Form 10-Q
period 1996-03-31
OREILLY AUTOMOTIVE INC
filed 1996-05-14
CIK 898173

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended  March 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ____________________


                        Commission file number  0-21318


                           O'REILLY AUTOMOTIVE, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Missouri                                      44-0618012
- --------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
    of incorporation or
       organization)

                              233 South Patterson
                         Springfield,  Missouri 65801
- --------------------------------------------------------------------------------
              (Address of principal executive offices, Zip code)

                                (417) 862-6708
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)
- --------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   [X]              No  [_]
     -------              -------

Common stock, $0.01 par value - 10,428,062 shares outstanding as of March 31,
1996

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                          Quarter Ended March 31, 1996

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

     ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets                                3
          Condensed Consolidated Statements of Income                          4
          Condensed Consolidated Statements of Cash Flows                      5
          Note to Condensed Consolidated Financial Statements                  6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION                               7

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                 9

SIGNATURE PAGE                                                                10

EXHIBIT INDEX                                                                 11

PART I   FINANCIAL INFORMATION
- ------------------------------
ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31,         December 31,
                                                             1996               1995
                                                          -------------------------------
                                                          (Unaudited)            (Note)
                                                         (In thousands, except share data)
ASSETS
Current assets:
     Cash and cash equivalents                            $  2,812               $  2,833
     Short-term investments                                 20,756                 23,410
     Accounts receivable                                    10,816                  9,460
     Inventory                                              74,191                 58,979
     Other current assets                                    3,261                  3,964
                                                          --------               --------

Total current assets                                       111,836                 98,646

Property and equipment, at cost                             75,124                 68,391
Accumulated depreciation                                    17,046                 16,440
                                                          --------               --------

                                                            58,078                 51,951

Other assets                                                 3,147                  3,007
                                                          --------               --------
Total assets                                              $173,061               $153,604
                                                          ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $ 25,893               $ 13,013
     Income taxes payable                                    1,279                      -
     Other current liabilities                               4,371                  4,931
     Current portion of long-term debt                         182                    231
                                                          --------               --------

Total current liabilities                                   31,725                 18,175

Long-term debt, less current portion                           352                    358
Other liabilities                                            1,256                  1,201

Stockholders' equity:
     Common stock, $.01 par value:
     Authorized shares - 30,000,000
     Issued and outstanding shares - 10,428,062
      in 1996 and 10,362,170 in 1995                           104                    104
Additional paid-in capital                                  72,794                 71,024
Retained earnings                                           66,830                 62,742
                                                          --------               --------
Total stockholders' equity                                 139,728                133,870
                                                          --------               --------
Total liabilities and stockholders'
 equity                                                   $173,061               $153,604
                                                          ========               ========

NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See note to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                  ---------------------------------
                                                                                   1996                      1995
                                                                                  -------                   -------
                                                                                 (In thousands, except per share data)
Product sales                                                                     $55,321                   $42,766

Cost of goods sold, including warehouse and distribution expenses                  32,912                    25,210
Operating, selling, general and administrative expenses                            16,255                    12,994
                                                                                  -------                   -------
                                                                                   49,167                    38,204
                                                                                  -------                   -------

Operating income                                                                    6,154                     4,562
Other income, net                                                                     319                        99
                                                                                  -------                   -------

Income before income taxes                                                          6,473                     4,661

Provision for income taxes                                                          2,385                     1,748
                                                                                  -------                   -------

Net income                                                                        $ 4,088                   $ 2,913
                                                                                  =======                   =======
Net income per share                                                                $0.39                     $0.34
                                                                                  =======                   =======
Weighted average common shares outstanding                                         10,380                     8,692
                                                                                  =======                   =======


See note to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                    1996                 1995
                                                   -------              -------
                                                          (In thousands)
Net cash provided by operating activities          $ 3,761              $ 1,025

Investing activities:
     Purchases of property and equipment            (7,528)              (4,828)
     Proceeds from sale of property and equipment      137                   12
     Purchases of short-term investments            (6,456)                   -
     Proceeds from sale of short-term investments    9,110                1,075
     Payments received on notes receivable               9                    -
                                                   -------              -------

Net cash used in investing activities               (4,728)              (3,741)

Financing activities:
     Borrowings on note payable to bank                  -                1,000
     Borrowings on long-term note                        -                  108
     Payments on long-term debt                        (55)                 (69)
     Proceeds from issuance of common stock          1,001                  342
                                                   -------              -------

Net cash provided by financing activities              946                1,381
                                                   -------              -------

Net decrease in cash                                   (21)              (1,335)
Cash at beginning of period                          2,833                3,364
                                                   -------              -------

Cash at end of period                              $ 2,812              $ 2,029
                                                   =======              =======

See note to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 March 31, 1996


1.  Basis of Presentation
    ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the O'Reilly Automotive, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------


RESULTS OF  OPERATIONS

Product sales for the first quarter of 1996 increased by $12.6 million, or 29.4%, over product sales for the first quarter of 1995 due to a 18.4% increase in comparable store product sales for the quarter, the opening of 20 new O'Reilly stores during the last three quarters of 1995 and the opening of 3 new stores during the first quarter of 1996. Management believes that the consumer acceptance experienced by these new O'Reilly stores and the increased product sales achieved by the existing O'Reilly stores is the result of the continuation of media advertising during the first three months of 1996 at the levels set in 1995, an increase in the broad selection of SKU's available at the newer O'Reilly stores and the increasing penetration of the general geographic markets in which the Company operates.

Gross profit increased 27.6% from $17.6 million (or 41.1% of product sales) in the first quarter of 1995 to $22.4 million (or 40.5% of product sales) in the first quarter of 1996. The increased dollar amount of gross profit resulted primarily from increased sales volume. The decrease in the gross profit margin for the first quarter of 1996 was primarily due to start-up costs associated with the opening of the Company's new Oklahoma City, Oklahoma distribution center and changes in product sales mix during the first quarter of 1996.

Operating, selling, general and administrative expenses (OSG&A expenses) increased $3.3 from $13.0 million (or 30.4% of product sales) in the first quarter of 1995 to $16.3 million (or 29.4% of product sales) in the first quarter of 1996. The increased dollar amount of OSG&A expenses resulted primarily from the new stores opened during the last three quarters of 1995 and the first quarter of 1996 as well as additions to administrative staff in order to support increased operations. The decrease in OSG&A expenses as a percentage of product sales was primarily attributable to increased product sales.

The Company's estimated provision for income taxes decreased from 37.5% of income before income taxes in the first quarter of 1995 to 36.8% in the first quarter of 1996. The decrease in the estimated effective income tax rate was primarily due to more of the Company's sales occurring in states with lower income tax rates.

Net income increased from $2.9 million or 6.8% of product sales in the first quarter of 1995 to $4.1 million or 7.4% of product sales in the first quarter of 1996, due primarily to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased from $1.0 million for the first three months of 1995 to $3.8 million for the first three months of 1996 principally as a result of increases in net income, depreciation and accounts payable offset by increases in accounts receivable and inventory.

Net cash used in investing activities has increased from $3.7 million in 1995 to $4.7 million in 1996 primarily as a result of a $2.7 million increase in purchases of property and equipment, most of which relates to the opening of the Oklahoma City distribution center, offset by an increase in net proceeds from sales of short-term investments.

Cash provided by financing activities has decreased from $1.4 million in the first three months of 1995 to $0.9 million in the first three months of 1996. The decrease was primarily due to no borrowings under the Company's credit facilities during the first three months of 1996.

The Company has available a short-term unsecured line of credit with Boatmen's Bank of Southwest Missouri. Under the terms thereof, the Company may borrow up to $17.0 million until May 1996. Borrowings outstanding under the line of credit bear interest at LIBOR plus 1% (6.4687% as of March 31, 1996). At March 31, 1996, no amounts were outstanding under the line of credit. Terms of this agreement, originally expiring May 1, 1996, will be extended to June 1, 1996. The Company expects that this line of credit will be renewed with substantially the same terms commencing on June 1, 1996.

The Company also has available a long-term unsecured revolving credit facility with Commerce Bank, N.A. of Springfield, Missouri. Under terms of this agreement, the Company may borrow up to $15 million upon compliance with various minimum financial ratios. This credit facility bears interest at LIBOR plus 1.25% (6.7187% at March 31, 1996). At March 31, 1996, there were no borrowings outstanding under this credit facility.

The Company plans to open an additional 27 stores in 1996 (for a total of 30). A portion of the funds required for such planned expansions will come from the cash provided by operating activities, short-term investments and existing bank credit facilities.

Management believes that the cash expected to be provided by operating activities, existing cash and short-term investments, existing bank credit facilities and trade credit will be sufficient to fund both the short and long term capital and liquidity needs of the Company for the foreseeable future.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
- -------     -----------------

            Not applicable

Item 2.     Changes in Securities
- -------     ---------------------

            Not applicable

Item 3.     Defaults Upon Senior Securities
- -------     -------------------------------

            Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders
- -------     ---------------------------------------------------

            Not applicable

Item 5.     Other information
- -------     -----------------

            Not applicable

Item 6.     Exhibits and Reports on Form 8-K
- -------     --------------------------------

            (a) Exhibits:  See Exhibit Index on page 11 hereof

            (b) Reports on Form 8-K:  No reports on Form 8-K were filed by the
                Registrant during the three months ended March  31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             O'REILLY AUTOMOTIVE, INC.

May 9, 1996                  David E. O'Reilly
- ----------------             ------------------------------------------------
Date                         David E. O'Reilly, President and Chief Executive
                             Officer


May 9, 1996                  James R. Batten
- ----------------             -------------------------------------------------
Date                         James R. Batten, Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Number            Description                                             Page
- ------            -----------                                             ----

 11.1             Computation of Earnings Per Share, filed herewith         12


 27.1             Financial Data Schedule, filed herewith                   13

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
               Exhibit 11.1 - Computation of Earnings Per Share


                                            Three Months Ended March 31,
                                       ---------------------------------------
                                         1996                            1995
                                       -------                          ------
                                        (In thousands, except per share data)

PRIMARY:
Weighted average shares outstanding    10,380                            8,692
                                       ======                           ======

Net income                             $4,088                           $2,913
                                       ======                           ======

Per share amount                       $ 0.39                           $ 0.34
                                       ======                           ======

FULLY DILUTED:
Not applicable