Form 10-Q
period 1996-06-30
OREILLY AUTOMOTIVE INC
filed 1996-08-13
CIK 898173

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from __________________ to __________________


                        Commission file number  0-21318


                           O'REILLY AUTOMOTIVE, INC.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Missouri                                    44-0618012
- ------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
    of incorporation or
       organization)

                              233 South Patterson
                         Springfield,  Missouri 65801
- ------------------------------------------------------------------------------
              (Address of principal executive offices, Zip code)

                                (417) 862-6708
- ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)
- ------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes      X              No
     -----------            -----------

Common stock, $0.01 par value - 10,445,019 shares outstanding as of June 30,
1996

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                          Quarter Ended June 30, 1996

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                 Page
                                                                               ----
     ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
         Condensed Consolidated Balance Sheets                                   3
         Condensed Consolidated Statements of Income                             4
         Condensed Consolidated Statements of Cash Flows                         5
         Note to Condensed Consolidated Financial Statements                     6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION                                 7

PART II - OTHER INFORMATION

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                9
     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   9

SIGNATURE PAGE                                                                  10

EXHIBIT INDEX                                                                   11

PART I   FINANCIAL INFORMATION
- ------------------------------
ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     June 30,               December 31,
                                                                       1996                     1995
                                                                  --------------           -------------
                                                                    (Unaudited)                (Note)
                                                                      (In thousands, except share data)
ASSETS
Current assets:
     Cash and cash equivalents                                        $  3,468                $  2,833
     Short-term investments                                              9,204                  23,410
     Accounts receivable                                                12,751                   9,460
     Inventory                                                          77,817                  58,979
     Other current assets                                                2,077                   3,964
                                                                      --------                --------
Total current assets                                                   105,317                  98,646

Property and equipment, at cost                                         83,266                  68,391
Accumulated depreciation                                                18,419                  16,440
                                                                      --------                --------
                                                                        64,847                  51,951
Other assets                                                             3,176                   3,007
                                                                      --------                --------
Total assets                                                          $173,340                $153,604
                                                                      ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $ 19,118                $ 13,013
     Income taxes payable                                                1,384                       -
     Other current liabilities                                           5,868                   4,931
     Current portion of long-term debt                                     165                     231
                                                                      --------                --------
Total current liabilities                                               26,535                  18,175

Long-term debt, less current portion                                       322                     358
Other liabilities                                                        1,338                   1,201

Stockholders' equity:
     Common stock, $.01 par value:
       Authorized shares - 30,000,000
       Issued and outstanding shares - 10,445,019
         in 1996 and 10,362,170 in 1995                                    104                     104
Additional paid-in capital                                              73,264                  71,024
Retained earnings                                                       71,777                  62,742
                                                                      --------                --------
Total stockholders' equity                                             145,145                 133,870
                                                                      --------                --------
Total liabilities and stockholders' equity                            $173,340                $153,604
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

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                                           Three Months Ended           Six Months Ended
                                                                                June 30,                     June 30,
                                                                       -------------------------      ----------------------
                                                                         1996            1995           1996            1995
                                                                       ----------      ---------      --------        -------
                                                                                (In thousands, except per share data)

Product sales                                                            $68,782         $50,644      $124,103       $93,410


Cost of goods sold, including warehouse and distribution expenses         40,570          30,095        73,482        55,305
Operating, selling, general and administrative expenses                   20,534          15,105        36,789        28,099
                                                                         -------         -------      --------       -------
                                                                          61,104          45,200       110,271        83,404
                                                                         -------         -------      --------       -------
Operating income                                                           7,678           5,444        13,832        10,006
Other income, net                                                            244              38           563           137
                                                                         -------         -------      --------       -------
Income before income taxes                                                 7,922           5,482        14,395        10,143

Provision for income taxes                                                 2,975           2,035         5,360         3,783
                                                                         -------         -------      --------       -------

Net income                                                               $ 4,947         $ 3,447      $  9,035       $ 6,360
                                                                         =======         =======      ========       =======

Net income per share                                                     $  0.47         $  0.39      $   0.87       $  0.73
                                                                         =======         =======      ========       =======

Weighted average common shares outstanding                                10,437           8,728        10,408         8,710
                                                                         =======         =======      ========       =======



See note to condensed consolidated financial statements.

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)





                                                             Six Months Ended June 30,
                                                            --------------------------
                                                               1996             1995
                                                            ----------      ----------
                                                                   (In thousands)
Net cash provided by (used in) operating activities         $    738        $ (4,354)

Investing activities:

     Purchases of property and equipment                     (15,801)        (12,786)

     Purchases of short-term investments                     (11,736)              -
     Proceeds from sale of short-term investments             25,942           1,075
     Other                                                       204            (143)
                                                            --------        --------
Net cash used in investing activities                         (1,391)        (11,854)

Financing activities:

     Borrowings on note payable to bank                            -           7,100
     Borrowings under long-term credit facility                    -           6,000
     Borrowings on long-term note                                  -             108
     Payments on long-term debt                                 (102)           (140)
     Proceeds from issuance of common stock                    1,390             512
                                                            --------        --------
Net cash provided by financing activities                      1,288          13,580
                                                            --------        --------
Net increase (decrease) in cash                                  635          (2,628)

Cash at beginning of period                                    2,833           3,364
                                                            --------        --------
Cash at end of period                                       $  3,468        $    736
                                                            ========        ========

See note to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 1996



1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the O'Reilly Automotive, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ------------------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------



RESULTS OF OPERATIONS

Product sales for the second quarter of 1996 increased by $18.1 million, or 35.8%, over product sales for the second quarter of 1995 due to a 21.4% increase in comparable store product sales for the quarter, the opening of 13 new O'Reilly stores during the last two quarters of 1995 and the opening of 13 new stores during the first and second quarters of 1996. Product sales for the first six months of 1996 increased by $30.7 million, or 32.9% over product sales for the first six months of 1995 due to a 20.0% increase in comparable store product sales and the opening of new O'Reilly stores discussed above. Management believes that the consumer acceptance experienced by these new O'Reilly stores and the increased product sales achieved by the existing O'Reilly stores is the result of the continuation of media advertising during the first six months of 1996 at the levels set in 1995, an increase in the broad selection of stock keeping units (SKU's) available at the newer O'Reilly stores and the increasing penetration of the general geographic markets in which O'Reilly Automotive, Inc. (the "Company") operates.

Gross profit increased 37.3% from $20.5 million (or 40.6% of product sales) in the second quarter of 1995 to $28.2 million (or 41.0% of product sales) in the second quarter of 1996. Gross profit for the first six months increased 32.8% from $38.1 (or 40.8% of product sales) in 1995 to $50.6 million (or 40.8% of product sales) in 1996. The increased dollar amount of gross profit resulted primarily from increased sales volume. The increase in the gross profit margin for the second quarter of 1996 was primarily due to changes in product sales mix during the quarter.

Operating, selling, general and administrative expenses (OSG&A expenses) increased $5.4 million from $15.1 million (or 29.8% of product sales) in the second quarter of 1995 to $20.5 million (or 29.9% of product sales) in the second quarter of 1996. OSG&A expenses increased $8.7 million from $28.1 million (or 30.1% of product sales) in the first six months of 1995 to $36.8 million (or 29.6% of product sales) in the first six months of 1996. The increased dollar amount of OSG&A expenses resulted primarily from the new stores opened during the last two quarters of 1995 and the first two quarters of 1996 as well as additions to administrative staff in order to support increased operations.

Other income, net, increased by $206,000 in the second quarter of 1996 versus the second quarter of 1995 and increased by $426,000 for the first six months of 1996 compared to the first six months of 1995. These increases were primarily due to interest income resulting from increased cash and short-term investment balances.

The Company's estimated provision for income taxes increased from 37.1% of income before income taxes in the second quarter of 1995 to 37.6% in the second quarter of 1996 and decreased from 37.3% in the first six months of 1995 to 37.2% in the first six months of 1996.

Net income increased from $3.4 million or 6.8% of product sales in the second quarter of 1995 to $4.9 million or 7.2% of product sales in the second quarter and from $6.4 million or 6.8% of product sales in the first six months of 1995 to $9.0 million or 7.3% of product sales in the first six months of 1996, due primarily to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $0.7 million was provided by operating activities for the first six months of 1996 as compared to $4.4 million net cash used by operating activities for the first six months of 1995 principally as a result of increases in net income, accounts payable and accrued expenses and decreases in other current assets offset by the increase in inventory. The increases in accounts payable and inventory are primarily due to the addition of the Oklahoma City, distribution center in March, 1996.

Net cash used in investing activities has decreased from $11.9 million in 1995 to $1.4 million in 1996 primarily as a result of a $13.1 million increase in net proceeds from sales of short-term investments offset by a $3.0 million increase in purchases of property and equipment.

Cash provided by financing activities has decreased from $13.6 million in the first six months of 1995 to $1.3 million in the first six months of 1996. The decrease was primarily due to no borrowings under the Company's credit facilities during the first six months of 1996.

The Company has available a short-term unsecured line of credit with Boatmen's Bank of Southwest Missouri. Under the terms thereof, the Company may borrow up to $17.0 million until June 1997. Borrowings outstanding under the line of credit bear interest at LIBOR plus 1% ( 6.5% as of June 30, 1996). At June 30, 1996, no amounts were outstanding under the line of credit.

The Company also has available a long-term unsecured revolving credit facility with Commerce Bank, N.A. of Springfield, Missouri. Under terms of this agreement, the Company may borrow up to $15 million upon compliance with various minimum financial ratios. This credit facility bears interest at LIBOR plus 1.25% (6.75% at June 30, 1996) and matures in May 1997. At June 30, 1996, there were no borrowings outstanding under this credit facility.

The Company plans to open an additional 17 stores in 1996 (for a total of 30). A portion of the funds required for such planned expansions will come from the cash provided by operating activities, short-term investments and existing bank credit facilities.

Management believes that the cash expected to be provided by operating activities, existing cash and short-term investments, existing bank credit facilities and trade credit will be sufficient to fund both the short and long-term capital and liquidity needs of the Company for the foreseeable future.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            Not applicable

Item 2.     Changes in Securities

            Not applicable

Item 3.     Defaults Upon Senior Securities

            Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

            The Annual Meeting of the Shareholders of the Company was held on May 7, 1996. Of the 10,426,651 shares entitled to vote at such meeting, 9,365,531 shares were present at the meeting in person or by proxy. The only matter voted upon at the Shareholders' meeting was for the election of two Class III Directors for the ensuing year.

            The two individuals listed below were elected as Class III Directors of the Company, and, with respect to each such Director, the number of shares voted for and against were as follows:

                                Number of Shares Voted
                                ----------------------
            Name of Nominee        For         Against
            ---------------     ---------    -----------

            David E. O'Reilly   9,354,774     10,757

            Paul R. Lederer     9,354,879     10,652

            There were no brokers' non-votes.

Item 5.     Other information

            Not applicable

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits:  See Exhibit Index on page 11 hereof

            (b) Reports on Form 8-K: No reports on Form 8-K were filed by the
                Registrant during the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             O'REILLY AUTOMOTIVE, INC.

August 9, 1996               David E. O'Reilly
- ----------------------       ------------------------------------------------
Date                         David E. O'Reilly, President and Chief Executive
                             Officer


August 9, 1996               James R. Batten
- ----------------------       ------------------------------------------------
Date                         James R. Batten, Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Number      Description                                                 Page
- ------      -----------                                                 ----

10.17       Promissory Note between the Registrant and Boatmen's Bank
            of Southwest Missouri dated June 1, 1996, filed herewith.    12

27.1        Financial Data Schedule, filed herewith.                     16

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                 Exhibit 10.17

O'REILLY AUTOMOTIVE, INC.
C/L #1518020-0001

BANK NAME:  Boatmen's Bank of Southern Missouri
BANK ADDRESS:  P.O. Box 1157, Springfield, Missouri 65801-1157
("BANK")

$17,000,000.00                                                  June 1, 1996

                                PROMISSORY NOTE

The undersigned ("Borrower") promises to pay to the order of Bank at Bank's address as listed at the top of this Note ("Bank's Address"), or such other address as the holder hereof may designate, the principal sum of Seventeen Million and no/100 Dollars ($17,000,000.00) ("Credit Limit"), or so much thereof as has been advanced by Bank and is outstanding, plus interest thereon as required below.

As used in this Note the following terms shall have the meanings indicated below:

  "Adjustable Corporate Base Rate" shall mean with respect to any CBR Loan the sum of (a) the Applicable Margin plus (b) the Corporate Base Rate.

  "Adjusted LIBOR Rate" shall mean with respect to any LIBOR Loan for any Interest Period the interest rate as determined by the Bank equal to the sum of
(a) the Applicable Margin plus (b) the LIBOR Rate applicable to that Interest Period. Each determination of the adjusted LIBOR Rate shall be made by the Bank and shall be conclusive absent manifest error.

  Applicable Margin shall mean 1.0% with respect to any LIBOR Loan and 0.0% with respect to any CBR Loan.

  "Borrowing" shall mean a borrowing under this Note.

  "Business Day" shall mean any day other than a Saturday, Sunday, or legal holiday in the State of Missouri on which banks are open for business, except that, if any determination of a "Business Day" shall relate to a LIBOR Loan, the term "Business Day" shall in addition exclude any day on which banks are not open for dealings in dollar deposits in the London Interbank Market.

  "CBR Loan" shall mean any Borrowing which is currently bearing interest at the Adjusted Corporate Base Rate.

  "Corporate Base Rate" shall mean the from time-to-time publicly announced Corporate Base Rate of interest of the Bank, which rate shall change simultaneously with each change in the Corporate Base Rate.

  "Interest Period" shall mean as to any LIBOR Loan, the period of one, two, or three months' duration, as specified by the Borrower commencing on the date such LIBOR Loan shall have been made or immediately upon the expiration of the preceding Interest Period; provided, however, that (a) if any Interest Period would end on a day which shall not be a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, with respect to LIBOR Loans only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day and (b) no Interest Period in respect of any LIBOR Loan hereunder shall end later than the Maturity Date.

  "LIBOR Loan" means any Borrowing which is currently bearing interest at the Adjusted LIBOR Rate.

  "LIBOR Rate" with respect to any LIBOR Loan for any Interest Period shall mean an interest rate per annum equal to the quotient (rounded to the nearest 0.001%) of

        (i) the rate at which dollar in immediately available funds and for a maturity equal to the applicable Interest Period are offered or available in the London Interbank Market for Eurodollars as of 11:00 a.m. (London time) two Business Days before the applicable advance date as reported on Telerate Screen LIBO page 3750 (or other applicable page), divided by

        (ii) a number equal to one (1) minus the decimal equivalent of the aggregate of the maximum rates during the applicable Interest Period of all reserve requirements (including, without limitation, marginal, emergency, supplemental and special reserves), established by the Federal Reserve Board or any other governmental authority to which Bank is subject, in respect of "Eurocurrency liabilities" as referred to in Regulation D, including but not limited to those imposed under Regulation D. (The amount of every LIBOR Loan shall be deemed to constitute a Eurocurrency liability and as such shall be deemed to be subject to such reserve requirements without benefit of credits for proration, exceptions or offsets which may be available from time-to-time to Bank under Regulation D.) The LIBOR Rate shall be adjusted automatically on and as of the effective date of any change in any such reserve requirements.

  "Loan" shall mean any CBR Loan or LIBOR Loan.

  "Maturity Date" shall mean June 1, 1997.

  "Notice of Borrowing" shall have the sole meaning given it below.

Until the Maturity Date, Bank may in its sole discretion make advances as requested by Borrower from time-to-time, including advances that are reborrowings of principal previously paid by Borrower on this Note; provided, however, that no advances will be made if doing so results in there being a principal balance outstanding greater than the Credit Limit.

Interest shall accrue on the outstanding principal balance of this Note at the Adjusted Corporate Base Rate or Adjusted LIBOR Rate as specified by the Borrower in the Notice of Borrowing. Whenever Borrower desires to make a Borrowing hereunder, it shall give Bank prior written notice (or telephonic notice promptly confirmed in writing) of each Loan to be made hereunder, each such notice to be given prior to 11:00 a.m. (Central time) on the date specified. Each such notice (each, a "Notice of Borrowing") shall be irrevocable and specify the aggregate principal amount of the Borrowing to be made pursuant to such Borrowing, the date of Borrowing, which shall be a Business Day, (the "Borrowing Date"), whether the Borrowing(s) being requested are to be CBR Loans or LIBOR Loans and (in the case of LIBOR Loans) the Interest Period or Interest Periods to be applicable thereto. If no election is specified in the notice then the Borrowing shall be deemed to be a CBR Loan. The Borrower shall give the same notice before the expiration of each Interest Period with respect to any LIBOR Loans. If no such notice is given, then on the expiration of such Interest Period the Loan will convert to a CBR Loan. The Borrower may convert any CBR Loan to a LIBOR Loan at any time as long as it complies with the notice provisions for a LIBOR Loan.

Without in any way limiting the Borrower's obligation to confirm in writing any telephonic notice, Bank may act without liability upon the basis of any telephonic notice believed by Bank in good faith to be from the Borrower prior to receipt of written confirmation. In each such case, Borrower hereby waives the right to dispute Bank's record of the terms of such telephonic Notice of Borrowing.

The aggregate principal amount of each Borrowing of LIBOR Loans hereunder shall not be less than $1,000,000.00, in integral multiples of $50,000.00 and shall have no more than five LIBOR Loans outstanding at any time; and the aggregate principal amount of each Borrowing of CBR Loans hereunder shall be not less than $250,000.00, or, if less, the aggregate amount of the unused Credit Limit.

Notwithstanding anything to the contrary contained in this Note, the rate of interest payable under this Note shall not exceed the maximum amount Bank lawfully may charge. If Bank receives anything of value deemed interest under applicable law which would exceed the maximum amount of interest permissible under applicable law, or if application of any variable rate, use of a 360-day year or any other circumstance, including acceleration, prepayment, or demand, would cause the effective interest rate under this Note to exceed such maximum rate, then the interest rate under this Note shall be deemed reduced to such maximum rate, and the excessive interest shall, at the option of Bank, be applied to the reduction of the outstanding principal balance under this Note or refunded to Borrower.

The entire outstanding principal balance and all accrued interest thereon shall be due and payable on the Maturity Date. Until the Maturity Date, Borrower shall pay interest on CBR Loans monthly on the first (1st) day of each calendar month commencing on July 1, 1996, and on the Maturity Date. Interest on LIBOR Loans shall be paid upon the expiration of each Interest Period, upon conversion to a CBR Loan and on the Maturity Date. The Borrower shall make each payment hereunder not later than 3 p.m. (Central time) on the date when due, in immediately available funds to the Bank's Address. If any payment is scheduled to become due on a day which is not a Business Day, such payment shall instead become due on the immediately following Business Day.

After maturity, whether upon the lapse of time or by acceleration, all past due principal, and interest to the extent permitted by law, shall bear interest until paid at the Corporate Base Rate plus 2.0%. All interest shall be calculated on the basis of the days actually elapsed over a year deemed to consist of 360 days. After maturity, whether by acceleration or otherwise, interest on all Loans shall be payable upon demand.

The Borrower shall have the right at any time and from time-to-time to prepay any CBR Loan, in whole or in part, without premium or penalty. Any such prepayment shall increase the unused portion of the Credit Limit available for borrowing until the Maturity Date. The Borrower shall not have the right to prepay in whole or part any LIBOR Loan.

The date, amount, type, and (in the case of LIBOR Loans) the Interest Period with respect to the making or payment of each Loan shall be recorded in records maintained by the Bank with respect thereto. The failure to record, or any error in recording, any such Loan or repayment on such schedule (or continuation thereof) or similar records shall not, however, affect the obligations of Borrower hereunder to repay the principal amount of the Loans together with all interest accruing thereon. Each record maintained by the Bank shall constitute prima facie evidence of the outstanding amount of its Loans hereunder.

In the event the Bank shall incur any loss, cost, expense or premium in connection with any Loan for any reason, as a result of:

         (i) any payment or conversion of a LIBOR Loan on a date other than the last day of the then applicable Interest Period;

         (ii) any failure by the Borrower to borrow, continue, or effect by conversion any LIBOR Loan on the date specified in the notice given as required herein; or

         (iii) any failure by the Borrower to make any payment of principal or interest when due on any LIBOR Loan, whether at stated maturity, by acceleration or otherwise;

then, upon the demand of the Bank, the Borrower shall pay to the Bank such amount as will reimburse the Bank for such loss, cost or expense. A certificate of the Bank as to the additional amounts payable pursuant to this paragraph shall in the absence of manifest error be conclusive of the amount thereof.

This Note is secured by collateral described in the following agreements:

N/A
There may be other security and Borrower acknowledges that omitting to list it here shall not constitute a waiver or abandonment thereof. The holder of this Note, in addition to any other rights the holder may have, shall have the right to offset against amounts due under this Note all deposits, funds, securities, and other property of Borrower in the possession of the holder.

If Borrower does not pay any principal or interest when due hereunder, or if Borrower defaults under or otherwise fails to perform or pay any covenant or obligation in any agreement that secures this Note or has been executed and delivered to the holder hereof in connection with the indebtedness evidenced by this Note, the holder hereof may declare all principal and unpaid accrued interest to be immediately due and payable. Failure to do so at any time shall not constitute a waiver of the right of the holder hereof to do so at any other time.

Borrower and all others who are or become parties to this Note, whether as makers, endorsers, or guarantors, by becoming parties to this Note waive presentment for payment, notice of dishonor, protest, notice of protest, and all other notices and lack of diligence in the enforcement of this Note. Every such party by becoming a party to this Note assents to each and every extension or postponement of the time of payment or other indulgence by the holder of this Note, whenever made, and waives notice thereof.

If this Note is not paid strictly according to its terms, Borrower shall (to the extent permitted by law) pay all costs of collection, including but not limited to court costs and attorney's fees and expenses (whether or not there is litigation), and all costs of the holder hereof incurred in connection with any proceedings affecting this Note under the United States Bankruptcy Code.

Borrower agrees that it will use the proceeds of this Note for business purposes (other than agricultural purposes) only, and not for personal, family or household purposes.

This Note shall be governed by the law of the state of Bank's Address, without regard to choice or conflict of laws rules.

IF THERE IS MORE THAN ONE UNDERSIGNED AS BORROWER, ALL REFERENCES HEREIN TO "BORROWER" REFER TO ALL OF THE UNDERSIGNED AND TO EACH OF THEM, AND THEIR OBLIGATIONS HEREUNDER ARE JOINT AND SEVERAL.


O'REILLY AUTOMOTIVE, INC.


       /s/ David E. O'Reilly
By:    David E. O'Reilly, President


Borrower's Address: P.O. Box 1897
                    Springfield, MO  65801-1897