Form 10-Q
period 1996-09-30
OREILLY AUTOMOTIVE INC
filed 1996-11-14
CIK 898173

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  September 30, 1996

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from ______________ to _______________


                        Commission file number  0-21318


                           O'REILLY AUTOMOTIVE, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Missouri                                       44-0618012
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
    of incorporation or
       organization)

                              233 South Patterson
                         Springfield,  Missouri 65801
--------------------------------------------------------------------------------
              (Address of principal executive offices, Zip code)

                                (417) 862-6708
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

Common stock, $0.01 par value - 10,453,668 shares outstanding as of September 30, 1996

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                        Quarter Ended September 30, 1996

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I  - FINANCIAL INFORMATION

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

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
                                                          1996          1995
                                                     -------------  ------------
                                                      (Unaudited)      (Note)
                                                        (In thousands, except
                                                             share data)
ASSETS
Current assets:
  Cash and cash equivalents                             $  3,686      $  2,833
  Short-term investments                                   7,194        23,410
  Accounts receivable                                     11,858         9,460
  Inventory                                               80,311        58,979
  Other current assets                                     2,542         3,964
                                                        --------      --------
Total current assets                                     105,591        98,646
Property and equipment, at cost                           91,452        68,391
Accumulated depreciation                                  19,864        16,440
                                                        --------      --------
                                                          71,588        51,951
Other assets                                               3,330         3,007
                                                        --------      --------
Total assets                                            $180,509      $153,604
                                                        ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $ 19,492      $ 13,013
  Income taxes payable                                     1,622             -
  Other current liabilities                                6,946         4,931
  Current portion of long-term debt                          127           231
                                                        --------      --------
Total current liabilities                                 28,187        18,175
Long-term debt, less current portion                         311           358
Other liabilities                                          1,183         1,201
Stockholders' equity:
  Common stock, $.01 par value:
    Authorized shares - 30,000,000 Issued and
     outstanding shares - 10,453,668 in 1996 and
     10,362,170 in 1995                                      105           104
    Additional paid-in capital                            73,524        71,024
    Retained earnings                                     77,199        62,742
                                                        --------      --------
Total stockholders' equity                               150,828       133,870
                                                        --------      --------
Total liabilities and stockholders' equity              $180,509      $153,604
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

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                               Three Months Ended       Nine Months Ended
                                                  September 30,           September 30,
                                               -------------------     --------------------
                                                1996        1995         1996         1995
                                               -------     -------     --------     --------
                                                   (In thousands, except per share data)
Product sales                                  $70,432     $57,181     $194,535     $150,591

Cost of goods sold, including warehouse
  and distribution expenses                     41,185      33,495      114,667       88,800
Operating, selling, general and
  administrative expenses                       20,953      17,009       57,742       45,108
                                               -------     -------     --------     --------
                                                62,138      50,504      172,409      133,908
                                               -------     -------     --------     --------
Operating income                                 8,294       6,677       22,126       16,683
Other income (expense), net                        259         (63)         822           74
                                               -------     -------     --------     --------
Income before income taxes                       8,553       6,614       22,948       16,757
Provision for income taxes                       3,131       2,475        8,491        6,258
                                               -------     -------     --------     --------
Net income                                       5,422       4,139       14,457       10,499
                                               =======     =======     ========     ========
Net income per share                           $  0.52     $  0.47     $   1.39     $   1.20
                                               =======     =======     ========     ========
Weighted average common shares outstanding      10,448       8,741       10,422        8,720
                                               =======     =======     ========     ========

See note to condensed consolidated financial statements.

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                     --------------------
                                                       1996        1995
                                                     --------    --------
                                                        (In thousands)
Net cash provided by operating activities            $  7,156    $    263
Investing activities:
    Purchases of property and equipment               (24,204)    (19,821)
    Purchases of short-term investments               (13,879)          -
    Proceeds from sale of short-term investments       30,095       1,075
    Other                                                 282         (72)
                                                     --------    --------
Net cash used in investing activities                  (7,706)    (18,818)
Financing activities:
    Borrowings on note payable to bank                      -       9,100
    Borrowings under long-term credit facility              -       8,500
    Borrowings on long-term note                            -         108
    Payments on long-term debt                           (151)       (216)
    Proceeds from issuance of common stock              1,554         818
                                                     --------    --------
Net cash provided by financing activities               1,403      18,310
                                                     --------    --------
Net increase (decrease) in cash                           853        (245)
Cash at beginning of period                             2,833       3,364
                                                     --------    --------
Cash at end of period                                $  3,686    $  3,119
                                                     ========    ========

See note to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               September 30, 1996


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the O'Reilly Automotive, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ------------------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------


RESULTS OF OPERATIONS

Product sales for the third quarter of 1996 increased by $13.3 million, or 23.2%, over product sales for the third quarter of 1995 due to an 8.2% increase in comparable store product sales for the quarter, the opening of 8 new O'Reilly stores during the fourth quarter of 1995 and the opening of 22 new stores during the first nine months of 1996. Product sales for the first nine months of 1996 increased by $43.9 million, or 29.2% over product sales for the first nine months of 1995 due to a 15.6% increase in comparable store product sales and the opening of new O'Reilly stores discussed above. Management believes that the consumer acceptance experienced by these new O'Reilly stores and the increased product sales achieved by the existing O'Reilly stores is the result of the continuation of media advertising during the first nine months of 1996 at the levels set in 1995, an increase in the broad selection of stock keeping units (SKU's) available at both new and existing O'Reilly stores and the increasing penetration of the general geographic markets in which O'Reilly Automotive, Inc. (the "Company") operates.

Gross profit increased 23.5% from $23.7 million (or 41.4% of product sales) in the third quarter of 1995 to $29.2 million (or 41.5% of product sales) in the third quarter of 1996. Gross profit for the first nine months increased 29.3% from $61.8 (or 41.0% of product sales) in 1995 to $79.9 million (or 41.1% of product sales) in 1996. The increased dollar amount of gross profit resulted primarily from increased sales volume.

Operating, selling, general and administrative expenses (OSG&A expenses) increased $4.0 million from $17.0 million (or 29.7% of product sales) in the third quarter of 1995 to $21.0 million (or 29.7% of product sales) in the third quarter of 1996. OSG&A expenses increased $12.6 million from $45.1 million (or 30.0% of product sales) in the first nine months of 1995 to $57.7 million (or 29.7% of product sales) in the first nine months of 1996. The increased dollar amount of OSG&A expenses resulted primarily from the new stores opened during the last quarter of 1995 and the first nine months of 1996 as well as additions to administrative staff in order to support increased operations. The decrease in OSG&A expenses as a percent of product sales in the first nine months of 1996 was primarily the result of increased product sales.

Other income (expense), net, increased by $322,000 in the third quarter of 1996 versus the third quarter of 1995 and increased by $748,000 for the first nine months of 1996 compared to the first nine months of 1995. These increases were primarily due to interest income resulting from increased cash and short-term investment balances.

The Company's estimated provision for income taxes decreased from 37.4% of income before income taxes in the third quarter of 1995 to 36.6% in the third quarter of 1996 and decreased from 37.3% in the first nine months of 1995 to 37.0% in the first nine months of 1996. The decrease in the effective income tax rate was primarily due to more of the Company's sales occurring in states with lower income tax rates.

Net income increased from $4.1 million or 7.2% of product sales in the third quarter of 1995 to $5.4 million or 7.7% of product sales in the third quarter and from $10.5 million or 7.0% of product sales in the first nine months of 1995 to $14.5 million or 7.4% of product sales in the first nine months of 1996, due primarily to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $7.2 million was provided by operating activities for the first nine months of 1996 as compared to $0.3 million net cash provided by operating activities for the first nine months of 1995 principally as a result of increases in net income, accounts payable and accrued expenses and decreases in other current assets offset by an increase in accounts receivable and inventory. The increases in accounts payable and inventory are primarily due to the addition of the Oklahoma City distribution center in March 1996, the addition of new stores and increased sales levels in existing and newly opened stores.

Net cash used in investing activities has decreased from $18.8 million in 1995 to $7.7 million in 1996 primarily as a result of a $15.1 million increase in net proceeds from sales of short-term investments offset by a $4.4 million increase in purchases of property and equipment.

Cash provided by financing activities has decreased from $18.3 million in the first nine months of 1995 to $1.4 million in the first nine months of 1996. The decrease was primarily due to no borrowings under the Company's credit facilities during the first nine months of 1996.

The Company has available a short-term unsecured line of credit with Boatmen's Bank of Southern Missouri. Under the terms thereof, the Company may borrow up to $17.0 million until September 1997. Borrowings outstanding under the line of credit bear interest at LIBOR plus 1% (6.47% as of September 30, 1996). At September 30, 1996, no amounts were outstanding under the line of credit.

The Company also has available a long-term unsecured revolving credit facility with Commerce Bank, N.A. of Springfield, Missouri. Under terms of this agreement, the Company may borrow up to $15 million upon compliance with various minimum financial ratios. This credit facility bears interest at LIBOR plus 1.25% (6.72% at September 30, 1996) and matures in May 1997. At September 30, 1996, no amounts were outstanding under this credit facility.

The Company plans to open an additional eight stores in 1996 (for a total of 30). The funds required for such planned expansions will come from the cash provided by operating activities, short-term investments and existing bank credit facilities.

Management believes that the cash expected to be provided by operating activities, existing cash and short-term investments, existing bank credit facilities and trade credit will be sufficient to fund both the short and long-term capital and liquidity needs of the Company for the foreseeable future.

The above discussion contains statements regarding matters that are not historical facts (including statements as to beliefs or expectations of the Company) which are forward-looking statements. Because such forward-looking statements include risks and uncertainties, the Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in Exhibit 99.1.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------

          Not applicable

Item 2.   Changes in Securities
-------------------------------

          Not applicable

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          Not applicable

Item 5.   Other information
---------------------------

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a) Exhibits:  See Exhibit Index on page 11 hereof

          (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    O'REILLY AUTOMOTIVE, INC.

November 12, 1996                   David E. O'Reilly
-----------------------             -----------------------------------
Date                                David E. O'Reilly, President and
                                    Chief Executive Officer


November 12, 1996                   James R. Batten
-----------------------             -----------------------------------
Date                                James R. Batten, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Number               Description                                Page
------               -----------                                ----
  27.1               Financial Data Schedule, filed herewith.    12
  99.1               Certain Risk Factors, filed herewith.       13