Form 10-K
period 1996-12-31
OREILLY AUTOMOTIVE INC
filed 1997-03-31
CIK 898173

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended  December 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from ___________________ to ____________________

                        Commission file number  0-21318

                           O'REILLY AUTOMOTIVE, INC.
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Missouri                             44-0618012
     --------------------------------------------------------------------
     (State or other jurisdiction    (I.R.S. Employer Identification No.)
         of incorporation or
            organization)


                              233 South Patterson
                          Springfield, Missouri 65801
     --------------------------------------------------------------------
              (Address of principal executive offices, zip code)

                                (417) 862-6708
     --------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      X       No
                                        ----------      -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                         _______

At February 28, 1997, an aggregate of 10,474,778 shares of the common stock of the registrant were outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $181,118,849, based on the last sale price of the common stock reported by the NASDAQ Stock Market (National Market).

                      DOCUMENTS INCORPORATED BY REFERENCE

As provided herein, portions of the registrant's documents specified below are incorporated herein by reference:

             Document                               Part-Form 10-K
---------------------------------------   -------------------------------------

Portions of the Annual Shareholders'
Report for the Year Ended December 31,
1996                                       Parts I, II and IV

Proxy Statement for 1997 Annual Meeting
of Stockholders (to be filed pursuant
to Regulation 14A within 120 days of
the end of registrant's most recently
completed fiscal year)                     Part III

The information contained in this Form 10-K includes statements regarding matters which are not historical facts (including statements as to O'Reilly Automotive, Inc.'s (the "Company") plans, beliefs or expectations) which are forward-looking statements within the meaning of the federal securities laws. Because such forward-looking statements involve certain risks and uncertainties, the Company's actual results and the timing of certain events could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed in the Sections captioned "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (incorporated herein by reference) and those risk factors discussed in Exhibit 99.1 hereto.


                                     PART I

ITEM 1   BUSINESS
------------------

General

     O'Reilly Automotive, Inc. ("O'Reilly" or the "Company") is a specialty retailer and supplier of automotive aftermarket parts, tools, supplies, equipment and accessories ("Automotive Products") to both "do-it-yourself" ("DIY") customers and professional mechanics or service technicians ("Professional Installers"). The Company, which was founded in 1957 by the O'Reilly family in Springfield, Missouri, operates 219 stores (at December 31,
1996) within the states of Missouri, Arkansas, Kansas and Oklahoma. See "Growth and Expansion Strategies." O'Reilly stores carry an extensive product line consisting of (i) new and remanufactured automotive hard parts, such as alternators, starters, fuel pumps, water pumps, and brake shoes and pads, (ii) maintenance items, such as oil, antifreeze, fluids, engine additives and appearance products, (iii) accessories, such as floor mats and seat covers, and
(iv) a complete line of autobody paint and related materials, automotive tools and professional service equipment. The Company offers machining services through its O'Reilly stores, but does not sell tires or perform automotive repairs or installations. Approximately 97% of the Company's 1996 product sales were generated through the O'Reilly store network, of which approximately one-half was derived from DIY customers and one-half from Professional Installers. The remaining 3% of the Company's product sales was generated by its wholly-owned subsidiary, Ozark Automotive Distributors, Inc. ("Ozark"), through wholesale sales to independently owned auto parts stores.


Background

     O'Reilly was founded in 1957 by Charles F. O'Reilly and his son, Charles H. "Chub" O'Reilly, Sr. (a current director of the Company) and initially operated from a single store in Springfield, Missouri, with 12 employees selling primarily to the Professional Installer portion of the market. O'Reilly established Ozark in October 1960 to purchase Automotive Products directly from the manufacturer and to distribute such Automotive Products to O'Reilly.

     The Company has experienced steady growth from its first year of operation. By 1980, each of Chub O'Reilly's children, Charles, Lawrence and David O'Reilly and Rosalie O'Reilly Wooten, had assumed leadership roles in the Company. Together with their father, they have managed the Company through a period of rapid growth and profitability.

     The Company's goal is to continue its pattern of growth in sales and profitability by capitalizing on its role as a leading specialty retailer and supplier of Automotive Products throughout its markets. The key elements of the multifaceted business strategy developed by the Company to achieve this goal are discussed below.


Operating Strategies

     Dual Market Strategy. The Company believes that because it aggressively pursues both the DIY and the Professional Installer portions of the automotive aftermarket through its O'Reilly store network, the Company can successfully compete not only in large metropolitan markets but also in less densely populated areas. In 1996, the Company derived approximately one-half of its O'Reilly store network sales by selling to the DIY market and approximately one-half of such sales by selling to the Professional Installer market. By serving both portions of the market, the Company believes that it is able to reach substantially all consumers of Automotive Products within its market areas. The increased demand generated by this expanded customer base permits the Company to
(i) stock (either in-store or at its distribution centers) a broader selection of stock keeping units ("SKU's"), and (ii) restock and fill special orders from its distribution centers on an overnight, or in some cases, a same-day basis. See "Inventory Management and Distribution Systems."

     The Company also believes that its service to both the DIY and Professional Installer portions of the automotive aftermarket results in additional benefits not generally enjoyed by competitors serving only one portion of the market. Because the Company deals with the more technically-oriented Professional Installers, the Company's Professional Parts People are required to be more technically proficient, particularly with regard to hard parts. The Company has found that such technical proficiency is also valued by its DIY consumers, thereby enhancing the Company's ability to execute its customer service strategy. Further, the Company has found that the more progressive marketing concepts utilized in the DIY portion of its business can be applied to increase sales of Automotive Products to the Company's Professional Installer customers.

     Inventory Management and Distribution Systems. The Company's inventory management and distribution systems, which electronically link each O'Reilly store to a distribution center, provide an efficient and sophisticated means of inventory control and management. The computer system at each O'Reilly store records each sale, makes a corresponding inventory adjustment and orders replacement inventory from the distribution center. The Company utilizes an industry ranking method, in addition to its own evaluation criteria, for each SKU carried at the distribution center which identifies and classifies each SKU by demand. Refinements to inventory levels to be carried in the stores are made continuously based in large part on the sales movement shown by the Company's computerized inventory control system and on management's assessment of the changes and trends in the marketplace. Under arrangements with most suppliers of Automotive Products, slow moving or obsolete merchandise is returned to the supplier for full credit. Accordingly, the Company experiences little obsolescence in its inventory.

     The Company's distribution centers are equipped with highly automated conveyor systems which expedite the movement of Automotive Products to loading areas for shipment to individual stores on a nightly basis. The distribution centers utilize computer assisted technology to electronically receive orders from computers located in each O'Reilly store. The Company, which continually seeks to further enhance these systems, has installed a bar code system in its stores. In addition, the Company has established a satellite-based data interchange system between those O'Reilly stores in which high-speed data transmission technology is not readily available, the distribution center which services such stores and the O'Reilly corporate headquarters.

     During 1996, the Company's three distribution centers experienced an annual inventory turn of approximately 5.8 times, and the O'Reilly store network had an average inventory turn of approximately 4.1 times. The Company believes that its warehouse distribution system enables it to maintain optimum inventory levels throughout the O'Reilly store network and, at the same time, provide its customers with an outstanding selection of SKUs at each O'Reilly store site. The Company further believes that its ability to provide its customers with access to over 105,000 SKUs (many of which are lower turnover items not typically stocked at other parts stores) on an overnight and, in some cases, a same day basis results in an important competitive advantage enjoyed by the Company in this key area of SKU selection and availability.

     Superior Customer Service. The Company's number one priority is customer satisfaction. The Company seeks to attract new DIY and Professional Installer customers and to retain existing customers by conducting a variety of advertising and promotional programs and by offering (i) superior in-store service through highly-motivated, technically-proficient Professional Parts People using advanced point-of-sale systems, (ii) an extensive selection of SKUs stocked in each store, (iii) same day or overnight availability of over 105,000 SKUs made possible through the Company's rapid, on-line communication with its distribution centers, (iv) attractive stores in convenient locations, and (v) competitive pricing supported by the Company's Right Part, Right Price, Right Now(R) policy.

     Each of O'Reilly's Professional Parts People is required to be technically proficient in the workings and application of Automotive Products. See "Store Operations--Store Personnel and Training." This degree of technical proficiency is essential because of the significant portion of the Company's business represented by the Professional Installer. The Company has found that the typical DIY customer often seeks assistance from sales persons, particularly in connection with the purchase of hard parts. The Company believes that the ability of its Professional Parts People to provide such assistance to the DIY consumer is valued by the DIY customer, and therefore is likely to result in repeat DIY business. To assist the Company's Professional Parts People in providing superior customer service, the Company has installed advanced point-of-sale information systems. These systems provide individual O'Reilly stores with access to the Company's database of manufacturer recommended parts (the "electronic catalog") and the ability to locate parts at other O'Reilly stores. These systems also significantly shorten the time period required to obtain credit card and personal check approvals.

     The Company believes that the satisfaction of DIY and Professional Installer customers often is substantially dependent upon the Company's ability to offer the specific Automotive Product requested. Accordingly, each O'Reilly store carries a broad selection of Automotive Products designed to cover a broad range of vehicle specifications. To emphasize its commitment to providing its customers with the Automotive Products requested, the Company has instituted a Right Part, Right Price, Right Now(R) policy. Under this policy, if any of the 15,000 most commonly requested Automotive Products is not available in-store when the customer requests it, the Company will apply a 5% discount to the purchase price of the item and the part will usually be available within 24 hours from one of the Company's distribution centers.

     The Company believes that O'Reilly stores are "destination stores" generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Consequently, most O'Reilly stores are free-standing buildings situated on or near major traffic thoroughfares. O'Reilly stores offer ample parking and easy customer access.

     The Company believes that a competitive pricing policy is essential within product categories in order to compete successfully. Product pricing is generally established to meet the pricing policies of competitors in the market area served by each store. Most Automotive Products sold by the Company are priced at discounts from the manufacturer suggested prices and additional savings are offered through volume discounts and special promotional pricing. Consistent with its Right Part, Right Price, Right Now(R) policy, each O'Reilly store will match any verifiable price on any in-stock product of the same or comparable quality offered by any of its competitors.


Growth and Expansion Strategies

     Accelerated New Store Openings. The Company's ability to open new stores in both existing and new markets since the beginning of 1980 has been a significant factor in achieving its rapid growth in product sales and profitability. The Company operates 219 stores (at December 31, 1996) within the states of Missouri, Arkansas, Kansas and Oklahoma and for the five years ended December 31, 1996 has increased the number of O'Reilly stores at an average annual rate of approximately 14%. The Company has adopted certain strategic initiatives designed to accelerate its new store opening rate to approximately 19% by 1998. The Company intends to open 40 new stores in 1997 and 50 new stores in 1998, including stores to be opened in the new market areas of Iowa and Nebraska, and additional stores in the Company's current market areas. Management believes that the Company's ability to open new stores at this accelerated rate will continue to be a significant factor in achieving its growth objectives for the future, and that substantial opportunities exist for the opening of new stores to achieve greater penetration in existing markets and to expand into new contiguous markets.

     Until 1986, the Company's expansion was targeted to markets with populations of less than 100,000. The Company entered into a more densely populated market in August 1986 with the opening of the first of its 29 stores which now serve the greater Kansas City, Missouri, marketing area. Of the 31 stores opened in 1996, 5 are located in the Wichita, Kansas market, and the remainder are located in other markets, primarily in Oklahoma and Kansas. While the Company has faced, and expects to continue to face, more aggressive competition in its more densely populated markets, the Company believes that it has competed effectively, and that it is well positioned to continue to compete effectively, in such markets and achieve its goal of continued sales and profit growth within these markets. The Company also believes that because of its Dual Market Strategy, the Company is better able to operate stores in less densely populated areas within its regional market which would not otherwise support a national or regional chain store selling to one portion of the market or the other. Consequently, the Company expects to continue to open new stores in less densely populated market areas.

     To date, the Company has experienced no significant difficulties in locating suitable store sites for construction of new stores or identifying suitable acquisition candidates for conversion to O'Reilly stores. New stores are opened by the Company either (i) by constructing a new store at a site which is purchased or leased and stocking the new store with fixtures and inventory, or (ii) by acquiring an independently owned parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store. The costs associated with the opening of a new O'Reilly store (including the cost of land acquisition, improvements, fixtures, inventory and computer equipment) are estimated to average approximately $800,000- $1,000,000; however, such costs may be significantly reduced where the Company leases, rather than purchases, the store site. Although the cost to acquire the business of an independently owned parts store varies, depending primarily upon the amount of inventory and the amount, if any, of real estate being acquired, the Company estimates that the average cost to acquire such a business and convert it to an O'Reilly store is approximately $400,000. Store sites are strategically located in clusters within geographic areas which complement the Company's distribution system in order to achieve economies of scale in management, advertising, and distribution costs. Other key factors considered by the Company in the site selection process include population density and growth patterns, age and per capita income, vehicle traffic counts, the number and type of existing automotive repair facilities, auto parts stores, and other competitors within a pre-determined radius, and the operational strength of such competitors. When entering new, more densely populated markets, the Company generally seeks to initially open several stores within a short span of time in order to maximize the effect of initial promotional programs and achieve further economies of scale.

     Same store growth through increased sales and profitability is also an important part of the Company's growth strategy. To achieve improved sales and profitability at existing O'Reilly stores, the Company continually strives to improve upon the service provided to its customers. The Company believes that while competitive pricing is essential in the competitive environment of the automotive aftermarket business, it is customer satisfaction (whether of the DIY consumer or Professional Installer), resulting from superior customer service that generates increased sales and profitability.

     Store Design and Location. The Company's current prototype store design, completed in 1994, features several enhancements designed to increase product sales, customer service and operating efficiencies, which generally includes greater square footage, higher ceilings, new fixtures, more convenient interior store layouts, brighter lighting, increased parking availability and dedicated counters to serve Professional Installers. The Company aggressively manages its store network through systematic renovation and relocation of existing O'Reilly stores which conform with the Company's prototype store design. In 1996, the Company renovated or relocated 32 stores.

     Expansion of Distribution System. In order to facilitate its store expansion strategy, the Company utilizes a central warehouse distribution system to distribute Automotive Products to its O'Reilly store network. The Company, through its Ozark subsidiary, currently operates a 212,000 square foot warehouse distribution center (including 51,000 square feet of mezzanine space) located in Springfield, Missouri, a 113,000 square foot warehouse distribution center (including 36,000 square feet of mezzanine space) located in Kansas City, Missouri and a 123,000 square foot distribution center (including 33,000 square feet of mezzanine space) located in Oklahoma City, Oklahoma, which opened in March, 1996 for receiving, storing and distributing Automotive Products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company also operates a 36,000 square foot bulk merchandise warehouse in Springfield, Missouri for the distribution of bulk products such as motor oil, antifreeze, batteries, lubricants and other fast moving bulk products. The bulk warehouse facility is located adjacent to the main distribution center in Springfield. The Company believes that its distribution system results in lower inventory carrying costs, improved in-stock positions at the O'Reilly stores, and superior inventory control and management. Moreover, the Company believes that its expanding network of distribution centers allows it to efficiently service existing O'Reilly stores, as well as new stores planned for opening in contiguous market areas. The Company's distribution center expansion strategy also complements its new store opening strategy by supporting newly established clusters of stores located in the regions surrounding each distribution center.

Store Operations

     Store Layout. Although the Company has no present intention to open new Level 2 Stores, the O'Reilly store network is composed generally of three store formats consisting of the Level 2 Store, the Level 1 Store and the Master Inventory Store which, as of December 31, 1996, are categorized based on the number of in-stock SKUs as follows:


                                                                 Approximate
                                                  Number of        Range of         Number of
                            Store Format           Stores       Square Footage    In-Stock SKUs
                     ----------------------------  ------      ----------------  ---------------
               Level 2 Stores                         31       3,000  -   5,000  12,000 - 16,000
               Level 1 Stores (prototype)            164       4,000  -   8,000  16,001 - 25,000
               Master Inventory Stores                24       6,000  -  12,000  25,001 - 44,000


     The primary function of the Master Inventory Stores, like all other O'Reilly stores, is to sell Automotive Products to both portions of the marketplace. However, because Master Inventory Stores carry a greater selection of SKUs, including certain lower turnover hard parts not typically carried in the Level 1 or Level 2 Stores, a Master Inventory Store also provides the other O'Reilly stores within its area with access to a greater selection of SKUs on a same-day basis.

     O'Reilly stores offer the DIY and the Professional Installer customer a wide selection of nationally recognized brand name and private label SKUs for domestic and imported automobiles, vans and trucks. New and remanufactured automotive hard parts, such as engine and transmission parts, alternators, starters, water pumps, and brake shoes and pads, have accounted for a majority of total sales. An O'Reilly store also carries an extensive selection of maintenance items, such as oil, antifreeze, fluids, engine additives, appearance products, and accessories, such as floor mats and seat covers, and a complete line of autobody paint and related materials, automotive tools and professional service equipment. Maintenance items and accessories have accounted for most of the remaining sales. The Company operates machine shops in 11 regional locations, 10 of which are located at an O'Reilly store. One machine shop, located in Springfield, Missouri, is free-standing. The O'Reilly machine shops perform engine machining services (such as block boring, head resurfacing, and crankshaft grinding) for DIY and Professional Installer consumers of such services. The Company believes that its performance of this service is valuable not only in maintaining its relationships with its DIY and Professional Installer customers but in attracting new customers, in each case resulting in increased sales of Automotive Products. Each O'Reilly machine shop is equipped with sophisticated equipment, and employs ASE certified machinists having an average of approximately ten years experience in machining.

     Store exteriors generally feature a light tan facade highlighted by an attractive red, white and green stripe, with the name O'Reilly Auto Parts written in kelly green letters on a white background in a lighted sign. During 1994, a friendlier and more modern store format with an open architectural style was introduced. These new stores feature greater square footage, higher ceilings, brighter lighting, taller fixtures and a more attractive interior design. The Company utilizes a computer-assisted "plan-o-grammed" store layout system to provide uniform and consistent merchandise presentation; however some variation occurs in order to meet the specific needs of a particular market area. Merchandise is arranged to provide easy customer access and maximum selling space, keeping high-turnover products and accessories within view of the customer, and aisle displays are generally used to feature high-demand or seasonal merchandise, new items and advertised specials. All stores have a counter adjacent to the front display area where automotive replacement hard parts that do not lend themselves to display are available. Although store hours may vary by market area, O'Reilly stores are generally open Monday through Friday, 8:00 a.m. to 9:00 p.m., Saturday, 8:00 a.m. to 8:00 p.m. and Sunday, 9:00 a.m. to 6:00 p.m. O'Reilly stores accept cash, checks and major credit cards and extend short-term credit to those Professional Installers who satisfy the Company's credit requirements.

     Store Automation. To enhance store level operations and customer service, the Company has installed advanced point-of-sale computer terminals which are generally located on the hard parts counters. These point-of-sale terminals are linked with the IBM AS/400 computers located in each of the Company's distribution centers and utilize bar code scanning technology to price merchandise in sales transactions. In addition, the point-of-sale terminals provide immediate access to the Company's electronic catalog to display parts and pricing information by make, model and year of vehicle. This system speeds transaction times, reduces register lines and provides enhanced customer service. Moreover, this system captures sales information which assists in store management, strategic planning, inventory control and distribution effectiveness.

     Store Personnel and Training. The Company believes that technical proficiency on the part of each sales specialist is essential to meet the needs of its customers, particularly the Professional Installer, and that the technical proficiency of its Professional Parts People resulting from O'Reilly's extensive and ongoing training program provides the Company with a significant advantage over its competitors, particularly the smaller retail operators and the less specialized mass merchandisers.

     The Company's training function is managed by a full time training director who, together with his staff, is headquartered in Springfield, Missouri. There currently are regional trainers located in Springfield, Missouri, Kansas City, Missouri and Oklahoma City, Oklahoma. The Company screens prospective employees to identify highly-motivated individuals with either experience in automotive parts or repairs, or an aptitude for automotive knowledge. Each person who becomes an employee, or "team member," first participates in an intensive two-day orientation program designed to introduce the team member to the Company culture and specific job duties before being assigned specific job responsibilities. The successful completion of additional training is required before a team member is deemed qualified as a parts specialist and thus able to work at the parts counter at an O'Reilly store. All new counter people are required to successfully complete a six-month basic automotive systems training course and are then enrolled in a six-month advanced automotive systems course for ASE certification. In addition to extensive on-the-job training under the supervision of the store manager or assistant store manager, each team member completes a weekly training assignment and has available to him or her a number of training programs (videos, booklets, etc.) presented by the Company under the direction of the training director. For example, team members are given notice of and encouraged to attend seminars designed by the Company primarily for its Professional Installer customers. The seminars are generally conducted by the Company's technical trainer or by representatives of a manufacturer or supplier, and focus primarily on advanced automotive systems and parts knowledge.

     Each O'Reilly store participates in the Company's sales specialist training program that is conducted by the operations training manager. Under this program, selected team members complete two days of extensive sales call training for business development, after which these team members will spend one day per week calling on existing and new Professional Installer customers. Additionally, each team member engaged in such sales activities will participate in quarterly advanced training programs for sales and business development.

     Management training is also an important part of the Company's training program. Each O'Reilly store is staffed with a store manager and an assistant manager, in addition to the counter sales persons and support staff required to meet the specific needs of each store. There are currently 27 district managers, each of whom has general supervisory responsibility for an average of eight O'Reilly stores within such manager's district. Each district manager receives comprehensive training on a monthly basis at the Company's headquarters focusing on management techniques, new product announcements, advanced automotive systems and Company policies and procedures. In turn, the information covered at such monthly meetings is discussed in full by district managers at monthly meetings with their store managers. All assistant managers and manager trainees are required to successfully complete a six-month manager development program, which includes 85 hours of classroom and field training, as a prerequisite to becoming a store manager. This program covers operations extensively, as well as principles of successful management.


     The Company provides financial incentives to its district managers, store managers, assistant managers and sales specialists through an incentive compensation program. Under the Company's incentive compensation program, the base salary of most team members engaged in the sale of Automotive Products, particularly district managers and store managers, is augmented by incentive compensation which is based upon the achievement of sales and profitability goals. Such sales and profitability goals are based upon the performance of an individual store or district in which the team member performs services. The Company believes that its incentive compensation program significantly increases the motivation and overall performance of its Professional Parts People and the Company's ability to attract and retain qualified management and other personnel. Most of the Company's current senior management, district managers and store managers were promoted to their positions from within the Company. Most members of senior management have at least 20 years experience with the Company, and district managers and store managers have an average length of service with the Company of approximately eight years and six years, respectively.

Marketing and Products

     Marketing to the Professional Installer. Throughout its history, the Company has been a seller of Automotive Products to the Professional Installer. The Company considers this portion of its business to be an integral part of its entire business strategy and devotes substantial time and energy to the development of its Professional Installer business. The Company's Director of Sales is primarily responsible for the development and maintenance of the Company's Professional Installer business. There are 36 full time O'Reilly sales representatives strategically located in the more densely populated market areas served by the Company dedicated solely to calling upon and selling to the Professional Installer. Moreover, each district manager and store manager participates in these activities by calling upon existing and potential new Professional Installers on a regular and periodic basis. Most of the O'Reilly stores operate one or more small trucks or vans in order to provide prompt delivery service to the Professional Installer. In addition, many O'Reilly stores provide a dedicated counter to serve Professional Installers. In order to promote the Professional Installer portion of its business, the Company provides various services of special interest to the Professional Installer. For example, the Company provides trade credit for qualified Professional Installers and sponsors seminars concerning topics of interest to Professional Installers, such as technical updates, safety and general business management.

     Marketing to the Independently Owned Parts Store. Along with the operation of the distribution centers and the distribution of Automotive Products to the O'Reilly stores, Ozark also sells Automotive Products to independently owned parts stores whose retail stores are generally located in areas not serviced by an O'Reilly store. The Company generally does not compete with any independently owned parts store to which it sells Automotive Products, but has, on occasion, acquired the business assets of an independently owned parts store supplied by Ozark. Ozark operates its own separate marketing program to independently owned parts stores through a staff of five. Of the approximately 59 independently owned parts stores currently purchasing Automotive Products from Ozark, 51 participate in the Auto Value(R) program through Ozark. As a participant in this program, an independently owned parts store which meets certain minimum financial and operational standards is permitted to indicate its Auto Value(R) membership through the display of the Auto Value(R) logo, which is owned by Auto Value Associates, Inc. ("Auto Value Associates"), a non-profit buying group consisting of 50 members as of December 31, 1996, including the Company, engaged in the distribution or sale of Automotive Products. Additionally, the Company provides advertising and promotional assistance to Auto Value(R) stores purchasing Automotive Products from Ozark, as well as marketing and sales support. In return for a commitment to purchase Automotive Products from Ozark, the Company offers assistance to an Auto Value(R) independently owned parts store by providing loan guarantees and financing secured by inventory, furniture and fixtures, making available computer software for inventory control and performing certain accounting and bookkeeping functions.

     Pricing. The Company believes that a competitive pricing strategy is essential within all product categories in order to compete successfully. The Company's pricing is established by senior management, with input from store management, in a manner designed to meet product prices charged by the Company's competitors in the market. To assure competitive pricing, the Company has established its Right Part, Right Price, Right Now(R) policy under which each O'Reilly store, at the request of a customer, will match any verifiable price on any in-stock product of the same or comparable quality. Most Automotive Products sold by the Company are priced at discounts from the manufacturer's suggested prices and additional savings are offered through volume discounts. Special promotions are also offered to attract customers, particularly the DIY customer, to the O'Reilly stores, which special promotions are often times supported through newspaper and electronic advertising and through the use of special flyers.

     Advertising and Promotion. The Company aggressively promotes sales to consumers through an extensive advertising program which includes direct mail, newspaper and radio advertising and some television advertising in selected markets. The Company believes that its advertising and promotional activities have resulted in significant name recognition in each of its market areas. Newspaper advertisements are generally directed towards specific product and price promotions, frequently in connection with specific sale events and promotions. Total advertising expenses (excluding amounts received from suppliers as allowances), have decreased from approximately 1.4% in 1995 to approximately 1.2% of product sales in 1996.

     Products and Purchasing. Aided by the Company's computerized inventory control and management system, the product selection and purchasing functions are managed centrally at the Company's executive offices. The Company's merchandise generally consists of nationally recognized, well advertised, name brand products such as A.C. Delco, Moog, Wagner, Gates Rubber, Federal Mogul, Monroe, Prestone, Quaker State, Pennzoil, Castrol, Valvoline, STP, Armor All and Turtle Wax. In addition to name brand products, O'Reilly stores carry a wide variety of high-quality private label products under its SuperStart(R), BrakeBest(R), Ultima(R) and Omnispark(R) proprietary name brands, and the Parts Master(R) name brand (which are provided through Auto Value Associates). Because most of such products are produced by nationally recognized manufacturers in accordance with the Company's specifications, the Company believes that the private label products are of equal or, in some cases, better quality than comparable name brand products, a characteristic which is important to the Company's Professional Installer clientele. The Company further believes that the private label products are packaged attractively to promote customer interest and are generally priced below comparable name brand products carried in the store.

     Although the Company is not obligated to make purchases through Auto Value Associates, Auto Value Associates assists the Company in negotiating purchases of Automotive Products from a variety of vendors (including purchases of Parts Master(R) products). Because of its volume purchases of Automotive Products, the Company believes that its long-term ability to buy Automotive Products on favorable terms would not be materially adversely affected if the Company ceased to be a member of Auto Value Associates. The Company believes, however, that its membership in Auto Value Associates provides certain benefits, and does not currently intend to terminate its membership therein.

     The Company purchases Automotive Products from approximately 350 vendors, the three largest of which accounted for approximately 15% of the Company's total purchases in fiscal 1996 and none of which accounted for more than 10% of such purchases. The Company has no long-term contractual commitments with any of its vendors. The Company has not experienced difficulty in obtaining satisfactory alternative sources of supply for Automotive Parts, and believes that adequate sources of supply exist at substantially similar costs, for substantially all Automotive Products sold by the Company. The Company considers its relationships with its suppliers to be good. Manufacturers of Automotive Products, particularly hard parts, typically provide repair and replacement warranties which are passed on by the Company to its customers. However, the Company does provide warranties on a few product lines. The Company's Automotive Product vendors generally permit the Company to return any slow moving or obsolete inventory for a full credit. It is the Company's policy to take advantage of early payment and seasonal purchasing discounts offered by its vendors, and to utilize extended dating terms available from vendors due to volume purchasing.

Competition

     The Company believes that while the industry is still highly fragmented, the ability of national and regional specialty retail chains, such as the Company, to operate more efficiently than the smaller independent operator or mass merchandiser will result in industry consolidation. The Company believes that automotive specialty chains are able to operate more efficiently than small or less specialized competitors because of economies of scale and internal efficiencies, particularly in the areas of purchasing, distribution, inventory management and advertising. The Company also believes that staffing sales positions with technically proficient sales personnel is essential to meet the needs of purchasers of today's more sophisticated and complex automotive parts and that such staffing differentiates the specialty retailer from the less specialized mass merchandiser. The Company believes that specialty retail chains, such as the Company, which have the financial resources to provide for such internal efficiencies and the ongoing training required to ensure the staffing of technically proficient sales personnel, are well positioned to gain market share from the smaller independent operators and mass merchandisers.

     The Company competes in both the DIY and Professional Installer portions of the automotive aftermarket business. Competitors in the DIY portion of its business within its current market areas (primarily in the more densely populated market areas) include automotive parts chains such as AutoZone, Western Auto and Pep Boys, independently owned parts stores (some of which are associated with national auto parts distributors or associations), automobile dealerships and mass or general merchandise, discount and convenience chains that carry Automotive Products. The Company's major competitors in the Professional Installer portion of its business include independent warehouse distributors and independently owned parts stores, automobile dealers and national warehouse distributors and associations, such as National Automotive Parts Association (NAPA), Carquest and Parts Plus. AutoZone entered into certain of the Company's Professional Installer markets in 1996. The Company competes on the basis of price, merchandise selection and availability, store location and customer service. The Company believes that its principal strengths are its ability to provide both the DIY and Professional Installers same day or overnight availability to more than 105,000 SKUs through its highly motivated and technically proficient Professional Parts People. However, some of the Company's current and potential competitors are larger than the Company and have greater financial resources than the Company.

Employees

     As of December 31, 1996, the Company had 3,337 team members, of whom 2,484 were employed at the O'Reilly stores, 523 were employed at the distribution centers and 330 were employed at the corporate and administrative headquarters. The Company's team members are not subject to a collective bargaining agreement. The Company considers its relations with its team members to be excellent, and strives to promote good employee relations through various programs designed for such purposes.

Servicemarks and Trademarks

     The Company has registered the servicemarks O'Reilly Automotive(R), O'Reilly Auto Parts(R), Right Part, Right Price, Right Now(R), Because It's Your Car We're Talking About(R) and Parts Payoff(R) and the trademarks SuperStart(R), BrakeBest(R), Ultima(R) and Omnispark(R). Further, the Company is licensed to use the registered trademarks and servicemarks Auto Value(R) and Parts Master(R) in connection with its marketing program, which marks are owned by Auto Value Associates. The Company believes that its business is not otherwise dependent upon any patent, trademark, servicemark or copyright.

Regulation

     Although subject to various laws and governmental regulations relating to its business, including those related to the environment, the Company does not believe that compliance with such laws and regulations has a material adverse effect on its operations. Further, the Company is unaware of any failure to comply with any such laws and regulations which could have a material adverse effect on its operations. No assurance can be given, however, that significant expenses could not be incurred by the Company to comply with any such law or regulation in the future.

ITEM 2     PROPERTIES
---------------------

     The following table provides certain information with respect to the Company's headquarters and distribution centers:

                                                                 Square
    Location                 Principal Use(s)                    Footage       Interest
    --------                 ----------------                    -------       --------
Springfield, MO       Executive and Administrative Offices     256,000(a)(b)    Owned
                      and Distribution Center
Springfield, MO       Administrative Offices,                   25,000          Leased(c)
                      Training and Research
Springfield, MO       Bulk Merchandise Warehouse                36,000           Owned
Kansas City, MO       Distribution Center                      113,000(a)        Owned
Oklahoma City, OK     Distribution Center                      123,000(a)        Owned

-----------------------

(a)  Includes mezzanine space.

(b) Includes 212,000 square feet (including mezzanine space) utilized by the Company for its distribution center.

(c) Occupied under the terms of a lease expiring in 2014 with an unaffiliated party, subject to renewal for a term of 10 years at the option of the Company. To facilitate construction, the Company loaned to the owner of the facility an aggregate of approximately $1.6 million. The principal balance of such loan bears interest at a rate of six percent per annum, is payable in equal monthly installments through January 2005 and is secured by a first deed of trust.

     Of the 219 stores operated by the Company at December 31, 1996, 81 stores were owned, 84 stores were leased from unaffiliated parties and 54 stores were leased from one of two real estate investment partnerships formed by the O'Reilly family. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expense, and an original term of ten years, subject to one or more renewals at the option of the Company. The original terms of 39 stores leased from unaffiliated parties expire prior to the end of 1998. The Company has entered into separate master lease agreements with each of the affiliated real estate investment partnerships for the occupancy of the stores covered thereby. Such master lease agreements expire on December 31, 1998, subject to renewal at the option of the Company for an additional period of up to six years.

     The Company believes that its present facilities are in good condition, are adequately insured and together with those under construction, are suitable and adequate for the conduct of its current operations.

ITEM 3  LEGAL PROCEEDINGS
-------------------------

The Company is not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.

ITEM 4A  EXECUTIVE OFFICERS OF THE COMPANY
------------------------------------------

The following paragraphs set forth certain information with respect to the executive officers of the Company, who are not also directors:

Ted F. Wise, age 46, Executive Vice-President, has served in this capacity since February, 1997. Prior to his current position, Mr. Wise had served as Senior Vice-President from March, 1993 until February, 1997 and as Vice-President-Operations from June, 1984 until March, 1993.

James R. Batten, CPA, age 34, Chief Financial Officer, has served in this capacity since March, 1994. Mr. Batten previously held the position of Finance Manager of the Company from January, 1993 until being elected to his current position. From September, 1986 until joining the Company in January, 1993, Mr. Batten was employed by the accounting firm of Whitlock, Selim & Keehn where he attained the position of Audit Manager in 1991.

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The material contained in the registrant's annual report to its shareholders (the "Annual Shareholders' Report") under the captions "Market Prices and Dividend Information" and "Number of Stockholders" included on page 27, is incorporated herein by this reference.

ITEM 6  SELECTED FINANCIAL DATA
-------------------------------

The material contained in the Annual Shareholders' Report under the caption "Selected Consolidated Financial Data" included on page 10 and 11, is incorporated herein by this reference.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

The material contained in the Annual Shareholders' Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on page 12, is incorporated herein by this reference.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The Company's consolidated financial statements, the notes thereto and the report of Ernst and Young LLP, independent auditors, appearing in the Annual Shareholders' Report under the captions "Consolidated Financial Statements", "Notes to Consolidated Financial Statements" and "Report of Independent Auditors" included on pages 16 through 26, are incorporated herein by this reference.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The information regarding the directors of the Company contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders ("the Proxy Statement") under the caption "Election of Directors" is incorporated herein by this reference. The Proxy Statement is being filed with the Securities and Exchange Commission within 120 days of the end of the Company's most recent fiscal year end. The information regarding executive officers called for by item 401 of Regulation S-K is included in Part I as Item 4A, in accordance with General Instruction G(3) to Form 10-K, for the executive officers of the Company who are not also directors.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included in the Company's Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" is incorporated herein by this reference.

ITEM 11  EXECUTIVE COMPENSATION
-------------------------------

The material in the Proxy Statement under the caption "Executive Compensation" other than the material under the caption "Report of the Compensation Committee" is incorporated herein by this reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The material in the Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners" is incorporated herein by this reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The material in the Proxy Statement under the caption "Transactions with Insiders and Others" is incorporated herein by this reference.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------

(a) 1.  Financial Statements-O'Reilly Automotive, Inc. and Subsidiaries
        ---------------------------------------------------------------

     The following consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders' Report of the registrant for the year ended December 31, 1996, are incorporated herein by this reference in Part II, Item 8:

        Consolidated Balance Sheets as of December 31, 1996 and 1995

        Consolidated Statements of Income for the years ended December 31, 1996,
           1995 and 1994

        Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1996, 1995 and 1994

        Consolidated Statements of Cash Flows for the years ended December 31,
           1996, 1995 and 1994

        Notes to Consolidated Financial Statements for the years ended December
           31, 1996, 1995 and 1994.

        Report of Independent Auditors

(a) 2.  Financial Statement Schedule-O'Reilly Automotive, Inc. and Subsidiaries
        -----------------------------------------------------------------------

     The following consolidated financial statement schedule of O'Reilly Automotive, Inc. and subsidiaries is included in Item 14(d):

        Schedule II-Valuation and qualifying accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


(a) 3.  Exhibits
        --------

     See Exhibit Index on pages 16 through 17 of this report.


(b) Reports on Form 8-K
    -------------------

     The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1996.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES


  COL. A                                     COL. B                        COL. C                     COL.D              COL. E
                                                                          ADDITIONS
DESCRIPTION                        Balance at Beginning          (1)                (2)         Deductions-Describe   Balance at End
                                         of period        Charged to Costs    Charged to Other                          of Period
                                                            and Expenses     Accounts-Describe

Year Ended December 31, 1996:
Deducted from asset accounts:
  Allowance for doubtful accounts          $386                 $592               $0                  $534(1)             $444


Year Ended December 31, 1995:
Deducted from asset accounts:
  Allowance for doubtful accounts          $293                 $467               $0                  $374(1)             $386


Year Ended December 31, 1994:
Deducted from asset accounts:
  Allowance for doubtful accounts          $240                 $307               $0                  $254(1)             $293

(1) Uncollectible accounts written off.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       O'REILLY AUTOMOTIVE, INC.
                                       (Registrant)


Date:  March 27, 1997                  By /s/ David E. O'Reilly
                                          ---------------------------
                                       David E. O'Reilly
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                   Title                      Date

/s/ David E. O'Reilly          Director, President and Chief      March 27, 1997
----------------------------   Executive Officer (principal
David E. O'Reilly              executive officer)


/s/ James R. Batten            Chief Financial Officer            March 27, 1997
----------------------------   (principal financial and
James R. Batten                accounting officer)

/s/ Lawrence P. O'Reilly       Director                           March 27, 1997
----------------------------
Lawrence P. O'Reilly

/s/ Charles H. O'Reilly, Jr.   Director                           March 27, 1997
----------------------------
Charles H. O'Reilly, Jr.

/s/ Rosalie O'Reilly Wooten    Director                           March 27, 1997
----------------------------
Rosalie O'Reilly Wooten

----------------------------   Director                           March 27, 1997
Charles H. O'Reilly, Sr.

----------------------------   Director                           March 27, 1997
Paul Lederer

----------------------------   Director                           March 27, 1997
Joe C. Greene


                                 EXHIBIT INDEX

Exhibit
  No.       Description
-------
 2.1*       Plan of Reorganization Among the Registrant, Greene
            County Realty Co. ("Greene County Realty") and
            Certain Shareholders.

 3.1*       Restated Articles of Incorporation of the
            Registrant.

 3.2*       Amended and Restated Bylaws of the Registrant.

 4.1*       Form of Stock Certificate for Common Stock.

10.1*       Form of Employment Agreement between the
            Registrant and David E. O'Reilly, Lawrence P.
            O'Reilly, Charles H. O'Reilly, Jr. and Rosalie
            O'Reilly Wooten.

10.2*       Lease between the Registrant and O'Reilly
            Investment Company.

10.3*       Lease between the Registrant and O'Reilly Real
            Estate Company.

10.7 (a)    O'Reilly Automotive, Inc. Profit Sharing and
            Savings Plan, filed as Exhibit 4.1 to the Registration Statement of the Company on Form
            S-8, File No. 33-73892, and incorporated herein by this reference.

10.8* (a)   O'Reilly Automotive, Inc. 1993 Stock Option Plan.

10.9* (a)   O'Reilly Automotive, Inc. Stock Purchase Plan.

10.10* (a)  O'Reilly Automotive, Inc. Director Stock Option
            Plan.

10.11*      Commercial and Industrial Real Estate Sale
            Contract between Westinghouse Electric Corporation and Registrant.

10.12*      Form of Assignment, Assumption and Indemnification
            Agreement between Greene County Realty and
            Shamrock Properties, Inc.

10.13 Loan commitment and construction loan agreement between the Company and Deck Enterprises, filed as
            Exhibit 10.13 to the Company's Annual
            Shareholders' Report on Form 10-K for the year ended December 31,1993.


10.14 Lease between the Company and Deck Enterprises, filed as Exhibit 10.14 to the Company's Annual
           Shareholders' Report on Form 10-K for the year ended December 31, 1993.

10.15 Revolving Credit and Term Loan Agreement between the Registrant and Commerce Bank, N.A.
           (Springfield, Missouri) dated May 19, 1995, filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1995.

10.16      Promissory Note between the Registrant and
           Boatmen's Bank of Southern Missouri dated June 1,
           1996, filed as Exhibit 10.17 to the Company's
           Quarterly Report on Form 10Q for the quarter ended
           June 30, 1996.

10.17      Amended Employment Agreement between the
           Registrant and Charles H. O'Reilly, Jr., filed herewith.

10.18 (a)  O'Reilly Automotive, Inc. Performance Incentive
           Plan, filed herewith.

11.1       Computation of Earnings Per Share, filed herewith.

13.1 1996 Annual Report to Shareholders, filed herewith. Portions not specifically incorporated by reference in this Report are not deemed "filed" for the purposes of the Securities Exchange Act of 1934.

21.1       Subsidiaries of the Company, filed herewith.

23.1 Consent of Ernst & Young LLP, independent auditors, filed herewith.

27.1       Financial Data Schedule, filed herewith.

99.1       Certain Risk Factors, filed herewith.

-----------

* Previously filed as Exhibit of same number to the Registration Statement of the Company on Form S-1, File No. 33-58948, and incorporated herein by this reference.

 (a) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.