Form 10-Q
period 1997-03-31
OREILLY AUTOMOTIVE INC
filed 1997-05-14
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

Common stock,  $0.01 par value - 10,501,944  shares  outstanding as of March 31,
1997

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                          Quarter Ended March 31, 1997

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION ........................................   Page
                                                                          ----
     ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
        Condensed Consolidated Balance Sheets ..........................    3
        Condensed Consolidated Statements of Income ....................    4
        Condensed Consolidated Statements of Cash Flows ................    5
        Notes to Condensed Consolidated Financial Statements ...........    6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION .......................    7

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K .........................    9

SIGNATURE PAGE .........................................................   10

EXHIBIT INDEX ..........................................................   11

PART I   Financial Information
------------------------------
ITEM 1.  Financial Statements
-----------------------------

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31,           December 31,
                                                             1997                  1996
                                                             ----                  ----
                                                          (Unaudited)             (Note)
                                                          (In thousands, except share data)
Assets
Current assets:
     Cash and cash equivalents .........................  $  3,785             $  1,207
     Short-term investments ............................     1,000                1,000
     Accounts receivable ...............................    11,589               11,296
     Inventory .........................................    90,244               83,909
     Other current assets ..............................     1,877                2,740
                                                          --------             --------
Total current assets ...................................   108,495              100,152

Property and equipment, at cost ........................   109,793              101,220
Accumulated depreciation ...............................    22,883               21,435
                                                          --------             --------
                                                            86,910               79,785

Other assets ...........................................     3,940                3,686
                                                          --------             --------
Total assets ...........................................  $199,345             $183,623
                                                          ========             ========

Liabilities and stockholders' equity
Current liabilities:
     Notes payable to banks ............................  $  5,000             $  3,000
     Accounts payable ..................................    20,906               17,288
     Income taxes payable ..............................     1,619                   --
     Other current liabilities .........................     7,607                5,307
     Current portion of long-term debt .................       106                  154
                                                          --------             --------
Total current liabilities ..............................    35,238               25,749

Long-term debt, less current portion ...................       246                  237
Other liabilities ......................................     1,933                1,855

Stockholders' equity:
     Common stock, $.01 par value:
       Authorized shares- 30,000,000
       Issued and outstanding shares - 10,501,944
         in 1997 and 10,468,507 in 1996 ................       105                  105
     Additional paid-in capital ........................    75,103               73,964
     Retained earnings .................................    86,720               81,713
                                                          --------             --------
Total stockholders' equity .............................   161,928              155,782
                                                          --------             --------
Total liabilities and stockholders' equity .............  $199,345             $183,623
                                                          ========             ========

NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                        Three Months Ended
                                                                              March 31,
                                                                   -----------------------------
                                                                        1997           1996
                                                                        ----           ----
                                                                       (In thousands, except
                                                                           per share data)
Product sales ......................................................   $68,472        $55,321

Cost of goods sold, including warehouse and distribution expenses ..    39,281         32,912
Operating, selling, general and administrative expenses ............    21,263         16,255
                                                                      --------       --------
                                                                        60,544         49,167
                                                                      --------       --------
Operating income ...................................................     7,928          6,154
Other income, net ..................................................        46            319
                                                                      --------       --------
Income before income taxes .........................................     7,974          6,473

Provision for income taxes .........................................     2,967          2,385
                                                                      --------       --------

Net income .........................................................   $ 5,007        $ 4,088
                                                                      ========       ========

Net income per share ...............................................   $  0.48        $  0.39
                                                                      ========       ========

Weighted average common shares outstanding .........................    10,478         10,380
                                                                      ========       ========



See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         1997            1996
                                                         ----            ----
                                                            (In thousands)
Net cash provided by operating activities ..........   $ 9,500         $ 3,761

Investing activities:
     Purchases of property and equipment ...........    (9,049)         (7,528)
     Proceeds from sale of property and equipment ..        25             137
     Purchases of short-term investments ...........        --          (6,456)
     Proceeds from sale of short-term investments ..        --           9,110
     Other .........................................        --               9
                                                       --------        --------
Net cash used in investing activities ..............    (9,024)         (4,728)

Financing activities:
     Borrowings on notes payable to banks ..........     2,000              --
     Payments on long-term debt ....................       (39)            (55)
     Proceeds from issuance of common stock ........       141           1,001
                                                       --------        --------
Net cash provided by financing activities ..........     2,102             946
                                                       --------        --------
Net increase (decrease) in cash ....................     2,578             (21)
Cash at beginning of period ........................     1,207           2,833
                                                       --------        --------
Cash at end of period ..............................   $ 3,785         $ 2,812
                                                       ========        ========


See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1997


1.  Basis of Presentation
-------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the O'Reilly Automotive, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.


2.  Earnings Per Share
----------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, O'Reilly Automotive, Inc. will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 is not expected to be material to the calculation of primary and fully diluted earnings per share for the quarters ended March 31, 1997 and 1996.

The information discussed below in Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements regarding matters that are not historical facts (including statements as to beliefs or expectations of O'Reilly Automotive, Inc.) which are forward-looking statements. Because such forward-looking statements include risks and uncertainties, including those risks discussed in Exhibit 99.1 hereto, the actual results could differ materially from those discussed below.


                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------


RESULTS OF OPERATIONS

Product sales for the first quarter of 1997 increased by $13.2 million, or 23.8%, over product sales for the first quarter of 1996 due to a 9.0% increase in comparable store product sales for the quarter, the opening of 28 new O'Reilly stores during the last three quarters of 1996 and the opening of 11 new stores during the first quarter of 1997. Management believes that the consumer acceptance experienced by these new O'Reilly stores and the increased product sales achieved by the existing O'Reilly stores is the result of the continuation of media advertising during the first three months of 1997 at the levels set in 1996, an increase in the broad selection of stock keeping units (SKU's) available at both new and existing O'Reilly stores, the increase in inventory levels at most O'Reilly stores and the increasing penetration of the general geographic markets in which O'Reilly Automotive, Inc. (the "Company") operates.

Gross profit increased 30.3% from $22.4 million (or 40.5% of product sales) in the first quarter of 1996 to $29.2 million (or 42.6% of product sales) in the first quarter of 1997. The increase in gross profit resulted primarily from improvements in the Company's product acquisition programs and changes in the product sales mix. The Company's product acquisition programs have resulted in lower product costs due to increased buying power and promotional programs and allowances offered by the Company's vendors.

Operating, selling, general and administrative expenses (OSG&A expenses) increased $5.0 million from $16.3 million (or 29.4% of product sales) in the first quarter of 1996 to $21.3 million (or 31.1% of product sales) in the first quarter of 1997. OSG&A expenses increased in dollar amount and as a percent of product sales primarily from the new store openings during the last three quarters of 1996 and the first quarter of 1997, additions to administrative staff and facilities in order to support the increased level of the Company's operations and increased medical claims under the Company's insurance program.

Other income, net, decreased by $273,000 in the first quarter of 1997 compared to the first quarter of 1996. The decrease was primarily due to reduced interest income from short-term investments and increased interest expense from higher balances on short-term borrowings.

The Company's estimated provision for income taxes increased from 36.8% of income before income taxes in the first quarter of 1996 to 37.2% in the first quarter of 1997. The increase in the effective income tax rate was primarily due to the decrease in tax-exempt investment income and increased sales occurring in states with higher income tax rates.

Principally as a result of the foregoing, net income increased from $4.1 million or 7.4% of product sales in the first quarter of 1996 to $5.0 million or 7.3% of product sales in the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $9.5 million was provided by operating activities for the first three months of 1997 as compared to $3.8 million net cash provided by operating activities for the first three months of 1996. This increase was principally the result of increases in net income, accounts payable, depreciation and income taxes payable offset by an increase in inventory. The increases in accounts payable and inventory are primarily due the addition of new stores and increased sales levels in existing and newly opened stores.

Net cash used in investing activities has increased from $4.7 million in 1996 to $9.0 million in 1997 primarily due to an increase in purchases of property and equipment as a result of the Company's accelerated store growth program.

Cash provided by financing activities has increased from $0.9 million in the first three months of 1996 to $2.1 million in the first three months of 1997. The increase was primarily due to increased borrowings under the Company's credit facilities during the first three months of 1997.

The Company has available an unsecured line of credit with Boatmen's Bank of Southern Missouri. Under the terms thereof, the Company may borrow up to $17.0 million until June 1997. Borrowings outstanding under the line of credit bear interest at LIBOR plus 1% (6.69% as of March 31, 1997). At March 31, 1997, $4.0 million was outstanding under the line of credit.

The Company also has available an unsecured revolving credit facility with Commerce Bank, N.A. of Springfield, Missouri. Under terms of this agreement, the Company may borrow up to $15 million upon compliance with various minimum financial ratios. This credit facility bears interest at LIBOR plus 1.25% (6.94% at March 31, 1997) and matures in May 1997. At March 31, 1997, $1.0 million was outstanding under this credit facility.

The Company has entered into discussions with each of the banks providing such credit facilities described above to extend the terms and the amounts available under the facilities. Management believes it can obtain an extension of the terms and an increase in the maximum borrowings available under such credit facilities. However, no assurances can be made that terms satisfactory to the Company can be obtained.

The Company plans to open an additional 30 stores in 1997 (for a net total of 40). The funds required for such planned expansions will be provided by the cash expected to be generated from operating activities, short-term investments and existing and future bank credit facilities.

Management believes that the cash expected to be generated from operating activities, existing cash and short-term investments, existing and future bank credit facilities and trade credit will be sufficient to fund both the short and long-term capital and liquidity needs of the Company for the foreseeable future.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
-----------------------------
            Not applicable

Item 2.     Changes in Securities
---------------------------------
            Not applicable

Item 3.     Defaults Upon Senior Securities
-------------------------------------------
            Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------
            Not applicable

Item 5.     Other information
-----------------------------
            Not applicable

Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------
            (a) Exhibits:  See Exhibit Index on page 11 hereof

            (b) Reports  on Form  8-K:  No  reports  on Form 8-K were  filed by the Registrant during the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            O'REILLY AUTOMOTIVE, INC.

May 14, 1997                /s/ David E. O'Reilly
------------                ---------------------------------------------------
Date                        David E. O'Reilly, President and Chief Executive
                            Officer

May 14, 1997                /s/ James R. Batten
------------                ---------------------------------------------------
Date                        James R. Batten, Chief Financial Officer (Principal
                            Financial Officer)

May 14, 1997                /s/ Chris Stange
------------                ---------------------------------------------------
Date                        Chris Stange, Corporate Controller (Principal
                            Accounting Officer)

                                 EXHIBIT INDEX


Number        Description                                    Page
------        -----------                                    ----
  27.1        Financial Data Schedule, filed herewith.        12
  99.1        Certain Risk Factors, filed herewith.           13