Form 10-Q
period 1997-06-30
OREILLY AUTOMOTIVE INC
filed 1997-08-14
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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

         Yes      X                 No
               -------                    -------

Common stock,  $0.01 par value - 21,059,908  shares  outstanding  as of June 30,
1997

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           Quarter Ended June 30, 1997

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----
         ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                 Condensed Consolidated Balance Sheets .....................3
                 Condensed Consolidated Statements of Income ...............4
                 Condensed Consolidated Statements of Cash Flows ...........5
                 Notes to Condensed Consolidated Financial Statements ......6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION .......................7

PART II - OTHER INFORMATION

         ITEM 2 - CHANGES IN SECURITIES ....................................9

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......9

         ITEM 5 - OTHER INFORMATION ........................................9

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ........................10

SIGNATURE PAGE ............................................................11

EXHIBIT INDEX .............................................................12

PART I   Financial Information
------------------------------
ITEM 1.  Financial Statements
-----------------------------

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            June 30,     December 31,
                                                              1997           1996
                                                            --------       --------
                                                          (Unaudited)       (Note)
                                                       (In thousands, except share data)
Assets
Current assets:
     Cash and cash equivalents ..........................   $  2,008      $  1,207
     Short-term investments .............................      1,000         1,000
     Accounts receivable ................................     14,422        11,296
     Inventory ..........................................    100,139        83,909
     Other current assets ...............................      1,491         2,740
                                                            --------      --------

Total current assets ....................................    119,060       100,152

Property and equipment, at cost .........................    116,572       101,220
Accumulated depreciation ................................     24,827        21,435
                                                            --------      --------

                                                              91,745        79,785

Other assets ............................................      4,496         3,686
                                                            --------      --------

Total assets ............................................   $215,301      $183,623
                                                            ========      ========

Liabilities and stockholders' equity
Current liabilities:
     Notes payable to banks .............................   $ 11,700      $  3,000
     Accounts payable ...................................     22,251        17,288
     Income taxes payable ...............................      1,594            --
     Other current liabilities ..........................      8,715         5,307
     Current portion of long-term debt ..................        101           154
                                                            --------      --------

Total current liabilities ...............................     44,361        25,749

Long-term debt, less current portion ....................        221           237
Other liabilities .......................................      2,039         1,855

Stockholders' equity:
     Common stock, $.01 par value:
       Authorized shares- 30,000,000
       Issued and outstanding shares - 21,059,908
         in 1997 and 20,937,014 in 1996 .................        211           209
     Additional paid-in capital .........................     75,773        73,964
     Retained earnings ..................................     92,696        81,609
                                                            --------      --------

Total stockholders' equity ..............................    168,680       155,782
                                                            --------      --------

Total liabilities and stockholders' equity ..............   $215,301      $183,623
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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                        Three Months Ended    Six Months Ended
                                                                              June 30,            June 30,
                                                                        ------------------  --------------------
                                                                          1997      1996       1997       1996
                                                                        --------  --------  ---------  ---------
                                                                          (In thousands, except per share data)
Product sales ......................................................   $ 82,448   $ 68,782   $150,920   $124,103

Cost of goods sold, including warehouse and distribution expenses ..     47,733     40,570     87,014     73,482
Operating, selling, general and administrative expenses ............     25,222     20,534     46,485     36,789
                                                                       --------   --------   --------   --------
                                                                         72,955     61,104    133,499    110,271
                                                                       --------   --------   --------   --------
Operating income ...................................................      9,493      7,678     17,421     13,832
Other income, net ..................................................        191        244        237        563
                                                                       --------   --------   --------   --------
Income before income taxes .........................................      9,684      7,922     17,658     14,395

Provision for income taxes .........................................      3,602      2,975      6,569      5,360
                                                                       --------   --------   --------   --------

Net income .........................................................   $  6,082   $  4,947   $ 11,089   $  9,035
                                                                       ========   ========   ========   ========

Net income per share ...............................................   $   0.29   $   0.24   $   0.53   $   0.43
                                                                       ========   ========   ========   ========

Weighted average common shares outstanding .........................     21,022     20,874     20,988     20,816
                                                                       ========   ========   ========   ========



See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Six Months Ended June 30,
                                                      -------------------------
                                                          1997         1996
                                                       ---------     ---------
                                                            (In thousands)

Net cash provided by operating activities ..........   $  7,730    $    738

Investing activities:
     Purchases of property and equipment ...........    (16,022)    (15,801)
     Proceeds from sale of property and equipment ..        242          --
     Purchases of short-term investments ...........         --     (11,736)
     Proceeds from sale of short-term investments ..         --      25,942
     Other .........................................       (489)        204
                                                       --------    --------

Net cash used in investing activities ..............    (16,269)     (1,391)

Financing activities:
     Borrowings on notes payable to banks ..........      9,200          --
     Payments on notes payable to banks ............       (500)         --
     Payments on long-term debt ....................        (69)       (102)
     Proceeds from issuance of common stock ........        709       1,390
                                                       --------    --------

Net cash provided by financing activities ..........      9,340       1,288
                                                       --------    --------

Net increase in cash ...............................        801         635
Cash at beginning of period ........................      1,207       2,833
                                                       --------    --------

Cash at end of period ..............................   $  2,008    $  3,468
                                                       ========    ========



See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1997


1.  Basis of Presentation
-------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the O'Reilly Automotive, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.

2.  Earnings Per Share
----------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted during the quarter and year ended December 31, 1997. At that time, O'Reilly Automotive, Inc. (the "Company") will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 was not material to the calculation of primary and fully diluted earnings per share for the quarters ended June 30, 1997 and 1996.

3.  Subsequent Event
--------------------

On July 8, 1997, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend to all shareholders of record as of the close of business on July 31, 1997. Each shareholder entitled to the dividend will receive an additional share of the Company's common stock for every one share of common stock held. The Company anticipates that the additional shares resulting from the dividend will be made available to shareholders on or about August 31, 1997. All share and per share information included in the accompanying consolidated financial statements has been adjusted to give retroactive effect to the change in capitalization and common stock reclassification.

The information discussed below in Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements regarding matters that are not historical facts (including statements as to beliefs or expectations of O'Reilly Automotive, Inc.) which are forward-looking statements. Because such forward-looking statements include risks and uncertainties, including those risks discussed in Exhibit 99.1 hereto, the actual results could differ materially from those expressed or implied by such forward-looking statements.


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------


RESULTS OF OPERATIONS

Product sales for the second quarter of 1997 increased by $13.7 million, or 19.9%, over product sales for the second quarter of 1996 due to a 4.1% increase in comparable store product sales for the quarter, the opening of 18 new O'Reilly stores during the last two quarters of 1996 and the opening of 20 new stores, net, during the first and second quarters of 1997. Product sales for the first six months of 1997 increased by $26.8 million, or 21.6% over product sales for the first six months of 1996 due to a 6.5% increase in comparable store product sales and the opening of new O'Reilly stores discussed above. Management believes that the consumer acceptance experienced by these new O'Reilly stores and the increased product sales achieved by the existing O'Reilly stores is the result of the continuation of media advertising during the first six months of 1997 at the levels set in 1996, an increase in the broad selection of stock keeping units (SKU's) available at both new and existing O'Reilly stores, the increase in inventory levels at most O'Reilly stores and the increasing penetration of the general geographic markets in which O'Reilly Automotive, Inc. (the "Company") operates.

Gross profit increased 23.1% from $28.2 million (or 41.0% of product sales) in the second quarter of 1996 to $34.7 million (or 42.1% of product sales) in the second quarter of 1997. Gross profit for the first six months increased 26.2% from $50.6 (or 40.8% of product sales) in 1996 to $63.9 million or (42.3% of product sales) in 1997. The increase in gross profit margin resulted primarily from improvements in the Company's product acquisition programs and changes in the product sales mix. The Company's product acquisition programs have resulted in lower product costs due to increased buying power and promotional programs and allowances offered by the Company's vendors.

Operating, selling, general and administrative expenses (OSG&A expenses) increased $4.7 million from $20.5 million (or 29.9% of product sales) in the second quarter of 1996 to $25.2 million (or 30.6% of product sales) in the second quarter of 1997. OSG&A expenses increased $9.7 million from $36.8 million (or 29.6% of product sales) in the first six months of 1996 to $46.5 million (or 30.8% of product sales) in the first six months of 1997. OSG&A expenses increased in dollar amount and as a percent of product sales primarily from the new store openings during the last two quarters of 1996 and the first and second quarters of 1997, additions to administrative staff and facilities in order to support the increased level of the Company's operations and, to a lesser extent, increased medical claims under the Company's insurance program.

Other income, net, decreased by $53,000 in the second quarter of 1997 compared to the second quarter of 1996 and by $326,000 for the first six months of 1997 compared to the first six months of 1996. These decreases were primarily due to reduced interest income from short-term investments and increased interest expense from short-term borrowings.

The Company's estimated provision for income taxes decreased from 37.6% of income before income taxes in the second quarter of 1996 to 37.2% in the second quarter of 1997 and was 37.2% in the first six months of 1996 and 1997. The decrease in the effective income tax rate was primarily due to increased sales occurring in states with lower income tax rates.

Principally as a result of the foregoing, net income increased from $4.9 million or 7.2% of product sales in the second quarter of 1996 to $6.1 million or 7.4% of product sales in the second quarter of 1997 and from $9.0 million or 7.3% of product sales in the first six months of 1996 to $11.1 million or 7.3% of product sales in the first six months of 1997.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $7.7 million was provided by operating activities for the first six months of 1997 as compared to $738,000 net cash provided by operating activities for the first six months of 1996. This increase was principally the result of increases in net income, accounts payable, depreciation and accrued expenses partially offset by an increase in accounts receivable and inventory. These increases are primarily due to the addition of new stores and increased sales levels in existing and newly opened stores.

Net cash used in investing activities has increased from $1.4 million in 1996 to $16.3 million in 1997 primarily due to a decrease in net proceeds from the sales of short-term investments, and to a lesser extent, an increase in purchases of property and equipment as a result of the Company's accelerated store growth program.

Cash provided by financing activities has increased from $1.3 million in the first six months of 1996 to $9.3 million in the first six months of 1997. The increase was primarily due to increased net borrowings under the Company's credit facilities during the first six months of 1997.

The Company has available an unsecured line of credit with The Boatmen's National Bank of St. Louis. Under the terms thereof, the Company may borrow up to $17.0 million until September 1, 1997. Borrowings outstanding under the line of credit bear interest at LIBOR plus 0.75% (6.44% as of June 30, 1997). At June 30, 1997, $8.6 million was outstanding under the line of credit.

The Company also has available an unsecured revolving credit facility with Commerce Bank, N.A. of Springfield, Missouri. Under terms of this agreement, the Company may borrow up to $15.0 million upon compliance with various minimum financial ratios. This credit facility bears interest at LIBOR plus 1.00% (6.69% at June 30, 1997) and matures on August 19, 1997. At June 30, 1997, $3.1 million was outstanding under this credit facility.

The Company is concluding negotiations with each of the banks providing such credit facilities described above to extend the terms and the amounts available under the facilities. Management believes it can obtain an extension of the terms and an increase in the maximum borrowings available under such credit facilities. However, no assurances can be made that terms satisfactory to the Company can be obtained.

The Company plans to open an additional 20 stores in 1997 (for a net total of 40). The funds required for such planned expansions will be provided by the cash expected to be generated from operating activities, short-term investments and existing and future bank credit facilities.

Management believes that the cash expected to be generated from operating activities, existing cash and short-term investments, existing and future bank credit facilities and trade credit will be sufficient to fund both the short and long-term capital and liquidity needs of the Company for the foreseeable future.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
         Not applicable

Item 2.  Changes in Securities
------------------------------
On July 8, 1997, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend to all shareholders of record as of the close of business on July 31, 1997.

Each shareholder entitled to the dividend will receive an additional share of the Company's common stock for every one share of common stock held. The Company anticipates that the additional shares resulting from the dividend will be made available to shareholders on or about August 31, 1997.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Annual Meeting of the Shareholders of the Company was held on May 6, 1997. Of the 10,474,778 shares entitled to vote at such meeting, 9,303,344 shares were present at the meeting in person or by proxy. The only matter voted upon at the shareholders' meeting was for the election of two Class I Directors for the ensuing year.

The two individuals listed below were elected as Class I Directors of the Company, and, with respect to each such Director, the number of shares voted for and against were as follows:

                                               Number of Shares Voted
Name of Nominee                               For              Against
                                            -----------------------------

Charles H. O'Reilly, Sr. .................. 7,812,381         1,490,963

Charles H. O'Reilly, Jr. .................. 8,913,896           389,448



There were no brokers' non-votes.


Item 5.  Other Information
--------------------------
On July 1, 1997 Paul Lederer resigned from the Board of Directors of the Company. Mr. Lederer's resignation was not the result of a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
         (a) Exhibits:  See Exhibit Index on page 12 hereof

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             O'REILLY AUTOMOTIVE, INC.

August 14, 1997               /s/ David E. O'Reilly
----------------             ---------------------------------------------------
Date                         David E. O'Reilly, President and Chief Executive
                             Officer

August 14, 1997               /s/ James R. Batten
----------------             ---------------------------------------------------
Date                         James R. Batten, Chief Financial Officer (Principal
                             Financial Officer)


August 14, 1997               /s/ Chris Stange
----------------             ---------------------------------------------------
Date                         Chris Stange, Corporate Controller (Principal
                             Accounting Officer)

                                  EXHIBIT INDEX


Number                         Description                                  Page
------                        ------------                                 -----
  10.17   Modification of Promissory Note between the Registrant              13
          and the Boatmen's National Bank of St. Louis dated
          June 2, 1997, filed herewith.

  10.19   Modification and Extension Agreement between the                    14
          Registrant and Commerce Bank, N.A. dated June 25, 1997, filed herewith.

  10.20   Second Amendment to the O'Reilly Automotive, Inc. 1993              16
          Stock Option Plan, filed herewith.

  27.1    Financial Data Schedule, filed herewith.                            18

  99.1    Certain Risk Factors, filed herewith.                               19

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 Exhibit 10.17 - Modification of Promissory Note


     This Modification of Promissory Note is entered into as of June 2, 1997 by and between O'Reilly Automotive, Inc. ("Borrower") and The Boatmen's National Bank of St. Louis ("Bank").

     Whereas, Borrower executed that certain Promissory Note in favor of Boatmen's Bank of Southern Missouri dated June 1, 1996 in the face principal amount of $17,000,000 (the "Note") which Note has been endorsed to and is now owned by the Boatmen's National Bank of St. Louis;

     Whereas, Borrower has requested that the June 1, 1997 maturity date of the Note be extended, and Bank has agreed to do so as hereinafter set forth;

     Now, therefore, in consideration of the foregoing recitals and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

     1. The "Maturity Date," as defined in the Note, is modified to mean September 1, 1997, at which time all outstanding principal and unpaid interest shall be due and payable to Bank in full unless otherwise agreed in writing by the parties.

     2. The "Applicable Margin," as defined in the Note, shall be modified to mean 0.75% with respect to any LIBOR Loan and 0.0% with respect to any CBR Loan.

     3. Bank's address is modified so that such address is:

                One Boatmen's Plaza, 12th Floor
                800 Market Street
                St. Louis, Missouri 63101
                (Attention: Juan Cazorla)

     4. All other terms and conditions contained in the Note shall remain unchanged and in full force and effect. Unless otherwise specifically set forth herein, all defined terms shall have the meanings given them in the Note.

     In Witness Whereof, the parties have executed this Modification of Promissory Note as the date first above written.


O'Reilly Automotive, Inc.             The Boatmen's National Bank of St. Louis

By:  /s/ David E. O'Reilly            By:  /s/ Juan A. Cazorla
    ----------------------                --------------------

Title:  President                     Title:  Vice President
        ------------------                    ----------------

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              Exhibit 10.19 - Modification and Extension Agreement


         This modification and extension agreement ("Modification Agreement") is entered into as of the 25th day of June, 1997 by and between Commerce Bank, N.A. ("Bank") and O'Reilly Automotive, Inc. ("Borrower").

         Whereas, pursuant to that certain Revolving Credit and Term Loan Agreement dated May 19, 1995, by and between Bank and Borrower (the "Credit Agreement"), Bank agreed to make a Revolving Credit Loan, in the maximum principal amount of $15,000,000, to Borrower, subject to certain terms, limitations and conditions contained therein;

         Whereas, to evidence the borrowings and the related obligations under the Revolving Credit Loan, Borrower has delivered to Bank that certain Revolving Credit Note ("Note") dated of even date with the Credit Agreement;

         Whereas, pursuant to the terms of the Credit Agreement, the Commitment Period expired on the stated Termination Date, May 19, 1997, and all sums outstanding under the Note on such Termination Date were due and payable in full; and

         Whereas, Bank and Borrower have agreed to modify the Credit Agreement as hereinafter set forth.

         Now, therefore, for and in consideration of the mutual covenants and agreements herein contained, Bank and Borrower do hereby mutually agree as follows:

         1. Terms used herein which are defined in the Credit Agreement shall have the meanings given to them in the Credit Agreement.

         2. The Termination Date is hereby extended to August 19, 1997; accordingly, Section 2.1 of the Credit Agreement is hereby modified by deleting the date "May 19, 1997" and inserting in lieu thereof "August 19, 1997". All sums outstanding under the Note on such termination Date shall be due and payable in full on such Termination Date.

         3. Section 2.7(b) of the Credit Agreement shall be deleted in its entirety and shall be replaced by the following:

         (b) LIBOR Rate Loans. The Company agrees to pay interest in respect of the unpaid principal amount of each LIBOR Rate Loan from the date the proceeds thereof are made available to the Company until repayment or maturity (whether by acceleration or otherwise) at a rate per annum equal to one percent (1%) in excess of the LIBOR Rate.

         4. Except as modified herein, all other terms, provisions, conditions and obligations imposed under the terms of the Credit Agreement shall remain in full force and effect and are hereby ratified and certified by Bank and Borrower. All other loan documents executed in connection with the Revolving Credit Loan shall be deemed amended consistent with this Modification Agreement.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
        Exhibit 10.19 - Modification and Extension Agreement (continued)


         In Witness Whereof, Bank and Borrower have executed this Modification Agreement as of the date first above written.


                               Commerce Bank, N.A.

                               By: /s/ Robert Fulp
                                   -------------------

                               Title: Vice President
                                      ----------------


                               O'Reilly Automotive, Inc.

                               By:  /s/  David O'Reilly
                                    ----------------------

                               Title: President
                                      --------------------

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
 Exhibit  10.20 - Second  Amendment to the O'Reilly  Automotive, Inc. 1993 Stock
                                  Option Plan

         Whereas, O'Reilly Automotive, Inc. (the "Company") has heretofore adopted, and subsequently amended the O'Reilly Automotive, Inc. 1993 Stock Option Plan (the "Plan"), under which shares of the Company's common stock, par value $.01 per share (the "Common Stock"), may be issued upon the exercise of incentive and nonqualified stock options granted pursuant to and in accordance with the terms of the Plan; and,

         Whereas, Article VIII of the Plan empowers the Board of Directors to alter and amend the Plan; and,

         Whereas, the Company desires to amend the Plan to comply with recently adopted amendments to Rule 16b-3, promulgated pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"), to ensure that neither the grant nor exercise of options under the Plan will be deemed a purchase or acquisition of the underlying Common Stock for purposes of Section 16 of the Exchange Act, by vesting the exclusive administration of the Plan in the full Board of Directors;

         Now, therefore, the Plan is hereby amended as follows:

         1. Article II of the Plan is hereby deleted in its entirety, and the following substituted in lieu thereof to constitute said Article II from and after the effectiveness of this Amendment:

                               II. Administration

                  "The Plan shall be administered by the Board of Directors of the Company (the "Board"). The Board is authorized to interpret the Plan and may from time to time adopt such rules and regulations, not inconsistent with the provisions of the Plan, as it may deem advisable to carry out the Plan. The Board shall act by a majority of its members in office and the Board may act either by vote at a telephonic or other meeting or by a memorandum or other written instrument signed by all of the members of the Board.

                  The Board shall have the sole authority to: (i) determine the terms and provisions of the Option agreements (the "Agreements") entered into under the Plan; (ii) prepare and distribute, in such manner as the Board determines to be appropriate, information about the Plan; and (iii) make all other determinations deemed necessary or advisable for the administration of the Plan. The board may vary the terms and provisions of the individual Agreements in its discretion.

                  The day-to-day administration of the Plan may be carried out by such officers and employees of the Company as shall be designated from time to time by the Board. All expenses and liabilities incurred by the Board in connection with the administration of the Plan shall be borne by the Company. The Board may employ attorneys, consultants, accountants, appraisers, brokers or other persons, and the Board, the Company and the officers and the employees of the Company shall be entitled to rely upon the advice, opinions or valuations of any such persons. The interpretation and construction by the Board of any provision of the Plan and any determination by the Board under any provision of the Plan shall be final and conclusive for all purposes. Neither the Board nor any member thereof shall be liable for any act, omission, interpretation, construction or determination made in connection with the Plan in good faith, and the members of the Board shall be entitled to indemnification and reimbursement by the Company in respect of any claim, loss, damage or expense (including counsel fees) arising therefrom to the fullest extent permitted by law.

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
Exhibit  10.20  -  Second  Amendment to the O'Reilly Automotive, Inc. 1993 Stock
                             Option Plan (continued)


                  The Board shall have authority: (i) to grant Options; and (ii) to determine the purchase price of the Stock covered by each Option (the "Exercise Price"), the terms and duration of each Option, the key employees to whom, and the times at which, Options shall be granted, whether the Option shall be a Nonqualified Option or an Incentive Stock Option and the number of shares to be covered by each Option. Notwithstanding the foregoing, the Board shall not have the authority to make any determination which would be inconsistent with the requirements, restrictions, prohibitions or limitations specified in the Plan.

                  Only key employees of the Company and its subsidiaries shall be eligible to receive Options under the Plan. In granting Options to an employee, the Board shall take into consideration the contribution the employee has made or may make to the success of the Company or its subsidiaries and such other considerations as the Board shall determine. The Board shall also have the authority to consult with and receive recommendations from officers and other employees of the Company and its subsidiaries with regard to these matters. In no event shall any employee, his legal representatives, heirs, legatees, distributees, or successors have any right to participate in the Plan, except to such extent, if any, as the Board shall determine."

         2. The provisions of this Amendment shall be effective as of June 23, 1997.

         3. Except and to the extent hereinabove set forth, the Plan shall remain in full force and effect.

         In witness whereof, this Amendment is dated as of the 23rd day of June, 1997.



                                     By:  /s/ Charles H. O'Reilly, Jr.
                                     ---------------------------------
                                     Charles H. O'Reilly, Jr.
                                     Chairman of the Board