Form 10-Q
period 1997-09-30
OREILLY AUTOMOTIVE INC
filed 1997-11-14
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                               233 South Patterson
                           Springfield, Missouri 65802
--------------------------------------------------------------------------------
               (Address of principal executive offices, Zip code)

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

         Yes      X                 No
                -----                     -----

Common stock, $0.01 par value - 21,097,551 shares outstanding as of September 30, 1997

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        Quarter Ended September 30, 1997

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

         ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                 Condensed Consolidated Balance Sheets ....................    3
                 Condensed Consolidated Statements of Income ..............    4
                 Condensed Consolidated Statements of Cash Flows ..........    5
                 Notes to Condensed Consolidated Financial Statements .....    6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                    OPERATIONS AND FINANCIAL CONDITION ....................    7

PART II - OTHER INFORMATION

         ITEM 2 - CHANGES IN SECURITIES ...................................    9

         ITEM 5 - OTHER INFORMATION .......................................    9

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ........................   10

SIGNATURE PAGE ............................................................   11

EXHIBIT INDEX .............................................................   12

PART I   Financial Information
------------------------------
ITEM 1.  Financial Statements
-----------------------------

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           September 30,  December 31,
                                                               1997          1996
                                                           ------------  ------------
                                                            (Unaudited)     (Note)
                                                        (In thousands, except share data)
Assets
Current assets:
     Cash and cash equivalents ..........................   $     1,625   $     1,207
     Short-term investments .............................         1,000         1,000
     Accounts receivable ................................        13,637        11,296
     Inventory ..........................................       107,330        83,909
     Other current assets ...............................         2,759         2,740
                                                            -----------   -----------

Total current assets ....................................       126,351       100,152

Property and equipment, at cost .........................       125,524       101,220
Accumulated depreciation ................................        26,924        21,435
                                                            -----------   -----------

                                                                 98,600        79,785

Other assets ............................................         4,770         3,686
                                                            -----------   -----------

Total assets ............................................   $   229,721   $   183,623
                                                            ===========   ===========

Liabilities and stockholders' equity
Current liabilities:
     Notes payable to banks .............................   $      --     $     3,000
     Accounts payable ...................................        25,445        17,288
     Income taxes payable ...............................           767          --
     Other current liabilities ..........................        11,472         5,307
     Current portion of long-term debt ..................            98           154
                                                            -----------   -----------

Total current liabilities ...............................        37,782        25,749

Long-term debt, less current portion ....................        13,898           237
Other liabilities .......................................         2,176         1,855

Stockholders' equity:
     Common stock, $.01 par value:
       Authorized shares- 30,000,000
       Issued and outstanding shares - 21,097,551
         in 1997 and 20,937,014 in 1996 .................           211           209
     Additional paid-in capital .........................        76,335        73,964
     Retained earnings ..................................        99,319        81,609
                                                            -----------   -----------

Total stockholders' equity ..............................       175,865       155,782
                                                            -----------   -----------

Total liabilities and stockholders' equity ..............   $   229,721   $   183,623
                                                            ===========   ===========


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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                       Three Months Ended     Nine Months Ended
                                                                          September 30,         September 30,
                                                                       -------------------   -------------------
                                                                         1997        1996       1997      1996
                                                                       --------   --------   --------   --------
                                                                          (In thousands, except per share data)
Product sales ......................................................   $ 87,517   $ 70,432   $238,437   $194,535

Cost of goods sold, including warehouse and distribution expenses ..     50,986     41,185    138,000    114,667
Operating, selling, general and administrative expenses ............     26,064     20,953     72,549     57,742
                                                                       --------   --------   --------   --------
                                                                         77,050     62,138    210,549    172,409
                                                                       --------   --------   --------   --------
Operating income ................................................        10,467      8,294     27,888     22,126
Other income, net ...............................................            76        259        313        822
                                                                       --------   --------   --------   --------
Income before income taxes ......................................        10,543      8,553     28,201     22,948

Provision for income taxes ......................................         3,922      3,131     10,491      8,491
                                                                       --------   --------   --------   --------
Net Income ......................................................      $  6,621   $  5,422   $ 17,710   $ 14,457
                                                                       ========   ========   ========   ========

Net income per share ............................................      $   0.31   $   0.26   $   0.84   $   0.69
                                                                       ========   ========   ========   ========

Weighted average common shares outstanding ......................        21,081     20,896     21,019     20,844
                                                                       ========   ========   ========   ========



See notes to condensed consolidated financial statements.


                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                     -----------------------
                                                        1997         1996
                                                      --------     --------
                                                          (In thousands)

Net cash provided by operating activities .........   $ 14,225    $  7,156

Investing activities:
     Purchases of property and equipment ..........    (25,070)    (24,204)
     Proceeds from sale of property and equipment .        283         248
     Purchases of short-term investments ..........       --       (13,879)
     Proceeds from sale of short-term investments .       --        30,095
     Other ........................................       (786)         34
                                                      --------    --------

Net cash used in investing activities .............    (25,573)     (7,706)

Financing activities:
     Borrowings on notes payable to banks .........     11,200        --
     Payments on notes payable to banks ...........       (500)       --
     Payments on long-term debt ...................        (95)       (151)
     Proceeds from issuance of common stock .......      1,161       1,554
                                                      --------    --------

Net cash provided by financing activities .........     11,766       1,403
                                                      --------    --------

Net increase in cash ..............................        418         853
Cash at beginning of period .......................      1,207       2,833
                                                      --------    --------

Cash at end of period .............................   $  1,625    $  3,686
                                                      ========    ========



See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1997


1.  Basis of Presentation
-------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the O'Reilly Automotive, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.

2.  Earnings Per Share
----------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted during the quarter and year ended December 31, 1997. At that time, O'Reilly Automotive, Inc. (the "Company") will be required to change the method currently used to compute earnings per share and restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 was not material to the calculation of primary and fully diluted earnings per share for the quarters ended September 30, 1997 and 1996.

3.  Stock Split
---------------

On July 8, 1997, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend to all shareholders of record as of July 31, 1997. The stock dividend was paid on August 31, 1997. All share and per share information included in the accompanying consolidated financial statements have been restated to reflect the effect of the stock split.

4.  Subsequent Events
---------------------

On October 1, 1997, the Company replaced its credit facility with Commerce Bank, N.A. with an agreement allowing the Company to borrow up to $32.5 million until September 30, 2000.

On October 16, 1997, the Company replaced its credit facility with NationsBank, N.A. (formerly The Boatmen's National Bank of St. Louis) with an agreement allowing the Company to borrow up to $32.5 million until October 15, 2000.

Pursuant to the new facilities described above, the Company has reclassified the related debt from short-term debt to long-term debt on the accompanying consolidated financial statements.

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


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------


RESULTS OF OPERATIONS

Product sales for the third quarter of 1997 increased by $17.1 million, or 24.3%, over product sales for the third quarter of 1996 due to an 8.7% increase in comparable store product sales for the quarter, the opening of 9 new O'Reilly stores during the last quarter of 1996, the opening of 30 new stores, net, and the relocation or renovation of 21 stores during the first nine months of 1997. Product sales for the first nine months of 1997 increased by $43.9 million, or 22.6% over product sales for the first nine months of 1996 due to a 7.2% increase in comparable store product sales and the opening of the new O'Reilly stores discussed above. Management believes that the consumer acceptance experienced by these new O'Reilly stores and the increased product sales achieved by the existing O'Reilly stores is the result of the continuation of media advertising during the first nine months of 1997 at the levels set in 1996, an increase in the broad selection of stock keeping units (SKU's) available at both new and existing O'Reilly stores, the increase in inventory levels at most O'Reilly stores and the increasing penetration of the general geographic markets in which O'Reilly Automotive, Inc. (the "Company") operates.

Gross profit increased 24.9% from $29.2 million (or 41.5% of product sales) in the third quarter of 1996 to $36.5 million (or 41.7% of product sales) in the third quarter of 1997. Gross profit for the first nine months increased 25.8% from $79.9 million (or 41.1% of product sales) in 1996 to $100.4 million (or 42.1% of product sales) in 1997. The increase in gross profit margin resulted primarily from improvements in the Company's product acquisition programs and changes in the product sales mix. The Company's product acquisition programs have resulted in lower product costs due to increased buying power and promotional programs and allowances offered by many of the Company's vendors.

Operating, selling, general and administrative expenses (OSG&A expenses) increased $5.1 million from $21.0 million (or 29.7% of product sales) in the third quarter of 1996 to $26.1 million (or 29.8% of product sales) in the third quarter of 1997. OSG&A expenses increased $14.8 million from $57.7 million (or 29.7% of product sales) in the first nine months of 1996 to $72.5 million (or 30.4% of product sales) in the first nine months of 1997. OSG&A expenses increased in dollar amount and as a percent of product sales primarily from the new store openings during the last quarter of 1996 and the first nine months of 1997, additions to administrative staff and facilities in order to support the increased level of the Company's operations and, to a lesser extent, increased medical claims and worker's compensation under the Company's insurance program.

Other income, net, decreased by $183,000 in the third quarter of 1997 compared to the third quarter of 1996 and by $509,000 for the first nine months of 1997 compared to the first nine months of 1996. These decreases were primarily due to reduced interest income from short-term investments and increased interest expense from short-term borrowings.

The Company's estimated provision for income taxes increased from 36.6% of income before income taxes in the third quarter of 1996 to 37.2% in the third quarter of 1997 and increased from 37.0% of income before income taxes in the first nine months of 1996 to 37.2% in the first nine months of 1997. The increase in the estimated effective income tax rate was primarily due to increased sales occurring in states with higher income tax rates.

Principally as a result of the foregoing, net income increased from $5.4 million or 7.7% of product sales in the third quarter of 1996 to $6.6 million or 7.6% of product sales in the third quarter of 1997 and from $14.5 million or 7.4% of product sales in the first nine months of 1996 to $17.7 million or 7.4% of product sales in the first nine months of 1997.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $14.2 million was provided by operating activities for the first nine months of 1997 as compared to $7.2 net cash provided by operating activities for the first nine months of 1996. This increase was principally the result of increases in net income, accounts payable, depreciation and accrued expenses partially offset by an increase in accounts receivable and inventory. These increases are primarily due to the addition of new stores and increased sales levels in existing and newly opened stores.

Net cash used in investing activities has increased from $7.7 million in 1996 to $25.6 million in 1997 primarily due to a decrease in net proceeds from the sales of short-term investments, and to a lesser extent, an increase in purchases of property and equipment as a result of the Company's accelerated store growth program.

Cash provided by financing activities has increased from $1.4 million in the first nine months of 1996 to $11.8 million in the first nine months of 1997. The increase was primarily due to increased net borrowings under the Company's credit facilities during the first nine months of 1997.

The Company has available an unsecured line of credit with NationsBank, N.A. (formerly The Boatmen's National Bank of St. Louis). Under the terms thereof, the Company may borrow up to $17 million until October 15, 1997. Borrowings outstanding under the line of credit bear interest at LIBOR plus 0.75% (6.41% as of September 30, 1997). At September 30, 1997, $8.6 million was outstanding under the line of credit. On October 16, 1997, this credit facility was replaced by an agreement allowing the Company to borrow up to $32.5 million until October 15, 2000. Borrowings outstanding under this facility will bear interest at LIBOR plus a margin ranging from 0.50% to 1.00% based upon certain financial ratios of the Company.

The Company also has available an unsecured revolving credit facility with Commerce Bank, N.A. of Springfield, Missouri. Under terms of this agreement, the Company may borrow up to $15 million upon compliance with various minimum financial ratios. This credit facility bears interest at LIBOR plus 1.00% (6.66% at September 30, 1997) and matures on October 31, 1997. At September 30, 1997, $5.1 million was outstanding under this credit facility. On October 1, 1997 this credit facility was replaced by an agreement allowing the Company to borrow up to $32.5 million until September 30, 2000. Borrowings outstanding under this facility will bear interest at LIBOR plus a margin ranging from 0.50% to 1.00% based upon certain financial ratios of the Company.

The Company  plans to open an  additional  10 stores in 1997 (for a net total of
40). Management believes the funds required for such planned expansions will be provided by the cash expected to be generated from operating activities, existing cash and short-term investments and the Company's bank credit facilities described above.

Management believes that the cash expected to be generated from operating activities, existing cash and short-term investments, existing bank credit facilities and trade credit will be sufficient to fund both the short and long-term capital and liquidity needs of the Company for the foreseeable future.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         Not applicable

Item 2.  Changes in Securities
------------------------------

On July 8, 1997, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend to all shareholders of record as of the close of business on July 31, 1997, which said stock dividend was paid on August 31, 1997.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not applicable


Item 5.  Other Information
--------------------------

On August 20, 1997 Jay Burchfield was appointed to the Board of Directors of the Company to fill the vacancy created by the resignation of Paul Lederer as of July 1, 1997. Mr. Burchfield will serve as director through Mr. Lederer's remaining term ending at the May 1999 Annual Shareholders meeting. Such resignation was not the result of any disagreements between Mr. Lederer and the Company on any matter relating to the Company's operations, policies or practices.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a) Exhibits:  See Exhibit Index on page 12 hereof

         (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              O'REILLY AUTOMOTIVE, INC.

November 14, 1997             /s/  David E. O'Reilly
------------------            --------------------------------------------------
Date                          David E. O'Reilly, President and Chief Executive
                              Officer

November 14, 1997             /s/  James R. Batten
------------------            --------------------------------------------------
Date                          James R. Batten, Vice-president of Finance/Chief
                              Financial Officer (Principal Financial Officer)

November 14, 1997             /s/  Chris Stange
------------------            --------------------------------------------------
Date                          Chris Stange, Director of Accounting/Controller
                              (Principal Accounting Officer)

                                  EXHIBIT INDEX


Number                         Description                                 Page
------                        ------------                                 ----
  10.17            Credit Agreement between the Registrant                  13
                   and NationsBank, N.A. dated October 16,
                   1997, filed herewith.

  10.19            Loan Agreement between the Registrant and                44
                   Commerce Bank, N.A. dated October 1, 1997, filed herewith.

  27.1             Financial Data Schedule, filed herewith.                 67

  99.1             Certain Risk Factors, filed herewith.                    68

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 10.17 - Credit Agreement




                                CREDIT AGREEMENT

                          Dated as of October 16, 1997

                                     Between

                            O'REILLY AUTOMOTIVE, INC.

                                       as

                                    Borrower

                                       and

                               NATIONSBANK, N. A.

                                    as Lender

                                U.S. $32,500,000

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


                                TABLE OF CONTENTS

This Table of Contents is not part of the Agreement to which it is attached but is for convenience of reference.


                                    ARTICLE I
                                   DEFINITIONS

SECTION 1.01. Basic Definitions...............................................1
SECTION 1.02. Additional Definitions..........................................3


                                   ARTICLE II
                                      LOANS

SECTION 2.01. Committed Loans.................................................7
SECTION 2.02. Note............................................................8
SECTION 2.03. Letters of Credit Subfeature....................................8
SECTION 2.04. Repayment of Loans..............................................8
SECTION 2.05. Interest........................................................8
SECTION 2.06. Borrowing Procedure.............................................9
SECTION 2.07. Prepayments, Conversions, and Continuations of Loans............9
SECTION 2.08. Minimum Amounts................................................10
SECTION 2.09. Certain Notices................................................10
SECTION 2.10. Use of Proceeds................................................11
SECTION 2.11. Fees...........................................................11
SECTION 2.12. Computations...................................................11
SECTION 2.13. Adjustment of Commitment.......................................11
SECTION 2.14. Payments.......................................................12
SECTION 2.15. Mandatory Prepayment...........................................12


                                   ARTICLE III
                             CHANGE IN CIRCUMSTANCES

SECTION 3.01. Increased Cost and Reduced Return..............................12
SECTION 3.02. Limitation on Types of Loans...................................13
SECTION 3.03. Illegality.....................................................13
SECTION 3.04. Compensation...................................................14
SECTION 3.05. Taxes..........................................................14


                                   ARTICLE IV
                                   CONDITIONS

SECTION 4.01. Initial Loan...................................................15
SECTION 4.02. Each Loan......................................................15
SECTION 4.03. Issuance of Letters of Credit..................................16

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


                                    ARTICLE V
                          REPRESENTATION AND WARRANTIES

SECTION 5.01. Existence......................................................17
SECTION 5.02. Financial Statements...........................................17
SECTION 5.03. Authorization; No Breach.......................................17
SECTION 5.04. Litigation.....................................................17
SECTION 5.05. Enforceability.................................................17
SECTION 5.06. Approvals......................................................17
SECTION 5.07. Disclosure.....................................................17


                                   ARTICLE VI
                                    COVENANTS

SECTION 6.01. Information....................................................18
SECTION 6.02. Obligations....................................................19
SECTION 6.03. Financial Covenants............................................19
SECTION 6.04. Additional Covenants...........................................20


                                   ARTICLE VII
                                     DEFAULT

SECTION 7.01. Events of Default..............................................21
SECTION 7.02. Remedies.......................................................22


                                  ARTICLE VIII
                                  MISCELLANEOUS

SECTION 8.01. Expenses.......................................................23
SECTION 8.02. Indemnification................................................23

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


SECTION 8.03. Right of Set-off...............................................23
SECTION 8.04. No Waiver; Cumulative Remedies.................................24
SECTION 8.05. Successors and Assigns.........................................24
SECTION 8.06. Amendments.....................................................24
SECTION 8.07. Notices........................................................24
SECTION 8.08. Counterparts...................................................25
SECTION 8.09. Severability...................................................25
SECTION 8.10. Controlling Agreement..........................................25
SECTION 8.11. Survival.......................................................25
SECTION 8.12. Governing Law..................................................25
SECTION 8.13. Accounting Terminology.........................................26
SECTION 8.14. WAIVER OF JURY TRIAL...........................................26
SECTION 8.15. ENTIRE AGREEMENT...............................................26

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)




                                CREDIT AGREEMENT

         CREDIT AGREEMENT (the "Agreement") dated as of October 16, 1997, between O'Reilly Automotive, Inc., a Missouri corporation (the "Borrower"), and NATIONSBANK N.A., a national banking association (the "Bank").

         The parties hereto agree as follows:

                                    ARTICLE I

                                   DEFINITIONS

         SECTION 1.01. Basic Definitions. As used in this Agreement, the following terms have the following meanings:

                  "Applicable Margin" means:

                  (i)  with respect to Base Rate Loans, zero percent (0%);

                  (ii) with respect to Eurodollar Loans,

                        0.50%   when   the   ratio  of  Total  Funded  Debt  (as
                        hereinafter defined to EBITDA (as hereinafter defined) is less than 1.0, to 1.0,

                        0.75% when the ratio of Total Funded Debt to EBITDA is less than 2.0, but equal to or greater than 1.0, to 1.0,

                        1.00% when the ratio of Total Funded Debt to EBITDA is less than 2.5, but equal to or greater than 2.0, to 1.0,

                        Notwithstanding anything to the contrary herein, the Applicable Margin with respect to Eurodollar Loans shall immediately and automatically become 1.00% during such times as the Borrower shall not have submitted to the Bank the financial information required by Section 6.01.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


                  (iii) with respect to Overnight Loans,

                        0.625% when the ratio of Total Funded Debt to EBITDA is less than 1.0, to 1.0,

                        0.875% when the ratio of Total Funded Debt to EBITDA is less than 2.0, but equal to or greater than 1.0, to 1.0,

                        1.125% when the ratio of Total Funded Debt to EBITDA is less than 2.5, but equal to or greater than 2.0, to 1.0.

         Adjustments to be made to the Applicable Margin based on the ratios described in clauses (ii) and (iii) immediately above shall be made on the second Business Day following of the Bank's receipt of the information required to be submitted by the Borrower to the Bank in Sections 6.01(a) and 6.01(b). Such adjustments shall apply to all then outstanding balances under this Agreement as well as to outstanding balances under future Loans until the next adjustment is made.

                  "Commitment" means the obligation of the Bank to make Committed Loans and issue Letters of Credit in an aggregate principal amount at any time outstanding up to but not exceeding $32,500,000.00, as the same may be adjusted upward or downward from time to time pursuant to this Agreement (but never to exceed $32,500,000.00).

                  "Commitment Fees" means a per annum fee payable on each Quarterly Date and on the Termination Date (calculated on the basis of the actual number of days elapsed in a hypothetical year of 360 days) equal to:

                        0.125%   of   the  daily   average   unused  (available)
                        Commitment when the ratio of Total Funded Debt to EBITDA is less than 1.0, to 1.0;

                        0.15% of the daily average unused (available) commitment when the ratio of Total Funded Debt to EBITDA is less than 2.0, but equal to or greater than 1.0, to 1.0; and

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)

                        0.1875% of the daily average unused (available) Commitment and 0.125% of the average daily unavailable Commitment when the ratio of total funded debt to EBITDA is equal to or greater than 2.0 (based on the face amount of $32,500,000 regardless of the face Commitment amount which may be unavailable pursuant to a reduction as set forth herein).

                  "Fees" means Commitment Fees and Letter of Credit Fees.

                  "Letter of Credit Fees" means a per annum fee payable on each Quarterly Date and on the Termination Date equal to the outstanding face amount of all Letters of Credit issued by the Bank for the account of Borrower multiplied by the Applicable Margin for Eurodollar Loans plus a fronting fee equal to 0.10% of the face amount of all such Letters of Credit.

                  "Principal  Office"  means  the  office of the bank located at
         800  Market  Street,   12th   Floor,  St.  Louis,   Missouri     63101,
         Attention: Juan Cazorla.

                  "Termination Date" means the date three years from the date of this Agreement.

         SECTION 1.02. Additional Definitions. As used in this Agreement, the following terms have the following meanings.

                  "Adjusted Eurodollar Rate" means, for any Eurodollar Loan for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Bank to be equal to the quotient obtained by dividing (a) the Eurodollar Rate for such Eurodollar Loan for such Interest Period by (b) 1 minus the Reserve Requirement for such Eurodollar Loan for such Interest Period.

                  "Base Rate" means, for any day, the rate per annum equal to the higher of (a) the Federal Funds Rate for such day plus one-half of one percent (.5%) and (b) the Prime Rate for such day. Any change in the Base Rate due to a change in the Prime Rate or the Federal Funds Rate shall be effective on the effective date of such change in the Prime Rate or Federal Funds Rate.

                  "Base Rate Loans" means Loans that bear interest at rates based upon the Base Rate.

                  "Business Day" means any day except a Saturday, Sunday, or other day on which banks in the State where the Principal Office is located are authorized by law to close and, if the applicable Business Day relates to Eurodollar Loans,

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


         on which commercial banks in London are open for international business (including dealings in Dollar deposits in the London interbank market).

                  "Committed Loans" has the meaning specified in Section 2.01.

                  "Continue", "Continuation", and "Continued" shall refer to a continuation pursuant to Section 2.07 of a Fixed Rate Loan as a Loan of the same Type from one Interest Period to the next Interest Period.

                  "Convert", "Conversion", and "Converted" shall refer to the conversion pursuant to Section 2.07 or Article III of one Type of Loan into another Type of Loan.

                  "Debtor Relief Laws" means the  Bankruptcy  Code of the United
         States of America and all other applicable liquidation, conservatorship, bankruptcy, moratorium, rearrangement, receivership, insolvency, reorganization, suspension of payments, or similar debtor relief laws from time to time in effect affecting the rights of creditors generally.

                  "Default" means an Event of Default or the occurrence of an event or condition that with notice or lapse of time or both would become an Event of Default.

                  "Default Rate" means, with respect to any principal of any Loan or any other amount payable by the Borrower under this Agreement or any other Loan Document that is not paid when due (whether at stated maturity, by acceleration, or otherwise), a rate per annum during the period from and including the due date to but excluding the date on which such amount is paid in full equal to two percent (2%) plus the Base Rate as in effect from time to time plus the Applicable Margin for Base Rate Loans (provided that, if the amount in default is principal of a Fixed Rate Loan and the due date thereof is a day other than the last day of the Interest Period therefor, the "Default Rate" for such principal shall be, for the period from and including the due date and to but excluding the last day of the Interest Period therefor, two percent (2%) plus the interest rate for such Loan as provided in
         Section 2.05(b), as the case may be, and, thereafter, the rate provided for above in this definition).

                  "Dollars" and "$" mean lawful money of the United States of America.

                  "EBITDA" shall have the meaning given it in Section 6.03(a).

                  "Eurodollar Loans" means Loans that bear interest at rates based upon the Adjusted Eurodollar Rate.

                  "Event of Default" has the meaning specified in Section 7.01.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


                  "Eurodollar Rate" means, for any Eurodollar Loan for any Interest Period therefor, the rate per annum appearing on Telerate Page 3750 (or any successor page) as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period. If for any reason such rate is not available, the term "Eurodollar Rate" shall mean, for any Eurodollar Loan for any Interest Period therefor, the rate per annum appearing on Reuters Screen LIBO Page as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period; provided, however, if more than one rate is specified on Reuters Screen LIB Page, the applicable rate shall be the arithmetic mean of all such rates.

                  "Federal Funds Rate" means, for any day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day; provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and
         (b) if no such rate is so published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate charged to the Bank on such day on such transactions as determined by the Bank.

                  "Financial Statements" means the financial statements of the Borrower and the Subsidiaries most recently furnished to the Bank prior to the date of this Agreement.

                  "Fixed Charges" shall have the meaning given it in Section 6.03(b).

                  "Governmental Authority" means any nation or government, any state or political subdivision thereof, any central bank (or similar monetary or regulatory authority), and any entity exercising executive, legislative, judicial, regulatory, or administrative functions of or pertaining to government.

                  "Interest Period" means with respect to any Eurodollar Loan, each period commencing on the date such Loan is made or Converted from a Loan of another Type or the last day of the next preceding Interest Period with respect to such Loan, and ending on the numerically corresponding day in the first, second, third, or sixth calendar month thereafter, as the Borrower may select as provided in Section 2.09, except that each such Interest Period which commences on the last Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month.

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


         Notwithstanding the foregoing: (a) each Interest Period which would otherwise end on a day which is not a Business Day shall end on the next succeeding Business Day (or if such succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business
         Day); (b) any Interest Period which would otherwise extend beyond the Termination Date shall end on the Termination Date; and (c) no Interest Period for any Eurodollar Loan shall have a duration of less than 1 month and, if the Interest Period for any Eurodollar Loan would otherwise be a shorter period, such Loan shall not be available hereunder.

                  "Letters of Credit" shall mean all outstanding letters of credit issued by the Bank for the account of the Borrower which have not been fully drawn upon or which have not expired.

                  "Loan Documents" means this Agreement, the Note, and all other documents, instruments, and agreements executed or delivered pursuant to or in connection with this Agreement, including, without limitation, Letters of Credit, as the same may be amended, modified, renewed, extended, or supplemented.

                  "Loan Party" means the Borrower or any Person that guarantees or secures any or all of the Borrower's obligations under the Loan Documents.

                  "Loans" means Committed Loans.

                  "Material  Adverse Effect" means a material  adverse effect on
         (a) the properties, prospects, business, operations, financial condition, liabilities, or capitalization of the Borrower and the Subsidiaries taken as a whole, (b) the ability of any Loan Party to pay and perform its obligations under any Loan Document, or (c) the validity or enforceability of any Loan Document or the rights and remedies of the Bank thereunder.

                  "Note" has the meaning specified in Section 2.02.

                  "Overnight Rate Loans" means Loans that bear interest at rates based on the Over-night Rate. (The Overnight Rate is a daily variable rate.)

                  "Overnight Rate Loan Maturity Date" means the date which is the third day from (and including) the day in which any Overnight Rate Loan is made.

                  "Overnight Rate" means, for any Overnight Loan, the per annum Federal Funds Rate for any given day.

                  "Person" means any individual, corporation, company, joint venture, association, partnership, trust, unincorporated organization, Governmental Authority, or other entity.

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


                  "Prime Rate" means the per annum rate of interest established from time to time by the Bank as its prime rate, which rate may not be the lowest rate of interest charged by the Bank to its customers.

                  "Quarterly Date" means the last day of each March, June, September, and December of each year, the first of which shall be the first such day after the date of this Agreement.

                  "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System, as in effect from time to time.

                  "Reserve Requirement" means, at any time, the maximum rate at which reserves (including any marginal, special, supplemental, or emergency reserves) are required to be maintained under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) by member banks of the Federal Reserve System in New York City with deposits exceeding one billion Dollars against "Eurocurrency liabilities" (as such term is used in Regulation D). Without limiting the effect of the foregoing, the Reserve Requirement shall reflect any other reserves required to be maintained by such member banks with respect to (i) any category of liabilities which includes deposits by reference to which the Adjusted Eurodollar Rate is to be determined, or (ii) any category of extensions of credit or other assets which include Eurodollar Loans. The Adjusted Eurodollar Rate shall be adjusted automatically on and as of the effective date of any change in the Reserve Requirement.

                  "Subsidiary" means, any corporation or other entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other Persons performing similar functions are at the time directly or indirectly owned by the Borrower.

                  "Total Funded Debt" shall have the meaning given it in Section 6.03(a).

                  "Type"   means  any  type  of  Loan  (i.e.,  Base  Rate  Loan,
         Eurodollar Loan or Overnight Rate Loan).

                                   ARTICLE II

                                      LOANS

         SECTION 2.01. Committed Loans. Subject to the terms and conditions of this Agreement, the Bank agrees to make one or more loans ("Committed Loans") to the Borrower from time to time from and including the date hereof to but excluding the Termination Date, provided that the aggregate principal amount of the Loans and Letters of Credit at any time outstanding shall not exceed the amount of the Commitment, as the same may be adjusted from time to time pursuant to the terms

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


hereof. Subject to the foregoing limitations, and the other terms and provisions of this Agreement, the Borrower may borrow, repay, and reborrow hereunder the amount of the Commitment by means of Base Rate Loans, Eurodollar Loans, and Overnight Rate Loans as well as by means of Letters of Credit.

         SECTION 2.02. Note. The Loans made by the Bank shall be evidenced by a single promissory note of the Borrower in substantially the form of Exhibit A, dated the date hereof, payable to the order of the Bank in a principal amount equal to the Commitment as originally in effect and otherwise duly completed (as from time to time amended, modified, renewed, or extended, the "Note").

         SECTION 2.03. Letters of Credit Sublimit. During the term of this Agreement, the Borrower may request that the Bank issue, from time to time, Letters of Credit for the account of the Borrower, which the Bank shall issue subject to the terms of this Agreement and the following conditions:

                  (a) The maximum face amount of all outstanding Letters of Credit shall not at any time exceed $5,000,000.00 and the outstanding amount of all Loans and Letters of Credit shall not exceed the Commitment, as the same may be adjusted from time to time pursuant to the terms hereof;

                  (b) The form and content of all Letters of Credit shall be acceptable to the Bank;

                  (c) The Commitment shall be reduced by the face amount of all outstanding Letters of Credit;

                  (d) Letters of Credit shall not have an expiration date later than the Termination Date;

                  (e) The repayment terms, interest rate, expiration date and other terms of the Letters of Credit shall be governed by each such Letter of Credit; and

                  (f) There shall be no Event of Default existing (or which would exist with the lapse of time) at the time of the Borrower's request for the issuance of any such Letter of Credit.

         SECTION 2.04. Repayment of Loans. Except as otherwise provided in this Agreement, the Borrower shall pay to the Bank the outstanding principal amount of the Loans on the Termination Date.

         SECTION 2.05. Interest. The Borrower shall pay to the Bank interest on the unpaid principal amount of each Loan for the period commencing on the date of such Loan to but excluding the date such Loan shall be paid in full, at the following rates per annum:

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)

             (a) during the periods such Loan is a Base Rate Loan, the Base Rate plus the Applicable Margin;

             (b) during the periods such Loan is a Eurodollar Loan, the Adjusted Eurodollar Rate plus the Applicable Margin; and

             (c) during the periods such Loan is an Overnight Rate Loan, the Overnight Rate plus the Applicable Margin.

Notwithstanding the foregoing, the Borrower shall pay to the Bank interest at the Default Rate on any principal of any Loan and (to the fullest extent permitted by law) on any other amount payable by the Borrower under this Agreement or any other Loan Document which is not paid in full when due (whether at stated maturity, by acceleration, or otherwise), for the period from and including the due date thereof to but excluding the date the same is paid in full. Accrued interest on the Loans shall be due and payable as follows: (i) in the case of Base Rate Loans, on each Quarterly Date; (ii) in the case of each Eurodollar Loan, on the last day of the Interest Period with respect thereto and, in the case of an Interest Period greater than three months, at three-month intervals after the first day of such Interest Period; (iii) in the case of each Overnight Rate Loan on the applicable Overnight Rate Loan Maturity Date; (iv) upon the payment or prepayment of any Loan or the Conversion of any Loan to a Loan of another Type (but only on the principal amount so paid, prepaid, or Converted); and (v) on the Termination Date; provided that interest payable at the Default Rate shall be payable from time to time on demand.

The Borrower acknowledges and agrees that interest rates related to Base Rate Loans and Overnight Rate Loans are variable and that interest rates related to Eurodollar Loans are fixed rates for the duration of the applicable Interest Periods.

         SECTION 2.06. Borrowing Procedure. The Borrower shall give the Bank notice of each borrowing hereunder in accordance with Section 2.09. Not later than 2:00 p.m. (at the Principal Office) on the date specified for each borrowing hereunder, the Bank will make available the amount of the Loan to be made by it on such date to the Borrower by depositing the same, in immediately available funds, in an account of the Borrower (designated by the Borrower) maintained with the Bank at the Principal Office or as otherwise directed by the Borrower.

         SECTION 2.07. Prepayments, Conversions, and Continuations of Loans. Subject to Section 2.08, the Borrower shall have the right from time to time to prepay the Loans, or to Convert all or part of a Loan of one Type into a Loan of another Type or to Eurodollar Loans of one Type as Eurodollar Loans of the same Type (with adjustments to the interest rate as otherwise provided herein), provided that: (a) the Borrower shall give the Bank notice of each such prepayment, Conversion, or Continuation as provided in Section 2.09, (b) Eurodollar Loans may only be Converted on the last day of the Interest Period,
(c) the Borrower may not Continue an Overnight Rate Loan or Convert a Loan into a Overnight Rate Loan, (d) notwithstanding

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


anything in this Agreement to the contrary, each Overnight Rate Loan either must be paid in full by the Borrower on or before each such Overnight Rate Loan Maturity Date, or if not so prepaid, each Overnight Rate Loan shall automatically convert to a Base Rate Loan on the day after the Overnight Rate Loan Maturity Date, and (e) except for Conversions into Base Rate Loans, no Conversions or Continuations shall be made while an Event of Default has occurred and is continuing.

         SECTION 2.08. Minimum Amounts. Except for Conversions and prepayments pursuant to Section 2.15 and Article III, each borrowing, each Conversion, and each prepayment of principal of the Loans shall be in an amount at least equal to $500,000 and incremental multiples thereof. Anything in this Agreement to the contrary notwithstanding, the aggregate principal amount of Eurodollar Loans of the same Type having the same Interest Period shall be at least equal to $500,000.

         SECTION 2.09. Certain Notices. Notices by the Borrower to the Bank of adjustments of the Commitment, of borrowings, Conversions, Continuations and optional prepayments of Loans and of the duration of Interest Periods shall be irrevocable and shall be effective only if received by the Bank not later than 11:00 a.m. (local time at the Principal Office) on the number of Business Days prior to the date of the relevant adjustment, borrowing, Conversion, Continuation, or prepayment or the first day of such Interest Period specified below:

                                                           Number of Business
     Notice                                                    Days Prior
    --------                                                  ------------

Commitment adjustments                                             3

Borrowing or prepayment of,
  or Conversions into, Base
  Rate Loans                                                    same day

Borrowing or prepayment of,
  Conversions into,
  Continuations as, or
  duration of Interest Periods
  for, Eurodollar Loans                                            3

Borrowing or prepayment of Overnight
  Rate Loans                                                    same day


Each notice of adjustment of the Commitment amount (as provided in Section 2.13) shall specify the amount of the Commitment to be adjusted upward or downward. Each such notice of borrowing, Conversion, Continuation, or optional prepayment shall

                 O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


specify (a) the amount and Type of the Loan to be borrowed, Converted, Continued, or prepaid (and, in the case of a Conversion, the Type of Loan to result from such Conversion), (b) the date of borrowing, Conversion, Continuation, or prepayment (which shall be a Business Day), and (c) in the case of a borrowing of a Eurodollar Loan, a Conversion, or a Continuation, the duration of the Interest Period. In the event the Borrower fails to select the Type of Loan, or the duration of any Interest Period for any Eurodollar Loan, within the time period and otherwise as provided in this Section 2.09, such Loan (if outstanding as a Eurodollar Loan) will be automatically Converted into a Base Rate Loan on the last day of the preceding Interest Period for such Loan or (if outstanding as a Base Rate Loan) will remain as, or (if not then outstanding) will be made as, a Base Rate Loan.

         SECTION 2.10. Use of Proceeds. The proceeds of the Loans shall be used by the Borrower for any lawful corporate purposes, including working capital in the ordinary course of business and capital expenditures related to business expansion. The Borrower will not, directly or indirectly, use any part of such proceeds for the purpose of purchasing or carrying any margin stock within the meaning of Regulations G, U, T, or X of the Board of Governors of the Federal Reserve System.

         SECTION 2.11. Fees. The Borrower agrees to pay to the Bank the Fees as specified herein.

         SECTION 2.12. Computations. Interest and Fees payable by the Borrower hereunder and under the other Loan Documents shall be computed on the basis of a year of 360 days and the actual number of days elapsed (including the first day but excluding the last day) occurring in the period for which payable.

         SECTION 2.13. Adjustment of Commitment. Not more than four (4) times each calendar year, the Borrower shall have the right to reduce the unused portion of the Commitment effective on the third (3rd) Business Day following timely receipt by the Bank of the notice provided in Section 2.09, provided that: (a) the Borrower shall give notice of each such reduction as provided in
Section 2.09; (b) each partial reduction shall be in an aggregate amount at least equal to $1,000,000; and (c) the reduction(s) shall not result in the Commitment being less than $17,500,000 at any time. If the Commitment has been reduced as set forth above so that the Commitment is less than $32,500,000, the Borrower shall have the right to increase the amount of the Commitment, each such increase to be effective on the third (3rd) Business Day following receipt by the Bank of the notice provided in Section 2.09, provided that: (a) there shall not exist an Event of Default or any state of facts which with the lapse of time would lead to an Event of Default; (b) the Borrower shall give notice of each such increase as required by Section 2.09; (c) each partial increase shall be in an aggregate amount at least equal to $1,000,000; (d) the maximum Commitment hereunder shall not exceed $32,500,000 at any time; and (e) the Borrower shall have the right to increase the Commitment not more than four (4) times each calendar year.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


         SECTION 2.14. Payments. All payments of principal, interest, and other amounts to be made by the Borrower under this Agreement and other Loan Documents shall be made to the Bank at the Principal Office (or at such other office as may be designated by the Bank from time to time) in Dollars and in immediately available funds, without setoff, deduction, or counterclaim. Whenever any payment under this Agreement or any other Loan Document shall be stated to be due on a day that is not a Business Day, such payment may be made on the next succeeding Business Day, and such extension of time in such case shall be included in the computation of interest and Fees, as applicable and as the case may be.

         SECTION 2.15. Mandatory Prepayment. If at any time the outstanding principal amount of the Loans and Letters of Credit exceed the Commitment, as the same may be adjusted from time to time pursuant to the terms of this Agreement, the Borrower shall immediately make a prepayment of the Loans in an amount equal to the excess.

                                   ARTICLE III

                             CHANGE IN CIRCUMSTANCES

         SECTION 3.01.     Increased Cost and Reduced Return.

         (a) If, after the date hereof, the adoption of any applicable law, rule, or regulation, or any change in any applicable law, rule, or regulation, or any change in the interpretation or administration thereof by any Governmental Authority charged with the interpretation or administration thereof, or compliance by the Bank with any request or directive (whether or not having the force of law) of any such Governmental Authority:

                        (i) shall subject the Bank to any tax, duty, or other charge with respect to any Eurodollar Loans, the Note, or its obligation to make Eurodollar Loans, or change the basis of taxation of any amounts payable to the Bank under this Agreement or the Note in respect of a Eurodollar Loans (other than taxes imposed on the overall net income of the Bank by the jurisdiction in which the Bank has its Principal Office);

                       (ii) shall impose or modify any reserve, special deposit, or similar requirement (other than the Reserve Requirement utilized in the determination of the Adjusted Eurodollar Rate) or any capital adequacy requirement relating to any extensions of credit or other assets of, or any deposits with or other liabilities or commitments of, the Bank (including the Commitment); or

                      (iii) shall impose on the Bank or on the United States market for certificates of deposit or the London interbank market any other condition

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


         affecting this Agreement or the Note or any of such extensions of credit or liabilities or commitments;

and the result of any of the foregoing is to increase the cost to the Bank of making, Converting into, Continuing, or maintaining any Eurodollar Loans or to reduce any sum received or receivable by the Bank under this Agreement or the Note with respect to any Eurodollar Loans, or would have the effect of reducing the rate of return on the capital of the Bank or any corporation controlling the Bank as a consequence of the Bank's obligations hereunder to a level below that which the Bank or such corporation could have achieved but for such adoption change, request, or directive (taking into consideration its policies with respect to capital adequacy) by an amount deemed by the Bank to be material, then the Borrower shall pay to the Bank on demand such amount or amounts as will compensate the Bank for such increased cost or reduction.

         (b) A certificate of the Bank claiming compensation under this Section and setting forth the additional amount or amounts to be paid to it hereunder shall be conclusive in the absence of clearly demonstrable error. In determining such amount, the Bank may use any reasonable averaging and attribution methods.

         SECTION 3.02. Limitation on Types of Loans. If on or prior to the first day of any Interest Period for any Eurodollar Loan:

                  (a) the Bank determines (which determination shall be conclusive) that by reason of circumstances affecting the relevant market, adequate and reasonable means do not exist for ascertaining the Eurodollar Rate, for such Interest Period; or

                  (b) the Bank determines (which determination shall be conclusive) that the Adjusted Eurodollar Rate will not adequately and fairly reflect the cost to the Bank of funding Eurodollar Loans for such Interest Period;

then the Bank shall give the Borrower prompt notice thereof specifying the relevant Type of Loans and the relevant amounts or periods, and so long as such condition remains in effect, the Bank shall be under no obligation to make additional Loans of such Type, Continue Loans of such Type, or to Convert Loans of any other Type into Loans of such Type and the Borrower shall, on the last day(s) of the then current Interest Period(s) for the outstanding Loans of the affected Type, either prepay such Loans or Convert such Loans into another Type of Loan in accordance with the terms of this Agreement.

         SECTION 3.03. Illegality. Notwithstanding any other provision of this Agreement, in the event that it becomes unlawful for the Bank to make, maintain, or fund Eurodollar Loans hereunder, then the Bank shall promptly notify the Borrower thereof and the Bank's obligation to make or Continue Eurodollar Loans and to Convert other Types of Loans into Eurodollar Loans shall be suspended until such time as the Bank may again make, maintain, and fund Eurodollar Loans and the Borrower

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


shall, on the last day of the Interest Period for each outstanding Eurodollar Loan (or earlier, if required by law), either prepay such Loans or Convert such Loans into Base Rate Loans in accordance with the terms of this Agreement.

         SECTION 3.04. Compensation. Upon the request of the Bank, the Borrower shall pay to the Bank such amount or amounts as shall be sufficient (in the reasonable opinion of the Bank) to compensate it for any loss, cost, or expense incurred by it as a result of:

                  (a) any payment, prepayment or Conversion of a Eurodollar Loan for any reason (including, without limitation, the acceleration of the Loans pursuant to Section 7.02) on a date other than the last day of an Interest Period for such Loan; or

                  (b) any failure by the Borrower for any reason (including, without limitation, the failure of any conditions precedent specified in Article IV to be satisfied) to borrow, Convert, Continue, or prepay a Eurodollar Loan on the date for such borrowing, Conversion, Continuation, or prepayment specified in the relevant notice of borrowing, prepayment, Continuation, or Conversion under this Agreement.

Without limiting the effect of the preceding sentence, such compensation shall include any loss, cost, or expense incurred in obtaining, liquidating, or employing deposits from third parties (including loss of margin).

         SECTION 3.05. Taxes. (a) Any and all payments by the Borrower to or for the account of the Bank hereunder or under any other Loan Document shall be made free and clear of and without deduction for any and all present or future taxes, duties, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of the Bank, taxes imposed on its income, and franchise taxes imposed on it, by the jurisdiction under the laws of which the Bank is organized or any political subdivision thereof (all such non-excluded taxes, duties, levies, imposts, deductions, charges, withholdings, and liabilities being hereinafter referred to as "Taxes"). If the Borrower shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder or under any Loan Document to the Bank,
(i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 3.05) the Bank receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions, (iii) the Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law, and (iv) the Borrower shall furnish to the Bank, at its address referred to in Section 8.06, the original or a certified copy of a receipt evidencing payment thereof.

         (b) In addition, the Borrower agrees to pay any and all present or future stamp or documentary taxes and any other excise or property taxes or charges or

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


similar levies which arise from any payment made hereunder or under any other Loan Document or from the execution or delivery of, or otherwise with respect to, this Agreement or any other Loan Document (hereinafter referred to as "Other Taxes").

         (c) The Borrower agrees to indemnify the Bank for the full amount of Taxes and Other Taxes (including, without limitation, any Taxes or Other Taxes imposed or asserted by any jurisdiction on amounts payable under this Section 3.05) paid by the Bank and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto.


                                   ARTICLE IV

                                   CONDITIONS

         SECTION 4.01. Initial Loan. The obligation of the Bank to make the initial Loan hereunder is subject to the satisfaction of the following conditions:

                  (a) receipt by the Bank of the duly executed Note, complying with the provisions of Section 2.02, and such other Loan Documents as the Bank may reasonably request, including, without limitation, any guaranties requested by the Bank pursuant to the commitment letter dated September 14, 1997;

                  (b) receipt by the Bank of an opinion of counsel for the Loan Parties, substantially in the form of Exhibit B and covering such additional matters as the Bank may reasonably request; and

                  (c) receipt by the Bank of all documents that the Bank may request relating to the existence of the Loan Parties, the authorization for and the validity of the Loan Documents, and any other matters relevant thereto, all in form and substance satisfactory to the Bank.

         SECTION 4.02. Each Loan. The obligation of the Bank to make any Loan (including the initial Loan) is subject to the satisfaction of the following conditions precedent:

                  (a) receipt by the Bank of a notice of borrowing in accordance with Section 2.06;

                  (b) the fact that immediately after the making of such Loan, the aggregate outstanding principal amount of the Loans plus Letters of Credit will not exceed the amount of the Commitment, as the same may have been adjusted pursuant to the terms of this Agreement;

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


                  (c) the fact that, immediately before and after such Loan, no Default (including, without limitation, a Material Adverse Change in the financial condition of the Borrower) shall have occurred and be continuing; and

                  (d) the fact that the representations and warranties of the Borrower contained in this Agreement and the other Loan Documents shall be true and correct on and as of the date of such Loan.

         SECTION 4.03. Issuance of Letters of Credit. The obligation of the Bank to issue each Letter of Credit is subject to the following conditions:

                  (a) receipt by the Bank of a duly executed application for such Letter of Credit on the Bank's standard form as well as those items specified in Section 4.01 above;

                  (b) the fact that after issuing such Letter of Credit, the aggregate outstanding principal amount of the Loans plus the Letters of Credit will not exceed the amount of the Commitment, as the same may be adjusted from time to time pursuant to the terms hereof;

                  (c) the fact that  after  issuing  such  Letter of Credit  the
         outstanding   amounts  of  all   Letters  of  Credit  will  not  exceed
         $5,000,000;

                  (d) the fact that, immediately before and after issuing such Letter of Credit, no Default (including, without limitation, any Material Adverse Change in the financial condition of the Borrower) shall have occurred and be continuing; and

                  (e) the fact that the warranties and representations of the Borrower contained in this Agreement and the other Loan Documents (including the application for such Letter of Credit) shall be true and correct as of the date of the issuance of the Letter of Credit.

Each borrowing, hereunder, whether in the form of a Loan or a Letter of Credit, shall be deemed to be a representation and warranty by the Borrower on the date of such borrowing that the conditions precedent specified in clauses (b), (c), and (d) of Section 4.02 and in clauses (b), (c), (d) and (e) of Section 4.03, as applicable, have been satisfied.

                                    ARTICLE V

                         REPRESENTATIONS AND WARRANTIES

         To induce the Bank to enter into this Agreement, the Borrower, as of the date of this Agreement and as of the date of each Loan made or Letter of Credit issued hereunder, represents and warrants to the Bank that:

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


         SECTION 5.01. Existence. The Borrower and each Subsidiary (a) is duly organized, validly existing, and in good standing under the laws of the jurisdiction of its organization; and (b) has the requisite power and authority and legal right to own its assets and carry on its business as now being or as proposed to be conducted. The Borrower has the power, authority, and legal right to execute, deliver, and perform its obligations under the Loan Documents.

         SECTION 5.02. Financial Statements. The Financial Statements are complete and correct, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, and fairly and accurately present the financial condition of the Borrower and the Subsidiaries as of the respective dates indicated therein and the results of operations for the respective periods indicated therein. Since the effective date of the Financial Statements, no event or condition has occurred that could have a Material Adverse Effect.

         SECTION 5.03. Authorization; No Breach. The execution, delivery, and performance by the Borrower of the Loan Documents to which it is a party and compliance with the terms and provisions thereof have been duly authorized by all requisite action on the part of the Borrower and do not and will not (a) violate or conflict with, or result in a breach of, or require any consent under
(i) the articles of incorporation, bylaws, or other organizational documents of the Borrower or any of the Subsidiaries, (ii) any applicable law, rule, or regulation or any order, writ, injunction, or decree of any Governmental
Authority or arbitrator, or (iii) any agreement or instrument to which the Borrower or any of the Subsidiaries is a party or by which any of them or any of their property is bound or subject, or (b) constitute a default under any such agreement or instrument.

         SECTION 5.04. Litigation. There is no action, suit, investigation, or proceeding before or by any Governmental Authority or arbitrator pending, or to the knowledge of the Borrower, threatened against or affecting the Borrower or any Subsidiary, that could, if adversely determined, have a Material Adverse Effect.

         SECTION 5.05. Enforceability. This Agreement constitutes, and the other Loan Documents when executed and delivered by the Borrower shall constitute, the legal, valid, and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms, except as limited by applicable Debtor Relief Laws and general principles of equity.

         SECTION 5.06. Approvals. No authorization, approval, or consent of, and no filing or registration with, any Governmental Authority or third party is or will be necessary for the execution, delivery, or performance by the Borrower of any of the Loan Documents to which it is a party or for the validity or enforceability thereof.

         SECTION 5.07. Disclosure. No statement, information, report, representation, or warranty made by the Borrower in any Loan Document or furnished to the Bank in connection with any Loan Document contains any untrue statement of a material fact

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


or omits to state any material fact necessary to make the statements herein or therein not misleading.


                                   ARTICLE VI

                                    COVENANTS

         The Borrower agrees that, so long as the Bank has any Commitment hereunder or any amount payable under the Note remains unpaid or any Letter of Credit remains outstanding:

         SECTION 6.01.  Information.  The Borrower shall deliver to the Bank:

                  (a) as soon as available and in any event within 90 days after the end of each fiscal year of the Borrower a consolidated balance sheet of the Borrower and the Subsidiaries as of the end of such fiscal year and the related consolidated statements of income and cash flows for such fiscal year, setting forth in each case in comparative form the figures for the previous fiscal year, all prepared in accordance with generally accepted accounting principles applied on a consistent basis and certified by independent public accountants of nationally recognized standing, such information to be accompanied by a Compliance Certificate of the Borrower's chief financial officer as described below;

                  (b) as soon as available and in any event within 45 days after the end of each of the first three quarters of each fiscal year of the Borrower a consolidated balance sheet of the Borrower and the Subsidiaries as of the end of such quarter and the related consolidated statements of income and cash flows for such quarter and for the portion of the Borrower's fiscal year ended at the end of such quarter, setting forth in each case in comparative form the figures for the corresponding quarter and the corresponding portion of the Borrower's previous fiscal year, all in reasonable detail and duly certified (subject to normal year-end adjustments) by the chief financial officer of the Borrower as having been prepared in accordance with generally accepted accounting principles applied on a consistent basis, such information to be accompanied by a Compliance Certificate of the Borrower's chief financial officer as described below;

                  (c) within three (3) days after any officer of the Borrower obtains knowledge of any Default, a certificate of the chief financial officer of the Borrower setting forth the details thereof and any action that the Borrower is taking or proposes to take with respect thereto; and

                  (d) from time to time any additional information regarding the financial condition or business of the Borrower and the Subsidiaries as the Bank may reasonably request.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)



Each Compliance Certificate described above in this Section shall be in the form of Exhibit C attached hereto, shall contain detailed calculations of the financial measurements referred to in Section 6.03 for the relevant periods, and shall include statements by the signing officer to the effect that, except as explained in reasonable detail in such Compliance Certificate, (i) the attached financial information is complete and correct in all material respects (subject, in the case of financial statements other than annual, to normal year-end audit adjustments) and have been prepared in accordance with generally accepted accounting principles applied consistently throughout the periods covered thereby and with prior periods (except as disclosed therein), (ii) all representations and warranties contained in this Agreement are true and correct as of the date such certification is made, and (iii) there is no existing Event of Default. If any Compliance Certificate discloses that a representation or warranty is not true and correct, or that there is an existing Event of Default, such Compliance Certificate shall state the action the Borrower has taken or proposes to take with respect thereto.

         SECTION 6.02. Obligations. The Borrower shall, and shall cause each of the Subsidiaries to:

                  (a) preserve and maintain all of its rights, privileges, and franchises necessary or desirable in the normal conduct of its business;

                  (b) comply with the requirements of all applicable laws, rules, regulations, and orders of Governmental Authorities;

                  (c) pay and discharge when due all taxes, assessments, and governmental charges or levies imposed on it or on its income or profits or any of its property, except for any such tax, assessment, charge, or levy the payment of which is being contested in good faith and by proper proceedings and against which adequate reserves are being maintained;

                  (d) maintain all of its properties owned or used in its business in good working order and condition ordinary wear and tear excepted;

                  (e) permit representatives of the Bank, during normal business hours, to examine, copy, and make extracts from its books and records, to inspect its properties, and to discuss its business and affairs with its officers, directors, and accountants; and

                  (f) maintain insurance in such amounts, with such deductibles,
         and  against  such  risks  as  is  customary  for  similarly   situated
         businesses.

         SECTION 6.03.  Financial Covenants.  The Borrower shall:

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)

                  (a) maintain a ratio of (i) Total Funded Debt as of the end of each fiscal quarter of Borrower to (ii) Borrower's EBITDA, for the four consecutive fiscal quarters then-ended, of less than 2.5 to 1.0. "Total Funded Debt" means, at any time, the sum of (i) the principal amount of all indebtedness for borrowed-money of the Borrower and its
         Subsidiaries  on  a  consolidated   basis,  and  (ii)  the  unamortized
         capitalized   amount  of  all  capital   leases  of  Borrower  and  its
         Subsidiaries on a consolidated basis, all as of such date. "EBITDA" means, for any period for which it is determined, an amount equal to the sum of (i) the net income of the Borrower for such period, (ii) interest expense of the Borrower for such period (including the interest component of payments on capital leases), (iii) the aggregate amount of depreciation and amortization expenses and other non-cash charges that reduced net income for such period deducted by the Borrower for such period, (iv) federal, state, and local income tax expense, (v) losses on the sale or other disposition of assets other than in the ordinary course of business if included in the calculation of net income, and (vi) extraordinary losses if included in the calculation of net income, minus (a) gains on the sale or other disposition of assets other than in the ordinary course of business if included in net income, and (b) extraordinary gains if included in net income, all as accrued in such period, and as such foregoing calculation for each such period is adjusted by subtracting therefrom capital expenditures as accrued in such period;

                  (b)  maintain a ratio of EBITDA  (as  defined  above)  plus an amount equal to the product of rent expense times eight to Fixed Charges (as hereinafter defined), calculated at the end of each fiscal quarter of Borrower for the four consecutive fiscal quarters then-ended, of at least 1.5 to 1.0. "Fixed Charges" means, for any period for which it is determined, the sum of (i) interest expenses accrued in such period, (ii) rent expenses, (iii) dividends paid in such period, (iv) federal, state, and local income tax expenses, and
         (v) current maturities of long-term debt; and

                  (c) from June 30, 1997, maintain at all times a minimum tangible net worth (defined as net worth of Borrower, determined according to generally accepted accounting principles, less any intangible assets) of $160,000,000 plus 50% of cumulative quarterly net income of the Borrower (with no deductions for losses).



                  SECTION 6.04.  Additional Covenants.  The Borrower shall not:

                  (a) create, incur, assume, or allow to exist any secured indebtedness (of any type or kind including the guaranty of any obligation) in excess of $15,000,000 in the aggregate; nor

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


                  (b) permit the Subsidiaries, or any of them, to create, incur, assume, or allow to exist any indebtedness of any type or kind including the guaranty of any obligation, whether secured or unsecured.

                                   ARTICLE VII

                                     DEFAULT

         SECTION  7.01.   Events   of  Default.  Each  of  the  following  shall
constitute an "Event of Default":

                  (a) the Borrower shall fail to pay within three days of its due date any principal of or interest on any Loan, or any Loan Party shall fail to pay within three days of its due date any other amount payable under any Loan Document;

                  (b) any representation, warranty, certification, or statement made or deemed made by any Loan Party (or any of its officers) in any Loan Document or in any certificate, financial statement, or other document delivered pursuant thereto shall be false, misleading, or incorrect in any material respect when made or deemed made.

                  (c) the Borrower shall fail to perform, observe, or comply with any covenant, agreement, or term contained in Section 6.01 of this Agreement.

                  (d) any Loan Party shall fail to perform, observe, or comply with any other covenant, agreement, or term contained in any Loan Document (other than a failure covered elsewhere in this Section 7.01) and such failure shall continue for a period of thirty (30) days after notice thereof to such Loan Party by the Bank.

                  (e) any Loan Party or any Subsidiary shall admit in writing its inability to, or be generally unable to, pay its debts as such debts become due.

                  (f) any voluntary or involuntary proceeding under any Debtor Relief Law shall be commenced by or against any Loan Party or any Subsidiary or any of their respective assets, and if an involuntary proceeding is commenced, such proceeding shall not be dismissed within thirty (30) days after the commencement thereof.

                  (g) any Loan Party or any Subsidiary shall fail to pay when due any principal of or interest on any indebtedness for borrowed money (other than the Note) having an outstanding principal amount greater than $500,000, whether as principal obligations, guarantor, or otherwise, or the maturity of any such indebtedness shall have been accelerated, or any event shall have occurred that permits (or, with the giving of notice or lapse of time or both, would permit) any

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


         holder or holders of such indebtedness or any Person acting on behalf of such holder or holders to accelerate the maturity thereof.

                  (h) any judgment or order for the payment of money in excess of $500,000 shall be rendered against any Loan Party or any Subsidiary and either (i) enforcement proceedings shall have been commenced by any creditor upon such judgment or order or (ii) there shall be any period of 10 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect.

                  (i) any Loan Party shall dissolve, liquidate, or terminate its legal existence or shall convey, transfer, lease, or dispose of (whether in one transaction or a series of transactions) all or substantially all of its assets to any Person.

                  (j) any person or group of persons (within the meaning of Section 13 or 14 of the Securities Exchange Act of 1934, as amended) shall have acquired beneficial ownership (within the meaning of Rule 13d-3 promulgated by the Securities and Exchange Commission under said
         Act) of 20% or more of the outstanding shares of common stock of the Borrower; or during any period of 12 consecutive calendar months, individuals who were directors of the Borrower on the first day of such period shall cease to constitute a majority of the board of directors of the Borrower.

                  (k) any event or condition shall occur that could reasonably be expected to have a Material Adverse Effect.

         SECTION 7.02. Remedies. If any Event of Default shall occur and be continuing, the Bank may do any one or more of the following:

                  (a) Acceleration. Declare all outstanding principal of and accrued and unpaid interest on the Note and all other amounts payable by the Borrower under the Loan Documents immediately due and payable, and the same shall thereupon become immediately due and payable, without presentment, demand, protest, notice of acceleration, notice of intent to accelerate, or other notices or formalities of any kind, all of which are hereby expressly waived by the Borrower.

                  (b)  Termination  of  Commitment.   Terminate  the  Commitment
without notice to the Borrower.

                  (c) Rights. Exercise any and all rights and remedies afforded by applicable law or otherwise.

Notwithstanding the foregoing,  upon the occurrence of an Event of Default under
Section  7.01(f),  the  Commitment  shall  automatically   terminate,   and  the
outstanding

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


principal of and accrued and unpaid interest on the Note and all other amounts payable by the Borrower under the Loan Documents shall thereupon become immediately due and payable without presentment, demand, protest, notice of acceleration, notice of intent to accelerate, or other notices or formalities of any kind, all of which are hereby expressly waived by the Borrower.


                                  ARTICLE VIII

                                  MISCELLANEOUS

         SECTION 8.01. Expenses. The Borrower shall on demand pay or reimburse the Bank for paying (a) all reasonable costs and expenses of the Bank, including the fees and disbursements of counsel for the Bank (including the allocated cost of internal counsel), in connection with the preparation and administration of the Loan Documents, the preparation of any waiver or consent thereunder or any amendment thereof or any Default or alleged Default and (b) if an Event of Default occurs, all costs and expenses incurred by the Bank, including the fees and disbursements of counsel (including the allocated cost of internal counsel), in connection with such Event of Default and any collection, bankruptcy, insolvency, and other enforcement proceedings resulting therefrom.

         SECTION 8.02. Indemnification. The Borrower shall indemnify the Bank from and against any and all liabilities, obligations, claims, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements whatsoever which may be imposed on, incurred by or asserted against the Bank relating to or resulting from this Agreement or the Loan Documents and all transactions and events at any time associated therewith (including the enforcement of any right of the Bank or the defense of any action or inaction by the Bank in connection therewith), except to the limited extent such liabilities, obligations, claims, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements are proximately caused by the Bank's gross negligence or willful misconduct. If any person (including, without limitation, the Borrower or any of its Subsidiaries) ever alleges such gross negligence of willful misconduct, the indemnification provided for in this
Section 8.02 shall nonetheless be paid upon demand, subject to later adjustment or reimbursement, until such time as a court of competent jurisdiction enters a final judgment as to the extent and effect of the alleged gross negligence or willful misconduct.

         SECTION 8.03. Right of Set-off. Upon the occurrence and during the continuance of any Event of Default, the Bank is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Bank (or any of its affiliates) to or for the credit or the account of the Borrower against any and all of the obligations of the

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


Borrower now or hereafter existing under the Loan Documents, irrespective of whether the Bank shall have made any demand under the Loan Documents and although such obligations may be unmatured. The Bank agrees promptly to notify the Borrower after any such set-off and application made by the Bank; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application. The rights of the Bank under this Section are in addition to other rights and remedies (including, without limitation, other rights of set-off) that the Bank may have.

         SECTION 8.04. No Waiver; Cumulative Remedies. No failure on the part of the Bank to exercise and no delay in exercising, and no course of dealing with respect to, any right, power, or privilege under any Loan Document shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power, or privilege under any Loan Document preclude any other or further exercise thereof or the exercise of any other right, power, or privilege. The rights and remedies provided for in the Loan Documents are cumulative and not exclusive of any rights and remedies provided by law.

         SECTION 8.05. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrower may not assign or transfer any of its rights or obligations hereunder without the prior written consent of the Bank. The Bank may at any time and from time to time (a) grant participating interests in the Commitment and the Loans to any Person(s), and (b) assign all or any portion of its rights and/or obligations under the Loan Documents to any Person(s); provided, that the Bank may not assign its Commitment to any Person (other than an affiliate of the Bank) without the prior written consent of the Borrower. All information provided by the Borrower to the Bank may be furnished by the Bank to its affiliates and to any actual or proposed assignee or participant.

         SECTION 8.06. Amendments. No amendment or waiver of any provision of any Loan Document to which the Borrower is a party, nor any consent to any departure by the Borrower therefrom, shall be effective unless the same shall be agreed or consented to in writing by the Bank and the Borrower, and each such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

         SECTION 8.07. Notices. All notices, requests, and other communications to either party hereunder shall be in writing (including facsimile transmission) and shall be given to such party at its address or facsimile number set forth on the signature pages hereof. Each such notice, request, or other communication shall be effective (i) if given by facsimile transmission, when transmitted to the facsimile number referred to in this Section and confirmation of receipt is received, (ii) if given by mail, three (3) Business Days after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid, or (iii) if given by any other means, when delivered at the address referred to in this Section; provided that notices to the Bank shall not be effective until received.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)



         SECTION 8.08. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         SECTION 8.09. Severability. Any provision of this Agreement held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Agreement and the effect thereof shall be confined to the provision held to be invalid or illegal.

         SECTION 8.10. Controlling Agreement. Notwithstanding anything to the contrary contained in any Loan Document, the interest paid or agreed to be paid under the Loan Documents shall not exceed the maximum rate of non-usurious interest permitted by applicable law (the "Maximum Rate"). If the Bank shall receive interest in an amount that exceeds the Maximum Rate, the excessive interest shall be applied to the principal of the Loans or, if it exceeds the unpaid principal, refunded to the Borrower. In determining whether the interest contracted for, charged, or received by the Bank exceeds the Maximum Rate, the Bank may, to the extent permitted by applicable law, (a) characterize any payment that is not principal as an expense, fee, or premium rather than interest, (b) exclude voluntary prepayments and the effects thereof, and (c) amortize, prorate, allocate, and spread in equal or unequal parts the total amount of interest throughout the contemplated term of the Loans.

         SECTION 8.11. Survival. All representations and warranties made or deemed made by the Borrower in the Loan Documents shall survive the execution and delivery thereof and the making of the Loans, and no investigation by the Bank or any closing shall affect the representations and warranties by the Borrower or the right of the Bank to rely upon them. Without prejudice to the survival of any other obligation of the Borrower hereunder, the obligations of the Borrower under Article III and Sections 8.01 and 8.02 shall survive repayment of the Note and termination of the Commitment.

         SECTION 8.12. Governing Law. This Agreement and the Note shall be governed by and construed in accordance with, the law of the State where the Principal Office is located and the applicable laws of the United States of America. The Borrower hereby submits to the nonexclusive jurisdiction of the United States District Court and each state court in the city where the Principal Office is located for the purposes of all legal proceedings arising out of or relating to any of the Loan Documents or the transactions contemplated thereby. The Borrower irrevocably consents to the service of any and all process in any such action or proceeding by the mailing of copies of such process to the Borrower at its address set forth underneath its signature hereto. The Borrower irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to the laying of the venue of any such proceeding brought in such a court and any claim that any such proceeding brought in such a court has been brought in an inconvenient forum.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


         SECTION 8.13. Accounting Terminology. Unless otherwise specifically defined or addressed in this Agreement, accounting terms used herein shall have the meanings and determinations given them according to generally accepted accounting principles set forth in the Financial Accounting Standards Board and in Opinions of the Accounting Principles Board of the American Institute of Certified Public Accounts or which have other substantial authoritative support in the United States and are applicable in the circumstances, as applied on a consistent basis.

         SECTION 8.14. WAIVER OF JURY TRIAL. TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, EACH OF THE PARTIES HERETO HEREBY IRREVOCABLY AND EXPRESSLY WAIVES ALL RIGHT TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING, OR COUNTERCLAIM (WHETHER BASED UPON CONTRACT, TORT, OR OTHERWISE) ARISING OUT OF OR RELATING TO ANY LOAN DOCUMENT OR ANY OF THE TRANSACTIONS CONTEMPLATED THEREBY OR THE ACTIONS OF THE BANK IN THE NEGOTIATION, ADMINISTRATION, OR ENFORCEMENT THEREOF.

         SECTION 8.15. ENTIRE AGREEMENT. ORAL AGREEMENTS OF COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FOREBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT ARE NOT ENFORCEABLE. TO PROTECT YOU (BORROWER) AND US (BANK OR CREDITOR) FROM MISUNDERSTANDINGS OR DISAPPOINTMENT, ANY AGREEMENTS WE REACH COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING, WHICH IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN US, EXCEPT AS WE MAY LATER AGREE IN WRITING TO MODIFY IT.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.17 - Credit Agreement (continued)


         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.

                                     BORROWER:

                                     O'REILLY AUTOMOTIVE, INC.

                                     By: /s/ James R. Batten
                                         ----------------------------------
                                     Title: VP Finance/CFO
                                            -------------------------------

                              Address for Notices:

                                     233 S. Patterson
                                     Springfield, MO  65802


                                     Facsimile No.:  (417) 863-2242

                                     Attention:  James R. Batten


                                     BANK:

                                     NATIONSBANK, N.A.

                                     By:  /s/ Juan A. Cazorla
                                          ---------------------------------
                                     Title: Vice-President
                                            -------------------------------

                              Address for Notices:

                                     NationsBank
                                     901 Main Street, 14th Floor
                                     Dallas, TX  75020-3714


                                     Facsimile No.:  (214) 508-0944

                                     Attention:  Stacey Smith

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                         Exhibit 10.19 - Loan Agreement


                               LOAN AGREEMENT


         THIS LOAN AGREEMENT ("Agreement") is entered into on October 1, 1997 by and between COMMERCE BANK, N.A., a national banking association ("Commerce") and O'REILLY AUTOMOTIVE, INC. ("Company"), a Missouri corporation.

         WHEREAS, under the terms and conditions of this Agreement, Commerce has approved a $32,500,000 revolving credit facility (the "Revolving Credit Facility"), with term loan conversion options, to Company. The Revolving Credit Facility and any term loans shall be hereinafter referred to collectively as the "Loans".

         NOW, THEREFORE, in consideration of the mutual covenants and agreements contained in this Agreement, the parties agree as follows:

                            ARTICLE I -- DEFINITIONS

         1.1 Defined Terms. As used in this Agreement, the following terms have the following meanings:

         "Business Day" means any day other than a Saturday, Sunday or other day on which banking institutions in Springfield, Missouri are authorized or required by law to close.

         "Closing Date" shall mean October 1, 1997 at Commerce's main offices at 233 South Patterson, Springfield, Missouri.

         "Code" means the Internal Revenue Code of 1986, as amended from time to time.

         "Commerce" means Commerce Bank, N.A. and its successors and assigns.

         "Company" means O'Reilly Automotive, Inc. and its successors and assigns.

         "Contractual Obligation" means as to any Person, any provision of any security issued by such Person or of any agreement, instrument or undertaking to which such Person is a party or by which it or any of its property is bound.

         "EBITDA"  means  the  adjusted   earnings,   before  interest,   taxes,
depreciation and amortization, of Company and its Subsidiaries, and as defined and determined in accordance with GAAP.

         "EBITDAR"  means  the  adjusted  earnings,   before  interest,   taxes,
depreciation, amortization and lease expense, of Company and its Subsidiaries, and as defined and determined in accordance with GAAP.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   Exhibit 10.19 - Loan Agreement (continued)

         "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.

         "ERISA Affiliate" means each trade or business (whether or not incorporated) which together with Company or a Subsidiary would be deemed to be a "single employer" within the meaning of Section 4001 of ERISA.

         "Event of Default" means any of the events specified in Article VII, provided that any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

         "Fixed Charge Coverage Ratio" shall mean the quotient, the numerator of which is the total of EBITDAR (for the twelve [12] month period most recently ending prior to the date of calculation), and the denominator of which is the total of interest expense (for the twelve [12] month period most recently ending prior to the date of calculation), plus lease expense (for the twelve [12] month period most recently ending prior to the date of calculation), plus Preceding Fiscal-Year-End Current Maturities of Long Term Debt.

         "Funded Debt" means long term debt determined in accordance with GAAP.

         "GAAP" means the generally accepted accounting principles in the United States of America in effect from time to time.

         "Governmental Authority" means any nation or government, any state or other political subdivision thereof, and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled (through stock or capital ownership or otherwise) by any of the foregoing.

         "Indebtedness" means (i) all indebtedness for borrowed money (including, without limitation, Company's revolving credit facility with NationsBank, N.A. in the maximum principal amount of $32,500,000) or for the deferred purchase price of property or services; (ii) all obligations evidenced by bonds, debentures, notes or other similar instruments; (iii) all direct or indirect guaranties in respect of, and all obligations or undertakings otherwise to assure a creditor against loss in respect of, indebtedness of another for borrowed money or for the deferred purchase price of property or services; (iv) any obligation for borrowed money which is non-recourse but which is secured by assets; (v) all obligations under capital leases, secured or unsecured; and (vi) all liabilities in respect of unfunded vested benefits under plans covered by Title IV of ERISA; provided, however, that "Indebtedness" shall not include the indebtedness or guaranties on customary trade terms owing to trade creditors in the ordinary course of business, and no amount shall be included more than once in the aggregate of the above described amounts.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   Exhibit 10.19 - Loan Agreement (continued)

         "Interest Period" means the period applicable to each LIBOR Rate Loan, which shall be thirty, sixty or ninety days, as selected by Company in accordance with Subsection 2.9.

         "LIBOR Rate" shall mean the London Interbank Offered Rate as determined by Commerce from the Money Rates section of The Wall Street Journal, the Knight-Ridder News Service or such other service used by Commerce Bank from time to time, or as determined by Commerce (via transmission by computer network by Knight-Ridder, Inc. or Telerate, Inc. [or such other service as Commerce shall determine to be appropriate]) on the date two (2) Business Days prior to the first day of such Interest Period.

         "Lien" means any mortgage, deed of trust, pledge, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of any financing statement under the Uniform Commercial Code or comparable law of any jurisdiction).

         "Loan Documents" shall mean collectively this Agreement, the Notes and any other documents, instruments or agreements executed in connection with the Loans.

         "Net Income" means for a Person, for a particular period, the net income (deficit), if any, of such Person for such period as determined in accordance with GAAP.

         "Notes" means the collective reference to the Revolving Credit Note and the Term Notes; one of the Notes, a "Note".

         "PBGC" means the Pension Benefit Guaranty Corporation established pursuant to Subtitle A of Title IV of ERISA, or any successor thereto.

         "Person" means an individual, partnership, corporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture, Governmental Authority or other entity of whatever nature.

         "Plan" means any pension plan which is covered by Title IV of ERISA and in respect of which Company or any of its Subsidiaries is an "employer" as defined in Section 3(5) of ERISA.

         "Preceding Fiscal-Year-End Current Maturities of Long Term Debt" means the current maturities of long term debt of the Company and its Subsidiaries for the fiscal year ending immediately preceding the period for which the Fixed Charge Coverage Ratio is being calculated, determined in accordance with GAAP.

         "Prime Rate" means the per annum rate of interest established from time to time by Commerce for its own internal convenience as its prime rate, which when used to compute the rate of interest

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   Exhibit 10.19 - Loan Agreement (continued)

hereunder shall change as of the date of any change in said Prime Rate, and no representation is made that the Prime Rate is the best, lowest or a favored rate of interest.

         "Reportable Event" means any of the events set forth in Section 4043(b) of ERISA or the regulations thereunder.

         "Requirement of Law" means as to any Person, the certificate of incorporation and by-laws or other organizational or governing documents of such Person, and any law, treaty, rule or regulation, or any interpretation thereof, or any determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its properties or to which such Person or any of its properties is subject.

         "Revolving Credit Note" means the Revolving Credit Note, substantially in the form of Exhibit A, to be executed and delivered by Company to Commerce.

         "Subsidiary" means (i) any corporation more than 50% of whose stock of any class or classes having by the terms thereof ordinary voting power to elect a majority of the directors of such corporation (irrespective of whether or not at the time stock of any class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) is at the time owned by Company and/or one or more Subsidiaries of Company, (ii) any partnership, association, joint venture, trust or other entity in which Company has more than a 50% equity or beneficial interest at the time, or (iii) any entity whose net earnings or portions thereof would properly be included and consolidated with the net earnings of Company and are recorded on the books of Company for financial reporting purposes; provided, however, that the term "Subsidiary" shall not include any entity that is not reflected on the balance sheet of Company due to inactivity and lack of material assets and liabilities.

         "Tangible Net Worth" means at any time, the excess of total assets after all appropriate deductions (including, without limitation, reserves for doubtful receivables, obsolescence, depreciation and amortization) over total liabilities (including tax and other proper accruals), total assets and total liabilities each to be determined in accordance with GAAP consistent with those applied in the preparation of the financial statements referred to in Subsection
3.7 below, excluding from the determination of total assets all assets which would be classified as intangible assets under GAAP, including, without limitation, goodwill, licenses, patents, trademarks, trade names, copyrights and franchises, and specifically excluding from the determination of total assets any loans to a parent, affiliate or Subsidiary of Company or any shareholder or officer of Company or any Subsidiary.

         "Term Note" means any Term Note, substantially in the form of Exhibit B, to be executed and delivered by Company to Commerce.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   Exhibit 10.19 - Loan Agreement (continued)



         1.2  Other Definitional Provisions.

                           (a) Unless otherwise defined therein, all terms defined in this Agreement shall have the defined meanings when used in the Notes or any certificate or other document made or delivered pursuant hereto or thereto.

                           (b) As used herein and in the Notes, and any certificate or other document made or delivered pursuant hereto, accounting terms relating to Company and its Subsidiaries not defined in Subsection 1.1, and accounting terms partly defined in Subsection
         1.1 to the extent not defined, shall have the respective meanings given to them under GAAP.

                           (c) The words "hereof", "herein" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and Article, subsection and exhibit references are to this Agreement unless otherwise specified.

                           (d) The titles and headings of the Subsections and paragraphs of this Agreement have been inserted for convenience of reference only and are not intended to summarize or otherwise describe the subject matter of such Subsections and paragraphs and shall not be given any consideration in the construction of this Agreement.

                       ARTICLE II -- LENDING ARRANGEMENT

         2.1 Revolving Credit Advances. Commerce agrees, on the terms and subject to the conditions hereinafter set forth, to make revolving credit loans (each, an "Advance") to Company, from time to time during the period commencing on the date hereof to but not including October 1, 2000 (the "Termination Date"; such period, the "Commitment Period"), at such times and in such amounts, up to $32,500,000 at any time outstanding (the "Commitment"), as Company shall request. The Advances shall not exceed, in aggregate principal amount at any one time outstanding, the Commitment, less any amounts advanced as a Term Loan as hereinafter provided. During the Commitment Period Company may borrow, repay and re-borrow hereunder. Each Advance to Company shall be in the amount of not less than $500,000. Advances made by Commerce shall be evidenced by the Revolving Credit Note. The Advances shall be payable as to principal on the Termination Date. In addition to the foregoing, the Revolving Credit Facility shall be deemed to automatically terminate if the occurrence of an Event of Default (as defined under Article VII hereof) causes the Notes to become immediately due and payable.

         2.2 Revolving Credit Note. On the Closing Date Company shall execute and deliver to Commerce the Revolving Credit Note in form and substance acceptable to Commerce. Commerce is authorized to endorse on a schedule annexed to the Revolving Credit Note and made a part thereof, or on a continuation thereof, or to otherwise record in a manner satisfactory to Commerce, appropriate notations evidencing the date and amount of each Advance, the

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   Exhibit 10.19 - Loan Agreement (continued)

interest rate and Interest Period applicable to such Advance and the date and amount of each payment, which endorsement or recording shall constitute prime facie evidence of the accuracy of the information endorsed or recorded; provided, however, that the failure to make such notations or recordings shall not affect the obligations of Company under the Revolving Credit Note or this Agreement or affect the validity of any Advance.

         2.3 Termination or Reduction of Commitment. Unless sooner terminated under Article VII or this Subsection 2.3, the Revolving Credit Facility shall terminate and the principal balance outstanding and accrued interest under the Revolving Credit Note and all other fees and sums owing thereunder shall be due and payable in full on the Termination Date. Company shall have the right at any time and from time to time to terminate the unused Commitment or reduce the Commitment in the minimum amount of $500,000 upon three (3) Business Days notice to Commerce. Additionally, Company may declare as unavailable for any upcoming quarter all or any portion of the amount then available for borrowing on the Revolving Credit Facility, which amount may not be borrowed during such quarter. Any amount so declared by Company unavailable for borrowing shall not be used in calculating the fee on the unused portion of the Revolving Credit Facility set forth in Subsection 2.6 below.

         2.4 Term Loans. Commerce agrees, on the terms and subject to the conditions hereinafter set forth, from time to time during the second (2nd) and third (3rd) years of the Commitment Period and/or on the Termination Date, to make not more than ten (10) term loans (each, a "Term Loan" and collectively, "Term Loans") to Company, each in an amount requested by Company, but not to be less than $1,500,000. If any Term Loan is made during the Commitment Period, the principal amount thereof shall not exceed Commerce's Commitment, as then in effect, less the principal balance of all Loans to remain outstanding immediately following the making of such Term Loan. If any Term Loan is made on the Termination Date, then, concurrently with and as a condition to making such Term Loan, Company shall pay all outstanding Advances in full, including accrued interest, and the principal amount of such Term Loan shall not exceed Commerce's Commitment as in effect on the last day of the Commitment Period, less the principal balance of all Term Loans to remain outstanding immediately following the making of such Term Loan. Each Term Loan shall be evidenced by a respective Term Note. Each Term Note shall be payable as to principal in thirty-five (35) equal consecutive monthly principal installments (such installments to be calculated based upon a seven [7] year amortization schedule) commencing one month following the date of issuance, with the outstanding principal balance, together with accrued interest, due and payable on the thirty-sixth (36th) month following the date of issuance.

         2.5 Payments. Except as otherwise specifically provided herein, all payments due under this Agreement or under the Notes shall be made to Commerce not later than 12:00 noon (Springfield, Missouri time) on the date when due and shall be made in lawful money of the United States of America in immediately available funds at Commerce's principal office. Whenever any payment to be made hereunder or under any Note shall be stated to be due on a day which is not a Business Day, the due date thereof shall be extended to the next succeeding

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   Exhibit 10.19 - Loan Agreement (continued)

Business Day (except as provided in Subsection 2.9) and, with respect to payments of principal, interest shall be payable at the applicable rate during such extension.

         2.6 Interest/Fees. The Revolving Credit Facility and any Term Loan shall accrue interest at a per annum rate based upon Company's ratio of funded debt to EBITDA as set forth in the table below, and a fee based on the unused portion of the Revolving Credit Facility shall also be based on Company's ratio of funded debt to EBITDA as set forth below:

                                                           Fee on Unused Portion
   Funded Debt/                        Applicable LIBOR      of Revolving Credit
   EBITDA Ratio                              Rate                 Facility
   -----------------------------------------------------------------------------

    X less than 1.0                       LIBOR + .5%              .1250%

    X greater than or equal to 1.0
     and less than or equal to 2.0        LIBOR + .75%             .1250%

    X is greater than 2.0                 LIBOR +  1%              .1875%

Company shall elect an Interest Period of 30, 60 or 90 days at the time of any Advance under the Revolving Credit Facility or the closing of any Term Loan (as applicable), and interest shall be payable at the expiration of the Interest Period chosen. With respect to Advances or Term Loans outstanding accruing interest at a LIBOR Rate, Company shall select the Interest Period to apply at the expiration of the then current interest period not less than one (1) Business Day prior to the expiration of the then current Interest Period for such Advance or Term Loan. If Company fails to make an Interest Period selection as herein provided, then the applicable Advance or Term Loan shall thereafter accrue interest at a variable per annum rate equal to the Prime Rate, and interest shall be payable monthly, in arrears.

         Overdue principal, fees and, to the extent permitted by law, overdue interest in respect of each Loan shall bear interest at a rate per annum equal to 3.0% above the Prime Rate in effect from time to time; provided, however, that no Loan shall bear interest after maturity at a rate per annum less than the rate of interest applicable thereto at maturity.

         Interest shall accrue from and including the date of any borrowing to but excluding the date of any repayment thereof (provided repayment is made before 12:00 noon, Springfield, Missouri time), and shall be payable (i) in respect of each Loan accruing interest at a LIBOR Rate, on the last day of each Interest Period applicable to such Loan, (iii) in the case of each Loan accruing interest at the Prime Rate, monthly, in arrears and (iii) in the case of all Loans, on the date of any prepayment or conversion of an outstanding Advance to a Term Loan (on the amount prepaid or converted) and at maturity (whether by acceleration or otherwise).

         All calculations of interest shall be on the basis of the actual number of days elapsed divided by 360.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   Exhibit 10.19 - Loan Agreement (continued)



         2.8  Requests for Advances and Conversions.

                           (a) Whenever Company desires to obtain a LIBOR Rate Loan hereunder, Company shall give Commerce at least one (1) Business Day notice. Such notice shall specify the aggregate principal amount of the Loan to be made pursuant to such borrowing, the date of borrowing (which shall be a Business Day) and the initial Interest Period to be applicable thereto.

                           (b) Whenever Company desires to obtain any Term Loan hereunder, Company shall give Commerce at least five (5) Business Days' notice. Such notice shall specify the aggregate amount of such Term Loan to be made (which shall not exceed the applicable amount determined in accordance with Subsection 2.4), the date of the Term Loan (which shall be a Business Day) and the initial Interest Period to be applicable thereto.

         2.9 Interest Periods. At the time Company requests an Advance under the Revolving Credit Facility or notifies Commerce of a conversion of an outstanding Advance to a Term Loan or two (2) Business Days prior to the expiration of an Interest Period applicable to an outstanding Advance or Term Loan, Company shall have the right to elect the Interest Period applicable to such Advance or Term Loan; provided, however, that no Interest Period shall extend beyond the Termination Date. If any Interest Period would otherwise expire on a day which is not a Business Day, such Interest Period shall expire on the next preceding Business Day. If upon the expiration of any Interest Period for any LIBOR Rate Loan, Company has failed to elect a new Interest Period to be applicable to such LIBOR Rate Loan as provided above, Company shall be deemed to have elected to convert such Advance or Term Loan into a Prime Rate Loan effective as of the expiration date of such Interest Period.

         2.10  Prepayments.

                           (a) Company shall have the right at any time and from time to time to prepay without premium any Advance in full or in part in the minimum amount of $500,000 or multiples thereof.

                           (b) Company shall have the right, at any time and without penalty, to make prepayments on any Term Loan, provided that such prepayment is not made with funds borrowed from another lender or financial services company; if such prepayment is made with funds borrowed from another lender or financial services company, Company shall pay a prepayment fee equal to (i) three percent (3%) of the prepayment amount, if prepayment is made during the first year of the applicable Term Loan, and (ii) two percent (2%) of the prepayment amount, if prepayment is made during the second year of the applicable Term Loan. Any prepayments under a Term Loan shall be applied to the monthly payments in the inverse order of their maturities.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   Exhibit 10.19 - Loan Agreement (continued)

         2.11  Illegality; Indemnity; Additional Costs.

                           (a) If at any time due to any new Requirement of Law, or for any other reason arising subsequent to the date hereof, it shall become unlawful for Commerce to fund any LIBOR Rate Loan which it is committed to make hereunder, the obligation of Commerce to provide LIBOR Rate Loans shall, upon the happening of such event, forthwith be suspended for the duration of such illegality. If any such Requirement of Law or other reason shall make it unlawful for Commerce to continue any LIBOR Rate Loan previously made by Commerce hereunder, Commerce shall give Company notice thereof, stating the reasons therefor, and Company shall, on the earlier of (i) the last day of the then current Interest Period, if applicable, or (ii) if required by such Requirement of Law or other reason on such date as shall be specified in such notice, either convert each such unlawful LIBOR Rate Loan to Prime Rate Loans or prepay all such unlawful Loans, without penalty, except as provided in paragraph (b) of this Subsection 2.11, to Commerce in full.

                           (b) Company will indemnify Commerce against any loss or expense which Commerce may sustain (i) in employing deposits to effect, fund or maintain a LIBOR Rate Loan, as a consequence of any failure by Company to make any payment when due of any amount due hereunder in connection with such LIBOR Rate Loan, (ii) due to any failure of Company to borrow, continue or convert a LIBOR Rate Loan on a date specified therefor in a notice thereof, or (iii) due to any payment, prepayment or conversion of any LIBOR Rate Loan on a date other than the last day of the Interest Period for such LIBOR Rate Loan.

                           (c) If due to either  (i) any  Requirement  of Law or
         (ii) compliance by Commerce with any request from any Governmental Authority, there shall be any increase in the cost to Commerce of agreeing to make or making, funding or maintaining any Loan, Company shall from time to time, upon demand by Commerce, pay to Commerce additional amounts sufficient to indemnify Commerce against such increased costs. The determination of such increased costs by Commerce shall be conclusive if made reasonably and in good faith.

         2.12 Purpose. Company shall use the Revolving Credit Facility to finance the expansion of its retail stores and for general working capital purposes.

         2.13 Affirmation. Each request for an Advance under the Revolving Credit Note shall be deemed to constitute a representation by Company at the time of the request that no Event of Default (as defined in Article VII hereof) exists or is imminent and that the representations and warranties of Company contained in this Agreement and the other Loan Documents are true in all material respects on or as of the date of such request for an Advance.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   Exhibit 10.19 - Loan Agreement (continued)


                 ARTICLE III -- REPRESENTATIONS AND WARRANTIES

         To induce Commerce to make the Loans, Company hereby represents and warrants to Commerce (which representations and warranties will survive the execution and delivery of the Notes and shall continue so long as any sums remain outstanding under the Loans, this Agreement or any Loan Documents) as follows:

         3.1 Standing. Company is a corporation duly organized, validly existing and in good standing under the laws of the state of Missouri. Company is duly qualified as a foreign corporation and is in good standing in every other jurisdiction where such qualification and good standing is required in order to conduct business in such jurisdiction. Company has the power and authority to own its property and to carry on its business.

         3.2 Authority. Company has the full power and authority to execute and deliver this Agreement, the Notes and the other Loan Documents, and the same constitute the binding and enforceable obligations of Company in accordance with their terms. No consent or approval of the shareholders of Company or any other Person, governmental department, agency or body or entity are required as a condition to the effectiveness and validity of the Loan Documents. The execution of and performance by Company of its obligations under the Loan Documents has been duly authorized by all appropriate and required corporate proceedings and will not violate or contravene any Requirement of Law, Company's Articles of Incorporation, By-Laws or any Contractual Obligation, indenture, agreement, lease, contract or other instrument governing or binding on Company.

         3.3 Litigation. There are no actions, suits, arbitration proceedings, mediations or other proceedings of any nature pending or, to the knowledge of Company, threatened, or any basis therefor, against or affecting Company at law or in equity, in any court or before any governmental department or agency, which may result in any material adverse change in the properties, assets, business or condition, financial or otherwise, of Company or the ability of Company to perform its obligations under this Agreement and/or the other Loan Documents.

         3.4 Conflicting Agreements. There are no provisions of any existing Requirement of Law, Contractual Obligation, mortgage, indenture, contract or agreement binding on Company or affecting its property, which would conflict with or in any way prevent the execution, delivery, or carrying out of the terms of this Agreement and/or the Loan Documents.

         3.5 Title and Liens. Company has good, valid and marketable title of record to its real and personal property, all of which is owned free and clear of all mortgages, liens, pledges, hypothecations, charges, attachments and other security interests and encumbrances of any nature, except as provided in this Agreement or disclosed to Commerce in writing.

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.19 - Loan Agreement (continued)

         3.6 Taxes. Company has filed all federal, state and other tax and similar returns and has paid or provided for the payment of all taxes and assessments due thereunder through the date of this Agreement, including without limitation, all withholding, FICA and franchise taxes.

         3.7 Financial Statements. Company's audited financial statements (which include a balance sheet, related statement of earnings and statement of cash flows) dated as of December 31, 1996, copies of which have been furnished to Commerce, are complete and correct and fairly and accurately present the financial condition of Company as of such date and the results of its operations for the period covered by such statements, all in accordance with generally accepted accounting principles consistently applied, and there has been no material adverse change in the condition (financial or otherwise), business or operations of Company subsequent thereto. Company has no liabilities, direct or contingent, except those disclosed in the foregoing financial statements or as otherwise disclosed to Commerce in writing.

         3.8 Other. All statements by Company contained in any certificate, statement, document or other instrument or writing delivered by or on behalf of Company at any time pursuant to this Agreement or the other Loan Documents shall constitute representations and warranties made by Company hereunder. No representation or warranty of Company contained in this Agreement or any other Loan Document, and no statement contained in any certificate, schedule, list, financial statement or other instrument furnished to Commerce by or on behalf of Company contains, or will contain, any untrue statement of a material fact, or omits, or will omit, to state a material fact necessary to make the statements contained herein or therein not misleading. To the best of Company's knowledge, all information material to the transactions contemplated in this Agreement has been expressly disclosed to Commerce in writing.

         3.9 Regulation U. No part of the proceeds of the Revolving Credit Facility will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any such margin stock or to reduce or retire any indebtedness incurred for any such purpose. If requested by Commerce, Company will furnish to Commerce a statement in conformity with the requirements of Federal Reserve Form U-1 referred to in Regulation U to the foregoing effect.

         3.10 No Defaults or Proceedings. Except as disclosed to Commerce in writing, (a) neither Company nor any Subsidiary is in default under any agreement for borrowed money (subject to any cure right provided therein) to which it is a party or by which it may be bound; (b) no investigation or proceeding of or before any arbitrator or Governmental Authority is pending or, to the knowledge of Company, threatened by or against Company or, if applicable, any of its Subsidiaries or against any of its or their properties or revenues
(i) with respect to this Agreement, the Notes or any of the transactions contemplated hereby or thereby, or (ii) which, if adversely determined would have a material adverse effect on the business, operations, assets or financial or other condition of Company and, if applicable, its Subsidiaries; and (c) there is no other action, suit or proceeding pending or threatened against Company or, if applicable, any of its Subsidiaries, to the knowledge of Company, which, if adversely determined, would materially

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.19 - Loan Agreement (continued)

adversely affect Company and, if applicable, its Subsidiaries or Company's ability to perform and observe the obligations binding upon it under this Agreement and the Notes.

         3.11 ERISA. Each Plan is in compliance in all material respects with ERISA; no Plan is insolvent or in reorganization; no Plan has an accumulated or waived funding deficiency within the meaning of Section 412 of the Code; neither Company nor any Subsidiary nor any ERISA Affiliate has incurred any material liability (including any material contingent liability) to or on account of a Plan pursuant to Section 4062, 4063, 4064, 4201 or 4204 of ERISA; no proceedings have been instituted to terminate any Plan; and no condition exists which presents a risk to Company or a Subsidiary of incurring a liability to or on account of a Plan pursuant to any of the foregoing sections of ERISA, which condition would have a material adverse effect on Company and its Subsidiaries.

         3.12 Investment Company Act. Company is not an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

         3.13 Subsidiaries. Company, as of the date of this Agreement, has the Subsidiaries identified on Schedule 3.13 attached hereto. Company will notify Commerce upon the creation of any additional Subsidiary.

                       ARTICLE IV -- CONDITIONS PRECEDENT

         4.1 Conditions to Initial Loan. Commerce shall have no obligation to make the initial Loan hereunder unless, on or prior to the date of the initial Loan, Commerce shall have received (all in form satisfactory to Commerce and its counsel):

                  (a)  the Revolving Credit Note, duly executed by Company;

                  (b) copies of the Articles of Incorporation and Bylaws of Company, as now in effect, and of each resolution of Company's Board of Directors duly authorizing the execution and delivery of this Agreement, the Notes and the other Loan Documents and Company's performance hereunder and thereunder, in each case certified by an appropriate officer of Company;

                  (c) certificates of incumbency and specimen signatures of the corporate officers executing this Agreement, the Notes and the other Loan Documents; and

                  (d) any other documents, instruments and reports as Commerce shall reasonably request.

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.19 - Loan Agreement (continued)


         4.2  Conditions to All Loans.

                           (a) In addition to the conditions set forth in Subsection 4.1, no Loan shall be made by Commerce hereunder unless Commerce shall have received from Company prior thereto a request for such Loan, in accordance with Subsection 2.8 and containing the effective date for such Loan, and unless the following conditions have been satisfied with the request constituting a representation and warranty by Company that the following conditions are then satisfied:

                                    (i)  no Event of Default has occurred and is
                  then continuing;

                                    (ii)  there  has  been no  material  adverse
                  change  in  the   financial   condition  of  Company  and  its
                  Subsidiaries, if any, since the date of this Agreement; and

                                    (iii)  the  representations  and  warranties
                  contained in Article III are true and correct as of the date of such request, except as previously disclosed to Commerce in writing, and except that the representations and warranties contained in Subsection 3.1 shall be deemed to refer to the latest balance sheet, statement of earnings, and statement of cash flows, all on a consolidated basis, if applicable, furnished by Company to Commerce.

                           (b) In  addition  to all other  requirements  of this
         Article IV, Commerce shall have no obligation to make any Term Loan unless, on or prior to the date of such Term Loan, Commerce shall have received (in form satisfactory to Commerce) a Term Note, duly executed by Company.

                ARTICLE V -- AFFIRMATIVE AND FINANCIAL COVENANTS

         So long as this Agreement remains in effect, or as long as there is any principal or interest due under any of the Notes, unless Bank shall otherwise consent in writing, Company hereby covenants and agrees that:

         5.1  Financial Statements.

                           (a)   Company   will   deliver   to  Bank   financial
         information in such form and detail and at such times as are satisfactory to Commerce, including, without limitation:

                                    (i)  Company's,  and its  Subsidiaries',  if
                  any, year end financial statements (to include, but not be limited to, balance sheet, income statement, cash flow analysis and net worth reconciliation) prepared by, examined and accompanied by an audit report of, certified public accountants of recognized standing acceptable to Bank, within ninety (90) days after the end of each of Company's fiscal years;

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.19 - Loan Agreement (continued)



                                    (ii) Company's,  and its  Subsidiaries',  if
                  any, interim quarterly financial statements (to include a profit and loss statement on a consolidated basis), signed and certified correct by Company's Chief Financial Officer, within thirty (30) days after the end of each quarter; and

                                    (iii)  such  other/additional   information,
                  reports or statements respecting Company's, and its Subsidiaries', if any, business operations and financial conditions as Bank may reasonably request from time to time.

                           (b)  All  such  financial   statements  shall  fairly
         present the financial position and results of operations of Company and its Subsidiaries, if any, in accordance with GAAP.

         5.2  Certifications; Other Reports.

                           (a) Company will furnish to Commerce,  within  thirty
         (30) days after the end of each quarter, a certificate of Company executed by its chief financial officer, stating that Company is not in Default under this Agreement and that Company is not aware of any event or condition which with notice or passage of time or both would constitute an Event of Default under this Agreement, and, where appropriate, containing the necessary statistical data and calculations to support said certificate.

                           (b) Company will furnish to Commerce a copy of each registration statement and periodic and current report of Company filed with or furnished to the Securities and Exchange Commission within five
         (5) Business Days after such statement or report has been so filed or furnished.

                           (c) Company will furnish to Commerce, promptly after becoming available, a copy of all financial statements, reports, proxy statements, notices and other communications which Company shall have sent to the holders of its shares or other securities generally.

                           (d) Company will promptly, from time to time, furnish to Commerce such information regarding the business, operations and financial condition of Company and its Subsidiaries, if any, as Commerce may reasonably request.

         5.3 Payment of Debts, Taxes and Claims. Company shall promptly pay and discharge prior to delinquency all Indebtedness, accounts, liabilities, taxes, assessments and other governmental charges or levies imposed upon, or due from, Company, as well as all claims of any kind (including claims for labor, materials and supplies) which, if unpaid, might by law become a lien or charge upon any of its property, except that nothing herein contained shall be interpreted to require the payment of any such Indebtedness, account, liability, tax, assessment or charge so long as its validity is being contested in good faith by appropriate legal proceedings.

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.19 - Loan Agreement (continued)

         5.4 Maintenance of Existence. Company will preserve and maintain its corporate existence, franchises and privileges in its jurisdiction of incorporation, and qualify and remain qualified as a foreign corporation in each jurisdiction where such qualification is necessary and the failure to be so qualified would materially adversely affect the business of Company and its Subsidiaries, if any.

         5.5 Insurance. Company will purchase and at all times maintain insurance including but not limited to: (i) fire, windstorm and other hazards, casualties and contingencies covered by the "all-risk" form of insurance; (ii) public liability; (iii) workers' compensation and (iv) property damage as is customarily maintained by similar businesses and/or as Commerce from time to time requires. The amounts, limits, forms, deductibles, contents and issuer of said policies shall be subject to Commerce's reasonable approval. All such insurance shall provide for noncancellation without at least thirty (30) days prior written notice to Commerce, and such insurance shall be maintained in full force and effect at all times during the period of this Agreement and while any sums outstanding on the Loans remains unpaid.

         5.6 Books and Records. Company shall maintain proper books and records, and account for financial transactions in accordance with generally accepted accounting practices, consistently applied, and permit Commerce's officers and/or its authorized representatives or accountants to visit and inspect Company's properties, examine its books and records, and discuss its accounts and business with its respective officers, accountants and auditors, all at reasonable times upon reasonable notice. Without the prior written consent of Commerce, Company shall not change in any material way the accounting principles upon which the financial statements referenced in Section 3.7 were prepared and based.

         5.7  Notices.

                           (a) Company will promptly notify Commerce in writing of the occurrence of any event which is likely to materially adversely affect Company or any of its Subsidiaries, if any, or which constitutes an Event of Default hereunder or under its revolving credit facility with NationsBank, N.A. in the maximum principal amount of $32,500,000.

                           (b) Company will, promptly after obtaining knowledge thereof, notify Commerce in writing of (i) any action, suit, counterclaim, arbitration or mediation proceeding, investigation or proceeding at law or in equity or by or before any Governmental Authority involving a claim not covered by insurance involving Company or any of its Subsidiaries which (A) has remained unsettled for a period of one hundred and eighty (180) days from the commencement thereof and involves claims for damages or relief in an amount greater than $1,000,000, or (B) has resulted in a final judgment or judgments for the payment of money in an amount greater than $1,000,000, or (C) has resulted in a Lien on assets or holdings of Company or any of its Subsidiaries for an amount exceeding $1,000,000, or (ii) any material labor dispute resulting in or threatening to result in a strike against Company or any Subsidiary and which might have a material adverse effect

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.19 - Loan Agreement (continued)

         on the operations or financial condition of Company and its Subsidiaries, or (iii) any action, suit or proceeding at law or in equity or by or before any Governmental Authority involving any environmental matter or claim.

         5.8 ERISA. As soon as possible and, in any event, within ten (10) days after Company or any Subsidiary knows or has reason to know that (a) a Reportable Event has occurred, (b) an accumulated funding deficiency has been incurred or an application may be or has been made to the Secretary of the Treasury for a waiver of the minimum funding standard under Section 412 of the Code with respect to a Plan, (c) a Plan has been or may be terminated, or that proceedings may be or have been instituted to terminate a Plan, or (d) Company, a Subsidiary or an ERISA Affiliate will or may incur any liability to or on account of a Plan under Section 4062, 4063, 4064, 4201 or 4202 of ERISA, Company will deliver to Commerce a certificate of a senior financial officer of Company setting forth details as to such occurrence and action, if any, which Company or the Subsidiary is required or proposes to take, together with any notices required or proposed to be filed with or by Company, the Subsidiary, the ERISA Affiliate, the PBGC or the Plan administrator with respect thereto. Copies of any notices required to be delivered to Commerce hereunder shall be delivered no later than ten (10) days after the later of the date such notice has been filed with the Internal Revenue Service or the PBGC or received by Company or the Subsidiary.

         5.9 Financial Covenants. Company shall comply at all times with the following financial covenants (each of which shall be determined and calculated in accordance with GAAP, applied on a basis consistent with those applied in the preparation of the financial statements referred to in Subsection 3.7 above):

                           (a) Company shall maintain at all times a Tangible Net Worth of not less than $150,000,000 with such minimum amount increasing each year by fifty percent (50%) of Company's prior year's Net Income;

                           (b) Company shall maintain at all times a Fixed Charge Coverage Ratio of not less than 2.0 to 1.0; and

                           (c) Company shall maintain at all times a ratio of Funded Debt to EBITDA of not greater than 2.5 to 1.0.

         5.10 Operating Accounts. Company shall maintain all of its primary operating accounts at Commerce.

                        ARTICLE VI -- NEGATIVE COVENANTS

         So long as this Agreement remains in effect, or as long as there is any principal or interest due under any of the Notes, unless Bank shall otherwise consent in writing, Company hereby covenants and agrees that:

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.19 - Loan Agreement (continued)


         6.1 Liens. Except for Liens referred to in the audited financial statements, including the financial statement notes thereto, as at, and for the fiscal year ended December 31, 1996, Company will not hereafter create, incur or permit to exist against any of its or any Subsidiary's properties or assets, real or personal, now or hereafter acquired, any Lien, except (a) purchase money Liens arising in the ordinary course of business, (b) other similar Liens arising in the ordinary course of business securing obligations which are not overdue or are being contested in good faith by appropriate legal proceedings diligently conducted, provided the amount of such obligations shall not exceed in the aggregate, during any fiscal year of Company, the sum of $200,000, and
(c) the refinancing, extension or other modification of any Indebtedness secured by any Lien referred to in such financial statements.

         6.2 Fundamental Changes. Company will not (a) merge or consolidate into or with any other Person, except in the ordinary course of Company's business consistent with past practices, (b) sell, lease or otherwise transfer all or substantially all of its assets to any other Person, or (c) permit any Subsidiary, if any, to merge or consolidate into or with, or to transfer all or substantially all of its assets to, any Person other than a wholly-owned Subsidiary of Company. David O'Reilly shall remain the President and Chief Executive Officer, Larry O'Reilly shall remain the President and Chief Operating Officer and James Batten shall remain the Chief Financial Officer of Company and Company shall make no other changes in its executive management without the prior written consent of Commerce.

         6.3 Conduct of Business. Company will not materially alter the character in which it conducts its business or the locations of such business or the nature of such business conducted at the date hereof.

         6.4 Investments. Company will not acquire for investment purposes, investments that would not qualify as customary and prudent investments consistent with the current investment practices of Company.

         6.5 Debt. Company shall not create, incur, assume or suffer to exist any direct or indirect indebtedness, except:

                           (a) Indebtedness under or pursuant to this Agreement or the other Loan Documents;

                           (b) Accounts payable to trade creditors for goods or services which are not aged more than the later of (i) sixty (60) days from the billing date, or (ii) ten (10) days from the due date, or
         (iii) the "special payment date" offered to Company from time to time by a particular trade creditor, and current operating liabilities
         (other than for borrowed money) which are not more than thirty (30) days past due, in each case incurred in the ordinary course of business, as presently conducted, and paid within the specified time, unless contested in good faith and by appropriate proceedings; and

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.19 - Loan Agreement (continued)

                           (c) Company's current revolving credit facility with NationsBank, N.A. in the maximum principal amount of $32,500,000.

                             ARTICLE VII -- DEFAULT

         7.1 Events of Default. Each of the following events shall constitute an "Event of Default" under this Agreement:

                           (a) failure by Company to pay in full when due (whether by demand, acceleration or otherwise) any principal or interest on any Note; or

                           (b) failure by Company to pay in full any amount of any fee contemplated hereunder within five (5) Business Days after written notice of nonreceipt of such amount to Company by Commerce; or

                           (c) any failure by Company in the performance or observance of any agreement, term, covenant, condition or obligation hereunder, under any Note or under any Loan Document and such failure continues for fifteen (15) Business Days after written notice thereof to Company by Commerce; or

                           (d) any information, certification, financial statement, representation or warranty made herein, in any other Loan Document or in any other writing furnished by or on behalf of Company to Commerce in connection with the Loans or this Agreement shall be or become incomplete, false or misleading in any material respect; or

                           (e) Company or any Subsidiary shall default in the payment when due (subject to any applicable grace period), whether by acceleration or otherwise, of any other Indebtedness of, or guaranteed by, Company or such Subsidiary, as the case may be, or Company or any Subsidiary shall default in the performance or observance of any obligation or condition with respect to any such other Indebtedness if the effect of such default (after giving effect to any applicable grace period) is to accelerate the maturity of any such Indebtedness or to permit the holder or holders thereof, or any trustee or agent for such holders, to cause such Indebtedness to become due and payable prior to its expressed maturity or any such Indebtedness shall become due prior to its maturity; or

                           (f) Company shall (i) generally not pay, or be unable to pay, or admit in writing its inability to pay its debts as such debts become due; or (ii) makes an assignment for the benefit of creditors, or petitions or applies to any tribunal for the appointment of a custodian, receiver, or trustee for it or for a substantial part of its assets; or (iii) commences any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution, or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or (iv) has any such bankruptcy, reorganization, dissolution or readjustment of debt petition or application filed or any such proceeding commenced

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  Exhibit 10.19 - Loan Agreement (continued)

         against it which is not discharged within thirty (30) days; or (v) takes any action indicating consent to, approval of, or acquiescence in any such proceeding, or order for relief, or the appointment of a custodian, receiver, or trustee for all or any substantial part of its assets and properties; or (vi) suffers any judgment, writ of attachment, execution or similar process to be issued or levied against it, any Collateral or all or a substantial part of its property or assets which is not released, stayed or bonded within thirty (30) days; or

                           (g) a Plan shall fail to maintain the minimum funding standard required by Section 412 of the Code for any plan year or a waiver of such standard is sought or granted under Section 412(d); or a Plan is, shall have been or is likely to be terminated or the subject of termination proceedings under ERISA; or Company or a Subsidiary or an ERISA Affiliate has incurred or is likely to incur a liability to or on account of a Plan under Section 4062, 4063, 4064, 4201 or 4204 of ERISA, and there shall result from any such event or events either a liability or a material risk of incurring a liability to the PBGC or a Plan, which will have a material adverse effect upon the business, operations or the financial condition of Company and its Subsidiaries.

         7.2 Remedies. Upon the occurrence of an Event of Default, Commerce may, but shall not be obligated to, exercise the following remedies, in its sole discretion and without demand or notice of any kind, which are hereby expressly waived:

                           (a) terminate the Commitment and refuse to make further Loans hereunder;

                           (b) declare the unpaid balance of any outstanding Note and accrued interest thereon, immediately due and payable and proceed to collect same;

                           (c) exercise all or any of its rights, powers and remedies given it by this Agreement or the Notes; and

                           (d) exercise all or any of its rights and remedies as it may otherwise have under applicable law.

Commerce may apply all moneys recovered through the exercise of its respective remedies to the payment of the repayment and other obligations of Company under this Agreement in such order of priority as determined by Commerce in its sole judgment.

                         ARTICLE VIII -- MISCELLANEOUS

         8.1 Amendment and Waiver. Neither this Agreement nor any provisions hereof may be changed, waived, discharged or terminated orally, but only by an instrument in writing signed by an authorized officer of Company and Commerce, respectively.

                 O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 Exhibit 10.19 - Loan Agreement (continued)



         8.2 Notices. All notices, demands or other communications hereunder shall be given or made in writing and shall be delivered personally, or sent by registered or certified mail, postage prepaid, return receipt requested, to the party or parties to whom they are directed at the following addresses, or at such other addresses as may be designated by notice from such party to all other parties:

                Company:            O'Reilly Automotive, Inc.
                                    233 South Patterson
                                    Springfield, Missouri  65802
                                    Attn:  Mr. James Batten

                   Bank:            Commerce Bank, N.A.
                                    1345 East Battlefield
                                    P.O. Box 2817
                                    Springfield, Missouri 65801-2817
                                    Attn:  President

         with a copy to:            Commerce Bancshares, Inc.
                                    1000 Walnut
                                    P.O. Box 13686
                                    Kansas City, Missouri  64199-3686
                                    Attn:  General Counsel

Any notice, demand or other communication given in a manner prescribed in this paragraph shall be deemed to have been delivered on receipt; provided, however, that any notice sent by mail, postage prepaid, shall in any event be deemed given on the third (3rd) day following delivery thereof to the United States Postal Service.

         8.3 No Waiver; Cumulative Remedies. Any forbearance, failure, or delay by Bank in exercising any right, power or remedy shall not preclude the further exercise thereof, and all of Bank's rights, powers and remedies shall continue in full force and effect until specifically waived in writing by Commerce. The rights, remedies, powers and privileges of Bank are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law. Company shall pay all reasonable and necessary expenses (including attorneys' fees and disbursements) incurred in connection with the collection or enforcement of this Agreement and the Notes.

         8.4 Survival. The representations and warranties of Company contained herein shall survive the making of Loans and shall remain effective until all indebtedness contemplated hereby shall have been paid by Company in full.

         8.5 Payment of Expenses and Taxes. Company shall, whether or not the transactions hereby contemplated are consummated, (i) pay all reasonable out-of-pocket costs and expenses in

                 O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 Exhibit 10.19 - Loan Agreement (continued)


connection with the preparation, execution, delivery and enforcement of this Agreement, the Notes, the documents and instruments referred to herein and any amendment, waiver or consent relating hereto or thereto, and (ii) pay and hold Commerce harmless from and against any and all current and future stamp and other similar taxes with respect to the foregoing matters and save Commerce harmless from and against any and all liabilities with respect to or resulting from any delay or omission (other than to the extent attributable to Commerce) to pay such taxes.

         8.6 Indemnity. Company shall indemnify Commerce from and against any and all liabilities, obligations, claims, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements whatsoever which may be imposed on, incurred by or asserted against Commerce relating to or resulting from this Agreement and the Notes and any other document or instrument delivered hereunder or thereunder and all transactions and events at any time associated therewith (including the enforcement of any right of Commerce or the defense of any action or inaction by Commerce in connection therewith), except to the limited extent such liabilities, obligations, claims, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements are proximately caused by Commerce's gross negligence or willful misconduct. If any Person (including, without limitation, Company or any of its Subsidiaries) ever alleges such gross negligence of willful misconduct, the indemnification provided for in this Subsection 8.6 shall nonetheless be paid upon demand, subject to later adjustment or reimbursement, until such time as a court of competent jurisdiction enters a final judgment as to the extent and effect of the alleged gross negligence or willful misconduct.

         8.7 Right of Setoff. In addition to any rights now or hereafter granted under applicable law or otherwise, and not by way of limitation of any such rights, upon the occurrence of an Event of Default, Commerce is hereby authorized at any time or from time to time, without presentment, demand, protest or other notice of any kind to Company or to any other person, any such notice being hereby expressly waived, to setoff and to appropriate and apply any and all deposits (general or special) and any other indebtedness at any time held or owing by Commerce to or for the credit or the account of Company against and on account of the obligations and liabilities of Company to Commerce under this Agreement and the Notes, including (without limitation) all claims of any nature or description arising out of or connected with this Agreement and the Notes, irrespective of whether or not Commerce shall have made any demand hereunder and although such obligations, liabilities or claims, or any of them, shall be contingent or unmatured.

         8.8 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of Company, Commerce and their respective successors and assigns; provided, however, that Company may not transfer any of its interest under this Agreement without prior written consent of Commerce, which consent may be granted or withheld in the sole discretion of Bank.

         8.9 Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one agreement, and any party hereto may execute this Agreement by signing any such counterpart.

                 O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 Exhibit 10.19 - Loan Agreement (continued)


         8.10 Severability. In case any one or more of the provisions contained in this Agreement should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

         8.11 Governing Law. This Agreement and all rights hereunder shall be governed by, and construed in accordance with, the laws of the State of Missouri.

         8.12 Acknowledgments and Admissions. Company hereby represents, warrants, acknowledges and admits that (a) it has been advised by counsel on the negotiation, execution and delivery of this Agreement, the Notes and any other instrument or document entered into in connection herewith, (b) Company has made an independent decision to enter into this Agreement and such other instruments and documents, without reliance on any representation, warranty, covenant or undertaking by Commerce, whether written, oral or implicit, other than as expressly set forth in this Agreement, (c) other than as expressly set forth in this Agreement, Commerce has not made any representation, covenant or undertaking to Company in connection with the rights and obligations of Company pursuant to this Agreement or any such instruments and documents, (d) there are no representations, warranties, covenants or undertakings or agreements by Commerce as to this Agreement or such instruments and documents except as expressly set forth herein or therein, (e) Commerce has no fiduciary obligations toward Company with respect to this Agreement, any such instruments and documents or the transactions contemplated hereby or thereby, (f) the relationship between Commerce and Company, pursuant to this Agreement and such instruments and documents, is and shall be solely that of creditor and debtor, respectively, (g) no joint venture exists between Commerce and Company, and (h) Commerce has relied upon the truthfulness of the foregoing acknowledgments in deciding to execute and deliver this Agreement and to accept the Notes.

         8.13  Entire Agreement.

                           (a) This Agreement and the Exhibits embody the entire agreement and understanding between the parties hereto and supersedes all prior agreements and understandings relating to the subject matter hereof.

                           (b) ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT, INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT ARE NOT ENFORCEABLE. TO PROTECT YOU (BORROWER(S)) AND US (CREDITOR) FROM MISUNDERSTANDING OR DISAPPOINTMENT, ANY AGREEMENTS WE REACH COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING, WHICH IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN US, EXCEPT AS WE MAY LATER AGREE IN WRITING TO MODIFY IT.

                 O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 Exhibit 10.19 - Loan Agreement (continued)

         8.14 Waiver of Jury Trial; Limitation on Damages. All parties to this Agreement hereby irrevocably waive (a) all right to a trial by jury in any action or proceeding relating to transactions under this Agreement, and (b) all right to claim or recover in any such action or proceeding any special, exemplary, punitive or consequential damages, or damages other than, or in addition to, actual damages.

         IN  WITNESS  WHEREOF,   the  parties  hereto  have  caused  their  duly
authorized officers to execute and deliver this Agreement as of the date first above written.

                                         COMMERCE BANK, N.A.

                                         By: /s/ Robert Fulp
                                             ------------------------

                                         Title:  VP
                                                 --------------------

                                         O'REILLY AUTOMOTIVE, INC.

                                         By:  /s/ James R. Batten
                                              -----------------------

                                         Title:  CFO & Treasurer
                                                 --------------------