Form 10-K
period 1997-12-31
OREILLY AUTOMOTIVE INC
filed 1998-03-31
CIK 898173

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________

                         Commission file number 0-21318

                            O'REILLY AUTOMOTIVE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Missouri                                      44-0618012
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. -------

At February 27, 1998, an aggregate of 21,149,429 shares of the common stock of the registrant were outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $418,915,154 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

                       DOCUMENTS INCORPORATED BY REFERENCE

As provided herein, portions of the registrant's documents specified below are incorporated herein by reference:

                  Document                                  Part-Form 10-K
---------------------------------------------        ---------------------------

Portions of the Annual Shareholders' Report
for the Year Ended December 31, 1997                     Parts I, II and IV

Proxy Statement for 1998 Annual Meeting of
Stockholders (to be filed pursuant to
Regulation 14A within 120 days of the end of
registrant's most recently completed fiscal year)        Part III

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


                                     PART I

ITEM 1   BUSINESS

General

     O'Reilly  Automotive,  Inc.  ("O'Reilly"  or the  "Company") is a specialty
retailer  and  supplier  of  automotive   aftermarket  parts,  tools,  supplies,
equipment  and  accessories  ("Automotive  Products")  to both  "do-it-yourself"
("DIY") customers and professional mechanics or service technicians ("Professional Installers"). The Company, which was founded in 1957 by the O'Reilly family in Springfield, Missouri, operates 259 stores (at December 31,
1997) within the states of Missouri, Arkansas, Kansas, Oklahoma, Nebraska and Iowa. See "Growth and Expansion Strategies." O'Reilly stores carry an extensive product line consisting of (i) new and remanufactured automotive hard parts, such as alternators, starters, fuel pumps, water pumps, and brake shoes and pads, (ii) maintenance items, such as oil, antifreeze, fluids, engine additives and appearance products, (iii) accessories, such as floor mats and seat covers, and (iv) a complete line of auto body paint and related materials, automotive tools and professional service equipment. The Company offers machining services through its O'Reilly stores, but does not sell tires or perform automotive repairs or installations. Approximately 97% of the Company's 1997 product sales were generated through the O'Reilly store network, of which approximately one-half was derived from DIY customers and one-half from Professional Installers. The remaining 3% of the Company's product sales was generated by its wholly-owned subsidiary, Ozark Automotive Distributors, Inc. ("Ozark"), through wholesale sales to independently owned auto parts stores.


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


Operating Strategies

     Dual Market Strategy. The Company believes that because it aggressively pursues both the DIY and the Professional Installer portions of the automotive aftermarket through its O'Reilly store network, the Company can successfully compete not only in large metropolitan markets but also in less densely populated areas. In 1997, the Company derived approximately one-half of its O'Reilly store network sales by selling to the DIY market and approximately one-half of such sales by selling to the Professional Installer market. By serving both portions of the market, the Company believes that it is able to reach substantially all consumers Automotive Products within its market areas. The increased demand generated by this expanded customer base permits the Company to (i) stock

(either in-store or at its distribution centers) a broader selection of stock-keeping units ("SKU's"), and (ii) restock and fill special orders from its distribution centers on an overnight, or in some cases, a same-day basis. See "Inventory Management and Distribution Systems."

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

     During 1997, the Company's three distribution centers experienced an annual inventory turn of approximately 5.3 times, and the O'Reilly store network had an average inventory turn of approximately 3.7 times. The Company believes that its warehouse distribution system enables it to maintain optimum inventory levels throughout the O'Reilly store network and, at the same time, provide its customers with an outstanding selection of SKU's at each O'Reilly store site. The Company further believes that its ability to provide its customers with access to over 105,000 SKU's (many of which are lower turnover items not typically stocked at other parts stores) on an overnight and, in some cases, a same day basis results in an important competitive advantage enjoyed by the Company in this key area of SKU selection and availability.

     Superior Customer Service. The Company's number one priority is customer satisfaction. The Company seeks to attract new DIY and Professional Installer customers and to retain existing customers by conducting a variety of advertising and promotional programs and by offering (i) superior in-store service through highly-motivated, technically-proficient Professional Parts People using advanced point-of-sale systems, (ii) an extensive selection of SKU's stocked in each store, (iii) same day or overnight availability of over 105,000 SKU's made possible through the Company's rapid, on-line communication with its distribution centers, (iv) attractive stores in convenient locations, and (v) competitive pricing supported by the Company's Right Part, Right Price, Right Now(R) policy.

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


Growth and Expansion Strategies

     Accelerated New Store Openings. The Company's ability to open new stores in both existing and new markets since the beginning of 1980 has been a significant factor in achieving its rapid growth in product sales and profitability. At December 31, 1997, the Company operated 259 stores within the states of Missouri, Arkansas, Kansas, Oklahoma, Nebraska and Iowa. For the five years ended December 31, 1997, the Company has increased the number of stores at an average annual rate of approximately 15%. Aside from the substantial growth resulting from the Hi-Lo Automotive, Inc. merger (see below) in January 1998, the Company has adopted certain strategic initiatives designed to accelerate its new store opening rate to approximately 16% by 1998. The Company intends to open 50 new stores in 1998 and 80 new stores in 1999, including stores to be opened in the new market areas of Texas, Iowa and Nebraska, and additional stores in the Company's current market areas. Management believes that the Company's ability to open new stores at this accelerated rate will continue to be a significant factor in achieving its growth objectives for the future, and that substantial opportunities exist for the opening of new stores to achieve greater penetration in existing markets and to expand into new contiguous markets.

     On January 30, 1998, the Company completed a merger with Hi-Lo Automotive, Inc. and its subsidiaries ("Hi/LO") by acquiring 100% of the outstanding capital stock. Hi/LO is a specialty retailer and supplier of Automotive Products headquartered in Houston, Texas. Hi/LO is now a wholly-owned subsidiary of the Company, with 189 stores located in Texas (165), Louisiana (17) and California
(7), and a 375,000 square foot distribution center located in Houston. Excluding California and its seven stores, the Hi/LO operations are contiguous to O'Reilly's existing operations, thereby creating a natural geographic extension for the Company into market areas already slated for future growth and development. The equity purchase price was approximately $47.8 million, or $4.35 per common share. Additionally, approximately $43.2 million of debt was assumed for a total purchase price of $91 million.

     In order to support O'Reilly's acquisition of Hi/LO, and continued working capital and general corporate needs, the Company replaced its lines of credit in January 1998 with new, unsecured, syndicated credit facilities totaling $175 million. The facilities are comprised of a $125 million five-year revolving credit facility which includes a $5 million sublimit for the issuance of letters of credit and a $50 million five-year term loan facility. These new credit facilities are guaranteed by the subsidiaries of the Company and the acquired Hi/LO subsidiaries. The Company is required to meet various financial covenants as detailed in the credit agreement.

     During 1998, the Company will convert the Hi/LO stores and distribution center to the corresponding O'Reilly systems, strategies and policies. Other than the description of the merger transaction as outlined above and as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations (see Exhibit 13.1) of the Company, the results of operations of Hi/LO and other related information are not included in this report.

     Until 1986, the Company's expansion was targeted to markets with populations of less than 100,000. The Company entered into a more densely populated market in August 1986 with the opening of the first of its 29 stores which now serve the greater Kansas City, Missouri, marketing area. Of the 40
(net) stores opened in 1997, 10 are located in Nebraska, 10 in Oklahoma, 8 in Kansas, 7 in Iowa and the remainder are located in Missouri and Arkansas. While the Company has faced, and expects to continue to face, more aggressive competition in its more densely populated markets, the Company believes that it has competed effectively, and that it is well positioned to continue to compete effectively, in such markets and achieve its goal of continued sales and profit growth within these markets. The Company also believes that because of its Dual Market Strategy, the Company is better able to operate stores in less densely populated areas within its regional market which would not otherwise support a national or regional chain store selling to one portion of the market or the other. Consequently, the Company expects to continue to open new stores in less densely populated market areas.

     To date,  the  Company  has  experienced  no  significant  difficulties  in locating suitable store sites for construction of new stores or identifying suitable acquisition candidates for conversion to O'Reilly stores. New stores are typically opened by the Company either (i) by constructing a new store at a site which is purchased or leased and stocking the new store with fixtures and inventory, or (ii) by acquiring an independently owned parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store. The costs associated with the opening of a new O'Reilly store (including the cost of land acquisition, improvements, fixtures, inventory and computer equipment) are estimated to average approximately $900,000-$1,100,000; however, such costs may be significantly reduced where the Company leases, rather than purchases, the store site. Although the cost to acquire the business of an independently owned parts store varies, depending primarily upon the amount of inventory and the amount, if any, of real estate being acquired, the Company estimates that the average cost to acquire such a business and convert it to an O'Reilly store is approximately $350,000. Store sites are strategically located in clusters within geographic areas which complement the Company's distribution system in order to achieve economies of scale in management, advertising, and distribution costs. Other key factors considered by the Company in the site selection process include population density and growth patterns, age and per capita income, vehicle traffic counts, the number and type of existing automotive repair facilities, auto parts stores, and other competitors within a pre-determined radius, and the operational strength of such competitors. When entering new, more densely populated markets, the Company generally seeks to initially open several stores within a short span of time in order to maximize the effect of initial promotional programs and achieve further economies of scale.

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

     Store Design and Location. The Company's current prototype store design, completed in 1994, features several enhancements designed to increase product sales, customer service and operating efficiencies, which generally includes greater square footage, higher ceilings, new fixtures, more convenient interior store layouts, brighter lighting, increased parking availability and dedicated counters to serve Professional Installers. The Company aggressively manages its store network through systematic renovation and relocation of existing O'Reilly stores which conform with the Company's prototype store design. In 1997, the Company renovated or relocated 28 stores.

     Expansion of Distribution System. In order to facilitate its store expansion strategy, the Company utilizes a central warehouse distribution system to distribute Automotive Products to its O'Reilly store network. The Company, through its Ozark subsidiary, currently operates a 212,000 square foot warehouse distribution center (including 51,000 square feet of mezzanine space) located in Springfield, Missouri, a 113,000 square foot warehouse distribution center (including 36,000 square feet of mezzanine space) located in Kansas City, Missouri and a 123,000 square foot distribution center (including 33,000 square feet of mezzanine space) located in Oklahoma City, Oklahoma, for receiving, storing and distributing Automotive Products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations. In January 1998, a 375,000 square foot warehouse distribution center was added in Houston, Texas as a result of the Hi/LO merger. By the end of 1998, the Company expects the construction of the 160,000 square foot warehouse distribution center in Des Moines, Iowa to be completed. The Company also operates a 36,000 square foot bulk merchandise warehouse in Springfield, Missouri for the distribution of bulk products such as motor oil, antifreeze, batteries, lubricants and other fast moving bulk products. The bulk warehouse facility is located adjacent to the main distribution center in Springfield. The Company believes that its distribution system results in lower inventory carrying costs, improved in-stock positions at the O'Reilly stores, and superior inventory control and management. Moreover, the Company believes that its expanding network of distribution centers allows it to efficiently service existing O'Reilly stores, as well as new stores planned for opening in contiguous market areas. The Company's distribution center expansion strategy also complements its new store opening strategy by supporting newly established clusters of stores located in the regions surrounding each distribution center.


Store Operations

     Store Layout. Although the Company has no present intention to open new Level 2 Stores, the O'Reilly store network is composed generally of three store formats consisting of the Level 2 Store, the Level 1 Store and the Master Inventory Store which, as of December 31, 1997, are categorized based on the number of in-stock SKU's as follows:

                                                 Approximate
                                    Number of      Range of         Number of
         Store Format                 Stores   Square Footage    In-Stock SKUs
  ---------------------------         ------  -----------------  ---------------
Level 2 Stores                          28     3,000  -  5,000   12,000 - 16,000
Level 1 Stores (prototype)             198     4,000  -  8,000   16,001 - 25,000
Master Inventory Stores                 33     6,000  - 12,000   25,001 - 44,000
                                    ---------
                                       259
                                    =========

     The  primary  function  of the  Master  Inventory  Stores,  like all  other
O'Reilly stores, is to sell Automotive Products to both portions of the marketplace. However, because Master Inventory Stores carry a greater selection of SKU's, including certain lower turnover hard parts not typically carried in the Level 1 or Level 2 Stores, a Master Inventory Store also provides the other O'Reilly stores within its area with access to a greater selection of SKU's on a same-day basis.

     O'Reilly stores offer the DIY and the Professional Installer customer a wide selection of nationally recognized brand name and private label SKU's for domestic and imported automobiles, vans and trucks. New and remanufactured automotive hard parts, such as engine and transmission parts, alternators, starters, water pumps, and brake shoes and pads, have accounted for a majority of total sales. An O'Reilly store also carries an extensive selection of maintenance items, such as oil, antifreeze, fluids, engine additives, appearance products, and accessories, such as floor mats and seat covers, and a complete line of auto body paint and related materials, automotive tools and professional service equipment. Maintenance items and accessories have accounted for most of the remaining sales. The Company operates machine shops in 9 regional locations, 7 of which are located at an O'Reilly store. There are two free-standing machine shops, one located in Springfield, Missouri, and the other in Tulsa, Oklahoma. The O'Reilly machine shops perform engine machining services (such as block boring, head resurfacing, and crankshaft grinding) for DIY and Professional Installer consumers of such services. The Company believes that its performance of this service is valuable not only in maintaining its relationships with its DIY and Professional Installer customers but in attracting new customers, in each case resulting in increased sales of Automotive Products. Each O'Reilly machine shop is equipped with sophisticated equipment, and employs ASE certified machinists having an average of approximately ten years experience in machining.

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

     The Company's training function is managed by a full time vice-president of marketing and training who, together with his staff, is headquartered in
Springfield, Missouri. There currently are regional trainers located in Springfield, Missouri, Kansas City, Missouri and Oklahoma City, Oklahoma. The Company screens prospective employees to identify highly-motivated individuals with either experience in automotive parts or repairs, or an aptitude for automotive knowledge. Each person who becomes an employee, or "team member," first participates in an intensive two-day orientation program designed to introduce the team member to the Company culture and specific job duties before being assigned specific job responsibilities. The successful completion of additional training is required before a team member is deemed qualified as a parts specialist and thus able to work at the parts counter at an O'Reilly store. All new counter people are required to successfully complete a six-month basic automotive systems training course and are then enrolled in a six-month advanced automotive systems course for ASE certification. As of December 31, 1997, approximately 500 parts specialists were ASE certified.

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

     Management training is also an important part of the Company's training program. Each O'Reilly store is staffed with a store manager and an assistant manager, in addition to the counter sales persons and support staff required to meet the specific needs of each store. There are currently 31 district managers, each of whom has general supervisory responsibility for an average of eight O'Reilly stores within such manager's district. Each district manager receives comprehensive training on a monthly basis at the Company's headquarters focusing on management techniques, new product announcements, advanced automotive systems and Company policies and procedures. In turn, the information covered at such monthly meetings is discussed in full by district managers at monthly meetings with their store managers. All assistant managers and manager trainees are required to successfully complete a six-month manager development program, which includes 85 hours of classroom and field training, as a prerequisite to becoming a store manager. This program covers operations extensively, as well as principles of successful management.

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


Marketing and Products

     Marketing to the Professional Installer. Throughout its history, the Company has been a seller of Automotive Products to the Professional Installer. The Company considers this portion of its business to be an integral part of its entire business strategy and devotes substantial time and energy to the development of its Professional Installer business. The Company's Director of Sales is primarily responsible for the development and maintenance of the Company's Professional Installer business. There are 40 full time O'Reilly sales representatives strategically located in the more densely populated market areas served by the Company dedicated solely to calling upon and selling to the Professional Installer. Moreover, each district manager and store manager participates in these activities by calling upon existing and potential new Professional Installers on a regular and periodic basis. Most of the O'Reilly stores operate one or more small trucks or vans in order to provide prompt delivery service to the Professional Installer. In addition, many O'Reilly stores provide a dedicated counter to serve Professional Installers. In order to promote the Professional Installer portion of its business, the Company provides various services of special interest to the Professional Installer. For example, the Company provides trade credit for qualified Professional Installers and sponsors seminars concerning topics of interest to Professional Installers, such as technical updates, safety and general business management.

     Marketing to the Independently Owned Parts Store. Along with the operation of the distribution centers and the distribution of Automotive Products to the O'Reilly stores, Ozark also sells Automotive Products to independently owned parts stores whose retail stores are generally located in areas not serviced by an O'Reilly store. The Company generally does not compete with any independently owned parts store to which it sells Automotive Products, but has, on occasion, acquired the business assets of an independently owned parts store supplied by Ozark. Ozark operates its own separate marketing program to independently owned parts stores through a staff of five. Of the approximately 60 independently owned parts stores currently purchasing Automotive Products from Ozark, 55 participate in the Auto Value(R) program through Ozark. As a participant in this program, an independently owned parts store which meets certain minimum financial and operational standards is permitted to indicate its Auto Value(R) membership through the display of the Auto Value(R) logo, which is owned by Auto Value Associates, Inc. ("Auto Value Associates"), a non-profit buying group consisting of 43 members as of December 31, 1997, including the Company, engaged in the distribution or sale of Automotive Products. Additionally, the Company provides advertising and promotional assistance to Auto Value(R) stores purchasing Automotive Products from Ozark, as well as marketing and sales support. In return for a commitment to purchase Automotive Products from Ozark, the Company offers assistance to an Auto Value(R) independently owned parts store by providing loan guarantees and financing secured by inventory, furniture and fixtures, making available computer software for inventory control and performing certain accounting and bookkeeping functions.

     Pricing. The Company believes that a competitive pricing strategy is essential within all product categories in order to compete successfully. The Company's pricing is established by senior management, with input from store management, in a manner designed to meet product prices charged by the Company's competitors in the market. To assure competitive pricing, the Company has established its Low Price Guarantee(R) policy under which each O'Reilly store, at the request of a customer, will match any verifiable price on any in-stock product of the same or comparable quality. Most Automotive Products sold by the Company are priced at discounts from the manufacturer's suggested prices and additional savings are offered through volume discounts. Special promotions are also offered to attract customers, particularly the DIY customer, to the O'Reilly stores, which special promotions are often times supported through newspaper and electronic advertising and through the use of special flyers.

     Advertising and Promotion. The Company aggressively promotes sales to consumers through an extensive advertising program which includes direct mail, newspaper and radio and television advertising in selected markets. The Company believes that its advertising and promotional activities have resulted in significant name recognition in each of its market areas. Newspaper and radio advertisements are generally directed towards specific product and price promotions, frequently in connection with specific sale events and promotions. Total advertising expenses (excluding amounts received from suppliers as allowances), have decreased from approximately 1.2% in 1996 to approximately 1.1% of product sales in 1997.

     Products and Purchasing. Aided by the Company's computerized inventory control and management system, the product selection and purchasing functions are managed centrally at the Company's executive offices. The Company's merchandise generally consists of nationally recognized, well advertised, name brand products such as A.C. Delco, Moog, Wagner, Gates Rubber, Federal Mogul, Monroe, Prestone, Quaker State, Pennzoil, Castrol, Valvoline, STP, Armor All and Turtle Wax. In addition to name brand products, O'Reilly stores carry a wide variety of high-quality private label products under its O'Reilly Auto Parts(R), SuperStart(R), BrakeBest(R), Ultima(R) and Omnispark(R) proprietary name brands, and the Parts Master(R) name brand (which are provided through Auto Value Associates). Because most of such products are produced by nationally recognized manufacturers in accordance with the Company's specifications, the Company believes that the private label products are of equal or, in some cases, better quality than comparable name brand products, a characteristic which is important to the Company's Professional Installer clientele. The Company further believes that the private label products are packaged attractively to promote customer interest and are generally priced below comparable name brand products carried in the store.

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

     The Company purchases Automotive Products from approximately 400 vendors, the three largest of which accounted for approximately 13% of the Company's total purchases in fiscal 1997 and none of which accounted for more than 5% of such purchases. The Company has no long-term contractual purchase commitments with any of its vendors. The Company has not experienced difficulty in obtaining satisfactory alternative sources of supply for Automotive Parts, and believes that adequate sources of supply exist at substantially similar costs, for substantially all Automotive Products sold by the Company. The Company considers its relationships with its suppliers to be good. Manufacturers of Automotive Products, particularly hard parts, typically provide repair and replacement warranties which are passed on by the Company to its customers. However, the Company does provide warranties on a few product lines. The Company's Automotive Product vendors generally permit the Company to return any slow moving or obsolete inventory for a full credit. It is the Company's policy to take advantage of early payment and seasonal purchasing discounts offered by its vendors, and to utilize extended dating terms available from vendors due to volume purchasing.


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

     The Company competes in both the DIY and Professional Installer portions of the automotive aftermarket business. Competitors in the DIY portion of its business within its current market areas (primarily in the more densely populated market areas) include automotive parts chains such as AutoZone, Parts America (formerly known as Western Auto) and Pep Boys, independently owned parts stores (some of which are associated with national auto parts distributors or associations), automobile dealerships and mass or general merchandise, discount and convenience chains that carry Automotive Products. The Company's major competitors in the Professional Installer portion of its business include independent warehouse distributors and independently owned parts stores, automobile dealers and national warehouse distributors and associations, such as National Automotive Parts Association (NAPA), Carquest and Parts Plus. AutoZone entered into certain of the Company's Professional Installer markets in 1997. The Company competes on the basis of customer service, merchandise selection and availability, price, and store location. The Company believes that its principal strengths are its ability to provide both the DIY and Professional Installers same day or overnight availability to more than 105,000 SKU's through its highly motivated and technically proficient Professional Parts People. However, some of the Company's current and potential competitors are larger than the Company and have greater financial resources than the Company.


Employees

     As of December 31, 1997, the Company had 3,945 team members, of whom 2,973 were employed at the O'Reilly stores, 595 were employed at the distribution centers and 377 were employed at the corporate and administrative headquarters. The Company's team members are not subject to a collective bargaining agreement. The Company considers its relations with its team members to be excellent, and strives to promote good employee relations through various programs designed for such purposes.

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

ITEM 2     PROPERTIES
------------------------

     The following table provides certain information with respect to the Company's headquarters and distribution centers as of December 31, 1997:

                                                         Square
Location                Principal Use(s)                Footage        Interest
---------------     -------------------------------    ----------      --------
Springfield, MO     Executive and Administrative
                    Offices and Distribution Center     256,000(a)(b)  Owned

Springfield, MO     Administrative Offices, Training
                    and Research                         35,000        Leased(c)

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

(c) Occupied under the terms of a lease expiring in 2014 with an unaffiliated party, subject to renewal for a term of 10 years at the option of the Company. To facilitate construction, the Company loaned to the owner of the facility an aggregate of approximately $2.5 million. The principal balance of such loan bears interest at a rate of six percent per annum, is payable in equal monthly installments through January 2005 and is secured by a first deed of trust.


     Of the 259 stores operated by the Company at December 31, 1997, 131 stores were owned, 69 stores were leased from unaffiliated parties and 59 stores were leased from one of two real estate investment partnerships formed by the O'Reilly family. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expense, and an original term of ten years, subject to one or more renewals at the option of the Company. The original terms of 15 stores leased from unaffiliated parties expire prior to the end of 1998. The Company has entered into separate master lease agreements with each of the affiliated real estate investment partnerships for the occupancy of the stores covered thereby. Such master lease agreements expire on December 31, 1998, subject to renewal at the option of the Company for an additional period of up to six years.

     The Company believes that its present facilities are in good condition, are adequately insured and together with those under construction, are suitable and adequate for the conduct of its current operations.

ITEM 3    LEGAL PROCEEDINGS
------------------------------

The Company is not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------------

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1997.

ITEM 4A   EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------

The following paragraphs set forth certain information with respect to the executive officers of the Company, who are not also directors:

Ted F. Wise, age 47, Executive Vice-President, has served in this capacity since March 1993. Mr. Wise had served as Vice President-Operations of the Company from June, 1984 until being elected to his current position.

James R. Batten, CPA, age 35, Vice-President of Finance/Chief Financial Officer, has served in this capacity since October 1997. From March 1994 until promotion to his current position, Mr. Batten served as Chief Financial Officer of the Company and previously held the position of Finance Manager of the Company from January 1993 until March 1994. From September 1986 until joining the Company in January 1993, Mr. Batten was employed by the accounting firm of Whitlock, Selim & Keehn where he attained the position of Audit Manager in 1991.

Christopher T. Stange, CPA, age 30, is the Director of Accounting since October 1997, in addition to holding the position of Corporate Controller since September 1996. He previously held the position of Accounting Supervisor. Mr. Stange joined the Company in 1994 as the Investor Relations Coordinator and was previously employed by Deloitte & Touche, LLP in St. Louis Missouri.

                                     PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

The material contained in the registrant's annual report to its shareholders (the "Annual Shareholders' Report") under the captions "Market Prices and Dividend Information" and "Number of Stockholders" included on page 28, is incorporated herein by this reference.


ITEM 6    SELECTED FINANCIAL DATA
------------------------------------
The  material  contained  in the Annual  Shareholders'  Report under the caption
"Selected   Consolidated  Financial  Data"  included  on  page  10  and  11,  is incorporated herein by this reference.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
----------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ------------------------
The material contained in the Annual Shareholders' Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 12 through 16, is incorporated herein by this reference.

ITEM 7(a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------------

None.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------

The Company's consolidated financial statements, the notes thereto and the report of Ernst and Young LLP, independent auditors, appearing in the Annual Shareholders' Report under the captions "Consolidated Financial Statements", "Notes to Consolidated Financial Statements" and "Report of Independent Auditors" included on pages 17 through 27, are incorporated herein by this reference.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          ------------------------

None.

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------------------------

The information regarding the directors of the Company contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders ("the Proxy Statement") under the caption "Election of Directors" is incorporated herein by this reference. The Proxy Statement is being filed with the Securities and Exchange Commission within 120 days of the end of the Company's most recent fiscal year end. The information regarding executive officers called for by item 401 of Regulation S-K is included in Part I as Item 4A, in accordance with General Instruction G(3) to Form 10-K, for the executive officers of the Company who are not also directors.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included in the Company's Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" is incorporated herein by this reference.

ITEM 11   EXECUTIVE COMPENSATION
------------------------------------

The material in the Proxy Statement under the caption "Executive Compensation" other than the material under the caption "Report of the Compensation Committee" is incorporated herein by this reference.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------------------------------------------------------------------------

The material in the Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners" is incorporated herein by this reference.


ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------

The material in the Proxy Statement under the caption "Transactions with Insiders and Others" is incorporated herein by this reference.


                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

(a) 1.  Financial Statements-O'Reilly Automotive, Inc. and Subsidiaries

     The following consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders' Report of the registrant for the year ended December 31, 1997, are incorporated herein by this reference in Part II, Item 8:

          Consolidated Balance Sheets as of December 31, 1997 and 1996

          Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995

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


(a) 3.  Management Contracts and Compensatory Plans or Arrangements

     Each of the Company's management contracts and compensatory plans or arrangements are identified in the Exhibit Index on Page E-1.

(b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1997.

(c) Exhibits

     See Exhibit Index on page E-1.

(d) Financial Statement Schedules



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES


---------------------------------- -------------------- --------------------------------------- ------------------- ----------------
             Col. A                      Col. B                         Col. C                        Col. D              Col. E
---------------------------------- -------------------- --------------------------------------- ------------------- ----------------
                                                                               Additions -
           Description                 Balance at          Additions -       Charged to Other      Deductions -     Balance at End
                                   Beginning of Period   Charged to Costs       Accounts -           Describe          of Period
                                                           and Expenses          Describe
---------------------------------- -------------------- ------------------- ------------------- ------------------- ----------------

Year Ended December 31, 1997:
Deducted from asset account:
   Allowance for doubtful                         $444                $662                  $0            $743 (1)           $363
     accounts

Year Ended December 31, 1996:
Deducted from asset account:
   Allowance for doubtful                         $386                $592                  $0            $534 (1)           $444
     accounts

Year Ended December 31, 1995:
Deducted from asset account:
   Allowance for doubtful                         $293                $467                  $0            $374 (1)           $386
     accounts

     (1)  Uncollectible accounts written off.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  O'REILLY AUTOMOTIVE, INC.
                                                  (Registrant)


Date:  March 31, 1998                             By /s/ David E. O'Reilly
                                                  ------------------------
                                                  David E. O'Reilly
                                                  President and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                Title                     Date

/s/David E. O'Reilly          Director, President and            March 31, 1998
---------------------------   Chief Executive Officer
David E. O'Reilly             (principal executive officer)

/s/James R. Batten            Vice-President of Finance/         March 31, 1998
---------------------------   Chief Financial Officer
James R. Batten               (principle financial officer)


/s/Lawrence P. O'Reilly       Director, President and            March 31, 1998
---------------------------   Chief Operating Officer
Lawrence P. O'Reilly

/s/Charles H. O'Reilly, Jr.   Director and Chairman              March 31, 1998
---------------------------   of the Board
Charles H. O'Reilly, Jr.

/s/Rosalie O'Reilly Wooten    Director and Executive             March 31, 1998
---------------------------   Vice-President
Rosalie O'Reilly Wooten

/s/Charles H. O'Reilly, Sr.   Director and Chairman Emeritus     March 31, 1998
---------------------------
Charles H. O'Reilly, Sr.

/s/Jay D. Burchfield          Director                           March 31, 1998
---------------------------
Jay D. Burchfield

/s/Joe C. Greene              Director                           March 31, 1998
---------------------------
Joe C. Greene

/s/Chris T. Stange            Director of Accounting/            March 31, 1998
----------------------------  Controller
Chris T. Stange               (principal accounting officer)


                                  EXHIBIT INDEX


Exhibit
  No.     Description
-------   ---------------------------------------------------------------------
 2.1*     Plan of Reorganization Among the Registrant, Greene County Realty Co.
          ("Greene County Realty") and Certain Shareholders.

 2.2 Agreement and Plan of Merger, dated as of December 23, 1997, by and among O'Reilly Automotive, Inc., Shamrock Acquisition, Inc. and Hi-Lo
          Automotive,  Inc., filed as Exhibit (c)(1) to the Registrants'  Tender
          Offer Statement on Schedule 14D-1 dated December 23, 1997.

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

10.2*     Lease between the Registrant and O'Reilly Investment Company.

10.3*     Lease between the Registrant and O'Reilly Real Estate Company.

10.4      Form of  Retirement  Agreement  between the  Registrant  and
          David  E.  O'Reilly,   Lawrence  P.  O'Reilly,   Charles  H.
          O'Reilly, Jr. and Rosalie O'Reilly Wooten, filed herewith.

10.7(a)   O'Reilly Automotive, Inc. Profit Sharing and Savings Plan, filed as
          Exhibit 4.1 to the Registrant's Registration  Statement on Form S-8,
          File No. 33-73892, and incorporated herein by this reference.

10.8*(a)  O'Reilly Automotive, Inc. 1993 Stock Option Plan.

10.9*(a)  O'Reilly Automotive, Inc. Stock Purchase Plan.

10.10*(a) O'Reilly Automotive, Inc. Director Stock Option Plan.

10.11*    Commercial and Industrial Real Estate Sale Contract between
          Westinghouse Electric Corporation and Registrant.

10.12*    Form of Assignment, Assumption and Indemnification Agreement between
          Greene County Realty and Shamrock Properties, Inc.






                                   Page E - 1



Exhibit
  No.         Description
-------   ----------------------------------------------------------------------
10.13     Loan commitment and construction loan agreement between the Registrant and Deck Enterprises, filed as Exhibit 10.13 to the Registrant's Annual
          Shareholders' Report on Form 10-K for the year ended December 31, 1993

10.14     Lease between the Registrant and Deck Enterprises, filed as
          Exhibit 10.14 to the Registrant's Annual Shareholders' Report on
          Form 10-K for the year ended December 31, 1993

10.15     Amended  Employment Agreement between the Registrant and Charles H.
          O'Reilly,  Jr.,  filed as  Exhibit  10.17 to the Registrant's Annual
          Shareholders'  Report on Form 10-K for the year ended
          December 31, 1996

10.16     Second Amendment to the O'Reilly Automotive, Inc. 1993 Stock Option
          Plan, filed as Exhibit 10.20 to the Registrant's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1997.

10.17 Credit Agreement between the Registrant and NationsBank, N.A., dated October 16, 1997, filed as Exhibit 10.17 to the Registrant's
          Quarterly  Report  on Form  10-Q for the quarter ended
          September 30, 1997.

10.18     O'Reilly Automotive, Inc. Performance Incentive Plan, filed as
          Exhibit 10.18 (a) to the Registrant's Annual Shareholders' Report on
          Form 10-K for the year ended December 31, 1996

10.19     Loan Agreement between the Registrant and Commerce Bank, N.A., dated
          October 1, 1997, filed as Exhibit 10.19 to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1997.

13.1 1997 Annual Report to Shareholders, filed herewith. Portions not specifically incorporated by reference in this Report are not deemed
          "filed" for the purposes of the Securities Exchange Act of 1934.

21.1      Subsidiaries of the Registrant, filed herewith.

23.1      Consent of Ernst & Young LLP, independent auditors, filed herewith.

27.1      Financial Data Schedule, filed herewith.

99.1      Certain Risk Factors, filed herewith.

--------------------

* Previously filed as Exhibit of same number to the Registration Statement of the Registrant on Form S-1, File No.33-58948, and incorporated herein by this reference.

(a) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.


                                   Page E - 2