Form 10-K/A
period 1997-12-31
OREILLY AUTOMOTIVE INC
filed 1998-04-17
CIK 898173

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
O'Reilly Automotive, Inc. and Subsidiaries

We have  audited  the  accompanying  consolidated  balance  sheets  of  O'Reilly
Automotive, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements . An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O'Reilly Automotive, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Ernst & Young, LLP

Ernst & Young, LLP

Kansas City, Missouri
February 16, 1998