Form 10-Q
period 1998-03-31
OREILLY AUTOMOTIVE INC
filed 1998-05-15
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

         Yes    X          No

Common stock,  $0.01 par value - 21,199,313  shares  outstanding as of March 31,
1998

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          Quarter Ended March 31, 1998

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                 Condensed Consolidated Balance Sheets
                 Condensed Consolidated Statements of Income
                 Condensed Consolidated Statements of Cash Flows
                 Notes to Condensed Consolidated Financial Statements


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                    OPERATIONS AND FINANCIAL CONDITION

PART II - OTHER INFORMATION

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE PAGE

EXHIBIT INDEX

PART I   Financial Information
ITEM 1.  Financial Statements

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 31,           December 31,
                                                   1998                 1997
                                                ------------        -----------
(In thousands, except share data)               (Unaudited)            (Note)

Assets
Current assets:
     Cash and cash equivalents                   $   1,878           $   2,285
     Short-term investments                          1,000               1,000
     Accounts receivable                            23,681              12,469
     Inventory                                     204,708             111,848
     Other current assets                           20,827               6,538
                                                ------------        ------------
     Total current assets                          252,094             134,140

Property and equipment, at cost                    170,149             137,533
Accumulated depreciation
     and amortization                             ( 30,096)           ( 29,093)
                                                ------------        ------------
                                                   140,053             108,440


Other assets                                        12,074               5,037
                                                ------------        ------------
Total assets                                    $  404,221          $  247,617
                                                ============        ============

Liabilities and stockholders' equity Current liabilities:
     Accounts payable                             $50,017            $ 29,713
     Income taxes payable                           4,521               2,501
     Other current liabilities                     27,337               8,033
     Current portion of long-term debt              2,000                 130
                                                ------------        ------------

Total current liabilities                           83,875              40,377

Long-term debt, less current portion               124,132              22,641
Other liabilities                                    6,649               2,560

Stockholders' equity:
     Common stock, $.01 par value:
       Authorized shares- 30,000,000
       Issued and outstanding shares -
          21,199,313 at March 31, 1998
          and 21,125,493 at December 31,
          1997                                         212                 211

     Additional paid-in capital                     78,783              77,077
     Retained earnings                             110,570             104,751
                                               -------------        ------------

Total stockholders' equity                         189,565             182,039
                                               -------------        ------------

Total liabilities and
     stockholders' equity                         $404,221            $247,617
                                               =============        ============

NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                                Three Months Ended
                                                                                     March 31,
                                                                       -----------------------------------

                                                                             1998               1997
                                                                       ----------------   ----------------
                                                                      (In thousands, except per share data)


Product sales                                                                 $118,269            $68,472

Cost of goods sold, including warehouse and distribution expenses               67,600             39,281
Operating, selling, general and administrative expenses                         40,067             21,263
                                                                       ----------------   ----------------
                                                                               107,667             60,544
                                                                       ----------------   ----------------
Operating income                                                                10,602              7,928
Other income (expense) , net                                                    (1,200)                46
                                                                       ----------------   ----------------

Income before income taxes                                                       9,402              7,974

Provision for income taxes                                                       3,583              2,967
                                                                       ----------------   ----------------


Net income                                                                    $  5,819           $  5,007
                                                                       ================   ================

Earnings per common share                                                        $0.28              $0.24
                                                                       ================   ================
Earnings per common share - assuming dilution                                    $0.27              $0.24
                                                                       ================   ================

Weighted average common shares outstanding                                      21,146             20,956
                                                                       ================   ================
Diluted weighted average common shares outstanding                              21,572             21,097
                                                                       ================   ================


See notes to condensed consolidated financial statements.


                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                  Three Months Ended March 31,
                                                                          ----------------------------------------------
                                                                                 1998                       1997
                                                                          -------------------        -------------------
                                                                                         (In thousands)

Net cash provided by operating activities                                             $3,726                     $9,500

Investing activities:
     Purchases of property and equipment                                            (11,429)                    (9,049)

     Acquisition of Hi-Lo Automotive, Inc., net of cash acquired                    (53,241)                         --
     Proceeds from sale of property and equipment                                         14                         25
     Other                                                                                17                         --
                                                                          -------------------        -------------------

Net cash used in investing activities                                               (64,639)                    (9,024)
                                                                          -------------------        -------------------

Financing activities:
     Borrowings on notes payable to banks                                                 --                      2,000
     Proceeds from issuance of long-term debt                                         82,496                         --
     Payments on long-term debt                                                     (22,525)                       (39)
     Proceeds from issuance of common stock                                              535                        141
                                                                          -------------------        -------------------

Net cash provided by financing activities                                             60,506                      2,102
                                                                          -------------------        -------------------

Net increase (decrease) in cash                                                        (407)                      2,578
Cash at beginning of period                                                            2,285                      1,207
                                                                          -------------------        -------------------

Cash at end of period                                                                 $1,878                     $3,785
                                                                          ===================        ===================


The Company refinanced the long-term borrowings of Hi-Lo Automotive, Inc. totaling $43.4 million in connection with the new credit facility.


See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1998


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the O'Reilly Automotive, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.

2. Debt

In connection with the acquisition of Hi-Lo Automotive, Inc. ("Hi/LO") in January 1998, the Company replaced its lines of credit with new, unsecured credit facilities totaling $175 million. The facilities are comprised of a $125 million five-year revolving credit facility which includes a $5 million sublimit for the issuance of letters of credit and a $50 million five-year term loan facility. These credit facilities are guaranteed by the subsidiaries of the Company and currently bear interest at the London Interbank Offered Rate ("LIBOR") plus 0.875%. The Company is required to meet various financial covenants as defined in the credit agreement.

3.  Segments of an Enterprise and Related Information

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Companys financial statements.

4.  Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, Statement 130 had no impact on the Company's net income or shareholders' equity as of March 31, 1998.

5.  Restatement

All share and per share information included in the financial statements as of March 31, 1997 and the three months then ended has been restated to reflect the retroactive effect of the stock split distributed on August 31, 1997.

6.  Business Acquisition

Effective January 31, 1998, the Company acquired all of the outstanding common shares of Hi-Lo Automotive, Inc. and its subsidiaries for $47.8 million or $4.35 per common share. This acquisition has been accounted for as a purchase by recording the assets and liabilities of Hi/LO at their estimated fair values at the acquisition date. The consolidated results of operations of the Company include the operations of Hi/LO from the acquisition date. Unaudited Pro Forma consolidated results of operations assuming the purchase was made at the beginning of each period are shown below: (amounts in thousands, except per share data)

                                         March 31,              March 31,
                                           1998                   1997
                                         ---------              ---------
         Net sales                        $136,039               $123,977

         Net income                         $4,588                 $4,529

         Net income per share                $0.22                  $0.22

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Product sales for the first quarter of 1998 increased by $49.8 million, or 72.7%, over product sales for the first quarter of 1997 due to the acquisition of 189 Hi-Lo Automotive, Inc. ("Hi/LO") stores on January 31, 1998, a 3.32% increase in O'Reilly comparable store product sales and a 1.4% decrease for Hi/LO comparable store product sales, and the opening of 12 new stores during the first quarter of 1998.

Gross profit increased 73.6% from $29.2 million (or 42.6% of product sales) in the first quarter of 1997 to $50.7 million (or 42.8% of product sales) in the first quarter of 1998. The increase in gross profit margin resulted primarily from improvements in the Company's product acquisition programs and changes in the product sales mix. The Company's product acquisition programs have resulted in lower product costs due to increased buying power and promotional programs and allowances offered by the Company's vendors.

Operating, selling, general and administrative expenses (OSG&A expenses) increased $18.8 million from $21.3 million (or 31.1% of product sales) in the first quarter of 1997 to $40.1 million (or 33.9% of product sales) in the first quarter of 1998. OSG&A expenses increased in dollar amount and as a percent of product sales primarily from the addition of the Hi/LO operation, which historically has generated a higher OSG&A ratio than O'Reilly, new store openings in the first quarter of 1998, additions to administrative staff and facilities in order to support the increased level of the Company's operations, changes in the timing of advertising programs and increased depreciation.

Other income, net, decreased by $1.2 million in the first quarter of 1998 compared to the first quarter of 1997. This decrease was primarily due to increased interest expense from the new credit facilities obtained to fund the acquisition of Hi/LO, and reduced interest income from short-term investments.

The Company's estimated provision for income taxes increased from 37.2% of income before income taxes in the first quarter of 1997 to 38.1% in the first quarter of 1998. The increase in the effective income tax rate was primarily due to more of the Company's sales occurring in states with higher income tax rates.

Principally as a result of the foregoing, net income increased from $5.0 million or 7.3% of product sales in the first quarter of 1997 to $5.8 million or 4.9% of product sales in the first quarter of 1998.


Liquidity and Capital Resources

Net cash of $3.7 million was provided by operating activities for the first three months of 1998 as compared to $9.5 million for the first three months of 1997. This decrease was principally the result of increases in inventory, other assets, and accrued expenses as offset by decreases in accounts payable. The increases in accrued expenses, inventory and other assets are primarily due to the acquisition of Hi/LO, the addition of new stores and increased sales levels in existing and newly opened stores.

Net cash used in investing activities has increased from $9.0 million in 1997 to $64.6 million in 1998 primarily due to the purchase of Hi/LO's net assets and the ongoing addition of new stores and improvements of existing stores as a result of the Company's accelerated store growth program.

Cash provided by financing activities has increased from $2.1 million in the first three months of 1997 to $60.5 million in the first three months of 1998. The increase was primarily due to the borrowings under the Company's new credit facilities during the first three months of 1998 utilized to acquire Hi/LO and assume Hi/LO's debt.

In order to fund the acquisition of Hi/LO, and the Company's continuing working capital and general corporate needs, the Company replaced its lines of credit in January 1998 with new, unsecured, syndicated credit facilities totaling $175 million. The facilities are comprised of a $125 million five-year revolving credit facility which includes a $5 million sublimit for the issuance of letters of credit and a $50 million five-year term loan facility.

Aside from the 189 stores acquired in the Hi/LO transaction, the Company plans to open an additional 38 stores in 1998 (for a net total of 50). The funds required for such planned expansions will be provided by the cash expected to be generated from operating activities, short-term investments and the existing bank credit facilities.

Management believes that the cash expected to be generated from operating activities, existing cash and short-term investments, existing and future bank credit facilities and trade credit will be sufficient to fund both the short and long-term capital and liquidity needs of the Company for the foreseeable future.


Year 2000

Management has developed a plan to modify the Company's information technology to recognize the year 2000 and has begun converting critical data processing systems. The Company's Year 2000 initiative is being managed by a team of internal staff and management. Management currently expects the project to be substantially complete by early 1999 and that the cost of the Year 2000 initiative, principally including internal costs, will not be material to the Company's results of operations or financial position. Furthermore, this project is not expected to have a significant effect on operations. The Company will continue to implement systems with strategic value though some projects may be delayed due to resource constraints.

Forward-Looking  Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. The forward-looking statements are subject to risks, uncertainties and assumptions including, but not limited to competitive pressures, demand for the Company's procedures, the market for auto parts, the economy in general, inflation, consumer debt levels and the weather. Actual results may materially differ from anticipated results described in these forward-looking statements. Certain risks are discussed in Exhibit 99.1 hereto.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable

Item 2.  Changes in Securities

On February 5, 1998, the Board of Directors amended the O'Reilly Automotive, Inc. 1993 Stock Option Plan (the "1998 Plan Amendment") in order to increase the number of shares of stock available for issuance thereunder from 2,000,000 to 3,000,000, subject to shareholder approval, which approval was obtained. See
Item 4 below.

On February 5, 1998, the Board of Directors amended the O'Reilly Automotive, Inc. Directors' Stock Option Plan (the "1998 Directors' Plan Amendment") in order to increase the number of shares of stock available for issuance thereunder from 100,000 to 150,000 subject to shareholder approval, which approval was obtained. See Item 4 below.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the Shareholders of the Company was held on May 8, 1998. Of the 21,149,429 shares entitled to vote at such meeting, 18,780,762 shares were present at the meeting in person or by proxy.

(b) The three individuals listed below were elected as Class II Directors of the Company, and, with respect to each such Director, the number of shares voted for and against were as follows:

                             Number of Shares Voted
Name of Nominee                           For                           Withheld

Rosalie O'Reilly Wooten.               18,546,179                       234,583

Lawrence P. O'Reilly                   18,546,439                       234,323

Joe C. Greene                          18,544,756                       236,006

The individuals listed below are Directors of the Company whose term of office continued after the meeting:

         Charles H. O'Reilly, Sr.
         Charles H. O'Reilly, Jr.
         David E. O'Reilly
         Jay Burchfield

(c) 18,470,838 shares were voted in favor of the amendment to the Company's 1993 Stock Option Plan, constituting a majority of the outstanding shares which was required for approval; 187,208 shares were voted against such amendment; 91,497 shares abstained and there were 31,219 non-voting shares.

(d) 18,530,414 shares were voted in favor of the amendment to the Directors' Stock Option Plan, constituting a majority of the outstanding shares which was required for approval; 150,023 shares were voted against such amendment; 100,225 shares abstained and there were 100 non-voting shares.


Item 5.  Other information

On April 30, 1998, the Company completed the sale of the seven California Hi/LO stores.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits: See Exhibit Index on page 14 hereof

     (b) Reports on Form 8-K: A Form 8-K was filed by the Registrant on February 2, 1998, to disclose the acquisition of Hi-Lo Automotive, Inc. on January 27, 1998, and is incorporated herein by this reference. This filing was amended by a Form 8-K/A which was filed by the Registrant on April 13, 1998, and is also incorporated herein by this reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     O'REILLY AUTOMOTIVE, INC.

May 15, 1998                         /s/ David E. O'Reilly
-------------------------------      ----------------------------------
Date                                 David E. O'Reilly, President and
                                      Chief Executive Officer


May 15, 1998                         /s/ James R. Batten
-------------------------------      ----------------------------------
Date                                 James R. Batten, Chief Financial Officer
                                     (Principal Financial Officer)


May 15, 1998                         /s/ Christopher T. Stange
-------------------------------      ----------------------------------
Date                                 Christopher T. Stange, Corporate Controller
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX


Number                        Description
------        ---------------------------------------------------
 10.20        Credit  Agreement  between the Registrant and  NationsBank,  N.A., dated January 27, 1998, filed herewith

 10.21 Third Amendment to the O'Reilly Automotive, Inc. 1993 Stock Option Plan, filed herewith

 10.22 Second Amendment to the O'Reilly Automotive, Inc. Directors' Stock Option Plan, filed herewith

 10.23 O'Reilly Automotive, Inc. Deferred Compensation Plan, filed here-with

 10.24 Trust Agreement between the Registrant's Deferred Compensation Plan and Bankers Trust Company, dated February 2, 1998.

 27.1         Financial Data Schedule

 99.1         Certain Risk Factors, filed herewith.