Form 10-Q
period 1998-06-30
O REILLY AUTOMOTIVE INC
filed 1998-08-14
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

         Yes    X       No

Common stock,  $0.01 par value - 21,250,028  shares  outstanding  as of June 30,
1998

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           Quarter Ended June 30, 1998

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
     Condensed Consolidated Balance Sheets                                 3
     Condensed Consolidated Statements of Income                           4
     Condensed Consolidated Statements of Cash Flows                       5
     Notes to Condensed Consolidated Financial Statements                  6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION                             8


PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                             10

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           10

   ITEM 5 - OTHER INFORMATION                                             11

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              11

SIGNATURE PAGE                                                            12

EXHIBIT INDEX                                                             13

PART I   Financial Information
ITEM 1.  Financial Statements

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             June 30,               December 31,
                                               1998                       1997
                                           ------------             ------------
                                           (Unaudited)                 (Note)
                                             (In thousands, except share data)

Assets
Current assets:
  Cash and cash equivalents                  $  1,416                   $  2,285
  Short-term investments                        1,000                      1,000
  Accounts receivable                          25,554                     12,469
  Inventory                                   213,922                    111,848
  Deferred income taxes                         2,020                      1,424
  Other current assets                         12,946                      5,114
                                            ----------                 ---------
Total current assets                          256,858                    134,140

Property and equipment, at cost               225,413                    137,533
Accumulated depreciation
  and amortization                             74,673                     29,093
                                            ----------                 ---------
                                              150,740                    108,440

Other assets                                   13,947                      5,037
                                            ----------                 ---------
Total assets                                 $421,545                   $247,617
                                            ==========                 =========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                           $ 44,758                   $ 29,713
  Income taxes payable                          2,955                      2,501
  Other current liabilities                    25,769                      8,033
  Current portion of long-term debt             6,966                        130
                                            ----------                 ---------
Total current liabilities                      80,448                     40,377

Long-term debt, less current portion          130,754                     22,641
Other liabilities                              12,671                      2,560

Stockholders' equity:
  Common stock, $.01 par value:
    Authorized shares- 30,000,000
    Issued and outstanding shares -
      21,250,028 in 1998
      and 21,125,493 in 1997                      212                        211
  Additional paid-in capital                   79,218                     77,077
  Retained earnings                           118,242                    104,751
                                            ----------                 ---------
Total stockholders' equity                    197,672                    182,039
                                            ----------                 ---------
Total liabilities and stockholders' equity   $421,545                   $247,617
                                            ==========                 =========

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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                   ---------------------   ---------------------
                                     1998        1997        1998        1997
                                   ---------   ---------   ---------   ---------
                                        (In thousands, except per share data)

Product sales                       $165,242    $ 82,448    $283,511    $150,920

Cost of goods sold,
  including warehouse and
  distribution expenses               99,041      47,733     166,641      87,014
  expenses expenses expenses

Operating, selling, general
  and administrative expenses         52,456      25,222      92,289      46,485
                                   ---------   ---------   ---------   ---------
                                     151,497      72,955     258,930     133,499
                                   ---------   ---------   ---------   ---------

Operating income                      13,745       9,493      24,581      17,421
Other income (expense), net           (1,370)        191      (2,815)        237
                                   ---------   ---------   ---------   ---------

Income before income taxes            12,375       9,684      21,766      17,658

Provision for income taxes             4,703       3,602       8,275       6,569
                                   ---------   ---------   ---------   ---------

Net income                          $  7,672    $  6,082    $ 13,491    $ 11,089
                                   =========   =========   =========   =========

Net income per share                   $0.36       $0.29       $0.64       $0.53
                                   =========   =========   =========   =========
Net income per share -
  assuming dilution                    $0.35       $0.29       $0.62       $0.52
                                   =========   =========   =========   =========

Weighted average
  common shares outstanding           21,226      21,022      21,186      20,988
                                   =========   =========   =========   =========
Diluted weighted average
  common shares outstanding           21,735      21,210      21,654      21,152
                                   =========   =========   =========   =========


See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Six Months Ended June 30,
                                                 -------------------------------
                                                    1998                  1997
                                                 ---------             ---------
                                                         (In thousands)

Net cash provided by (used in)
   operating activities                          ($ 3,304)             $  7,730

Investing activities:
  Purchases of property and equipment             (20,740)              (16,022)
  Acquisition of Hi-Lo Automotive, Inc.,
    net of cash acquired                          (49,296)                   --
  Proceeds from sale of property and equipment      2,401                   242
  Other                                                34                  (489)
                                                 ---------             ---------
Net cash used in investing activities             (67,601)              (16,269)

Financing activities:
  Borrowings on notes payable to banks                 --                 9,200
  Payments on notes payable to banks                   --                  (500)
  Proceeds from issuance of long-term debt        109,196                    --
  Payments on long-term debt                      (40,024)                  (69)
  Proceeds from issuance of common stock              864                   709
                                                 ---------             ---------
Net cash provided by financing activities          70,036                 9,340
                                                 ---------             ---------

Net increase (decrease) in cash                      (869)                  801
Cash at beginning of period                         2,285                 1,207
                                                 ---------             ---------
Cash at end of period                            $  1,416              $  2,008
                                                 =========             =========


See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the O'Reilly Automotive, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.

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

3.  Segments of an Enterprise and Related Information

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's financial statements.

4.  Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, Statement 130 had no impact on the Company's net income or shareholders' equity as of June 30, 1998.

5.  Restatement

All share and per share information included in the financial statements as of June 30, 1997 and the three and six months then ended has been restated to reflect the retroactive effect of the two-for-one stock split effected on August 31, 1997.

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

                                         Six months ended June 30,
                                      --------------------------------
                                        1998                    1997
                                      --------                --------
         Net sales                    $301,281                $270,185

         Net income                   $12,271                 $11,708

         Net income per share         $0.58                   $0.56


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Product sales for the second quarter of 1998 increased by $82.8 million, or 100.4%, over product sales for the second quarter of 1997 due to the additional sales from the acquired Hi-Lo Automotive, Inc. ("Hi/LO") stores and a 6.0% increase in comparable store product sales for the quarter (O'Reilly stores increased 8.6% and Hi/LO stores increased 2.9%). Product sales for the first six months of 1998 increased by $132.6 million, or 87.9% over product sales for the first six months of 1997 due the acquisition discussed above, the impact of opening of 21 new O'Reilly stores during the last two quarters of 1997 and the opening of 14 new stores, net, during the first and second quarters of 1998, in addition to a 4.1% increase (O'Reilly stores increased 6.1% and Hi/LO stores increased 1.2%) in comparable store product sales. At June 30, 1998, O'Reilly had 462 stores in operation compared to 239 at June 30, 1997.

Gross profit increased 90.7% from $34.7 million (or 42.1% of product sales) in the second quarter of 1997 to $66.2 million (or 40.1% of product sales) in the second quarter of 1998. Gross profit for the first six months increased 82.9% from $63.9 million (or 42.3% of product sales) in 1997 to $116.9 million or (41.2% of product sales) in 1998. The decrease in gross profit margin was due to inclusion of five months of Hi/LO operations which currently has a higher cost of sales, offset partially by continued improvements in the Company's product acquisition programs and conversions in the product lines in the Hi/LO stores.

Operating, selling, general and administrative expenses (OSG&A expenses) increased $27.2 million from $25.2 million (or 30.6% of product sales) in the second quarter of 1997 to $52.5 million (or 31.7% of product sales) in the second quarter of 1998. OSG&A expenses increased $45.8 million from $46.5 million (or 30.8% of product sales) in the first six months of 1997 to $92.3 million (or 32.6% of product sales) in the first six months of 1998. OSG&A expenses increased in dollar amount and as a percent of product sales primarily from the Hi/LO acquisition and the addition of team members and resources in order to support the increased level of the Company's operations.

Other income (expense), net, decreased by $1.6 million in the second quarter of 1998 compared to the second quarter of 1997 and by $3.1 million for the first six months of 1998 compared to the first six months of 1997. These decreases were primarily due to increased interest expense from higher balances on long-term debt principally resulting from the Hi/LO acquisition and growth and scope of operations.

The Company's estimated provision for income taxes increased from 37.2% of income before income taxes in the second quarter and the first six months of 1997 to 38.0% in the same periods in 1998. The increase in the effective income tax rate was primarily due to changes in the mix of taxable income among the states in which the Company operates.

Principally as a result of the foregoing, net income increased from $6.1 million or 7.4% of product sales in the second quarter of 1997 to $7.7 million or 4.6% of product sales in the second quarter of 1998 and from $11.1 million or 7.3% of product sales in the first six months of 1997 to $13.5 million or 4.8% of product sales in the first six months of 1998.


Liquidity and Capital Resources

Net cash of $3.3 million was used in operating activities for the first six months of 1998 as compared to $7.7 million net cash provided by operating activities for the first six months of 1997. This decrease was principally the result of increases in inventory, accounts receivable and other assets, as offset by increases in accounts payable and accruals. These increases are primarily due to the acquisition of Hi/LO and the addition of new stores and increased sales levels in existing and newly opened stores.

Net cash used in investing activities has increased from $16.3 million in 1997 to $67.6 million in 1998 primarily due to the acquisition of Hi/LO and an increase in purchases of property and equipment as a result of the Company's accelerated store growth program.

Cash provided by financing activities has increased from $9.3 million in the first six months of 1997 to $70.0 million in the first six months of 1998. The increase was primarily due to increased net borrowings under the Company's credit facilities during the first six months of 1998.

In order to fund the acquisition of Hi/LO, the Company's continuing store growth program, and the Company's working capital and general corporate needs, the Company replaced its lines of credit in January 1998 with new, unsecured, syndicated credit facilities totaling $175 million. The facilities are comprised of a $125 million five-year revolving credit facility which includes a $5 million sublimit for the issuance of letters of credit and a $50 million five-year term loan facility.

In addition to the 189 stores acquired in the Hi/LO transaction and the 14 net stores (21 new stores less the April 1998 disposal of the seven Hi/LO stores located in California) opened in the first six months of 1998, the Company plans to open an additional 29 stores in 1998. The funds required for such planned expansions will be provided by the existing cash and short-term investments and the existing bank credit facilities.

Management believes that the cash expected to be generated from operating activities, existing cash and short-term investments, existing bank credit facilities and trade credit will be sufficient to fund both the short and long-term capital and liquidity needs of the Company for the foreseeable future.

Inflation and Seasonality

The Company has been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. As a result, management does not believe its operations have been materially affected by inflation.

The Company's business is seasonal to some extent primarily as a result of the impact of weather conditions on store sales. Store sales and profits have historically been higher in the second and third quarters (April through September) of each year than in the first and fourth quarters.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. The forward-looking statements are subject to risks, uncertainties and assumptions including, but not limited to competitive pressures, demand for the Company's products, the market for auto parts, the economy in general, inflation, consumer debt levels and the weather. Actual results may materially differ from anticipated results described in these forward-looking statements. Certain risks are discussed in Exhibit 99.1 hereto.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In July 1997, Hi-Lo Auto Supply, L.P., ("Hi-Lo Auto Supply"), one of the subsidiaries acquired by the Company effective January 31, 1998, was served with a purported class action petition styled "Charles Beresky vs. Hi-Lo Auto Supply, L.P.," Cause No. B-157-070 in the District Court of Jefferson County, Texas, 60th Judicial District. The petition alleges that Hi-Lo Auto Supply developed a scheme to promote, offer and sell "old", "used" and "out of warranty" batteries as if the batteries were new and seeks certification as a class action on behalf of all persons and entities in the United States that have purchased a battery from Hi-Lo Auto Supply during the period May 5, 1990 to the present. In the petition, the plaintiffs purport to state causes of action for deceptive trade practices violations, breach of contract, negligence, fraud, negligent misrepresentation and breach of warranty, and the plaintiffs seek actual damages, treble damages, punitive damages, attorneys' fees and pre- and post-judgement interest.

     This lawsuit is similar to class action litigation brought against a number of retail auto parts chains and other retailers of aftermarket automotive batteries. While it is too early to predict the impact of this litigation, the Company believes the claims are without merit and intends to vigorously defend this action.

The Company and/or its subsidiaries are also party to various routine claims and lawsuits arising in the normal course of the Company's business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial position.


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

(b) The three individuals listed below were elected as Class II Directors of the Company, and, with respect to each such Director, the number of shares voted for and against were as follows:

                                             Number of Shares Voted
                                       ----------------------------------
    Name of Nominee                       For                    Withheld
------------------------               ----------                --------
Rosalie O'Reilly Wooten                18,546,179                 234,583

Lawrence P. O'Reilly                   18,546,439                 234,323

Joe C. Greene                          18,544,756                 236,006

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

Item 5.  Other information

On April 30, 1998, the Company completed the sale of the seven Hi/LO stores located in California.

Unless otherwise required by law, under applicable regulations of the Securities and Exchange Commission, proxies solicited by the Company in connection with its 1999 annual meeting of shareholders shall confer upon the individuals named therein discretionary voting authority to vote on matters the Company did not receive notice of by March 6, 1999.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:  See Exhibit Index on page 13 hereof

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


                                          O'REILLY AUTOMOTIVE, INC.

August 14, 1998                           /s/  David E. O'Reilly
-----------------------------             --------------------------------------
Date                                      David E. O'Reilly, President and
                                             Chief Executive Officer


August 14, 1998                           /s/  James R. Batten
-----------------------------             --------------------------------------
Date                                      James R. Batten, Vice-President of
                                             Finance and Chief Financial Officer


August 14, 1998                           /s/  Chris Stange
-----------------------------             --------------------------------------
Date                                      Chris Stange, Corporate Controller and
                                             Principal Accounting Officer

                                  EXHIBIT INDEX


Number                   Description                                       Page
------    -------------------------------------------------------          ----
 27.1     Financial Data Schedule                                            14
 99.1     Certain Risk Factors, filed herewith.                              15