Form 10-Q/A
period 1998-03-31
O REILLY AUTOMOTIVE INC
filed 1998-09-14
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from __________ to __________

                         Commission file number: 0-21318

                           O'REILLY AUTOMOTIVE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

        Missouri                                            44-0618012

(State or Other Jurisdiction of                             (IRS Employer
 Incorporation or Organization)                             Identification No.)

233 South Patterson, Springfield, Missouri                     65801
 (Address of Principal Executive Offices)                   (Zip Code)

                                 (417) 862-6708
              (Registrant's Telephone Number, Including Area Code)


              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X            No

Common Stock, $0.01 par value - 21,199,313 shares outstanding as of March 31, 1998.

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


                                     O'REILLY AUTOMOTIVE, INC.


September 14, 1998                   /s/ David E. O'Reilly
                                     David E. O'Reilly, President and
                                     Chief Executive Officer


September 14, 1998                   /s/ James R. Batten
                                     James R. Batten, Chief Financial Officer
                                     (Principal Financial Officer)


September 14, 1998                   /s/ Christopher T. Stange
                                     Christopher T. Stange, Corporate Controller
                                     (Principal Accounting Officer)


                                  EXHIBIT INDEX

Number         Description
------         -----------

*10.20         Credit Agreement between the Registrant and
               NationsBank, N.A., dated January 27, 1998.

 10.21         Third Amendment to the O'Reilly Automotive, Inc.
               1993 Stock Option Plan, filed herewith.

 10.22         First Amendment to the O'Reilly Automotive, Inc.
               Directors' Stock Option Plan, filed herewith.

*10.23         O'Reilly Automotive, Inc. Deferred Compensation Plan.

*10.24         Trust Agreement between the Registrant's Deferred
               Compensation Plan and Bankers Trust Company, dated February 2, 1998.

*27.1          Financial Data Schedule.

*99.1          Certain Risk Factors.


*Previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 1998, dated May 15, 1998.