Form 10-Q
period 1998-09-30
O REILLY AUTOMOTIVE INC
filed 1998-11-17
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

         Yes    X       No

Common stock, $0.01 par value - 21,286,884 shares outstanding as of September 30, 1998

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        Quarter Ended September 30, 1998

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          Page

   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
      Condensed Consolidated Balance Sheets                                3
      Condensed Consolidated Statements of Income                          4
      Condensed Consolidated Statements of Cash Flows                      5
      Notes to Condensed Consolidated Financial Statements                 6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION                             8


PART II - OTHER INFORMATION

   ITEM 5 - OTHER INFORMATION                                             10

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              10

SIGNATURE PAGE                                                            11

EXHIBIT INDEX                                                             12

PART I   Financial Information
ITEM 1.  Financial Statements

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                              September 30,         December 31,
                                                   1998                  1997
                                               ------------          -----------
                                               (Unaudited)             (Note)
                                               (In thousands, except share data)
Assets
Current assets:
   Cash and cash equivalents                    $   1,584             $   2,285
   Short-term investments                           1,000                 1,000
   Accounts receivable                             26,459                12,469
   Inventory                                      234,849               111,848
   Deferred income                                  7,255                 1,424
   Other current assets                             5,965                 5,114
                                                ---------             ---------

Total current assets                              277,112               134,140

Property and equipment, at cost                   241,591               137,533
Accumulated depreciation and amortization          78,354                29,093
                                                ---------             ---------

                                                  163,237               108,440
Other assets                                       13,717                 5,037
                                                ---------             ---------

Total assets                                     $454,066              $247,617
                                                =========             =========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                              $ 40,090              $ 29,713
   Income taxes payable                             3,697                 2,501
   Other current liabilities                       33,359                 8,033
   Current portion of long-term debt                7,098                   130
                                                ---------             ---------

Total current liabilities                          84,244                40,377

Long-term debt, less current portion              160,474                22,641
Other liabilities                                   2,616                 2,560

Stockholders' equity:
   Common stock, $.01 par value:
     Authorized shares- 30,000,000
     Issued and outstanding shares -
       21,286,884 in 1998
       and 21,125,493 in 1997                         213                   211
   Additional paid-in capital                      79,916                77,077
   Retained earnings                              126,603               104,751
                                                ---------              --------

Total stockholders' equity                        206,732               182,039
                                                ---------              --------

Total liabilities and stockholders' equity       $454,066              $247,617
                                                =========              ========

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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                   --------------------    --------------------
                                     1998        1997        1998        1997
                                   --------    --------    --------    --------
                                      (In thousands, except per share data)

Product sales                      $172,784    $ 87,517    $456,295    $238,437

Cost of goods sold,
  including warehouse and
  distribution expenses             103,439      50,986     270,080     138,000
Operating, selling, general
  and administrative expenses        53,910      26,064     146,199      72,549
                                   --------    --------    --------    --------
                                    157,349      77,050     416,271     210,549
                                   --------    --------    --------    --------

Operating income                     15,435      10,467      40,016      27,888
Other income (expense), net          (1,955)         76      (4,770)        313
                                   --------    --------    --------    --------

Income before income taxes           13,480      10,543      35,246      28,201

Provision for income taxes            5,119       3,922      13,394      10,491
                                   --------    --------    --------    --------

Net income                         $  8,361    $  6,621    $ 21,852    $ 17,710
                                   ========    ========    ========    ========

Net income per share                  $0.39       $0.31       $1.03       $0.84
                                   ========    ========    ========    ========
Net income per share
   - assuming dilution                $0.38       $0.31       $1.00       $0.83
                                   ========    ========    ========    ========

Weighted average common
   shares outstanding                21,256      21,081      21,209      21,019
                                   ========    ========    ========    ========
Diluted weighted average
   common shares outstanding         21,883      21,347      21,744      21,221
                                   ========    ========    ========    ========


See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Nine Months Ended September 30,
                                              ---------------------------------
                                                 1998                    1997
                                              ----------             ----------
                                                        (In thousands)

Net cash provided by (used in)
  operating activities                         ($16,698)               $14,225

Investing activities:
  Purchases of property and equipment           (37,335)               (25,070)
  Acquisition of Hi-Lo Automotive, Inc.,
    net of cash acquired                        (49,296)                    --
  Proceeds from sale of property
    and equipment                                 2,627                    283
  Other                                            (455)                  (786)
                                              ----------              ---------

Net cash used in investing activities           (84,459)               (25,573)

Financing activities:
  Borrowings on notes payable to banks               --                 11,200
  Payments on notes payable to banks                 --                   (500)
  Proceeds from issuance of long-term debt      145,241                     --
  Payments on long-term debt                    (46,217)                   (95)
     Proceeds from issuance of common stock       1,432                   1,161
                                             -----------             ----------

Net cash provided by financing activities       100,456                  11,766
                                             -----------            -----------

Net increase (decrease) in cash                    (701)                   418
Cash at beginning of period                       2,285                  1,207
                                             -----------            -----------

Cash at end of period                           $ 1,584                $ 1,625
                                             ===========            ===========


See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1998


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the O'Reilly Automotive, Inc. and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.

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

4.  Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, Statement 130 had no impact on the Company's net income or shareholders' equity as of September 30, 1998.

5.  Restatement

All share and per share information included in the financial statements as of September 30, 1997 and the three and nine months then ended has been restated to reflect the retroactive effect of the two-for-one stock split effected on August 31, 1997.

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

                                 Nine months ended September 30,
                               -----------------------------------
                                 1998                       1997
                               --------                   --------
      Net sales                $474,064                   $422,996

      Net income                $25,505                    $19,643

      Net income per share        $1.09                      $0.93

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Product sales for the third quarter of 1998 increased by $85.3 million, or 97.4%, over product sales for the third quarter of 1997 due to the additional sales from the acquired Hi-Lo Automotive, Inc. ("Hi/LO") stores and a 6.1% increase in comparable store product sales for the quarter (O'Reilly stores increased 9.3% and Hi/LO stores increased 2.2%). Product sales for the first nine months of 1998 increased by $217.9 million, or 91.4% over product sales for the first nine months of 1997 due the acquisition discussed above, the impact of opening of 10 net, new O'Reilly stores during the last quarter of 1997 and the opening of 36 net, new stores during the first three quarters of 1998, in addition to a 4.9% increase in comparable store product sales (O'Reilly stores increased 7.3% and Hi/LO stores increased 1.6%). At September 30, 1998, O'Reilly operated 477 stores compared to 249 stores at September 30, 1997.

Gross profit increased 89.8% from $36.5 million (or 41.7% of product sales) in the third quarter of 1997 to $69.3 million (or 40.1% of product sales) in the third quarter of 1998. Gross profit for the first nine months increased 85.4% from $100.4 million (or 42.1% of product sales) in 1997 to $186.2 million or (40.8% of product sales) in 1998. The decrease in gross profit margin was due to inclusion of eight months of Hi/LO operations which currently has a higher cost of sales, offset partially by continued improvements in the Company's product acquisition programs and conversions in the product lines in the Hi/LO stores.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $27.8 million from $26.1 million (or 29.8% of product sales) in the third quarter of 1997 to $53.9 million (or 31.2% of product sales) in the third quarter of 1998. OSG&A expenses increased $73.7 million from $72.5 million (or 30.4% of product sales) in the first nine months of 1997 to $146.2 million (or 32.0% of product sales) in the first nine months of 1998. OSG&A expenses increased in dollar amount and as a percent of product sales primarily from the Hi/LO acquisition and the addition of team members and resources in order to support the increased level of the Company's operations.

Other income (expense), net, decreased by $2.0 million in the third quarter of 1998 compared to the third quarter of 1997 and by $5.1 million for the first nine months of 1998 compared to the first nine months of 1997. These decreases were primarily due to increased interest expense from higher balances on long-term debt principally resulting from the Hi/LO acquisition and growth in the scope of the Company's operations.

The Company's estimated provision for income taxes increased from 37.2% of income before income taxes in the third quarter and the first nine months of 1997 to 38.0% in the same periods in 1998. The increase in the effective income tax rate was primarily due to changes in the mix of taxable income among the states in which the Company operates.

Principally as a result of the foregoing, net income increased from $6.6 million or 7.6% of product sales in the third quarter of 1997 to $8.4 million or 4.8% of product sales in the third quarter of 1998 and from $17.7 million or 7.4% of product sales in the first nine months of 1997 to $21.9 million or 4.8% of product sales in the first nine months of 1998.


Liquidity and Capital Resources

Net cash of $16.7 million was used in operating activities for the first nine months of 1998 as compared to $7.7 million net cash provided by operating activities for the first nine months of 1997. This decrease was principally the result of increases in inventory, accounts receivable and other assets, as offset by increases in accounts payable and accruals. These increases are primarily due to the acquisition of Hi/LO and the addition of new stores and increased sales levels in existing and newly opened stores.

Net cash used in investing activities has increased from $16.3 million in 1997 to $84.5 million in 1998 primarily due to the acquisition of Hi/LO and an increase in purchases of property and equipment as a result of the Company's accelerated store growth program.

Cash provided by financing activities has increased from $9.3 million in the first nine months of 1997 to $100.5 million in the first nine months of 1998. The increase was primarily due to increased net borrowings under the Company's credit facilities during the first nine months of 1998.

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

In addition to the 189 stores acquired in the Hi/LO transaction and the 36 net new stores (43 new stores less the disposal in April 1998 of the seven Hi/LO stores located in California) opened in the first nine months of 1998, the Company plans to open an additional 14 stores in 1998. The funds required for such planned expansions will be provided by the existing cash and short-term investments and the existing and available bank credit facilities.

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

Year 2000 Readiness

The advent of the Year 2000 ("Y2K") poses certain technological challenges from a reliance in computer technologies on two digits rather than four digits to represent the calendar year (e.g. "98" for "1998"). Computer technologies programmed in this manner, if not corrected, could produce inaccurate or unpredictable results or system failures in connection with the transition from 1999 to 2000, when dates will have a lower two-digit number than dates in the prior century. The Company has completed the identification of all necessary internal software changes to ensure that it does not experience any loss of critical business functionality due to the Y2K problem. The Company has appointed an internal Y2K project manager and remediation team and has adopted a four phase approach of assessment, remediation, testing and contingency planning. The scope of the project includes all internal software, hardware, operating systems and assessment of risk to the business from vendors' preparedness with respect to the Y2K problems. The assessment of all internal systems has been completed, the remediation and testing phases are in progress, and contingency planning for certain information technology systems has begun. The Company believes that this approach of assessment (including prioritization by business risk), remediation (including conversions to new software), testing of necessary changes, and contingency planning will minimize the business risk of the Y2K problem from internal systems.

The Company is utilizing internal personnel to correct, replace, and test its software and plans to complete the Y2K project no later than June 30, 1999. The total cost of the Y2K project is estimated at $0.1 million. Of the total project cost, approximately $50,000 represents the purchase of replacements or upgrades of software and hardware, which will be capitalized. The remaining will be expensed as incurred during 1998 and 1999. As of the end of the Company's third quarter, the Company had spent approximately $25,000 on the Y2K project.

Ongoing communications have been established with all significant vendors to monitor their progress in resolving their own issues related to the Y2K problem, most of which the Company believes, are making substantial progress. However, the most likely worst case scenario for the Company would entail failure of one or more of the Company's significant vendors to continue operations (even temporarily) following transition to the Year 2000. The Company cannot guarantee that its business partners will adequately address issues related to the Y2K problem in a timely manner or that the failure of its business partners to correct these issues would not have a material adverse effect on the Company.

The Company has already begun to develop contingency plans in the event of a business interruption caused by the Y2K problem. Contingency plans are in place for some, but not all, of the Company's internal information technology systems. Elements of the Company's contingency plans will include: switching vendors, back-up systems that do not rely on computers, and the stockpiling of certain products in the months before the Year 2000.

The cost and time estimated for the Year 2000 project are based on the Company's best current estimates. There can be no guarantee that these estimates will be achieved and that planned results will be achieved. Risk factors include, but are not limited to, the retention of internal personnel dedicated to the project, the timely delivery of software corrections from external vendors, and the successful completion of key business partners' Y2K projects.

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

PART II - OTHER INFORMATION


Item 5.  Other information

In October 1998, the Company announced it had entered into a definitive agreement to purchase the assets of Hinojosa Auto Parts ("Hinojosa") effective April 1, 1999. Under the terms of the agreement, the Company will purchase the inventory, fixtures, certain real estate and other assets for approximately $6 million. Additionally, the Company will not assume any liabilities of Hinojosa.

Unless otherwise required by law, under applicable regulations of the Securities and Exchange Commission, proxies solicited by the Company in connection with its 1999 annual meeting of shareholders shall confer upon the individuals named therein discretionary voting authority to vote on matters the Company did not receive notice of by March 6, 1999.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:  See Exhibit Index on page 12 hereof

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        O'REILLY AUTOMOTIVE, INC.

November 16, 1998                       /s/  David E. O'Reilly
---------------------------             ---------------------------------------
Date                                    David E. O'Reilly, President and
                                          Chief Executive Officer


November 16, 1998                       /s/  James R. Batten
---------------------------             ---------------------------------------
Date                                    James R. Batten, Vice-President of
                                          Finance and Chief Financial Officer


November 16, 1998                       /s/  Chris Stange
---------------------------             ---------------------------------------
Date                                    Chris Stange, Corporate Controller and
                                          Principal Accounting Officer

                                  EXHIBIT INDEX


      Number                    Description                              Page
       27.1              Financial Data Schedule                           13
       99.1              Certain Risk Factors, filed herewith.             14