Form 10-K
period 1998-12-31
O REILLY AUTOMOTIVE INC
filed 1999-03-25
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1998

                                     OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

  For the transition period from ___________________ to ____________________

                        Commission file number 0-21318

                              O'REILLY AUTOMOTIVE, INC.
------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                 Missouri                               44-0618012
------------------------------------------------------------------------------
       (State or other jurisdiction         (IRS Employer Identification No.)
            of incorporation or
               organization)

                            233 South Patterson
                        Springfield, Missouri 65801
------------------------------------------------------------------------------
             (Address of principal executive offices, zip code)

                               (417) 862-6708
------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days    Yes X     No
                                       ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

At February 26, 1999, an aggregate of 21,376,421 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $939,226,498 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

                    DOCUMENTS INCORPORATED BY REFERENCE

As provided here, portions of the registrant's documents specified below are incorporated here by reference:

         Document                                     Part-Form 10-K
------------------------------------------     -------------------------------

Portions of the Annual Shareholders'
Report for the Year Ended December 31, 1998    Parts I, II and IV

Proxy Statement for 1999 Annual Meeting of
Shareholders (to be filed pursuant to
Regulation 14A within 120 days of the end of             Part III
registrant's most recently completed fiscal
year)

The information contained in this Form 10-K includes statements regarding matters which are not historical facts (including statements as to O'Reilly Automotive, Inc.'s plans, beliefs or expectations) which are forward-looking statements within the meaning of the federal securities laws. Because such forward-looking statements involve certain risks and uncertainties, our actual results and the timing of certain evens could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed in the Sections captioned "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (incorporated here by reference) and the risk factors discussed below. Unless otherwise indicated, "we," "us," "our" and similar terms, as well as references to the "Company" and "O"Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.


                                    PART I

Item 1.  Business

     O'Reilly Automotive, Inc. is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself ("DIY") customers and professional installers. At December 31, 1998 we operated 491 stores in Texas, Missouri, Oklahoma, Kansas, Iowa, Arkansas, Louisiana, Nebraska and Illinois. Our stores carry an extensive product line consisting of:

    o new and remanufactured automotive hard parts, such as alternators, starters, fuel pumps, water pumps, brake shoes and pads, chassis parts and engine parts;

    o maintenance items, such as oil, antifreeze, fluids, engine additives and appearance products;

    o  accessories, such as floor mats and seat covers; and

    o a complete line of autobody paint and related materials, automotive tools and professional service equipment.

We do not sell tires or perform automotive repairs or installations.

     We were founded in 1957 by Charles F. O'Reilly and his son, Charles H. "Chub" O'Reilly, Sr. (one of our current directors), and initially operated from a single store in Springfield, Missouri. The O'Reilly family has managed the company since our inception.

     Our goal is to continue to achieve growth in sales and profitability by capitalizing on our competitive advantages and executing our growth and expansion strategies.

     See "Risk Factors" beginning on page 11 for a description of certain risks relevant to an investment in our common stock. These risk factors include, among others, risks related to competition in the automotive aftermarket business, our growth strategy, our acquisition strategy, our sensitivity to regional economic and weather conditions, our dependence upon key and other personnel, the significant voting control held by our principal shareholders and the Year 2000 issue.

Competitive Advantages

     Proven Ability to Execute Dual Market Strategy. We have an established track record of serving both DIY customers and professional installers. We believe our ability to execute a dual market strategy is a competitive advantage which enables us to:

    o  target a larger base of consumers of automotive aftermarket parts;

    o  capitalize on our existing retail and distribution infrastructure;

    o profitably operate both in large markets and less densely populated geographic areas which typically attract fewer competitors; and

    o enhance service levels offered to our DIY customers by offering a broad selection of stock keeping units ("SKUs") and extensive product knowledge required by professional installers.

     We have been committed to a dual market strategy for over 20 years and from the mid-1980's through 1997 derived approximately 50% of our product sales from our DIY customers and approximately 50% from our professional installer customers. As a result of our acquisition of Hi/LO, which derived approximately 65% of its sales from DIY customers and approximately 35% from professional installers prior to the acquisition, for 1998 we derived approximately 57% of our product sales from our DIY customers and approximately 43% from our professional installer customers. As a result of our historical success in executing our dual market strategy and our over 70 full-time sales representatives dedicated solely to calling upon and selling to the professional installer, we believe we will increase the former Hi/LO stores' sales to professional installers and have a competitive advantage over our retail competitors who have only recently entered and begun focusing on the professional installer market.

     Superior Customer Service. We seek to attract new DIY and professional installer customers and to retain existing customers by offering superior customer service, the key elements of which include:

    o superior in-store service through highly-motivated, technically proficient store personnel ("Professional Parts People") using advanced point-of-sale systems;

    o  an extensive selection of products;

    o  attractive stores in convenient locations; and

    o  competitive pricing, with a low price guarantee.

     Technically Proficient Professional Parts People. Our highly proficient Professional Parts People provide us with a significant competitive advantage, particularly over less specialized retail operators. We require our Professional Parts People to undergo extensive and ongoing training and to be technically knowledgeable, particularly with respect to hard parts, in order to better serve the technically-oriented professional installers with whom they interact on a daily basis. Such technical proficiency also enhances the customer service we provide to our DIY customers, who appreciate the expert assistance provided by our Professional Parts People.

     Strategic Distribution Systems. We believe that the geographic concentration of our store network in nine contiguous states (Missouri, Iowa, Nebraska, Kansas, Oklahoma, Texas, Louisiana, Arkansas and Illinois) and the strategic locations of our four distribution centers enable us to maintain optimum inventory levels throughout our store network. In addition, our inventory management and distribution systems electronically link each of our stores to a distribution center, providing for efficient inventory control and management. Our distribution system provides each of our stores with same day or overnight access to over 100,000 SKUs, many of which are hard to find items not typically stocked by other parts retailers. We believe the availability of a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

     Experienced Management Team. Our management team has a demonstrated ability to successfully execute our business plan, including the identification and integration of strategic acquisitions. We have experienced 20 consecutive quarters of year-to-year record sales and earnings growth. We have a strong senior management team comprised of 37 professionals who average 20 years of experience with O'Reilly. In addition, our 50 district managers average over 10 years of experience with us.

Growth and Expansion Strategies

     Aggressively Open New Stores. We intend to continue to aggressively open new stores in order to achieve greater penetration in existing markets and to expand into new, contiguous markets. We plan to open approximately 80 stores in 1999 (including a net of seven stores to be acquired from Hinojosa Auto Parts in April 1999) and approximately 100 stores in 2000. Nearly all of the sites for our proposed 1999 store openings and a majority of the sites for our proposed 2000 store openings have been identified. In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in areas such as management, advertising and distribution.

    Until 1986, our expansion was targeted to markets with populations of less than 100,000. We entered into a more densely populated market in August 1986 with the opening of the first of its 29 stores which now serve the greater Kansas City, Missouri, marketing area. Of the 50 (net) stores opened in 1998 (other than the Hi/LO stores), 15 are located in Iowa, 15 in Oklahoma, 10 in Texas, 4 in Missouri and the remainder are located in Kansas, Nebraska, Illinois and Arkansas. While we have faced, and expect to continue to face, more aggressive competition in the more densely populated markets, we believe that we have competed effectively, and that we are well positioned to continue to compete effectively, in such markets and achieve our goal of continued sales and profit growth within these markets. We also believe that because of our dual market strategy, we are better able to operate stores in less densely populated areas within our regional market which would not otherwise support a national or regional chain store selling to one portion of the market or the other. Consequently, we expect to continue to open new stores in less densely populated market areas.

    To date, we have experienced no significant difficulties in locating suitable store sites for construction of new stores or identifying suitable acquisition candidates for conversion to O'Reilly stores. We typically open new stores either (i) by constructing a new store at a site which is purchased or leased and stocking the new store with fixtures and inventory, or (ii) by acquiring an independently owned parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store. Store sites are strategically located in clusters within geographic areas which complement our distribution system in order to achieve economies of scale in management, advertising, and distribution costs. Other key factors we consider in the site selection process include population density and growth patterns, age and per capita income, vehicle traffic counts, the number and type of existing automotive repair facilities, auto parts stores, and other competitors within a pre-determined radius, and the operational strength of such competitors. When entering new, more densely populated markets, we generally seek to initially open several stores within a short span of time in order to maximize the effect of initial promotional programs and achieve further economies of scale.

    Same store growth through increased sales and profitability is also an important part of our growth strategy. To achieve improved sales and profitability at existing O'Reilly stores, we continually strive to improve upon the service provided to our customers. We believe that while competitive pricing is essential in the competitive environment of the automotive aftermarket business, it is customer satisfaction (whether of the DIY consumer or professional installer), resulting from superior customer service that generates increased sales and profitability.

     Selectively Pursue Strategic Acquisitions. Although the automotive aftermarket industry is still highly fragmented, we believe the ability of national and regional specialty retail chains, such as O'Reilly, to operate more efficiently than smaller independent operators or mass merchandisers will result in continued industry consolidation. Thus, we intend to selectively pursue acquisition targets that will strengthen our position as a leading automotive products retailer.

     In October 1998, we agreed to purchase substantially all of the assets of Hinojosa Auto Parts for approximately $6 million. Hinojosa is a specialty retailer and supplier of automotive aftermarket products with a chain of 10 stores and a 48,000 square foot distribution center operating in the Rio Grande Valley along the Texas/Mexico border. We expect the acquisition of Hinojosa to close in April 1999.

     Effective January 31, 1998, we acquired Hi/LO, a specialty retailer and supplier of automotive aftermarket products headquartered in Houston, Texas. Following the acquisition, we sold seven Hi/LO stores located in California. Of the 182 stores remaining after such sale, 165 are located in Texas and 17 are located in Louisiana. Through the Hi/LO acquisition, we also acquired a 425,000 square foot distribution center located in Houston. The Hi/LO operations are contiguous to our other operations, thereby creating a natural geographic extension of our business. In addition, Hi/LO was experienced in serving professional installers, deriving approximately 35% of its revenues from such customers. We acquired Hi/LO for a cash purchase price of approximately $49.3 million. At the time of the acquisition, Hi/LO had $43.2 million of existing debt, which we assumed.

     We expect to continue realizing the benefits of the nearly completed integration of the 182 net stores we acquired through the acquisition of Hi/LO. We have updated the products offered at the Hi/LO stores with a product mix consistent with our existing stores, converted the Hi/LO stores to our MIS systems and, in some cases, renovated or relocated Hi/LO stores. Furthermore, we intend to continue to pursue business in the professional installer market in Hi/LO's service areas, and benefit from increased leverage in purchasing and reduced overhead expenses.

     Continually Enhance Store Design and Location. Our current prototype store design features enhancements such as greater square footage, higher ceilings, more convenient interior store layouts, brighter lighting, increased parking availability and dedicated counters to serve professional installers, each designed to increase product sales and operating efficiencies and enhance customer service. We continually update the location and condition of our store network through systematic renovation and relocation of our existing stores to conform with our prototype store design. In 1998, we renovated or relocated 18 stores, and in 1999 plan to renovate or relocate approximately 19 stores. We believe that our ability to consistently achieve significant growth in same store product sales is due in part to our commitment to maintaining an attractive store network which is strategically located to best serve our customers.

Products and Purchasing

     Our stores offer DIY and professional installer customers a wide selection of brand name and private label products for domestic and imported automobiles, vans and trucks. We do not sell tires or perform automotive repairs or installations. Our merchandise generally consists of nationally recognized, well advertised, name brand products such as AC Delco, Moog, Wagner, Gates Rubber, Federal Mogul, Monroe, Prestone, Quaker State, Pennzoil, Castrol, Valvoline, STP, Armor All and Turtle Wax. In addition to name brand products, our stores carry a wide variety of high-quality private label products under the Parts Master(R) name brand and our O'Reilly Auto Parts(R), SuperStart(R), BrakeBest(R), Ultima(R) and Omnispark(R) proprietary name brands. Because most of our private label products are produced by nationally recognized manufacturers in accordance with our specifications, we believe that the private label products are generally of equal or, in some cases, better quality than comparable name brand products, a characteristic which is important to our professional installer clientele. We further believe that the private label products are packaged attractively to promote customer interest and are generally priced below comparable name brand products carried in our stores.

     We purchase automotive products from approximately 400 vendors, the five largest of which accounted for approximately 30% of our total purchases in 1998, after giving effect to the consolidation of several of our vendors which occurred towards the end of the year. After such consolidation, our largest vendor in 1998 accounted for approximately 13% of our total purchases and no other vendor accounted for more than 5% of such purchases. We have no long-term contractual purchase commitments with any of our vendors, nor have we experienced difficulty in obtaining satisfactory alternative sources of supply for automotive parts. We believe that alternative supply sources exist at substantially similar costs, for substantially all automotive products that we sell. It is our policy to take advantage of early payment and seasonal purchasing discounts offered by our vendors, and to utilize extended dating terms available from vendors due to volume purchasing. We consider our relationships with our suppliers to be good.

Store Network

     Store Locations. As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and less densely populated areas which would not otherwise support a national or regional chain selling to just one portion of the automotive aftermarket. The following table sets forth the geographic distribution of our stores:

                                               Number
                          State                of Stores
                      Texas                       174
                      Missouri                    113
                      Oklahoma                    87
                      Kansas                      47
                      Iowa                        22
                      Arkansas                    17
                      Louisiana                   17
                      Nebraska                    13
                      Illinois                     1
                                             ==============
                             Total                491
                                             ==============

     Our stores on average carry approximately 23,000 SKUs and average approximately 6,500 total square feet in size. Our stores are served primarily by the nearest distribution center, but also have access to the broader selection of inventory available at one of our 49 Master Inventory Stores, which on average carry approximately 40,000 SKUs and are approximately 10,000 square feet in size. Master Inventory Stores, in addition to serving DIY and professional installer customers in their markets, also provide our other stores within their areas access to a greater selection of SKUs on a same day basis.

     We believe that our stores are "destination stores" generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Consequently, most of our stores are free-standing buildings situated on or near major traffic thoroughfares, and offer ample parking and easy customer access.

     Store Layout. We utilize a computer-assisted "plan-o-grammed" store layout system to provide a uniform and consistent merchandise presentation; however, some variation occurs in order to meet the specific needs of a particular market area. Merchandise is arranged to provide easy customer access and maximum selling space, keeping high-turnover products and accessories within view of the customer. Aisle displays are generally used to feature high-demand or seasonal merchandise, new items and advertised specials.

     Store Automation. To enhance store level operations and customer service, we use IBM AS/400 computer systems in all of our stores. These systems are linked with the IBM AS/400 computers located in each of our distribution centers. Our point-of-sale terminals use bar code scanning technology to price our merchandise and provide immediate access to our electronic catalog to display parts and pricing information by make, model and year of vehicle. This system speeds transaction times, reduces register lines and provides enhanced customer service. Moreover, our store automation systems capture sales information which assists in store management, strategic planning, inventory control and distribution efficiency.

     New Store Site Selection. In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in management, advertising and distribution. Other key factors we consider in the site selection process include:

    o  population density and growth patterns;

    o  age and per capita income;

    o  vehicle traffic counts;

    o  the number and type of existing automotive repair facilities; and

    o the number of auto parts stores and other competitors within a pre-determined radius and the operational strength of such competitors.

     When entering new, more densely populated markets, we generally seek to initially open several stores within a short span of time in order to maximize the effect of initial promotional programs and achieve further economies of scale. After opening this initial cluster of new stores, we seek to begin penetrating the less densely populated surrounding areas. This strategy enables us to achieve additional distribution and advertising efficiencies in each market.

Distribution System

     The following table sets forth the distribution centers we currently operate:

                                                                   Number of
                   Location               Square Footage         Stores Served
         Houston, TX                         424,823                  183
         Springfield, MO                     254,720                  118
         Oklahoma City, OK                   238,520                  104
         Kansas City, MO                     128,064                  86

     In addition, adjacent to the Springfield, Missouri distribution center, we operate a 36,000 square foot bulk merchandise warehouse used for the distribution of bulk products such as motor oil, antifreeze, batteries, lubricants and other fast moving bulk products, and an 18,000 square foot facility where goods to be returned are stored.

     Our distribution centers are equipped with highly automated conveyor systems which expedite the movement of our products to loading areas for shipment to individual stores on a nightly basis. The distribution centers utilize computer-assisted technology to electronically receive orders from computers located in each of our stores. In addition to the bar code system employed in our stores, we have established a satellite-based data interchange system among those stores in which high-speed data transmission technology is not readily available, the distribution center which services such stores and our corporate headquarters.

     We believe that our distribution system assists us in lowering our inventory-carrying costs, improving our store in-stock positions, and controlling and managing our inventory. Moreover, we believe that our expanding network of distribution centers allows us to more efficiently service existing stores, as well as new stores planned for opening in contiguous market areas. Our distribution center expansion strategy also complements our new store opening strategy by supporting newly established clusters of stores located in the regions surrounding each distribution center. As part of our continuing efforts to enhance our distribution network, in 1999 we plan to:

    o  open a distribution center in Des Moines, Iowa;

    o acquire a distribution center in McAllen, Texas as a result of the planned Hinojosa acquisition;

    o increase the service radius of the distribution center in Oklahoma City, Oklahoma which we recently expanded; and

    o implement a new warehouse management system in certain distribution centers which will enhance the efficiency of our distribution network.

Marketing

     Marketing to the DIY Customer. We aggressively promote sales to DIY customers through an extensive advertising program which includes direct mail and newspaper, radio and television advertising in selected markets. We believe that our advertising and promotional activities have resulted in significant name recognition in each of our market areas. Newspaper and radio advertisements are generally directed towards specific product and price promotions, frequently in connection with specific sale events and promotions. To promote sales to car enthusiasts, who we believe on an individual basis spend more on automotive products than the public generally, we sponsor over 35 motorsports shows at over 50 racetracks in nine states, including the O'Reilly Auto Parts Mid-West Outlaw Mini-Sprints and the O'Reilly Oklahoma Legends Dirt racing series, as well as three National Hotrod Racing Association races in Houston and Dallas. We have found that the more progressive marketing concepts utilized in the DIY portion of our business can also be applied to increase sales to our professional installer customers.

     Marketing to the Professional Installer. We have over 70 full-time O'Reilly sales representatives strategically located in the more densely populated market areas that we serve, and each is dedicated solely to calling upon and selling to the professional installer. Moreover, each district manager and store manager throughout our store network calls upon existing and potential new professional installer customers on a regular basis. Our marketing strategy with respect to professional installers emphasizes our ability to offer:

    o prompt delivery using small trucks or vans operated by most of our stores;

    o a separate counter in most of our stores dedicated exclusively to serving professional installers;

    o  trade credit for qualified professional installers;

    o  broad inventory of merchandise and competitive pricing;

    o a professional installer computer system that connects directly to our inventory system; and

    o seminars concerning topics of interest to professional installers, such as technical updates, safety and general business management.

     Marketing to the Independently Owned Parts Store. Along with the operation of the distribution centers and the distribution of Automotive Products to the O'Reilly stores, Ozark also sells Automotive Products to independently owned parts stores whose retail stores are generally located in areas not serviced by an O'Reilly store. We generally do not compete with any independently owned parts store to which we sell Automotive Products, but have, on occasion, acquired the business assets of an independently owned parts store supplied by Ozark. Ozark operates its own separate marketing program to independently owned parts stores through a staff of five. Of the approximately 60 independently owned parts stores currently purchasing Automotive Products from Ozark, 56 participate in the Auto Value(R) program through Ozark. As a participant in this program, an independently owned parts store which meets certain minimum financial and operational standards is permitted to indicate its Auto Value(R) membership through the display of the Auto Value(R) logo, which is owned by Auto Value Associates, Inc. ("Auto Value Associates"), a non-profit buying group consisting of 41 members as of December 31, 1998, including O'Reilly, engaged in the distribution or sale of Automotive Products. Additionally, we provide advertising and promotional assistance to Auto Value(R) stores purchasing Automotive Products from Ozark, as well as marketing and sales support. In return for a commitment to purchase Automotive Products from Ozark, we offer assistance to an Auto Value(R) independently owned parts store by providing loan guarantees and financing secured by inventory, furniture and fixtures, making available computer software for inventory control and performing certain accounting and bookkeeping functions.

Management Structure

     Each of our stores is staffed with a store manager and an assistant manager, in addition to the parts specialists and support staff required to meet the specific needs of each store. Each of our 50 district managers has general supervisory responsibility for an average of 10 stores within such manager's district.

     Each district manager receives comprehensive training on a monthly basis focusing on management techniques, new product announcements, advanced automotive systems and our policies and procedures. In turn, the information covered at such monthly meetings is discussed in full by district managers at monthly meetings with their store managers. All assistant managers and manager trainees are required to successfully complete a six-month manager development program, which includes 85 hours of classroom and field training, as a prerequisite to becoming a store manager. This program covers operations extensively, as well as principles of successful management.

     We provide financial incentives to our district managers, store managers, assistant managers and sales specialists through an incentive compensation program. Under our incentive compensation program, base salary is augmented by incentive compensation based upon the achievement of sales and profitability goals. We believe that our incentive compensation program significantly increases the motivation and overall performance of our Professional Parts People and our ability to attract and retain qualified management and other personnel.

     Most of our current senior management, district managers and store managers were promoted to their positions from within the Company. Our senior management team averages 20 years of experience with the Company and district managers have an average length of service with the Company of over 10 years.

Professional Parts People

     We believe our highly trained team of Professional Parts People is essential in providing superior service both to DIY and professional installer customers. Each of our Professional Parts People is required to be technically proficient in the workings and application of automotive products due to the significant portion of our business represented by the professional installer. In addition, we have found that the typical DIY customer often seeks assistance from sales persons, particularly in connection with the purchase of hard parts. We believe that the ability of our Professional Parts People to provide such assistance to the DIY customer creates a favorable impression during a customer's visit to our store and is a significant factor in generating repeat DIY business.

     We screen prospective employees, whom we refer to as team members, to identify highly motivated individuals either with experience in automotive parts or repairs, or an aptitude for automotive knowledge. Each person who becomes a team member first participates in an intensive two-day orientation program designed to introduce the team member to our culture and his or her job duties before being assigned specific job responsibilities. The successful completion of additional training is required before a team member is deemed qualified as a parts specialist and thus able to work at the parts counter of one of our stores. All new counter people are required to successfully complete a six-month basic automotive systems training course and are then enrolled in a six-month advanced automotive systems course for certification by the National Institute for Automotive Service Excellence ("ASE"), which administers national exams for various automotive specialties and requires ASE certified specialists to take recertification exams every five years.

     Each of our stores participates in our sales specialist training program. Under this program, selected team members complete two days of extensive sales call training for business development, after which these team members will spend one day per week calling on existing and new professional installer customers. Additionally, each team member engaged in such sales activities will participate in quarterly advanced training programs for sales and business development.

Customer Service

     We seek to provide our customers with an efficient and pleasant in-store experience by maintaining attractive stores in convenient locations with a wide selection of automotive products. We believe that the satisfaction of DIY and professional installer customers is substantially dependent upon our ability to provide, in a timely fashion, the specific automotive product requested. Accordingly, each O'Reilly store carries a broad selection of automotive products designed to cover a wide range of vehicle specifications. We continuously refine the inventory levels carried in our stores, based in large part on the sales movement shown by our computerized inventory control system and on management's assessment of the changes and trends in the marketplace.

Pricing

     We believe that a competitive pricing policy is essential within product categories in order to compete successfully. Product pricing is generally established to meet the pricing policies of competitors in the market area served by each store. Most automotive products that we sell are priced at discounts to the manufacturer suggested prices, and additional savings are offered through volume discounts and special promotional pricing. Consistent with our low price guarantee, each of our stores will match any verifiable price on any in-stock product of the same or comparable quality offered by any of our competitors.


Competition

     We compete in both the DIY and professional installer portions of the automotive aftermarket. We compete primarily with:

    o national and regional retail automotive parts chains (such as AutoZone, Inc., Advance Auto Parts and The Pep Boys-Manny, Moe and Jack, Inc.);

    o  independently owned parts stores;

    o wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations such as NAPA and CarQuest);

    o  automobile dealers; and

    o mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.).

     We compete on the basis of customer service, which includes merchandise selection and availability, price, helpfulness of store personnel and store layout and location.

Team Members

     As of December 31, 1998, we had 6,330 full-time team members and 1,547 part-time team members, of whom 6,081 were employed at our stores, 1,244 were employed at our distribution centers and 552 were employed at our corporate and administrative headquarters. Our team members are not subject to a collective bargaining agreement. We consider our relations with our team members to be excellent, and strive to promote good relations with our team members through various programs designed for such purposes.

Servicemarks and Trademarks

     We have registered the servicemarks O'Reilly Automotive(R), O'Reilly Auto Parts(R), Because It's Your Car We're Talking About(R) and Parts Payoff(R) and the trademarks SuperStart(R), BrakeBest(R), Omnispark(R) and First Call(R). Further, we are licensed to use the registered trademarks and servicemarks Auto Value(R) and Parts Master(R) owned by Auto Value Associates in connection with our marketing program. We believe that our business is not otherwise dependent upon any patent, trademark, servicemark or copyright.

Regulations

     Although subject to various laws and governmental regulations relating to our business, including those related to the environment, we do not believe that compliance with such laws and regulations has a material adverse effect on our operations. Further, we are unaware of any failure to comply with any such laws and regulations which could have a material adverse effect on our operations. No assurance can be given, however, that significant expenses would not be incurred by us to comply with any such law or regulation in the future.

Risk Factors

     Some of the information in this Form 10-K contains and future reports and press releases and other public information may contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. These "forward-looking statements" are made in reliance upon the safe harbor provisions of the Private Litigation Reform Act of 1995 (See
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.) You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-K could have a material adverse effect on our business, operating results and financial condition.

The Automotive Aftermarket Business is Highly Competitive

     Both the DIY and professional installer portions of our business are highly competitive, particularly in the more densely populated areas that we serve. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than we are overall but have a greater presence than we do in a particular market. For a list of our principal competitors, see the "Business--Competition" section of Item 1 of this Form 10-K.

We Cannot Assure Future Growth

     We believe that our ability to open additional stores at an accelerated rate will be a significant factor in achieving our growth objectives for the future. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 1999 and beyond will be achieved. For a discussion of our growth strategies, see the "Business--Growth and Expansion Strategies" section of Item 1 of this Form 10-K.

Acquisitions May Not Lead to Expected Growth

     We acquired Hi/LO in January 1998 and plan to acquire Hinojosa in April 1999. We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth to differ from our expectations. For example: (1) we may not be able to continue to identify suitable acquisition candidates or to acquire additional companies at favorable prices or on other favorable terms; (2) our management's attention may be distracted; (3) we may fail to retain key acquired personnel; (4) we may assume unanticipated legal liabilities and other problems; and (5) we may not be able to successfully integrate the operations (accounting and billing functions, for example) of businesses we acquire to realize economic, operational and other benefits.

Sensitivity to Regional Economic and Weather Conditions

     All of our stores are located in the Central and Southern United States. In particular, approximately 35% of our stores are located in Texas. Therefore, our business is sensitive to the economic and weather conditions of these regions. Unusually severe or inclement weather tends to reduce sales, particularly to DIY customers.

Dependence Upon Key and Other Personnel

     Our success has been largely dependent on the efforts of certain key personnel, including David E. O'Reilly, Lawrence P. O'Reilly, Charles H. O'Reilly, Jr., Rosalie O'Reilly Wooten and Ted F. Wise. Our business and results of operations could be materially adversely affected by the loss of the services of one or more of these individuals. Additionally, our successful implementation and management of our growth and expansion strategies will depend on our ability to continue to attract and retain qualified personnel. We cannot be sure that we will be able to continue to attract such personnel. For a further discussion of our management and personnel, see the "Business" section of Item 1 and Item 4a of this Form 10-K and of our Proxy Statement on Form 14A for the 1999 Annual Meeting of Shareholders.

Significant Voting Control is held by the O'Reilly Family

     As of the date of this Form 10-K the O'Reilly family beneficially owns approximately 33.0% of the then outstanding shares of our common stock. As a result, the O'Reilly family acting together will continue to be able to exercise significant voting control over the Company, including the election of our directors and on any other matter being voted on by our shareholders, including any merger, sale of assets or other change in control.

Possible Volatility of Our Stock Price

     The stock market and the price of our common stock may be subject to volatile fluctuations based on general economic and market conditions. The market price for our common stock may also be affected by our ability to meet analysts' expectations. Failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, stock market volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business.

Year 2000 Issue

     Historically, certain computerized systems have used two digits rather than four to define the applicable year. Computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failure or miscalculations. This problem is generally referred to as the "Year 2000 issue."

     Risks posed by the Year 2000 issue could include a loss of communications links with store locations, interruptions in the nightly replenishment of store inventories, and the inability to process transactions, send purchase orders or engage in similar routine business activities. We presently believe that our approach to the Year 2000 issue, including assessment, remediation, testing of necessary changes and contingency planning will minimize the business risk of the Year 2000 issue. However, if we do not make the necessary modifications or conversions or do not complete them in a timely manner, it could have a material adverse effect on our operations. In addition, our operations could be adversely affected if we fail to retain internal personnel dedicated to the remediation of the Year 2000 issue, if our external vendors fail to timely deliver software corrections and if our key business partners fail to complete their Year 2000 remediation efforts. We discuss our Year 2000 conversion in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Form 10-K.

Shares Eligible for Future Sale

     All of the shares of common stock to be outstanding following the completion of this offering will be tradeable without restriction by persons other than our affiliates. All of the shares of common stock currently held by our affiliates may be sold in reliance upon the exemptive provisions of Rule 144 of the Securities Act of 1933, as amended, subject to certain volume and other conditions imposed by such rule. We cannot predict the effect, if any, that future sales of shares of common stock or the availability of such shares for sale will have on the market price of the common stock prevailing from time to time. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect the prevailing market price of the common stock.


Item 2.  Properties

     The following table provides certain information regarding our administrative offices and distribution centers and offices as of December 31, 1998:

                                                         Square
       Location                 Principal Use(s)         Footage   Interest
Springfield, MO      Distribution Center and Corporate
                       Offices                           274,920    Owned
Springfield, MO      Corporate Offices, Training and
                       Technical Center                   35,580   Leased(a)
Springfield, MO      Corporate Offices                    13,780   Leased(b)
Kansas City, MO      Distribution Center and Offices     130,662    Owned
Oklahoma City, OK    Distribution Center and Offices     244,460    Owned
Houston, TX          Distribution Center and Offices     446,104    Owned

--------------
(a) Occupied under the terms of a lease expiring in 2007 with an unaffiliated party, subject to renewal for three five-year terms at our option. To facilitate construction, we loaned to the owner of the facility an aggregate of approximately $2.5 million. The principal balance of such loan bears interest at a rate of 6% per annum, is payable in equal monthly installments through January 2005 and is secured by a first deed of trust.

(b) Occupied under the terms of a lease with an unaffiliated party expiring March 31, 2001.

     Of the 491 stores that we operated at December 31, 1998, 253 stores were owned, 185 stores were leased from unaffiliated parties and 53 stores were leased from one of two real estate investment partnerships formed by the O'Reilly family. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses, and an original term of 10 years, subject to one or more renewals at our option. The original terms of 16 stores leased from unaffiliated parties expire prior to the end of 1999. We have entered into separate master lease agreements with each of the affiliated real estate investment partnerships for the occupancy of the stores covered thereby. Such master lease agreements expired on December 31, 1998 and were renewed through December 31, 2004. We believe that the lease agreements with the affiliated real estate investment partnerships are on terms comparable to those obtainable from third parties.

     We believe that our present facilities are in good condition, are adequately insured and together with those under construction, are suitable and adequate for the conduct of our current operations.


Item 3.  Legal Proceedings

     We are currently involved in litigation as a result of a complaint filed against Hi/LO in May 1997 by Charles Beresky. The plaintiff in this lawsuit sought to certify a class action on behalf of persons or entities in the States of Texas, Louisiana and California that have purchased a battery from Hi/LO since May 1990. The complaint alleges that Hi/LO offered and sold "old," "used" and "out of warranty" batteries as if the batteries were new, resulting in claims for violations of deceptive trade practices, breach of contract, negligence, fraud, negligent misrepresentation and breach of warranty. The plaintiff is seeking, on behalf of the class, an unspecified amount of compensatory and punitive damages, as well as attorneys' fees and pre- and post-judgment interest. On July 27, 1998, the Trial Court certified this class. We appealed the decision to certify the class in the Court of Appeals for the Ninth District of Texas. On February 25, 1999, the Court of Appeals issued an opinion affirming the Trial Court's decision to certify the class. We intend to contest this ruling by seeking a mandamus from the Supreme Court of Texas. We believe that the accusations made in this case are unfounded, and intend to defend this lawsuit vigorously. Although the extent of damages suffered by any member of the class is arguably minimal, it is difficult at this stage of the case to determine the likely outcome of the case or to quantify the risk that we face from this litigation.

     In addition, we and our subsidiaries are involved in various other legal proceedings incidental to the conduct of our business. Although we cannot ascertain the amount of liability that we may incur from any of these matters, we do not currently believe that, in the aggregate, they will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Item 4   Submission Of Matters To A Vote Of Security Holders

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.

Item 4a   Executive Officers of the Company

     The following paragraphs discuss information about executive officers of the Company who are not also directors:

     Ted F. Wise, age 47, has served as Executive Vice-President since February 1997. Mr. Wise served as our Senior Vice-President from March 1993 until being elected to his current position.

     James R. Batten, CPA, has served as Chief Financial Officer and Treasurer since March 1994 and, in addition, as Vice-President of Finance since October 1997. Mr. Batten served as our Finance Manager from January 1993 until being elected to his current position. From September 1986 until joining us in January 1993, Mr. Batten was employed by the accounting firm of Whitlock, Selim & Keehn.


                                    PART II

Item 5   Market For  Registrant's  Common  Equity And  Related  Shareholder
         Matters

The material contained in the registrant's annual report to its shareholders (the "Annual Shareholders' Report") under the captions "Market Prices and Dividend Information" and "Number of Shareholders" included on page 32, is incorporated here by this reference.

Item 6   Selected Financial Data

The material contained in the Annual Shareholders' Report under the caption "Selected Consolidated Financial Data" included on pages 12 and 13, is incorporated here by this reference.

Item 7 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The material contained in the Annual Shareholders' Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages 14 through 18 is incorporated here by this reference.

Item 7(A) Quantitative And Qualitative Disclosures About Market Risk

The Company's exposure to market risk, through derivative financial instruments and other financial instruments is not material.

Item 8   Financial Statements And Supplementary Data

The Company's consolidated financial statements, the notes thereto and the report of Ernst and Young LLP, independent auditors, appearing in the Annual Shareholders' Report under the captions "Consolidated Financial Statements", "Notes to Consolidated Financial Statements" and "Report of Independent Auditors" included on pages 19 through 31, are incorporated here by this reference.

Item 9 Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.


                                   PART III

Item 10    Directors And Executive Officers Of The Registrant

The information regarding the directors of the Company contained in the Company's Proxy Statement on Form 14A for the 1999 Annual Meeting of Shareholders ("the Proxy Statement") under the caption "Election of Class III Directors" is incorporated here by this reference. The Proxy Statement is being filed with the Securities and Exchange Commission within 120 days of the end of the Company's most recent fiscal year end. The information regarding executive officers called for by item 401 of Regulation S-K is included in Part I as Item 4A, in accordance with General Instruction G(3) to Form 10-K, for the executive officers of the Company who are not also directors.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included in the Company's Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" is incorporated here by this reference.

Item 11    Executive Compensation

The material in the Proxy Statement under the caption "Executive
Compensation" other than the material under the caption "Report of the Compensation Committee" is incorporated here by this reference.

Item 12    Security Ownership Of Certain Beneficial Owners And Management

The material in the Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners" is incorporated here by this reference.


Item 13    Certain Relationships And Related Transactions

The material in the Proxy Statement under the caption "Transactions with Insiders and Others" is incorporated here by this reference.


                                    PART IV

Item 14    Exhibits, Financial Statement Schedule And Reports On Form 8-K

(a) 1.  Financial Statements-O'Reilly Automotive, Inc. and Subsidiaries

    The following consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders' Report of the registrant for the year ended December 31, 1998, are incorporated here by this reference in Part II, Item 8:

       Consolidated Balance Sheets as of December 31, 1998 and 1997

       Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Shareholders' Equity for the years ended
            December 31, 1998, 1997 and 1996

       Consolidated Statements of Cash Flows for the years ended December
            31, 1998, 1997 and 1996

       Notes to Consolidated Financial Statements for the years ended
            December 31, 1998, 1997 and 1996

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


(a) 3.  Management Contracts and Compensatory Plans or Arrangements

    Each of the Company's management contracts and compensatory plans or arrangements is identified in the Exhibit Index on Page E-1.

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1998.

(c) Exhibits

    See Exhibit Index on page E-1.

(d) Financial Statement Schedules


                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES


---------------------------------------------------------------------------------------------------
             Col. A                     Col. B               Col. C            Col. D      Col. E
---------------------------------------------------------------------------------------------------
                                                      Additions-  Additions-
                                                      Charged     Charged to
                                       Balance at     to Costs     Other-                  Balance
                                       Beginning        and       Accounts -  Deductions-   at End
          Description                  of Period      Expenses    Describe    Describe     of Period
----------------------------------------------------------------------------------------------------

Year ended December 31, 1998:
 Deducted from asset account:
   Allowance for doubtful accounts       $363          $250        $1,382      $ 1,382(1)    $613
   Inventory reserve                        0             0           160(2)         0        160

Year ended December 31, 1997:
 Deducted from asset account:             444           662                        743(1)     363
   Allowance for doubtful accounts                                      0

Year ended December 31, 1996:
 Deducted from asset account:             386           592                       534 (1)     444
   Allowance for doubtful accounts                                      0


(1)    Uncollectible accounts written off.
(2)    Reserves assumed upon acquisition of Hi/LO Automotive, Inc.



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           O'REILLY AUTOMOTIVE, INC.
                                           (Registrant)


                                           Date:  March 25, 1999
                                           By     /s/ David E. O'Reilly
                                                  ---------------------
                                                  David E. O'Reilly
                                                  President and Chief
                                                  Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                            Title                                  Date

/s/David E. O'Reilly            Director, President and Chief          March 25, 1999
David E. O'Reilly               Executive Officer
                                (principal executive officer)


/s/James R. Batten              Vice-President of Finance              March 25, 1999
James R. Batten                 Chief Financial Officer and Treasurer
                                (principle financial officer)


/s/Lawrence P. O'Reilly         Director, President and                March 25, 1999
Lawrence P. O'Reilly            Chief Operating Officer


/s/Charles H. O'Reilly, Jr.     Director and Chairman of the Board     March 25, 1999
Charles H. O'Reilly, Jr.


/s/Rosalie O'Reilly Wooten      Director and Executive Vice-President  March 25, 1999
Rosalie O'Reilly Wooten

/s/ Charles H. O'Reilly, Sr.    Director and Chairman Emeritus         March 25, 1999
Charles H. O'Reilly, Sr.

/s/ Jay D. Burchfield           Director                               March 25, 1999
Jay D. Burchfield


/s/ Joe C. Greene               Director                               March 25, 1999
Joe C. Greene


                               EXHIBIT INDEX

Exhibit No.     Description


 2.1* Plan of Reorganization Among the Registrant, Greene County Realty Co. ("Greene County Realty") and Certain
                Shareholders.

 2.2 Agreement and Plan of Merger, dated as of December 23, 1997, by and among O'Reilly Automotive, Inc., Shamrock Acquisition, Inc. and Hi/LO Automotive, Inc., filed as Exhibit (c)(1) to the Registrant's Tender Offer Statement on Schedule 14D-1 dated December 23, 1997.

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

10.2*           Lease between the Registrant and O'Reilly Investment Company.

10.3*           Lease between the Registrant and O'Reilly Real Estate Company.

10.4 Form of Retirement Agreement between the Registrant and David E. O'Reilly, Lawrence P. O'Reilly, Charles H. O'Reilly, Jr. and Rosalie O'Reilly Wooten, filed as Exhibit
                10.4 to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 1997.

10.7 (a) O'Reilly Automotive, Inc. Profit Sharing and Savings Plan, filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, File No. 33-73892, and incorporated here by this reference.

10.8* (a)       O'Reilly Automotive, Inc. 1993 Stock Option Plan.

10.9* (a)       O'Reilly Automotive, Inc. Stock Purchase Plan.

10.10* (a)      O'Reilly Automotive, Inc. Director Stock Option Plan.

10.11* Commercial and Industrial Real Estate Sale Contract between Westinghouse Electric Corporation and Registrant.

10.12 * Form of Assignment, Assumption and Indemnification Agreement between Greene County Realty and Shamrock Properties, Inc.

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

10.15 Amended Employment Agreement between the Registrant and Charles H. O'Reilly, Jr., filed as Exhibit 10.17 to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 1996.

10.16 O'Reilly Automotive, Inc. Performance Incentive Plan, filed as Exhibit 10.18 (a) to the Registrant's Annual
                Shareholders' Report on Form 10-K for the year ended December 31, 1996.

10.17 Second Amendment to the O'Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.20 to the
                Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.18 Credit Agreement between the Registrant and NationsBank, N.A. , dated October 16, 1997, filed as Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10.19 Credit Agreement between the Registrant and NationsBank, N.A. , dated January 27, 1998, filed as Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.20 Third Amendment to the O'Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.21 to the Registrant's Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998.

10.21 First Amendment to the O'Reilly Automotive, Inc. Directors' Stock Option Plan, filed as Exhibit 10.22 to the
                Registrant's Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998.

10.22 O'Reilly Automotive, Inc. Deferred Compensation Plan, filed as Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.23           Trust Agreement between the Registrant's Deferred
                Compensation Plan and Bankers Trust, dated February 2, 1998, filed as Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

13.1 Portions of the 1998 Annual Report to Shareholders, filed herewith.

21.1            Subsidiaries of the Registrant, filed herewith.

23.1 Consent of Ernst & Young LLP, independent auditors, filed herewith.

27.1            Financial Data Schedule, filed herewith.


----------------

* Previously filed as Exhibit of same number to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, and incorporated here by this reference.

   (a) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.



                  O'Reilly Automotive, Inc. and Subsidiaries
       Exhibit 13.1 - Portions of the 1998 Annual Report to Shareholders

                     Selected Consolidated Financial Data

--------------------------------------------------------------------------------------------------------------------------
Years ended December 31,    1998       1997      1996      1995      1994      1993      1992     1991      1990     1989
--------------------------------------------------------------------------------------------------------------------------
(In thousands, except
 per share data)

INCOME STATEMENT DATA:
Product sales              $616,302  $316,399  $259,243  $201,492  $167,057  $137,164  $110,147  $94,937  $82,372  $71,935
Cost of goods sold,
  including warehouse
  and distribution
  expenses                  358,439   181,789   150,772   116,768    97,758    82,102    65,066   56,255   50,027   44,930
--------------------------------------------------------------------------------------------------------------------------
    Gross profit            257,863   134,610   108,471    84,724    69,299    55,062    45,081   38,682   32,345   27,005
Operating, selling,
  general and
  administrative expenses   200,962    97,526    79,620    62,687    52,142    42,492    35,204   29,961   26,750  2 3,231
--------------------------------------------------------------------------------------------------------------------------
Operating income             56,901    37,084    28,851    22,037    17,157    12,570     9,877    8,721    5,595    3,774
Other income
 (expense),net               (6,958)      472     1,182       236       376       216       204     (104)    (566)    (367)
Provision for
  income taxes               19,171    14,413    11,062     8,182     6,461     4,556     3,686    3,167    1,837    1,269
--------------------------------------------------------------------------------------------------------------------------
Income from continuing
  operations before
  cumulative effects
  of changes in
  accounting principles      30,772    23,143    18,971    14,091    11,072     8,230     6,395    5,450    3,192    2,138
Cumulative effects of
  changes in accounting
  principles                      -         -         -         -         -         -      (163)       -        -        -
--------------------------------------------------------------------------------------------------------------------------
Income from continuing
  operations                 30,772    23,143    18,971    14,091    11,072     8,230     6,232    5,450    3,192    2,138
Income (loss) from
  discontinued operations         -         -         -         -         -        48       129      (68)    (186)     (49)
--------------------------------------------------------------------------------------------------------------------------
     Net income             $30,772   $23,143   $18,971   $14,091   $11,072    $8,278    $6,361   $5,382   $3,006   $2,089
==========================================================================================================================
Basic Earnings Per
Common Share:
Income per share from
  continuing operations
  before cumulative
  effects of changes
  in accounting principles   $ 1.45    $ 1.10    $ 0.91    $ 0.79    $ 0.64    $ 0.50    $ 0.43   $ 0.37   $ 0.22   $ 0.15
==========================================================================================================================
Income per share from
  continuing operations      $ 1.45    $ 1.10    $ 0.91    $ 0.79    $ 0.64    $ 0.50    $ 0.42   $ 0.37   $ 0.22   $ 0.15

Income (loss) per share
  from discontinued
  operations                      -         -         -         -         -         -      0.01        -    (0.01)       -
--------------------------------------------------------------------------------------------------------------------------
      Net income per share   $ 1.45    $ 1.10    $ 0.91    $ 0.79    $ 0.64    $ 0.50    $ 0.43   $ 0.37   $ 0.21   $ 0.15
==========================================================================================================================
Cash dividends per share     $    -    $    -    $    -    $    -    $    -    $    -   $0.0009  $0.0008  $0.0008  $0.0008
Weighted average common
  shares outstanding         21,238    21,043    20,864    17,820    17,310    16,470    14,718   14,654   14,622   14,612
==========================================================================================================================
Earnings Per Common Share -
  Assuming Dilution:
Income per share from
  continuing operations
  before cumulative
  effects of changes in
  accounting principles      $ 1.42    $ 1.09    $ 0.90    $ 0.79    $ 0.64    $ 0.50    $ 0.43   $ 0.37   $ 0.22   $ 0.15
==========================================================================================================================
Income per share from
  continuing operations      $ 1.42    $ 1.09    $ 0.90    $ 0.79    $ 0.64    $ 0.50    $ 0.42   $ 0.37   $ 0.22   $ 0.15
Income (loss) per share
  from discontinued
  operations                      -         -         -         -         -      0.01         -        -    (0.01)       -
--------------------------------------------------------------------------------------------------------------------------
      Net income per share   $ 1.42    $ 1.09    $ 0.90    $ 0.79    $ 0.64    $ 0.50    $ 0.43   $ 0.37   $ 0.21   $ 0.15
==========================================================================================================================
Weighted average common
  shares outstanding -
  adjusted (d)               21,602    21,277    21,032    17,902    17,389    16,523    14,718   14,654   14,622   14,612
==========================================================================================================================
SELECTED OPERATING DATA:
 Number of stores at
  year end (a)                  491       259       219       188       165      145        127      116      112      106
  Total store square
  footage at year end
  (in 000's) (b)              3,172     1,454     1,155       923       785      671        571      511     480       427
 Weighted average
  product sales per
  store (in 000's) (b)       $1,368    $1,306    $1,239    $1,101    $1,007     $949       $838     $759    $690     $637.
 Weighted average
  product sales per
  square foot (b)            $238.0    $235.8    $242.2    $227.3    $215.4   $208.7     $187.2   $174.4  $166.2    $160.0
 Percentage increase in
  same-store product sales(c)  6.8%      6.8%     14.4%      8.9%      8.9%    14.9%      11.4%     9.2%    11.2%     8.5%


BALANCE SHEET DATA:
   Working capital         $208,363   $93,763   $74,403   $80,471   $41,416  $41,193    $15,251  $13,434  $11,634   $9,853
   Total assets             493,288   247,617   183,623   153,604    87,327   73,112     58,871   49,549   46,148   45,200
   Short-term debt           13,691       130     3,154       231       311      495      3,462    1,298    2,281    3,897
   Long-term debt, less
    current portion         170,166    22,641       237       358       461      732      2,668    3,326    5,082    5,684
   Long-term debt related
    to discontinued
    operations, less
    current portion               -         -         -         -         -        -      9,873   10,316    9,901    9,961
   Shareholders' equity     218,394   182,039   155,782   133,870    70,224   57,805     29,281   22,881   17,480   14,471


(a) The number of stores at year-end 1991 and 1992 are net of the combinations in each such year of two stores located within one mile of each other. Two stores were closed during 1997 and one was closed in 1998. No other stores were closed during the periods presented. Additionally, seven former Hi/LO stores located in California were sold in 1998.

(b) Total square footage includes normal selling, office, stockroom and receiving space. Weighted average product sales per store and per square foot are weighted to consider the approximate dates of store openings or expansions.

(c) Same-store product sales data are calculated based on the change in product sales of only those stores open during both full periods being compared. Percentage increase in same-store product sales is calculated based on store sales results which exclude sales of specialty machinery, sales by outside salesmen and sales to employees.

(d) There was no additional dilution until 1993 when options were first granted.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition, results of operations and liquidity and capital resources should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this annual report.

     We are one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both DIY customers and professional installers. Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items and accessories, and a complete line of autobody paint and related materials, automotive tools and professional service equipment.

     In January 1998, we acquired Hi/LO for a cash purchase price of approximately $49.3 million. At the time of the acquisition, Hi/LO had $43.2 million of existing debt, among other liabilities, which we assumed. Through the Hi/LO acquisition, we acquired a net of 182 stores and a 425,000 square foot distribution center located in Houston, Texas.

     We calculate same store product sales based on the change in product sales of only those stores open during both full periods being compared. We calculate the percentage increase in same store product sales based on store sales results which exclude sales of specialty machinery, sales by outside salesmen and sales to employees.

     Cost of goods sold consists primarily of product costs and warehouse and distribution expenses. Cost of goods sold as a percentage of product sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

     Operating, selling, general and administrative expenses consist primarily of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate employees, administrative office occupancy expenses, data processing, professional expenses and other related expenses.


Results of Operations

     The following table sets forth certain of our summary income statement data as a percentage of product sales for the years indicated:

                                                         Years Ended December 31,
                                                    1998         1997          1996

Product sales                                          100.0%        100.0%        100.0%
Cost of goods sold, including
  warehouse and distribution expenses                   58.2          57.5          58.2
                                                ------------------------------------------
Gross profit                                            41.8          42.5          41.8
Operating, selling, general
  and administrative expenses                           32.6          30.8          30.7
                                                ------------------------------------------
Operating income                                         9.2          11.7          11.1
Other income (expense)                                  (1.1)          0.1           0.5
                                                ------------------------------------------
Income before income taxes                               8.1          11.8          11.6
Provision for income taxes                               3.1           4.5           4.3
                                                ==========================================
Net income                                               5.0%          7.3%          7.3%
                                                ==========================================

1998 Compared to 1997

     Product sales increased $299.9 million, or 94.8% from $316.4 million in 1997 to $616.3 million in 1998 due to 182 net additional stores acquired from Hi/LO, 50 net additional stores opened during 1998, and a $33.1 million, or 6.8% increase in same store product sales. We believe that the customer acceptance experienced by these new stores and the increased product sales achieved by the existing stores is the result of our offering of a broader selection of stock keeping units in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, and continued improvement in the merchandising and store layouts of most stores. Also, our continued focus on serving professional installers contributed to increased sales.

     Gross profit increased 91.6% from $134.6 million (or 42.5% of product sales) in 1997 to $257.9 million (or 41.8% of product sales) in 1998. The decrease in gross profit margin was primarily attributable to the inclusion of eleven months of Hi/LO operations, which resulted in a higher cost of sales. The decrease was offset partially by continued improvements in our product acquisition programs and conversions in the product lines in the Hi/LO stores.

     Operating, selling, general and administrative expenses increased $103.4 million from $97.5 million (or 30.8% of product sales) in 1997 to $201.0 million (or 32.6% of product sales) in 1998. The increase in these expenses in dollar amount and as a percentage of sales primarily resulted from the Hi/LO acquisition and net store openings, as well as the addition of team members and facilities to support the increased level of our operations.

     Other income (expense) decreased by $7.5 million from income of $0.5 million in 1997 to expense of $7.0 million in 1998, primarily due to increased interest expense from higher balances on long-term debt principally resulting from the Hi-Lo acquisition and growth in the scope of our operations.

     Our provision for income taxes was 38.4% of income before income taxes in 1998 and 1997.

     Principally as a result of the foregoing, net income in 1998 was $30.8 million, or 5.0% of product sales, an increase of $7.6 million (or 33.0%) from net income in 1997 of $23.1 million, or 7.3% of product sales.

1997 Compared to 1996

     Product sales increased $57.2 million, or 22.1%, from $259.2 million in 1996 to $316.4 million in 1997 due to 40 net additional stores opened during 1997 and a $15.6 million, or 6.8%, increase in same store product sales. We believe that the customer acceptance experienced by these new stores and the increased product sales achieved by the existing stores is the result of our continuation of media advertising during 1997 at levels comparable to those set in 1996, an increase in the broad selection of stock keeping units at the newer or recently renovated or relocated stores, the increase in inventory levels at most stores, and the increasing penetration of the general geographic markets in which we operate.

     Gross profit increased 24.1% from $108.5 million (or 41.8% of product sales) in 1996 to $134.6 million (or 42.5% of product sales) in 1997. The increase in gross profit margin was primarily attributable to lower product costs resulting from our obtaining increased volume discounts and other economies of scale. The increase was partially offset by continued price competition among automotive parts retailers.

     Operating, selling, general and administrative expenses increased $17.9 million from $79.6 million (or 30.7% of product sales) in 1996 to $97.5 million (or 30.8% of product sales) in 1997. The increased dollar amount of these expenses resulted primarily from the new store openings and additions to administrative staff and facilities which occurred during 1997 in order to support our increased level of operations.

     Our provision for income taxes increased from 36.8% of income before income taxes in 1996 to 38.4% in 1997. The increase in the effective income tax rate was primarily due to more of our sales occurring in states with higher income tax rates. Additionally, in 1996, interest income of over $400,000 was tax exempt, but all interest income was taxable in 1997.

     Principally as a result of the foregoing, net income in 1997 was $23.1 million, or 7.3% of product sales, an increase of $4.1 million (or 21.6%) from net income in 1996 of $19.0 million, or 7.3% of product sales.

Liquidity and Capital Resources

     Net cash provided by operating activities was $4.9 million in 1996 and $17.9 million in 1997. Net cash used in operating activities was $19.1 million in 1998. The increase in 1997 compared to 1996 is principally the result of increases in net income and accounts payable and accrued expenses, partially offset by an increase in inventory. The increase in inventory is due to the addition in 1997 of 40 net stores and an increase in inventory levels at most stores and the distribution centers. The net cash used in operating activities in 1998 is principally the result of increases in inventory, amounts receivable from vendors, refundable income taxes, accounts receivable and accrued payroll, net of increases in accounts payable and deferred income taxes. The increase in inventory is due to the addition of 50 net stores, an increase in inventory levels at many stores particularly the acquired Hi-Lo stores and increases in inventory at the Oklahoma City distribution center, due to its expansion, and the Houston distribution center, to improve order fill and service levels.

     Net cash used in investing activities was $11.2 million in 1996, $37.7 million in 1997 and $100.8 million in 1998. The increase in cash used in 1997 was primarily due to increased capital expenditures without any offsetting proceeds from the sale of short-term investments. The increase in cash used in 1998 was primarily due to the purchase of Hi-Lo and increased capital expenditures.

     Capital expenditures were $34.5 million in 1996, $37.2 million in 1997 and $57.7 million in 1998. These expenditures were primarily related to the opening of new stores as well as the relocation or remodeling of existing stores. We opened 31 new stores and remodeled or relocated 32 stores in 1996. In 1997, we opened 40 net stores and remodeled or relocated 28 stores. In 1998, we opened 50 net stores and renovated or relocated 18 stores. Also, in 1996, 1997 and 1998, we purchased real estate for new stores and store relocations totaling approximately $7.8 million, $8.1 million and $9.9 million, respectively. In 1997, we purchased real estate for the Des Moines distribution center totaling $0.7 million. Construction costs for the Des Moines distribution center, which is scheduled to be completed in April 1999, totaled $3.7 million at December 31, 1998.

     Our continuing store expansion program requires significant capital expenditures and working capital principally for inventory requirements. The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, inventory and computer equipment) are estimated to average approximately $900,000 to $1.1 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site. Although the cost to acquire the business of an independently owned parts store varies, depending primarily upon the amount of inventory and the amount, if any, of real estate being acquired, we estimate that the average cost to acquire such a business and convert it to one of our stores is approximately $400,000. We plan to finance our expansion program through cash expected to be provided from operating activities and available borrowings, after the application of the proceeds from this offering.

     On July 8, 1997, our Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend to all shareholders of record as of July 31, 1997. The stock dividend was paid on August 31, 1997.

     In order to fund the Hi-Lo acquisition, our continuing store expansion program, and our working capital and general corporate needs, we replaced our lines of credit in January 1998 with an unsecured, five-year syndicated credit facility totaling $173 million. The facility is comprised of a $125 million revolving loan, a $5 million sublimit for the issuance of letters of credit and a $48 million term loan. This credit facility is guaranteed by our subsidiaries. At December 31, 1998, the effective interest rate on the revolving and term loan portions, which each mature on January 27, 2003, was 6.22% per annum. At December 31, 1998, there were no borrowings available under this credit facility.

     In January 1999, we amended the above credit facility to increase the amount available under the revolving facility by $35 million. The additional $35 million is available until July 31, 1999 or until a "capital markets event" occurs. We believe that this offering will constitute a capital markets event. The additional $35 million bears interest at the same rate as the revolving credit facility discussed above.

     We believe that the proceeds from this offering, combined with our existing cash, short-term investments, cash expected to be provided by operating activities, available bank credit facilities and trade credit will be sufficient to fund both our short and long-term capital needs for the foreseeable future.

Inflation and Seasonality

     We succeeded, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. As a result, we do not believe that our operations have been materially affected by inflation.

     Our business is somewhat seasonal primarily as a result of the impact of weather conditions on store sales. Store sales and profits have historically been higher in the second and third quarters (April through September) of each year than in the first and fourth quarters.

Quarterly Results

     The following table sets forth certain quarterly unaudited operating data for fiscal 1997 and 1998. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.

     The unaudited operating data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included here.

                                                            Fiscal 1998
                                           ----------------------------------------------
                                              First       Second      Third     Fourth
                                             Quarter     Quarter     Quarter    Quarter
                                               (In thousands, except per share data)

Product sales...........................       $118,269    $165,242   $172,784   $160,007
Gross profit............................         50,669      66,201     69,345     71,648
Operating income........................         10,602      13,745     15,435     17,119
Net income..............................          5,819       7,672      8,361      8,920
Net income per common share.............           0.28        0.36       0.39       0.42
Net income per common
  share--assuming dilution..............         $ 0.27      $ 0.36     $ 0.39     $ 0.41


                                                               Fiscal 1997
                                           ----------------------------------------------
                                              First       Second      Third     Fourth
                                             Quarter     Quarter     Quarter    Quarter
                                               (In thousands, except per share data)

Product sales...........................        $68,472     $82,448    $87,517    $77,962
Gross profit............................         29,191      34,715     36,531     34,173
Operating income........................          7,928       9,493     10,467      9,196
Net income..............................          5,007       6,082      6,621      5,433
Net income per common share.............           0.24        0.29       0.31       0.26
Net income per common
  dilution share--assuming..............         $ 0.24      $ 0.29     $ 0.31     $ 0.25


Year 2000 Issue

     We have appointed an internal Year 2000 issue project manager and remediation team and have adopted a four phase approach of assessment, remediation, testing and contingency planning. The scope of the project includes our review of all internal software, hardware and operating systems and an assessment of the risk to our business posed by any lack of vendor preparedness with respect to the Year 2000 issue. We have completed the initial assessment of all internal systems, are progressing with the remediation and testing phases, and have begun contingency planning for information technology systems. We believe that this approach of assessment (including prioritization by business risk), remediation (including conversions to new software), testing of necessary changes, and contingency planning will minimize the business risk of the Year 2000 issue from internal systems.

     We are utilizing internal personnel to correct, replace and test our software and plan to complete the Year 2000 project no later than September 1, 1999. The total cost of the Year 2000 project is estimated at $100,000. Of the total project cost, approximately $25,000 represents the purchase of replacements or upgrades of software and hardware, which will be capitalized. We will expense the remaining portion of the project cost as incurred during 1999. As of December 31, 1998, we had spent approximately $33,060 on the Year 2000 project.

     We have established ongoing communications with all our significant vendors to monitor their progress in resolving their issues related to the Year 2000 issue. Many of such vendors have informed us that they are making substantial progress in resolving their Year 2000 issue. However, the most likely worst case scenario for us would entail failure of one or more of our significant vendors to continue operations (even temporarily) following transition to the year 2000. We have also contacted suppliers of products significant to our operations containing embedded chips to monitor their progress in resolving issues related to the Year 2000 issue. No material issues have been identified to date as a result of these contacts. We cannot guarantee that our business partners will adequately address issues related to the Year 2000 issue in a timely manner or that the failure of our business partners to correct these issues would not have a material adverse effect on the Company.

     We have completed contingency plans to be used in the event of a business interruption caused by the Year 2000 issue for some, but not all, of our internal information technology systems. Such plans are being developed for some of our other systems. Elements of our contingency plans include switching vendors and utilizing back-up systems that do not rely on computers.

     The cost and time estimated for the Year 2000 project are based on our best current estimates. We cannot guarantee that these estimates will be achieved and that planned results will be achieved.

New Accounting Standards

     Recent pronouncements of the FASB, which we were required to adopt in 1998, include SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 had no effect on our financial statements since we have no items of comprehensive income.

     SFAS No. 131 supersedes SFAS No. 14 and establishes new standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 had no effect on our financial statements since we operate in a single segment.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position or results of operations of the Company.



                        Consolidated Balance Sheets
                                                                        December 31,
                                                                     1998           1997
                                                                   ----------------------
                                                                       (In thousands)
Assets
Current assets:
    Cash                                                               $ 1,728    $ 2,285
    Short-term investments                                                 500      1,000
    Accounts receivable, less allowance for doubtful accounts
          of $613 in 1998 and $363 in 1997                              27,580     12,469
    Amounts receivable from vendors                                     26,660      4,969
    Inventory                                                          246,012    111,848
    Refundable income taxes                                              3,026         --
    Deferred income taxes                                                2,838      1,424
    Other current assets                                                 2,538        145
                                                                   -----------------------
            Total current assets                                       310,882    134,140

Property and equipment, at cost:
    Land                                                                40,131     28,000
    Buildings                                                           81,770     53,507
    Leasehold improvements                                              17,898      9,230
    Furniture, fixtures and equipment                                   56,897     36,362
    Vehicles                                                            13,511     10,434
                                                                   -----------------------
                                                                       210,207    137,533
    Accumulated depreciation and amortization                           39,256     29,093
                                                                   -----------------------
                                                                       170,951    108,440
Deferred income taxes                                                    3,178         --
Notes receivable                                                         4,137      2,280
Other assets                                                             4,140      2,757
                                                                   =======================
            Total assets                                              $493,288   $247,617
                                                                   =======================

Liabilities and shareholders' equity Current liabilities:
    Note payable to bank                                               $ 5,000      $  --
    Accounts payable                                                    66,737     29,713
    Accrued expenses                                                    18,446      6,386
    Accrued payroll                                                      3,645      1,647
    Income taxes payable                                                    --      2,501
    Current portion of long-term debt                                    8,691        130
                                                                   -----------------------
        Total current liabilities                                      102,519     40,377

Long-term debt, less current portion                                   170,166     22,641

Other liabilities                                                        2,209        415

Deferred income taxes                                                       --      2,145

Shareholders' equity:
    Preferred stock, $.01 par value:
        Authorized shares--5,000,000
        Issued and outstanding shares--none                                 --         --
    Common stock, $.01 par value:
        Authorized shares--30,000,000
        Issued and outstanding shares--21,349,700 in 1998 and
          21,125,493 in 1997                                               213        211
    Additional paid-in capital                                          82,658     77,077
    Retained earnings                                                  135,523    104,751
                                                                   -----------------------
            Total shareholders' equity                                 218,394    182,039
                                                                   -----------------------
            Total liabilities and shareholders' equity                $493,288   $247,617
                                                                   =======================


                            See accompanying notes.



                     Consolidated Statements Of Income

                                                                   Years ended
                                                                  December 31,
                                                        1998         1997         1996
                                                     ----------------------------------------
                                                     (In thousands, except per share data)

Product sales                                             $616,302     $316,399    $259,243
Cost of goods sold, including warehouse and
     distribution expenses                                 358,439      181,789     150,772
Operating, selling, general and administrative             200,962       97,526      79,620
expenses
                                                     ----------------------------------------
                                                           559,401      279,315     230,392
                                                     ----------------------------------------
Operating income                                            56,901       37,084      28,851
Other income (expense):
    Interest expense                                        (8,126)        (139)        (37)
    Interest income                                            396          198         676
    Other, net                                                 772          413         543
                                                     ----------------------------------------
                                                            (6,958)         472       1,182
                                                     ----------------------------------------
Income before income taxes                                  49,943       37,556      30,033
Provision for income taxes                                  19,171       14,413      11,062
                                                     ----------------------------------------
Net income                                                 $30,772      $23,143     $18,971
                                                     ========================================
Basic income per common share:
Net income per common share                                $  1.45      $  1.10     $  0.91
                                                     ========================================
Weighted average common shares outstanding                  21,238       21,043      20,864
                                                     ========================================
Income per common share--assuming dilution:
Net income per common share--assuming dilution             $  1.42       $ 1.09     $  0.90
                                                     ========================================
Adjusted weighted average common shares outstanding         21,602       21,277      21,032
                                                     ========================================


                            See accompanying notes.


              Consolidated Statements Of Shareholders' Equity


                                                                Additional
                                               Common Stock      Paid-In    Retained
                                             Shares Par Value    Capital    Earnings    Total
                                           ------------------------------------------------------
                                                               (In thousands)

Balance at December 31, 1995                     20,724   $ 104     $71,024   $62,742   $133,870
    Issuance of common stock under
          employee benefit plans                     93      --       1,509       --       1,509
    Issuance of common stock under stock
          option plans                              120       1       1,431       --       1,432
    Net income                                       --      --          --    18,971     18,971
                                           ------------------------------------------------------
Balance at December 31, 1996                     20,937     105      73,964    81,713    155,782
    Two-for-one stock split                          --     105          --      (105)        --
    Issuance of common stock under
           employee benefit plans                    73      --       1,331       --       1,331
    Issuance of common stock under stock
           option plans                             115       1       1,481       --       1,482
    Tax benefit of stock options exercised.          --      --         301       --         301
    Net income                                       --      --          --    23,143     23,143
                                           ------------------------------------------------------
Balance at December 31, 1997                     21,125     211      77,077   104,751    182,039
    Issuance of common stock under
           employee benefit plans                    92       1       2,720       --       2,721
    Issuance of common stock under stock
           option plans                             133       1       2,022       --       2,023
    Tax benefit of stock options exercised.          --      --         839       --         839
    Net income                                       --      --          --    30,772     30,772
                                           ------------------------------------------------------
Balance at December 31, 1998                     21,350   $ 213     $82,658  $135,523   $218,394
                                           ======================================================


                            See accompanying notes.


                   Consolidated Statements Of Cash Flows

                                                                     Years ended December 31,
                                                               1998        1997      1996
                                                              ----------------------------------
                                                                       (In thousands)
Operating activities
Net income                                                     $ 30,772     $23,143    $18,971
Adjustments to reconcile net income to net cash
  provided by (used in)
   Operating activities:
    Depreciation and amortization                                12,164       8,276      6,105
    Provision for doubtful accounts                                 250         662        592
    Gain on sale of property and equipment                         (134)        (44)      (281)
    Deferred income taxes                                         7,629      (1,042)     1,483
    Common stock contributed to employee benefit plans            1,629       1,331      1,028
    Tax benefit of stock options exercised                          839         301         --
    Postretirement benefits                                          12          12         12
    Changes in operating assets and liabilities, net of the
          effects of the acquisition:
        Accounts receivable                                      (5,809)     (1,835)    (2,428)
        Amounts receivable from vendors                         (21,691)     (2,100)      (473)
        Inventory                                               (53,328)    (27,939)    (24,930)
        Refundable income taxes                                  (5,527)        172         564
        Other current assets                                       (179)       (446)        603
        Other assets                                             (1,753)       (581)       (709)
        Accounts payable                                         20,071      12,425       4,275
        Accrued expenses                                           (525)      2,433         830
        Accrued payroll                                          (3,533)        604        (765)
        Income taxes payable                                         --       2,501          --
                                                              ----------------------------------
            Net cash provided by (used in) operating
              activities                                        (19,113)     17,873       4,877
Investing activities
Purchases of property and equipment                             (57,732)    (37,180)    (34,459)
Acquisition, net of cash acquired                               (49,296)         --          --
Proceeds from sale of property and equipment                      6,038         293         801
Purchases of short-term investments                                  --          --     (12,494)
Proceeds from sale of short-term investments                        500          --      34,904
Payments received on notes receivable                               372         898          51
Advances made on notes receivable                                  (650)     (1,668)        (21)
                                                              ----------------------------------
            Net cash used in investing activities              (100,768)    (37,657)    (11,218)
Financing activities
Borrowings on notes payable to bank                               5,000          --       3,000
Proceeds from issuance of long-term debt                        157,860      20,500          --
Principal payments on long-term debt                            (46,651)     (1,120)       (198)
Net proceeds from issuance of common stock                        3,115       1,482       1,913
                                                              ----------------------------------
            Net cash provided by financing activities           119,324      20,862       4,715
                                                              ----------------------------------
Net increase (decrease) in cash                                    (557)      1,078      (1,626)
Cash at beginning of year                                         2,285       1,207       2,833
                                                              ----------------------------------
Cash at end of year                                             $ 1,728      $2,285      $1,207
                                                              ==================================


                            See accompanying notes.


                 Notes to Consolidated Financial Statements
                      December 31, 1998, 1997 and 1996


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     O'Reilly Automotive, Inc. ("the Company") is a specialty retailer and supplier of automotive aftermarket parts, tools, supplies and accessories to both the "do-it-yourself" customer and the professional installer throughout Texas, Missouri, Oklahoma, Kansas, Iowa, Arkansas, Louisiana, Nebraska and
Illinois.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

     The Company recognizes sales upon shipment of products.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Inventory

     Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Cost has been determined using the last-in, first-out ("LIFO") method. If the first-in, first-out ("FIFO") method of costing inventory had been used by the Company, inventory would have been $246,402,000 and $119,135,000 as of December 31, 1998 and 1997, respectively.

Amounts Receivable from Vendors

     Amounts receivable from vendors consist primarily of amounts due the Company for change-over merchandise, rebates and other allowances.

Property and Equipment

     Property and equipment are carried at cost. Depreciation is provided on straight-line and accelerated methods over the estimated useful lives of the assets. Service lives for property and equipment generally range from three to 40 years. Leasehold improvements are amortized over the terms of the underlying leases. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is included in the determination of net income as a component of other income (expense). The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

     The company capitalizes interest costs as a component of construction in progress, based on the weighted average rates paid for long-term borrowings. Total interest costs capitalized for the years ended December 31, 1998 and 1997, were $1,213,000 and $527,000, respectively. There were no interest costs capitalized during the year ended December 31, 1996.

Income Taxes

     The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No.
109. The liability method provides that deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to $8,326,000, $3,437,000 and $3,156,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Financial Instrument

     The Company utilizes interest rate swap agreements to manage interest rate risk on its floating rate debt. During 1998, the Company entered into an interest-rate swap agreement to modify the interest characteristics of its outstanding long-term debt from a floating rate to a fixed rate basis. This agreement involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from the counterparty is included in other liabilities or assets. The fair value of the swap agreement is not recognized in the consolidated financial statements and approximates its carrying cost.

Preopening Costs

     Costs associated with the opening of new stores, which consist primarily of payroll and occupancy costs, are charged to operations as incurred.

Stock Option Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed in Note 11, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Concentration of Credit Risk

     The Company grants credit to certain customers who meet the Company's pre-established credit requirements. Generally, the Company does not require security when trade credit is granted to customers. Credit losses are provided for in the Company's consolidated financial statements and consistently have been within management's expectations.

     The Company has provided long-term financing to a company, through a note receivable, for the construction of an office building which is leased by the Company (see Note 7). The note receivable, amounting to $2,203,000 and $2,271,000 at December 31, 1998 and 1997, respectively, bears interest at 6% and is due in January 2005.

     The carrying value of the Company's financial instruments, including cash, short-term investments, accounts receivable, accounts payable and long-term debt, as reported in the accompanying consolidated balance sheets, approximates fair value.

New Accounting Pronouncements

     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which established new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 had no impact on the Company's financial statements.

     Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which established new standards for the way public companies report information about operating segments in annual and interim financial statements. The Company operates in a single segment and accordingly, no segment disclosures are warranted for the years ended December 31, 1998, 1997 and 1996.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position or results of operations of the Company.

Reclassifications

     Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.

NOTE 2--ACQUISITION

     Effective January 31, 1998, the Company acquired 100% of the outstanding capital stock of Hi-Lo Automotive, Inc. and its subsidiaries (Hi/LO). Hi/LO was a specialty retailer supplying automotive aftermarket tools, supplies and accessories principally throughout Texas and Louisiana. The purchase price was approximately $49.3 million, including acquisition costs. The purchase price was financed with long-term borrowings under the Company's credit facility. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Hi/LO have been included in the Company's results of operations since the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. The excess of net assets acquired over the purchase price, which totaled approximately $9.7 million, has been applied as a reduction to the acquired property and equipment. Additional purchase liabilities recorded included approximately $5,622,000 for severance and certain costs associated with the closure and consolidation of certain acquired stores. At December 31, 1998, approximately $2,005,000 of the consolidation related costs remained on the accompanying balance sheet. The Company expects to complete its consolidation of facilities during 1999.

     The following unaudited pro forma financial information presents the combined historical results of the Company and Hi/LO as if the acquisition had occurred at the beginning of 1998 and 1997 after giving effect to certain adjustments, including the application of the excess of net assets acquired over the purchase price to the acquired property and equipment and resulting effect on depreciation, increased interest expense on long-term debt related to the acquisition, and the related income tax effects.

                                                 1998             1997
                                          -----------------------------------
                                          (In thousands, except per share data)

    Product sales                               $ 634,072       $ 554,719
    Net income                                   $ 29,443        $ 22,782
    Net income per share--assuming dilution       $  1.36         $  1.07

     The pro forma combined results are not necessarily indicative of the results that would have occurred if the acquisition had been completed as of the beginning of each of the years presented, nor are they necessarily indicative of future consolidated results.

NOTE 3--SHORT-TERM INVESTMENTS

     The Company's short-term investments are classified as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are carried at cost, which approximates fair market value. At December 31, 1998 and 1997, short-term investments consisted of preferred equity securities.

NOTE 4--RELATED PARTIES

     The Company leases certain land and buildings related to its O'Reilly Auto Parts stores under six-year operating lease agreements with O'Reilly Investment Company and O'Reilly Real Estate Company, partnerships in which certain shareholders of the Company are partners. Generally, these lease agreements provide for renewal options for an additional six years at the option of the Company (see Note 7). Rent expense under these operating leases totaled $2,158,000 in 1998, $2,122,000 in 1997 and $1,729,000 in
1996.

NOTE 5--NOTE PAYABLE TO BANK

     The Company had available a short-term unsecured bank line of credit providing for maximum borrowings of $5,000,000, all of which was outstanding at December 31, 1998. There were no borrowings outstanding at December 31, 1997. The line of credit bears interest at LIBOR plus 1.00% (6.63% at December 31, 1998). The line of credit was renewed and extended at January 28, 1999, and expires on April 28, 1999.

NOTE 6--LONG-TERM DEBT

     At December 31, 1998, the Company had available a credit facility providing for maximum borrowings of $173 million. The facility is comprised of a revolving credit facility of $125 million, and a term loan of $48 million. At December 31, 1998, $121,401,000 of the revolving credit facility and $48 million of the term loan was outstanding. The credit facility, which bears interest at LIBOR plus 0.50% (6.22% at December 31, 1998), expires in January 2003. In January 1999, the Company amended the credit facility to increase the amount of available borrowings under the revolving credit facility by $35 million (see Note 16). In addition, the Company had outstanding borrowings totaling $7,705,000 under its non-binding advised line of credit at December 31, 1998. This line of credit, which bears interest at 6.6%, was refinanced in connection with the Company's amendment of its credit facility in January 1999. At December 31, 1997, the Company had outstanding borrowings under its then existing revolving credit facilities amounting to $22,500,000.

     During 1998, the Company leased certain office equipment under capitalized leases. Pursuant to the terms of the lease agreements, the Company has committed to pay approximately $57,000 per month over three years. The present value of the future minimum lease payments under these agreements totaled $1,496,000 at December 31, 1998, which has been classified as long-term debt in the accompanying consolidated financial statements.

     Additionally, the Company has various unsecured notes payable to individuals, amounting to $255,032 and $271,000, at December 31, 1998 and 1997, respectively. The notes bear interest at rates ranging from 8% to 9% and are due in monthly installments of approximately $2,600 including interest. The notes mature in varying amounts between 1999 and 2000.

     Indirect borrowings under letters of credit and guarantees of indebtedness of others totaled $1,990,000 and $633,000 at December 31, 1998 and 1997, respectively.

     Principal maturities of long-term debt for each of the next five years ending December 31 are as follows (amounts in thousands):

                       1999          $ 8,691
                       2000           13,164
                       2001           12,657
                       2002           15,011
                       2003          129,118
                       Thereafter        216
                                    --------
                                    $178,857
                                    ========

     Cash paid by the Company for interest during the years ended December 31, 1998, 1997 and 1996 amounted to $8,509,000, $642,000 and $35,000, respectively.

NOTE 7--COMMITMENTS

Lease Commitments

     The Company leases certain office space, property and equipment under long-term, noncancelable operating leases. Future minimum rental payments, including commitments of $2,250,200 per year through 2004 in connection with the related-party leases described in Note 4, for each of the next five years ending December 31 and in the aggregate are as follows (amounts in thousands):

                       1999          $11,824
                       2000           10,695
                       2001           10,281
                       2002            9,030
                       2003            7,675
                       Thereafter     34,000
                                    --------
                                     $83,505
                                    ========

     A portion of the Company's retail stores and certain equipment are leased. Most of these leases include renewal options and some include options to purchase and provisions for percentage rent based on sales.

     Rental expense amounted to $13,862,000, $4,136,000 and $3,348,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 7--COMMITMENTS

Other Commitments

     During October 1998, the Company announced that it had entered into a definitive agreement to purchase substantially all of the assets of Hinojosa Auto Parts ("Hinojosa") effective April 1, 1999. Hinojosa is a specialty retailer of auto parts which operates 10 stores and a distribution center in the Rio Grande Valley along the Texas/Mexico border. Under the terms of the agreement, the Company will pay approximately $6 million in cash. The Company will not assume any liabilities of Hinojosa.

     The Company also had construction commitments which totaled approximately $12.4 million at December 31, 1998.

NOTE 8--LEGAL PROCEEDINGS

     The Company is currently involved in litigation as a result of a complaint filed against Hi/LO in May 1997. The plaintiff in this lawsuit sought to certify a class action on behalf of persons or entities in the states of Texas, Louisiana and California that have purchased a battery from Hi/LO since May 1990. The complaint alleges that Hi/LO offered and sold "old," "used" and "out of warranty" batteries as if the batteries were new, resulting in claims for violations of deceptive trade practices, breach of contract, negligence, fraud, negligent misrepresentation and breach of warranty. The plaintiff is seeking, on behalf of the class, an unspecified amount of compensatory and punitive damages, as well as attorneys' fees and pre- and post-judgment interest. On July 27, 1998, the Trial Court certified this class. The Company appealed the decision to certify the class in the Court of Appeals for the Ninth District of Texas. On February 25, 1999, the Court of Appeals issued an opinion affirming the Trial Court's decision to certify the class. The Company intends to contest this ruling by seeking a mandamus from the Supreme Court of Texas. The Company believes that the accusations made in this case are unfounded, and intends to defend this lawsuit vigorously. Although it is difficult at this stage to determine the likely outcome of the case, the Company believes that this lawsuit will not have a material adverse effect on the Company's results of operations or financial position.

     In addition, the Company and its subsidiaries are involved in various other legal proceedings incidental to the conduct of its business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, they will have a material adverse effect on the consolidated financial position, results of operations or cash flow of the Company.

NOTE 9--INTEREST RATE RISK MANAGEMENT

     During 1998, the Company entered into an interest rate swap agreement to effectively convert a portion of its floating rate long term debt to a fixed rate basis, thereby reducing the impact of interest rate changes on future income. Pursuant to this pay-fixed swap agreement, the Company agreed to exchange, at specified intervals, the difference between the fixed and the floating interest amounts calculated on the notional amount of the swap agreement which totaled $100 million at December 31, 1998. The Company's fixed interest rate under the swap agreement was 5.69% and the counterparty's floating rate was 5.45% at December 31, 1998.

NOTE 10--EMPLOYEE BENEFIT PLANS

     The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are 21 years of age with at least six months of service. Employees may contribute up to 15% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company has agreed to make matching contributions equal to 50% of the first 2% of each employee's contribution and 25% of the next 2% of each employee's contribution. Additional contributions to the plan may be made as determined annually by the Board of Directors. After three years of service, Company contributions and earnings thereon vest at the rate of 20% per year of service with the Company. Company contributions charged to operations amounted to $1,818,000 in 1998, $1,485,000 in 1997 and
$1,229,000 in 1996. Company contributions, in the form of common stock, to the profit-sharing and savings plan to match employee contributions during the years ended December 31 were as follows:

                      Year                  Market
                   Contributed   Shares     Value
                ------------------------------------
                      1998       15,719      $514,000
                      1997       20,913       415,000
                      1996       19,786       344,000

     Profit-sharing contributions accrued at December 31, 1998, 1997 and 1996 were funded in the next year through issuance of shares of the Company's common stock as follows:

                      Year                  Market
                     Funded      Shares     Value
                ------------------------------------
                      1998       36,193    $1,070,000
                      1997       49,540       884,000
                      1996       39,652       684,000

     The Company also sponsors an unfunded noncontributory defined benefit health care plan, which provides certain health benefits to retired employees. According to the terms of this plan, retirees' annual benefits are limited to $1,000 per employee starting at age 66 for employees with 20 or more years of service. Postretirement benefit costs for each of the years ended December 31, 1998, 1997 and 1996 amounted to $12,000.

     Additionally, the Company has adopted a stock purchase plan under which 500,000 shares of common stock are reserved for future issuance. Under the plan, substantially all employees and non-employee directors have the right to purchase shares of the Company's common stock monthly at a price equal to 85% of the fair market value of the stock. Under the plan, 37,316 shares were issued at an average price of $30.09 per share during 1998, 32,584 shares were issued at an average price $17.49 per share during 1997 and 32,936 shares were issued at an average price of $14.61 per share during 1996.

     The Company adopted a performance incentive plan for the Company's senior management under which 200,000 shares of restricted stock are reserved for future issuance. Under the plan, 2,679, 1,386 and 556 shares were issued during 1998, 1997 and 1996, respectively.

NOTE 11--STOCK OPTION PLANS

     The Company has a stock option plan under which incentive stock options or nonqualified stock options may be granted to officers and key employees. An aggregate of 3,000,000 shares of common stock is reserved for future issuance under this plan. The exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and the options will expire no later than 10 years from the date of grant. Options granted pursuant to the plan become exercisable no sooner than six months from the date of grant. In the case of a Shareholder owning more than 10% of the outstanding stock of the Company, the exercise price of an incentive option may not be less than 110% of the fair market value of the stock on the date of grant, and such options will expire no later than 10 years from the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by any individual in any calendar year may not exceed $100,000. A summary of outstanding stock options is as follows:

                                                              Number
                                         Price per Share    Of Shares
                                        ----------------------------------
    Outstanding at December 31, 1995        $ 8.75-$16.88         763,000
         Granted   .....................     14.38- 20.00          51,500
         Exercised .....................      8.75- 15.50       (120,300)
         Canceled  .....................     13.25- 19.54        (35,500)
                                                         -----------------
    Outstanding at December 31, 1996          8.75- 20.00         658,700
         Granted   .....................     15.63- 28.00         755,000
         Exercised .....................      8.75- 18.38        (71,500)
         Canceled  .....................      8.75- 17.88         (6,000)
                                                         -----------------
    Outstanding at December 31, 1997          8.75- 28.00       1,336,200
         Granted   .....................     24.75- 45.81         411,875
         Exercised .....................      8.75- 32.13       (119,300)
         Canceled  .....................      8.75- 41.75        (34,350)
         Forfeitures....................             8.75         (2,500)
                                                         =================
    Outstanding at December 31, 1998        $12.13-$45.81       1,591,925
                                                         =================


     Options to purchase 799,550, 521,700 and 637,700 shares of common stock were exercisable at December 31, 1998, 1997 and 1996, respectively.

     The Company also maintains a stock option plan for non-employee directors of the Company under which 150,000 shares of common stock are reserved for future issuance. All director stock options are granted at fair market value on the date of grant and expire on the earlier of termination of service to the Company as a director or seven years. Options granted under this plan become exercisable six months from the date of grant. A summary of outstanding stock options is as follows:

                                                              Number
                                         Price per Share    Of Shares
                                        ----------------------------------
    Outstanding at December 31, 1995        $ 8.75-$13.50         30,000
         Granted   ....................             18.19         10,000
                                                         -----------------
    Outstanding at December 31, 1996          8.75- 18.19         40,000
         Granted   ....................      18.56- 28.88         15,000
         Exercised ....................       8.75- 18.19        (20,000)
         Canceled  ....................             18.56        (5,000)
                                                         -----------------
    Outstanding at December 31, 1997          8.75- 18.19         30,000
         Granted   ....................             27.00         10,000
         Exercised ....................              8.75         (5,000)
         Canceled  ....................                --              --
                                                         =================
    Outstanding at December 31, 1998        $13.13-$27.00         35,000
                                                         =================

     All options under this plan were exercisable at December 31, 1998, 1997 and 1996.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee and non-employee director stock options under the fair value method of that SFAS.

     The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.74%, 5.53% and 5.39%; volatility factors of the expected market price of the Company's common stock of .221, .200 and
 .200; and weighted-average expected life of the options of 8.0, 6.4 and 3.5 years. The Company assumed a 0% dividend yield over the expected life of the options. The weighted-average fair values of options granted during the years ended December 31, 1998, 1997 and 1996 were $12.88, $8.28, and $4.79, respectively. The weighted-average remaining contract life at December 31, 1998 for all outstanding options under the Company's stock option plans is
6.95 years. The weighted average exercise price for all outstanding options under the Company's stock option plans was $21.74 at December 31, 1998.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information follows:


                                                1998         1997       1996
                                          ------------------------------------
                                          (In thousands, except per share data)

    Pro forma net income                       $29,242     $22,432    $18,494
                                          ====================================
    Pro forma basic net income per share       $  1.38      $ 1.07    $  0.89
                                          ====================================
    Pro forma net income per share--
      assuming dilution                        $  1.35      $ 1.05    $  0.88
                                          ====================================

NOTE 12--INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted income per common share:

                                                        Years ended December 31,
                                                        1998       1997      1996
                                                      ---------------------------------
                                                     (In thousands, except per share data)
Numerator (basic and diluted):
    Net income                                         $30,772   $23,143   $18,971
                                                      =================================
Denominator:
    Denominator for basic income per common share--
           Weighted-average shares                      21,238    21,043    20,864
    Effect of employee stock options (Note 11)             364       234       168
                                                      ---------------------------------
    Denominator for diluted income per common share
      adjusted weighted-average shares and assumed
      conversions.                                      21,602    21,277    21,032
                                                      =================================
Basic net income per common share                       $ 1.45    $ 1.10    $ 0.91
                                                      =================================
Net income per common share--assuming dilution          $ 1.42    $ 1.09    $ 0.90
                                                      =================================

NOTE 13--INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                           1998             1997
                                                     -----------------------------------
                                                               (In thousands)
Deferred tax assets:
    Current:
       Allowance for doubtful accounts                           $ 225           $ 138
       Vacation accrual                                            852             567
       Inventory carrying value                                     --             636
       Other accruals                                            3,031              83
                                                     -----------------------------------
                                                                 4,108           1,424
     Noncurrent:
       Property and equipment                                    1,843              --
       Other                                                     1,335             158
                                                     -----------------------------------
                                                                 3,178             158
                                                     -----------------------------------
          Total deferred tax assets                              7,286           1,582
          Deferred tax liabilities:
             Current:
                 Inventory carrying value                        1,270              --
                                                     -----------------------------------
                                                                 1,270              --
             Noncurrent:
                 Property and equipment                              --           2,273
                 Other accruals                                      --              30
                                                     -----------------------------------
            Total deferred tax liabilities                       1,270
          Net deferred tax assets (liabilities)                 $6,016           $(721)
                                                     ===================================

     The provision for income taxes consists of the following:


                               Current               Deferred               Total
                       --------------------------------------------------------------------
                               (In thousands)
1998:
          Federal                      $10,386              $ 6,852                $17,238
          State......                    1,156                  777                  1,933
                       --------------------------------------------------------------------
                                       $11,542              $ 7,629                $19,171
                       ====================================================================

1997
          Federal                      $13,562               $ (915)               $12,647
          State......                    1,893                 (127)                 1,766
                       --------------------------------------------------------------------
                                       $15,455              $(1,042)               $14,413
                       ====================================================================

1996
          Federal                       $8,502              $ 1,316                 $9,818
          State......                    1,077                  167                  1,244
                       --------------------------------------------------------------------
                                        $9,579              $ 1,483                $11,062
                       ====================================================================

     A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows:


                                                     1998          1997         1996
                                                -----------------------------------------
                                                              (In thousands)

Federal income taxes at statutory rate                 $17,480       $13,145    $10,512
State income taxes, net of federal tax benefit           1,256         1,148        809
Other items, net                                           435           120       (259)
                                                -----------------------------------------
                                                       $19,171       $14,413    $11,062
                                                =========================================


     The tax benefit associated with the exercise of non-qualified stock options has been reflected as additional paid-in capital in the accompanying consolidated financial statements.

     During the years ended December 31, 1998, 1997 and 1996, cash paid by the Company for income taxes amounted to $16,229,000, $12,168,000 and $9,015,000, respectively.

NOTE 14--STOCK SPLIT

     On July 8, 1997, the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a 100% stock dividend payable to all shareholders of record as of July 31, 1997. The stock dividend was paid on August 31, 1997. Accordingly, the stock split has been recognized by reclassifying $105,000, the par value of the additional shares resulting from the split, from retained earnings to common stock. All share and per share information included in the accompanying consolidated financial statements has been restated to reflect the retroactive effect of the stock split for all periods presented.

NOTE 15--QUARTERLY FINANCIAL DATA--UNAUDITED

                                              First       Second      Third      Fourth
                                             Quarter     Quarter     Quarter    Quarter
                                          -------------------------------------------------
                                               (In thousands, except per share data)
Year ended December 31, 1998
    Product sales....................          $118,269    $165,242   $172,784    $160,007
    Gross profit.....................            50,669      66,201     69,345      71,648
    Operating income.................            10,602      13,745     15,435      17,119
    Net income.......................             5,819       7,672      8,361       8,920
    Basic net income per share.......              0.28        0.36       0.39        0.42
    Net income per share--assuming dilution        0.27        0.36       0.39        0.41

Year ended December 31, 1997
    Product sales....................           $68,472     $82,448    $87,517     $77,962
    Gross profit.....................            29,191      34,715     36,531      34,173
    Operating income.................             7,928       9,493     10,467       9,196
    Net income.......................             5,007       6,082      6,621       5,433
    Basic net income per share.......              0.24        0.29       0.31        0.26
    Net income per share--assuming dilution        0.24        0.29       0.31        0.25

     The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

NOTE 16--SUBSEQUENT EVENTS

     Effective January 4, 1999, the Company entered into a Master Lease Agreement with O'Reilly-Wooten 2000 LLC (an entity owned by certain shareholders of the Company) related to the sale and leaseback of certain properties. The transaction closed on January 4, 1999 with a purchase price of approximately $5.5 million. The lease calls for an initial term of 15 years with two five-year renewal options.

     In January 1999, the Company amended its syndicated credit facility. Under the terms of the amendment, the commitment under the revolving credit facility was increased to $160,000,000 from $125,000,000. This $35,000,000 increase terminates July 31, 1999 or upon the occurrence of a "capital markets event" (as defined). The Company believes that the completion of the offering discussed below will constitute a capital markets event. Advances under this amendment bear interest at the rates provided for in the original credit agreement.

     On March 5, 1999, the Company filed a registration statement with the Securities and Exchange Commission for a secondary offering of 3,340,000 shares of common stock, 3,000,000 of which are to be offered by the Company. The net proceeds from this offering will be used to repay certain of the outstanding indebtedness of the Company under its credit facility.


                       Report Of Independent Auditors

The Board of Directors and Shareholders
O'Reilly Automotive, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of O'Reilly Automotive, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O'Reilly Automotive, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                             ERNST & YOUNG LLP


Kansas City, Missouri
March 2, 1999


NUMBER OF STOCKHOLDERS

As of December 31, 1998, O'Reilly Automotive, Inc. had approximately 10,000 stockholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.


MARKET PRICES AND DIVIDEND INFORMATION

The prices in the table below represent the high and low sales price for O'Reilly Automotive, Inc. common stock as reported by the Nasdaq Stock Market.

The common stock began trading on April 22, 1993. No cash dividends have been declared since 1992, and the Company does not anticipate paying any cash dividends in the foreseeable future.


                              1998                          1997
                         High      Low                 High       Low
First Quarter          $ 30 1/2  $ 24 5/8           $ 19 1/16   $ 15 1/2
Second Quarter           36 3/4    25 5/8             19 7/8      16 7/8
Third Quarter            39 1/2    28 5/8             26          18 7/8
Fourth Quarter           48 3/8    31 5/8             28          21
For the Year             48 3/8    24 5/8             28          15 1/2


                  O'Reilly Automotive, Inc. and Subsidiaries
                  Exhibit 21.1 - Subsidiaries of the Company


             Subsidiary                     State of Incorporation
             ----------                     ----------------------
Ozark Automotive Distributors, Inc.              Missouri
Greene County Realty Co.                         Missouri
O'Reilly II Aviation, Inc.                       Missouri
Hi-Lo Automotive, Inc.                           Delaware

      One hundred percent of the capital stock of each of the above listed subsidiaries is directly owned by O'Reilly Automotive, Inc.



                 O'Reilly Automotive, Inc. and Subsidiaries
     Exhibit 23.1 - Consent of Ernst & Young LLP, independent auditors




We consent to the incorporation by reference in this Annual Report (Form 10-K) of O'Reilly Automotive, Inc. and Subsidiaries of our report dated March 2, 1999, included in the 1998 Annual Report to Shareholders of O'Reilly Automotive, Inc.

Our audits also included the financial statement schedule of O'Reilly Automotive, Inc. and Subsidiaries listed in item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements (Form S-3 No. 333-73377, Form S-8 No. 33-61632, Form S-8 No. 33-73892 and Form S-8 No. 33-91022) of O'Reilly Automotive, Inc. of our report dated March 2, 1999 with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the consolidated financial statement schedule included in this Annual Report (Form 10-K) of O'Reilly Automotive, Inc. for the year ended December 31, 1998.


                                    /s/ Ernst & Young LLP
                                    Ernst & Young LLP

Kansas City, Missouri
March 25, 1999