Form 10-Q
period 1999-03-31
O REILLY AUTOMOTIVE INC
filed 1999-05-14
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

         Yes    X       No

          Common stock, $0.01 par value-24,727,562 shares outstanding as of March 31, 1999

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          Quarter Ended March 31, 1999

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              Page

    ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
    Condensed Consolidated Balance Sheets                                    3
    Condensed Consolidated Statements of Income                              4
    Condensed Consolidated Statements of Cash Flows                          5
    Notes to Condensed Consolidated Financial Statements                     6

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION                              8


    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                                    10

PART II - OTHER INFORMATION

    ITEM 5 - OTHER INFORMATION                                              10

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               10

SIGNATURE PAGE                                                              11

EXHIBIT INDEX                                                               12

PART I   Financial Information
ITEM 1.  Financial Statements

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             March 31,                 December 31,
                                                               1999                       1998
                                                       ---------------------       --------------------
                                                           (Unaudited)                   (Note)
                                                               (In thousands, except share data)
Assets
Current assets:
  Cash                                                       $   3,230                 $    1,728
  Short-term investments                                           500                        500
  Accounts receivable, net                                      27,163                     27,580
  Amounts receivable from vendors                               22,188                     26,660
  Inventory                                                    260,778                    246,012
  Other current assets                                           7,988                      8,402
                                                       ---------------------       --------------------
    Total current assets                                       321,847                    310,882

Property and equipment                                         223,520                    210,207
Accumulated depreciation                                        42,821                     39,256
                                                       ---------------------       --------------------
                                                               180,699                    170,951

Other assets                                                    10,996                     11,455
                                                       ---------------------       --------------------

Total assets                                                $  513,542                $   493,288
                                                       =====================       ====================

Liabilities and shareholders' equity
Current liabilities:
  Note payable to bank                                      $     --                  $     5,000
  Accounts payable                                              76,550                     66,737
  Other current liabilities                                     27,896                     22,091
  Current portion of long-term debt                             10,259                      8,691
                                                       ---------------------       --------------------
    Total current liabilities                                  114,705                    102,519

Long-term debt, less current portion                            55,728                    170,166
Other liabilities                                                  681                      2,209

Shareholders' equity:
    Common stock, $.01 par value:
      Authorized shares- 30,000,000
      Issued and outstanding shares
        24,727,562 shares at March 31, 1999
        and 21,349,700 at December 31, 1998                        247                        213
    Additional paid-in capital                                 198,055                     82,658
    Retained earnings                                          144,126                    135,523
                                                      ---------------------       --------------------
Total shareholders' equity                                     342,428                    218,394
                                                      ---------------------       --------------------

Total liabilities and shareholders' equity                   $ 513,542                 $  493,288
                                                      =====================       ====================

NOTE: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                  Three Months Ended
                                                                        March 31,
                                                       -------------------------------------------
                                                              1999                     1998
                                                       ------------------      -------------------
                                                          (In thousands, except per share data)


Product sales                                               $ 166,404                $ 118,269

Cost of goods sold, including
   warehouse and distribution expenses                         95,447                   67,600

Operating, selling, general
   and administrative expenses                                 54,716                   40,067
                                                       ------------------      -------------------
                                                              150,163                  107,667
                                                       ------------------      -------------------

Operating income                                               16,241                   10,602
Other expense, net                                             (2,296)                  (1,200)
                                                       ------------------      -------------------

Income before income taxes                                     13,945                    9,402

Provision for income taxes                                      5,342                    3,583
                                                       ------------------      -------------------

Net income                                                   $  8,603                 $  5,819
                                                       ==================      ===================

Basic income per share data:
Net income per common share                                  $   0.40                 $   0.28
                                                       ==================      ===================
Weighted average common shares outstanding                     21,360                   21,146
                                                       ==================      ===================

Income per common share-assuming dilution:
Net income per common share - assuming dilution              $   0.39                 $   0.27
                                                       ==================      ===================
Adjusted weighted average common shares outstanding            21,854                   21,408
                                                       ==================      ===================




See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Three Months Ended
                                                    March 31,          March 31,
                                                      1999               1998
                                                   -----------      ------------
                                                           (In thousands)

Net cash provided by operating activities          $  18,324           $  3,726

Investing activities:
  Purchases of property and equipment                (15,348)           (11,429)
  Acquisition of Hi-Lo Automotive, Inc.,
    net of cash acquired                                  --            (53,241)
  Proceeds from sale of property and equipment         6,069                 14
  Payments received on notes receivable                  767                 --
  Advances made on notes receivable                      (70)                --
  Other                                                   --                 17
                                                   -----------      ------------

Net cash used in investing activities                 (8,582)           (64,639)

Financing activities:
  Payments on notes payable to banks                  (5,000)                --
  Proceeds from issuance of long-term debt            44,868             82,496
  Payments on long-term debt                        (160,085)           (22,525)
  Net proceeds from secondary offering               106,780                 --
  Proceeds from issuance of common stock               5,197                535
                                                   ----------       ------------

Net cash provided by (used in)
 financing activities                                 (8,240)            60,506
                                                   ----------       ------------

Net increase (decrease) in cash                        1,502               (407)
Cash at beginning of period                            1,728              2,285
                                                   ----------       ------------

Cash at end of period                               $  3,230           $  1,878
                                                   ==========       ============

See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1999


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  Debt

In connection with the acquisition of Hi-Lo Automotive, Inc. ("Hi/LO") in January 1998, the Company replaced its lines of credit with new, unsecured credit facilities totaling $175 million. The facilities are comprised of a $125 million five-year revolving credit facility which includes a $5 million sub-limit for the issuance of letters of credit and a $50 million five-year term loan facility. These credit facilities are guaranteed by the subsidiaries of the Company and currently bear interest at the London Interbank Offered Rate ("LIBOR") plus 0.50%. The Company is required to meet various financial covenants as defined in the credit agreement.

3.  Secondary Offering

On March 31, 1999, the Company completed a public offering of 3,340,000 shares of common stock, 3,000,000 of which were issued by the Company resulting in net proceeds of $106.8 million. A portion of the proceeds was used to repay a significant amount of the outstanding indebtedness of the Company under its credit facility. The remaining portion of the proceeds will be used to fund future expansion. On April 7, 1999, the Company issued 501,000 shares of common stock related to the Company's portion of the over-allotment option resulting in net proceeds to the Company of $17.9 million.

4.  Segments of an Enterprise and Related Information

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which established new standards for the way public companies report information about operating segments in annual and interim financial statements. The Company operates in a single segment and accordingly, no segment disclosures are warranted for the quarters ended March 31, 1999 and 1998.

5.  Comprehensive Income

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which established new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 had no impact on the Company's financial statements.

6.  Business Acquisition

Effective January 31, 1998, the Company acquired all of the outstanding common shares of Hi-Lo Automotive, Inc. and its subsidiaries for $49.3 million or $4.35 per common share. This acquisition has been accounted for as a purchase by recording the assets and liabilities of Hi/LO at their estimated fair values at the acquisition date. The excess of net assets acquired over the purchase price, which totaled approximately $9.7 million, has been applied as a reduction to the acquired property and equipment.

The consolidated results of operations of the Company include the operations of Hi/LO from the acquisition date. Unaudited Pro Forma consolidated results of operations assuming the purchase was made at the beginning of each period are shown below: (amounts in thousands, except per share data)

                                              Three months ended March 31,
                                          -------------------------------------
                                              1999                     1998
                                          -------------            ------------
    Net sales                               $166,404                 $136,039

    Net income                              $8,603                   $2,188

    Net income per share                    $0.40                    $0.10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Unless otherwise indicated, "we," "us," "our" and similar terms, as well as references to the "Company" or "O'Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.

Results of Operations

Product sales for the first quarter of 1999 increased by $48.1 million, or 40.7%, over product sales for the first quarter of 1998. This is due to the impact of opening 14 net, new O'Reilly stores during the last quarter of 1998 and opening 9 new stores during the first quarter of 1999, in addition to a 15.8% increase in comparable store product sales (O'Reilly stores increased 11.0% and Hi/LO stores increased 22.8%). At March 31, 1999, we operated 500 stores compared to 268 stores at March 31, 1998.

Gross profit increased 40.0% from $50.7 million (or 42.8% of product sales) in the first quarter of 1998 to $71.0 million (or 42.7% of product sales) in the first quarter of 1999.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $14.6 million from $40.1 million (or 33.9% of product sales) in the first quarter of 1998 to $54.7 million (or 32.9% of product sales) in the first quarter of 1999. The dollar amount increase of OSG&A expenses is due to the addition of team members and resources in order to support the increased level of our operations. The decrease in OSG&A expenses as a percentage of product sales is primarily due to economies of scale resulting from increased product sales.

Other expense, net, increased by $1.1 million in the first quarter of 1999 compared to the first quarter of 1998. This increase was primarily due to increased interest expense from higher balances on long-term debt principally resulting from the Hi/LO acquisition and growth in the scope of our operations.

Our estimated provision for income taxes increased from 38.1% of income before income taxes in the first three months of 1998 to 38.3% in the same period in 1999. The increase in the effective income tax rate was primarily due to changes in the mix of taxable income among the states in which we operate.

Principally as a result of the foregoing, net income increased from $5.8 million or 4.9% of product sales in the first quarter of 1998 to $8.6 million or 5.2% of product sales in the first quarter of 1999.

Liquidity and Capital Resources

Net cash of $18.3 million was provided by operating activities for the first three months of 1999 as compared to $3.7 million for the first three months of 1998. This increase was principally the result of increases in net income, accounts payable and accruals and decreases in other assets, as offset by increases in inventory and accounts receivable, including amounts receivable from vendors. These increases are primarily due to the addition of new stores and increased sales levels in existing and newly opened stores and the results of product line conversions.

Net cash used in investing activities has decreased from $64.6 million in 1998 to $8.6 million in 1999 primarily due to the acquisition of Hi/LO in the first three months of 1998, partially offset by an increase in purchases of property and equipment.

Cash provided by financing activities has decreased from $60.5 million in the first three months of 1998 to $8.2 million in cash used in financing in the first three months of 1999. The decrease was primarily due to the scheduled principal payments on debt as well as the substantial reduction of our credit facility with the proceeds of the secondary offering and the issuance of common stock during the first three months of 1999.

Aside from the 9 net, new stores opened in the first three months of 1999, we plan to open an additional 71 net new stores in 1999. The funds required for such planned expansions will be provided by operations, short-term investments and the existing and available bank credit facilities.

Management believes that the cash expected to be generated from operating activities, existing cash and short-term investments, existing bank credit facilities and trade credit will be sufficient to fund both the short and long-term capital and liquidity needs for the foreseeable future.

Inflation and Seasonality

We have been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. As a result, we do not believe our operations have been materially affected by inflation.

Our business is seasonal to some extent primarily as a result of the impact of weather conditions on store sales. Store sales and profits have historically been higher in the second and third quarters (April through September) of each year than in the first and fourth quarters.

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

We are utilizing internal personnel to correct, replace and test our software and plan to complete the Year 2000 project no later than September 1, 1999. The total cost of the Year 2000 project is estimated at $100,000. Of the total project cost, approximately $25,000 represents the purchase of replacements or upgrades of software and hardware, which will be capitalized. We will expense the remaining portion of the project cost as incurred during 1999. As of March 31, 1999, we had spent approximately $60,000 on the Year 2000 project.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements. These statements discuss, among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. The forward-looking statements are subject to risks, uncertainties and assumptions including, but not limited to competitive pressures, demand for our products, the market for auto parts, the economy in general, inflation, consumer debt levels and the weather. Actual results may materially differ from anticipated results described in these forward-looking statements. Certain risks are discussed in Exhibit 99.1 hereto.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk through derivative financial instruments and other financial instruments is not material.



PART II - OTHER INFORMATION

Item 5.  Other information

In October 1998, we announced we had entered into a definitive agreement to purchase the assets of Hinojosa Auto Parts ("Hinojosa") which closed April 1, 1999. Under the terms of the agreement, we purchased the inventory, fixtures, certain real estate and other assets for approximately $6 million. Additionally, we did not assume any liabilities of Hinojosa.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits: See Exhibit Index on page 12 hereof

(b) No reports on Form 8-K were filed by the Company during the three month period ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                O'REILLY AUTOMOTIVE, INC.

May 15, 1999                    /s/  David E. O'Reilly
-------------------             ------------------------------------------
Date                            David E. O'Reilly, President and
                                  Chief Executive Officer


May 15, 1999                    /s/  James R. Batten
-------------------             ------------------------------------------
Date                            James R. Batten, Vice-President of Finance
                                  and Chief Financial Officer

                                  EXHIBIT INDEX


Number                         Description                                Page
------            -------------------------------------                  ------
27.1              Financial Data Schedule                                  13
99.1              Certain Risk Factors, filed herewith.                    14