Form 10-Q
period 1999-06-30
O REILLY AUTOMOTIVE INC
filed 1999-08-16
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

         Yes    X       No

Common stock,  $0.01 par value - 25,339,322  shares  outstanding  as of June 30,
1999

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           Quarter Ended June 30, 1999

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              Page

         ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
         Condensed Consolidated Balance Sheets                                3
         Condensed Consolidated Statements of Income                          4
         Condensed Consolidated Statements of Cash Flows                      5
         Notes to Condensed Consolidated Financial Statements                 6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION                          8

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    MARKET RISK                                              10

PART II - OTHER INFORMATION

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        10

         ITEM 5 - OTHER INFORMATION                                          10

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           10

SIGNATURE PAGE                                                               11

EXHIBIT INDEX                                                                12

PART I   Financial Information
ITEM 1.  Financial Statements

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 30,     December 31,
                                                      1999           1998
                                                  -----------    -----------
                                                   (Unaudited)       (Note)
                                               (In thousands, except share data)
Assets
Current assets:
  Cash                                             $  4,114       $  1,728
  Short-term investments                                500            500
  Accounts receivable, net                           32,282         27,580
  Amounts receivable from vendors                    19,605         26,660
  Inventory                                         285,431        246,012
  Other current assets                                9,599          8,402
                                                  -----------    -----------
    Total current assets                            351,531        310,882

Property and equipment                              239,014        210,207
Accumulated depreciation                             47,035         39,256
                                                  -----------    -----------
                                                    191,979        170,951

Other assets                                         13,811         11,455
                                                  -----------    -----------

Total assets                                       $557,321       $493,288
                                                  ===========     ==========

Liabilities and shareholders' equity
Current liabilities:
  Note payable to bank                             $  2,240       $  5,000
  Accounts payable                                   82,343         66,737
  Other current liabilities                          33,459         22,091
  Current portion of long-term debt                  11,571          8,691
                                                  -----------     ----------
    Total current liabilities                       129,613        102,519

Long-term debt, less current portion                 51,707        170,166
Other liabilities                                       638          2,209

Shareholders' equity:
  Common stock, $.01 par value:
    Authorized shares- 90,000,000
    Issued and outstanding shares-
      25,339,322 shares at June 30, 1999
      and 21,349,700 at December 31, 1998               253            213
  Additional paid-in capital                        219,215         82,658
  Retained earnings                                 155,895        135,523
                                                  -----------    -----------
Total shareholders' equity                          375,363        218,394
                                                  -----------    -----------

Total liabilities and shareholders' equity         $557,321       $493,288
                                                  ===========    ===========

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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended    Six Months Ended
                                                             June 30,             June 30,
                                                        ------------------   ------------------
                                                          1999      1998       1999      1998
                                                        --------  --------   --------  --------
                                                         (In thousands, except per share data)

Product sales                                           $196,107  $165,242   $362,511  $283,511

Cost of goods sold, including
   warehouse and distribution expenses                   114,284    99,041    209,731   166,641

Operating, selling, general
   and administrative expenses                            62,193    52,456    116,909    92,289
                                                        --------  --------   --------  --------
                                                         176,477   151,497    326,640   258,930
                                                        --------  --------   --------  --------

Operating income                                          19,630    13,745     35,871    24,581
Other expense                                               (557)   (1,370)    (2,853)   (2,815)
                                                        --------  --------   --------  --------

Income before income taxes                                19,073    12,375     33,018    21,766

Provision for income taxes                                 7,304     4,703     12,646     8,275
                                                        --------  --------   --------  --------

Net income                                              $ 11,769  $  7,672   $ 20,372  $ 13,491
                                                        ========  ========   ========  ========

Basic income per share data:
Net income per common share                             $   0.47  $   0.36   $   0.87  $   0.64
                                                        ========  ========   ========  ========
Weighted average common shares outstanding                25,212    21,226     23,297    21,186
                                                        ========  ========   ========  ========
Income per common share-assuming dilution:
Net income per common share-assuming dilution           $   0.46  $   0.35   $   0.86  $   0.62
                                                        ========  ========   ========  ========
Adjusted weighted average common shares outstanding       25,542    21,735     23,709    21,654
                                                        ========  ========   ========  ========




See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Six Months Ended June 30,
                                                  -----------------------------
                                                     1999               1998
                                                  ----------         ----------
                                                          (In thousands)


Net cash provided by
   (used in) operating activities                  $ 16,689          $  (3,304)

Investing activities:
  Purchases of property and equipment              (32,377)            (20,740)
  Acquisition of Hi-Lo Automotive, Inc.,
    net of cash acquired                                --             (49,296)
  Proceeds from sale of property and equipment       6,659               2,401
  Payments received on notes receivable                887                  --
  Advances made on notes receivable                    (70)                 --
  Other                                                 --                  34
                                                  ----------         ----------

Net cash used in investing activities              (24,901)            (67,601)
                                                  ----------         ----------

Financing activities:
  Borrowings on note payable to bank                 2,240                  --
  Payments on note payable to bank                  (5,000)                 --
  Proceeds from issuance of long-term debt          68,058             109,196
  Payments on long-term debt                      (185,984)            (40,024)
  Net proceeds from secondary offering             124,944                  --
  Proceeds from issuance of common stock             6,340                 864
                                                  ----------         ----------

Net cash provided by financing activities           10,598              70,036
                                                  ----------         ----------

Net increase (decrease) in cash                      2,386                (869)
Cash at beginning of period                          1,728               2,285
                                                  ----------         ----------

Cash at end of period                             $  4,114           $   1,416
                                                  ==========         ==========



                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1999


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

4.  Segments of an Enterprise and Related Information

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which established new standards for the way public companies report information about operating segments in annual and interim financial statements. The Company operates in a single segment and accordingly, no segment disclosures are warranted for the periods ended June 30, 1999 and 1998.

5.  Comprehensive Income

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which established new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 had no impact on the Company's financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (Unaudited)
                                  June 30, 1999

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

                                       Six months ended June 30,
                                       --------------------------
                                           1999          1998
                                       -----------    -----------
         Net sales                      $362,511       $301,281

         Net income                     $20,372        $12,271

         Net income per share           $0.87          $0.58


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Unless otherwise indicated, "we," "us," "our" and similar terms, as well as references to the "Company" or "O'Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.

Results of Operations

Product sales for the second quarter of 1999 increased by $30.9 million, or 18.7%, over product sales for the second quarter of 1998. Product sales for the first six months of 1999 increased by $79.0 million, or 27.9% over product sales for the first six months of 1998. This is due to the opening of 14 net, new O'Reilly stores during the last quarter of 1998 and opening 24 net, new stores during the first and second quarters of 1999, in addition to a 9.3% increase in comparable store product sales (O'Reilly stores increased 4.3% and HiLo stores increased 16.9%). At June 30, 1999, we operated 515 stores compared to 462 stores at June 30, 1998.

Gross profit increased 23.6% from $66.2 million (or 40.1% of product sales) in the second quarter of 1998 to $81.8 million (or 41.7% of product sales) in the second quarter of 1999. Gross profit for the first six months increased 30.7% from $116.9 million (or 41.2% of product sales) in 1998 to $152.8 million or (42.1% of product sales) in 1999.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $9.7 million from $52.5 million (or 31.7% of product sales) in the second quarter of 1998 to $62.2 million (or 31.7% of product sales) in the second quarter of 1999. OSG&A expenses increased $24.6 million from $92.3 million (32.6% of product sales) in the first six months of 1998 to $116.9 million (or 32.2% of product sales) in the first six months of 1999. The dollar amount increase in OSG&A expenses resulted from the addition of team members and resources in order to support the increased level of our operations.

Other expense decreased by $800,000 in the second quarter of 1999 compared to the second quarter of 1998 and increased by $40,000 for the first six months of 1999 compared to the first six months of 1998. The overall decrease in other expense is due to the repayment of a significant amount of our debt, with proceeds from the secondary stock offering, thereby reducing interest expense.

Our estimated provision for income taxes increased from 38.0% of income before income taxes in the second quarter and the first six months of 1998 to 38.3% in the same period in 1999. The increase in the effective income tax rate was primarily due to changes in the mix of taxable income among the states in which we operate.

Principally as a result of the foregoing, net income increased from $7.7 million or 4.6% of product sales in the second quarter of 1998 to $11.8 million or 6.0% of product sales in the second quarter of 1999 and from $13.5 million or 4.8% of products sales in the first six months of 1998 to $20.4 million or 5.6% of product sales in the first six months of 1999.

Liquidity and Capital Resources

Net cash of $16.7 million was provided by operating activities for the first six months of 1999 as compared to $3.3 million of cash used by operating activities for the first six months of 1998. This increase was principally the result of increases in net income, accounts payable and accruals, offset by increases in inventory and amounts receivable from vendors. These increases are the result of the addition of new stores and a distribution center and increased sales levels in existing and newly opened stores and the results of product line conversions.

Net cash used in investing activities has decreased from $67.6 million in 1998 to $24.9 million in 1999 primarily due to the acquisition of Hi/LO in early 1998, partially offset by the proceeds of the sale of property and equipment.

Cash provided by financing activities has decreased from $70.0 million in the first six months of 1998 to $10.6 million in the first six months of 1999. The decrease was primarily due to the scheduled principal payments on debt as well as the substantial reduction of our outstanding indebtedness with the proceeds of the secondary stock offering.

Aside from the 24 net, new stores opened in the first six months of 1999, we plan to open an additional 56 net new stores in 1999. The funds required for such planned expansions will be provided by operating activities, short-term investments and the existing and available bank credit facilities.

Management believes that the cash expected to be generated from operating activities, existing cash and short-term investments, existing bank credit facilities and trade credit will be sufficient to fund our short and long-term capital and liquidity needs for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

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

Year 2000 Readiness Disclosure

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

We are utilizing internal personnel to correct, replace and test our software and plan to complete the Year 2000 project no later than September 1, 1999. The total cost of the Year 2000 project is estimated at $200,000. Of the total project cost, approximately $25,000 represents the purchase of replacements or upgrades of software and hardware, which will be capitalized. We will expense the remaining portion of the project cost as incurred during 1999. As of June 30, 1999, we had spent approximately $125,000 on the Year 2000 project.

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



PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the Shareholders of the Company was held on May 4, 1999. Of the 21,376,421 shares entitled to vote at such meeting, 17,230,654 shares were present at the meeting in person or by proxy.

(b) The two individuals listed below were elected as Class III Directors of the Company, and, with respect to each such Director, the number of shares voted for and against were as follows:

                                                  Number of Shares Voted
                                            ----------------------------------
         Name of Nominee                       For                   Withheld
         -----------------                  ----------              ----------

         David E. O'Reilly                  17,034,080                196,574

         Jay D. Burchfield                  17,038,223                192,431

The individuals listed below are Directors of the Company whose term of office continued after the meeting:

Charles H. O'Reilly, Sr.
Charles H. O'Reilly, Jr.
Rosalie O'Reilly Wooten
Lawrence P. O'Reilly
Joe C. Greene

(c) In addition to the election of two individuals as Class III Directors of the Company; the shareholders of the Company voted on a proposal to amend the Company's Restated Articles of Incorporation to increase the number of authorized shares of common stock, par value $.01 per share, from 30 million to 90 million. 16,122,317 shares were voted in favor of the amendment constituting in excess of the requisite number of shares required for approval; 1,080,310 shares were voted against such amendment and 28,027 shares abstained.

Item 5.  Other Items

On July 27, 1999, Ted Wise and Greg Henslee were named Co-Presidents of the Company. Mr. Wise, formerly Executive Vice-President of Operations, has over 28 years of service with O'Reilly. Mr. Wise will oversee store operations, sales and real estate. Mr. Henslee, formerly Senior Vice-President of Operations, has over 15 years of service with O'Reilly and will be responsible for distribution, merchandise and information systems.

     On July 27, 1999, David O'Reilly, Chief Executive Officer, and Larry O'Reilly, Chief Operations Officer, were named as Co-Chairmen of the Board. Charles H. O'Reilly, Jr., previous Chairman of the Board, will now serve as Vice-Chairman of the Board.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits: See Exhibit Index on page 12 hereof.

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     O'REILLY AUTOMOTIVE, INC.

August 16, 1999                      /s/  David E. O'Reilly
------------------------             -------------------------------------------
Date                                 David E. O'Reilly, President and
                                        Chief Executive Officer


August 16, 1999                      /s/  James R. Batten
------------------------             -------------------------------------------
Date                                 James R. Batten, Vice-President of Finance
                                        and Chief Financial Officer

                                  EXHIBIT INDEX


Number                        Description                               Page
------          ---------------------------------------                ------
  3.3           Amendment of Articles of Incorporation                   13
 27.1           Financial Data Schedule                                  15
 99.1           Certain Risk Factors, filed herewith.                    16