Form 10-Q
period 1999-09-30
O REILLY AUTOMOTIVE INC
filed 1999-11-15
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

         Yes    X       No

Common stock, $0.01 par value - 25,366,464 shares outstanding as of September 30, 1999

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        Quarter Ended September 30, 1999

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             Page

         ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
         Condensed Consolidated Balance Sheets                               3
         Condensed Consolidated Statements of Income                         4
         Condensed Consolidated Statements of Cash Flows                     5
         Notes to Condensed Consolidated Financial Statements                6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION                         7

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                9

PART II - OTHER INFORMATION

         ITEM 5 - OTHER INFORMATION                                          9

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           9

SIGNATURE PAGE                                                              10

EXHIBIT INDEX                                                               11

PART I   Financial Information
ITEM 1.  Financial Statements

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                         September 30,              December 31,
                                              1999                       1998
                                         -------------              ------------
                                          (Unaudited)                   (Note)
                                            (In thousands, except share data)

Assets
Current assets:
  Cash                                     $   2,729                 $    1,728
  Short-term investments                         500                        500
  Accounts receivable, net                    33,187                     27,580
  Amounts receivable from vendors             21,579                     26,660
  Inventory                                  288,823                    246,012
  Refundable income taxes                         --                      3,026
  Deferred income taxes                          788                      2,838
  Other current assets                         2,696                      2,538
                                          -----------                -----------
    Total current assets                     350,302                    310,882

Property and equipment                       260,550                    210,207
Accumulated depreciation                      51,257                     39,256
                                          -----------                -----------
                                             209,293                    170,951

Other assets                                  21,751                     11,455
                                          -----------                -----------
Total assets                              $  581,346                 $  493,288
                                          ===========                ===========

Liabilities and shareholders' equity
Current liabilities:
  Note payable to bank                    $    5,000                 $    5,000
  Accounts payable                            79,592                     66,737
  Income taxes payable                         8,865                         --
  Other current liabilities                   34,308                     22,091
  Current portion of long-term debt           12,808                      8,691
                                          -----------                -----------
    Total current liabilities                140,573                    102,519

Long-term debt, less current portion          50,433                    170,166
Other liabilities                                631                      2,209

Shareholders' equity:
  Common stock, $.01 par value:
    Authorized shares- 90,000,000
    Issued and outstanding shares -
      25,366,464 shares at
      September 30, 1999 and
      21,349,700 at December 31, 1998            253                        213
  Additional paid-in capital                 220,149                     82,658
  Retained earnings                          169,307                    135,523
                                          -----------                -----------
Total shareholders' equity                   389,709                    218,394
                                          -----------                -----------
Total liabilities and shareholders'
   equity                                 $  581,346                $   493,288
                                          ===========               ============


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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                  Three Months Ended        Nine Months Ended
                                                     September 30,             September 30,
                                               ------------------------  ------------------------
                                                   1999         1998         1999        1998
                                               -----------  -----------  -----------  -----------
                                                      (In thousands, except per share data)

Product sales                                   $ 208,401    $ 172,784    $ 570,912    $ 456,295

Cost of goods sold, including
   warehouse and distribution expenses            120,400      103,439      330,130      270,080
Operating, selling, general and
   administrative expenses                         65,770       53,910      182,679      146,199
                                               -----------  -----------  -----------  -----------
                                                  186,170      157,349      512,809      416,279
                                               -----------  -----------  -----------  -----------

Operating income                                   22,231       15,435       58,103       40,016
Other expense                                        (564)      (1,955)      (3,417)      (4,770)
                                               -----------  -----------  -----------  -----------

Income before income taxes                         21,667       13,480       54,686       35,246


Provision for income taxes                          8,255        5,119       20,901       13,394
                                               -----------  -----------  -----------  -----------

Net income                                      $  13,412    $   8,361    $  33,785    $  21,852
                                               ===========  ===========  ===========  ===========

Basic income per share data:
Net income per common share                     $    0.53    $    0.39    $    1.41    $    1.03
                                               ===========  ===========  ===========  ===========
Weighted average common shares outstanding         25,346       21,256       23,987       21,209
                                               ===========  ===========  ===========  ===========
Income per common share-assuming dilution:
Net income per common share-assuming dilution   $    0.52    $    0.38    $    1.39    $    1.00
                                               ===========  ===========  ===========  ===========
Adjusted weighted average common shares
  outstanding                                      25,589       21,883       24,343       21,744
                                               ===========  ===========  ===========  ===========




See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Nine Months Ended September 30,
                                                                  ----------------------------------
                                                                      1999                   1998
                                                                  -----------            -----------
                                                                            (In thousands)


Net cash provided by (used in) operating activities                $  33,483              $ (16,698)
                                                                  -----------            ------------

Investing activities:
  Purchases of property and equipment                                (54,138)               (37,335)
  Acquisition of Hi-Lo Automotive, Inc., net of cash acquired             --                (49,296)
  Proceeds from sale of property and equipment                         6,775                  2,627
  Payments received on notes receivable                                1,061                     --
  Advances made on notes receivable                                      (70)                    --
  Other                                                                   --                   (455)
                                                                  -----------            -----------

Net cash used in investing activities                                (46,372)               (84,459)
                                                                  -----------            -----------

Financing activities:
  Borrowings on note payable to bank                                   5,000                     --
  Payments on note payable to bank                                    (5,000)                    --
  Proceeds from issuance of long-term debt                            84,013                145,241
  Payments on long-term debt                                        (201,976)               (46,217)
  Net proceeds from secondary offering                               124,890                     --
  Proceeds from issuance of common stock                               6,963                  1,432
                                                                  -----------            -----------

Net cash provided by financing activities                             13,890                100,456
                                                                  -----------            -----------

Net increase (decrease) in cash                                        1,001                   (701)
Cash at beginning of period                                            1,728                  2,285
                                                                  -----------            -----------

Cash at end of period                                              $   2,729              $   1,584
                                                                  ===========            ===========



See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1999


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  Debt

The Company has unsecured credit facilities totaling $175 million. The facilities are comprised of a $125 million five-year revolving credit facility which includes a $5 million sub-limit for the issuance of letters of credit and a $50 million five-year term loan facility. These credit facilities are guaranteed by the subsidiaries of the Company and currently bear interest at the London Interbank Offered Rate ("LIBOR") plus 0.50%. The Company is required to meet various financial covenants as defined in the credit agreement.

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

4.  Business Acquisition

Effective January 31, 1998, the Company acquired all of the outstanding common shares of Hi-Lo Automotive, Inc. and its subsidiaries ("Hi/LO") for $49.3 million or $4.35 per common share. This acquisition has been accounted for as a purchase by recording the assets and liabilities of Hi/LO at their estimated fair values at the acquisition date. The excess of net assets acquired over the purchase price, which totaled approximately $9.7 million, has been applied as a reduction to the acquired property and equipment.

The consolidated results of operations of the Company include the operations of Hi/LO from the acquisition date. Unaudited Pro Forma consolidated results of operations assuming the purchase was made at the beginning of each period are shown below: (amounts in thousands, except per share data)

                                         Nine months ended September 30,
                                      -----------------------------------
                                           1999                  1998
                                      -------------         -------------
         Net sales                      $570,912              $474,064

         Net income                     $33,785               $25,505

         Net income per share           $1.41                 $1.09

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Unless otherwise indicated, "we," "us," "our" and similar terms, as well as references to the "Company" or "O'Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.

Results of Operations

Product sales for the third quarter of 1999 increased by $35.6 million, or 20.6%, over product sales for the third quarter of 1998. Product sales for the first nine months of 1999 increased by $114.6 million, or 25.1% over product sales for the first nine months of 1998. This is due to the opening of 14 net, new O'Reilly stores during the last quarter of 1998 and the opening of 50 net, new stores during the first three quarters of 1999, in addition to a 11.6% increase in comparable store product sales (O'Reilly stores increased 6.7% and HiLo stores increased 19.0%). At September 30, 1999, we operated 541 stores compared to 477 stores at September 30, 1998.

Gross profit increased 26.9% from $69.3 million (or 40.1% of product sales) in the third quarter of 1998 to $88.0 million (or 42.2% of product sales) in the third quarter of 1999. Gross profit for the first nine months increased 29.3% from $186.2 million (or 40.8% of product sales) in 1998 to $240.8 million or (42.2% of product sales) in 1999. The increase in gross profit margin was attributable to continued improvement to our product acquisition programs, some of which were related to conversions of product lines in the Hi-Lo stores.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $11.9 million from $53.9 million (or 31.2% of product sales) in the third quarter of 1998 to $65.8 million (or 31.6% of product sales) in the third quarter of 1999. OSG&A expenses increased $36.5 million from $146.2 million (32.0% of product sales) in the first nine months of 1998 to $182.7 million (or 32.0% of product sales) in the first nine months of 1999. The dollar amount increase in OSG&A expenses resulted from the addition of team members and resources in order to support the increased level of our operations.

Other expense decreased by $1.4 million in the third quarter of 1999 compared to the third quarter of 1998 and decreased by $1.4 million for the first nine months of 1999 compared to the first nine months of 1998. The overall decrease in other expense is due to the repayment of a significant amount of our debt in the first quarter of 1999, thereby reducing interest expense.

Our estimated provision for income taxes increased from 38.0% of income before income taxes in the third quarter and the first nine months of 1998 to 38.1% and 38.2%, respectively in the same periods in 1999. The increase in the effective income tax rate was primarily due to changes in the mix of taxable income among the states in which we operate.

Principally, as a result of the foregoing, net income increased from $8.4 million or 4.8% of product sales in the third quarter of 1998 to $13.4 million or 6.4% of product sales in the third quarter of 1999 and from $21.9 million or 4.8% of products sales in the first nine months of 1998 to $33.8 million or 5.9% of product sales in the first nine months of 1999.

Liquidity and Capital Resources

Net cash of $33.5 million was provided by operating activities for the first nine months of 1999 as compared to $16.7 million of cash used by operating activities for the first nine months of 1998. This increase was principally the result of improved operating results and increases in income taxes payable, offset by increases in inventory and accounts receivable. These increases are the result of the addition of new stores and increased sales levels in existing and newly opened stores and the results of product line conversions.

Net cash used in investing activities has decreased from $84.5 million in 1998 to $46.4 million in 1999 primarily due to the acquisition of Hi/LO in early 1998, partially offset by the proceeds of the sale of property and equipment.

Cash provided by financing activities has decreased from $100.5 million in the first nine months of 1998 to $13.9 million in the first nine months of 1999. The decrease was primarily due to the substantial reduction of debt with the funds generated by the secondary offering in the first quarter of 1999, as well as the scheduled principal payments on debt. Additionally, cash provided by operations has funded growth without having to increase our use of the credit facilities.

Aside from the 50 net, new stores opened in the first nine months of 1999, we plan to open an additional 30 net new stores during the 4th quarter of 1999. The funds required for such planned expansions will be provided by operating activities, short-term investments and the existing and available bank credit facilities.

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

We utilized internal personnel to correct, replace and test our software for the Year 2000 project. The total cost of the project was approximately $200,000. Of the total project cost, approximately $25,000 represented the purchase of replacements or upgrades of software and hardware, which were capitalized. We expensed the remaining portion of the project cost as incurred during 1999.

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


PART II - OTHER INFORMATION

Item 5.  Other information

         On November 8, 1999, the Company announced the declaration by its Board of Directors, at its third quarter meeting held Thursday, November 4, 1999, of a two-for-one stock split in the form of a 100% stock dividend to all shareholders of record of its common stock as of the close of business on November 15, 1999. Each shareholder entitled to the dividend will receive one additional share of the Company's common stock for every one share of common stock held. The Company anticipates that the additional shares resulting from the dividend will be made available to the shareholders on or about November 30, 1999.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits: See Exhibit Index on page 11 hereof.

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      O'REILLY AUTOMOTIVE, INC.

November 15, 1999                     /s/  David E. O'Reilly
--------------------------            ------------------------------------------
Date                                  David E. O'Reilly, Chief Executive Officer


November 15, 1999                     /s/  James R. Batten
--------------------------            ------------------------------------------
Date                                  James R. Batten, Vice-President of Finance
                                        and Chief Financial Officer

                                  EXHIBIT INDEX

Number                        Description                               Page
------    -----------------------------------------------------      -----------
  3.3       Restated  Articles of Incorporation, as amended              12
 27.1       Financial Data Schedule                                      20
 99.1       Certain Risk Factors, filed herewith.                        21