Form 10-K
period 1999-12-31
O REILLY AUTOMOTIVE INC
filed 2000-03-30
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

At February 29, 2000, an aggregate of 50,838,036 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $711,732,504 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

                       DOCUMENTS INCORPORATED BY REFERENCE

As provided below, portions of the registrant's documents specified below are incorporated here by reference:

                       Document                                Part-Form 10-K
--------------------------------------------------------    --------------------

Portions of the Annual Shareholders' Report for the Year
Ended December 31, 1999                                     Parts II and IV

Proxy Statement for 2000 Annual Meeting of Shareholders
(to be filed pursuant to Regulation 14A within 120 days of the end of registrant's most recently completed fiscal
year)                                                       Parts I and III

The information contained in this Form 10-K includes statements regarding matters which are not historical facts (including statements as to O'Reilly Automotive, Inc.'s plans, beliefs or expectations) which are forward-looking statements within the meaning of the federal securities laws. Because such forward-looking statements involve certain risks and uncertainties, our actual results and the timing of certain events could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed in the Sections captioned "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (incorporated here by reference) and the risk factors discussed below. Unless otherwise indicated, "we", "us", "our", and similar terms, as well as references to the "Company" and "O'Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.


                                     PART I

Item 1.  Business

O'Reilly Automotive, Inc. is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself ("DIY") customers and professional installers. At December 31, 1999 we operated 571 stores in Texas, Missouri, Oklahoma, Kansas, Iowa, Arkansas, Louisiana, Nebraska and Illinois. Our stores carry an extensive product line consisting of:

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

See "Risk Factors" beginning on page 11 for a description of certain risks relevant to an investment in our common stock. These risk factors include, among others, risks related to competition in the automotive aftermarket business, our growth strategy, our acquisition strategy, our sensitivity to regional economic and weather conditions, our dependence upon key and other personnel, the significant voting control held by our principal shareholders and any latent Year 2000 matters.

Competitive Advantages

Proven Ability to Execute Dual Market Strategy. We have an established track record of serving both DIY customers and professional installers. We believe our ability to execute a dual market strategy is a competitive advantage, which enables us to:

o    target a larger base of consumers of automotive aftermarket parts;

o    capitalize on our existing retail and distribution infrastructure;

o profitably operate both in large markets and less densely populated geographic areas which typically attract fewer competitors; and

o enhance service levels offered to our DIY customers by offering a broad selection of stock keeping units (''SKUs'') and extensive product knowledge required by professional installers.

We have been committed to a dual market strategy for over 20 years and from the mid-1980's through 1997 derived approximately 50% of our product sales from our DIY customers and approximately 50% from our professional installer customers. As a result of our acquisition of Hi-Lo Automotive, Inc. ("Hi/LO"), which derived approximately 65% of its sales from DIY customers and approximately 35% from professional installers prior to the acquisition, for 1999 we derived approximately 58% of our product sales from our DIY customers and approximately 42% from our professional installer customers. As a result of our historical success in executing our dual market strategy and our over 77 full-time sales representatives dedicated solely to calling upon and selling to the professional installer, we believe we will increase the former Hi/LO stores' sales to professional installers and have a competitive advantage over our retail competitors who have only recently entered and begun focusing on the professional installer market.

Superior Customer Service. We seek to attract new DIY and professional installer customers and to retain existing customers by offering superior customer service, the key elements of which include:

o    superior in-store service through highly-motivated,  technically proficient
     store   personnel    (''Professional   Parts   People'')   using   advanced
     point-of-sale systems;

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

Strategic Distribution Systems. We believe that the geographic concentration of our store network in nine contiguous states (Missouri, Iowa, Nebraska, Kansas, Oklahoma, Texas, Louisiana, Arkansas and Illinois) and the strategic locations of our five distribution centers enable us to maintain optimum inventory levels throughout our store network. In addition, our inventory management and distribution systems electronically link each of our stores to a distribution center, providing for efficient inventory control and management. Our distribution system provides each of our stores with same day or overnight access to over 100,000 SKUs, many of which are hard to find items not typically stocked by other parts retailers. We believe the availability of a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

Experienced Management Team. Our management team has a demonstrated ability to successfully execute our business plan, including the identification and integration of strategic acquisitions. We have experienced 24 consecutive quarters of year-to-year record sales and earnings growth. We have a strong senior management team comprised of 38 professionals who average 20 years of experience with O'Reilly. In addition, our 61 district managers average over 10 years of experience with us.


Growth and Expansion Strategies

Aggressively Open New Stores. We intend to continue to aggressively open new stores in order to achieve greater penetration in existing markets and to expand into new, contiguous markets. We plan to open approximately 100 stores in 2000 and approximately 120 stores in 2001. All of the sites for our proposed 2000 store openings and a majority of the sites for our proposed 2001 store openings have been identified. In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in areas such as management, advertising and distribution.

Until 1986, our expansion was targeted to markets with populations of less than 100,000. We entered into a more densely populated market in August 1986 with the opening of the first of 29 stores in the greater Kansas City, Missouri, market area. Of the 80 (net) stores opened in 1999, 34 are located in Texas, 20 are located in Iowa, 6 in Nebraska, 5 in Louisiana, 4 in Arkansas, 4 in Oklahoma, 4 in Kansas and 3 in Missouri. While we have faced, and expect to continue to face, more aggressive competition in the more densely populated markets, we believe that we have competed effectively, and that we are well positioned to continue to compete effectively, in such markets and achieve our goal of continued sales and profit growth within these markets. We also believe that because of our dual market strategy, we are better able to operate stores in less densely populated areas within our regional market which would not otherwise support a national or regional chain store selling to one portion of the market or the other. Consequently, we expect to continue to open new stores in less densely populated market areas.

To date, we have experienced no significant difficulties in locating suitable store sites for construction of new stores or identifying suitable acquisition candidates for conversion to O'Reilly stores. We typically open new stores either (i) by constructing a new store at a site which is purchased or leased and stocking the new store with fixtures and inventory, or (ii) by acquiring an independently owned parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store. Store sites are strategically located in clusters within geographic areas, which complement our distribution system in order to achieve economies of scale in management, advertising, and distribution costs. Other key factors we consider in the site selection process include population density and growth patterns, age and per capita income, vehicle traffic counts, the number and type of existing automotive repair facilities, auto parts stores, and other competitors within a pre-determined radius, and the operational strength of such competitors. When entering new, more densely populated markets, we generally seek to initially open several stores within a short span of time in order to maximize the effect of initial promotional programs and achieve further economies of scale.

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

We have continued to realize the benefits of the completed integration of the 182 net stores we acquired through the acquisition of Hi/LO. We have updated the products offered at the former Hi/LO stores with a product mix consistent with our existing stores, converted these stores to our Management Information Systems and, in some cases, renovated or relocated the former Hi/LO stores. Furthermore, we intend to continue to pursue business in the professional installer market and benefit from increased leverage in purchasing and reduced overhead expenses.

Continually Enhance Store Design and Location. Our current prototype store design features enhancements such as greater square footage, higher ceilings, more convenient interior store layouts, brighter lighting, increased parking availability and dedicated counters to serve professional installers, each designed to increase product sales and operating efficiencies and enhance customer service. We continually update the location and condition of our store network through systematic renovation and relocation of our existing stores to conform with our prototype store design. In 1999, we renovated or relocated 8 stores, and in 2000 we plan to renovate or relocate approximately 13 stores. We believe that our ability to consistently achieve growth in same store product sales is due in part to our commitment to maintaining an attractive store network, which is strategically located to best serve our customers.


Products and Purchasing

Our stores offer DIY and professional installer customers a wide selection of brand name and private label products for domestic and imported automobiles, vans and trucks. We do not sell tires or perform automotive repairs or installations. Our merchandise generally consists of nationally recognized, well-advertised, name brand products such as AC Delco, Moog, Wagner, Gates Rubber, Federal Mogul, Monroe, Prestone, Quaker State, Pennzoil, Castrol, Valvoline, STP, BWD, Cardone, Wix, Armor All and Turtle Wax. In addition to name brand products, our stores carry a wide variety of high-quality private label products under the Parts Master(R) name brand and our O'Reilly Auto Parts(R), SuperStart(R), BrakeBest(R), Ultima(R), Thermo-Pro(R) and Omnispark(R) proprietary name brands. Because most of our private label products are produced by nationally recognized manufacturers in accordance with our specifications, we believe that the private label products are generally of equal or, in some cases, better quality than comparable name brand products, a characteristic which is important to our professional installer clientele. We further believe that the private label products are packaged attractively to promote customer interest and are generally priced below comparable name brand products carried in our stores.

We purchase automotive products from approximately 400 vendors, the five largest of which accounted for approximately 24% of our total purchases in 1999. Our largest vendor in 1999 accounted for approximately 6% of our total purchases and the next four largest vendors each accounted for 4-5% of such purchases. We have no long-term contractual purchase commitments with any of our vendors, nor have we experienced difficulty in obtaining satisfactory alternative sources of supply for automotive parts. We believe that alternative supply sources exist at substantially similar costs, for substantially all automotive products that we sell. It is our policy to take advantage of early payment and seasonal purchasing discounts offered by our vendors, and to utilize extended dating terms available from vendors due to volume purchasing. We consider our relationships with our suppliers to be good.


Store Network

Store Locations. As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and less densely populated areas which would not otherwise support a national or regional chain selling to just one portion of the automotive aftermarket. The following table sets forth the geographic distribution of our stores:

                                                 Number
                      State                     of Stores
                    ----------                  ---------
                    Texas                          208
                    Missouri                       116
                    Oklahoma                        91
                    Kansas                          51
                    Iowa                            42
                    Louisiana                       22
                    Arkansas                        21
                    Nebraska                        19
                    Illinois                         1
                                                ---------
         Total                                     571
                                                =========

Our stores on average carry approximately 23,000 SKUs and average approximately 6,600 total square feet in size. Our stores are served primarily by the nearest distribution center, but also have access to the broader selection of inventory available at one of our 37 Master Inventory Stores, which on average carry approximately 37,000 SKUs and average approximately 8,600 square feet in size. Master Inventory Stores, in addition to serving DIY and professional installer customers in their markets, also provides our other stores within their area access to a greater selection of SKUs on a same day basis.

We believe that our stores are "destination stores" generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Consequently, most of our stores are freestanding buildings situated on or near major traffic thoroughfares, and offer ample parking and easy customer access.

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


Distribution System

The following table sets forth the distribution centers we currently operate:

                                    Square                   Number of
         Location                   Footage                Stores Served
     ------------------             -------                -------------

     Houston, TX                    424,823                    191
     Springfield, MO                254,720                    106
     Oklahoma City, OK              238,520                    148
     Des Moines, IA                 148,395                     61
     Kansas City, MO                128,064                     65

In addition, adjacent to the Springfield, Missouri distribution center, we operate a 36,000 square foot bulk merchandise warehouse used for the distribution of bulk products such as motor oil, antifreeze, batteries, lubricants and other fast moving bulk products, and an 18,000 square foot returned goods processing facility.

Our distribution centers are equipped with highly automated conveyor systems, which expedite the movement of our products to loading areas for shipment to individual stores on a nightly basis. The distribution centers utilize computer-assisted technology to electronically receive orders from computers located in each of our stores. In addition to the bar code system employed in our stores, we have established a satellite-based data interchange system among those stores in which high-speed data transmission technology is not readily available, the distribution center, which services such stores and our corporate headquarters.

We  believe   that  our   distribution   system   assists  us  in  lowering  our
inventory-carrying costs, improving our store in-stock positions, and controlling and managing our inventory. Moreover, we believe that our expanding network of distribution centers allows us to more efficiently service existing stores, as well as new stores planned for opening in contiguous market areas. Our distribution center expansion strategy also complements our new store opening strategy by supporting newly established clusters of stores located in the regions surrounding each distribution center. As part of our continuing efforts to enhance our distribution network, in 2000 we plan to:

o pursue our expansion plans for north Texas, with the opening of a recently purchased distribution center in Dallas, Texas;

o increase the number of stores served by the distribution center in Des Moines, IA; and

o implement a new warehouse management system in certain distribution centers, which will enhance the efficiency of our distribution network.


Marketing

Marketing to the DIY Customer. We aggressively promote sales to DIY customers through an extensive advertising program, which includes direct mail and newspaper, radio and television advertising in selected markets. We believe that our advertising and promotional activities have resulted in significant name recognition in each of our market areas. Newspaper and radio advertisements are generally directed towards specific product and price promotions, frequently in connection with specific sale events and promotions. To promote sales to car enthusiasts, who we believe on an individual basis spend more on automotive products than the public generally, we sponsor over 48 motorsports shows at over 66 racetracks in nine states, including the NASCAR All-Star Dirt Series, the O'Reilly Chili Bowl, the World of Outlaws Series, the NASCAR Craftsmen Truck Series, as well as three National Hotrod Racing Association races in Houston and Dallas. We have found that the more progressive marketing concepts utilized in the DIY portion of our business can also be applied to increase sales to our professional installer customers.

Marketing to the Professional Installer. We have over 77 full-time O'Reilly sales representatives strategically located in the more densely populated market areas that we serve, and each is dedicated solely to calling upon and selling to the professional installer. Our First Call program, which is our commitment to the professional customer, includes a dedicated sales force, sales and promotions directed to the professional installer and overnight delivery service. Moreover, each district manager and store manager throughout our store network calls upon existing and potential new professional installer customers on a regular basis. Our First Call marketing strategy, with respect to professional installers, emphasizes our ability to offer:

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

Marketing to the Independently Owned Parts Store. Along with the operation of the distribution centers and the distribution of Automotive Products to the O'Reilly stores, Ozark Automotive Distributors, Inc. ("Ozark") also sells Automotive Products to independently owned parts stores whose retail stores are generally located in areas not serviced by an O'Reilly store. We generally do not compete with any independently owned parts store to which we sell automotive products, but have, on occasion, acquired the business assets of an independently owned parts store supplied by Ozark. Ozark operates its own separate marketing program to independently owned parts stores through a staff of five.

Of the approximately 60 independently owned parts stores currently purchasing Automotive Products from Ozark, 56 participate in the Auto Value(R) program through Ozark. As a participant in this program, an independently owned parts store which meets certain minimum financial and operational standards is permitted to indicate its Auto Value(R) membership through the display of the Auto Value(R) logo, which is owned by The Alliance, Inc. (formerly known as Auto Value Associates, Inc.), a non-profit buying group consisting of 38 members as of December 31, 1999, including O'Reilly, engaged in the distribution or sale of automotive products. Additionally, we provide advertising and promotional assistance to Auto Value(R) stores purchasing Automotive Products from Ozark, as well as marketing and sales support. In return for a commitment to purchase Automotive Products from Ozark, we offer assistance to an Auto Value(R) independently owned parts store by providing loan guarantees and financing secured by inventory, furniture and fixtures, making available computer software for inventory control and performing certain accounting and bookkeeping functions.


Management Structure

Each of our stores is staffed with a store manager and an assistant manager, in addition to the parts specialists and support staff required to meet the specific needs of each store. Each of our 61 district managers has general supervisory responsibility for an average of 10 stores within such manager's district.

Each district manager receives comprehensive training on a bi-monthly basis, focusing on management techniques, new product announcements, advanced automotive systems and our policies and procedures. In turn, the information covered at such bi-monthly meetings is discussed in full by district managers at bi-monthly meetings with their store managers. All assistant managers and manager trainees are required to successfully complete a six-month manager training program, which includes classroom and field training, as a prerequisite to becoming a store manager. This program covers operations extensively, as well as principles of successful management. Shortly after becoming a store manager, all managers attend a manager development program, at the office headquarters, which includes 72 hours of classroom training. Upon returning to the stores, managers are given continuous field training throughout their management experience.

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

We screen prospective employees, whom we refer to as team members, to identify highly motivated individuals either with experience in automotive parts or repairs, or an aptitude for automotive knowledge. Each person who becomes a team member first participates in an intensive two-day orientation program designed to introduce the team member to our culture and his or her job duties before being assigned specific job responsibilities. The successful completion of additional training is required before a team member is deemed qualified as a parts specialist and thus able to work at the parts counter of one of our stores. All new counter people are required to successfully complete a six-month basic automotive systems training course and are then enrolled in a six-month advanced automotive systems course for certification by the National Institute for Automotive Service Excellence (''ASE''), which administers national exams for various automotive specialties and requires ASE certified specialists to take recertification exams every five years.

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


Team Members

As of December 31, 1999, we had 7,763 full-time team members and 1,720 part-time team members, of whom 7,086 were employed at our stores, 1,536 were employed at our distribution centers and 861 were employed at our corporate and administrative headquarters. Our team members are not subject to a collective bargaining agreement. We consider our relations with our team members to be excellent, and strive to promote good relations with our team members through various programs designed for such purposes.


Servicemarks and Trademarks

We have registered the servicemarks O'Reilly Automotive(R), O'Reilly Auto Parts(R), and Parts Payoff(R) and the trademarks SuperStart(R), BrakeBest(R), Omnispark(R), First Call(R), Ultima(R), Master Pro(R) and Thermo-Pro(R). Further, we are licensed to use the registered trademarks and servicemarks Auto Value(R) and Parts Master(R) owned by The Alliance (formerly Auto Value Associates) in connection with our marketing program. We believe that our business is not otherwise dependent upon any patent, trademark, servicemark or copyright.


Regulations

Although subject to various laws and governmental regulations relating to our business, including those related to the environment, we do not believe that compliance with such laws and regulations has a material adverse effect on our operations. Further, we are unaware of any failure to comply with any such laws and regulations, which could have a material adverse effect on our operations. No assurance can be given, however, that significant expenses would not be incurred by us to comply with any such law or regulation in the future.

Risk Factors

Some of the information in this Form 10-K contains and future reports and press releases and other public information may contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as ''may,'' ''will,'' ''expect,'' ''anticipate,'' ''believe,'' ''estimate,'' and ''continue'' or similar words. These "forward-looking statements" are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (See Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.) You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other ''forward-looking'' information. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-K could have a material adverse effect on our business, operating results and financial condition.

The Automotive Aftermarket Business is Highly Competitive

Both the DIY and professional installer portions of our business are highly competitive, particularly in the more densely populated areas that we serve. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than we are overall but have a greater presence than we do in a particular market. For a list of our principal competitors, see the "Business-Competition" section of Item 1 of this Form 10-K.

We Cannot Assure Future Growth

We believe that our ability to open additional stores at an accelerated rate will be a significant factor in achieving our growth objectives for the future. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2000 and beyond will be achieved. For a discussion of our growth strategies, see the "Business-Growth and Expansion Strategies" section of Item 1 of this Form 10-K.

Acquisitions May Not Lead to Expected Growth

We acquired Hinojosa Auto Parts in April 1999, a distribution center in Dallas, Texas in December 1999 and plan to acquire Gateway Auto Supply in April 2000. We expect to continue to acquire companies as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth to differ from our expectations. For example: (1) we may not be able to continue to identify suitable acquisition candidates or to acquire additional companies at favorable prices or on other favorable terms; (2) our management's attention may be distracted; (3) we may fail to retain key acquired personnel; (4) we may assume unanticipated legal liabilities and other problems; and (5) we may not be able to successfully integrate the operations (accounting and billing functions, for example) of businesses we acquire to realize economic, operational and other benefits.

Sensitivity to Regional Economic and Weather Conditions

All of our stores are located in the Central and Southern United States. In particular, approximately 36% of our stores are located in Texas. Therefore, our business is sensitive to the economic and weather conditions of these regions. Unusually severe or inclement weather tends to reduce sales, particularly to DIY customers.

Dependence Upon Key and Other Personnel

Our success has been largely dependent on the efforts of certain key personnel, including David E. O'Reilly, Lawrence P. O'Reilly, Charles H. O'Reilly, Jr., Rosalie O'Reilly Wooten, Ted F. Wise and Greg L. Henslee. Our business and results of operations could be materially adversely affected by the loss of the services of one or more of these individuals. Additionally, our successful implementation and management of our growth and expansion strategies will depend on our ability to continue to attract and retain qualified personnel. We cannot be sure that we will be able to continue to attract such personnel. For a further discussion of our management and personnel, see the "Business" section of Item 1 and Item 4a of this Form 10-K and our Proxy Statement on Schedule 14A for the 2000 Annual Meeting of Shareholders.

Significant Voting Control is held by the O'Reilly Family

As of the date of this Form 10-K the O'Reilly family beneficially owns approximately 25.0% of the outstanding shares of our common stock. As a result, the O'Reilly family acting together will continue to be able to exercise significant voting control over the Company, including the election of our directors and on any other matter being voted on by our shareholders, including any merger, sale of assets or other change in control.

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


Year 2000 Issue

In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. The total cost of the project was approximately $217,000 during 1999 in connection with remediating our systems. Of the total cost, approximately $38,000 represented the purchase of replacements or upgrades of software and hardware, which were capitalized. The remaining portion of the project cost was expensed as incurred during 1999. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Shares Eligible for Future Sale

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

Item 2. Properties

The following table provides certain information regarding our administrative offices and distribution centers and offices as of December 31, 1999:

                                                                      Square
     Location                      Principal Uses(s)                  Footage    Interest
-----------------      -----------------------------------------      -------   ----------
Springfield, MO        Distribution Center and Corporate Offices      274,920   Owned
Springfield, MO        Corporate Offices, Training and Technical       35,580   Leased (a)
                          Center
Springfield, MO        Corporate Offices                               32,060   Leased (b)
Kansas City, MO        Distribution Center and Offices                130,662   Owned
Oklahoma City, OK      Distribution Center and Offices                244,460   Owned
Des Moines, IA         Distribution Center and Offices                157,720   Owned
Houston, TX            Distribution Center and Offices                446,104   Owned


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

(b) Occupied under the terms of a lease with an unaffiliated party expiring March 31, 2001, subject to renewal for three three-year terms at our option.

Of the 571 stores that we operated at December 31, 1999, 236 stores were owned, 273 stores were leased from unaffiliated parties and 62 stores were leased from one of two real estate investment partnerships and a limited liability corporation formed by the O'Reilly family. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses, and an original term of 10 years, subject to one or more renewals at our option. The original terms of 15 stores leased from unaffiliated parties expire prior to the end of 2000. We have entered into separate master lease agreements with each of the affiliated real estate investment partnerships for the occupancy of the stores covered thereby. Such master lease agreements expired on December 31, 1998, and were renewed through December 31, 2004. We believe that the lease agreements with the affiliated real estate investment partnerships are on terms comparable to those obtainable from third parties.

We believe that our present facilities are in good condition, are adequately insured and together with those under construction, are suitable and adequate for the conduct of our current operations.


Item 3.  Legal Proceedings

We are currently involved in a lawsuit as a result of a complaint filed against Hi/LO in May 1997. The plaintiff in this lawsuit sought to certify a class action on behalf of persons or entities in the States of Texas, Louisiana and California that have purchased a battery from Hi/LO since May 1990. The complaint alleges that Hi/LO offered and sold ''old,'' ''used'' and ''out of warranty'' batteries as if the batteries were new, resulting in claims for violations of deceptive trade practices, breach of contract, negligence, fraud, negligent misrepresentation and breach of warranty. The plaintiff is seeking, on behalf of the class, an unspecified amount of compensatory and punitive damages, as well as attorneys' fees and pre- and post-judgment interest. On July 27, 1998, the Trial Court certified this class. We appealed the decision to certify the class in the Court of Appeals for the Ninth District of Texas. On February 25, 1999, the Court of Appeals issued an opinion affirming the Trial Court's decision to certify the class. At that time, we appealed the opinion by seeking a mandamus from the Supreme Court of Texas. On April 6, 1999, the Supreme Court of Texas asked the plaintiff to file a response, which was filed on April 14, 1999. On May 3, 1999, we filed a reply to that response. To date, we have heard nothing further from the Texas Supreme Court. We believe that the accusations made in this case are unfounded, and intend to defend this lawsuit vigorously. Although the extent of damages suffered by any member of the class is arguably minimal, it is difficult at this stage of the case to determine the likely outcome of the case or to quantify the risk that we face from this litigation.

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

Item 4        Submission Of Matters To A Vote Of Security Holders

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.

Item 4a       Executive Officers of the Company

The following paragraphs discuss information about executive officers of the Company who are not also directors:

Ted F. Wise, age 49, Co-President, has been an O'Reilly team member for 30 of his 49 years. He began his O'Reilly career in sales in 1970, was promoted to store manager in 1973, and became the Company's first district manager in 1977. He continued his progression through the ranks as Operations Manager, Vice President, Senior Vice President focusing on Operations and Sales, and Executive Vice President. In July 1999, he was promoted to President of Sales, Operations and Real Estate.

Greg L. Henslee, age 39, Co-President, has been with the O'Reilly organization for 15 years. His O'Reilly career started as a Parts Specialist, and during his first five years served in several positions in retail store operations, including District Manager. From there he advanced to Computer Operations Manager, and over the past ten years, he has served as Director of Computer Operations/Loss Prevention, Vice President of Store Operations and as Senior Vice President. He has been in his current position as President of Merchandise, Distribution, Information Systems and Loss Prevention since July 1999.

James R. Batten, CPA, age 37, has served as Chief Financial Officer and Treasurer since March 1994 and, in addition, as Vice-President of Finance since October 1997. Mr. Batten served as our Finance Manager from January 1993 until being elected to his current position. From September 1986 until joining us in January 1993, Mr. Batten was employed by the accounting firm of Whitlock, Selim & Keehn.


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

Item 7(A)Quantitative And Qualitative Disclosures About Market Risk

The Company's level of exposure to market risk through derivative financial instruments and other financial instruments is not material.

Item 8 Financial Statements And Supplementary Data

The Company's consolidated financial statements, the notes thereto and the report of Ernst & Young LLP, independent auditors, appearing in the Annual Shareholders' Report under the captions "Consolidated Financial Statements", "Notes to Consolidated Financial Statements" and "Report of Independent Auditors" included on pages 23 through 53, are incorporated here by this reference.

Item 9 Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

                                    PART III

Item 10 Directors And Executive Officers Of The Registrant

The information regarding the directors of the Company contained in the Company's Proxy Statement on Schedule 14A for the 2000 Annual Meeting of Shareholders ("the Proxy Statement") under the caption "Election of Class I Directors" is incorporated here by this reference. The Proxy Statement is being filed with the Securities and Exchange Commission within 120 days of the end of the Company's most recent fiscal year end. The information regarding executive officers called for by item 401 of Regulation S-K is included in Part I as Item 4A, in accordance with General Instruction G(3) to Form 10-K, for the executive officers of the Company who are not also directors.

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

                                     PART IV

Item 14 Exhibits, Financial Statement Schedule And Reports On Form 8-K

(a) 1.  Financial Statements-O'Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders' Report of the registrant for the year ended December 31, 1999, are incorporated here by this reference in
Part II, Item 8:

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements for the years ended December 31, 1999, 1998 and 1997

Report of Independent Auditors


(a) 2.  Financial Statement Schedule-O'Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statement schedule of O'Reilly Automotive, Inc. and subsidiaries is included in Item 14(d):

Schedule II-Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


(a) 3.  Management Contracts and Compensatory Plans or Arrangements

Each  of  the  Company's   management   contracts  and  compensatory   plans  or
arrangements is identified in the Exhibit Index on Page E-1.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

(c) Exhibits

See Exhibit Index on page E-1.

d) Financial Statement Schedules


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

------------------------------- ---------- ------------------------- --------------  ----------
             Col. A               Col. B            Col. C              Col. D        Col. E
------------------------------- ---------- ------------  ----------- --------------  ----------
                                                         Additions -
          Description           Balance at  Additions -   Charged to   Deductions -  Balance at
                                Beginning   Charged to     Other        Describe       End of
                                of Period    Costs and    Accounts -                   Period
                                             Expenses      Describe
------------------------------- ---------- ------------ ------------ --------------  ----------

Year ended December 31, 1999:
Deducted from asset account:
   Allowance for doubtful
      accounts                  $  613        $  961      $     0     $  893 (1)    $   681
   Inventory reserve               160             0            0        107 (3)         53

Year ended December 31, 1998:
Deducted from asset account:
   Allowance for doubtful
      accounts                     363           250        1,382      1,382 (1)        613
   Inventory reserve                 0             0          160(2)       0            160

Year ended December 31, 1997:
Deducted from asset account:
Allowance for doubtful
    accounts                       444           662            0        743 (1)        363



(1) Uncollectible accounts written off.
(2) Reserves assumed upon acquisition of Hi/LO.
(3) Inventory acquired from Hi/LO written off.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         O'REILLY AUTOMOTIVE, INC.
                                         (Registrant)


                                         Date:  March 30, 2000
                                         By /s/ David E. O'Reilly
                                         -------------------------------------
                                         David E. O'Reilly
                                         Co-Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                        Title                                              Date

/s/ David E. O'Reilly            Director, Co-Chairman of the Board and Chief       March 30, 2000
----------------------------     Executive Officer (principal executive officer)
David E. O'Reilly

/s/ Lawrence P. O'Reilly         Director, Co-Chairman of the Board and             March 30, 2000
----------------------------     Chief Operating Officer
Lawrence P. O'Reilly

/s/ Charles H. O'Reilly, Jr.     Director and Vice-Chairman of the Board           March 30, 2000
----------------------------
Charles H. O'Reilly, Jr.

/s/ Rosalie O'Reilly Wooten      Director and Executive Vice-President             March 30, 2000
-----------------------------
Rosalie O'Reilly Wooten

/s/ Charles H. O'Reilly, Sr.     Director and Chairman Emeritus                    March 30, 2000
-----------------------------
Charles H. O'Reilly, Sr.

/s/ Ted F. Wise                  Co-President                                      March 30, 2000
------------------------------
Ted F. Wise

/s/ Greg Henslee                 Co-President                                      March 30, 2000
------------------------------
Greg Henslee

                                 Vice-President of Finance                         March 30, 2000
/s/ James R. Batten              Chief Financial Officer and Treasurer
------------------------------   (principal financial officer)
James R. Batten

/s/ Jay D. Burchfield            Director                                          March 30, 2000
------------------------------
Jay D. Burchfield

/s/ Joe C. Greene                Director                                          March 30, 2000
------------------------------
Joe C. Greene

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

3.1*       Restated Articles of Incorporation of the Registrant.

3.2*       Amended and Restated Bylaws of the Registrant.

3.3        Restated Articles of Incorporation of the Registrant, as Amended.

4.1*       Form of Stock Certificate for Common Stock.

10.1*(a)   Form of Employment  Agreement  between  the  Registrant  and  David E
           O'Reilly, Lawrence P. O'Reilly, Charles H. O'Reilly, Jr. and  Rosalie
           O'Reilly Wooten.

10.2*      Lease between the Registrant and O'Reilly Investment Company.

10.3*      Lease between the Registrant and O'Reilly Real Estate Company.

10.4 (a)   Form  of  Retirement  Agreement  between  the Registrant and David E.
           O'Reilly, Lawrence P. O'Reilly, Charles H. O'Reilly, Jr.  and Rosalie
           O'Reilly  Wooten,  filed  as  Exhibit 10.4 to the Registrant's Annual
           Shareholders'  Report  on  Form 10-K  for the year ended December 31,
           1997.

10.7 (a)   O'Reilly Automotive, Inc.  Profit Sharing and Savings Plan,  filed as
           Exhibit 4.1  to  the Registrant's Registration Statement on Form S-8,
           File No. 33-73892, filed on and incorporated here by this reference.

10.8* (a)  O'Reilly Automotive, Inc. 1993 Stock Option Plan.

10.9* (a)  O'Reilly Automotive, Inc. Stock Purchase Plan.

10.10* (a) O'Reilly Automotive, Inc. Director Stock Option Plan.

10.11* Commercial and Industrial Real Estate Sale Contract between Westing-house Electric Corporation and Registrant.

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

10.19      Credit Agreement between the Registrant and  NationsBank, N.A., dated
           January  27,  1998,  filed  as  Exhibit  10.20  to  the  Registrant's
           Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

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

13.1       Portions of the 1999 to Shareholders, filed herewith.

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



                                    Page E-2

                   O'Reilly Automotive, Inc. and Subsidiaries
        Exhibit 13.1 - Portions of the 1999 Annual Report to Shareholders

                      Selected Consolidated Financial Data

Years ended December 31,     1999      1998     1997     1996     1995    1994     1993     1992     1991     1990
(In thousands, except per share data)

INCOME STATEMENT DATA:
Product sales              $754,122 $616,302 $316,399 $259,243 $201,492 $167,057 $137,164 $110,147  $94,937  $82,372
Cost of goods sold,
 including warehouse and
 distribution expenses      428,832  358,439  181,789  150,772  116,768   97,758   82,102   65,066   56,255   50,027
  Gross profit              325,290  257,863  134,610  108,471   84,724   69,299   55,062   45,081   38,682   32,345
Operating, selling,
 general and administrative
 expenses                   248,370  200,962   97,526   79,620   62,687   52,142   42,492   35,204   29,961   26,750
Operating income             76,920   56,901   37,084   28,851   22,037   17,157   12,570    9,877    8,721    5,595
Other income (expense), net  (3,896)  (6,958)     472    1,182      236      376      216      204     (104)    (566)
Provision for income taxes   27,385   19,171   14,413   11,062    8,182    6,461    4,556    3,686    3,167    1,837
Income from continuing
 operations before cumulative
 effects of changes in
 accounting principles       45,639   30,772   23,143   18,971   14,091   11,072    8,230    6,395    5,450    3,192
Cumulative effects of
 changes in accounting
 principles                       -        -        -        -        -        -        -     (163)       -        -
Income from continuing
 operations                  45,639   30,772   23,143   18,971   14,091   11,072    8,230    6,232    5,450    3,192
Income (loss) from
 discontinued operations          -        -        -        -        -        -       48      129      (68)    (186)
Net income                 $ 45,639  $30,772 $ 23,143 $ 18,971 $ 14,091 $ 11,072 $  8,278 $  6,361  $ 5,382  $ 3,006

Basic Earnings Per Common Share:
Income per share from
 continuing operations
 before cumulative effects
 of changes in accounting
 principles                $   0.94  $  0.72 $   0.55 $   0.45 $   0.40 $   0.32 $   0.25 $   0.22  $  0.19  $  0.11
Income per share from
 continuing operations     $   0.94  $  0.72 $   0.55 $   0.45 $   0.40 $   0.32 $   0.25 $   0.21  $  0.19  $  0.11
Income (loss) per share from
 discontinued operations          -        -        -        -        -        -        -     0.01        -    (0.01)
Net income per share       $   0.94  $  0.72 $   0.55 $   0.45 $   0.40 $   0.32 $   0.25 $   0.22  $  0.19  $  0.10
Weighted average common
 shares outstanding          48,674   42,476   42,086   41,728   35,640   34,620   32,940   29,436   29,308   29,244

Earnings Per Common Share -
 Assuming Dilution:
Income per share from
 continuing operations
 before cumulative effects
 of changes in accounting
 principles                $   0.92  $  0.71 $   0.54 $   0.45 $   0.39 $   0.32 $   0.25 $   0.22  $  0.19  $  0.11
Income per share from
 continuing operations     $   0.92  $  0.71 $   0.54 $   0.45 $   0.39 $   0.32 $   0.25 $   0.21  $  0.19  $  0.11
Income (loss) per share
 from discontinued
 operations                       -        -        -        -        -        -        -     0.01        -    (0.01)
Net income per share       $   0.92  $  0.71 $   0.54 $   0.45 $   0.39 $   0.32 $  0.25  $   0.22  $  0.19  $  0.10

Weighted average common
 shares outstanding -
 adjusted (d)                49,715   43,204   42,554   42,064   35,804   34,778  33,046    29,436   29,308   29,244


                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 1999 Annual Report to Shareholders (continued)

                Selected Consolidated Financial Data (continued)


Years ended December 31,         1999    1998      1997      1996      1995       1994     1993      1992      1991      1990
(In thousands, except selected operating data)

SELECTED OPERATING DATA:
Number of stores at
 year end (a)                     571       491       259       219       188       165       145       127       116      112

Total store square footage
 at year end (in 000's) (b)     3,777     3,172     1,454     1,155       923       785       671       571       511      480
Weighted average product sales
 per store (in 000's) (b)      $1,423    $1,368    $1,306    $1,239    $1,101    $1,007      $949      $838      $759     $690
Weighted average product sales
 per square foot (b)           $216.5    $238.0    $235.8    $242.2    $227.3    $215.4    $208.7    $187.2    $174.4   $166.2
Percentage increase in
 same-store product sales (c)     9.6%      6.8%      6.8%     14.4%      8.9%      8.9%     14.9%     11.4%      9.2%    11.2%


BALANCE SHEET DATA:

Working capital              $249,351  $208,363  $ 93,763  $ 74,403  $ 80,471  $ 41,416  $ 41,193  $ 15,251  $ 13,434  $ 11,634

Total assets                  610,442   493,288   247,617   183,623   153,604    87,327    73,112    58,871    49,549    46,148

Short-term debt                19,358    13,691       130     3,154       231       311       495     3,462     1,298     2,281

Long-term debt, less
 current portion               90,704   170,166    22,641       237       358       461       732     2,668     3,326     5,082

Long-term debt related to
 discontinued operations,
 less current portion               -         -         -         -         -         -         -     9,873    10,316     9,901

Shareholders' equity          403,044   218,394   182,039   155,782   133,870    70,224    57,805    29,281    22,881    17,480

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

(c) Same-store product sales data are calculated based on the change in product sales of only those stores open during both full periods being compared. Percentage increase in same-store product sales is calculated based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen and sales to employees.

(d) There was no additional dilution until 1993 when options were first granted.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
  Exhibit 13.1 - Portions of the 1999 Annual Report to Shareholders (continued)

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

We calculate same-store product sales based on the change in product sales of only those stores open during both full periods being compared. We calculate the percentage increase in same-store product sales based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen and sales to employees.

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

Results of Operations

The following table sets forth certain income statement data as a percentage of product sales for the years indicated:

                                             Years Ended December 31,
                                              1999     1998     1997

Product sales.............................   100.0%   100.0%   100.0%
Cost of goods sold, including warehouse
  and distribution expenses...............    56.9     58.2     57.5
Gross profit                                  43.1     41.8     42.5
Operating, selling, general and
  administrative expenses.................    32.9     32.6     30.8
Operating income..........................    10.2      9.2     11.7
Other income (expense)....................    (0.5)    (1.1)     0.1
Income before income taxes................     9.7      8.1     11.8
Provision for income taxes................     3.6      3.1      4.5
Net income................................     6.1%     5.0%     7.3%


1999 Compared to 1998

Product sales increased $137.8 million, or 22.4% from $616.3 million in 1998 to $754.1 million in 1999 due to 80 net additional stores opened during 1999, and a $56.4 million, or 9.6% increase in same-store product sales. We believe that the increased product sales achieved by the existing stores is the result of our offering of a broader selection of stock keeping units in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, and continued improvement in the merchandising and store layouts of most stores. Also, our continued focus on serving professional installers contributed to increased sales.

Gross profit increased 26.2% from $257.9 million (or 41.8% of product sales) in 1998 to $325.3 million (or 43.1% of product sales) in 1999. The increase in gross profit margin was primarily attributable to the continued improvements in our product acquisition programs and improved buying power due to the number of net new stores opened in 1999.

Operating, selling, general and administrative expenses increased $47.4 million from $201.0 million (or 32.6% of product sales) in 1998 to $248.4 million (or 32.9% of product sales) in 1999. The increase in these expenses in dollar amount and as a percentage of sales primarily resulted from higher costs for team member medical and workers' compensation benefits, the continued conversion of Hi-Lo Automotive, Inc. ("Hi/LO") stores and distribution center, as well as the addition of team members and facilities to support the increased level of our operations.

Other expense, net, decreased by $3.1 million from $7.0 million in 1998 to $3.9 million in 1999. The decrease was primarily due to the decrease in interest expense as a result of repayments of indebtedness under our syndicated credit facility with a portion of the net proceeds of our secondary offering.

Our provision for income taxes was 37.5% and 38.4%, respectively, of income before income taxes in 1999 and 1998. The decrease in the effective tax rate primarily related to a higher percentage of our sales occurring in states with lower income tax rates.

Principally as a result of the foregoing, net income in 1999 was $45.6 million, or 6.1% of product sales, an increase of $14.9 million (or 48.3%) from net income in 1998 of $30.8 million, or 5.0% of product sales.


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

Gross profit increased 91.6% from $134.6 million (or 42.5% of product sales) in 1997 to $257.9 million (or 41.8% of product sales) in 1998. The decrease in gross profit margin was primarily attributable to the inclusion of 11 months of Hi/LO operations, which resulted in a higher cost of sales. The decrease was offset partially by continued improvements in our product acquisition programs and conversions in the product lines in the Hi/LO stores.

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

Other income (expense) decreased by $7.4 million from income of $0.5 million in 1997 to expense of $7.0 million in 1998, primarily due to increased interest expense from higher balances on long-term debt principally resulting from the Hi/LO acquisition and growth in the scope of our operations.

Our provision for income taxes was 38.4% of income before income taxes in 1998 and 1997.

Principally as a result of the foregoing, net income in 1998 was $30.8 million, or 5.0% of product sales, an increase of $7.6 million (or 33.0%) from net income in 1997 of $23.1 million, or 7.3% of product sales.


Liquidity and Capital Resources

Net cash provided by operating activities was $17.9 million in 1997 and $29.7 million in 1999. Net cash used in operating activities was $19.1 million in 1998. The increase in net cash provided by operating activities in 1999 compared to 1998 is the result of increases in net income, accrued expenses, accrued payroll and a larger tax benefit resulting from stock option exercises, net of increases in inventory and amounts receivable from vendors and decreased accounts payable. The net cash used in operating activities in 1998 is principally the result of increases in inventory, amounts receivable from vendors, refundable income taxes, accounts receivable and decreased accrued payroll, net of increases in accounts payable and deferred income taxes.

Net cash used in investing activities was $37.7 million in 1997, $100.8 million in 1998 and $77.8 million in 1999. The increase in cash used in 1998 was primarily due to the purchase of Hi/LO and increased capital expenditures. The decrease in cash used in 1999 was due to the Hi/LO acquisition in 1998 and an increase in payments received on notes receivable, partially offset by increased purchases of property and equipment.

Capital expenditures were $37.2 million in 1997, $57.7 million in 1998 and $86.0 million in 1999. These expenditures were primarily related to the opening of new stores, as well as the relocation or remodeling of existing stores. In 1997, we opened 40 net stores and remodeled or relocated 28 stores. In 1998, we opened 50 net stores and renovated or relocated 18 stores. In 1999, we opened 80 net new stores and renovated or relocated eight stores. Also, in 1997, 1998 and 1999, we purchased real estate for new stores and store relocations totaling approximately $8.1 million, $9.9 million and $16.9 million, respectively. In 1997, we purchased real estate for the Des Moines distribution center totaling $0.7 million. In December 1999, we acquired a distribution center on 28 acres in the Dallas area for $5.4 million. We expect this new distribution center to be operational by late 2000.

Our continuing store expansion program requires significant capital expenditures and working capital principally for inventory requirements. The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, inventory and computer equipment) are estimated to average approximately $900,000 to $1.1 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site. Although the cost to acquire the business of an independently owned parts store varies, depending primarily upon the amount of inventory and the amount, if any, of real estate being acquired, we estimate that the average cost to acquire such a business and convert it to one of our stores is approximately $400,000. We plan to finance our expansion program through cash expected to be provided from operating activities and available borrowings.

On July 8, 1997, our Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend to all shareholders of record as of July 31, 1997. The stock dividend was paid on August 31, 1997. Also, on November 4, 1999, the Board of Directors declared a second two-for-one stock split effected in the form of a 100% stock dividend to all shareholders of record as of November 15, 1999. The stock dividend was paid on November 30, 1999.

In March 1999, we sold 3,501,000 shares (before the effect of the November 1999 stock split) of common stock through a secondary public offering. The net proceeds from that offering, which amounted to $124.6 million, were used to repay a portion of our outstanding indebtedness under our bank credit facilities and to fund our expansion.

In order to fund the Hi/LO acquisition, our continuing store expansion program, and our working capital and general corporate needs, we replaced our lines of credit in January 1998 with an unsecured, five-year syndicated credit facility totaling $173 million, which was reduced to $165 million in 1999. The facility is comprised of a $125 million revolving loan, a $5 million sublimit for the issuance of letters of credit and a $40 million term loan. This credit facility is guaranteed by our subsidiaries. At December 31, 1999, the effective interest rate on the revolving and term loan portions, which each mature on January 27, 2003, was 6.68% per annum. At December 31, 1999, $62,165,000 in borrowings was available under this credit facility.

We believe that our existing cash, short-term investments, cash expected to be provided by operating activities, available bank credit facilities and trade credit will be sufficient to fund both our short- and long-term capital needs for the foreseeable future.

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


Quarterly Results

The following table sets forth certain quarterly unaudited operating data for fiscal 1999 and 1998. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.

The unaudited operating data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included here.

                                                                      Fiscal 1999
                                                       --------------------------------------
                                                         First     Second    Third    Fourth
                                                        Quarter   Quarter   Quarter   Quarter
                                                       (In thousands, except per share data)

Product sales......................................    $166,404  $196,107  $208,401  $183,210
Gross profit.......................................      70,957    81,823    88,001    84,509
Operating income...................................      16,241    19,630    22,231    18,818
Net income.........................................       8,603    11,769    13,412    11,855
Basic net income per common share..................        0.20      0.23      0.26      0.23
Net income per common share-assuming dilution......        0.20      0.23      0.26      0.23


                                                                      Fiscal 1998
                                                       ----------------------------------------
                                                         First    Second     Third    Fourth
                                                        Quarter   Quarter   Quarter   Quarter
                                                       (In thousands, except per share data)

Product sales......................................    $118,269  $165,242  $172,784  $160,007
Gross profit.......................................      50,669    66,201    69,345    71,648
Operating income...................................      10,602    13,745    15,435    17,119
Net income.........................................       5,819     7,672     8,361     8,920
Basic net income per common share..................        0.14      0.18      0.20      0.21
Net income per common share-assuming dilution......        0.14      0.18      0.19      0.20


Year 2000 Issue

In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. The total cost of the project was approximately $217,000 during 1999 in connection with remediating our systems. Of the total cost, approximately $38,000 represented the purchase of replacements or upgrades of software and hardware, which were capitalized. The remaining portion of the project cost was expensed as incurred during 1999. We are not aware of any material problems resulting from Year 2000 issues, either with our products, internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

New Accounting Standards

In  1998,  the  Financial  Accounting  Standards  Board  issued  SFAS  No.  133,
"Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. We do not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position or results of operations of our operations.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 1999 Annual Report to Shareholders (continued)

                           Consolidated Balance Sheets


                                                       December 31,
                                                  1999              1998
                                                      (In thousands)
Assets
Current assets:
  Cash........................................  $  9,791    $       1,728
  Short-term investments......................       500              500
  Accounts receivable, less allowance
    for doubtful accounts of $681 in 1999
    and $613 in 1998..........................    26,462           27,580
  Amounts receivable from vendors.............    28,304           26,660
  Inventory...................................   293,924          246,012
  Refundable income taxes.....................     2,333            3,026
  Deferred income taxes.......................     1,776            2,838
  Other current assets........................     1,263            2,538
      Total current assets....................   364,353          310,882

Property and equipment, at cost:
  Land........................................    54,631           40,131
  Buildings...................................   112,270           81,770
  Leasehold improvements......................    25,841           17,898
  Furniture, fixtures and equipment ..........    80,569           56,897
  Vehicles....................................    19,495           13,511
                                                 292,806          210,207
  Accumulated depreciation and amortization...    56,289           39,256
                                                 236,517          170,951

Deferred income taxes.........................         -            3,178
Notes receivable..............................     3,501            4,137
Other assets..................................     6,071            4,140
Total assets..................................  $610,442         $493,288


                                                       December 31,
                                                  1999             1998
                                                     (In thousands)

Liabilities and shareholders' equity
Current liabilities:
  Note payable to bank........................  $  5,000         $  5,000
  Accounts payable............................    64,885           66,737
  Accrued expenses............................    25,635           18,446
  Accrued payroll.............................     5,124            3,645
  Current portion of long-term debt...........    14,358            8,691
      Total current liabilities...............   115,002          102,519

Long-term debt, less current portion..........    90,704          170,166
Deferred income taxes.........................     1,215                -
Other liabilities.............................       477            2,209

Shareholders' equity:
  Preferred stock, $.01 par value:
    Authorized shares-5,000,000
    Issued and outstanding shares-none........         -                -
  Common stock, $.01 par value:
    Authorized shares-90,000,000
    Issued and outstanding shares-
      50,799,353 in 1999 and
      42,699,400 in 1998......................        508              213
Additional paid-in capital ...................    221,628           82,658
Retained earnings.............................    180,908          135,523
Total shareholders' equity....................    403,044          218,394
Total liabilities and shareholders' equity       $610,442         $493,288







                             See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 1999 Annual Report to Shareholders (continued)

                        Consolidated Statements Of Income

                                                                                 Years ended December 31,
                                                                             1999            1998            1997
                                                                   ----------------------------------------------------
                                                                         (In thousands, except per share data)

Product sales                                                             $ 754,122      $ 616,302       $ 316,399
Cost of goods sold, including warehouse and
     distribution expenses......................................            428,832        358,439         181,789
Operating, selling, general and administrative expenses.........            248,370        200,962          97,526
                                                                            677,202        559,401         279,315
Operating income................................................             76,920         56,901          37,084
Other income (expense):
    Interest expense............................................             (5,343)        (8,126)           (139)
    Interest income.............................................                402            396             198
    Other, net..................................................              1,045            772             413
                                                                             (3,896)        (6,958)            472
Income before income taxes......................................             73,024         49,943          37,556
Provision for income taxes......................................             27,385         19,171          14,413
Net income                                                                $  45,639      $  30,772       $  23,143

Basic income per common share:
Net income per common share                                               $    0.94      $    0.72       $    0.55
Weighted average common shares outstanding                                   48,674         42,476          42,086

Income per common share-assuming dilution:
Net income per common share-assuming dilution                             $    0.92      $    0.71       $    0.54
Adjusted weighted average common shares outstanding                          49,715         43,204          42,554





                                                        See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 1999 Annual Report to Shareholders (continued)

                 Consolidated Statements Of Shareholders' Equity


                                                                                 Additional
                                                              Common Stock         Paid-In      Retained
                                                            Shares Par Value       Capital      Earnings       Total
                                                       --------------------------------------------------------------------
(In thousands)

Balance at December 31, 1996......................      41,874      $   105      $ 73,964      $  81,713       $155,782
    Two-for-one stock split.......................           -          105             -           (105)             -
    Issuance of common stock under................
       employee benefit plans.....................         146            -         1,331              -          1,331
    Issuance of common stock under
       stock option plans.........................         230            1         1,481              -          1,482
    Tax benefit of stock options exercised........           -            -           301              -            301
    Net income....................................           -            -             -         23,143         23,143
Balance at December 31, 1997......................      42,250          211        77,077        104,751        182,039
    Issuance of common stock under
       employee benefit plans.....................         184            1         2,720              -          2,721
    Issuance of common stock under stock
       option plans...............................         266            1         2,022              -          2,023
    Tax benefit of stock options exercised........           -            -           839              -            839
    Net income....................................           -            -             -         30,772         30,772
Balance at December 31, 1998......................      42,700          213        82,658        135,523        218,394
    Issuance of common stock through
       secondary offering.........................       7,002           35       124,535              -        124,570
    Issuance of common stock under
       employee benefit plans.....................         176            1         3,829              -          3,830
    Issuance of common stock under
       stock option plans.........................         922            5         6,521              -          6,526
    Tax benefit of options exercised..............           -            -         4,085              -          4,085
    Two-for-one stock split.......................           -          254             -          (254)              -
    Net income....................................           -            -             -         45,639         45,639
Balance at December 31, 1999......................      50,800     $    508      $221,628       $180,908       $403,044







                                                        See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 1999 Annual Report to Shareholders (continued)

                      Consolidated Statements Of Cash Flows

                                                                                         Years ended December 31,
                                                                                       1999         1998          1997
                                                                                ------------------------------------------
(In thousands)
Operating activities
Net income                                                                       $ 45,639       $ 30,772       $ 23,143
Adjustments to reconcile net income to net cash provided by (used in)
     Operating activities:
      Depreciation and amortization.......................................         17,902         12,164          8,276
      Provision for doubtful accounts.....................................            961            250            662
      Gain on sale of property and equipment..............................            (82)          (134)           (44)
      Deferred income taxes...............................................          5,455          7,629         (1,042)
      Common stock contributed to employee benefit plans..................          2,339          1,629          1,331
      Tax benefit of stock options exercised..............................          4,085            839            301
      Postretirement benefits.............................................             12             12             12
      Changes in operating assets and liabilities,
       net of the effects of the acquisition:
        Accounts receivable...............................................            157         (5,809)        (1,835)
        Amounts receivable from vendors ..................................         (1,644)       (21,691)        (2,100)
        Inventory.........................................................        (47,912)       (53,328)       (27,939)
        Refundable income taxes...........................................            693         (5,527)           172
        Other current assets..............................................            734           (179)          (446)
        Other assets......................................................         (1,931)        (1,753)          (581)
        Accounts payable..................................................         (1,852)        20,071         12,425
        Accrued expenses..................................................          3,680           (525)         2,433
        Accrued payroll...................................................          1,479         (3,533)           604
        Income taxes payable..............................................              -              -          2,501
           Net cash provided by (used in) operating activities                     29,715        (19,113)        17,873
Investing activities
Purchases of property and equipment.......................................        (86,002)       (57,732)       (37,180)
Acquisition, net of cash acquired.........................................              -        (49,296)             -
Proceeds from sale of property and equipment .............................          7,039          6,038            293
Proceeds from sale of short-term investments..............................              -            500              -

Payments received on notes receivable.....................................          1,265            372            898
Advances made on notes receivable.........................................            (70)          (650)        (1,668)
           Net cash used in investing activities..........................        (77,768)      (100,768)       (37,657)
Financing activities
Borrowings on notes payable to bank.......................................          7,130          5,000              -
Payments on notes payable to bank.........................................         (7,130)             -              -
Proceeds from issuance of long-term debt..................................        172,892        157,860         20,500
Principal payments on long-term debt......................................       (249,363)       (46,651)        (1,120)
Net proceeds from secondary offering......................................        124,570              -              -
Net proceeds from issuance of common stock................................          8,017          3,115          1,482
Net cash provided by financing activities.................................         56,116        119,324         20,862
Net increase (decrease) in cash...........................................          8,063           (557)         1,078
Cash at beginning of year.................................................          1,728          2,285          1,207
Cash at end of year.......................................................       $  9,791       $  1,728       $  2,285

                             See accompanying notes.



                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 1999 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

O'Reilly Automotive, Inc. (''the Company'') is a specialty retailer and supplier of automotive aftermarket parts, tools, supplies and accessories to both the ''do-it-yourself'' customer and the professional installer throughout Texas, Missouri, Oklahoma, Kansas, Iowa, Arkansas, Louisiana, Nebraska and Illinois.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Inventory

Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Cost has been determined using the last-in, first-out (''LIFO'') method. If the first-in, first-out (''FIFO'') method of costing inventory had been used by the Company, inventory would have been $291,077,000 and $246,402,000 as of December 31, 1999 and 1998, respectively.

Amounts Receivable from Vendors

Amounts receivable from vendors consists primarily of amounts due the Company for changeover merchandise, rebates and other allowances.

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

The Company capitalizes interest costs as a component of construction in progress, based on the weighted average rates paid for long-term borrowings. Total interest costs capitalized for the years ended December 31, 1999, 1998 and 1997, were $1,134,000, $1,213,000 and $527,000, respectively.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (''SFAS'') No. 109. The liability method provides that deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to $9,428,000, $8,326,000 and $3,437,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Stock Option Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options because, as discussed in Note 11, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Concentration of Credit Risk

The Company grants credit to certain customers who meet the Company's pre-established credit requirements. Generally, the Company does not require security when trade credit is granted to customers. Credit losses are provided for in the Company's consolidated financial statements and consistently have been within management's expectations.

The Company has provided long-term financing to a company, through a note receivable, for the construction of an office building which is leased by the Company (see Note 7). The note receivable, amounting to $2,137,000 and $2,203,000 at December 31, 1999 and 1998, respectively, bears interest at 6% and is due in August 2007.

The carrying value of the Company's financial instruments, including cash, short-term investments, accounts receivable, accounts payable and long-term debt, as reported in the accompanying consolidated balance sheets, approximates fair value.

New Accounting Pronouncements

In  1998,  the  Financial  Accounting  Standards  Board  issued  SFAS  No.  133,
"Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its financial position or results of operations.

NOTE 2-ACQUISITION

Effective January 31, 1998, the Company acquired 100% of the outstanding capital stock of Hi-Lo Automotive, Inc. and its subsidiaries ("Hi/LO"). Hi/LO was a specialty retailer supplying automotive aftermarket tools, supplies and accessories principally throughout Texas and Louisiana. The purchase price was approximately $49.3 million, including acquisition costs. The purchase price was financed with long-term borrowings under the Company's credit facility. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations of Hi/LO have been included in the Company's results of operations since the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. The excess of net assets acquired over the purchase price, which totaled approximately $9.7 million, has been applied as a reduction to the acquired property and equipment. Additional purchase liabilities recorded included approximately $5,622,000 for severance and certain costs associated with the closure and consolidation of certain acquired stores, none of which remained on the balance sheet at December 31, 1999.

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

                                                 1998                1997
                                           (In thousands, except per share data)
Product sales..............................    $634,072            $554,719
Net income.................................    $ 29,443            $ 22,782
Net income per share-assuming dilution.....    $   0.68            $   0.54

The pro forma combined results are not necessarily indicative of the results that would have occurred if the acquisition had been completed as of the beginning of each of the years presented, nor are they necessarily indicative of future consolidated results.

NOTE 3-SHORT-TERM INVESTMENTS

The Company's short-term investments are classified as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are carried at cost, which approximates fair market value. At December 31, 1999 and 1998, short-term investments consisted of preferred equity securities.

NOTE 4-RELATED PARTIES

The Company leases certain land and buildings related to its O'Reilly Auto Parts stores under six-year operating lease agreements with O'Reilly Investment
Company and O'Reilly Real Estate Company, partnerships in which certain shareholders of the Company are partners. Generally, these lease agreements provide for renewal options for an additional six years at the option of the Company. Additionally, the Company leases certain land and buildings related to its O'Reilly Auto Parts stores under 15-year operating lease agreements with O'Reilly-Wooten 2000 LLC, which is owned by certain shareholders of the Company. Generally, these lease agreements provide for renewal options for two additional five-year terms at the option of the Company (see Note 7). Rent expense under these operating leases totaled $2,647,000 in 1999, $2,158,000 in 1998 and $2,122,000 in 1997.

NOTE 5-NOTE PAYABLE TO BANK

The Company had available a short-term unsecured bank line of credit providing for maximum borrowings of $5 million, all of which was outstanding at December 31, 1999 and 1998. The line of credit bears interest at LIBOR plus 0.50% (6.70% at December 31, 1999). The weighted average interest rate for the years ended December 31, 1999 and 1998 was 6.7% and 6.6%, respectively. The line of credit expires on June 22, 2000.

NOTE 6-LONG-TERM DEBT

At December 31, 1999, the Company had available a credit facility providing for maximum borrowings of $165 million. The facility is comprised of a revolving credit facility of $125 million, and a term loan of $40 million. At December 31, 1998, the Company had available a credit facility providing for maximum borrowings of $173 million. The facility was comprised of a $125 million revolving credit facility and a $48 million term loan. At December 31, 1999 and 1998, $61,560,000 and $121,401,000, respectively, of the revolving credit facility and $40 million and $48 million, respectively, of the term loan were outstanding. The credit facility, which bears interest at LIBOR plus 0.50% (6.70% at December 31, 1999), expires in January 2003. Additionally, at December 31, 1998, the Company had outstanding borrowings totaling $7,705,000 under its non-binding advised line of credit. This line of credit bore interest at 6.6% and expired during 1999.

During 1999 and 1998, the Company leased certain office equipment under capitalized leases. Pursuant to the terms of the lease agreements, the Company has committed to pay approximately $157,000 per month over three years. The present value of the future minimum lease payments under these agreements totaled $3,362,000 and $1,496,000 at December 31, 1999 and 1998, respectively, which has been classified as long-term debt in the accompanying consolidated financial statements. During 1999, the Company purchased $2,676,000 of assets under capitalized leases.

Additionally, the Company has various unsecured notes payable to individuals, amounting to $140,000 and $255,000, at December 31, 1999 and 1998, respectively. The notes bear interest at rates ranging from 7.75% to 9% and are due in monthly installments of approximately $6,800 including interest. The notes mature in varying amounts between 2000 and 2008.

Indirect borrowings under letters of credit provided by a $5,000,000 sublimit of the revolving credit facility totaled $1,275,000 and $1,990,000 at December 31, 1999 and 1998, respectively. These letters of credit reduced availability of borrowings at December 31, 1999 and 1998.

Principal maturities of long-term debt for each of the next five years ending December 31 are as follows (amounts in thousands):

                2000                              $ 14,358
                2001                                13,862
                2002                                76,758
                2003                                    20
                2004                                    13
          Thereafter                                    51
                                                  $105,062

Cash paid by the Company for interest during the years ended December 31, 1999, 1998 and 1997 amounted to $6,134,000, $8,509,000 and $642,000, respectively.

NOTE 7-COMMITMENTS

Lease Commitments

During 1999, the Company entered into a Master Lease Agreement with O'Reilly-Wooten 2000 LLC (an entity owned by certain shareholders of the Company) related to the sale and leaseback of certain properties. The transaction closed on January 4, 1999, with a purchase price of approximately $5.5 million. The lease calls for an initial term of 15 years with two five-year renewal options.

The Company leases certain office space, retail stores, property and equipment under long-term, noncancelable operating leases. Most of these leases include renewal options and some include options to purchase and provisions for percentage rent based on sales. Future minimum rental payments, including commitments of $1,499,000 per year through 2004 in connection with the related-party leases described in Note 4, for each of the next five years ending December 31 and in the aggregate are as follows (amounts in thousands):

                2000                               $14,894
                2001                                13,525
                2002                                11,921
                2003                                 9,820
                2004                                 8,614
          Thereafter                                37,036
                                                   $95,810

Rental expense amounted to $14,122,000, $13,862,000 and $4,136,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Other Commitments

During January 2000, the Company announced that it had entered into a definitive agreement to purchase the assets of Gateway Auto Supply ("Gateway"), headquartered in Fort Worth, Texas. Gateway is a specialty retailer of auto parts and accessories that operates 14 stores in Texas. Under the terms of the agreement, the Company will purchase the inventory, fixtures and certain other assets of Gateway for approximately $5 million in cash. The Company will not assume any liabilities of Gateway. It is expected that the transaction will close in April 2000.

The Company also had construction commitments, which totaled approximately $29.7 million, at December 31, 1999.

NOTE 8-LEGAL PROCEEDINGS

The Company is currently involved in litigation as a result of a complaint filed against Hi/LO in May 1997. The plaintiff in this lawsuit sought to certify a class action on behalf of persons or entities in the states of Texas, Louisiana and California that have purchased a battery from Hi/LO since May 1990. The complaint alleges that Hi/LO offered and sold ''old,'' ''used'' and ''out of warranty'' batteries as if the batteries were new, resulting in claims for violations of deceptive trade practices, breach of contract, negligence, fraud, negligent misrepresentation and breach of warranty. The plaintiff is seeking, on behalf of the class, an unspecified amount of compensatory and punitive damages, as well as attorneys' fees and pre- and post-judgment interest. On July 27, 1998, the Trial Court certified this class. The Company appealed the decision to certify the class in the Court of Appeals for the Ninth District of Texas. On February 25, 1999, the Court of Appeals issued an opinion affirming the Trial Court's decision to certify the class. At that time, the Company appealed the opinion by seeking a mandamus from the Supreme Court of Texas. On April 6, 1999, the Supreme Court of Texas asked the plaintiff to file a response, which was filed on April 14, 1999. On May 3, 1999, the Company filed a reply to that response. To date, the Company has heard nothing further from the Texas Supreme Court. The Company believes that the accusations made in this case are unfounded, and intends to defend this lawsuit vigorously. Although it is difficult at this stage to determine the likely outcome of the case, the Company believes that this lawsuit will not have a material adverse effect on the Company's consolidated results of operations or financial position.

In addition, the Company is involved in various other legal proceedings incidental to the conduct of its business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, they will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 9-INTEREST RATE RISK MANAGEMENT

The Company entered into an interest rate swap agreement to effectively convert a portion of its floating rate long-term debt to a fixed rate basis, thereby reducing the impact of interest rate changes on future income. Pursuant to this pay-fixed swap agreement, the Company agreed to exchange, at specified intervals, the difference between the fixed and the floating interest amounts calculated on the notional amount of the swap agreement which totaled $50 million and $100 million, respectively, at December 31, 1999 and 1998. The Company's fixed interest rate under the swap agreement was 5.66% and the counterparty's floating rate was 6.20% at December 31, 1999.

NOTE 10-EMPLOYEE BENEFIT PLANS

The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are 21 years of age with at least six months of service. Employees may contribute up to 15% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company has agreed to make matching contributions equal to 50% of the first 2% of each employee's contribution and 25% of the next 2% of each employee's contribution. Additional contributions to the plan may be made as determined annually by the Board of Directors. After three years of service, Company contributions and earnings thereon vest at the rate of 20% per year of service with the Company. Company contributions charged to operations amounted to $2,618,000 in 1999, $1,818,000 in 1998 and $1,485,000 in 1997. Company contributions, in the form of common stock, to the profit sharing and savings plan to match employee contributions during the years ended December 31 were as follows:

                   Year                               Market
                Contributed         Shares            Value
                   1999             29,481           $658,000
                   1998             31,438            514,000
                   1997             41,826            415,000

Profit sharing contributions accrued at December 31, 1999, 1998 and 1997 were funded in the next year through issuance of shares of the Company's common stock as follows:

                   Year                               Market
                  Funded             Shares            Value
                   1999              60,64         $1,300,000
                   1998              72,386         1,070,000
                   1997              99,080           884,000

The Company also sponsors an unfunded noncontributory defined benefit health care plan, which provides certain health benefits to retired employees. According to the terms of this plan, retirees' annual benefits are limited to $1,000 per employee starting at age 66 for employees with 20 or more years of service. Postretirement benefit costs for each of the years ended December 31, 1999, 1998 and 1997 amounted to $12,000.

NOTE 10-EMPLOYEE BENEFIT PLANS (CONTINUED)

Additionally, the Company has adopted a stock purchase plan under which 1,000,000 shares of common stock are reserved for future issuance. Under the plan, substantially all employees and non-employee directors have the right to purchase shares of the Company's common stock monthly at a price equal to 85% of the fair market value of the stock. Under the plan, 78,927 shares were issued at an average price of $18.90 per share during 1999, 74,632 shares were issued at an average price of $15.05 per share during 1998, and 65,168 shares were issued at an average price of $8.75 per share during 1997.

The Company has in effect a performance incentive plan for the Company's senior management under which 400,000 shares of restricted stock are reserved for future issuance. Under the plan, 6,796 shares, 5,358 shares and 2,772 shares were issued during 1999, 1998 and 1997, respectively.

NOTE 11-STOCK OPTION PLANS

The Company has a stock option plan under which incentive stock options or nonqualified stock options may be granted to officers and key employees. An aggregate of 6,000,000 shares of common stock is reserved for future issuance under this plan. The exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and the options will expire no later than 10 years from the date of grant. Options granted pursuant to the plan become exercisable no sooner than six months from the date of grant. In the case of a shareholder owning more than 10% of the outstanding stock of the Company, the exercise price of an incentive option may not be less than 110% of the fair market value of the stock on the date of grant, and such options will expire no later than 10 years from the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by any individual in any calendar year may not exceed $100,000. A summary of outstanding stock options is as follows:

                                                                       Number
                                              Price per Share        of   Shares
Outstanding at December 31, 1996..........    $ 4.38 - 10.00          1,317,400
  Granted.................................      7.82 - 14.00          1,510,000
  Exercised...............................      4.38 -  9.19           (143,000)
  Canceled................................      4.38 -  8.94            (12,000)
Outstanding at December 31, 1997..........      4.38 - 14.00          2,672,400
  Granted.................................     12.38 - 22.91            823,750
  Exercised...............................      4.38 - 16.07           (238,600)
  Canceled................................      4.38 - 20.88            (68,700)
  Forfeitures.............................      4.38                     (5,000)
Outstanding at December 31,1998...........      6.07 - 22.91          3,183,850
  Granted.................................     18.44 - 26.75          1,148,000
  Exercised...............................      5.94 - 18.75           (948,620)
  Canceled................................      6.75 - 26.38            (35,750)
  Forfeitures.............................      6.07                     (1,000)
Outstanding at December 31,1999...........    $ 6.07 - 26.75          3,346,480

Options to purchase 394,230, 855,100 and 1,043,400 shares of common stock were exercisable at December 31, 1999, 1998 and 1997, respectively.

The Company also maintains a stock option plan for non-employee directors of the Company under which 300,000 shares of common stock are reserved for future issuance. All director stock options are granted at fair market value on the date of grant and expire on the earlier of termination of service to the Company as a director or seven years. Options granted under this plan become exercisable six months from the date of grant. A summary of outstanding stock options is as follows:

                                                                       Number
                                            Price per Share          of   Shares
Outstanding at December 31, 1996..........    $ 4.38 - 9.09              80,000
  Granted.................................      9.28 -10.44              30,000
  Exercised...............................      4.38 - 9.09             (40,000)
  Canceled................................      9.28                    (10,000)
Outstanding at December 31, 1997..........      4.38 -10.44              60,000
  Granted.................................     13.50                     20,000
  Exercised...............................      4.38                    (10,000)
  Canceled................................        --                         --
Outstanding at December 31,1998...........      6.56 -13.50              70,000
  Granted.................................     23.91                     20,000
  Exercised...............................        --                         --
  Canceled................................        --                         --
Outstanding at December 31,1999...........     $6.56 -23.91              90,000

All options under this plan were exercisable at December 31, 1999, 1998 and 1997.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee and non-employee director stock options under the fair value method of that SFAS.

The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.54%, 4.74% and 5.53%; volatility factors of the expected market price of the Company's common stock of .247, .221, .200; and weighted-average expected life of the options of 8.0, 8.0 and 6.4 years. The Company assumed a 0% dividend yield over the expected life of the options. The weighted-average fair values of options granted during the years ended December 31, 1999, 1998 and 1997 were $10.22, $6.44 and $4.14, respectively. The weighted-average remaining contractual life at December 31, 1999, for all outstanding options under the Company's stock option plans is 7.48 years. The weighted-average exercise price for all outstanding options under the Company's stock option plans was $16.15 at December 31, 1999.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information follows:

                                                 1999      1998      1997
(In  thousands, except per share data)

Pro forma net income.......................... $43,501   $29,242   $22,432
Pro forma basic net income per share.......... $  0.89   $  0.69   $  0.54
Pro forma net income per share-
  assuming dilution........................... $  0.88   $  0.67   $  0.53

NOTE 12-INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share:

                                                                            Years ended December 31,
                                                                          1999        1998       1997
(In thousands, except per share data)
Numerator (basic and diluted):
     Net income.................................................        $45,639     $30,772    $23,143

Denominator:
     Denominator for basic income per common share-
        weighted-average shares.................................         48,674      42,476     42,086
     Effect of employee stock options (Note 11).................          1,041         728        468

     Denominator for diluted income per common share-
        Adjusted weighted-average shares and
          assumed conversion....................................         49,715      43,204     42,554

Basic net income per common share...............................        $  0.94     $  0.72    $  0.55

Net income per common share-assuming dilution...................        $  0.92     $  0.71    $  0.54

NOTE 13-INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:


                                                      1999                1998
(In thousands)
Deferred tax assets:
    Current:
       Allowance for doubtful accounts........      $    226            $   225
       Vacation accrual.......................           914                852
       Other accruals.........................         2,672              3,031
                                                       3,812              4,108
    Noncurrent:
       Property and equipment.................            --              1,843
       Other..................................         1,306              1,335
                                                       1,306              3,178
               Total deferred tax assets......         5,118              7,286

Deferred tax liabilities:
    Current:
       Inventory carrying value...............         2,036              1,270

    Noncurrent:
       Property and equipment.................         2,521                 --

       Total deferred tax liabilities                  4,557              1,270
       Net deferred tax assets                       $   561            $ 6,016

The provision for income taxes consists of the following:

                                    Current           Deferred           Total
(In thousands)

1999:
     Federal............           $ 19,934           $  4,959          $ 24,885
     State..............              1,996                496             2,500
                                   $ 21,930           $  5,455          $ 27,385

1998:
     Federal............          $  10,386           $  6,852          $ 17,238
     State..............              1,156                777             1,933
                                  $  11,542           $  7,629          $ 19,171

1997:
     Federal............          $  13,562           $   (915)         $ 12,647
     State..............              1,893               (127)            1,766
                                  $  15,455           $ (1,042)         $ 14,413


A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows:

                                                          1999             1998           1997
(In thousands)

Federal income taxes at statutory rate...........       $ 25,558        $ 17,480       $ 13,145
State income taxes, net of federal tax benefit...          1,625           1,256          1,148
Other items, net.................................            202             435            120
                                                        $ 27,385        $ 19,171       $ 14,413

The tax benefit associated with the exercise of non-qualified stock options has been reflected as additional paid-in capital in the accompanying consolidated financial statements.

During the years ended December 31, 1999, 1998 and 1997, cash paid by the Company for income taxes amounted to $17,151,000, $16,229,000 and $12,168,000, respectively.

NOTE 14-STOCK SPLIT

On November 8, 1999, the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a 100% stock dividend payable to all shareholders of record as of November 15, 1999. The stock dividend was paid on November 30, 1999. Accordingly, this stock split has been recognized by reclassifying $254,000, the par value of the additional shares resulting from the split, from retained earnings to common stock.

All share and per share information included in the accompanying consolidated financial statements has been restated to reflect the retroactive effect of the stock split for all periods presented.

NOTE 15-PUBLIC OFFERING OF COMMON STOCK

In March 1999, the Company completed a secondary public offering of 3,501,000 shares (pre-stock split) of common stock. Pursuant to this offering, the Company issued 3,501,000 shares of common stock resulting in net proceeds to the Company of $124,570,000. A portion of the proceeds was used to repay the Company's outstanding indebtedness under its bank credit facilities. The remaining portion of the proceeds was used to fund the Company's expansion.

NOTE 16-QUARTERLY FINANCIAL DATA-UNAUDITED

                                                            First           Second         Third           Fourth
                                                          Quarter           Quarter        Quarter         Quarter
(In thousands, except per share data)
Year ended December 31, 1999
    Product sales                                       $   166,404     $   196,107    $   208,401     $   183,210
    Gross profit                                             70,957          81,823         88,001          84,509
    Operating income                                         16,241          19,630         22,231          18,818
    Net income                                                8,603          11,769         13,412          11,855
    Basic net income per share                                 0.20            0.23           0.26            0.23
    Net income per share-assuming dilution                     0.20            0.23           0.26            0.23

Year ended December 31, 1998
    Product sales                                       $   118,269     $   165,242    $   172,784     $   160,007
    Gross profit                                             50,669          66,201         69,345          71,648
    Operating income                                         10,602          13,745         15,435          17,119
    Net income                                                5,819           7,672          8,361           8,920
    Basic net income per share                                 0.14            0.18           0.20            0.21
    Net income per share-assuming dilution                     0.14            0.18           0.19            0.20

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 1999 Annual Report to Shareholders (continued)

                         Report Of Independent Auditors

The Board of Directors and Shareholders
O'Reilly Automotive, Inc. and Subsidiaries

We have  audited  the  accompanying  consolidated  balance  sheets  of  O'Reilly
Automotive, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O'Reilly Automotive, Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                              ERNST & YOUNG LLP


Kansas City, Missouri
February 29, 2000

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

                   O'Reilly Automotive, Inc. and Subsidiaries
        Exhibit 23.1 - Consent of Ernst & Young LLP, independent auditors




We consent to the incorporation by reference in this Annual Report (Form 10-K) of O'Reilly Automotive, Inc. and Subsidiaries of our report dated February 29, 2000, included in the 1999 Annual Report to Shareholders of O'Reilly Automotive, Inc.

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

We also consent to the incorporation by reference in the Registration Statements (Form S-3 No. 333-73377, Form S-8 No. 33-61632, Form S-8 No. 33-73892 and Form
S-8 No. 33-91022) of O'Reilly Automotive, Inc. of our report dated February 29, 2000 with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the consolidated financial statement schedule included in this Annual Report (Form 10-K) of O'Reilly Automotive, Inc. for the year ended December 31, 1999.

                                                               ERNST & YOUNG LLP




Kansas City, Missouri
March 30, 2000