Form 10-Q
period 2000-03-31
O REILLY AUTOMOTIVE INC
filed 2000-05-15
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

         Yes    X       No

Common stock,  $0.01 par value - 50,995,972  shares  outstanding as of March 31,
2000

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          Quarter Ended March 31, 2000

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

PART I   Financial Information
ITEM 1.  Financial Statements

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 March 31,          December 31,
                                                   2000                 1999
                                               ------------         ------------
                                                (Unaudited)            (Note)
                                                          (In thousands)

 Assets
 Current assets:
     Cash                                    $      9,432           $      9,791
     Short-term investments                           500                    500
     Accounts receivable, net                      28,678                 26,462
     Amounts receivable from vendors               21,796                 28,304
     Inventory                                    307,947                293,924
     Refundable income taxes                           --                  2,333
     Deferred income taxes                          1,433                  1,776
     Other current assets                           2,019                  1,263
                                             ------------           ------------
         Total current assets                     371,805                364,353

 Property and equipment                           313,855                292,806
 Accumulated depreciation                          61,256                 56,289
                                             ------------           ------------
                                                  252,599                236,517

 Other assets                                       9,131                  9,572
                                             ------------           ------------
 Total assets                                $    633,535           $    610,442


 Liabilities and shareholders' equity
 Current liabilities:
     Note payable to bank                    $      5,000           $      5,000
     Income taxes payable                           4,052                     --
     Accounts payable                              61,651                 64,885
     Other current liabilities                     28,703                 30,759
     Current portion of long-tem debt              14,523                 14,358
                                             ------------           ------------
         Total current liabilities                113,929                115,002

 Long-term debt, less current portion             100,303                 90,704
 Deferred income taxes                              1,546                  1,215
 Other liabilities                                    483                    477

 Shareholders' equity:
     Commons stock, $.01 par value:
      Authorized shares-90,000,000
      Issued and outstanding shares-
       50,995,972 shares at March 31, 2000
       and 50,799,353 at December 31, 1999            510                    508
     Additional paid-in capital                   224,289                221,628
     Retained earnings                            192,475                180,908
                                             ------------           ------------
 Total shareholders' equity                       417,274                403,044
                                             ------------           ------------
 Total liabilities and shareholders' equity  $    633,535           $    610,442
                                             ============           ============

NOTE: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                     Three Months Ended
                                                           March 31,
                                            ------------------------------------
                                                2000                    1999
                                           (In thousands, except per share data)

Product sales                                    $  195,758         $  166,404

Cost of goods sold, including
 warehouse and distribution expenses                111,046             95,447

Operating, selling, general and
 administrative expenses                             65,226             54,716
                                                 ----------         ----------
                                                    176,272            150,163
                                                 ----------         ----------

Operating income                                     19,486             16,241
Other expense, net                                     (890)            (2,296)
                                                 ----------         ----------
Income before income taxes                           18,596             13,945

Provision for income taxes                            7,029              5,342
                                                 ----------         ----------
Net income                                       $   11,567         $    8,603
                                                 ==========         ==========
Basic income per share data:
Net income per common share                      $     0.23         $     0.20
                                                 ==========         ==========
Weighted average common shares
 outstanding                                         50,828             42,720
                                                 ==========         ==========
Income per common share-assuming dilution:
Net income per common share-assuming dilution    $     0.23         $     0.20
                                                 ==========         ==========
Adjusted weighted average common
 shares outstanding                                  51,236             43,846
                                                 ==========         ==========




See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months Ended
                                                        -----------------------------
                                                        March 31,            March 31,
                                                          2000                 1999
                                                        ---------            ---------
                                                                (In thousands)

Net cash provided by operating activities            $   11,518           $  18,324

Investing activities:
     Purchases of property and equipment                (21,988)            (15,348)
     Proceeds from sale of property and equipment           389               6,069
     Payments received on notes receivable                  164                 767
     Advances made on notes receivable                       --                 (70)
                                                     ----------          ----------

Net cash used in investing activities                   (21,435)             (8,582)

Financing activities:
     Borrowings on notes payable to banks                 7,130                  --
     Payments on notes payable to banks                  (7,130)             (5,000)
     Proceeds from issuance of long-term debt           127,289              44,868
     Payments on long-term debt                        (117,882)           (160,085)
     Net proceeds from secondary offering                    --             106,780
     Proceeds from issuance of common stock                 151               5,197
                                                     ----------          ----------

Net cash provided by (used in) financing activities       9,558              (8,240)
                                                     ----------          ----------

Net increase (decrease) in cash                            (359)              1,502
Cash at beginning of period                               9,791               1,728
                                                     ----------          ----------

Cash at end of period                                $    9,432          $    3,230
                                                     ==========          ==========




See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2000


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. Restatement

All share and per share information included in the financial statements as of March 31, 1999, and the three months then ended has been restated to reflect the retroactive effect of the two-for-one stock split effected on November 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Unless otherwise indicated, "we," "us," "our" and similar terms, as well as references to the "Company" or "O'Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.

Results of Operations

Product sales for the first quarter of 2000 increased by $29.4 million, or 17.6%, over product sales for the first quarter of 1999. This increase was due to the opening of 30 net, new O'Reilly stores during the last quarter of 1999 and the opening of 23 net, new stores during the first quarter of 2000, in addition to a 5.0% increase in comparable store product sales. At March 31, 2000, we operated 594 stores compared to 500 stores at March 31, 1999.

Gross profit increased 19.4% from $71.0 million (or 42.6% of product sales) in the first quarter of 1999 to $84.7 million (or 43.3% of product sales) in the first quarter of 2000. The increase in gross profit margin was attributable to a favorable product mix resulting primarily from the warm weather in January and our increased buying power resulting from the increased volume of purchases.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $10.5 million from $54.7 million (or 32.9% of product sales) in the first quarter of 1999 to $65.2 million (or 33.3% of product sales) in the first quarter of 2000. The increase in OSG&A expenses resulted from the addition of team members and resources in order to support the increased level of our operations.

Other expense decreased by $1.4 million in the first quarter of 2000 compared to the first quarter of 1999. The overall decrease in other expense in the first quarter of 2000 is due to a substantial reduction in debt at the end of first quarter of 1999 with the proceeds from the secondary offering, thereby reducing interest expense in 2000 in comparison with 1999.

Our estimated provision for income taxes decreased from 38.3% of income before income taxes in the first three months of 1999 to 37.8% in the same period in 2000. The decrease in the effective income tax rate was primarily due to changes in the mix of taxable income among the states in which we operate.

Principally, as a result of the foregoing, net income increased from $8.6 million or 5.2% of product sales in the first quarter of 1999 to $11.6 million or 5.9% of product sales in the first quarter of 2000.

Liquidity and Capital Resources

Net cash provided by operating activities decreased from $18.3 million for the first three months in 1999 to $11.5 million for the first three months of 2000. This decrease was principally the result of an increase in inventory and decreases in accounts payable and accrued expenses, net of a decrease in receivables. The increase in inventory was primarily attributable to new store growth. The decreases in accounts payable, accrued expenses and receivables were due to the timing of payments.

Net cash used in investing activities has increased from $8.6 million in 1999 to $21.4 million in 2000 primarily due to the increased purchases of property and equipment for the 23 net new stores opened in first quarter 2000 versus the 9 net new stores opened in the same period in 1999.

Cash used in financing activities was $8.2 million in the first three months of 1999. Cash provided by financing activities was $9.6 million in the first three months of 2000. As discussed above, during the first three months of 1999, we substantially reduced our credit facility with the proceeds from the secondary offering and the issuance of common stock. The increase in cash provided by financing activities in the first three months of 2000 was primarily due to the proceeds from issuance of our long-term debt, partially offset by the scheduled principal payments on debt.

Aside from the 23 net, new stores opened in the first three months of 2000, we plan to open an additional 77 net new stores in 2000. The funds required for such planned expansions are expected to be provided by operating activities, short-term investments and the existing and available bank credit facilities.

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


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) Our Annual Meeting of the Shareholders was held on May 5, 2000. Of the 50,816,921 shares entitled to vote at such meeting, 46,917,790 shares were present at the meeting in person or by proxy.

(b) The two individuals listed below were elected as Class I Directors, and with respect to each such Director, the number of shares voted for, against and abstain were as follows:



                                            Number of Shares Voted
                                            ----------------------
     Name of Nominee                    For          Against      Abstain
     ---------------                 ----------      -------      -------
     Charles H. O'Reilly, Sr.        46,220,145         0         697,645

     Charles H. O'Reilly, Jr.        46,262,811         0         654,979


The individuals listed below are Directors whose term of office continued after the meeting:

David E. O'Reilly
Lawrence P. O'Reilly
Rosalie O'Reilly Wooten
Jay D. Burchfield
Joe C. Greene

Item 5.  Other information

In January 2000, we announced we had entered into a definitive agreement to purchase the assets of Gateway Auto Supply ("Gateway") which closed April 2000. Under the terms of the agreement, we purchased the inventory, fixtures and certain other assets for approximately $5 million in cash. Additionally, we did not assume any liabilities of Gateway.

In April 2000, we announced we had entered into a definitive agreement to purchase the assets of KarPro Auto Parts ("KarPro") which is expected to close September 30, 2000. Under the terms of the agreement, we will purchase the inventory, fixtures and certain other assets for approximately $14 million in cash. Additionally, we will not assume any liabilities of KarPro.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:  See Exhibit Index on page 11 hereof.

(b) No reports on Form 8-K were filed by us during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           O'REILLY AUTOMOTIVE, INC.

May 15, 2000              /s/  David E. O'Reilly
-----------------         ------------------------------------------------------
Date                      David E. O'Reilly, Chief Executive Officer


May 15, 2000              /s/  James R. Batten
-----------------         ------------------------------------------------------
Date                      James R. Batten, Vice-President of Finance and
                            Chief Financial Officer

                                  EXHIBIT INDEX

Number                        Description                          Page
------                       -------------                        -------
 27.1                  Financial Data Schedule                      12
 99.1                  Certain Risk Factors, filed herewith.        13