Form 10-Q
period 2000-06-30
O REILLY AUTOMOTIVE INC
filed 2000-08-14
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

         Yes    X       No

Common stock,  $0.01 par value - 51,192,179  shares  outstanding  as of June 30,
2000

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           Quarter Ended June 30, 2000

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

PART I   Financial Information
ITEM 1.  Financial Statements

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 June 30,           December 31,
                                                   2000                 1999
                                                 --------           ------------
                                               (Unaudited              (Note)
                                               (In thousands, except share data)

 Assets
 Current Assets:
     Cash                                     $    10,985           $      9,791
     Short-term investments                           500                    500
     Accounts receivable, net                      32,589                 26,462
     Amounts receivable from vendors               20,588                 25,984
     Inventory                                    328,143                293,924
     Refundable income taxes                          592                  2,333
     Deferred income taxes                          1,052                  1,776
     Other current assets                           3,902                  3,583
                                              -----------           ------------
         Total current assets                     398,351                364,353

 Property and equipment                           334,397                292,806
 Accumulated depreciation                          66,482                 56,289
                                              -----------           ------------
                                                  267,915                236,517

 Other assets                                      10,722                  9,572
                                              -----------           ------------
 Total assets                                 $   676,988           $    610,442
                                              ===========           ============

 Liabilities and shareholders' equity
 Current liabilities:
     Note payable to bank                     $     5,000           $      5,000
     Income taxes payable                           4,549                     --
     Accounts payable                              67,126                 64,885
     Other current liabilities                     31,211                 30,759
     Current portion of long-term debt             14,358                 14,358
                                              -----------           ------------
         Total current liabilities                122,244                115,002

 Long-term debt, less current portion             118,236                 90,704
 Deferred income taxes                              2,095                  1,215
 Other liabilities                                    488                    477

 Shareholders' equity:
     Commons stock, $.01 par value:
      Authorized shares-90,000,000
      Issued and outstanding shares-
        51,192,179 shares at June 30, 2000
       and 50,799,353 at December 31, 1999            512                    508
     Additional paid-in capital                   226,585                221,628
     Retained earnings                            206,828                180,908
                                              -----------           ------------
 Total shareholders' equity                       433,925                403,044
 Total liabilities and shareholders' equity   $   676,988           $    610,442
                                              ===========            ===========

NOTE: The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    Three Months Ended          Six Months Ended
                                                          June 30,                    June 30,
                                                    ------------------          ----------------
                                                     2000         1999            2000      1999
                                                     ----         ----            ----      ----
                                                        (In thousands, except per share data)

Product sales                                    $   266,359  $   196,107    $  422,117  $   362,511

Cost of goods sold, including
  warehouse and distribution expenses                129,098      114,284       240,150      209,731
Operating, selling, general and
  administrative expenses                             72,468       62,193       137,764      116,909
                                                 -----------  -----------    ----------  -----------
                                                     201,566      176,477       377,914      326,640
                                                 -----------  -----------    ----------  -----------

Operating income                                      24,793       19,630        44,203       35,871
Other expense, net                                    (1,634)        (557)       (2,454)      (2,853)
                                                 -----------  -----------    ----------  -----------

Income before income taxes                            23,159       19,073        41,749       33,018

Provision for income taxes                             8,800        7,304        15,829       12,646
                                                 -----------  -----------    ----------  -----------

Net income                                       $    14,359   $   11,769    $   25,920   $   20,372
                                                 ===========   ==========    ==========   ==========


Basic income per share data:
Net income per common share                      $      0.28   $     0.23    $     0.51   $     0.44
                                                 ===========   ==========    ==========   ==========
Weighted average common shares outstanding            51,111       50,424        50,983       46,594
                                                 ===========   ==========    ==========   ==========

Income per common share-assuming dilution
Net income per common share-assuming dilution    $      0.28  $      0.23    $     0.50  $      0.43
                                                 ===========   ==========    ==========   ==========
Adjusted weighted average
  common shares outstanding                           51,548       51,084        51,405       47,418
                                                 ===========   ==========    ==========   ==========

See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six Months Ended June 30,
                                                       -------------------------
                                                         2000           1999
                                                         ----           ----
                                                             (In thousands)

Net cash provided by operating activities            $   14,415      $   16,689
                                                     ----------      ----------

Investing activities:
     Purchases of property and equipment                (43,057)        (32,377)
     Proceeds from sale of property and equipment           545           6,659
     Payments received on notes receivable                  275             887
     Advances made on notes receivable                       --             (70)
                                                     ----------      ----------

Net cash used in investing activities                   (42,236)        (24,901)
                                                     ----------      ----------

Financing activities:
     Borrowings on notes payable to banks                 7,130           2,240
     Payments on notes payable to banks                  (7,130)         (5,000)
     Proceeds from issuance of long-term debt           276,528          68,058
     Payments on long-term debt                        (249,353)       (185,984)
     Net proceeds from secondary offering                    --         124,944
     Proceeds from issuance of common stock               1,839           6,340
                                                     ----------      ----------

Net cash provided by financing activities                29,015          10,598
                                                     ----------      ----------

Net increase in cash                                      1,194           2,386
Cash at beginning of period                               9,791           1,728
                                                     ----------      ----------

Cash at end of period                                $   10,985      $    4,114
                                                     ==========      ==========

See notes to condensed consolidated financial statements

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2000


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  Restatement

All share and per share information included in the financial statements as of June 30, 1999, and the three and six months then ended has been restated to reflect the retroactive effect of the two-for-one stock split effected on November 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Unless otherwise indicated, "we," "us," "our" and similar terms, as well as references to the "Company" or "O'Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.

Results of Operations

Product sales for the second quarter of 2000 increased by $30.3 million, or 15.4%, over product sales for the second quarter of 1999. Product sales for the first six months of 2000 increased by $59.6 million, or 16.4% over product sales for the first six months of 1999. The increase is due to the opening of 55 net, new stores during the first two quarters of 2000 compared to 24 net, new stores opened in the first two quarters of 1999. Additionally, comparable store product sales for stores open at least one year increased 3.1% and 4.0% for the second quarter and first half of 2000. At June 30, 2000, we operated 626 stores compared to 515 stores at June 30, 1999.

Gross profit increased 18.9% from $81.8 million (or 41.7% of product sales) in the second quarter of 1999 to $97.3 million (or 43.0% of product sales) in the second quarter of 2000. Gross profit for the first six months increased 19.1% from $152.8 million (or 42.1% of product sales) in 1999 to $182.0 million or (43.1% of product sales) in 2000. The increase in gross profit margin was primarily attributable to continued improvement in our product acquisition programs.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $10.3 million from $62.2 million (or 31.7% of product sales) in the second quarter of 1999 to $72.5 million (or 32.0% of product sales) in the second quarter of 2000. OSG&A expenses increased $20.9 million from $116.9 million (32.2% of product sales) in the first six months of 1999 to $137.8 million (or 32.6% of product sales) in the first six months of 2000. The dollar amount increase in OSG&A expenses resulted from the addition of team members and resources in order to support the increased level of our operations.

Other expense increased by $1.1 million in the second quarter of 2000 compared to the second quarter of 1999 and decreased by $400,000 for the first six months of 2000 compared to the first six months of 1999. The increase in other expense for the second quarter of 2000 is primarily due to increased interest expense as a result of additional borrowings under our revolving credit facility and higher interest rates.

Our estimated provision for income taxes decreased from 38.3% of income before income taxes in the second quarter and the first six months of 1999 to 38.0% and 37.9%, respectively in the same periods in 2000. The decrease in the effective income tax rate was primarily due to changes in the mix of taxable income among the states in which we operate.

Principally, as a result of the foregoing, net income increased from $11.8 million or 6.0% of product sales in the second quarter of 1999 to $14.4 million or 6.3% of product sales in the second quarter of 2000 and from $20.4 million or 5.6% of products sales in the first six months of 1999 to $25.9 million or 6.1% of product sales in the first six months of 2000.

Liquidity and Capital Resources

Net cash of $14.4 million was provided by operating activities for the first six months of 2000 as compared to $16.7 million of cash provided by operating activities for the first six months of 1999. This decrease was principally the result of smaller increases in accounts payable and other current liabilities, net of increases in accounts receivable. These changes were due to the timing of payments.

Net cash used in investing activities has increased to $42.2 million in 2000 from $24.9 million in 1999 primarily due to increased purchases of property and equipment to support the Company's current level of store growth.

Cash provided by financing activities has increased to $29.0 million in the first six months of 2000 from $10.6 million in the first six months of 1999. The increase was primarily due to increased net borrowings under the Company's credit facilities during the first six months of 2000.

Aside from the 55 net, new stores opened in the first six months of 2000, we plan to open an additional 45 net new stores during 2000. The funds required for such planned expansions will be provided by operating activities, short-term investments and existing and available bank credit facilities.

Management believes that the cash expected to be generated from operating activities, existing bank credit facilities, trade credit and available real estate financing opportunities will be sufficient to fund our short and long-term capital and liquidity needs for the foreseeable future.

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

In April 2000, we announced we had entered into a definitive agreement to purchase the assets of KarPro Auto Parts ("KarPro") which is expected to close on September 30, 2000. Under the terms of the agreement, we will purchase the inventory, fixtures and certain other assets for approximately $14 million in cash. Additionally, we will not assume any liabilities of KarPro.

In August 2000, we announced the formation of Internet Autoparts, Inc. ("IAP"), a new Internet company that will provide a Web-based catalog program and sell automotive aftermarket parts. IAP is primarily owned by General Parts, Inc., O'Reilly and Middle Atlantic Warehouse Distributor, Inc.; by CCI/Triad, a provider of technology solutions in our industry; and by Hicks, Muse, Tate & Furst Incorporated, a private investment firm. IAP's primary focus is to create a business-to-business internet service from the professional installer to local auto parts stores and warehouses.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits: See Exhibit Index on page 11 hereof.

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            O'REILLY AUTOMOTIVE, INC.

August 14, 2000                 /s/  David E. O'Reilly
-------------------             ------------------------------------------------
Date                            David E. O'Reilly, Chief Executive Officer


August 14, 2000                 /s/  James R. Batten
-------------------             ------------------------------------------------
Date                            James R. Batten, Vice-President of Finance and
                                   Chief Financial Officer

                                  EXHIBIT INDEX


   Number                Description                                       Page
   ------             --------------------------------------              ------

    27.1              Financial Data Schedule                               12
    99.1              Certain Risk Factors, filed herewith.                 13