Form 10-Q
period 2000-09-30
O REILLY AUTOMOTIVE INC
filed 2000-11-13
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

         Yes    X       No
             -------       ------

Common stock, $0.01 par value - 51,391,188 shares outstanding as of September 30, 2000



                                    Page - 1

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        Quarter Ended September 30, 2000

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

                                    Page - 2

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          September 30,                December 31,
                                                                              2000                       1999
                                                                     ---------------------      ---------------------
                                                                          (Unaudited)                   (Note)
                                                                             (In thousands, except share data)
 Assets
 Current Assets:
     Cash                                                                  $        12,269           $          9,791
     Short-term investments                                                            500                        500
     Accounts receivable, net                                                       36,190                     26,462
     Amounts receivable from vendors                                                27,550                     25,984
     Inventory                                                                     347,922                    293,924
     Refundable income taxes                                                           592                      2,333
     Deferred income taxes                                                             642                      1,776
     Other current assets                                                            3,496                      3,583
                                                                           ---------------           ----------------
         Total current assets                                                      429,161                    364,353

 Property and equipment, at cost                                                   354,862                    292,806
 Accumulated depreciation and amortization                                          72,240                     56,289
                                                                           ---------------           ----------------
                                                                                   282,622                    236,517

 Other assets                                                                       10,224                      9,572
                                                                           ---------------           ----------------
 Total assets                                                              $       722,007           $        610,442
                                                                           ===============           ================

 Liabilities and shareholders' equity
 Current liabilities:
     Note payable to bank                                                  $         5,000           $          5,000
     Income taxes payable                                                            3,267                         --
     Accounts payable                                                               72,471                     64,885
     Accrued payroll                                                                 8,847                      6,278
     Accrued benefits and withholdings                                              10,486                     10,382
     Other current liabilities                                                      14,926                     14,099
     Current portion of long-term debt                                              14,177                     14,358
                                                                           ---------------           ----------------
         Total current liabilities                                                 129,174                    115,002

 Long-term debt, less current portion                                              136,983                     90,704
 Deferred income taxes                                                               3,222                      1,214
 Other liabilities                                                                     448                        478

 Shareholders' equity:
     Common stock, $.01 par value:
      Authorized shares-90,000,000
      Issued and outstanding shares-51,391,188
       shares at September 30, 2000
       and 50,799,353 at December 31, 1999                                             514                        508
     Additional paid-in capital                                                    228,266                    221,628
     Retained earnings                                                             223,400                    180,908
                                                                           ---------------           ----------------
 Total shareholders' equity                                                        452,180                    403,044
                                                                           ---------------           ----------------
 Total liabilities and shareholders' equity                                $       722,007           $        610,442
                                                                           ===============           ================

NOTE: The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.


                                    Page - 3

                                      O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                September 30,
                                                             ---------------------------    --------------------------
                                                                   2000          1999          2000            1999
                                                             -------------- ------------    ------------- ------------
                                                                       (In thousands, except per share data)

Product sales                                                   $   251,413   $  208,401      $   673,530   $  570,912

Cost of goods sold, including warehouse and distribution expenses   145,550      120,400          385,700      330,130
Operating, selling, general and administrative expenses              77,058       65,770          214,822      182,679
                                                                ------------  -----------     ------------  -----------
                                                                    222,608      186,170          600,522      512,809
                                                                ------------  -----------     ------------  -----------

Operating income                                                     28,805       22,231           73,008       58,103
Other expense, net                                                   (2,076)        (564)          (4,530)      (3,417)
                                                                ------------  -----------     ------------  -----------

Income before income taxes                                           26,729       21,667           68,478       54,686

Provision for income taxes                                           10,157        8,255           25,986       20,901
                                                                ------------  -----------     ------------  -----------

Net income                                                      $    16,572   $   13,412      $    42,492   $   33,785
                                                                ============  ===========     ============  ===========

Basic income per share data:
Net income per common share                                     $      0.32   $     0.26      $      0.83   $     0.70
                                                                ============  ===========     ============  ===========
Weighted average common shares outstanding                           51,301       50,692           51,085       47,974
                                                                ============  ===========     ============  ===========

Income per common share-assuming dilution:
Net income per common share-assuming dilution                   $      0.32   $     0.26      $      0.82   $     0.69
Adjusted weighted average common shares outstanding                  51,856       51,178           51,551       48,686
                                                                ============  ===========     ============  ===========

See notes to condensed consolidated financial statements.


                                    Page - 4

                                    O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                 ----------------------------------------------
                                                                            2000                     1999
                                                                 ---------------------       ------------------
                                                                                   (In thousands)

Net cash provided by operating activities                          $           17,379          $        33,483
                                                                   -------------------         ----------------
Investing activities:
     Purchases of property and equipment                                      (64,529)                 (54,138)
     Proceeds from sale of property and equipment                               1,066                    6,775
     Payments received on notes receivable                                        442                    1,061
     Advances made on notes receivable                                             --                      (70)
     Other                                                                       (750)                      --
                                                                   -------------------         ----------------

Net cash used in investing activities                                         (63,771)                 (46,372)
                                                                   -------------------         ----------------

Financing activities:
     Borrowings on notes payable to banks                                       7,130                    5,000
     Payments on notes payable to banks                                        (7,130)                  (5,000)
     Proceeds from issuance of long-term debt                                 377,488                   84,013
     Payments on long-term debt                                              (331,747)                (201,976)
     Net proceeds from secondary offering                                          --                  124,890
     Net proceeds from issuance of common stock                                 3,129                    6,963
                                                                   -------------------         ----------------

Net cash provided by financing activities                                      48,870                   13,890
                                                                   -------------------         ----------------

Net increase in cash                                                            2,478                    1,001
Cash at beginning of period                                                     9,791                    1,728
                                                                   -------------------         ----------------

Cash at end of period                                              $           12,269          $         2,729
                                                                   ===================         ================

See notes to condensed consolidated financial statements.


                                    Page - 5

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2000


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  Restatement

All share and per share information included in the financial statements as of September 30, 1999, and the three and nine months then ended has been restated to reflect the retroactive effect of the two-for-one stock split effected on November 30, 1999.


                                    Page - 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Unless otherwise indicated, "we," "us," "our" and similar terms, as well as references to the "Company" or "O'Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.

Results of Operations

Product sales for the third quarter of 2000 increased by $43.0 million, or 20.6%, over product sales for the third quarter of 1999. Product sales for the first nine months of 2000 increased by $102.6 million, or 18.0% over product sales for the first nine months of 1999. These increases are primarily due to the opening of 24 and 79 net, new stores during the third quarter and first nine months of 2000, respectively. Additionally, comparable store product sales for stores open at least one year increased 6.22% and 4.80% for the third quarter and first nine months of 2000, respectively. At September 30, 2000, a total of 650 stores were in operation compared to 541 stores at September 30, 1999.

Gross profit increased 20.3% to $105.9 million (or 42.1% of product sales) in the third quarter of 2000 compared to $88.0 million (or 42.2% of product sales) in the third quarter of 1999. Gross profit for the first nine months of 2000 increased 19.5% to $287.8 million (or 42.7% of product sales) compared to $240.8 million (or 42.2% of product sales) in 1999. These increases in gross profit dollars are primarily due to the opening of new stores and the related increase in product sales.

Operating, selling, general and administrative expenses ("OSG&A expenses") for the third quarter of 2000 increased 17.1% to $77.1 million (or 30.6% of product sales) compared to $65.8 million (or 31.6% of product sales) in the third quarter of 1999. OSG&A expenses for the first nine months of 2000 increased 17.6% to $214.8 million (or 31.9% of product sales) compared to $182.7 million (or 32.0% of product sales) in the first nine months of 1999. The dollar amount increase in OSG&A expenses for both the three and nine months ended September 30, 2000, is primarily due to the addition of team members and resources to support the increased level of our operations. The decrease in OSG&A as a percent of product sales for the third quarter is primarily due to the company improving its operating efficiency through expense control.

Other expense, net increased $1.5 or 268.1% and $1.1 million or 32.6% for the three and nine month periods ended September 30, 2000, respectively. The increase in other expense for the three and nine month periods ended September 30, 2000, is primarily due to increased interest expense as a result of additional borrowings under our long-term credit facility.

Estimated provision for income taxes increased $1.9 million and $5.1 million for the three and nine month periods ended September 30, 2000, respectively, consistent with the overall growth in the Company's earnings. The estimated provision for income taxes resulted in an effective income tax rate of 38.0% and 37.9% for the three and nine month periods ended September 30, 2000, respectively compared to 38.1% and 38.2% for the same periods in 1999.

Net income increased $3.2 million or 23.6% and $8.7 million or 25.8% for the three and nine month periods ended September 30, 2000, respectively. As a percent of product sales net income increased to 6.6% and 6.3% for the three and nine months ended September 30, 2000, respectively compared to 6.4% and 5.9% for the same periods in 1999. Growth in net income for both the three and nine month periods ended September 30, 2000, is primarily due to the increases in product sales and other factors noted above.

Liquidity and Capital Resources

Net cash of $17.4 million was provided by operating activities for the first nine months of 2000 as compared to $33.5 million of cash provided by operating activities for the first nine months of 1999. This decrease was primarily due to increased accounts receivable and increased inventory. The increases in accounts receivable and inventory are the result of the addition of new stores and increased sales levels in existing stores. Inventory installed at the new distribution center in Dallas, TX (opening in the fourth quarter 2000) also contributed to the increase in inventory.

Net cash used in investing activities for the first nine months ended September 30, 2000, increased from $46.4 million in 1999 to $63.8 million in 2000. The increase is primarily due to the addition of new stores and a distribution center in Dallas, Texas.


                                    Page - 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

Cash provided by financing activities for the first nine months ended September 30, 2000, increased from $13.9 million in 1999 to $48.9 million in 2000. The increase is primarily related to the issuance of long-term debt under the Company's credit facility.

In September 2000, the Company solicited bids from unaffiliated parties on a proposed $50.0 million sale/leaseback whereby the Company would sell and subsequently lease back approximately 90 of its current properties. The sale/leaseback is expected to close in the fourth quarter of 2000. Additionally, the Company has planned to execute a $50.0 million synthetic lease facility during the first half of 2001. The net proceeds from the sale/leaseback will be used to pay down existing borrowings under the Company's credit facility. The synthetic lease facility will be used to fund a portion the Company's continued growth.

For the first nine months of 2000, 79 net, new stores were opened. The Company plans to open an additional 21 stores during the fourth quarter of 2000 and 120 new stores in 2001. Additionally, two new distribution centers will be operational during the fourth quarter of 2000. The funds required for such planned expansions will be provided by operating activities, short-term investments, existing bank credit facilities and the sale/leaseback and synthetic lease transactions noted above.

Management believes it has adequate internal and external resources available to finance its ongoing operating requirements, including capital expenditures and business development. These resources include but are not limited to cash expected to be generated from operating activities, existing bank credit facilities, trade credit and the sale/leaseback and synthetic lease transactions noted above.

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

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings by the Company on Form 10-K and Form 8-K and future oral and written statements by the Company and its management may include, certain forward-looking statements. These statements discuss, among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are subject to risks, uncertainties and assumptions including, but not limited to competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees and the weather. Actual results may differ materially from anticipated results described in these forward-looking statements. Certain risks are discussed in Exhibit 99.1 hereto and in the Risk Factors sections of the Company's annual report on Form 10-K for the year ended December 31, 1999.


                                    Page - 8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk through derivative financial instruments and other financial instruments is not material.


PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In April 2000, the Company announced the signing of a definitive agreement to purchase certain assets of KarPro Auto Parts ("KarPro") for approximately $14.0 million in cash. The transaction, which closed on October 2, 2000, will add nine net, new stores and a distribution center in Arkansas. Under the terms of the agreement, the Company purchased inventory, furniture and fixtures and certain other assets. The Company did not assume any liabilities of KarPro.

In August 2000, the Company announced the formation of Internet Autoparts, Inc. ("IAP"), a new Internet company that will provide a Web-based catalog program and sell automotive aftermarket parts. IAP is primarily owned by General Parts, Inc., O'Reilly and Middle Atlantic Warehouse Distributor, Inc.; by CCI/Triad, a provider of technology solutions in our industry; and by Hicks, Muse, Tate & Furst Incorporated, a private investment firm. IAP's primary focus is to create a business-to-business Internet service from the professional installer to local auto parts stores and warehouses.

On October 24, 2000, the Company announced the signing of a definitive agreement to purchase certain assets of Rankin Automotive Group, Inc. (Nasdaq: RAVE) for approximately $1.3 million in cash. The transaction, which is expected to close November 30, 2000, will add four new stores located in southeast Louisiana. The Company will not assume any liabilities of Rankin.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:  See Exhibit Index on page 11 hereof.

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.


                                    Page - 9

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            O'REILLY AUTOMOTIVE, INC.

November 13, 2000                /s/  David E. O'Reilly
--------------------             -----------------------------------------------
Date                             David E. O'Reilly, Chief Executive Officer


November 13, 2000                /s/  James R. Batten
--------------------             -----------------------------------------------
Date                             James R. Batten, Vice-President of Finance and
                                    Chief Financial Officer


                                   Page - 10

                                  EXHIBIT INDEX


Number                    Description                                       Page
------                    -----------                                       ----

 27.1              Financial Data Schedule                                    12
 99.1              Certain Risk Factors, filed herewith.                      13
                                   Page - 11