Form 10-K
period 2000-12-31
O REILLY AUTOMOTIVE INC
filed 2001-03-30
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At February 28, 2001, an aggregate of 51,618,936 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $977,533,600 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

                       DOCUMENTS INCORPORATED BY REFERENCE

As provided below, portions of the registrant's documents specified below are incorporated here by reference:

                 Document                                   Part-Form 10-K
--------------------------------------------          --------------------------
--------------------------------------------          --------------------------

Portions of the Annual Shareholders' Report for the Year
Ended December 31, 2000                                          Parts II and IV

Proxy Statement for 2001 Annual Meeting of Shareholders
(to be filed pursuant to Regulation 14A within 120 days of the end of registrant's most recently completed fiscal year) Parts I and III

Forward Looking Information

The information contained in this Form 10-K includes statements regarding matters which are not historical facts (including statements as to O'Reilly Automotive, Inc.'s plans, beliefs or expectations) which are forward-looking statements within the meaning of the federal securities laws. Because such forward-looking statements involve certain risks and uncertainties, our actual results and the timing of certain events could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed in the Sections captioned "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (incorporated here by reference) and the "Risk Factors" discussed below. Unless otherwise indicated, "we", "us", "our", and similar terms, as well as references to the "Company" and "O'Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.


                                     PART I

Item 1.  Business

      O'Reilly Automotive, Inc. is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself ("DIY") customers and professional installers. At December 31, 2000, we operated 672 stores in Texas, Missouri, Oklahoma, Kansas, Iowa, Arkansas, Louisiana, Nebraska and Illinois. Our stores carry an extensive product line consisting of:

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

      See "Risk Factors" beginning on page 11 for a description of certain risks relevant to our business. These risk factors include, among others, risks related to competition in the automotive aftermarket business, our growth strategy, our acquisition strategy, our sensitivity to regional economic and weather conditions, our dependence upon key and other personnel and the significant voting control held by our principal shareholders.

Competitive Advantages

      Proven Ability to Execute Dual Market Strategy. We have an established track record of serving both do-it-yourself ("DIY") customers and professional installers. We believe our ability to execute a dual market strategy is a competitive advantage, which enables us to:

o       target a larger base of consumers of automotive aftermarket parts;
o       capitalize on our existing retail and distribution infrastructure;
o profitably operate both in large markets and less densely populated geo-graphic areas which typically attract fewer competitors; and
o enhance service levels offered to our DIY customers by offering a broad selection of stock keeping units ("SKUs") and extensive product knowledge required by professional installers.

      We have been committed to a dual market strategy for over 20 years and from the mid-1980's through 1997 derived approximately 50% of our product sales from our DIY customers and approximately 50% from our professional installer customers. Prior to our acquisition of Hi-Lo Automotive, Inc. ("Hi/LO"), Hi/Lo derived approximately 65% of its sales from DIY customers and approximately 35% from professional installers. For 2000, we derived approximately 57% of our product sales from our DIY customers and approximately 43% from our professional installer customers. As a result of our historical success in executing our dual market strategy and our over 106 full-time sales representatives dedicated solely to calling upon and selling to the professional installer, we believe we will increase the former Hi/LO stores' sales to professional installers and have a competitive advantage over our retail competitors who have only recently entered and begun focusing on the professional installer market.

      Superior Customer Service. We seek to attract new DIY and professional installer customers and to retain existing customers by offering superior customer service, the key elements of which include:

o superior in-store service through highly-motivated, technically pro-ficient store personnel ("Professional Parts People") using advanced point-of-sale systems;
o an extensive selection of products; o attractive stores in conve-nient locations; and
o       competitive  pricing,  with  a  low  price guarantee.

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

      Strategic Distribution Systems. We believe that the geographic concentration of our store network in nine contiguous states (Missouri, Iowa, Nebraska, Kansas, Oklahoma, Texas, Louisiana, Arkansas and Illinois) and the strategic locations of our seven distribution centers enable us to maintain optimum inventory levels throughout our store network. In addition, our inventory management and distribution systems electronically link each of our stores to a distribution center, providing for efficient inventory control and management. Our distribution system provides each of our stores with same day or overnight access to over 100,000 SKUs, many of which are hard to find items not typically stocked by other parts retailers. We believe the availability of a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

      Experienced Management Team. Our management team has a demonstrated ability to successfully execute our business plan, including the identification and integration of strategic acquisitions. We have experienced eight consecutive years of record revenues and earnings growth. We have a strong senior management team comprised of 40 professionals who average 19 years of experience with O'Reilly. In addition, our 70 district managers average over 10 years of experience with us.

Growth and Expansion Strategies

      Aggressively Open New Stores. We intend to continue to aggressively open new stores in order to achieve greater penetration in existing markets and to expand into new, contiguous markets. We plan to open approximately 120 stores in 2001 and approximately 145 stores in 2002. All of the sites for our proposed 2001 store openings and a majority of the sites for our proposed 2002 store openings have been identified. In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in areas such as management, advertising and distribution.

     Until 1986, our expansion was targeted to markets with populations of less than 100,000. We entered into a more densely populated market in August 1986 with the opening of the first of 29 stores in the greater Kansas City, Missouri, market area. Of the 101 net new stores opened in 2000, 63 are located in Texas, 13 are located in Iowa, 3 in Nebraska, 8 in Louisiana, 10 in Arkansas, and 4 in Oklahoma. While we have faced, and expect to continue to face, more aggressive competition in the more densely populated markets, we believe that we have competed effectively, and that we are well positioned to continue to compete effectively, in such markets and achieve our goal of continued sales and profit growth within these markets. We also believe that because of our dual market strategy, we are better able to operate stores in less densely populated areas within our regional market which would not otherwise support a national or regional chain store selling to one portion of the market or the other. Consequently, we expect to continue to open new stores in less densely populated market areas.

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

         We purchase automotive products from approximately 400 vendors, the five largest of which accounted for approximately 24% of our total purchases in 2000. Our largest vendor in 2000 accounted for approximately 5% of our total purchases and the next four largest vendors each accounted for 4-5% of such purchases. We have no long-term contractual purchase commitments with any of our vendors, nor have we experienced difficulty in obtaining satisfactory alternative sources of supply for automotive parts. We believe that alternative supply sources exist at substantially similar costs, for substantially all automotive products that we sell. It is our policy to take advantage of early payment and seasonal purchasing discounts offered by our vendors, and to utilize extended dating terms available from vendors due to volume purchasing. We consider our relationships with our suppliers to be good.

Store Network

      Store Locations. As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and less densely populated areas which would not otherwise support a national or regional chain selling to just one portion of the automotive aftermarket. The following table sets forth the geographic distribution of our stores:

      State                        Number
                                 of Stores
Texas                               271
Missouri                            116
Oklahoma                             95
Kansas                               51
Iowa                                 55
Louisiana                            30
Arkansas                             31
Nebraska                             22
Illinois                              1
                                   ----
Total                               672
                                   ====

      Our stores on average carry approximately 23,000 SKUs and average approximately 6,700 total square feet in size. Our stores are served primarily by the nearest distribution center, but also have access to the broader selection of inventory available at one of our 43 Master Inventory Stores, which on average carry approximately 37,000 SKUs and average approximately 8,700 square feet in size. Master Inventory Stores, in addition to serving DIY and professional installer customers in their markets, also provides our other stores within their area access to a greater selection of SKUs on a same day basis.

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

Distribution System

      The following table sets forth the distribution centers we currently operate:

                                                                    Number of
Location                            Square Footage                Stores Served
Houston, TX                             424,825                         207
Springfield, MO                         253,500                         115
Oklahoma City, OK                       257,700                         112
Dallas, TX                              316,521                          94
Des Moines, IA                          148,395                          78
Kansas City, MO                         128,064                          66
Little Rock, AR                          89,852                           -

      In addition, adjacent to the Springfield, Missouri, distribution center, we operate a 36,000 square foot bulk merchandise warehouse used for the distribution of bulk products such as motor oil, antifreeze, batteries, lubricants and other fast moving bulk products, and an 18,000 square foot returned goods processing facility. We also operate a 22,500 square foot bulk warehouse in McAllen, Texas, that serves the surrounding distribution centers with bulk motor oil.

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

      We believe that our distribution system assists us in lowering our inventory-carrying costs, improving our store in-stock positions, and controlling and managing our inventory. Moreover, we believe that our expanding network of distribution centers allows us to more efficiently service existing stores, as well as new stores planned for opening in contiguous market areas. Our distribution center expansion strategy also complements our new store opening strategy by supporting newly established clusters of stores located in the regions surrounding each distribution center. As part of our continuing efforts to enhance our distribution network, in 2001 we plan to:

o initiate full utilization of the Little Rock and Dallas distribution centers to be served by all stores in those surrounding areas
o implement improvement plans to increase inventory turnover in all dis-tribution centers
o finalize implementation of a new warehouse management system in the Des Moines and Oklahoma City distribution centers, which will enhance the efficiency of our distribution network.


Marketing

      Marketing to the DIY Customer. We aggressively promote sales to DIY customers through an extensive advertising program, which includes direct mail and newspaper, radio and television advertising in selected markets. We believe that our advertising and promotional activities have resulted in significant name recognition in each of our market areas. Newspaper and radio advertisements are generally directed towards specific product and price promotions, frequently in connection with specific sale events and promotions. To promote sales to car enthusiasts, who we believe on an individual basis spend more on automotive products than the public generally, we sponsor seven nationally televised races and over 50 motorsports races and car shows at over 65 racetracks in nine states, including the NASCAR All-Star Dirt Series, the O'Reilly Chili Bowl, the World of Outlaws Series, the NASCAR Craftsmen Truck Series, as well as three National Hotrod Racing Association races in Houston and Dallas. We have found that the more progressive marketing concepts utilized in the DIY portion of our business can also be applied to increase sales to our professional installer customers.

      Marketing to the Professional Installer. We have over 106 full-time O'Reilly sales representatives strategically located in the more densely populated market areas that we serve, and each is dedicated solely to calling upon and selling to the professional installer. Our First Call program, which is our commitment to the professional customer, includes a dedicated sales force, sales and promotions directed to the professional installer and overnight delivery service. Moreover, each district manager and store manager throughout our store network calls upon existing and potential new professional installer customers on a regular basis. Our First Call marketing strategy, with respect to professional installers, emphasizes our ability to offer:

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

      Marketing to the Independently Owned Parts Store. Along with the operation of the distribution centers and the distribution of automotive products to the O'Reilly stores, Ozark Automotive Distributors, Inc. ("Ozark") also sells automotive products to independently owned parts stores whose retail stores are generally located in areas not serviced by an O'Reilly store. We generally do not compete with any independently owned parts store to which we sell automotive products, but have, on occasion, acquired the business assets of an independently owned parts store supplied by Ozark. Ozark operates its own separate marketing program to independently owned parts stores through a staff of three.

      Of the approximately 62 independently owned parts stores currently purchasing Automotive Products from Ozark, 60 participate in the Auto Value(R) program through Ozark. As a participant in this program, an independently owned parts store which meets certain minimum financial and operational standards is permitted to indicate its Auto Value(R) membership through the display of the Auto Value(R) logo, which is owned by The Alliance, Inc. (formerly known as Auto Value Associates, Inc.), a non-profit buying group consisting of 67 members as of December 31, 2000, including O'Reilly, engaged in the distribution or sale of automotive products. Additionally, we provide advertising and promotional assistance to Auto Value(R) stores purchasing Automotive Products from Ozark, as well as marketing and sales support. In return for a commitment to purchase Automotive Products from Ozark, we offer assistance to an Auto Value(R) independently owned parts store by providing loan guarantees and financing secured by inventory, furniture and fixtures, making available computer software for inventory control and performing certain accounting and bookkeeping functions.

Management Structure

      Each of our stores is staffed with a store manager and an assistant manager, in addition to the parts specialists and support staff required to meet the specific needs of each store. Each of our 70 district managers has general supervisory responsibility for an average of 10 stores within such manager's district.

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

      Most of our current senior management, district managers and store managers were promoted to their positions from within the Company. Our senior management team averages 19 years of experience with the Company and district managers have an average length of service with the Company of over 10 years.


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


Team Members

      As of December 31, 2000, we had 8,937 full-time team members and 1,871 part-time team members, of whom 8,125 were employed at our stores, 1,914 were employed at our distribution centers and 769 were employed at our corporate and administrative headquarters. Our team members are not subject to a collective bargaining agreement. We consider our relations with our team members to be excellent, and strive to promote good relations with our team members through various programs designed for such purposes.


Servicemarks and Trademarks

      We have registered the servicemarks O'Reilly Automotive(R), O'Reilly Auto Parts(R), and Parts Payoff(R) and the trademarks SuperStart(R), BrakeBest(R), Omnispark(R), First Call(R), Ultima(R), and Master Pro(R). Further, we are licensed to use the registered trademarks and servicemarks Auto Value(R) and Parts Master(R) owned by The Alliance (formerly Auto Value Associates) in connection with our marketing program. We believe that our business is not otherwise dependent upon any patent, trademark, servicemark or copyright.


Regulations

      Although subject to various laws and governmental regulations relating to our business, including those related to the environment, we do not believe that compliance with such laws and regulations has a material adverse effect on our operations. Further, we are unaware of any failure to comply with any such laws and regulations that could have a material adverse effect on our operations. We can not give any assurance, however, that we will not incur significant expenses in the future in order to comply with any such law or regulation.

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

We Cannot Assure Future Growth

      We believe that our ability to open additional stores at an accelerated rate will be a significant factor in achieving our growth objectives for the future. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2001 and beyond will be achieved. For a discussion of our growth strategies, see the "Business--Growth and Expansion Strategies" section of Item 1 of this Form 10-K.

Acquisitions May Not Lead to Expected Growth

      We acquired certain assets of Gateway Auto Supply in April 2000, KarPro Auto Parts in October 2000, and Rankin Automotive Group in November 2000. We expect to continue to make acquisitions as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth to differ from our expectations. For example: (1) we may not be able to continue to identify suitable acquisition candidates or to acquire additional companies at favorable prices or on other favorable terms; (2) our management's attention may be distracted; (3) we may fail to retain key acquired personnel; (4) we may assume unanticipated legal liabilities and other problems; and (5) we may not be able to successfully integrate the operations (accounting and billing functions, for example) of businesses we acquire to realize economic, operational and other benefits.

Sensitivity to Regional Economic and Weather Conditions

      All of our stores are located in the Central and Southern United States. In particular, approximately 40% of our stores are located in Texas. Therefore, our business is sensitive to the economic and weather conditions of these regions. Unusually severe or inclement weather tends to reduce sales, particularly to DIY customers.

Dependence Upon Key and Other Personnel

      Our success has been largely dependent on the efforts of certain key personnel, including David E. O'Reilly, Lawrence P. O'Reilly, Charles H. O'Reilly, Jr., Rosalie O'Reilly Wooten, Ted F. Wise and Greg L. Henslee. Our business and results of operations could be materially adversely affected by the loss of the services of one or more of these individuals. Additionally, our successful implementation and management of our growth and expansion strategies will depend on our ability to continue to attract and retain qualified personnel. We cannot be sure that we will be able to continue to attract such personnel. For a further discussion of our management and personnel, see the "Business" section of Item 1 and Item 4a of this Form 10-K and our Proxy Statement on Schedule 14A for the 2001 Annual Meeting of Shareholders, a portion of which is incorporated herein.

Significant Voting Control is held by the O'Reilly Family

      As of the date of this Form 10-K the O'Reilly family beneficially owns approximately 19.2% of the outstanding shares of our common stock. As a result, the O'Reilly family acting together will continue to be able to exercise significant voting control over the Company, including the election of our directors and on any other matter being voted on by our shareholders, including any merger, sale of assets or other change in control.

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

Item 2.  Properties

      The  following   table   provides   certain   information   regarding  our
administrative offices and distribution centers and offices as of December 31, 2000:

                                                                                Square
       Location                             Principal Uses(s)                   Footage     Interest
Springfield, MO            Distribution Center and Corporate Offices            274,920     Owned
Springfield, MO            Corporate Offices, Training and Technical Center      35,580     Leased (a)
Springfield, MO            Corporate Offices                                     32,060     Leased (b)
Kansas City, MO            Distribution Center and Offices                      130,654     Owned
Oklahoma City, OK          Distribution Center and Offices                      263,640     Owned
Des Moines, IA             Distribution Center and Offices                      156,720     Owned
Houston, TX                Distribution Center and Offices                      446,105     Owned
Dallas, TX                 Distribution Center and Offices                      338,140     Owned
Little Rock, AR            Distribution Center and Offices                       97,052     Leased (c)
----------

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

(c) Occupied under the terms of a lease with an unaffiliated party expiring September 30, 2005, subject to renewal for three five-year terms at our option.

      Of the 672 stores that we operated at December 31, 2000, 225 stores were owned, 385 stores were leased from unaffiliated parties and 62 stores were leased from one of two real estate investment partnerships and a limited liability corporation formed by the O'Reilly family. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses, and an original term of 10 years, subject to one or more renewals at our option. The original terms of 27 stores leased from unaffiliated parties expire prior to the end of 2001. We have entered into separate master lease agreements with each of the affiliated real estate investment partnerships for the occupancy of the stores covered thereby. Such master lease agreements expired on December 31, 1998, and were renewed through December 31, 2004. We believe that the lease agreements with the affiliated real estate investment partnerships are on terms comparable to those obtainable from third parties.

      We believe that our present facilities are in good condition, are adequately insured and together with those under construction, are suitable and adequate for the conduct of our current operations.

Item 3.  Legal Proceedings

      We are currently involved in a lawsuit as a result of a complaint filed against Hi/LO in May 1997. The plaintiff in this lawsuit sought to certify a class action on behalf of persons or entities in the States of Texas, Louisiana and California that have purchased a battery from Hi/LO since May 1990. The complaint alleges that Hi/LO offered and sold "old," "used" and "out of warranty" batteries as if the batteries were new, resulting in claims for violations of deceptive trade practices, breach of contract, negligence, fraud, negligent misrepresentation and breach of warranty. The plaintiff is seeking, on behalf of the class, an unspecified amount of compensatory and punitive damages, as well as attorneys' fees and pre- and post-judgment interest. On July 27, 1998, the Trial Court certified this class. We appealed the decision to certify the class in the Court of Appeals for the Ninth District of Texas. On February 25, 1999, the Court of Appeals issued an opinion affirming the Trial Court's decision to certify the class. At that time, we appealed the opinion by seeking a mandamus from the Supreme Court of Texas. On April 6, 1999, the Supreme Court of Texas asked the plaintiff to file a response, which was filed on April 14, 1999. On May 3, 1999, we filed a reply to that response. On June 6, 2000, the Supreme Court of Texas denied the appeal for a mandamus. On January 15, 2001, we reached a favorable verbal settlement with the plaintiffs' counsel. The settlement documents are currently being prepared and will be subject to the approval of the Trial Court. We believe that this lawsuit will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

      In addition, we and our subsidiaries are involved in various other legal proceedings incidental to the conduct of our business. Although we cannot ascertain the amount of liability that we may incur from any of these matters, we do not currently believe that, in the aggregate, they will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.  Submission Of Matters To A Vote Of Security Holders

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2000.

Item 4a. Executive Officers of the Company

      The following paragraphs discuss information about executive officers of the Company who are not also directors:

      Ted F. Wise, age 50, Co-President, has been an O'Reilly team member for 30 of his 50 years. He began his O'Reilly career in sales in 1970, was promoted to store manager in 1973, and became the Company's first district manager in 1977. He continued his progression through the ranks as Operations Manager, Vice President, Senior Vice President focusing on Operations and Sales, and Executive Vice President. In July 1999, he was promoted to President of Sales, Operations and Real Estate.

       Greg L. Henslee, age 40, Co-President, has been with the O'Reilly organization for 15 years. His O'Reilly career started as a Parts Specialist, and during his first five years served in several positions in retail store operations, including District Manager. From there he advanced to Computer Operations Manager, and over the past ten years, he has served as Director of Computer Operations/Loss Prevention, Vice President of Store Operations and as Senior Vice President. He has been in his current position as President of Merchandise, Distribution, Information Systems and Loss Prevention since July 1999.

      James R. Batten, CPA, age 38, has served as Chief Financial Officer and Treasurer since March 1994 and, in addition, as Vice-President of Finance since October 1997. Mr. Batten served as our Finance Manager from January 1993 until being elected to his current position. From September 1986 until joining us in January 1993, Mr. Batten was employed by the accounting firm of Whitlock, Selim & Keehn.


                                     PART II

Item 5.  Market For Registrant's Common Equity And Related Shareholder Matters

Common Stock Market Prices and Dividends on page 36 of the Annual Shareholders' Report for the year ended December 31, 2000, under the captions, "Market Prices and Dividend Information" and "Number of Shareholders," are incorporated herein by reference.

Item 6.  Selected Financial Data

Selected Financial Data on pages 13 and 14 of the Annual Shareholders' Report for the year ended December 31, 2000, under the caption "Selected Consolidated Financial Data," is incorporated herein by reference.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 19 of the Annual Shareholders' Report for the year ended December 31, 2000, under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is incorporated herein by reference.

Item 7(A).  Quantitative And Qualitative Disclosures About Market Risk

The Company's level of exposure to market risk through derivative financial instruments and other financial instruments is not material.

Item 8.  Financial Statements And Supplementary Data

The Company's consolidated financial statements, the notes thereto and the report of Ernst & Young LLP, independent auditors, on pages 20 through 33 of the Annual Shareholders' Report for the year ended December 31, 2000, under the captions, "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors," are incorporated herein by this reference.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

                                    PART III

Item 10. Directors And Executive Officers Of The Registrant

The information regarding the directors of the Company contained in the Company's Proxy Statement on Schedule 14A for the 2001 Annual Meeting of Shareholders ("the Proxy Statement") under the caption "Election of Class I Directors" is incorporated here by this reference. The Proxy Statement is being filed with the Securities and Exchange Commission within 120 days of the end of the Company's most recent fiscal year end. The information regarding executive officers called for by item 401 of Regulation S-K is included in Part I as Item 4A, in accordance with General Instruction G(3) to Form 10-K, for the executive officers of the Company who are not also directors.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included in the Company's Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" is incorporated here by this reference.

Item 11. Executive Compensation

The material in the Proxy Statement under the caption "Executive Compensation" other than the material under the caption "Report of the Compensation Committee" is incorporated here by this reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The material in the Proxy  Statement  under the caption  "Security  Ownership of
Management  and  Certain   Beneficial  Owners"  is  incorporated  here  by  this
reference.

Item 13. Certain Relationships And Related Transactions

The material in the Proxy Statement under the caption "Transactions with Insiders and Others" is incorporated here by this reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule And Reports On Form 8-K

(a) 1.  Financial Statements-O'Reilly Automotive, Inc. and Subsidiaries

     The following consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders' Report of the registrant for the year ended December 31, 2000, are incorporated here by this reference in Part II, Item 8:

     Consolidated Balance Sheets as of December 31, 2000 and 1999

     Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999, and 1998

     Consolidated Statements of Cash Flows for the years ended December 31,2000, 1999, and 1998

     Notes to Consolidated Financial Statements for the years ended December 31, 2000, 1999, and 1998

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

(b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

(c) Exhibits

     See Exhibit Index.

(d) Financial Statement Schedules


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES


----------------------------------------- ------------- ------------------------------ ---------------- -------------
                 Col. A                      Col. B                Col. C                  Col. D          Col. E
----------------------------------------- ------------- ------------------------------ ---------------- -------------
----------------------------------------- ------------- ------------------------------ ---------------- -------------
                                                                        Additions -
              Description                  Balance at    Additions -     Charged to     Deductions -     Balance at
                                           Beginning     Charged to        Other          Describe         End of
                                           of Period      Costs and      Accounts -                        Period
                                                         Expenses         Describe
----------------------------------------- ------------- -------------- --------------- ---------------- -------------
(Amounts in thousands)
Year ended December 31, 2000:
Deducted from asset account:
   Allowance for doubtful accounts             $  681        $1,235          $     0          $1,781(1)     $   135
   Inventory reserve                               53             0                0              53(3)           0

Year ended December 31, 1999:
Deducted from asset account:
   Allowance for doubtful accounts                613           961                0             893(1)         681
   Inventory reserve                              160             0                0             107(3)          53

Year ended December 31, 1998:
Deducted from asset account:
   Allowance for doubtful accounts                363           250            1,382           1,382(1)         613
    Inventory reserve                               0             0              160(2)            0            160

----------
(1)      Uncollectible accounts written off.
(2)      Reserves assumed upon acquisition of Hi/LO.
(3)      Inventory acquired from Hi/LO written off.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                O'REILLY AUTOMOTIVE, INC.
                                                       (Registrant)


                                                Date:  March 30, 2001
                                                By /s/ David E. O'Reilly
                                                   -----------------------------
                                                       David E. O'Reilly
                                                       Co-Chairman and
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                       Title                 Date


/s/David E. O'Reilly                   Director, Co-Chairman of   March 30, 2001
------------------------------------   the Board and Chief
David E. O'Reilly                      Executive Officer
                                       (principal executive officer)


/s/Lawrence P. O'Reilly                Director, Co-Chairman of   March 30, 2001
------------------------------------   Chief Operating Officer
Lawrence P. O'Reilly


/s/Charles H. O'Reilly, Jr,            Director and Vice-         March 30, 2001
------------------------------------   Chairman of the Board
Charles H. O'Reilly, Jr.


/s/Rosalie O'Reilly Wooten             Director and Executive     March 30, 2001
------------------------------------   Vice-President
Rosalie O'Reilly Wooten


/s/ Charles H. O'Reilly, Sr.           Director and               March 30, 2001
------------------------------------   Chairman Emeritus
Charles H. O'Reilly, Sr.


/s/Ted F. Wise                         Co-President               March 30, 2001
------------------------------------
Ted F. Wise


/s/Greg Henslee                        Co-President               March 30, 2001
------------------------------------
Greg Henslee


/s/James R. Batten                     Vice-President of          March 30, 2001
------------------------------------   Finance
James R. Batten                        Chief Financial Officer
                                       and Treasurer
                                       (principal financial officer)


/s/ Jay D. Burchfield                  Director                   March 30, 2001
------------------------------------
Jay D. Burchfield


/s/ Joe C. Greene                      Director                   March 30, 2001
------------------------------------
Joe C. Greene


/s/ Paul R. Lederer                    Director                   March 30, 2001
------------------------------------
Paul R. Lederer

                                  EXHIBIT INDEX
Exhibit
Number      Description

 2.1* Plan of Reorganization Among the Registrant, Greene County Realty Co.("Greene County Realty") and Certain Shareholders.

 2.2 Agreement and Plan of Merger, dated as of December 23, 1997, by and among O'Reilly Automotive, Inc., Shamrock Acquisition, Inc. and Hi/LO Automotive, Inc., filed as Exhibit (c)(1) to the Registrant's Tender Offer Statement on Schedule 14D-1 dated December 23, 1997, are incorporated here by this reference.

 3.1*       Restated Articles of Incorporation of the Registrant.

 3.2*       Amended and Restated Bylaws of the Registrant.

 3.3 Restated Articles of Incorporation of the Registrant, as Amended, filed as Exhibit 3.3 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30,1999, are incorporated here by this reference.

 4.1*       Form of Stock Certificate for Common Stock.

10.1*(a) Form of Employment Agreement between the Registrant and David E. O'Reilly, Lawrence P. O'Reilly, Charles H. O'Reilly, Jr. and Rosalie O'Reilly Wooten.

10.2*       Lease between the Registrant and O'Reilly Investment Company.

10.3*       Lease between the Registrant and O'Reilly Real Estate Company.

10.4(a) Form of Retirement Agreement between the Registrant and David E. O'Reilly, Lawrence P. O'Reilly, Charles H. O'Reilly, Jr. and Rosalie O'Reilly Wooten, filed as Exhibit 10.4 to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 1997, is incorporated here by this reference.

10.7(a)     O'Reilly  Automotive, Inc. Profit Sharing and Savings Plan, filed as
            Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, File No. 33-73892, is incorporated here by this reference.

10.8*(a)    O'Reilly Automotive, Inc. 1993 Stock Option Plan.

10.9*(a)    O'Reilly Automotive, Inc. Stock Purchase Plan.

10.10*(a)   O'Reilly Automotive, Inc. Director Stock Option Plan.

10.11* Commercial and Industrial Real Estate Sale Contract between Westing-house Electric Corporation and Registrant.

10.12* Form of Assignment, Assumption and Indemnification Agreement between Greene County Realty and Shamrock Properties, Inc.

10.13 Loan commitment and construction loan agreement between the Regi-strant and Deck Enterprises, filed as Exhibit 10.13 to the Regi-strant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 1993, are incorporated here by this reference.

10.14       Lease between the Registrant and  Deck Enterprises, filed as Exhibit
            10.14 to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 1993, is incorporated here by this reference.

10.15 Amended Employment Agreement between the Registrant and Charles H. O'Reilly, Jr., filed as Exhibit 10.17 to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 1996, is incorporated here by this reference.

10.16       O'Reilly  Automotive,  Inc.  Performance  Incentive  Plan,  filed as
            Exhibit 10.18 (a) to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 1996, is incorporated here by this reference.

10.17(a) Second Amendment to the O'Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated here by this reference.

10.18 Credit Agreement between the Registrant and NationsBank, N.A., dated October 16, 1997, filed as Exhibit 10.17 to the Registrant's Quar-terly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated here by this reference.

10.19 Credit Agreement between the Registrant and NationsBank, N.A., dated January 27, 1998, filed as Exhibit 10.20 to the Registrant's Quar-terly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated here by this reference.

10.20(a) Third Amendment to the O'Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.21 to the Registrant's Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998, is in-corporated here by this reference.

10.21(a) First Amendment to the O'Reilly Automotive, Inc. Directors' Stock Option Plan, filed as Exhibit 10.22 to the Registrant's Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998, is incorporated here by this reference.

10.22(a) O'Reilly Automotive, Inc. Deferred Compensation Plan, filed as Ex-hibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated here by this reference.

10.23 Trust Agreement between the Registrant's Deferred Compensation Plan and Bankers Trust, dated February 2, 1998, filed as Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated here by this reference.

13.1        Portions of the 2000 Annual Report to Shareholders, filed herewith.

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

                   O'Reilly Automotive, Inc. and Subsidiaries
        Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders

                                              Selected Consolidated Financial Data

Years ended December 31,           2000      1999      1998      1997      1996      1995      1994      1993      1992      1991
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

INCOME STATEMENT DATA:
Product sales                    $890,421  $754,122  $616,302  $316,399  $259,243  $201,492  $167,057  $137,164  $110,147  $ 94,937
Cost of goods sold, including
  warehouse and distribution
  expenses                        507,720   428,832   358,439   181,789   150,772   116,768    97,758    82,102    65,066    56,255
                                 ---------------------------------------------------------------------------------------------------
    Gross profit                  382,701   325,290   257,863   134,610   108,471    84,724    69,299    55,062    45,081    38,682
Operating, selling, general and
  administrative expenses         292,672   248,370   200,962    97,526    79,620    62,687    52,142    42,492    35,204    29,961
                                 ---------------------------------------------------------------------------------------------------
    Operating income               90,029    76,920    56,901    37,084    28,851    22,037    17,157    12,570     9,877     8,721
Other income (expense), net        (6,870)   (3,896)   (6,958)      472     1,182       236       376       216       204      (104)
Provision for income taxes         31,451    27,385    19,171    14,413    11,062     8,182     6,461     4,556     3,686     3,167
                                 ---------------------------------------------------------------------------------------------------
    Income from continuing
      operations before cumulative
      effects of changes in
      accounting principles        51,708    45,639    30,772    23,143    18,971    14,091    11,072     8,230     6,395     5,450
Cumulative effects of changes in
  accounting principles               -         -         -         -         -         -         -         -        (163)      -
                                 ---------------------------------------------------------------------------------------------------
    Income from continuing
      operations                   51,708    45,639    30,772    23,143    18,971    14,091    11,072     8,230     6,232     5,450
Income (loss) from discontinued
  operations                          -         -         -         -         -         -         -          48       129       (68)
                                 ---------------------------------------------------------------------------------------------------
    Net income                   $ 51,708  $ 45,639  $ 30,772  $ 23,143  $ 18,971  $ 14,091  $ 11,072  $  8,278  $  6,361  $  5,382
                                 ===================================================================================================

Basic Earnings Per Common Share:
Income per share from continuing
  operations before cumulative
  effects of changes in accounting
  principles                     $   1.01  $   0.94  $   0.72  $   0.55  $   0.45  $   0.40  $   0.32  $   0.25  $   0.22  $   0.19
                                 ---------------------------------------------------------------------------------------------------
Income per share from continuing
  operations                     $   1.01  $   0.94  $   0.72  $   0.55  $   0.45  $   0.40  $   0.32  $   0.25  $   0.21  $   0.19
Income per share from
  discontinued operations             -         -         -         -         -         -         -         -        0.01       -
                                 ---------------------------------------------------------------------------------------------------
    Net income per share         $   1.01  $   0.94  $   0.72  $   0.55  $   0.45  $   0.40  $   0.32  $   0.25  $   0.22  $   0.19
                                 ===================================================================================================
Weighted average common shares
  outstanding                      51,168    48,674    42,476    42,086    41,728    35,640    34,620    32,940    29,436    29,308
                                 ===================================================================================================


Earnings Per Common Share -
  Assuming Dilution:
Income per share from continuing
  operations before cumulative
  effects of changes in
  accounting principles          $   1.00  $   0.92  $   0.71  $   0.54  $   0.45  $   0.39  $   0.32  $   0.25  $   0.22  $   0.19
                                 ===================================================================================================
Income per share from
  continuing operations          $   1.00  $   0.92  $   0.71  $   0.54  $   0.45  $   0.39  $   0.32  $   0.25  $   0.21  $   0.19
Income per share from
  discontinued operations             -         -         -         -         -         -         -         -        0.01       -
                                 ---------------------------------------------------------------------------------------------------
    Net income per share         $   1.00  $   0.92  $   0.71  $   0.54  $   0.45  $   0.39  $   0.32  $   0.25  $   0.22  $   0.19
                                 ===================================================================================================

Weighted average common
  shares outstanding -
  adjusted(e)                      51,728    49,715    43,204    42,554    42,064    35,804    34,778    33,046    29,436    29,308
                                 ===================================================================================================

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                                        Selected Consolidated Financial Data (continued)

Years ended December 31,           2000      1999      1998      1997      1996      1995      1994      1993      1992      1991
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

SELECTED OPERATING DATA:
  Number of stores at
    year-end(a)                       672       571       491       259       219       188       165       145       127       116
  Total store square footage
    at year-end (in 000's)(b)       4,491     3,777     3,172     1,454     1,155       923       785       671       571       511
  Weighted-average product
    sales per store
    (in 000's)(b)                $  1,412  $  1,423  $  1,368  $  1,306  $  1,239  $  1,101  $  1,007  $    949  $    838  $    759
  Weighted-average product
    sales per square foot(b)(f)  $  212.6  $  216.5  $  238.0  $  235.8  $  242.2  $  227.3  $  215.4  $  208.7  $  187.2  $  174.4
  Percentage increase in same-
    store product sales open
    two full periods(c)               4.0%      9.6%      6.8%      6.8%     14.4%      8.9%      8.9%     14.9%     11.4%      9.2%
  Percentage increase in
    same-store product sales
     open one year(d)                 5.0%


BALANCE SHEET DATA:

  Working capital                $296,272  $249,351  $208,363  $ 93,763  $ 74,403  $ 80,471  $ 41,416  $ 41,193  $ 15,251  $ 13,434

  Total assets                    715,995   610,442   493,288   247,617   183,623   153,604    87,327    73,112    58,871    49,549

  Short-term debt                  49,121    19,358    13,691       130     3,154       231       311       495     3,462     1,298

  Long-term debt,
    less current portion           90,463    90,704   170,166    22,641       237       358       461       732     2,668     3,326

  Long-term debt related
    to discontinued
    operations, less current
    portion                           -         -         -         -         -         -         -         -       9,873    10,316

  Shareholders' equity            463,731   403,044   218,394   182,039   155,782   133,870    70,224    57,805    29,281    22,881

----------
(a) The number of stores at year-end 1991 and 1992 are net of the combinations in each such year of two stores located within one mile of each other. Two stores were closed during 1997, one was closed in 1998 and one was closed in 2000. No other stores were closed during the periods presented. Additionally, seven former Hi/LO stores located in California were sold in 1998.

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

(d) Beginning January 2000, same-store product sales data are calculated based on the change in product sales of stores open at least one year. Percentage increase in same-store product sales is calculated based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen and sales to employees.

(e) There was no additional dilution until 1993 when options were first granted.

(f) 1998 does not include stores acquired from Hi/LO. Consolidated weighted average product sales per square foot were $207.3.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

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

      Beginning in January 2000, we calculate same-store product sales based on the change in product sales for stores open at least one year. We also calculate same-store product sales based on the change in product sales of only those stores open during both full periods being compared. We calculate the percentage increase in both same-store product sales based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen and sales to employees.

      Cost of goods sold consists primarily of product costs and warehouse and distribution expenses. Cost of goods sold as a percentage of product sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

      Operating, selling, general and administrative expenses consist primarily of store payroll, store occupancy, advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate team members, administrative office occupancy expenses, data processing, professional expenses and other related expenses.


Results of Operations

      The following table sets forth certain income statement data as a percentage of product sales for the years indicated:

                                                                          Years ended December 31,
                                                                          --------------------------
                                                                      2000             1999            1998

Product sales.............................................            100.0%          100.0%         100.0%
Cost of goods sold, including warehouse and
       distribution expenses.............................              57.0            56.9           58.2
                                                         ---------------------------------------------------
Gross profit                                                           43.0            43.1           41.8
Operating, selling, general and administrative
     expenses............................................              32.9            32.9           32.6
                                                         --------------------------------------------------
Operating income.........................................              10.1            10.2            9.2
Other expense, net.......................................              (0.8)           (0.5)          (1.1)
                                                         --------------------------------------------------
Income before income taxes...............................               9.3             9.7            8.1
Provision for income taxes...............................               3.5             3.6            3.1
                                                         --------------------------------------------------
Net income...............................................               5.8%            6.1%           5.0%
                                                         ==================================================

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

2000 Compared to 1999

      Product sales increased $136.3 million, or 18.1% from $754.1 million in 1999 to $890.4 million in 2000, due to 101 net additional stores opened during 2000, and a $28.0 million, or 4.0% increase in same-store product sales for stores opened in both full periods. We believe that the increased product sales achieved by the existing stores are the result of our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, and continued improvement in the merchandising and store layouts of most stores. Also, our continued focus on serving professional installers contributed to increased sales.

      Gross profit increased 17.6% from $325.3 million (or 43.1% of product sales) in 1999 to $382.7 million (or 43.0% of product sales) in 2000.

      Operating, selling, general and administrative expenses increased $44.3 million from $248.4 million (or 32.9% of product sales) in 1999 to $292.7 million (or 32.9% of product sales) in 2000. The increase in these expenses in dollar amount was primarily attributable to increased salaries and benefits, rent and other costs associated with the addition of employees and facilities to support the increased level of our operations.

      Other expense, net, increased by $3.0 million from $3.9 million in 1999 to $6.9 million in 2000. The increase was primarily due to interest expense on increased borrowings under our credit facility.

      Provision for income taxes increased from $27.4 million in 1999 (37.5% effective tax rate) to $31.5 million in 2000 (37.8% effective tax rate). The increase in the dollar amount was primarily due to the increase of income before income taxes. The nominal increase in the effective tax rate was primarily due to changes in the apportionment of sales between states with differing tax rates.

      Principally as a result of the foregoing, net income in 2000 was $51.7 million (or 5.8% of product sales), an increase of $6.1 million (or 13.3%) from net income in 1999 of $45.6 million (or 6.1% of product sales).


1999 Compared to 1998

      Product sales increased $137.8 million, or 22.4% from $616.3 million in 1998 to $754.1 million in 1999, due to 80 net additional stores opened during 1999, and a $56.4 million, or 9.6% increase in same-store product sales. We believe that the increased product sales achieved by the existing stores are the result of our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, and continued improvement in the merchandising and store layouts of most stores. Also, our continued focus on serving professional installers contributed to increased sales.

      Gross profit increased 26.2% from $257.9 million (or 41.8% of product sales) in 1998 to $325.3 million (or 43.1% of product sales) in 1999. The increase in gross profit margin was primarily attributable to the continued improvements in our product acquisition programs and improved buying power due to the number of net new stores opened in 1999.

      Operating, selling, general and administrative expenses increased $47.4 million from $201.0 million (or 32.6% of product sales) in 1998 to $248.4 million (or 32.9% of product sales) in 1999. The increase in these expenses in dollar amount and as a percentage of sales primarily resulted from higher costs for employee medical and workers' compensation benefits, the continued conversion of Hi-Lo Automotive, Inc. ("Hi/LO") stores and distribution center, as well as the addition of employees and facilities to support the increased level of our operations.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

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

      Principally as a result of the foregoing, net income in 1999 was $45.6 million (or 6.1% of product sales), an increase of $14.9 million (or 48.3%) from net income in 1998 of $30.8 million (or 5.0% of product sales).


Liquidity and Capital Resources

      Net cash provided by operating activities was $5.8 million in 2000 and $29.7 million in 1999. Net cash used in operating activities was $19.1 million in 1998. The decrease in cash provided by operating activities in 2000 compared to 1999 is the result of an increase in inventory and to a lesser extent, increases in accounts receivable and amounts receivable from vendors, partially offset by increases in net income, accounts payable and accrued payroll. The increase in net cash provided by operating activities in 1999 compared to 1998 is the result of increases in net income, accrued payroll, other current liabilities and a larger tax benefit resulting from stock option exercises, offset by increases in amounts receivable from vendors and inventory.

      Net cash used in investing activities was $40.5 million in 2000, $77.8 million in 1999 and $100.8 million in 1998. The decrease in cash used in 2000 was primarily due to the sale of 90 properties for $52 million in a sale-leaseback transaction. The decrease in cash used in 1999 was due to the Hi/LO acquisition in 1998 and an increase in payments received on notes receivable, partially offset by increased purchases of property and equipment. The increase in cash used in 1998 was primarily due to the purchase of Hi/LO and increased capital expenditures.

      On December 29, 2000, we completed a sale-leaseback transaction. Under the terms of the transaction, we sold 90 properties, including land, buildings and improvements, for $52.3 million. The lease, which is being accounted for as an operating lease, provides for an initial lease term of 21 years and may be extended for one initial ten-year period and two additional successive periods of five years each. The resulting gain of $4.5 million has been deferred and is being amortized over the initial lease term. Net rent expense during the initial term will be approximately $5.5 million annually and is included in the table of future minimum annual rental commitments under non-cancelable operating leases. Proceeds from the transaction were used to reduce outstanding borrowings under our Revolving Credit Facility.

      Capital expenditures were $82.0 million in 2000, $86.0 million in 1999 and $57.7 million in 1998. These expenditures were primarily related to the opening of new stores, as well as the relocation or remodeling of existing stores. We opened 101, 80 and 50 net stores in 2000, 1999 and 1998, respectively. We remodeled or relocated 8 stores in both 2000 and in 1999, and 18 stores in 1998. Two new distribution centers were acquired; one in October 2000, located in Little Rock, Arkansas, and the other in December 1999, located in Dallas, Texas.

      On December 15, 2000, we entered into a $50 million Synthetic Operating Lease Facility ("Synthetic Facility" or "the Facility") with a group of financial institutions. Under the Facility, the Lessor acquires land to be developed for O'Reilly Auto Parts stores and funds our development thereof as the Construction Agent and Guarantor. We subsequently lease the property from the lessor for an initial term of five years with two additional successive renewal periods of five years each. The Facility provides for a residual value guarantee and purchase options on the properties. It also contains a provision for an event of default whereby the Lessor, among other things, may require us to purchase any or all of the properties. We plan to utilize the Facility to finance a portion of our planned store growth for 2001. Funding under the Facility at December 31, 2000, totaled $1.0 million.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

      Our continuing store expansion program requires significant capital expenditures and working capital principally for inventory requirements. The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, inventory and computer equipment) are estimated to average approximately $900,000 to $1.1 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site. Although the cost to acquire the business of an independently owned parts store varies, depending primarily upon the amount of inventory and the amount, if any, of real estate being acquired, we estimate that the average cost to acquire such a business and convert it to one of our stores is approximately $400,000. We plan to finance our expansion program through cash expected to be provided from operating activities and available borrowings under our existing credit facilities and the Synthetic facility.

      On November 4, 1999, the Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend to all shareholders of record as of November 15, 1999. The stock dividend was paid on November 30, 1999.

      In March 1999, we sold 7,002,000 shares of common stock through a secondary public offering. The net proceeds from that offering, which amounted to $124.6 million, were used to repay a portion of our outstanding indebtedness under our bank credit facilities and to fund our expansion.

      In order to fund the Hi/LO acquisition, our continuing store expansion program, and our working capital and general corporate needs, we replaced our lines of credit in January 1998 with an unsecured, five-year syndicated credit facility totaling $175 million. The facility was reduced to $165 million in 1999 and further reduced to $152.5 million in 2000. The facility is comprised of a $125 million revolving loan, a $5 million sublimit for the issuance of letters of credit and a $27.5 million term loan. This credit facility is guaranteed by our subsidiaries. At December 31, 2000, the effective interest rate on the revolving and term loan portions, which each mature on January 27, 2003, was 7.0% per annum. At December 31, 2000, $50.2 in borrowings was available under this credit facility.

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

      Our business is somewhat seasonal, primarily as a result of the impact of weather conditions on store sales. Store sales and profits have historically been higher in the second and third quarters (April through September) of each year than in the first and fourth quarters.

Quarterly Results

      The following table sets forth certain quarterly unaudited operating data for fiscal 2000 and 1999. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

      The unaudited operating data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included here.

                                                                                Fiscal 2000
                                                       ------------------------------------------------------------
                                                            First          Second         Third         Fourth
                                                           Quarter         Quarter       Quarter       Quarter
                                                                  (In thousands, except per share data)

Product sales......................................       $ 195,758        $ 226,359     $ 251,413    $ 216,891
Gross profit.......................................          84,712           97,261       105,863       94,865
Operating income...................................          19,486           24,793        28,805       16,945
Net income.........................................          11,567           14,359        16,572        9,210
Basic net income per common share..................            0.23             0.28          0.32         0.18
Net income per common share-assuming dilution......            0.23             0.28          0.32         0.18

                                                                                Fiscal 1999
                                                       ------------------------------------------------------------
                                                            First          Second         Third         Fourth
                                                           Quarter         Quarter       Quarter       Quarter
                                                                  (In thousands, except per share data)

Product sales......................................       $ 166,404        $ 196,107     $ 208,401    $ 183,210
Gross profit.......................................          70,957           81,823        88,001       84,509
Operating income...................................          16,241           19,630        22,231       18,818
Net income.........................................           8,603           11,769        13,412       11,855
Basic net income per common share..................            0.20             0.23          0.26         0.23
Net income per common share-assuming dilution......            0.20             0.23          0.26         0.23

New Accounting Standards

      In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. We do not anticipate that the adoption of SFAS No. 133 will have a significant effect on the financial position or the results of our operations.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                           Consolidated Balance Sheets

                                                            December 31,
                                                       2000             1999
                                                 -------------------------------
                                                          (In thousands)
Assets
Current assets:
    Cash                                              $   9,204        $   9,791
    Short-term investments                                  500              500
    Accounts receivable, less
      allowance for doubtful accounts
      of $135 in 2000 and $681 in 1999                   32,673           26,462
    Amounts receivable from vendors                      29,175           25,984
    Inventory                                           372,069          293,924
    Refundable income taxes                                  92            2,333
    Deferred income taxes                                 1,402            1,776
    Other current assets                                  4,089            3,583
                                                      --------------------------
              Total current assets                      449,204          364,353

Property and equipment, at cost:
    Land                                                 46,740           54,631
    Buildings                                           109,835          112,270
    Leasehold improvements                               34,750           25,841
    Furniture, fixtures and equipment                   106,068           80,569
    Vehicles                                             25,628           19,495
                                                      --------------------------
                                                        323,021          292,806
    Accumulated depreciation and amortization            76,167           56,289
                                                      --------------------------
              Net property and equipment                246,854          236,517
                                                      --------------------------
Notes receivable                                          2,836            3,501
Other assets                                             17,101            6,071
                                                      --------------------------
Total assets                                          $ 715,995        $ 610,442
                                                      ==========================

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                     Consolidated Balance Sheets (continued)


                                                            December 31,
                                                       2000             1999
                                                 -------------------------------
                                                          (In thousands)
Liabilities and shareholders' equity
Current liabilities:
    Notes payable to bank                             $  35,000        $   5,000
    Income taxes payable                                  1,011                -
    Accounts payable                                     68,947           64,885
    Accrued payroll                                       9,309            6,278
    Accrued benefits and withholdings                     9,360           10,382
    Other current liabilities                            15,184           14,099
    Current portion of long-term debt                    14,121           14,358
                                                      --------------------------
              Total current liabilities                 152,932          115,002

Long-term debt, less current portion                     90,463           90,704
Deferred income taxes                                     4,086            1,215
Other liabilities                                         4,783              477

Shareholders' equity:
  Preferred stock, $0.01 par value:
    Authorized shares--5,000,000
    Issued and outstanding shares -- none                     -                -
  Common stock, $0.01 par value:
    Authorized shares--90,000,000
    Issued and outstanding shares --
    51,544,879 in 2000 and
    50,799,353 in 1999                                      515              508
Additional paid-in capital                              230,600          221,628
Retained earnings                                       232,616          180,908
                                                      --------------------------
Total shareholders' equity                              463,731          403,044
                                                      --------------------------
Total liabilities and shareholders' equity            $ 715,995        $ 610,442
                                                      ==========================

                             See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                        Consolidated Statements Of Income

                                                   Years ended December 31,
                                                 2000        1999        1998
                                           -------------------------------------
                                           (In thousands, except per share data)

Product sales                                 $ 890,421   $ 754,122   $ 616,302
Cost of goods sold, including warehouse
  and distribution expenses                     507,720     428,832     358,439
Operating, selling, general and
  administrative expenses                       292,672     248,370     200,962
                                              ----------------------------------
                                                800,392     677,202     559,401
                                              ----------------------------------
Operating income                                 90,029      76,920      56,901
Other income (expense):
  Interest expense                               (8,362)     (5,343)     (8,126)
  Interest income                                   439         402         396
  Other, net                                      1,053       1,045         772
                                              ----------------------------------
                                                 (6,870)     (3,896)     (6,958)
                                              ----------------------------------
Income before income taxes                       83,159      73,024      49,943
Provision for income taxes                       31,451      27,385      19,171
                                              ----------------------------------
Net income                                    $  51,708   $  45,639   $   30,772
                                              ==================================

Basic income per common share:
Net income per common share                   $    1.01   $    0.94   $     0.72
                                              ==================================
Weighted average common
  shares outstanding                             51,168      48,674       42,476
                                              ==================================

Income per common share --
  assuming dilution:
Net income per common share --
  assuming dilution                           $    1.00   $    0.92    $    0.71
                                              ----------------------------------
Adjusted weighted average
  common shares outstanding                      51,728      49,715       43,204
                                              ==================================

                             See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                 Consolidated Statements Of Shareholders' Equity

                                                                                    Additional
                                                              Common Stock           Paid-In       Retained
                                                            Shares Par Value         Capital       Earnings      Total
                                                       --------------------------------------------------------------------
(In thousands)

Balance at December 31, 1997                            42,250      $ 211       $  77,077      $ 104,751       $ 182,039
  Issuance of common stock under
    employee benefit plans                                 184          1           2,720              -           2,721
  Issuance of common stock under
    stock option plans                                     266          1           2,022              -           2,023
  Tax benefit of stock options exercised                     -          -             839              -             839
    Net income                                               -          -               -         30,772          30,772
                                                        ----------------------------------------------------------------
Balance at December 31, 1998                            42,700        213          82,658        135,523         218,394
  Issuance of common stock through
    secondary offering                                   7,002         35         124,535              -         124,570
  Issuance of common stock under
    employee benefit plans                                 176          1           3,829              -           3,830
  Issuance of common stock under stock
    option plans                                           922          5           6,521              -           6,526
  Tax benefit of stock options exercised                     -          -           4,085              -           4,085
  Two-for-one stock split                                    -        254               -           (254)              -
  Net income                                                 -          -               -         45,639          45,639
                                                        ----------------------------------------------------------------
Balance at December 31, 1999                            50,800        508         221,628        180,908         403,044
  Issuance of common stock under
    employee benefit plans                                 364          3           4,535              -           4,538
  Issuance of common stock under
    stock option plans                                     381          4           3,460              -           3,464
  Tax benefit of stock options exercised                     -          -             977              -             977
  Net income                                                 -          -               -         51,708          51,708
                                                        ----------------------------------------------------------------
Balance at December 31, 2000                            51,545      $ 515       $ 230,600      $ 232,616       $ 463,731
                                                        ================================================================

                                                                       See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                      Consolidated Statements Of Cash Flows

                                                   Years ended December 31,
                                                 2000        1999        1998
                                           -------------------------------------
                                           (In thousands, except per share data)

Operating activities
Net income                                    $  51,708   $  45,639   $  30,772
Adjustments to reconcile net income
  to net cash provided by (used in)
  Operating activities:
    Depreciation and amortization                24,812      17,902      12,164
    Provision for doubtful accounts               1,235         961         250
    Loss (Gain) on sale of property
      and equipment                                 220         (82)       (134)
    Deferred income taxes                         3,245       5,455       7,629
    Common stock contributed to
      employee benefit plans                      2,648       2,339       1,629
    Tax benefit of stock options exercised          977       4,085         839
    Post-retirement benefits                          -          12          12
    Changes in operating assets and liabilities,
      net of the effects of the acquisition:
        Accounts receivable                      (7,446)        157      (5,809)
        Amounts receivable from vendors          (3,191)     (1,644)    (21,691)
        Inventory                               (78,145)    (47,912)    (53,328)
        Refundable income taxes                   2,241         693      (5,527)
        Other current assets                       (444)        734        (179)
        Other assets                                  -      (1,931)     (1,753)
        Accounts payable                          4,062      (1,852)     20,071
        Income taxes payable                      1,011           -           -
        Accrued payroll                           3,031       1,479      (3,533)
        Accrued benefits and withholdings        (1,022)      2,038       2,156
        Other current liabilities                   870       3,386      (2,681)
        Other liabilities                            20      (1,744)          -
                                              ----------------------------------
           Net cash provided by (used in)
             operating activities                 5,832      29,715     (19,113)
                                              ----------------------------------
Investing activities
Purchases of property and equipment             (81,987)    (86,002)    (57,732)
Acquisition, net of cash acquired                     -           -     (49,296)
Proceeds from sale of property and equipment     52,861       7,039       6,038
Proceeds from sale of short-term investments          -           -         500
Payments received on notes receivable               604       1,265         372
Advances made on notes receivable                     -         (70)       (650)
Investment in other assets                      (11,995)          -           -
                                              ----------------------------------
           Net cash used in investing
             activities                         (40,517)    (77,768)   (100,768)
                                              ----------------------------------
Financing activities
Borrowings on notes payable to bank              30,000       7,130       5,000
Payments on notes payable to bank                     -      (7,130)          -
Proceeds from issuance of long-term debt        431,159     172,892      157,860
Principal payments on long-term debt           (432,415)   (249,363)    (46,651)
Net proceeds from secondary offering                  -     124,570           -
Net proceeds from issuance of common stock        5,354       8,017       3,115
                                              ----------------------------------
Net cash provided by financing activities        34,098      56,116     119,324
                                              ----------------------------------
Net increase (decrease) in cash                    (587)      8,063        (557)
Cash at beginning of year                         9,791       1,728       2,285
                                              ----------------------------------
Cash at end of year                           $   9,204   $   9,791   $   1,728
                                              ==================================

                             See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

      O'Reilly Automotive, Inc. ("the Company") is a specialty retailer and supplier of automotive aftermarket parts, tools, supplies and accessories to both the "DIY" customer and the professional installer throughout Arkansas, Illinois, Iowa, Kansas, Louisiana, Missouri, Nebraska, Oklahoma and Texas.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

      The Company recognizes sales upon shipment of products.

Use of Estimates

      The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States ("GAAP"), requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Inventory

      Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Cost has been determined using the last-in, first-out ("LIFO") method. If the first-in, first-out ("FIFO") method of costing inventory had been used by the Company, inventory would have been $369,869,000 and $291,077,000 as of December 31, 2000, and 1999, respectively.

Amounts Receivable from Vendors

      Amounts receivable from vendors consist primarily of amounts due the Company for changeover merchandise, rebates and other allowances.

Property and Equipment

      Property and equipment are carried at cost. Depreciation is provided on straight-line and accelerated methods over the estimated useful lives of the assets. Service lives for property and equipment generally range from three to forty years. Leasehold improvements are amortized over the terms of the underlying leases. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is included in the determination of net income as a component of other income (expense). The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

      The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average rates paid for long-term borrowings. Total interest costs capitalized for the years ended December 31, 2000, 1999 and 1998, were $1,354,000, $1,134,000 and $1,213,000, respectively.

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

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Advertising Costs

      The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to $12,150,000, $9,428,000 and $8,326,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Pre-opening Costs

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

      The Company has provided long-term financing to a company, through a note receivable, for the construction of an office building which is leased by the Company (see Note 7). The note receivable, amounting to $2,066,000 and $2,137,000 at December 31, 2000 and 1999, respectively, bears interest at 6% and is due in August 2017.

      The carrying value of the Company's financial instruments, including cash, short-term investments, accounts receivable, accounts payable and long-term debt, as reported in the accompanying consolidated balance sheets, approximates fair value.

Reclassifications

The reclassifications of certain amounts have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

New Accounting Pronouncements

         In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as deferred by SFAS No. 137, which is required to be adopted in years beginning after June 15, 2000. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its financial position or results of operations.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

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

      The following unaudited pro forma financial information presents the combined historical results of the Company and Hi/LO as if the acquisition had occurred at January 1, 1998, after giving effect to certain adjustments, including the application of the excess of net assets acquired over the purchase price to the acquired property and equipment and resulting effect on depreciation, increased interest expense on long-term debt related to the acquisition, and the related income tax effects.

                                                                         1998
                                                                    ------------
                                                                  (In thousands,
                                                                     except per
                                                                     share data)
    Product sales                                                      $ 634,072
    Net income                                                         $  29,443
    Net income per share - assuming dilution                           $    0.68

      The pro forma combined results are not necessarily indicative of the results that would have occurred if the acquisition had been completed as of January 1, 1998.



NOTE 3--SHORT-TERM INVESTMENTS

      The Company's short-term investments are classified as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are carried at cost, which approximates fair market value. At December 31, 2000, and 1999, short-term investments consisted of preferred equity securities.

NOTE 4--RELATED PARTIES

      The Company leases certain land and buildings related to its O'Reilly Auto Parts stores under six-year operating lease agreements with O'Reilly Investment Company and O'Reilly Real Estate Company, partnerships in which certain shareholders of the Company are partners. Generally, these lease agreements provide for renewal options for an additional six years at the option of the Company. Additionally, the Company leases certain land and buildings related to its O'Reilly Auto Parts stores under 15-year operating lease agreements with O'Reilly-Wooten 2000 LLC, which is owned by certain shareholders of the Company. Generally, these lease agreements provide for renewal options for two additional five-year terms at the option of the Company (see Note 7). Rent expense under these operating leases totaled $2,671,000, $2,647,000 and $2,158,000 in 2000,
1999 and 1998, respectively.

NOTE 5--NOTE PAYABLE TO BANK

      At December 31, 2000, the Company had available short-term unsecured bank lines of credit providing for maximum borrowings of $10 million, all of which was outstanding at December 31, 2000, and $5 million of which was outstanding at December 31, 1999. The lines of credit bear interest at LIBOR plus 0.50% (7.25% at December 31, 2000). Additionally, at December 31, 2000, the Company had available a short-term line of credit in the amount of $25 million, all of which was outstanding at December 31, 2000. This line of credit was paid in full on January 9, 2001. The line of credit bears interest at LIBOR plus 0.75% (7.45% at December 31, 2000). The weighted-average interest rate for all lines of credit for the years ended December 31, 2000, and 1999 was 7.2% and 6.7%, respectively.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 6--LONG-TERM DEBT

      At December 31, 2000, the Company had available an unsecured credit facility providing for maximum borrowings of $152.5 million. The facility is comprised of a revolving credit facility of $125 million, and a term loan of $27.5 million. At December 31, 1999, the Company had available a credit facility providing for maximum borrowings of $165 million. The facility was comprised of a $125 million revolving credit facility and a $40 million term loan. At December 31, 2000, and 1999, $74,755,000 and $61,560,000, respectively, of the revolving credit facility and $27.5 million and $40 million, respectively, of the term loan were outstanding. The credit facility, which bears interest at LIBOR plus 0.50% (7.0% at December 31, 2000), expires in January 2003.

      During 2000 and 1999, the Company leased certain computer equipment under capitalized leases. The lease agreements are three-year terms expiring from 2001 to 2003. At December 31, 2000, the monthly installments under these agreements were approximately $180,000. The present value of the future minimum lease payments under these agreements totaled $2,232,000 and $3,362,000 at December 31, 2000, and 1999, respectively, which has been classified as long-term debt in the accompanying consolidated financial statements. During 2000 and 1999, the Company purchased $800,000 and $2,676,000, respectively, of assets under capitalized leases.

      Additionally, the Company has various unsecured notes payable to individuals, amounting to $97,000 and $140,000, at December 31, 2000, and 1999, respectively. The notes bear interest at rates ranging from 7.75% to 9.0% and are due in monthly installments of approximately $1,500 including interest. Only one note remained at December 31, 2000, which matures in 2008.

      Indirect  borrowings  under  letters of credit  provided  by a  $5,000,000 sublimit of the revolving credit facility totaled $648,510 and $1,275,000 at December 31, 2000, and 1999, respectively. These letters of credit reduced availability of borrowings at December 31, 2000, and 1999.

      Principal maturities of long-term debt for each of the next five years ending December 31 are as follows (amounts in thousands):

                 2001                    $  14,121
                 2002                       11,715
                 2003                       78,684
                 2004                           13
                 2005                           14
                 Thereafter                     37
                                         ---------
                                         $ 104,584

      Cash paid by the Company for interest during the years ended December 31, 2000, 1999 and 1998 amounted to $8,240,000, $6,134,000, and $8,509,000, respectively.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 7--COMMITMENTS

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

         On December 29, 2000, the Company completed a sale-leaseback transaction. Under the terms of the transaction, the Company sold 90 properties, including land, buildings and improvements, for $52.3 million. The lease, which is being accounted for as an operating lease, provides for an initial lease term of 21 years and may be extended for one initial ten-year period and two additional successive periods of five years each. The resulting gain of $4.5 million has been deferred and is being amortized over the initial lease term. Net rent expense during the initial term will be approximately $5.5 million annually and is included in the table of future minimum annual rental commitments under non-cancelable operating leases. Proceeds from the transaction were used to reduce outstanding borrowings under the Company's Revolving Credit Facility.

      On December 15,  2000,  the Company  entered into a $50 million  Synthetic
Operating Lease Facility ("the Facility") with a group of financial institutions. Under the Facility, the Lessor acquires land to be developed for O'Reilly Auto Parts stores and funds the development thereof by the Company as the Construction Agent and Guarantor. The Company subsequently leases the property from the Lessor for an initial term of five years with two additional successive renewal periods of five years each. The Facility provides for a residual value guarantee and purchase options on the properties. It also contains a provision for an event of default whereby the Lessor, among other things, may require the Company to purchase any or all of the properties. The Company plans to utilize the Facility to finance a portion of its planned store growth for 2001. Funding under the Facility at December 31, 2000, totaled $1.0 million.

      The Company also leases certain office space, retail stores, property and equipment under long-term, non-cancelable operating leases. Most of these leases include renewal options and some include options to purchase and provisions for percentage rent based on sales. At December 31, 2000, future minimum rental payments under all of the Company's operating leases for each of the next five years and in the aggregate are as follows (amounts in thousands):

                       Related        Non-related
                       Parties          Parties            Total

        2001          $   2,032        $  19,823        $  21,855
        2002              1,957           18,239           20,196
        2003              1,160           16,874           18,034
        2004              1,001           15,436           16,437
        2005                665           13,273           13,938
        Thereafter        5,575          112,305          117,880
                      ---------        ---------        ---------
                      $  12,390        $ 195,950        $ 208,340
                      =========        =========        =========

      Rental expense  amounted to  $16,219,000,  $14,122,000 and $13,862,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

Other Commitments

      The Company had construction commitments, which totaled approximately $7.0 million, at December 31, 2000.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 8--LEGAL PROCEEDINGS

      The Company is currently involved in litigation as a result of a complaint filed against Hi/LO in May 1997. The plaintiff in this lawsuit sought to certify a class action on behalf of persons or entities in the states of Texas, Louisiana and California that have purchased a battery from Hi/LO since May 1990. The complaint alleges that Hi/LO offered and sold "old," "used" and "out of warranty" batteries as if the batteries were new, resulting in claims for violations of deceptive trade practices, breach of contract, negligence, fraud, negligent misrepresentation and breach of warranty. The plaintiff is seeking, on behalf of the class, an unspecified amount of compensatory and punitive damages, as well as attorneys' fees and pre- and post-judgment interest. On July 27, 1998, the Trial Court certified this class. The Company appealed the decision to certify the class in the Court of Appeals for the Ninth District of Texas. On February 25, 1999, the Court of Appeals issued an opinion affirming the Trial Court's decision to certify the class. At that time, the Company appealed the opinion by seeking a mandamus from the Supreme Court of Texas. On April 6, 1999, the Supreme Court of Texas asked the plaintiff to file a response, which was filed on April 14, 1999. On May 3, 1999, the Company filed a reply to that response. On June 6, 2000, the Supreme Court of Texas denied the appeal for a mandamus. On January 15, 2001, the Company reached a favorable verbal settlement with the plaintiffs' counsel. The settlement documents are currently being prepared and will be subject to the approval of the Trial Court.

The Company believes that this lawsuit will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

NOTE 9--INTEREST RATE RISK MANAGEMENT

      The Company entered into an interest rate swap agreement to effectively convert a portion of its floating rate long-term debt to a fixed rate basis, thereby reducing the impact of interest rate changes on future income. Pursuant to this pay-fixed swap agreement, the Company agreed to exchange, at specified intervals, the difference between the fixed and the floating interest amounts calculated on the notional amount of the swap agreement which totaled $50 million, $50 million and $100 million, respectively, at January 27, 2000, December 31, 1999, and 1998. The Company's fixed interest rate under the swap agreement was 5.66% and the counterparty's floating rate was 6.20% at January 27, 2000, and December 31, 1999. The swap agreement expired on January 27, 2000.

NOTE 10--EMPLOYEE BENEFIT PLANS

      The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are 21 years of age with at least six months of service. Employees may contribute up to 15% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company has agreed to make matching contributions equal to 50% of the first 2% of each employee's contribution and 25% of the next 2% of each employee's contribution. Additional contributions to the plan may be made as determined annually by the Board of Directors. After three years of service, Company contributions and earnings thereon vest at the rate of 20% per year. Company contributions charged

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 10--EMPLOYEE BENEFIT PLANS (continued)

to operations amounted to $2,454,000 in 2000,  $2,618,000 in 1999 and $1,818,000
in 1998. Company contributions, in the form of common stock, to the profit sharing and savings plan to match employee contributions during the years ended December 31 were as follows:

                    Year                               Market
                 Contributed         Shares            Value
                 ---------------------------------------------
                    2000             49,891          $ 724,000
                    1999             29,481            658,000
                    1998             31,438            514,000

      Profit sharing contributions accrued at December 31, 2000, 1999, and 1998 funded in the next year through the issuance of shares of the Company's common stock were as follows:

                    Year                               Market
                   Funded             Shares           Value
                   --------------------------------------------
                    2000            132,890         $ 1,919,000
                    1999             60,640           1,300,000
                    1998             72,386           1,070,000


      The Company also sponsors an unfunded non-contributory defined benefit health care plan, which provides certain health benefits to retired employees. According to the terms of this plan, retirees' annual benefits are limited to $1,000 per employee starting at age 66 for employees with 20 or more years of service. Post-retirement benefit costs for each of the years ended December 31, 2000, 1999, and 1998 amounted to $12,000.

      Additionally, the Company has adopted a stock purchase plan under which 1,000,000 shares of common stock are reserved for future issuance. Under the plan, substantially all employees and non-employee directors have the right to purchase shares of the Company's common stock monthly at a price equal to 85% of the fair market value of the stock. Under the plan, 147,315 shares were issued at a weighted- average price of $12.83 per share during 2000, 78,927 shares were issued at a weighted-average price of $18.90 per share during 1999, and 74,632 shares were issued at a weighted-average price of $15.05 per share during 1998.

      The Company has in effect a performance incentive plan for the Company's senior management under which 400,000 shares of restricted stock are reserved for future issuance. Under the plan, 12,164 shares, 6,796 shares and 5,358 shares were issued during 2000, 1999, and 1998, respectively.

NOTE 11--STOCK OPTION PLANS

      The Company has a stock option plan under which incentive stock options or non-qualified stock options may be granted to officers and key employees. An aggregate of 6,000,000 shares of common stock is reserved for future issuance under this plan. The exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and the options will expire no later than 10 years from the date of grant. Options granted pursuant to the plan become exercisable no sooner than six months from the date of grant. In the case of a shareholder owning more than 10% of the outstanding stock of the Company, the exercise price of an incentive option may not be less than 110% of the fair market value of the stock on the date of grant, and such options

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 11--STOCK OPTION PLANS (continued)

will expire no later than 10 years from the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by any individual in any calendar year may not exceed $100,000. A summary of outstanding stock options is as follows:

                                                                         Number
                                          Price per Share              of Shares
                                          --------------------------------------
  Outstanding at December 31, 1997        $  4.38 - 14.00             2,672,400
           Granted                          12.38 - 22.91               823,750
           Exercised                         4.38 - 16.07              (238,600)
           Canceled                          4.38 - 20.88               (68,700)
           Forfeitures                               4.38                (5,000)
                                                                      ----------
  Outstanding at December 31, 1998           5.94 - 22.91             3,183,850
           Granted                          18.44 - 26.75             1,148,000
           Exercised                         5.94 - 18.75              (948,620)
           Canceled                          6.75 - 26.38               (35,750)
           Forfeitures                               6.07                (1,000)
                                                                      ----------
  Outstanding at December 31, 1999           6.07 - 26.75             3,346,480
           Granted                          10.56 - 24.38               581,250
           Exercised                         6.07 - 22.75              (361,875)
           Canceled                         10.00 - 25.88              (206,625)
                                                                      ----------
  Outstanding at December 31, 2000.       $  8.00 - 26.75             3,359,230
                                                                      ==========

         Options to purchase 1,729,033, 1,171,888, and 855,100 shares of common stock were exercisable at December 31, 2000, 1999, and 1998, respectively.

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

                                                                         Number
                                          Price per Share              of Shares
                                          --------------------------------------
  Outstanding at December 31, 1997        $  4.38 -  9.10                60,000
           Granted                                  13.50                20,000
           Exercised                                 4.38               (10,000)
           Canceled                                     -                     -
                                                                      ----------
  Outstanding at December 31, 1998           6.56 - 13.50                70,000
           Granted                                  23.91                20,000
           Exercised                                    -                     -
           Canceled                                     -                     -
                                                                      ----------
  Outstanding at December 31, 1999           6.56 - 23.91                90,000
           Granted                                  12.44                20,000
           Exercised                         6.56 -  6.75               (20,000)
           Canceled                                     -                     -
                                                                      ----------
  Outstanding at December 31, 2000        $  9.09 - 23.91                90,000
                                                                      ==========

      All options under this plan were exercisable at December 31, 2000, 1999, and 1998.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 11--STOCK OPTION PLANS (CONTINUED)

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee and non-employee director stock options under the fair value method of that SFAS.

      The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively; risk-free interest rates of 5.02%, 6.54% and 4.74%; volatility factors of the expected market price of the Company's common stock of .442, .247, and 221; and weighted-average expected life of the options of 8.9, 8.0 and 8.0 years. The Company assumed a 0% dividend yield over the expected life of the options. The weighted-average fair values of options granted during the years ended December 31, 2000, 1999, and 1998 were $9.24, $10.22 and $6.44, respectively. The weighted-average remaining contractual life at December 31, 2000, for all outstanding options under the Company's stock option plans is 7.1 years. The weighted-average exercise price for all outstanding options under the Company's stock option plans was $16.12 at December 31, 2000.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information follows:

                                           2000          1999          1998
                                        --------------------------------------
                                         (In thousands, except per share data)

      Pro forma net income              $ 48,177       $ 43,501       $ 29,242
                                        ======================================
      Pro forma basic net
        income per share                $   0.94       $   0.89       $   0.69
                                        ======================================
      Pro forma net income per
        share - assuming dilution       $   0.93       $   0.88       $   0.67
                                        ======================================

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 12--INCOME PER COMMON SHARE

      The following table sets forth the computation of basic and diluted income per common share:


                                               Years ended December 31,
                                           2000          1999          1998
                                        --------------------------------------
                                         (In thousands, except per share data)

Numerator (basic and diluted):
     Net income                         $ 51,708       $ 45,639       $ 30,772
                                        ======================================

Denominator:
     Denominator for basic income
       per common share -
        weighted-average shares           51,168         48,674         42,476
     Effect of stock options (Note 11).      560          1,041            728
                                        ---------------------------------------

     Denominator for diluted income
       per common share - Adjusted
       weighted-average shares and
       assumed conversion                 51,728         49,715         43,204
                                        =======================================

Basic net income per common share       $   1.01       $   0.94       $   0.72
                                        =======================================

Net income per common share -
  assuming dilution                     $   1.00       $   0.92       $   0.71
                                        =======================================

NOTE 13--INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:


                                                         2000             1999
                                                      --------------------------
                                                             (In thousands)
Deferred tax assets:
    Current:
       Allowance for doubtful accounts............... $     51          $   226
       Other accruals.................................   2,960            3,586
                                                      --------------------------
                                                         3,011            3,812
    Noncurrent:
       Other...............................................834            1,306
                                                      --------------------------
               Total deferred tax assets.................3,845            5,118

Deferred tax liabilities:
    Current:
       Inventory carrying value.......................   1,609            2,036

    Noncurrent:
       Property and equipment...................         4,920            2,521

       Total deferred tax liabilities                    6,529            4,557
                                                      --------------------------
       Net deferred tax assets (liabilities)          $ (2,684)         $   561
                                                      ==========================

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 13--INCOME TAXES (CONTINUED)

      The provision for income taxes consists of the following:

                                  Current           Deferred             Total
                                 ----------------------------------------------
                                                 (In thousands)

2000:
     Federal                     $ 25,120           $ 2,946            $ 28,066
     State                          3,086               299               3,385
                                 ----------------------------------------------
                                 $ 28,206           $ 3,245            $ 31,451
                                 ==============================================

1999:
     Federal                     $ 19,934           $ 4,959            $ 24,893
     State                          1,996               496               2,492
                                 ----------------------------------------------
                                 $ 21,930           $ 5,455            $ 27,385
                                 ==============================================
1998:
     Federal                     $ 10,386           $ 6,852            $ 17,238
     State                          1,156               777               1,933
                                 ----------------------------------------------
                                 $ 11,542           $ 7,629            $ 19,171
                                 ==============================================


      A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows:

                                             2000          1999          1998
                                           ------------------------------------
                                                     (In thousands)

Federal income taxes at statutory rate $ 29,106 $ 25,558 $ 17,480 State income taxes, net of federal tax
  benefit                                     2,200         1,625         1,256
Other items, net                                145           202           435
                                           ------------------------------------
                                           $ 31,451      $ 27,385      $ 19,171
                                           ====================================

      The tax benefit associated with the exercise of non-qualified stock options has been reflected as additional paid-in capital in the accompanying consolidated financial statements.

      During the years ended December 31, 2000, 1999, and 1998, cash paid by the Company for income taxes amounted to $24,244,000, $17,151,000 and $16,229,000, respectively.

NOTE 14--STOCK SPLIT

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

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 15--PUBLIC OFFERING OF COMMON STOCK

      In March 1999, the Company completed a secondary public offering of 7,002,000 shares of common stock. Pursuant to this offering, the Company issued 7,002,000 shares of common stock resulting in net proceeds to the Company of $124,570,000. A portion of the proceeds was used to repay the Company's outstanding indebtedness under its bank credit facilities. The remaining portion of the proceeds was used to fund the Company's expansion.

NOTE 16--QUARTERLY FINANCIAL DATA--UNAUDITED

                                                             First          Second          Third          Fourth
                                                            Quarter         Quarter        Quarter         Quarter
                                                        -----------------------------------------------------------
                                                                  (In thousands, except per share data)
Year ended December 31, 2000
    Product sales                                       $   195,758     $   226,359    $   251,413     $   216,891
    Gross profit                                             84,712          97,261        105,863          94,865
    Operating income                                         19,486          24,793         28,805          16,945
    Net income                                               11,567          14,359         16,572           9,210
    Basic net income per share                                 0.23            0.28           0.32            0.18
    Net income per share-assuming dilution                     0.23            0.28           0.32            0.18

Year ended December 31, 1999
    Product sales                                       $   166,404     $   196,107    $   208,401     $   183,210
    Gross profit                                             70,957          81,823         88,001          84,509
    Operating income                                         16,241          19,630         22,231          18,818
    Net income                                                8,603          11,769         13,412          11,855
    Basic net income per share                                 0.20            0.23           0.26            0.23
    Net income per share-assuming dilution                     0.20            0.23           0.26            0.23


      The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods presented have been included.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

                         Report Of Independent Auditors

The Board of Directors and Shareholders
O'Reilly Automotive, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of O'Reilly Automotive, Inc. and Subsidiaries as of December 31, 2000, and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O'Reilly Automotive, Inc. and Subsidiaries at December 31, 2000, and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                   /s/ ERNST & YOUNG LLP


Kansas City, Missouri
February 23, 2001

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2000 Annual Report to Shareholders (continued)

Shareholder Information

CORPORATE ADDRESS

233 South Patterson
Springfield, Missouri 65802
417/862-3333
Web site - www.oreillyauto.com

REGISTRAR AND TRANSFER AGENT

UMB Bank
928 Grand Boulevard
Kansas City, Missouri 64141-0064

Inquiries regarding stock transfers, lost certificates or address changes should be directed to UMB Bank at the above address.

INDEPENDENT AUDITORS

Ernst and Young LLP
One Kansas City Place
Kansas City, Missouri 64105-2143

LEGAL COUNSEL

Gallop Johnson & Neuman, L.C.
101 South Hanley Road, Suite 1600
St. Louis, Missouri 63105

Skadden, Arps, Slate, Meagher & Flom
333 West Wacker Drive, Suite 2100
Chicago, Illinois 60606

ANNUAL MEETING

The annual meeting of shareholders of O'Reilly Automotive, Inc. will be held at 10:00 a.m. local time on May 8, 2001, at the University Plaza Convention Center, 333 John Q. Hammons Parkway in Springfield, Missouri. Sharedholders of record as of February 28, 2001, will be entitled to vote at this meeting.

FORM 10-K REPORT

The Form 10-K Report of O'Reilly Automotive, Inc. filed with the Securities and Exchange Commission and our quarterly press releases are available without charge to shareholders upon written request. These requests and other investor contacts should be directed to James R. Batten, Vice President of Finance/Chief Financial Officer, at the corporate address.

TRADING SYMBOL

The Company's common stock is traded on The Nasdaq Stock Market (National Market) under the symbol ORLY.

NUMBER OF SHAREHOLDERS

As of February 28, 2001, O'Reilly Automotive, Inc. had approximately 19,500 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

ANALYST COVERAGE

The following analysts provide research coverage of O'Reilly Automotive, Inc.

Credit Suisse First Boston - Gary Balter
William Blair & Co. - Ellen Baras
A.G. Edwards - Mark Johnson
Merrill Lynch - Douglas Neviera
Advest - Brett Jordan
Smith Moore & Co. - John Rast

MARKET PRICES AND DIVIDEND INFORMATION

The prices in the table below represent the high and low sales price for O'Reilly Automotive, Inc. common stock as reported by the Nasdaq Stock Market.

The common stock began trading on April 22, 1993. No cash dividends have been declared since 1992, and the Company does not anticipate paying any cash dividends in the forseeable future.

                              2000                               1999
--------------------------------------------------------------------------------
                        High        Low                    High        Low
--------------------------------------------------------------------------------

First Quarter        $ 22-1/8     $  8-1/4              $ 26-3/8     $ 12-5/8
Second Quarter         15-7/16      11-3/4                25-3/4       20
Third Quarter          16-1/8       13-1/8                27-5/16      17-7/8
Fourth Quarter         27-1/4       14                    24-3/8       19-7/16
For the Year           27-1/4        8-1/4                27-5/16      17-7/8

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

                   O'Reilly Automotive, Inc. and Subsidiaries
        Exhibit 23.1 - Consent of Ernst & Young LLP, independent auditors

We consent to the incorporation by reference in this Annual Report (Form 10-K) of O'Reilly Automotive, Inc. and Subsidiaries of our report dated February 23, 2001, included in the 2000 Annual Report to Shareholders of O'Reilly Automotive, Inc.

Our audits also included the consolidated financial statement schedule of O'Reilly Automotive, Inc. and Subsidiaries listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-61632, Form S-8 No. 33-73892 and Form S-8 No. 33-91022) of
O'Reilly Automotive, Inc. of our report dated February 23, 2001, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the consolidated financial statement schedule included in this Annual Report (Form 10-K) of O'Reilly Automotive, Inc. for the year ended December 31, 2000.


                               /s/ ERNST & YOUNG LLP



Kansas City, Missouri
March 27, 2001