Form 10-Q
period 2001-03-31
O REILLY AUTOMOTIVE INC
filed 2001-05-16
CIK 898173

Page 1
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF  1934

                 For the quarterly period ended March 31, 2001

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

         Yes    X       No
             -------       -----------

Common stock, $0.01 par value - 51,661,861 shares outstanding as of March 31, 2001

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          Quarter Ended March 31, 2001

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              Page
                                                                           -----

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

PART I   Financial Information
ITEM 1.  Financial Statements

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                            March 31,              December 31,
                                              2001                     2000
                                        ---------------         ----------------
                                          (Unaudited)                (Note)
                                                     (In thousands)

 Assets
 Current assets:
     Cash                             $        11,539           $          9,204
     Short-term investments                       500                        500
     Accounts receivable, net                  35,245                     32,673
     Amounts receivable from vendors           23,563                     29,175
     Inventory                                383,136                    372,069
     Refundable income taxes                       92                         92
     Deferred income taxes                         --                      1,402
     Other current assets                       3,854                      4,089
                                        --------------          ----------------
         Total current assets                 457,929                    449,204

 Property and equipment, at cost              334,641                    323,021
 Accumulated depreciation and amortization     82,517                     76,167
                                        --------------          ----------------
         Net property and equipment           252,124                    246,854

 Notes receivable                               2,664                      2,836
 Other assets                                  17,298                     17,101
                                        --------------          ----------------
 Total assets                         $       730,015           $        715,995
                                        ==============          ================

 Liabilities and shareholders' equity
 Current liabilities:
     Note payable to bank             $        10,000           $         35,000
     Income taxes payable                       2,476                      1,011
     Accounts payable                          62,612                     68,947
     Accrued payroll                            8,751                      9,309
     Accrued benefits & withholdings           10,736                      9,360
     Other current liabilities                 10,953                     15,184
     Current deferred income taxes              2,451                         --
     Current portion of long-tem debt          14,421                     14,121
                                        --------------          ----------------
         Total current liabilities            122,400                    152,932

 Long-term debt, less current portion         119,784                     90,463
 Deferred income taxes                          5,013                      4,086
 Other liabilities                              4,733                      4,783

 Shareholders' equity:
     Common stock, $0.01 par value:
      Authorized shares-90,000,000
      Issued and outstanding shares-
       51,664,861 shares at March 31, 2001,
       and 51,544,879 at December 31, 2000        517                        515
     Additional paid-in capital               232,635                    230,600
     Retained earnings                        244,933                    232,616
                                        --------------          ----------------
 Total shareholders' equity                   478,085                    463,731
                                        --------------          ----------------
 Total liabilities and shareholders'
  equity                              $       730,015           $        715,995
                                        ==============          ================



NOTE: The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                         ---------------------------------------

                                              2001                     2000
                                         ---------------           -------------
                                          (In thousands, except per share data)

Product sales                            $       239,063           $    195,758

Cost of goods sold, including
warehouse and distribution expenses              136,526                111,046
                                         ---------------           -------------
Gross profit                                     102,537                 84,712

Operating, selling, general and
administrative expenses                           80,585                 65,226
                                         ---------------           -------------

Operating income                                  21,952                 19,486
Other expense, net                                (2,150)                  (890)
                                         ---------------          --------------

Income before income taxes                        19,802                 18,596

Provision for income taxes                         7,485                  7,029
                                         ---------------           -------------

Net income                               $        12,317           $     11,567
                                         ===============           =============


Net income per common share              $          0.24           $       0.23
                                         ===============           =============
Weighted average common shares
outstanding                                       51,591                 50,828
                                         ===============           =============

Net income per common share
 - assuming dilution                     $          0.24           $       0.23
                                         ===============           =============
Adjusted weighted average common shares
 outstanding - assuming dilution                  52,047                 51,236
                                         ===============           =============



          See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               Three Months Ended
                                      March 31,                      March 31,
                                        2001                           2000
                                 ----------------              ----------------
                                                 (In thousands)

Net cash provided by operating
activities                          $       8,562                  $     11,229

Investing activities:
     Purchases of property and
      equipment                           (11,923)                      (21,988)
     Proceeds from sale of
      property and equipment                  104                           389
     Payments received on notes
      receivable                              156                           164
     Investment in other assets              (720)                          289
                                 ----------------              ----------------

Net cash used in investing
activities                                (12,383)                      (21,146)

Financing activities:
     Borrowings on notes payable
      to banks                                 --                         7,130
     Payments on notes payable
      to banks                            (25,000)                       (7,130)
     Proceeds from issuance of
      long-term debt                       82,485                       127,289
     Payments on long-term debt           (52,865)                     (117,882)
     Proceeds from issuance of common
      stock                                 1,037                           151
     Payment on other liabilities             499                            --
                                  ----------------              ----------------

Net cash provided by financing
 activities                                 6,156                         9,558
                                  ----------------              ----------------

Net increase (decrease) in cash             2,335                          (359)
Cash at beginning of period                 9,204                         9,791
                                  ----------------              ----------------

Cash at end of period               $      11,539                  $      9,432
                                  ================              ================




          See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2001


1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Unless otherwise indicated, "we," "us," "our" and similar terms, as well as references to the "Company" or "O'Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.

Results of Operations

Product sales for the first quarter of 2001 increased by $43.3 million, or 22.1%, over product sales for the first quarter of 2000. This increase was due to the opening of 30 net, new stores during the first quarter of 2001, in addition to a 9.3% increase in comparable store product sales. At March 31, 2001, we operated 702 stores compared to 594 stores at March 31, 2000.

Gross profit increased 21.0% from $84.7 million (or 43.3% of product sales) in the first quarter of 2000 to $102.5 million (or 42.9% of product sales) in the first quarter of 2001. The increase in gross profit dollars was a result of the addition of 30 net, new stores and increased sales levels at existing stores.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $15.4 million from $65.2 million (or 33.3% of product sales) in the first quarter of 2000 to $80.6 million (or 33.7% of product sales) in the first quarter of 2001. The increase in OSG&A expenses resulted from the addition of team members and resources in order to support the increased level of our operations, higher fuel and utility costs, the costs of the two distribution centers opened in late 2000, and increased rent expense due to the recently completed sale-leaseback transaction involving 90 stores, being fully implemented in January 2001.

Other expense increased by $1.3 million in the first quarter of 2001 compared to the first quarter of 2000. The overall increase in other expense in the first quarter of 2001 is due to increased interest expense due to higher debt levels to support our continuing store growth.

Our estimated provision for income taxes increased to $7.5 million for the first three months of 2001 as a result of our increased taxable income. Our effective tax rate remained at 37.8% of income before income taxes.

Principally, as a result of the foregoing, net income increased from $11.6 million or 5.9% of product sales in the first quarter of 2000 to $12.3 million or 5.2% of product sales in the first quarter of 2001.

Liquidity and Capital Resources

Net cash provided by operating activities decreased from $11.2 million for the first three months in 2000 to $8.6 million for the first three months of 2001. This decrease was principally the result of increases in accounts receivable and inventory and decreases in accrued payroll, accounts payable and other current liabilities. The changes in accounts payable and accrued payroll were primarily attributable due to the timing of payments. The increase in inventory and accounts receivable is primarily due to our continuing store growth.

Net cash used in investing activities has decreased from $21.1 million in 2000 to $12.4 million in 2001, primarily due to the new stores in 2001 being acquired through the synthetic lease facility as compared to 2000 in which new stores were funded by the Company. The resulting decrease in net cash used in investing activities was partially offset by an increase in purchases of equipment for the 30 stores opened in the first three months of 2001 compared to the 23 stores opened in the first three months of 2000.

Net cash provided by financing activities decreased from $9.6 million in the first three months of 2000 to $6.2 million in the first three months of 2001. The decrease in cash provided by financing activities in the first three months of 2001 compared to the first three months of 2000 was primarily due to decreases in proceeds from issuance of long-term debt, offset by the scheduled principal payments on debt.

For the first three months of 2001, 30 net, new stores were opened. The Company plans to open an additional 90 stores during the remainder of 2001. The funds required for such planned expansions are expected to be provided by operating activities and the existing and available bank credit facilities, including a $100 million series private placement of debt expected to close during second quarter 2001.

Management believes that the cash expected to be generated from operating activities, existing cash, existing bank credit facilities and trade credit, together with the expected proceeds from the private placement, will be sufficient to fund our short and long-term capital and liquidity needs for the foreseeable future.

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


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a) Our Annual Meeting of the Shareholders was held on May 8, 2001. Of the 51,571,313 shares entitled to vote at such meeting, 45,884,939 shares were present at the meeting in person or by proxy.

(b) The three individuals listed below were elected as Class II Directors, and with respect to each such Director, the number of shares voted for and withheld were as follows:

                                                      Number of Shares Voted
       Name of Nominee                              For                Withheld
       ---------------                              ---                --------
       Joe C. Greene                              44,395,247           1,489,692

       Lawrence P. O'Reilly                       41,199,917           4,685,022

       Rosalie O'Reilly Wooten                    41,199,946           4,684,993

The individuals listed below are Directors whose term of office continued after the meeting:

Charles H. O'Reilly, Sr.
Charles H. O'Reilly, Jr.
David E. O'Reilly
Jay D. Burchfield
Paul R. Lederer

(c) The proposal to amend the Articles of Incorporation to eliminate certain director liability to the extent permitted by Missouri law was approved and the number of shares voted for, against and abstain were as follows:

                  Number of Shares Voted

          For             Against          Abstain

        45,584,712        245,164           55,063*

*Consist entirely of broker non-votes.

Item 5. Other Information

There is no other information to report as of March 31, 2001

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:  See Exhibit Index on page 11 hereof.

(b) No reports on Form 8-K were filed by us during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            O'REILLY AUTOMOTIVE, INC.

May 15, 2001              /s/  David E. O'Reilly
-------------             ------------------------------------------------------
Date                      David E. O'Reilly, Co-Chairman of the Board and
                          Chief Executive Officer


May 15, 2001              /s/  James R. Batten
-------------             ------------------------------------------------------
Date                      James R. Batten, Vice-President of Finance and
                          Chief Financial Officer

                             EXHIBIT INDEX


Number                          Description                                 Page

 99.1              Certain Risk Factors, filed herewith.                     13

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                       Exhibit 99.1 - Certain Risk Factors


The following factors could affect our actual results, including revenues, expenses and net income, and could cause them to differ from any forward-looking statements made by or on behalf of us.

Competition

We compete with a large number of retail and wholesale automotive aftermarket product suppliers. The distribution of automotive aftermarket products is a highly competitive industry, particularly in the more densely populated market areas served by us. Competitors include national and regional automotive parts chains, independently owned parts stores (some of which are associated with national auto parts distributors or associations), automobile dealerships, mass or general merchandise, discount and convenience chains that carry automotive products, independent warehouse distributors and parts stores and national warehouse distributors and associations. Some of our competitors are larger and have greater financial resources than us.

No Assurance of Future Growth

We believe that our ability to open additional stores at an accelerated rate will be a significant factor in achieving our growth objectives for the future. Our ability to accomplish this growth is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. No assurance can be given that our current growth rate can be maintained.

Dependence Upon Key and Other Personnel

The success of our company has been largely dependent on the efforts of certain key personnel, including David E. O'Reilly, Lawrence P. O'Reilly, Charles H. O'Reilly, Jr., Rosalie O'Reilly Wooten, Ted F. Wise, and Greg Henslee. The loss of the services of one or more of these individuals could have a material adverse effect on the business and results of operations. Additionally, in order to successfully implement and manage our growth strategy, we will be dependent upon our ability to continue to attract and retain qualified personnel. There can be no assurance that we will be able to continue to attract such personnel.

Concentration of Ownership by Management

Our executive officers and directors as a group beneficially own a substantial percentage of the outstanding shares of our common stock. These officers and directors have the ability to exercise effective voting control of the company, including the election of all of our directors, and to effectively determine the vote on any matter being voted on by our shareholders, including any merger, sale of assets or other change in control of the company.