Form 10-Q
period 2001-06-30
O REILLY AUTOMOTIVE INC
filed 2001-08-14
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

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

Common stock, $0.01 par value - 52,199,439 shares outstanding as of June 30, 2001.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           Quarter Ended June 30, 2001

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

PART I   Financial Information
ITEM 1.  Financial Statements

               O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                         June 30,                December 31,
                                           2001                      2000
                                    -----------------         ------------------
                                       (Unaudited)                 (Note)
                                                   (In thousands)
 Assets
 Current assets:
     Cash                             $        16,801           $          9,204
     Short-term investments                       500                        500
     Accounts receivable, net                  41,401                     32,673
     Amounts receivable from vendors           16,551                     29,175
     Inventory                                397,709                    372,069
     Refundable income taxes                       14                         92
     Deferred income taxes                         --                      1,402
     Other current assets                       3,652                      4,089
                                    -----------------         ------------------
         Total current assets                 476,628                    449,204

 Property and equipment, at cost              354,223                    323,021
 Accumulated depreciation and
  amortization                                 89,408                     76,167
                                    -----------------         ------------------
         Net property and equipment           264,815                    246,854

 Notes receivable                               2,485                      2,836
 Other assets                                  14,075                     17,101
                                    -----------------         ------------------
 Total assets                         $       758,003           $        715,995
                                    =================         ==================

 Liabilities and shareholders'
  equity
 Current liabilities:
     Note payable to bank             $            --           $         35,000
     Income taxes payable                       4,994                      1,011
     Accounts payable                          72,056                     68,947
     Accrued payroll                           10,660                      9,309
     Accrued benefits & withholdings           11,223                      9,360
     Other current liabilities                 13,446                     15,184
     Current deferred income taxes              2,187                         --
     Current portion of long-tem
      debt                                     14,908                     14,121
                                    -----------------         ------------------
         Total current liabilities            129,474                    152,932

 Long-term debt, less current
  portion                                     112,197                     90,463
 Deferred income taxes                          5,876                      4,086
 Other liabilities                              4,686                      4,783

 Shareholders' equity:
     Common stock, $0.01 par value:
        Authorized shares-90,000,000
        Issued and outstanding
         shares - 52,199,439 shares
         at June 30, 2001, and
         51,544,879 at
         December 31, 2000                        522                        515
     Additional paid-in capital               242,329                    230,600
     Retained earnings                        262,919                    232,616
                                    -----------------         ------------------
 Total shareholders' equity                   505,770                    463,731
                                    -----------------         ------------------
 Total liabilities and
 shareholders' equity                 $       758,003           $        715,995
                                    =================         ==================

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

                O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                               Three Months Ended          Six Months Ended
                                    June 30,                    June 30,
                           --------------------------- -------------------------
                                2001         2000          2001        2000
                           ------------- ------------- ------------ ------------
                                  (In thousands, except per share data)

Product sales                $  280,676  $   266,359    $  519,739  $   422,117
Cost of goods sold,
including warehouse and
distribution expenses           162,749      129,098       299,275      240,150
                           ------------- ------------  ------------ ------------

Gross profit                    117,927       97,261       220,464      181,967
Operating, selling, general
and administrative expenses      87,047       72,468       167,632      137,764
                           ------------- ------------  ------------ ------------

Operating income                 30,880       24,793        52,832       44,203
Other expense, net               (1,879)      (1,634)       (4,029)      (2,454)
                           ------------- ------------  ------------ ------------

Income before income taxes       29,001       23,159        48,803       41,749

Provision for income taxes       11,015        8,800        18,500       15,829
                           ------------- ------------  ------------ ------------

Net income                  $    17,986   $   14,359    $   30,303   $   25,920
                           ============= ============  ============ ============

Net income per common share $      0.35   $     0.28    $    0.59    $     0.51
                           ============= ============  ===========  ============
Net income per common share
 - assuming dilution        $      0.34  $      0.28    $     0.58   $     0.50
                           ============= ============  ============ ============


Weighted average common
 shares outstanding              51,823       51,111        51,708       50,983
                           ============= ============  ============ ============
Adjusted weighted average
 common shares outstanding       52,427       51,548        52,237       51,405
  - assuming dilution      ============= ============  ============ ============






         See notes to condensed consolidated financial statements.

               O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                 Six Months Ended
                                      June 30,                       June 30,
                                        2001                           2000
                                  ----------------              ----------------
                                                  (In thousands)

Net cash provided by
 operating activities               $      41,716                  $     15,885

Investing activities:
 Purchases of property and
  equipment                               (28,552)                      (43,057)
 Proceeds from sale of property
  and equipment                               901                           545
 Payments received on notes
  receivable                                  320                           275
 Investment in other assets                (1,180)                       (1,468)
                                  ----------------             -----------------

Net cash used in investing
 activities                              (28,511)                       (43,705)

Financing activities:
 Borrowings on notes payable
  to banks                                     --                         7,130
 Payments on notes payable
  to banks                               (35,000)                        (7,130)
 Proceeds from issuance of
  long-term debt                         191,542                        276,528
 Payments on long-term debt             (169,466)                      (249,353)
 Proceeds from issuance of
  common stock                             7,305                          1,839
 Issuance of other liabilities                10                            --
                                  ----------------              ----------------

Net cash (used in) provided
 by financing activities                  (5,608)                        29,014
                                  ----------------              ----------------

Net increase in cash                        7,597                         1,194
Cash at beginning of period                 9,204                         9,791
                                  ----------------              ----------------

Cash at end of period               $      16,801                  $     10,985
                                  ================              ================




         See notes to condensed consolidated financial statements.

                O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                              June 30, 2001


1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.    Acquisition

On August 9, 2001, the Company announced the signing of a definitive agreement to acquire all of the outstanding stock of Mid-State Automotive Distributors, Inc ("Mid-State"). Under the terms of the agreement, the Company will purchase all of the outstanding stock of Mid-State for $19.5 million in cash and assume approximately $26.7 million in debt. Mid-State operates 85 stores and 4 distribution centers in Indiana, Kentucky, Tennessee, Mississippi, Alabama, Florida and Georgia and has estimated 2001 revenues of $122 million. The acquisition expands the presence of O'Reilly to seven new states, adds distribution capacity and increases O'Reilly's store count by 80-85 new stores. The transaction is expected to close October 1, 2001. This acquisition will be accounted for using the purchase method of accounting.

3.    Long-Term Debt

On May 16, 2001, the Company completed a $100 million private placement of debt ("Senior Notes") with the signing of a Note Purchase Agreement and the issuance of two series of senior notes. Series 2001-A was issued for $75 million due May 16, 2006, bearing interest at 7.72% per year. Series 2001-B was issued for $25 million due May 16, 2008, bearing interest at 7.92% per year. The agreement allows for a total of $200 million of senior notes issuable in series. Proceeds from the transaction were used to reduce outstanding borrowings under the Company's Revolving Credit Facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Unless otherwise indicated, "we," "us," "our" and similar terms, as well as references to the "Company" or "O'Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.

Results of Operations

Product sales for the second quarter of 2001 increased by $54.3 million, or 24.0%, over product sales for the second quarter of 2000. Product sales for the first six months of 2001 increased by $97.6 million, or 23.1% over product sales for the first six months of 2000. These increases were primarily due to the opening of 30 net, new stores during the second quarter of 2001 and 60 net, new stores during the first six months of 2001, in addition to a 14.4% and 12.0% increase in comparable store product sales for the second quarter and first six months of 2001, respectively. At June 30, 2001, the Company operated 732 stores compared to 626 stores at June 30, 2000.

Gross profit increased 21.3% from $97.3 million (or 43.0% of product sales) in the second quarter of 2000 to $117.9 million (or 42.0% of product sales) in the second quarter of 2001. Gross profit for the first six months increased 21.2% from $182.0 million (or 43.1% of product sales) in 2000 to $220.5 million (or 42.4% of product sales) in 2001. The increase in gross profit dollars was primarily a result of the increase in the number of stores open during the second quarter and first six months of 2001 compared to the same period of 2000, and increased sales levels at existing stores. The reduction in gross profit as a percentage of sales was primarily a result of a change in the Company's sales mix.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $14.6 million from $72.5 million (or 32.0% of product sales) in the second quarter of 2000 to $87.0 million (or 31.0% of product sales) in the second quarter of 2001. OSG&A expenses increased $29.8 million from $137.8 million (or 32.6% of product sales) in the first six months of 2000 to $167.6 million (or 32.3% of product sales) in the first six months of 2001. The increase in OSG&A expenses resulted primarily from the addition of team members and resources in order to support the increased level of the Company's operations, higher fuel and utility costs, and increased rent expense due to the sale-leaseback transaction completed in January 2001.

Other expense increased by $245,000 in the second quarter of 2001 compared to the second quarter of 2000 and increased by $1.6 million for the first six months of 2001 compared to the first six months of 2000. The overall increase in other expense in the second quarter and first six months of 2001 is primarily due to increased interest expense resulting from the higher debt levels incurred by the Company to support its continuing store growth.

The Company's estimated provision for income taxes increased to $11.0 million for the second quarter of 2001 from $8.8 million for the second quarter of 2000 as a result of the Company's increased taxable income. The Company's effective tax rate was at 38.0% and 37.9% of income before income taxes in the second quarter of 2001 and the first six months of 2001, respectively.

Principally, as a result of the foregoing, net income increased from $14.4 million or 6.3% of product sales in the second quarter of 2000 to $18.0 million or 6.4% of product sales in the second quarter of 2001. Net income increased from $25.9 million or 6.1% of product sales in the first six months of 2000 to $30.3 million or 5.8% of product sales in the first six months of 2001.

Liquidity and Capital Resources

Net cash provided by operating activities increased from $15.9 million for the first six months in 2000 to $41.7 million for the first six months of 2001. This increase was principally the result of decreases in amounts receivable from vendors and refundable income taxes, partially offset by an increase in both inventory and accounts receivable and a decrease in other current liabilities. The decrease in amounts receivable from vendors is primarily due to receiving credit from vendors related to product line changeovers. Refundable income taxes decreased due to refunds received during the second quarter of 2001. The increases in inventory and accounts receivable are primarily due to the Company's continuing store growth. The change in other current liabilities was primarily attributable due to the timing of payments.

Net cash used in investing activities decreased from $43.7 million in the first six months of 2000 to $28.5 million in the first six months of 2001, primarily due to most of the Company's new stores in 2001 being funded through the synthetic lease facility as compared to 2000 in which new stores were funded by the Company.

Net cash provided by financing activities was $29.0 million in the first six months of 2000. Net cash used in financing activities was $5.6 million in the first six months of 2001. The decrease in cash provided by financing activities during the first six months of 2001 compared to the first six months of 2000 is

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION (CONT.)

Liquidity and Capital Resources (Continued)

primarily due to an overall reduction in the Company's indebtedness and as a result of the Company leasing a larger percentage of its new stores in 2001.

On May 16, 2001, the Company completed a $100 million private placement of debt ("Senior Notes") with the signing of a Note Purchase Agreement and the issuance of two series of senior notes. Series 2001-A was issued for $75 million due May 16, 2006, bearing a fixed rate of interest at 7.72% per year. Series 2001-B was issued for $25 million due May 16, 2008, bearing a fixed rate of interest at 7.92% per year. The agreement allows for a total of $200 million of senior notes issuable in series. Proceeds from the transaction were used to reduce outstanding borrowings under the Company's Revolving Credit Facility.

For the first six months of 2001, 60 net, new stores were opened. The Company plans to open an additional 60 stores during the remainder of 2001. The funds required for such planned expansions are expected to be provided by operating activities and the existing and available bank credit facilities.

Management believes that the cash expected to be generated from operating activities, existing cash, existing bank credit facilities and trade credit will be sufficient to fund the Company's short and long-term capital and liquidity needs for the foreseeable future.

Inflation and Seasonality

The Company has been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. As a result, the Company does not believe the operations have been materially affected by inflation.

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


PART II - OTHER INFORMATION

Item 5.  Other Information

On August 9, 2001, the Company announced the signing of a definitive agreement to acquire all of the outstanding stock of Mid-State Automotive Distributors, Inc ("Mid-State"). Under the terms of the agreement, the Company will purchase all of the outstanding stock of Mid-State for $19.5 million in cash and assume approximately $26.7 million in debt. Mid-State operates 85 stores and 4 distribution centers in Indiana, Kentucky, Tennessee, Mississippi, Alabama, Florida and Georgia and has estimated 2001 revenues of $122 million. The acquisition expands the presence of O'Reilly to seven new states, adds distribution capacity and increases O'Reilly's store count by 80-85 new stores. The transaction is expected to close October 1, 2001. This acquisition will be accounted for using the purchase method of accounting.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:  See Exhibit Index on page 11 hereof.

(b) No reports on Form 8-K were filed by us during the quarter ended June 30, 2001.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           O'REILLY AUTOMOTIVE, INC.

August 14, 2001            /s/  David E. O'Reilly
----------------           -----------------------------------------------------
Date                       David E. O'Reilly, Co-Chairman of the Board and
                             Chief Executive Officer


August 14, 2001            /s/  James R. Batten
-----------------          -----------------------------------------------------
Date                       James R. Batten, Vice-President of Finance and
                             Chief Financial Officer

                            EXHIBIT INDEX


Number                      Description                                     Page

10.25           Note Purchase Agreement, filed herewith                      13
99.1            Certain Risk Factors, filed herewith.                        14

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                     Exhibit 10.25 - Note Purchase Agreement



                                                                  EXECUTION COPY


================================================================================





                            O'REILLY AUTOMOTIVE, INC.



                                  $200,000,000
                         Senior Notes Issuable In Series




                                   $75,000,000
                7.72% Series 2001-A Senior Notes due May 15, 2006


                                   $25,000,000
                7.92% Series 2001-B Senior Notes due May 15, 2008




                                 ================
                             NOTE PURCHASE AGREEMENT
                                 ================



                                Dated May 1, 2001



================================================================================

                                                     Series A PPN:   686091 A* 0
                                                     Series B PPN:   686091 A@ 8

                                TABLE OF CONTENTS

Section                                                                     Page


1.      THE NOTES..............................................................1
   1.1.   Authorization of the Notes...........................................1
   1.2.   The Series 2001 Notes................................................2

2.      SALE AND PURCHASE OF SERIES 2001 NOTES.................................3

3.      CLOSING................................................................3

4.      CONDITIONS TO CLOSING..................................................3
   4.1.   Representations and Warranties.......................................3
   4.2.   Performance; No Default..............................................4
   4.3.   Compliance Certificates..............................................4
   4.4.   Opinions of Counsel..................................................4
   4.5.   Purchase Permitted By Applicable Law, etc............................4
   4.6.   Sale of Other Series 2001 Notes......................................5
   4.7.   Payment of Special Counsel Fees......................................5
   4.8.   Private Placement Number.............................................5
   4.9.   Changes in Corporate Structure.......................................5
   4.10.  Proceedings and Documents............................................5

5.      REPRESENTATIONS AND WARRANTIES OF THE COMPANY..........................5
   5.1.   Organization; Power and Authority....................................5
   5.2.   Authorization, etc...................................................6
   5.3.   Disclosure...........................................................6
   5.4.   Organization and Ownership of Shares of Subsidiaries; Affiliates.....7
   5.5.   Financial Statements.................................................7
   5.6.   Compliance with Laws, Other Instruments, etc.........................8
   5.7.   Governmental Authorizations, etc.....................................8
   5.8.   Litigation; Observance of Agreements, Statutes and Orders............8
   5.9.   Taxes................................................................8
   5.10.  Title to Property; Leases............................................9
   5.11.  Licenses, Permits, etc...............................................9
   5.12.  Compliance with ERISA...............................................10
   5.13.  Private Offering by the Company.....................................10
   5.14.  Use of Proceeds; Margin Regulations.................................11
   5.15.  Existing Debt; Future Liens.........................................11
   5.16.  Foreign Assets Control Regulations, etc.............................11
   5.17.  Status under Certain Statutes.......................................12

   5.18.  Environmental Matters...............................................12

6.      REPRESENTATIONS AND COVENANTS OF EACH PURCHASER.......................12
   6.1.     Purchase for Investment...........................................12
   6.2.     Source of Funds...................................................13
   6.3.     Release of Subsidiary Guaranty....................................14

7.      INFORMATION AS TO COMPANY.............................................14
   7.1.     Financial and Business Information................................14
   7.2.     Officer's Certificate.............................................17
   7.3.     Inspection........................................................17

8.      PREPAYMENT OF THE NOTES...............................................18
   8.1.     Required Prepayments of Series 2001 Notes.........................18
   8.2.     Optional Prepayments with Make-Whole Amount.......................18
   8.3.     Allocation of Partial Prepayments.................................18
   8.4.     Maturity; Surrender, etc..........................................18
   8.5.     Purchase of Notes.................................................19
   8.6.     Make-Whole Amount.................................................19

9.      AFFIRMATIVE COVENANTS.................................................20
   9.1.     Compliance with Law...............................................20
   9.2.     Insurance.........................................................21
   9.3.     Maintenance of Properties.........................................21
   9.4.     Payment of Taxes and Claims.......................................21
   9.5.     Corporate Existence, etc..........................................21
   9.6.     Designation of Unrestricted Subsidiaries..........................22
   9.7.     Additional Subsidiary Guarantors..................................22

10.     NEGATIVE COVENANTS....................................................22
   10.1.    Transactions with Affiliates......................................22
   10.2.    Merger, Consolidation, etc........................................23
   10.3.    Disposition of Stock of Restricted Subsidiary.....................23
   10.4.    Liens.............................................................24
   10.5.    Sales of Assets...................................................25
   10.6.    Limitation on Consolidated Debt...................................26
   10.7.    Minimum Fixed Charge Interest Coverage............................26
   10.8.    Minimum Consolidated Adjusted Net Worth...........................26
   10.9.    Pari Passu Position...............................................26
   10.10.   Nature of Business................................................27

11.     EVENTS OF DEFAULT.....................................................27

12.     REMEDIES ON DEFAULT, ETC..............................................29
   12.1.    Acceleration......................................................29
   12.2.    Other Remedies....................................................30

   12.3.    Rescission........................................................30
   12.4.    No Waivers or Election of Remedies, Expenses, etc.................30

13.     REGISTRATION; EXCHANGE; SUBSTITUTION OF NOTES.........................31
   13.1.    Registration of Notes.............................................31
   13.2.    Transfer and Exchange of Notes....................................31
   13.3.    Replacement of Notes..............................................31

14.     PAYMENTS ON NOTES.....................................................32
   14.1.    Place of Payment..................................................32
   14.2.    Home Office Payment...............................................32

15.     EXPENSES, ETC.........................................................33
   15.1.    Transaction Expenses..............................................33
   15.2.    Survival..........................................................33

16.     SURVIVAL OF REPRESENTATIONS AND WARRANTIES; ENTIRE AGREEMENT..........33

17.     AMENDMENT AND WAIVER..................................................34
   17.1.    Requirements......................................................34
   17.2.    Solicitation of Holders of Notes..................................34
   17.3.    Binding Effect, etc...............................................34
   17.4.    Notes held by Company, etc........................................35

18.     NOTICES...............................................................35

19.     REPRODUCTION OF DOCUMENTS.............................................35

20.     CONFIDENTIAL INFORMATION..............................................36

21.     SUBSTITUTION OF PURCHASER.............................................37

22.     MISCELLANEOUS.........................................................37
   22.1.    Successors and Assigns............................................37
   22.2.    Payments Due on Non-Business Days.................................37
   22.3.    Severability......................................................37
   22.4.    Construction......................................................38
   22.5.    Counterparts......................................................38
   22.6.    Governing Law.....................................................38
   22.7.    Time is of the Essence............................................38

SCHEDULE A            -- INFORMATION RELATING TO PURCHASERS
SCHEDULE B            -- DEFINED TERMS
SCHEDULE 4.9          -- Changes in Corporate Structure
SCHEDULE 5.3          -- Disclosure Materials
SCHEDULE 5.4          -- Subsidiaries of the Company and Ownership of Subsidiary
                         Stock
SCHEDULE 5.5          -- Financial Statements
SCHEDULE 5.8          -- Certain Litigation
SCHEDULE 5.11         -- Patents, etc.
SCHEDULE 5.14         -- Use of Proceeds
SCHEDULE 5.15         -- Existing Debt
SCHEDULE 10.4         -- Existing Liens

EXHIBIT 1.1-A         -- Form of Subsidiary Guaranty
EXHIBIT 1.1-B         -- Form of Supplement
EXHIBIT 1.1-C         -- Form of Intercreditor Agreement
EXHIBIT 1.2-A         -- Form of Series 2001-A Senior Notes due May 15, 2006
EXHIBIT 1.2-B         -- Form of Series 2001-B Senior Notes due May 15, 2008
EXHIBIT 4.4(a)        -- Form of Opinion of Special Counsel for the Company
EXHIBIT 4.4(b)        -- Form of Opinion of Special Counsel for the Purchasers

                            O'REILLY AUTOMOTIVE, INC.
                               233 South Patterson
                           Springfield, Missouri 65802

                                  $200,000,000
                         Senior Notes Issuable In Series

                7.72% Series 2001-A Senior Notes due May 15, 2006
                  7.92% Series 2001-B Senior Notes May 15, 2008

                                   May 1, 2001


TO EACH OF THE PURCHASERS LISTED IN THE ATTACHED SCHEDULE A (the "Purchasers"):

Ladies and Gentlemen:

     O'REILLY AUTOMOTIVE, INC., a Missouri corporation (the "Company"), agrees with you as follows:

1.    THE NOTES.


1.1.  Authorization of the Notes.

     The Company is contemplating the issue and sale of up to $200,000,000 aggregate principal amount of its Senior Notes issuable in one or more series (the "Notes", such term to include any such Notes issued in substitution therefor pursuant to Section 13 of this Agreement). The Notes will be substantially in the form set out in Exhibit 1 to the hereafter defined supplement, with such changes therefrom, if any, as may be approved by the purchasers of such Notes, or Series thereof, and the Company. Certain capitalized terms used in this Agreement are defined in Schedule B; references to a "Schedule" or an "Exhibit" are, unless otherwise specified, to a Schedule or an Exhibit attached to this Agreement. The Notes may be issued in one or more series (each, a "Series" of Notes) and each Series of Notes may be issued in one or more sub-series (each, a Sub-Series). Subject to Section 6.3 hereof, each Series of Notes will be guaranteed by the Subsidiary Guarantors pursuant to a guaranty in substantially the form of Exhibit 1.1-A, with such changes as may be necessary to describe therein the Series of Notes being guaranteed (the "Subsidiary Guaranty"). The banks which are party to the Bank Agreement and the holders of the Notes will enter into an Intercreditor Agreement satisfactory to the holders of the Notes and substantially in the form attached as Exhibit 1.1-C hereto governing their respective rights under the Subsidiary Guaranty and the Bank Guaranty (the "Intercreditor Agreement").

     Each Series of Notes, other than the initial Series, shall be issued pursuant to a supplement to this Agreement (a "Supplement") in substantially the form of Exhibit 1.1-B, and shall be subject to the following terms and conditions:

(a) the designation of each Series of Notes shall distinguish the Notes of one Series from the Notes of all other Series;

(b) the Notes of each Series shall rank pari passu with the Notes of all other Series and the Company's other outstanding unsecured Debt that has not been expressly subordinated to any other Debt of the Company (the "Senior Debt");

(c) each Series of Notes shall be dated the date of issue, bear interest at such rate or rates, mature on such date or dates, be subject to such mandatory prepayments on the dates and with the make-whole amounts, if any, as are provided in the Supplement under which such Notes are issued, and shall have such additional or different conditions precedent to closing and such additional or different representations and warranties or other terms and provisions as shall be specified in such Supplement;

(d) any additional covenants, Defaults, Events of Default, rights or other similar provisions that are added by a Supplement for the benefit of a Series of Notes to be issued pursuant to such Supplement that are more favorable to the holders of such Notes than the comparable terms applicable to any previously issued Series of Notes shall apply automatically to, and be deemed incorporated by reference in, such previously issued Series of Notes, whether or not such Supplement so provides; and

(e) except to the extent provided in foregoing clauses (a) through (d) and as otherwise provided in this Agreement, all of the provisions of this Agreement shall apply to the Notes of each Series.

The Purchasers of the Series 2001 Notes shall not be required to purchase subsequent Series of Notes.

1.2.  The Series 2001 Notes

     The Company has authorized, as the initial Series of Notes hereunder, the issue and sale of (i) $75,000,000 7.72% Series 2001-A Senior Notes due May 15, 2006 (the "Series 2001-A Notes") and (ii) $25,000,000 7.92% Series 2001-B Senior
Notes due May 15, 2008 (the "Series 2001-B Notes"). Each of the Series 2001-A Notes and the Series 2001-B Notes are referred to separately herein as a "Sub-Series" of the Series 2001 Notes and together, the Series 2001-A and Series 2001-B Notes are referred to herein as the "Series 2001 Notes", with such terms to include any such notes issued in substitution therefor pursuant to Section 13 of this Agreement. The Series 2001 Notes shall be substantially in the forms set out in Exhibit 1.2-A and Exhibit 1.2-B, as applicable, with such changes therefrom, if any, as may be approved by you and each of the other purchasers named in Schedule A and the Company. Certain capitalized terms used in this Agreement are defined in Schedule B; references to a "Schedule" or an "Exhibit" are, unless otherwise specified, to a Schedule or an Exhibit attached to this Agreement.

2.    SALE AND PURCHASE OF SERIES 2001 NOTES.

     Subject to the terms and conditions of this Agreement, the Company will issue and sell to you and you will purchase from the Company, at the Closing provided for in Section 3, Series 2001 Notes of the Sub-Series and in the principal amount specified opposite your name in Schedule A at the purchase price of 100% of the principal amount thereof. Your obligation hereunder and the obligations of the other Purchasers are several and not joint obligations and you shall have no obligation hereunder and no liability to any Person for the performance or non-performance by any other Purchaser.

3.    CLOSING.

     The sale and purchase of the Series 2001 Notes to be purchased by you and the other Purchasers shall occur at the offices of Gardner, Carton & Douglas, 321 North Clark Street, Chicago, Illinois 60610, at 10:00 a.m., Central Standard time, at a closing (the "Closing") on May 17, 2001 or on such other Business Day thereafter as may be agreed upon by the Company and you and the other Purchasers. At the Closing the Company will deliver to you the Series 2001 Notes to be purchased by you in the form of a single Series 2001 Note (or such greater number of Series 2001 Notes in denominations of at least $100,000 as you may request) dated the date of the Closing and registered in your name (or in the name of your nominee), against delivery by you to the Company or its order of immediately available funds in the amount of the purchase price therefor by wire transfer of immediately available funds for the account of the Company to account number 093046020, at Commerce Bank, Springfield, Missouri, ABA#101000019, Account Name: O'Reilly Automotive, Inc. Operating Account; O'Reilly Contact: Michelle Bright, telephone number: 417-874-7249; Bank telephone number: 417-837-5275. If at the Closing the Company shall fail to tender such Series 2001 Notes to you as provided above in this Section 3, or any of the conditions specified in Section 4 shall not have been fulfilled to your satisfaction, you shall, at your election, be relieved of all further obligations under this Agreement, without thereby waiving any rights you may have by reason of such failure or such nonfulfillment.

4.    CONDITIONS TO CLOSING.

     Your obligation to purchase and pay for the Series 2001 Notes to be sold to you at the Closing is subject to the fulfillment to your satisfaction, prior to or at the Closing,of the following conditions:

4.1.  Representations and Warranties.

     The representations and warranties of the Company in this Agreement and of the Subsidiary Guarantors in the Subsidiary Guaranty shall be correct when made and at the time of the Closing.

4.2.  Performance; No Default.

     The Company shall have performed and complied with all agreements and conditions contained in this Agreement required to be performed or complied with by it prior to or at the Closing and after giving effect to the issue and sale of the Series 2001 Notes (and the application of the proceeds thereof as contemplated by Schedule 5.14) no Default or Event of Default shall have occurred and be continuing. Neither the Company nor any Subsidiary shall have entered into any transaction since the date of the Memorandum that would have been prohibited by Sections 10.1 through Section 10.10 hereof had such Sections applied since such date.

4.3.  Compliance Certificates.

(a)  Officer's  Certificate.   The  Company  shall  have  delivered  to  you  an
     ---------------------- Officer's Certificate, dated the date of the Closing, certifying that the conditions specified in Sections 4.1, 4.2 and 4.9 have been fulfilled.

(b) Secretary's Certificate. Each of the Company and the Subsidiary Guarantors, as applicable, shall have delivered to you a certificate certifying as to the resolutions attached thereto and other corporate proceedings relating to the authorization, execution and delivery of the Series 2001 Notes and the Agreement by the Company and the Subsidiary Guaranty by the Subsidiary Guarantors.

4.4.  Opinions of Counsel.

     You shall have received opinions in form and substance satisfactory to you, dated the date of the Closing (a) from Greensfelder, Hemker and Gale, PC, special counsel for the Company and the Subsidiary Guarantors, covering the matters set forth in Exhibit 4.4(a) and covering such other matters incident to the transactions contemplated hereby as you or your counsel may reasonably request (and the Company hereby instructs its counsel to deliver such opinion to you) and (b) from Gardner, Carton & Douglas, your special counsel in connection with such transactions, substantially in the form set forth in Exhibit 4.4(b) and covering such other matters incident to such transactions as you may reasonably request.

4.5.  Purchase Permitted By Applicable Law, etc.

     On the date of the Closing your purchase of Series 2001 Notes shall (i) be permitted by the laws and regulations of each jurisdiction to which you are subject, without recourse to provisions (such as Section 1405(a)(8) of the New York Insurance Law) permitting limited investments by insurance companies without restriction as to the character of the particular investment, (ii) not violate any applicable law or regulation (including, without limitation, Regulation G, T or X of the Board of Governors of the Federal Reserve System) and (iii) not subject you to any tax, penalty or liability under or pursuant to any applicable law or regulation, which law or regulation was not in effect on the date hereof. If requested by you, you shall have received an Officer's

Certificate certifying as to such matters of fact as you may reasonably specify to enable you to determine whether such purchase is so permitted.

4.6.  Sale of Other Series 2001 Notes.

     Contemporaneously with the Closing the Company shall sell to the other Purchasers and the other Purchasers shall purchase the Series 2001 Notes to be purchased by them at the Closing as specified in Schedule A.

4.7.  Payment of Special Counsel Fees.

     Without limiting the provisions of Section 15.1, the Company shall have paid on or before the Closing the fees, charges and disbursements of your special counsel referred to in Section 4.4 to the extent reflected in a statement of such counsel rendered to the Company at least one Business Day prior to the Closing.

4.8.  Private Placement Number.

     A Private Placement number issued by Standard & Poor's CUSIP Service Bureau (in cooperation with the Securities Valuation Office of the National Association of Insurance Commissioners) shall have been obtained for the Series 2001 Notes.

4.9.  Changes in Corporate Structure.

     Except as specified in Schedule 4.9, the Company shall not have changed its jurisdiction of incorporation or been a party to any merger or consolidation and shall not have succeeded to all or any substantial part of the liabilities of any other entity, at any time following the date of the most recent financial statements referred to in Schedule 5.5.

4.10. Proceedings and Documents.

     All corporate and other proceedings in connection with the transactions contemplated by this Agreement, the Subsidiary Guaranty and all documents and instruments incident to such transactions shall be satisfactory to you and your special counsel, and you and your special counsel shall have received all such counterpart originals or certified or other copies of such documents as you or they may reasonably request.

5.    REPRESENTATIONS AND WARRANTIES OF THE COMPANY.

     The Company represents and warrants to you that:

5.1.  Organization; Power and Authority.

     Each of the Company and the Subsidiary Guarantors is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation, and is duly qualified as a foreign corporation and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each of the Company and the Subsidiary Guarantors has the corporate power and authority to own or hold under lease the properties it purports to own or hold under lease, to transact the business it transacts and proposes to transact, and, in the case of the Company, to execute and deliver this Agreement and the Series 2001 Notes and to perform the provisions hereof and thereof. Each of the Subsidiary Guarantors has the corporate power and authority to execute and deliver the Subsidiary Guaranty and to perform the provisions thereof.

5.2.    Authorization, etc.

(a) This Agreement and the Series 2001 Notes have been duly authorized by all necessary corporate action on the part of the Company, and this Agreement constitutes, and upon execution and delivery thereof each Series 2001 Note will constitute, a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, except as such enforceability may be limited by (i) applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally and (ii) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

(b) The Subsidiary Guaranty has been duly authorized by all necessary corporate action on the part of each Subsidiary Guarantor, and upon execution and delivery thereof the Subsidiary Guaranty will constitute a legal, valid and binding obligation of each Subsidiary Guarantor enforceable against each Subsidiary Guarantor in accordance with its terms, except as such enforceability may be limited by (i) applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally and
(ii) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

5.3.  Disclosure.

     The Company, through its agent, Banc of America Securities LLC, has delivered to you a copy of a Private Placement Memorandum, dated February 2001 (the "Memorandum"), relating to the transactions contemplated hereby. The Memorandum fairly describes, in all material respects, the general nature of the business and principal properties of the Company and its Restricted Subsidiaries. Except as disclosed in Schedule 5.3, this Agreement, the Memorandum, the documents, certificates or other writings delivered to you by or on behalf of the Company in connection with the transactions contemplated hereby and the financial statements listed in Schedule 5.5, taken as a whole, do not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein not misleading in light of the circumstances under which they were made. Except as disclosed in the Memorandum or as expressly described in Schedule 5.3, or in one of the documents, certificates or other writings identified therein, or in the financial statements listed in Schedule 5.5, since December 31, 2000, there has been no change in the financial condition, operations, business or properties of the Company or any Subsidiary except changes that individually or in the aggregate could not reasonably be expected to have a Material Adverse Effect. There is no fact known to the Company that could reasonably be expected to have a Material Adverse Effect that has not been set forth herein or in the Memorandum or in the other documents, certificates and other writings delivered to you by or on behalf of the Company specifically for use in connection with the transactions contemplated hereby.

5.4.  Organization and Ownership of Shares of Subsidiaries; Affiliates.

(a) Schedule 5.4 contains (except as noted therein) complete and correct lists
(i) of the Company's Subsidiaries, showing, as to each Subsidiary, the correct name thereof, the jurisdiction of its organization, whether such Subsidiary is a Restricted Subsidiary or Unrestricted Subsidiary and the percentage of shares of each class of its capital stock or similar equity interests outstanding owned by the Company and each other Subsidiary, (ii) of the Company's Affiliates, other than Subsidiaries, and (iii) of the Company's directors and senior officers.

(b) All of the outstanding shares of capital stock or similar equity interests of each Subsidiary shown in Schedule 5.4 as being owned by the Company and its Subsidiaries have been validly issued, are fully paid and nonassessable and are owned by the Company or another Subsidiary free and clear of any Lien (except as otherwise disclosed in Schedule 5.4). Except as disclosed in Schedule 5.4, there exist no preemptive or other rights to acquire capital stock or similar equity interests of any such Subsidiary.

(c) Each Subsidiary identified in Schedule 5.4 is a corporation or other legal entity duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, and is duly qualified as a foreign corporation or other legal entity and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each such Subsidiary has the corporate or other power and authority to own or hold under lease the properties it purports to own or hold under lease and to transact the business it transacts and proposes to transact.

(d) No Subsidiary is a party to, or otherwise subject to any legal restriction or any agreement (other than this Agreement, the agreements listed on Schedule
5.4 and customary limitations imposed by corporate law statutes) restricting the ability of such Subsidiary to pay dividends out of profits or make any other similar distributions of profits to the Company or any of its Subsidiaries that owns outstanding shares of capital stock or similar equity interests of such Subsidiary.

5.5.  Financial Statements.

     The Company has delivered to each Purchaser copies of the financial statements of the Company and its Subsidiaries listed on Schedule 5.5. All of said financial statements (including in each case the related schedules and notes) fairly present in all material respects the consolidated financial position of the Company and its Subsidiaries as of the respective dates specified in such Schedule and the consolidated results of their operations and cash flows for the respective periods so specified and have been prepared in accordance with GAAP consistently applied throughout the periods involved except as set forth in the notes thereto (subject, in the case of any interim financial statements, to normal year-end adjustments).

5.6.  Compliance with Laws, Other Instruments, etc.

     The execution, delivery and performance by the Company of this Agreement and the Series 2001 Notes and of the Subsidiary Guaranty by the Guarantors will not (i) contravene, result in any breach of, or constitute a default under, or result in the creation of any Lien in respect of any property of the Company or any Subsidiary under, any indenture, mortgage, deed of trust, loan, purchase or credit agreement, lease, corporate charter or by-laws, or any other Material agreement or instrument to which the Company or any Subsidiary is bound or by which the Company or any Subsidiary or any of their respective properties may be bound or affected, (ii) conflict with or result in a breach of any of the terms, conditions or provisions of any order, judgment, decree, or ruling of any court, arbitrator or Governmental Authority applicable to the Company or any Subsidiary or (iii) violate any provision of any statute or other rule or regulation of any Governmental Authority applicable to the Company or any Subsidiary.

5.7.  Governmental Authorizations, etc.

     No consent, approval or authorization of, or registration, filing or declaration with, any Governmental Authority is required in connection with the execution, delivery or performance by the Company of this Agreement or the Series 2001 Notes or by the Subsidiary Guarantors of the Subsidiary Guaranty.

5.8.  Litigation; Observance of Agreements, Statutes and Orders.

(a) Except as disclosed in Schedule 5.8, there are no actions, suits or proceedings pending or, to the knowledge of the Company, threatened against or affecting the Company or any Subsidiary or any property of the Company or any Subsidiary in any court or before any arbitrator of any kind or before or by any Governmental Authority that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

(b) Neither the Company nor any Subsidiary is in default under any term of any agreement or instrument to which it is a party or by which it is bound, or any order, judgment, decree or ruling of any court, arbitrator or Governmental Authority or is in violation of any applicable law, ordinance, rule or regulation (including without limitation Environmental Laws) of any Governmental Authority, which default or violation, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

5.9.  Taxes.

     The Company and its Subsidiaries have filed all required tax returns that are required to have been filed in any jurisdiction, and have paid all taxes shown to be due and payable on such returns and all other taxes and assessments levied upon them or their properties, assets, income or franchises, to the extent such taxes and assessments have become due and payable and before they have become delinquent, except for any taxes and assessments (i) the amount of which is not individually or in the aggregate Material or (ii) the amount, applicability or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which the Company or a Subsidiary, as the case may be, has established adequate reserves in accordance with GAAP. The Company knows of no basis for any other tax or assessment that could reasonably be expected to have a Material Adverse Effect. The charges, accruals and reserves on the books of the Company and its Subsidiaries in respect of Federal, state or other taxes for all fiscal periods are adequate in accordance with GAAP. The Federal income tax liabilities of the Company and its Subsidiaries have been audited and determined by the Internal Revenue Service and paid for all fiscal years up to and including the fiscal year ended December 31, 1987. The Company is currently under audit for its fiscal years ending December 31, 1997 and December 31, 1998. The Company does not believe there will be any tax liability resulting from such audit which would have a Material Adverse Effect.

5.10. Title to Property; Leases.

     The Company and its Restricted Subsidiaries have good and sufficient title to their respective properties which the Company and its Restricted Subsidiaries own or purport to own that individually or in the aggregate are Material, including all such properties reflected in the most recent audited balance sheet referred to in Section 5.5 or purported to have been acquired by the Company or any Subsidiary after said date (except as sold or otherwise disposed of in the ordinary course of business), in each case free and clear of Liens prohibited by this Agreement. All leases that individually or in the aggregate are Material are valid and subsisting and are in full force and effect in all Material respects.

5.11. Licenses, Permits, etc.

      Except as disclosed in Schedule 5.11,

(a) the Company and its Restricted Subsidiaries own or possess all Material licenses, permits, franchises, authorizations, patents, copyrights, service marks, trademarks and trade names, or rights thereto, that individually or in the aggregate are Material, without known Material conflict with the rights of others;

(b) to the best knowledge of the Company, no product of the Company infringes in any Material respect any license, permit, franchise, authorization, patent, copyright, service mark, trademark, trade name or other right owned by any other Person; and

(c) to the best knowledge of the Company, there is no Material violation by any Person of any right of the Company or any of its Restricted Subsidiaries with respect to any patent, copyright, service mark, trademark, trade name or other right owned or used by the Company or any of its Restricted Subsidiaries.

5.12. Compliance with ERISA.

(a) The Company and each ERISA Affiliate have operated and administered each Plan in compliance with all applicable laws except for such instances of noncompliance as have not resulted in and could not reasonably be expected to result in a Material Adverse Effect. Neither the Company nor any ERISA Affiliate has incurred any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans (as defined in Section 3 of ERISA), and no event, transaction or condition has occurred or exists that could reasonably be expected to result in the incurrence of any such liability by the Company or any ERISA Affiliate, or in the imposition of any Lien on any of the rights, properties or assets of the Company or any ERISA Affiliate, in either case pursuant to Title I or IV of ERISA or to such penalty or excise tax provisions or to Section 401(a)(29) or 412 of the Code, other than such liabilities or Liens as would not be individually or in the aggregate Material.

(b) The present value of the aggregate benefit liabilities under each of the Plans (other than Multiemployer Plans), determined as of the end of such Plan's most recently ended plan year on the basis of the actuarial assumptions specified for funding purposes in such Plan's most recent actuarial valuation report, did not exceed the aggregate current value of the assets of such Plan allocable to such benefit liabilities. The term "benefit liabilities" has the meaning specified in section 4001 of ERISA and the terms "current value" and "present value" have the meaning specified in section 3 of ERISA.

(c) The Company and its ERISA Affiliates have not incurred withdrawal liabilities (and are not subject to contingent withdrawal liabilities) under section 4201 or 4204 of ERISA in respect of Multiemployer Plans that individually or in the aggregate are Material.

(d) The expected postretirement benefit obligation (determined as of the last day of the Company's most recently ended fiscal year in accordance with Financial Accounting Standards Board Statement No. 106, without regard to liabilities attributable to continuation coverage mandated by section 4980B of the Code) of the Company and its Subsidiaries is not Material or has otherwise been disclosed in the most recent audited consolidated financial statements of the Company and its Subsidiaries.

(e) The execution and delivery of this Agreement and the issuance and sale of the Series 2001 Notes hereunder will not involve any transaction that is subject to the prohibitions of section 406 of ERISA or in connection with which a tax could be imposed pursuant to section 4975(c)(1)(A)-(D) of the Code. The representation by the Company in the first sentence of this Section 5.12(e) is made in reliance upon and subject to the accuracy of your representation in
Section 6.2 as to the sources of the funds used to pay the purchase price of the Series 2001 Notes to be purchased by you.

5.13. Private Offering by the Company.

     Neither the Company nor anyone acting on its behalf has offered the Series 2001 Notes or any similar securities for sale to, or solicited any offer to buy any of the same from, or otherwise approached or negotiated in respect thereof with, any person other than you, the Other Purchasers and not more than 55 other Institutional Investors, each of which has been offered the Series 2001 Notes at a private sale for investment. Neither the Company nor anyone acting on its behalf has taken, or will take, any action that would subject the issuance or sale of the Series 2001 Notes to the registration requirements of Section 5 of the Securities Act.

5.14. Use of Proceeds; Margin Regulations.

     The Company will apply the proceeds of the sale of the Series 2001 Notes as set forth in Schedule 5.14. No part of the proceeds from the sale of the Series 2001 Notes hereunder will be used, directly or indirectly, for the purpose of buying or carrying any margin stock within the meaning of Regulation U of the Board of Governors of the Federal Reserve System (12 CFR 207), or for the purpose of buying or carrying or trading in any securities under such circumstances as to involve the Company in a violation of Regulation X of said Board (12 CFR 224) or to involve any broker or dealer in a violation of Regulation T of said Board (12 CFR 220). Margin stock does not constitute more than 1% of the value of the consolidated assets of the Company and its Subsidiaries and the Company does not have any present intention that margin stock will constitute more than 1% of the value of such assets. As used in this Section, the terms "margin stock" and "purpose of buying or carrying" shall have the meanings assigned to them in said Regulation U.

5.15. Existing Debt; Future Liens.

(a) Except as described therein, Schedule 5.15 sets forth a complete and correct list of all outstanding Debt of the Company and its Subsidiaries as of May 1, 2001, since which date there has been no Material change in the amounts, interest rates, sinking funds, installment payments or maturities of the Debt of the Company or its Subsidiaries. Neither the Company nor any Subsidiary is in default and no waiver of default is currently in effect, in the payment of any principal or interest on any Debt of the Company or such Subsidiary and no event or condition exists with respect to any Debt of the Company or any Subsidiary that would permit (or that with notice or the lapse of time, or both, would permit) one or more Persons to cause such Debt to become due and payable before its stated maturity or before its regularly scheduled dates of payment.

(b) Except as disclosed in Schedule 5.15, neither the Company nor any Restricted Subsidiary has agreed or consented to cause or permit in the future (upon the happening of a contingency or otherwise) any of its property, whether now owned or hereafter acquired, to be subject to a Lien not permitted by Section 10.3.

5.16. Foreign Assets Control Regulations, etc.

     Neither the sale of the Series 2001 Notes by the Company hereunder nor its use of the proceeds thereof will violate the Trading with the Enemy Act, as amended, or any of the foreign assets control regulations of the United States Treasury Department (31 CFR, Subtitle B, Chapter V, as amended) or any enabling legislation or executive order relating thereto.

5.17. Status under Certain Statutes.

     Neither the Company nor any Restricted Subsidiary is subject to regulation under the Investment Company Act of 1940, as amended, the Public Utility Holding Company Act of 1935, as amended, the Interstate Commerce Act, as amended, or the Federal Power Act, as amended.

5.18.  Environmental Matters.

     Neither the Company nor any Subsidiary has knowledge of any claim or has received any notice of any claim, and no proceeding has been instituted raising any claim against the Company or any of its Subsidiaries or any of their respective real properties now or formerly owned, leased or operated by any of them or other assets, alleging any damage to the environment or violation of any Environmental Laws, except, in each case, such as could not reasonably be expected to result in a Material Adverse Effect. Except as otherwise disclosed to you in writing,

(a) neither the Company nor any Subsidiary has knowledge of any facts which would give rise to any claim, public or private, of violation of Environmental Laws or damage to the environment emanating from, occurring on or in any way related to real properties now or formerly owned, leased or operated by any of them or to other assets or their use, except, in each case, such as could not reasonably be expected to result in a Material Adverse Effect;

(b) neither the Company nor any of its Subsidiaries has stored any Hazardous Materials on real properties now or formerly owned, leased or operated by any of them and has not disposed of any Hazardous Materials in a manner contrary to any Environmental Laws in each case in any manner that could reasonably be expected to result in a Material Adverse Effect; and

(c) all buildings on all real properties now owned, leased or operated by the Company or any of its Subsidiaries are in compliance with applicable Environmental Laws, except where failure to comply could not reasonably be expected to result in a Material Adverse Effect.

6.    REPRESENTATIONS AND COVENANTS OF EACH PURCHASER.

6.1.  Purchase for Investment.

(a) You represent that you are purchasing the Notes for your own account or for one or more separate accounts maintained by you or for the account of one or more pension or trust funds and not with a view to the distribution thereof, provided that the disposition of your or their property shall at all times be within your or their control. You understand that the offer and sale of the Notes have not been registered under the Securities Act and the Notes may be resold only if registered pursuant to the provisions of the Securities Act or if an exemption from registration is available, except under circumstances where neither such registration nor such an exemption is required by law, and that the Company is not required to register the Notes.

(b) With respect to purchasers of the Series 2001 Notes, you represent that you have received a copy of the Memorandum and that you are an "accredited investor" within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act.

6.2.  Source of Funds.

     You represent that at least one of the following statements is an accurate representation as to each source of funds (a "Source") to be used by you to pay the purchase price of the Series 2001 Notes to be purchased by you hereunder:

(a) the Source is an insurance company general account as such term is used in Prohibited Transaction Class Exemption ("PTE") 95-60 issued by the United States Department of Labor and there is no employee benefit plan (treating as a single plan all plans maintained by the same employer or employee organization) with respect to which the amount of the general account reserves and liabilities for all contracts held by or on behalf of such plan exceeds 10% of the total reserves and liabilities of such general account (exclusive of separate account liabilities) plus surplus, as set forth in the NAIC Annual Statements filed with your state of domicile;

(b) the Source is an insurance company separate account maintained solely in connection with the fixed contractual obligations of the insurance company under which the amounts payable, or credited, to any employee benefit plan (or its related trust) and to any participant or beneficiary of such plan (including any annuitant) are not affected in any manner by the investment performance of the separate account; or

(c) the Source is either (i) an insurance company pooled separate account, within the meaning of PTE 90-1 (issued January 29, 1990), or (ii) a bank collective investment fund, within the meaning of the PTE 91-38 (issued July 12, 1991) and, except as you have disclosed to the Company in writing pursuant to this paragraph (b), no employee benefit plan or group of plans maintained by the same employer or employee organization beneficially owns more than 10% of all assets allocated to such pooled separate account or collective investment fund; or

(d) the Source constitutes assets of an "investment fund" (within the meaning of Part V of the QPAM Exemption) managed by a "qualified professional asset manager" or "QPAM" (within the meaning of Part V of the QPAM Exemption), no employee benefit plan's assets that are included in such investment fund, when combined with the assets of all other employee benefit plans established or maintained by the same employer or by an affiliate (within the meaning of section V(c)(1) of the QPAM Exemption) of such employer or by the same employee organization and managed by such QPAM, exceed 20% of the total client assets managed by such QPAM, the conditions of Part I(c) and (g) of the QPAM Exemption are satisfied, neither the QPAM nor a person controlling or controlled by the QPAM (applying the definition of "control" in section V(e) of the QPAM Exemption) owns a 5% or more interest in the Company and (i) the identity of such QPAM and (ii) the names of all employee benefit plans whose assets are included in such investment fund have been disclosed to the Company in writing pursuant to this paragraph (d); or

(e) the Source is a governmental plan; or

(f) the Source is one or more employee benefit plans, or a separate account or trust fund comprised of one or more employee benefit plans, each of which has been identified to the Company in writing pursuant to this paragraph (f); or

(g) the Source does not include assets of any employee benefit plan, other than a plan exempt from the coverage of ERISA.

As used in this Section 6.2, the terms "employee benefit plan", "governmental plan", "party in interest" and "separate account" shall have the respective meanings assigned to such terms in Section 3 of ERISA.

6.3.  Release of Subsidiary Guaranty

     You and each subsequent holder of a Note agree to release any Subsidiary Guarantor from the Subsidiary Guaranty at such time as the banks which are party to the Bank Agreement release such Subsidiary Guarantor from the Bank Guaranty; provided, however, that you and each subsequent holder will not be required to release a Subsidiary Guarantor from the Subsidiary Guaranty if (a) such Subsidiary Guarantor is to become a borrower under the Bank Agreement or (b) such release is part of a plan of financing that contemplates such Subsidiary Guarantor incurring a Debt or guaranteeing any other Debt of the Company or (c) if immediately prior to such release, a Default or Event of Default shall have occurred which has not been waived or cured, or (d) all compensation directly or indirectly provided to such banks shall not have also been provided on an equal and ratable basis to the holders of the Notes. Your obligation to release a Subsidiary Guarantor from the Subsidiary Guaranty is further conditioned upon your receipt of a certificate from a Senior Financial Officer of the Company stating that none of the circumstances described in clauses (a) through (d) of this Section 6.3 above is true.

7.    INFORMATION AS TO COMPANY.

7.1.  Financial and Business Information

     The Company shall deliver to each holder of Notes that is an Institutional
Investor:

(a) Quarterly Statements -- within 60 days after the end of each quarterly fiscal period of the Company (other than the last quarterly fiscal period of each fiscal year), duplicate copies of,

(i) an unaudited consolidated balance sheet of the Company and its Subsidiaries as at the end of such quarter, and

(ii) unaudited consolidated statements of income, changes in shareholders' equity and cash flows of the Company and its Subsidiaries, for such quarter and (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter, setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP, except that any unaudited financial statements will not contain footnotes and will be subject to year-end adjustments, applicable to quarterly financial statements generally, and certified by a Senior Financial Officer as fairly presenting, in all material respects, the financial position of the companies being reported on and their results of operations and cash flows, subject to changes resulting from year-end adjustments, provided that delivery within the time period specified above of copies of the Company's Quarterly Report on Form 10-Q prepared in compliance with the requirements therefor and filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section 7.1(a);

(b)      Annual Statements -- within 105 days after the end of each fiscal year
         -----------------
of the Company, duplicate copies of,

(i) a consolidated balance sheet of the Company and its Subsidiaries, as at the end of such year, and

(ii) consolidated statements of income, changes in shareholders' equity and cash flows of the Company and its Subsidiaries, for such year,

setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP, and accompanied by an opinion thereon of independent certified public accountants of recognized national standing, which opinion shall state that such financial statements present fairly, in all material respects, the financial position of the companies being reported upon and their results of operations and cash flows and have been prepared in conformity with GAAP, and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards, and that such audit provides a reasonable basis for such opinion in the circumstances; provided that the delivery within the time period specified above of the Company's Annual Report on Form 10-K for such fiscal year (together with the Company's annual report to shareholders, if any, prepared pursuant to Rule 14a-3 under the Exchange Act) prepared in accordance with the requirements therefor and filed with the Securities and Exchange Commission, shall be deemed to satisfy the requirements of this Section (b);

(c) Unrestricted Subsidiaries - in the event that Unrestricted Subsidiaries account for more than 10% of the Consolidated Total Assets of the Company and its Subsidiaries, or more than 10% of the Consolidated Net Income of the Company and its Subsidiaries, then the financial information delivered pursuant to (a) and (b) of this Section 7.1 shall be accompanied by unaudited financial statements for all Unrestricted Subsidiaries of the Company taken as a group, together with consolidating statements reflecting eliminations or adjustments required to reconcile such group statements to the consolidated financial statements of the Company and its Subsidiaries;

(d) SEC and Other Reports -promptly upon their becoming available, one copy of
(i) each financial statement, report, notice or proxy statement sent by the Company or any Subsidiary to public securities holders generally, and (ii) each regular or periodic report, each registration statement (without exhibits except as expressly requested by such holder), and each prospectus and all amendments thereto filed by the Company or any Subsidiary with the Securities and Exchange Commission and of all press releases and other statements made available generally by the Company or any Subsidiary to the public concerning developments that are Material;

(e) Notice of Default or Event of Default -- promptly, and in any event within five Business Days after a Responsible Officer becoming aware of the existence of any Default or Event of Default hereunder or a "Default" or "Event of Default" as such terms are defined in the Intercreditor Agreement or that any Person has given any notice or taken any action with respect to a claimed default hereunder or that any Person has given any notice or taken any action with respect to a claimed default of the type referred to in Section 11(f), a written notice specifying the nature and period of existence thereof and what action the Company is taking or proposes to take with respect thereto;

(f) ERISA Matters -- promptly, and in any event within five days after a Responsible Officer becoming aware of any of the following, a written notice setting forth the nature thereof and proposed action with regard to reportable events (as defined in Section 4043(b) of ERISA and the regulations thereunder), termination proceedings (as defined in Section 4042 of ERISA) and any liabilities or Liens relating to Plans which may have a Material Adverse Effect;

(g) Notices from Governmental Authority -- promptly, and in any event within 30 days of receipt thereof, copies of any notice to the Company or any Subsidiary from any Federal or state Governmental Authority relating to any order, ruling, statute or other law or regulation that could reasonably be expected to have a Material Adverse Effect;

(h) Litigation - within 15 days after the Company obtains knowledge thereof, notice of any litigation or any governmental proceeding in which damages sought exceed $5,000,000 or which may have a Material Adverse Effect;

(i) Supplements -- in the event that more than one Series of notes is issued under the Note Agreement, within ten (10) Business Days after execution and delivery, a copy of any Supplement to the Note Purchase Agreement executed in connection with such issuance; and

(j) Requested Information -- with reasonable promptness, such other data and information relating to the business, operations, affairs, financial condition, assets or properties of the Company or any of its Subsidiaries or relating to the ability of the Company to perform its obligations hereunder and under the Series 2001 Notes as from time to time may be reasonably requested by any such holder of Series 2001 Notes.

7.2. Officer's Certificate.

                  Each set of financial statements delivered to a holder of Series 2001 Notes pursuant to Section 7.1(a) or Section (b) hereof shall be accompanied by a certificate of a Senior Financial Officer setting forth:

(a) Covenant Compliance - (i) a list of Unrestricted Subsidiaries, if any, and
(ii) the information (including detailed calculations) required in order to establish whether the Company was in compliance with the requirements of Section
10.1 through Section 10.10 hereof, inclusive, during the quarterly or annual period covered by the statements then being furnished (including with respect to each such Section, where applicable, the calculations of the maximum or minimum amount, ratio or percentage, as the case may be, permissible under the terms of such Sections, and the calculation of the amount, ratio or percentage then in existence);

(b) Consolidated Total Assets - if there exist any Unrestricted Subsidiaries, a detailed calculation demonstrating the percentage of Consolidated Total Assets of the Company and its Subsidiaries derived from assets of Unrestricted Subsidiaries as of the date of the certificate; and

(c) Event of Default -- a statement that such officer has reviewed the relevant terms hereof and has made, or caused to be made, under his or her supervision, a review of the transactions and conditions of the Company and its Subsidiaries from the beginning of the quarterly or annual period covered by the statements then being furnished to the date of the certificate and that such review shall not have disclosed the existence during such period of any condition or event that constitutes a Default or an Event of Default or, if any such condition or event existed or exists (including, without limitation, any such event or condition resulting from the failure of the Company or any Subsidiary to comply with any Environmental Law), specifying the nature and period of existence thereof and what action the Company shall have taken or proposes to take with respect thereto.

7.3.              Inspection.

                  The Company shall permit each holder of a Note:

(a) No Default -- if no Default or Event of Default then exists, at the expense of such holder and upon reasonable prior notice to the Company, to visit the principal executive office of the Company, to discuss the affairs, finances and accounts of the Company and its Restricted Subsidiaries with the Company's officers, and (with the consent of the Company, which consent will not be unreasonably withheld) its independent public accountants, to visit the other offices and properties of the Company and each Restricted Subsidiary, all at such reasonable times and as often as may be reasonably requested in writing; and

(b) Default -- if a Default or Event of Default then exists, at the expense of the Company to visit and inspect any of the offices or properties of the Company or any Restricted Subsidiary, to examine all their respective books of account, records, reports and other papers, to make copies and extracts therefrom, and to discuss their respective affairs, finances and accounts with their respective officers and independent public accountants (and by this provision the Company authorizes said accountants to discuss the affairs, finances and accounts of the

Company and its Restricted Subsidiaries), all at such times and as often as may be requested.

8.       PREPAYMENT OF THE NOTES

8.1.              Required Prepayments of Series 2001 Notes.

                  There shall be no required prepayments with respect to the Series 2001 Notes.

8.2.              Optional Prepayments with Make-Whole Amount.

                  The Company may, at its option, upon notice as provided below, prepay at any time all, or from time to time any part of, the Notes of any Series, including the Series 2001 Notes, in an amount not less than 5% of the aggregate principal amount of such Series then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, plus accrued interest to the date of prepayment, plus the Make-Whole Amount determined for the prepayment date with respect to such principal amount. The Company will give each holder of Notes written notice of each optional prepayment under this
Section 8.2 not less than 30 days and not more than 60 days prior to the date fixed for such prepayment. Each such notice shall specify such date, the aggregate principal amount of the Notes to be prepaid on such date, the principal amount of each Note held by such holder to be prepaid (determined in accordance with Section 8.3), and the interest to be paid on the prepayment date with respect to such principal amount being prepaid, and shall be accompanied by a certificate of a Senior Financial Officer as to the estimated Make-Whole Amount due in connection with such prepayment (calculated as if the date of such notice were the date of the prepayment), setting forth the details of such computation. Two Business Days prior to such prepayment, the Company shall deliver to each holder of Notes a certificate of a Senior Financial Officer specifying the calculation of such Make-Whole Amount as of the specified prepayment date.

8.3.              Allocation of Partial Prepayments.

                  In the case of each partial prepayment of the Notes of any Series, the principal amount of the Notes of such Series to be prepaid shall be allocated among all of the Notes of such Series at the time outstanding in proportion, as nearly as practicable, to the respective unpaid principal amounts thereof not theretofore called for prepayment.

8.4.              Maturity; Surrender, etc.

                  In the case of each prepayment of Notes pursuant to this
Section 8, the principal amount of each Note to be prepaid shall mature and become due and payable on the date fixed for such prepayment, together with interest on such principal amount accrued to such date and the applicable Make-Whole Amount, if any. From and after such date, unless the Company shall fail to pay such principal amount when so due and payable, together with the interest and Make-Whole Amount, if any, as aforesaid, interest on such principal amount shall cease to accrue. Any Note paid or prepaid in full shall be surrendered to the Company and cancelled and shall not be reissued, and no Note shall be issued in lieu of any prepaid principal amount of any Note.

8.5.              Purchase of Notes.

                  The Company will not and will not permit any Affiliate to purchase, redeem, prepay or otherwise acquire, directly or indirectly, any of the outstanding Notes except upon the payment or prepayment of the Notes in accordance with the terms of this Agreement and the Notes. The Company will promptly cancel all Notes acquired by it or any Affiliate pursuant to any payment, prepayment or purchase of Notes pursuant to any provision of this Agreement and no Notes may be issued in substitution or exchange for any such Notes.

8.6.              Make-Whole Amount.

                  The term "Make-Whole Amount" means, with respect to any Note, an amount equal to the excess, if any, of the Discounted Value of the Remaining Scheduled Payments with respect to the Called Principal of such Note over the amount of such Called Principal, provided that the Make-Whole Amount may in no event be less than zero. For the purposes of determining the Make-Whole Amount, the following terms have the following meanings:

                  "Called Principal" means, with respect to any Note, the principal of such Note that is to be prepaid pursuant to Section 8.2 or has become or is declared to be immediately due and payable pursuant to
         Section 12.1, as the context requires.

                  "Discounted Value" means, with respect to the Called Principal of any Note, the amount obtained by discounting all Remaining Scheduled Payments with respect to such Called Principal from their respective scheduled due dates to the Settlement Date with respect to such Called Principal, in accordance with accepted financial practice and at a discount factor (applied on the same periodic basis as that on which interest on the Notes is payable) equal to the Reinvestment Yield with respect to such Called Principal.

                  "Reinvestment Yield" means, with respect to the Called Principal of any Note, .50% over the yield to maturity implied by (i) the yields reported, as of 10:00 A.M. (New York City time) on the second Business Day preceding the Settlement Date with respect to such Called Principal, on the display designated as the "PX Screen" on the Bloomberg Financial Market Service (or such other display as may replace the "PX Screen" on the Bloomberg Financial Market Service) for actively traded U.S. Treasury securities having a maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date, or (ii) if such yields are not reported as of such time or the yields reported as of such time are not ascertainable, the Treasury Constant Maturity Series Yields reported, for the latest day for which such yields have been so reported as of the second Business Day preceding the Settlement Date with respect to such Called Principal, in Federal Reserve Statistical Release H.15 (519) (or any comparable successor publication) for actively traded U.S. Treasury securities having a constant maturity equal to the Remaining Average Life of such Called Principal as of such Settlement Date. Such implied yield will be determined, if necessary, by (a) converting U.S. Treasury bill quotations to bond-equivalent yields in accordance with accepted financial practice and (b) interpolating linearly between (1) the actively traded U.S. Treasury security with the duration closest to and greater than the Remaining Average Life and (2) the actively traded U.S. Treasury security with the duration closest to and less than the Remaining Average Life.

                  "Remaining Average Life" means, with respect to any Called Principal, the number of years (calculated to the nearest one-twelfth year) obtained by dividing (i) such Called Principal into (ii) the sum of the products obtained by multiplying (a) the principal component of each Remaining Scheduled Payment with respect to such Called Principal by (b) the number of years (calculated to the nearest one-twelfth year) that will elapse between the Settlement Date with respect to such Called Principal and the scheduled due date of such Remaining Scheduled Payment.

                  "Remaining Scheduled Payments" means, with respect to the Called Principal of any Note, all payments of such Called Principal and interest thereon that would be due after the Settlement Date with respect to such Called Principal if no payment of such Called Principal were made prior to its scheduled due date, provided that if such Settlement Date is not a date on which interest payments are due to be made under the terms of the Notes, then the amount of the next succeeding scheduled interest payment will be reduced by the amount of interest accrued to such Settlement Date and required to be paid on such Settlement Date pursuant to Section 8.2 or 12.1.

                  "Settlement Date" means, with respect to the Called Principal of any Note, the date on which such Called Principal is to be prepaid pursuant to Section 8.2 or has become or is declared to be immediately due and payable pursuant to Section 12.1, as the context requires.

9.       AFFIRMATIVE COVENANTS.

                  The Company covenants that so long as any of the Notes are outstanding:

9.1.              Compliance with Law.

                  The Company will and will cause each of its Subsidiaries to comply with all laws, ordinances or governmental rules or regulations to which each of them is subject, including, without limitation, Environmental Laws, and will obtain and maintain in effect all licenses, certificates, permits, franchises and other governmental authorizations necessary to the ownership of their respective properties or to the conduct of their respective businesses, in each case to the extent necessary to ensure that non-compliance with such laws, ordinances or governmental rules or regulations or failures to obtain or maintain in effect such licenses, certificates, permits, franchises and other governmental authorizations could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

9.2.              Insurance.

                  The Company will, and will cause each of its Subsidiaries to maintain, with financially sound and reputable insurers, insurance with respect to their respective properties and businesses against such casualties and contingencies, of such types, on such terms and in such amounts (including deductibles, co-insurance and self-insurance, if adequate reserves are maintained with respect thereto) as is customary in the case of entities of established reputations engaged in the same or a similar business and similarly situated.

9.3.              Maintenance of Properties.

                  The Company will and will cause each of its Restricted Subsidiaries to maintain and keep, or cause to be maintained and kept, their respective properties in good repair, working order and condition (other than ordinary wear and tear), so that the business carried on in connection therewith may be properly conducted at all times, provided that this Section shall not prevent the Company or any Restricted Subsidiary from discontinuing the operation and the maintenance of any of its properties if such discontinuance is desirable in the conduct of its business and the Company has concluded that such discontinuance could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

9.4.              Payment of Taxes and Claims.

                  The Company will and will cause each of its Subsidiaries to file all tax returns required to be filed in any jurisdiction and to pay and discharge all taxes shown to be due and payable on such returns and all other taxes, assessments, governmental charges, or levies imposed on them or any of their properties, assets, income or franchises, to the extent such taxes and assessments have become due and payable and before they have become delinquent and all claims for which sums have become due and payable that have or might become a Lien on properties or assets of the Company or any Subsidiary, provided that neither the Company nor any Subsidiary need pay any such tax or assessment or claims if (i) the amount, applicability or validity thereof is contested by the Company or such Subsidiary on a timely basis in good faith and in appropriate proceedings, and the Company or a Subsidiary has established adequate reserves therefor in accordance with GAAP on the books of the Company or such Subsidiary or (ii) the nonpayment of all such taxes and assessments in the aggregate could not reasonably be expected to have a Material Adverse Effect.

9.5.              Corporate Existence, etc.

                  The Company will at all times preserve and keep in full force and effect its corporate existence. Subject to Sections 10.2, 10.3 and 10.5, the Company will at all times preserve and keep in full force and effect the corporate existence of each of its Restricted Subsidiaries (unless merged into the Company or a Subsidiary) and all rights and franchises of the Company and its Subsidiaries unless, in the good faith judgment of the Company, the termination of or failure to preserve and keep in full force and effect such corporate existence, right or franchise could not, individually or in the aggregate, have a Material Adverse Effect.

9.6.              Designation of Unrestricted Subsidiaries.

                  The Company may designate a Restricted Subsidiary as an Unrestricted Subsidiary and an Unrestricted Subsidiary as a Restricted Subsidiary, provided that: (a) if such Subsidiary initially is a Restricted Subsidiary, then such Restricted Subsidiary may be subsequently redesignated as an Unrestricted Subsidiary and such Unrestricted Subsidiary may be subsequently designated as a Restricted Subsidiary, but no further changes in designation may be made; (b) if such Subsidiary initially is an Unrestricted Subsidiary, then such Unrestricted Subsidiary may be subsequently redesignated as a Restricted Subsidiary and such Restricted Subsidiary may be subsequently redesignated as an Unrestricted Subsidiary, but no further changes in designation may be made; and
(c) no such designation of a Restricted Subsidiary as an Unrestricted Subsidiary shall be permitted unless immediately before and after such designation there exists no Default or Event of Default.

9.7.              Additional Subsidiary Guarantors.

(a) Within (i) ten (10) days after the end of each fiscal quarter of the Company or, (ii) if applicable, at any time sooner required by the Bank Agreement in connection with any acquisition that results in the creation of a domestic Subsidiary, the Company shall cause each domestic Subsidiary created or acquired during the fiscal quarter then ending or, in the case of acquisition, then being acquired, to execute and deliver to the holders of the Notes the Subsidiary Guaranty amended so that such domestic Subsidiary becomes a party thereto and such other documentation as the Required Holders of each Series may reasonably request to cause such Subsidiary to evidence and otherwise implement the Subsidiary Guaranty for the repayment of the obligations contemplated by the Subsidiary Guaranty and this Agreement.

(b) All documents evidencing the addition of such new domestic Subsidiaries to the Subsidiary Guaranty shall be delivered to the holders of the Notes simultaneously with the delivery of documents required to be delivered with respect to the Bank Guaranty pursuant to the terms of the Bank Agreement.

10.      NEGATIVE COVENANTS.

                  The Company covenants that so long as any of the Notes are outstanding:

10.1.    Transactions with Affiliates.

                  The Company will not and will not permit any Restricted Subsidiary to enter into directly or indirectly any transaction or Material group of related transactions (including without limitation the purchase, lease, sale or exchange of properties of any kind or the rendering of any service) with any Affiliate (other than the Company or another Restricted Subsidiary), except in the ordinary course and pursuant to the reasonable requirements of the Company's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Company or such Subsidiary than would be obtainable in a comparable arm's-length transaction with a Person not an Affiliate.

10.2.    Merger, Consolidation, etc.

                  The Company shall not, and shall not permit any Restricted Subsidiary to, consolidate with or merge with any other corporation or convey, transfer or lease substantially all of its assets in a single transaction or series of transactions to any Person provided, however, that:

(a) the Company may consolidate or merge with any other Person if the successor formed by such consolidation or the survivor of such merger or the Person that acquires by conveyance, transfer or lease substantially all of the assets of the Company as an entirety, as the case may be, shall be a solvent corporation organized and existing under the laws of the United States or any State thereof (including the District of Columbia), and, if the Company is not such corporation, (i) such corporation shall have executed and delivered to each holder of any Series 2001 Notes its assumption of the due and punctual performance and observance of each covenant and condition of this Agreement and the Series 2001 Notes, (ii) shall have caused to be delivered to each holder of any Series 2001 Notes an opinion of nationally recognized independent counsel, or other independent counsel reasonably satisfactory to the Required Holders, to the effect that all agreements or instruments effecting such assumption are enforceable in accordance with their terms and comply with the terms hereof and
(iii) immediately after giving effect to such transaction, no Default or Event of Default shall have occurred and be continuing;

(b) Any Restricted Subsidiary may (i) merge into the Company (provided that the Company is the surviving corporation) or another Restricted Subsidiary or (ii) sell, transfer or lease all or any part of its assets to the Company or another Restricted Subsidiary, or (iii) merge or consolidate with, or sell, transfer or lease all or substantially all of its assets to, any Person in a transaction that is permitted by Section 10.5 or, as a result of which, such Person becomes a Restricted Subsidiary; provided in each instance set forth in clauses (i) through (iii) that, immediately before and after giving effect thereto, there shall exist no Default or Event of Default.

No such conveyance, transfer or lease of substantially all of the assets of the Company shall have the effect of releasing the Company or any successor corporation that shall theretofore have become such in the manner prescribed in this Section 10.2 from its liability under this Agreement or the Series 2001 Notes.

10.3.    Disposition of Stock of Restricted Subsidiary.

(a) The Company will not permit any Restricted Subsidiary to issue or sell any shares of stock of any class (including as "stock" for the purposes of this section, any warrants, rights or options to purchase or otherwise acquire stock or other securities exchangeable for or convertible into stock) of such Restricted Subsidiary to any Person other than the Company or a Wholly-Owned Restricted Subsidiary, except for the purpose of qualifying directors, or except in satisfaction of the validly pre-existing preemptive or contractual rights of minority shareholders in connection with the simultaneous issuance of stock to the Company or a Restricted Subsidiary whereby the Company or such Restricted

Subsidiary maintain their same proportionate interest in such Restricted Subsidiary or the extent required by applicable law; and

(b) The Company will not sell, transfer or otherwise dispose of any shares of stock of any Restricted Subsidiary (except to qualify directors), and will not permit any Restricted Subsidiary to sell, transfer or otherwise dispose of (except to the Company or a Wholly-Owned Restricted Subsidiary) any share of stock of any other Restricted Subsidiary, unless such sale or other disposition can be made pursuant to the requirements of Section 10.2 or of Section 10.5.

10.4.    Liens.

         The Company and its Restricted Subsidiaries shall not create or incur any Lien on its property except for the following:

(a) Liens for taxes, assessments or other governmental charges which are not yet due and payable or that are being contested in good faith;

(b) Liens incidental to the conduct of business or the ownership of properties and assets (including landlords', carriers', warehousemen's, mechanics,' materialmen's and other similar Liens) and Liens to secure the performance of bids, tenders, leases, or trade contracts, or to secure statutory obligations (including obligations under workers compensation, unemployment insurance and other social security legislation), surety or appeal bonds or other Liens incurred in the ordinary course of business and not in connection with borrowed money;

(c) Liens resulting from judgments, unless such judgments are not, within 60 days, discharged or stayed pending appeal, or shall not have been discharged within 60 days after the expiration of any such stay;

(d) Liens securing Debt of a Restricted Subsidiary owed to the Company or to another Restricted Subsidiary;

(e)      Liens in existence at Closing and set forth on Schedule 10.4;

(f) minor survey exceptions and the like which do not Materially detract from the value of the property subject to such exceptions;

(g) leases, subleases, easements, rights-of-way, zoning restrictions or other restrictions and other similar charges or encumbrances incidental to the ownership of property or assets or the ordinary conduct of the Company or any of its Restricted Subsidiaries' businesses, provided that the aggregate of such Liens do not Materially detract from the value of property subject to such Liens;

(h) Liens (i) existing on property at the time of its acquisition or construction by the Company or a Restricted Subsidiary and not created in contemplation thereof; (ii) on property created contemporaneously with its acquisition or within 180 days of the acquisition or completion of construction or improvement thereof to secure or provide for all or a portion of the purchase price or cost of construction or improvement thereof; or (iii) existing on property of a Person at the time such Person is consolidated with or merged into the Company or a Restricted Subsidiary and not created in contemplation thereof; provided that in the case of clauses (i), (ii) and (iii) such Liens do not extend to additional property of the Company or any Restricted Subsidiary (other than property that is an improvement to or is acquired for specific use in connection with the subject property) and, in the case of clause (ii) only, that the aggregate principal amount of Debt secured by such Lien shall not exceed the lesser of (y) the cost of acquisition or construction or (z) fair market value of such property (as determined in good faith by one or more officers of the Company to whom authority to enter into the transaction has been delegated by the board of directors);

(i) any Liens renewing, extending or replacing Liens permitted by sections (d),
(e), (h) and (i), provided that (A) the principal amount of the Debt secured is not increased or the maturity thereof reduced, (B) such Lien is not extended to any other property, and (C) immediately after such extension, renewal, or refunding, no Default or Event of Default would exist; and

(j) Liens securing Debt of the Company and its Restricted Subsidiaries not otherwise permitted by paragraphs (a) through (i) above, provided that (i) Priority Debt outstanding does not exceed 15% of Consolidated Adjusted Net Worth and (ii) such Priority Debt could be incurred without violating Section 10.6 and
Section 10.7.

         If, notwithstanding the prohibition contained herein, the Company shall, or shall permit any of its Restricted Subsidiaries to directly or indirectly create, incur, assume or permit to exist any Lien, other than those Liens permitted by the provisions of paragraphs (a) through (j) of this Section 10.4, it will make or cause to be made effective provision whereby the Notes will be secured equally and ratably with any and all other obligations thereby secured, such security to be pursuant to agreements reasonably satisfactory to the holders of more than 50% in principal amount of the Notes at the time outstanding and, in any such case, the Notes shall have the benefit, to the fullest extent that, and with such priority as, the holders of the Notes may be entitled under applicable law, of an equitable Lien on such property. Any violation of this Section 10.4 will constitute a Default, whether or not provision is made for an equal and ratable Lien pursuant to this Section 10.4.

10.5.    Sales of Assets.

                  The Company will not, and will not permit any Restricted Subsidiary to, sell, lease or otherwise dispose of any "substantial part" (as defined below) of the assets of the Company and its Restricted Subsidiaries; provided, however, that the Company or any Restricted Subsidiary may sell, lease or otherwise dispose of assets constituting a substantial part of the assets of the Company and its Restricted Subsidiaries if such assets are sold in an arms length transaction and, at such time and after giving effect thereto, no Default or Event of Default shall have occurred and be continuing and an amount equal to the net proceeds received from such sale, lease or other disposition shall be used within 180 days of such sale, lease or disposition, in any combination:

(a) to acquire productive assets used or useful in carrying on the business of the Company and its Restricted Subsidiaries; or

(b) to prepay Debt (including the Notes) of the Company and/or its Restricted Subsidiaries which is not subordinated to the Series 2001 Notes; provided, however, that prepayment of the Notes shall be at the price and subject to the other requirements set forth in Section 8.2.

As used in this provision, a sale, lease or other disposition of assets shall be deemed to be a "substantial part" of the assets of the Company and its Restricted Subsidiaries if the book value of such assets, when added to the book value of all other assets sold, leased or otherwise disposed of by the Company and its Restricted Subsidiaries during any period of 365 consecutive days, exceeds 15% of the book value of Consolidated Total Assets, determined as of the end of the fiscal quarter immediately preceding such sale, lease or other disposition; provided that there shall be excluded from any determination of a "substantial part" any (i) sale or disposition of assets in the ordinary course of business of the Company and its Restricted Subsidiaries, (ii) Excluded Sale and Leaseback Transactions, and (iii) any transfer of assets from the Company to any Restricted Subsidiary or from any Restricted Subsidiary to the Company or another Restricted Subsidiary in compliance with the requirements of Section 10.2(b).

10.6.    Limitation on Consolidated Debt.

                  At no time shall the Company permit:

(a) the ratio of Consolidated Debt, as of the end of the most recently completed fiscal quarter, to Adjusted EBITDA for the most recently completed period of four fiscal quarters, to be greater than 3.0 to 1.0; and

(b)      Priority Debt to exceed 15% of Consolidated Adjusted Net Worth.

10.7.    Minimum Fixed Charge Interest Coverage.

                  As calculated on a rolling four quarter basis on the last day of each fiscal quarter of the Company, the Company shall not permit the ratio of
(i) Consolidated Income Available for Fixed Charges to (ii) Fixed Charges to be less than 2.25 to 1.0.

10.8.    Minimum Consolidated Adjusted Net Worth.

                  The Company shall not permit Consolidated Adjusted Net Worth as of any date to be less than the sum of $375,000,000 plus 50% of Consolidated Net Income (0% in the case of any deficit) for each fiscal year (or portion thereof) occurring after December 31, 2000.

10.9.    Pari Passu Position.

                  The Company agrees that it will not grant or provide, and at no time will it allow to exist, be created or granted, any Guaranties by

Subsidiaries for the benefit of any other holders of Debt for borrowed money of the Company or its Subsidiaries, unless in the case of the giving of any Guaranties by Subsidiaries, the holders of the Notes shall simultaneously be provided with such Guaranties.

10.10.   Nature of Business

         The Company will not, and will not permit any Restricted Subsidiary to, engage in any business, if, as a result, the general nature of the business in which the Company and its Restricted Subsidiaries, taken as a whole, would then be engaged in would be substantially changed from the general nature of the business in which the Company and its Restricted Subsidiaries, taken as a whole, are engaged on the date of this Agreement.

11.      EVENTS OF DEFAULT.

                  An "Event of Default" shall exist if any of the following conditions or events shall occur and be continuing:

(a) the Company defaults in the payment of any principal or Make-Whole Amount, if any, on any Note when the same becomes due and payable, whether at maturity or at a date fixed for prepayment or by declaration or otherwise; or

(b) the Company defaults in the payment of any interest on any Note for more than five Business Days after the same becomes due and payable; or

(c) the Company defaults in the performance of or compliance with any term contained in Sections 10.1 through 10.10 or any other negative covenant contained in any Supplement; or

(d) the Company defaults in the performance of or compliance with any term contained herein (other than those referred to in paragraphs (a), (b) and (c) of this Section 11) or in any Supplement and such default is not remedied within 30 days after the earlier of (i) a Responsible Officer obtaining actual knowledge of such default and (ii) the Company receiving written notice of such default from any holder of a Note (any such written notice to be identified as a "notice of default" and to refer specifically to this paragraph (d) of Section 11); or

(e) any representation or warranty made in writing by or on behalf of (i) the Company or by any officer of the Company in this Agreement or in any Supplement or (ii) any Subsidiary Guarantor or by any officer of a Subsidiary Guarantor in the Subsidiary Guaranty or in any writing furnished in connection with the transactions contemplated hereby or by the Subsidiary Guaranty proves to have been false or incorrect in any material respect on the date as of which made; or

(f) (i) the Company or any Restricted Subsidiary is in default (as principal or as guarantor or other surety) in the payment of any principal of or premium or make-whole amount or interest on any Debt that is outstanding in an aggregate principal amount of at least $5,000,000 beyond any period of grace provided with respect thereto, or (ii) the Company or any Subsidiary is in default in the performance of or compliance with any term of any evidence of any Debt in an aggregate outstanding principal amount of at least $5,000,000 or of any mortgage, indenture or other agreement relating thereto or any other condition exists, and as a consequence of such default or condition such Debt has become, or has been declared (or one or more Persons are entitled to declare such Debt to be), due and payable before its stated maturity or before its regularly scheduled dates of payment, or (iii) as a consequence of the occurrence or continuation of any event or condition (other than the passage of time or the right of the holder of Debt to convert such Debt into equity interests), (x) the Company or any Subsidiary has become obligated to purchase or repay Debt before its regular maturity or before its regularly scheduled dates of payment in an aggregate outstanding principal amount of at least $5,000,000, or (y) one or more Persons have the right to require the Company or any Subsidiary so to purchase or repay such Debt; or

(g) the Company or any Significant Subsidiary (i) is generally not paying, or admits in writing its inability to pay, its debts as they become due, (ii) files, or consents by answer or otherwise to the filing against it of, a petition for relief or reorganization or arrangement or any other petition in bankruptcy, for liquidation or to take advantage of any bankruptcy, insolvency, reorganization, moratorium or other similar law of any jurisdiction, (iii) makes an assignment for the benefit of its creditors, (iv) consents to the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, (v) is adjudicated as insolvent or to be liquidated, or (vi) takes corporate action for the purpose of any of the foregoing; or

(h) a court or governmental authority of competent jurisdiction enters an order appointing, without consent by the Company or any of its Subsidiaries, a custodian, receiver, trustee or other officer with similar powers with respect to it or with respect to any substantial part of its property, or constituting an order for relief or approving a petition for relief or reorganization or any other petition in bankruptcy or for liquidation or to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding-up or liquidation of the Company or any of its Subsidiaries, or any such petition shall be filed against the Company or any of its Subsidiaries and such petition shall not be dismissed within 60 days; or

(i) a final judgment or judgments for the payment of money aggregating in excess of $5,000,000 are rendered against one or more of the Company and its Significant Subsidiaries and which judgments are not, within 60 days after entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within 60 days after the expiration of such stay; or

(j) if (i) any Plan shall fail to satisfy the minimum funding standards of ERISA or the Code for any plan year or part thereof or a waiver of such standards or extension of any amortization period is sought or granted under section 412 of the Code, (ii) a notice of intent to terminate any Plan shall have been or is reasonably expected to be filed with the PBGC or the PBGC shall have instituted proceedings under ERISA section 4042 to terminate or appoint a trustee to administer any Plan or the PBGC shall have notified the Company or any ERISA

Affiliate that a Plan may become a subject of any such proceedings, (iii) the aggregate "amount of unfunded benefit liabilities" (within the meaning of section 4001(a)(18) of ERISA) under all Plans, determined in accordance with Title IV of ERISA, shall exceed $5,000,000, (iv) the Company or any ERISA Affiliate shall have incurred or is reasonably expected to incur any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans, (v) the Company or any ERISA Affiliate withdraws from any Multiemployer Plan, or (vi) the Company or any Subsidiary establishes or amends any employee welfare benefit plan that provides post-employment welfare benefits in a manner that would increase the liability of the Company or any Subsidiary thereunder; and any such event or events described in clauses (i) through (vi) above, either individually or together with any other such event or events, could reasonably be expected to have a Material Adverse Effect. As used in this paragraph (j) herein, the terms "employee benefit plan" and "employee welfare benefit plan" shall have the respective meanings assigned to such terms in Section 3 of ERISA; or

(k) (i) default by any Subsidiary Guarantor with respect to any term, covenant or agreement contained in the Subsidiary Guaranty or (ii) the Subsidiary Guaranty shall cease to be in full force and effect for any reason (except as provided in Section 6.3) or any Subsidiary Guarantor shall contest or deny in writing the validity or enforceability of any of its obligations under the Subsidiary Guaranty.

12.      REMEDIES ON DEFAULT, ETC.

12.1.    Acceleration.

(a) If an Event of Default with respect to the Company described in paragraph
(g) or (h) of Section 11 (other than an Event of Default described in clause (i) of paragraph (g) or described in clause (vi) of paragraph (g) by virtue of the fact that such clause encompasses clause (i) of paragraph (g)) has occurred, all the Notes then outstanding shall automatically become immediately due and payable.

(b) If any other Event of Default has occurred and is continuing, the Required Holders of any Series of Notes at the time outstanding may at any time at their option, by notice or notices to the Company, declare all the Notes of such Series then outstanding to be immediately due and payable.

(c) If any Event of Default described in paragraph (a) or (b) of Section 11 has occurred and is continuing, any holder or holders of Notes of any Series at the time outstanding affected by such Event of Default may at any time, at its or their option, by notice or notices to the Company, declare the Notes held by it or them to be immediately due and payable.

                  Upon any Notes becoming due and payable under this Section 12.1, whether automatically or by declaration, such Notes will forthwith mature and the entire unpaid principal amount of such Notes, plus (x) all accrued and unpaid interest thereon and (y) the Make-Whole Amount determined in respect of such principal amount (to the full extent permitted by applicable law), shall all be immediately due and payable, in each and every case without presentment, demand, protest or further notice, all of which are hereby waived. The Company acknowledges, and the parties hereto agree, that each holder of a Note has the right to maintain its investment in the Notes free from repayment by the Company (except as herein specifically provided for) and that the provision for payment of a Make-Whole Amount by the Company in the event that the Notes are prepaid or are accelerated as a result of an Event of Default, is intended to provide compensation for the deprivation of such right under such circumstances.

12.2.    Other Remedies.

                  If any Default or Event of Default has occurred and is continuing, and irrespective of whether any Notes have become or have been declared immediately due and payable under Section 12.1, the holder of any Note at the time outstanding may proceed to protect and enforce the rights of such holder by an action at law, suit in equity or other appropriate proceeding, whether for the specific performance of any agreement contained herein or in any Note, or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law or otherwise.

12.3.    Rescission.

                  At any time after any Series of Notes has been declared due and payable pursuant to clause (b) of Section 12.1, the Required Holders of such Series of Notes, by written notice to the Company, may rescind and annul any such declaration and its consequences if (a) the Company has paid all overdue interest on such Series of Notes, all principal of and Make-Whole Amount, if any, on any such Series of Notes that are due and payable and are unpaid other than by reason of such declaration, and all interest on such overdue principal and Make-Whole Amount, if any, and (to the extent permitted by applicable law) any overdue interest in respect of such Series of Notes, at the Default Rate,
(b) all Events of Default and Defaults, other than non-payment of amounts that have become due solely by reason of such declaration, have been cured or have been waived pursuant to Section 17, and (c) no judgment or decree has been entered for the payment of any monies due pursuant hereto or to such Series of Notes. No rescission and annulment under this Section 12.3 will extend to or affect any subsequent Event of Default or Default or impair any right consequent thereon.

12.4.    No Waivers or Election of Remedies, Expenses, etc.

                  No course of dealing and no delay on the part of any holder of any Note in exercising any right, power or remedy shall operate as a waiver thereof or otherwise prejudice such holder's rights, powers or remedies. No right, power or remedy conferred by this Agreement or by any Note upon any holder thereof shall be exclusive of any other right, power or remedy referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise. Without limiting the obligations of the Company under Section 15, the Company will pay to the holder of each Note on demand such further amount as shall be sufficient to cover all costs and expenses of such holder incurred in any enforcement or collection under this Section 12, including, without limitation, reasonable attorneys' fees, expenses and disbursements.

13.      REGISTRATION; EXCHANGE; SUBSTITUTION OF NOTES.

13.1.    Registration of Notes.

                  The Company shall keep at its principal executive office a register for the registration and registration of transfers of Notes. The name and address of each holder of one or more Notes, each transfer thereof and the name and address of each transferee of one or more Notes shall be registered in such register. Prior to due presentment for registration of transfer, the Person in whose name any Note shall be registered shall be deemed and treated as the owner and holder thereof for all purposes hereof, and the Company shall not be affected by any notice or knowledge to the contrary. The Company shall give to any holder of a Note that is an Institutional Investor promptly upon request therefor, a complete and correct copy of the names and addresses of all registered holders of Notes.

13.2.    Transfer and Exchange of Notes.

                  Upon surrender of any Note at the principal executive office of the Company for registration of transfer or exchange (and in the case of a surrender for registration of transfer, duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of such Note or his attorney duly authorized in writing and accompanied by the address for notices of each transferee of such Note or part thereof), the Company shall execute and deliver, at the Company's expense (except as provided below), one or more new Notes (as requested by the holder thereof) in exchange therefor, of the same Series or Sub-Series and in an aggregate principal amount equal to the unpaid principal amount of the surrendered Note. Each such new Note shall be payable to such Person as such holder may request and shall, in the case of a Series 2001 Note, be substantially in the form of Exhibit 1.2-A or 1.2-B (as appropriate), and in the case of any other Note, be substantially in the form of
Exhibit 1.2-A or 1.2-B hereto or Exhibit 1 to the Supplement, as applicable. Each such new Note shall be dated and bear interest from the date to which interest shall have been paid on the surrendered Note or dated the date of the surrendered Note if no interest shall have been paid thereon. The Company may require payment of a sum sufficient to cover any stamp tax or governmental charge imposed in respect of any such transfer of Notes. Notes shall not be transferred in denominations of less than $100,000, provided that if necessary to enable the registration of transfer by a holder of its entire holding of Notes, one Note may be in a denomination of less than $100,000. Any transferee, by its acceptance of a Note registered in its name (or the name of its nominee), shall be deemed to have made the representation set forth in Section 6.2.

13.3.    Replacement of Notes.

                  Upon receipt by the Company of evidence reasonably satisfactory to it of the ownership of and the loss, theft, destruction or mutilation of any Note (which evidence shall be, in the case of an Institutional Investor, notice from such Institutional Investor of such ownership and such loss, theft, destruction or mutilation), and

(a) in the case of loss, theft or destruction, of indemnity reasonably satisfactory to it (provided that if the holder of such Note is, or is a nominee for, an original Purchaser or another holder of a Note with a minimum net worth of at least $50,000,000, such Person's own unsecured agreement of indemnity shall be deemed to be satisfactory), or

(b)      in the case of mutilation, upon surrender and cancellation thereof,

the Company at its own expense shall execute and deliver, in lieu thereof, a new Note, dated and bearing interest from the date to which interest shall have been paid on such lost, stolen, destroyed or mutilated Note or dated the date of such lost, stolen, destroyed or mutilated Note if no interest shall have been paid thereon.

14.      PAYMENTS ON NOTES.

14.1.    Place of Payment.

                  Subject to Section 14.2, payments of principal, Make-Whole Amount, if any, and interest becoming due and payable on the Notes shall be made in Springfield, Missouri at the principal office of Commerce Bank in such jurisdiction. The Company may at any time, by notice to each holder of a Note, change the place of payment of the Notes so long as such place of payment shall be either the principal office of the Company in such jurisdiction or the principal office of a bank or trust company in such jurisdiction.

14.2.    Home Office Payment.

                  So long as you or your nominee shall be the holder of any Note, and notwithstanding anything contained in Section 14.1 or in such Note to the contrary, the Company will pay all sums becoming due on such Note for principal, Make-Whole Amount, if any, and interest by the method and at the address specified for such purpose below your name in Schedule A, or by such other method or at such other address as you shall have from time to time specified to the Company in writing for such purpose, without the presentation or surrender of such Note or the making of any notation thereon, except that upon written request of the Company made concurrently with or reasonably promptly after payment or prepayment in full of any Note, you shall surrender such Note for cancellation, reasonably promptly after any such request, to the Company at its principal executive office or at the place of payment most recently designated by the Company pursuant to Section 14.1. Prior to any sale or other disposition of any Note held by you or your nominee you will, at your election, either endorse thereon the amount of principal paid thereon and the last date to which interest has been paid thereon or surrender such Note to the Company in exchange for a new Note or Notes pursuant to Section 13.2. The Company will afford the benefits of this Section 14.2 to any Institutional Investor that is the direct or indirect transferee of any Note purchased by you under this Agreement and that has made the same agreement relating to such Note as you have made in this Section 14.2.

15.      EXPENSES, ETC.

15.1.    Transaction Expenses.

                  Whether or not the transactions contemplated hereby are consummated, the Company will pay all costs and expenses (including reasonable attorneys' fees of a special counsel and, if reasonably required, local or other counsel) incurred by the holders of Notes in connection with such transactions and in connection with any amendments, waivers or consents under or in respect of this Agreement, the Notes, the Subsidiary Guaranty or the Intercreditor Agreement (whether or not such amendment, waiver or consent becomes effective), including, without limitation: (a) the costs and expenses incurred in enforcing or defending (or determining whether or how to enforce or defend) any rights under this Agreement, the Notes, the Subsidiary Guaranty or the Intercreditor Agreement or in responding to any subpoena or other legal process or informal investigative demand issued in connection with this Agreement, the Notes, the Subsidiary Guaranty or the Intercreditor Agreement or any documents relating thereto, or by reason of being a holder of any Note, and (b) the costs and expenses, including financial advisors' fees, incurred in connection with the insolvency or bankruptcy of the Company or any Subsidiary or in connection with any work-out or restructuring of the transactions contemplated hereby, by the Notes, the Subsidiary Guaranty or the Intercreditor Agreement or any documents relating thereto. The Company will pay, and will save you and each other holder of a Note harmless from, all claims in respect of any fees, costs or expenses if any, of brokers and finders (other than those retained by you).

15.2.    Survival.

                  The obligations of the Company under this Section 15 will survive the payment or transfer of any Note, the enforcement, amendment or waiver of any provision of this Agreement, the Notes and the Subsidiary Guaranty, and the termination of this Agreement.

16.      SURVIVAL OF REPRESENTATIONS AND WARRANTIES; ENTIRE AGREEMENT.

                  All representations and warranties contained herein shall survive the execution and delivery of this Agreement, the Series 2001 Notes and the Subsidiary Guaranty, the purchase or transfer by any holder of any Series 2001 Note or portion thereof or interest therein and the payment of any Series 2001 Note, and may be relied upon by any subsequent holder of a Series 2001 Note, regardless of any investigation made at any time by or on behalf of you or any other holder of a Series 2001 Note. All statements contained in any certificate or other instrument delivered by or on behalf of the Company pursuant to this Agreement shall be deemed representations and warranties of the Company under this Agreement. Subject to the preceding sentence, this Agreement and the Series 2001 Notes embody the entire agreement and understanding between you and the Company and supersede all prior agreements and understandings relating to the subject matter hereof.

17.      AMENDMENT AND WAIVER.

17.1.    Requirements.

                  This Agreement, the Notes and the Subsidiary Guaranty may be amended, and the observance of any term hereof or of the Notes may be waived (either retroactively or prospectively), with (and only with) the written consent of the Company and the Required Holders of each Series of Notes, except that (a) no amendment or waiver of any of the provisions of Section 1.2, 2, 3, 4 (solely with respect to the Series of Notes to which Section 4 relates), 5, 6 or 21 hereof, or any defined term (as it is used therein), will be effective as to any holder of a Note unless consented to by such holder in writing, and (b) no such amendment or waiver may, without the written consent of the holders of each Note at the time outstanding affected thereby, (i) change the amount or time of any prepayment or payment of principal of, or reduce the rate or change the time of payment or method of computation of interest or of the Make-Whole Amount on the Notes, (ii) change the percentage of the principal amount of the Notes the holders of which are required to consent to any such amendment or waiver, or
(iii) amend any of Sections 8, 11(a), 11(b), 12, 17 or 20.

17.2.    Solicitation of Holders of Notes.

(a) Solicitation. The Company will provide each holder of the Notes (irrespective of the amount of Notes then owned by it) with sufficient information, sufficiently far in advance of the date a decision is required, to enable such holder to make an informed and considered decision with respect to any proposed amendment, waiver or consent in respect of any of the provisions hereof of the Notes, of the Subsidiary Guaranty and of the Intercreditor Agreement. The Company will deliver executed or true and correct copies of each amendment, waiver or consent effected pursuant to the provisions of this Section 17 to each holder of outstanding Notes promptly following the date on which it is executed and delivered by, or receives the consent or approval of, the requisite holders of Notes.

(b) Payment. The Company will not directly or indirectly pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise, or grant any security, to any holder of Notes as consideration for or as an inducement to the entering into by any holder of Notes or any waiver or amendment of any of the terms and provisions hereof unless such remuneration is concurrently paid, or security is concurrently granted, on the same terms, ratably to each holder of Notes then outstanding even if such holder did not consent to such waiver or amendment.

17.3.    Binding Effect, etc.

                  Any amendment or waiver consented to as provided in this
Section 17 applies equally to all holders of Notes and is binding upon them and upon each future holder of any Note and upon the Company without regard to whether such Note has been marked to indicate such amendment or waiver. No such amendment or waiver will extend to or affect any obligation, covenant, agreement, Default or Event of Default not expressly amended or waived or impair any right consequent thereon. No course of dealing between the Company and the holder of any Note nor any delay in exercising any rights hereunder or under any Note shall operate as a waiver of any rights of any holder of such Note. As used herein, the term "this Agreement" and references thereto shall mean this Agreement as it may from time to time be amended or supplemented.

17.4.    Notes held by Company, etc.

                  Solely for the purpose of determining whether the holders of the requisite percentage of the aggregate principal amount of Notes then outstanding approved or consented to any amendment, waiver or consent to be given under this Agreement, the Notes and the Subsidiary Guaranty, or have directed the taking of any action provided herein or in the Notes to be taken upon the direction of the holders of a specified percentage of the aggregate principal amount of Notes then outstanding, Notes directly or indirectly owned by the Company or any of its Affiliates shall be deemed not to be outstanding.

18.      NOTICES.

                  All notices and communications provided for hereunder shall be in writing and sent (a) by telecopy if the sender on the same day sends a confirming copy of such notice by a recognized overnight delivery service (charges prepaid), or (b) by registered or certified mail with return receipt requested (postage prepaid), or (c) by a recognized overnight delivery service (with charges prepaid). Any such notice must be sent:

                  (i) if to you or your nominee, to you or it at the address specified for such communications in Schedule A, or at such other address as you or it shall have specified to the Company in writing,

                  (ii) if to any other holder of any Note, to such holder at such address as such other holder shall have specified to the Company in writing, or

                  (iii) if to the Company, to the Company at its address set forth at the beginning hereof to the attention of the Chief Financial Officer, or at such other address as the Company shall have specified to the holder of each Note in writing.

Notices under this Section 18 will be deemed given only when actually received.

19.      REPRODUCTION OF DOCUMENTS.

                  This Agreement and all documents relating thereto, including, without limitation, (a) consents, waivers and modifications that may hereafter be executed, (b) documents received by you at the Closing (except the Notes themselves), and (c) financial statements, certificates and other information previously or hereafter furnished to you, may be reproduced by you by any photographic, photostatic, microfilm, microcard, miniature photographic or other similar process and you may destroy any original document so reproduced. The Company agrees and stipulates that, to the extent permitted by applicable law, any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by you in the regular course of business) and any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence. This Section 19 shall not prohibit the Company or any other holder of Notes from contesting any such reproduction to the same extent that it could contest the original, or from introducing evidence to demonstrate the inaccuracy of any such reproduction.

20.      CONFIDENTIAL INFORMATION.

                  For the purposes of this Section 20, "Confidential Information" means information delivered to you by or on behalf of the Company or any Subsidiary in connection with the transactions contemplated by or otherwise pursuant to this Agreement that is proprietary in nature and that was clearly marked or labeled or otherwise adequately identified when received by you as being confidential information of the Company or such Subsidiary, provided that such term does not include information that (a) was publicly known or otherwise known to you prior to the time of such disclosure, (b) subsequently becomes publicly known through no act or omission by you or any person acting on your behalf, (c) otherwise becomes known to you other than through disclosure by the Company or any Subsidiary or (d) constitutes financial statements delivered to you under Section 7.1 that are otherwise publicly available. You will maintain the confidentiality of such Confidential Information in accordance with procedures adopted by you in good faith to protect confidential information of third parties delivered to you, provided that you may deliver or disclose Confidential Information to (i) your directors, officers, employees, agents, attorneys and affiliates (to the extent such disclosure reasonably relates to the administration of the investment represented by your Notes), (ii) your financial advisors and other professional advisors who agree to hold confidential the Confidential Information substantially in accordance with the terms of this Section 20, (iii) any other holder of any Note, (iv) any Institutional Investor to which you sell or offer to sell such Note or any part thereof or any participation therein (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this Section 20), (v) any Person from which you offer to purchase any security of the Company (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this Section 20),
(vi) any federal or state regulatory authority having jurisdiction over you,
(vii) the National Association of Insurance Commissioners or any similar organization, or any nationally recognized rating agency that requires access to information about your investment portfolio or (viii) any other Person to which such delivery or disclosure may be necessary or appropriate (w) to effect compliance with any law, rule, regulation or order applicable to you, (x) in response to any subpoena or other legal process, (y) in connection with any litigation to which you are a party or (z) if an Event of Default has occurred and is continuing, to the extent you may reasonably determine such delivery and disclosure to be necessary or appropriate in the enforcement or for the protection of the rights and remedies under your Notes, this Agreement and the Subsidiary Guaranty. Each holder of a Note, by its acceptance of a Note, will be deemed to have agreed to be bound by and to be entitled to the benefits of this
Section 20 as though it were a party to this Agreement. On reasonable request by the Company in connection with the delivery to any holder of a Note of information required to be delivered to such holder under this Agreement or requested by such holder (other than a holder that is a party to this Agreement or its nominee), such holder will enter into an agreement with the Company embodying the provisions of this Section 20.

21.      SUBSTITUTION OF PURCHASER.

                  You shall have the right to substitute any one of your Affiliates as the purchaser of the Notes that you have agreed to purchase hereunder, by written notice to the Company, which notice shall be signed by both you and such Affiliate, shall contain such Affiliate's agreement to be bound by this Agreement and shall contain a confirmation by such Affiliate of the accuracy with respect to it of the representations set forth in Section 6. Upon receipt of such notice, wherever the word "you" is used in this Agreement (other than in this Section 21), such word shall be deemed to refer to such Affiliate in lieu of you. In the event that such Affiliate is so substituted as a purchaser hereunder and such Affiliate thereafter transfers to you all of the Notes then held by such Affiliate, upon receipt by the Company of notice of such transfer, wherever the word "you" is used in this Agreement (other than in this Section 21), such word shall no longer be deemed to refer to such Affiliate, but shall refer to you, and you shall have all the rights of an original holder of the Notes under this Agreement.

22.      MISCELLANEOUS.

22.1.    Successors and Assigns.

                  All covenants and other agreements contained in this Agreement by or on behalf of any of the parties hereto bind and inure to the benefit of their respective successors and assigns (including, without limitation, any subsequent holder of a Note) whether so expressed or not.

22.2.    Payments Due on Non-Business Days.

                  Anything in this Agreement or the Notes to the contrary notwithstanding, any payment of principal of or Make-whole Amount or interest on any Note that is due on a date other than a Business Day shall be made on the next succeeding Business Day without including the additional days elapsed in the computation of the interest payable on such next succeeding Business Day.

22.3.    Severability.

                  Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall (to the full extent permitted by law) not invalidate or render unenforceable such provision in any other jurisdiction.

22.4.    Construction.

                  Each covenant contained herein shall be construed (absent express provision to the contrary) as being independent of each other covenant contained herein, so that compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with any other covenant. Where any provision herein refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such Person.

22.5.    Counterparts.

                  This Agreement may be executed in any number of counterparts, each of which shall be an original but all of which together shall constitute one instrument. Each counterpart may consist of a number of copies hereof, each signed by less than all, but together signed by all, of the parties hereto.

22.6.    Governing Law.

                  This Agreement shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of Illinois excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

22.7.    Time is of the Essence

                  Time is of the essence with respect to each and every covenant and agreement of the Company under this Agreement and the Notes.


                                                               * * * * *

                  If you are in agreement with the foregoing, please sign the form of agreement on the accompanying counterpart of this Agreement and return it to the Company, whereupon the foregoing shall become a binding agreement between you and the Company.

                                 Very truly yours,

                                 O'REILLY AUTOMOTIVE, INC.


                                 By: /s/ James R. Batten
                                 Name:  James R. Batten
                                 Title:  Vice President of Finance/CFO

The foregoing is hereby
agreed to as of the
date thereof.


THE NORTHWESTERN MUTUAL LIFE
INSURANCE COMPANY

By:  /s/ Jeffrey J. Lueken
Name:  Jeffrey J. Lueken
Title:   Its Authorized Representative
        ---------------------------------------------


THE NORTHWESTERN MUTUAL LIFE
INSURANCE COMPANY
For its Group Annuity Separate Account

By:  /s/ Jeffrey J. Lueken
Name:  Jeffrey J. Lueken
Title:   Its Authorized Representative
        ---------------------------------------------


MONY LIFE INSURANCE COMPANY

By:  /s/ Leonard P. Mazlish
Name:  Leonard P. Mazlish
Title:  Investment Vice President


CONNECTICUT GENERAL LIFE
INSURANCE COMPANY
By:  CIGNA Investments, Inc.
         (authorized agent)

By:  /s/ Stephen H. Wilson
Name:  Stephen H. Wilson
Title:  Managing Director


NEW YORK LIFE INSURANCE COMPANY

By:  /s/ A. Post Howland
Name:  A. Post Howland
Title:  Investment Vice President

NEW YORK LIFE INSURANCE AND
ANNUITY CORPORATION

By:  /s/ A. Post Howland
Name:  A. Post Howland
Title:  Vice President


JEFFERSON PILOT LIFEAMERICA
INSURANCE COMPANY

By:  /s/ Robert E. Whalen, II
Name:  Robert E. Whalen, II
Title:  Vice President


JEFFERSON-PILOT LIFE INSURANCE
COMPANY

By:  /s/ Robert E. Whalen, II
Name:  Robert E. Whalen, II
Title:  Vice President


THE CANADA LIFE ASSURANCE COMPANY

By:  /s/ C. Paul English
Name:  C. Paul English
Title:  Associate Treasurer


AMERITAS LIFE INSURANCE CORP.
By:  Ameritas Investment Advisors, Inc.,
as Agent

By:  /s/ Patrick J. Henry
Name:  Patrick J. Henry
Title:  Vice President - Fixed Income Securities

ACACIA NATIONAL LIFE INSURANCE
COMPANY
By:  Ameritas Investment Advisors Inc.,
as Agent

By:  /s/ Patrick J. Henry
Name:  Patrick J. Henry
Title:  Vice President - Fixed Income Securities


ACACIA LIFE INSURANCE COMPANY
By:  Ameritas Investment Advisors Inc.,
as Agent

By:  /s/ Patrick J. Henry
Name:  Patrick J. Henry
Title:  Vice President - Fixed Income Securities


SECURITY FINANCIAL LIFE INSURANCE
COMPANY

By:  /s/ Kevin W. Hammond
Name:  Kevin W. Hammond
Title:  Vice President - Chief Investment Officer

                                                                    SCHEDULE A-1



                     INFORMATION RELATING TO PURCHASERS


                                              Principal Amount and Sub-Series of
Name and Address of Purchaser                  Series 2001 Notes to be Purchased
-----------------------------                  ---------------------------------


THE NORTHWESTERN MUTUAL LIFE
INSURANCE COMPANY                                            Series 2001-A Notes
                                                             $11,000,000

                                                             Series 2001-B Notes
                                                             $17,000,000

(1) All payments on or in respect of the Notes shall be made by wire transfer of immediately available funds, setting forth the name of the issuer of the Notes, the full title (including the coupon rate, final maturity date and series) of the Notes, a reference to the applicable PPN and the due date and application (as among principal, premium and interest) of the payment being made, to:

                  Bankers Trust Company
                  16 Wall Street
                  Insurance Unit--4th Floor
                  New York, NY 10005
                  ABA# 021-001-033

         For the account of:

                  The Northwestern Mutual Life Insurance Company
                  Account No. 00-000-027

(2) All notices with respect to confirmation of payments on account of the Notes shall be delivered or mailed to:

                  The Northwestern Mutual Life Insurance Company
                  720 East Wisconsin Avenue
                  Milwaukee, WI 53202
                  Attention:  Investment Operations
                  Fax:  414-665-5714

(3)      All other communications shall be delivered or mailed to:

                  The Northwestern Mutual Life Insurance Company
                  720 East Wisconsin Avenue
                  Milwaukee, WI 53202
                  Attention:  Securities Department
                  Fax:  414-665-7124

Notes are to be registered in the name of "The Northwestern Mutual Life Insurance Company".

TAX ID NUMBER:    39-0509570

                                                                    SCHEDULE A-2



                       INFORMATION RELATING TO PURCHASERS


                                              Principal Amount and Sub-Series of
Name and Address of Purchaser                  Series 2001 Notes to be Purchased
-----------------------------                  ---------------------------------


THE NORTHWESTERN MUTUAL LIFE
INSURANCE COMPANY
         for its Group Annuity Separate Account              Series 2001-A Notes
                                                             $1,000,000

                                                             Series 2001-B Notes
                                                             $1,000,000

(1) All payments on or in respect of the Notes shall be made by wire transfer of immediately available funds, setting forth the name of the issuer of the Notes, the full title (including the coupon rate, final maturity date and series) of the Notes, a reference to the applicable PPN and the due date and application (as among principal, premium and interest) of the payment being made, to:

                  Bankers Trust Company
                  16 Wall Street
                  Insurance Unit--4th Floor
                  New York, NY 10005
                  ABA# 021-001-033

         For the account of:

                  The Northwestern Mutual Life Insurance Company
                           for its Group Annuity Separate Account
                             Account No. 50-233-339

(2) All notices with respect to confirmation of payments on account of the Notes shall be delivered or mailed to:

                  The Northwestern Mutual Life Insurance Company
                           For its Group Annuity Separate Account
                  720 East Wisconsin Avenue
                  Milwaukee, WI 53202
                  Attention:  Investment Operations
                  Fax:  414-665-5714

(3)      All other communications shall be delivered or mailed to:

                  The Northwestern Mutual Life Insurance Company
                  720 East Wisconsin Avenue
                  Milwaukee, WI 53202
                  Attention:  Securities Department
                  Fax:  414-665-7124

Notes are to be registered in the name of "The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account".

TAX ID NUMBER:  39-0509570

                                                                    SCHEDULE A-3



                       INFORMATION RELATING TO PURCHASERS


                                              Principal Amount and Sub-Series of
Name and Address of Purchaser                  Series 2001 Notes to be Purchased
-----------------------------                  ---------------------------------


MONY LIFE INSURANCE COMPANY                                  Series 2001-A Notes
                                                             $11,000,000

                                                             Series 2001-B Notes
                                                             $6,000,000

(1)      Note Issuance.  The Series 2001-A Note being purchased by MONY Life
         -------------
         Insurance Company will be evidenced by one Series 2001-A Note issued in the name of J. ROMEO & CO. The Series 2001-B Note being purchased by MONY Life Insurance Company will be evidenced by one Series 2001-B Note issued in the name of J. ROMEO & CO. The Notes should be delivered to the Law Department of MONY Life Insurance Company by overnight courier.

(2)      Payments.  All payments in respect of the Notes issued in the name of
         --------
         J. ROMEO & CO. to be made by bank wire or intra-bank transfer of Federal or other funds (identifying the issue upon which payment is being made and the application of the payment as between interest, principal and premium) to:

                 Chase Manhattan Bank, ABA #021000021, for credit to Private Income
                 Processing Account No. 544-755102.

(3)      Notes and Communications.
         ------------------------

         (a)      All Notices and Confirmations Relating to Payments:

                  If by Registered Mail, Certified Mail or Federal Express:

                  The Chase Manhattan Bank
                  4 New York Plaza, 13th Floor
                  New York, NY 10004
                  Attn.:   Income Processing--J. Piperato, 13th Floor

                  If by Regular Mail:

                  The Chase Manhattan Bank
                  Dept. 3492
                  P.O. Box 50000
                  Newark, NJ 07101-8006
                  With a Second Copy to:

                  Telecopy Confirms and Notices:
                  (212) 708-2152
                     Attention: Securities Custody Division
                                   M.D. 6-39A

                  Mailing Confirms and Notices:
                  MONY Life Insurance Company
                  1740 Broadway
                  New York, NY 10019
                     Attention: Securities Custody Division
                                   M.D. 6-39A

         (b)      All other communications:

                  MONY Life Insurance Company
                  1740 Broadway
                  New York, NY 10019
                  Attention:  Capital Management Unit
                  Telecopy No.:     (212) 708-2491

MONY Life Insurance Company
TAX ID NUMBER:  13-1632487

                                                                    SCHEDULE A-4



                       INFORMATION RELATING TO PURCHASERS


                                              Principal Amount and Sub-Series of
Name and Address of Purchaser                  Series 2001 Notes to be Purchased
-----------------------------                  ---------------------------------


CONNECTICUT GENERAL LIFE INSURANCE                           Series 2001-A Notes
COMPANY                                                      $3,000,000
                                                             $5,000,000
                                                             $3,000,000
                                                             $1,000,000
                                                             $1,000,000
                                                             $3,000,000

(1) All payments by federal funds wire transfer of immediately available funds to:

                  Chase NYC/CTR/
                  BNF=CIGNA Private Placements/AC=9009001802
                  ABA# 021000021

         Accompanying Information:

                  OBI=[name of company; description of security; interest rate, maturity date; PPN; due date and application (as among principal, premium and interest of the payment being made); contact name and phone.]


(2)      All notices related to payments to:

                  CIG & CO.
                  c/o CIGNA Investments, Inc.
                  Attention:  Securities Processing -S-309
                  900 Cottage Grove Road
                  Hartford, CT 06152-2309

                  CIG & CO.
                  c/o CIGNA Investments, Inc.
                  Attention:  Private Securities - S-307
                  Operations Group
                  900 Cottage Grove Road
                  Hartford, CT 06152-2307
                  Fax:     860-726-7203

         with a copy to:

                  Chase Manhattan Bank
                  Private Placement Servicing
                  P.O. Box 1508
                  Bowling Green Station
                  New York, NY 10081
                  Attention:  CIGNA Private Placements
                  Fax:     (212) 552-3107/1005

(3)      All other communications to:

                  CIG & CO.
                  c/o CIGNA Investments, Inc.
                  Attention:        Private Securities Division- S-307
                  900 Cottage Grove Road
                  Hartford, CT 06152-2307
                  Fax:     (860) 726-7203

(4)      All securities shall be registered in the name of CIG & CO.

TAX ID NUMBER:    13-3574027

                                                                    SCHEDULE A-5



                       INFORMATION RELATING TO PURCHASERS


                                              Principal Amount and Sub-Series of
Name and Address of Purchaser                  Series 2001 Notes to be Purchased
-----------------------------                  ---------------------------------


NEW YORK LIFE INSURANCE COMPANY                              Series 2001-A Notes
                                                             $5,000,000

(1) All payments by wire or intrabank transfer of immediately available funds to:

                  Chase Manhattan Bank
                  New York, New York 10019
                  ABA No.:  021-000-021
                  Credit:  New York Life Insurance Company
                  General Account No. 008-9-00687

         with sufficient information (including issuer, PPN number, interest rate, maturity and whether payment is of principal, premium, or interest) to identify the source and application of such funds.

         With advice of such payments to:

                  New York Life Insurance Company
                  51 Madison Avenue
                  New York, NY 10010-1603

         Attention:        Treasury Department
                            Securities Income Section
                           Room 209
                              Fax #: (212) 447-4296

(2)      All other communications:

                  New York Life Insurance Company
                  51 Madison Avenue
                  New York, New York 10010

         Attention:        Investment Department
                           Private Finance Group
                           Room 206
                           Fax #:  (212) 447-4122/ (212) 576-6752

         with a copy of any notices regarding defaults or Events of Default under the operative documents to:

         Attention:        Office of General Counsel
         ----------
                          Investment Section, Room 1107
                              Fax #: (212) 576-8340

TAX ID NUMBER:    13-5582869

                                                                    SCHEDULE A-6



                       INFORMATION RELATING TO PURCHASERS


                                              Principal Amount and Sub-Series of
Name and Address of Purchaser                  Series 2001 Notes to be Purchased
-----------------------------                  ---------------------------------

NEW YORK LIFE INSURANCE                                      Series 2001-A Notes
AND ANNUITY CORPORATION                                      $10,000,000

(1) All payments by wire or intrabank transfer of immediately available funds to:

                  Chase Manhattan Bank
                  New York, New York
                  ABA No. 021-000-021
                  Credit: New York Life Insurance and Annuity Corporation General Account No. 323-8-47382

         with sufficient information (including issuer, PPN, interest rate, maturity and whether payment is of principal, premium, or interest) to identify the source and application of such funds.

         With advice of such payments to:

                  New York Life Insurance and Annuity Corporation
                  c/o New York Life Insurance Company
                  51 Madion Avenue
                  New York, New York 10010-1603

         Attention:        Treasury Department
                            Securities Income Section
                           Room 209
                              Fax #: (212) 447-4296

(2)      All other communications:

                  New York Life Insurance and Annuity Corporation
                  c/o New York Life Insurance Company
                  51 Madison Avenue
                  New York, NY 10010-1603

         Attention:        Investment Department
                           Private Finance Group
                           Room 206
                           Fax #:  (212) 447-4122/ (212) 576-6752

         with a copy of any notices regarding defaults or Events of Default under the operative documents to:

         Attention:        Office of General Counsel
         ---------
                          Investment Section, Room 1107
                              Fax #: (212) 576-8340



TAX ID NUMBER:    13-3044743

                                                                    SCHEDULE A-7



                       INFORMATION RELATING TO PURCHASERS


                                              Principal Amount and Sub-Series of
Name and Address of Purchaser                  Series 2001 Notes to be Purchased
-----------------------------                  ---------------------------------


JEFFERSON PILOT LIFEAMERICA                                  Series 2001-A Notes
INSURANCE COMPANY                                            $4,000,000

(1) All payments by federal funds wire transfer of immediately available funds to:

                  Jefferson Pilot LifeAmerica Insurance Company
                  c/o The Bank of New York
                  ABA 021000018 BNF: IOC566
                  Custody Account 280256
                  Attention:  P&I Department

         Such wire transfer shall identify the issue to which the payment relates and shall identify the amount of principal interest and premium.

(2)      Address for Bank Correspondence (copy to Purchaser at address below):

                  Jefferson Pilot LifeAmerica Insurance Company
                  c/o The Bank of New York
                  Attention:  P&I Department
                  Post Office Box 19266
                  Newark, New Jersey 07195

         Purchaser's Address (for all notices):

                  Jefferson Pilot LifeAmerica Insurance Company
                  Post Office Box 20407
                  Greensboro, North Carolina 27420
                  Attention:        Securities Administration
                  Fax:     (336) 691-3717

         For Hand Delivery:
                  100 North Greene Street
                  Greensboro, North Carolina 27401
                  Attention:  Securities Administration

(3)      Delivery of Notes:         A copy of the Note(s) should be sent to
                                    Jefferson Pilot LifeAmerica at the above address.

         Deliver Notes to:

                  Bank of New York
                  One Wall Street
                  3rd Floor Window A
                  For Jefferson Pilot LifeAmerica Account #280256
                  New York, New York 10286

TAX ID NUMBER:  22-0832760

                                                                    SCHEDULE A-8



                       INFORMATION RELATING TO PURCHASERS


                                              Principal Amount and Sub-Series of
Name and Address of Purchaser                  Series 2001 Notes to be Purchased
-----------------------------                  ---------------------------------


JEFFERSON-PILOT LIFE INSURANCE COMPANY                       Series 2001-A Notes
                                                             $8,000,000

(1) All payments by federal funds wire transfer of immediately available funds to:

                  Jefferson-Pilot Life Insurance Company
                  c/o The Bank of New York
                  ABA 021000018 BNF: IOC566
                  Custody Account 186100
                  Attention:  P&I Department

         Such wire transfer shall identify the issue to which the payment relates and shall identify the amount of principal interest and premium.

(2)      Address for Bank Correspondence (copy to Purchaser at address below):

                  Jefferson-Pilot Life Insurance Company
                  c/o The Bank of New York
                  Attention:  P&I Department
                  Post Office Box 19266
                  Newark, New Jersey 07195

         Purchaser's Address (for all notices):

                  Jefferson-Pilot Life Insurance Company
                  Post Office Box 20407
                  Greensboro, North Carolina 27420
                  Attention:        Securities Administration
                  Fax:     (336) 691-3717

         For Hand Delivery:
                  100 North Greene Street
                  Greensboro, North Carolina 27401
                  Attention:  Securities Administration

(3)      Delivery of Notes:         A copy of the Note(s) should be sent to
                                    Jefferson-Pilot Life at the above address.

         Deliver Notes to:
                  Bank of New York
                  One Wall Street
                  3rd Floor Window A
                  For Jefferson-Pilot Life Account #186100
                  New York, New York 10286



TAX ID NUMBER:    56-0359860

                                                                    SCHEDULE A-9



                       INFORMATION RELATING TO PURCHASERS


                                               Principal Amount of Sub-Series of
Name and Address of Purchaser                  Series 2001 Notes to be Purchased
-----------------------------                  ---------------------------------


THE CANADA LIFE ASSURANCE COMPANY                            Series 2001-A Notes
                                                             $5,000,000

(1)      Domestic Physical Delivery

         By Messenger:
                  Chase Manhattan Bank
                  4 New York Plaza
                  Ground Floor Window
                  New York, NY 10004-2477
                  Reference:  The Canada Life Assurance Company
                                    Trust Account Number G52708

         By Courier:
                  Chase Manhattan Bank
                  4 New York Plaza--1st Floor
                  Ground Floor Window
                  New York, NY 10004-2477
                  Attention:  Mike Jones--Outsourcing Dept. (212) 623-1023
                  ---------
                  Reference:  The Canada Life Assurance Company
                                    Trust Account Number G52708

         Depository Trust Company:
                  Chase Manhattan Bank
                  Agent ID No. 26368
                  Agent DTC No. 902
                  Institution ID No. 58499
                     For: The Canada Life Assurance Company
                          Trust Account Number: G52708

         Cash Wire Instructions:
                  Chase Manhattan Bank
                  ABA 021-000-021
                  A/C #900-9-000200
                  Trust Account No. G52708

                  Reference:  CUSIP, Name of Issuer & description, and Principal and Interest payment.

         Payment Instructions (by mail):
                  J. Romeo & Co.
                  c/o Chase Manhattan Bank
                  P.O. Box 35308
                  Newark, New Jersey 07101-8006
                  Attn:    Funds Clearance/ AC # G 52708

                  Reference:  CUSIP, Name of Issuer and description, and
                              Principal and Interest payment.

         For Call or Maturity Payment:
                  Chase Manhattan Bank
                  ABA 021-000-021
                  A/C #900-9-000192
                  Trust Account G52708
                  Reference:  CUSIP, Name of Issuer & description, and call or maturity date

(2) Please send notices of payment and written confirmations of wire transfers to:

                  Chase Manhattan Bank
                  North American Insurance
                  3 Chase Metro tech Center--6th Floor
                  Brooklyn, NY 11245
                  Attn.:   Doll Balbadar

                  Copy to: The Canada Life Assurance Company
                                    330 University Ave. SP-12
                                    Securities Accounting
                                    Toronto, ON M5G 1R8
                                     Canada

(3)      Register notes in the name of J. Romeo & Co.

TAX ID NUMBER:    38-0397420

                                                                   SCHEDULE A-10



                       INFORMATION RELATING TO PURCHASERS


                                               Principal Amount of Sub-Series of
Name and Address of Purchaser                  Series 2001 Notes to be Purchased
-----------------------------                  ---------------------------------


AMERITAS LIFE INSURANCE CORP.                                Series 2001-A Notes
5900 "O" Street                                              $2,000,000
Lincoln, NE 68510-2234

(1)      All payments by wire transfer of immediately available funds to:

                  U.S. Bank
                  ABA# 104-000-029
                  Ameritas Life Insurance Corp.
                  Acct#:  1-494-0070-0188
                  Re:      Description of Note; Principal & Interest Breakdown

         with sufficient information to identify the source and application of such funds.

(2) All notices of payments and written confirmations of such wire transfers:

                  Ameritas Life Insurance Corp.
                  5900 "O" Street
                  Lincoln, NE 68510-2234
                  Fax Number:  (402) 467-6970
                  Attn.:   James Mikus

(3)      All other communications:

                  Ameritas Life Insurance Corp.
                  5900 "O" Street
                  Lincoln, NE 68510-2234
                  Attn.:   James Mikus



TAX ID NUMBER:    47-0098400

                                                                   SCHEDULE A-11



                       INFORMATION RELATING TO PURCHASERS


                                               Principal Amount of Sub-Series of
Name and Address of Purchaser                  Series 2001 Notes to be Purchased
-----------------------------                  ---------------------------------


ACACIA NATIONAL LIFE                                         Series 2001-A Notes
INSURANCE COMPANY                                            $1,000,000
5900 `O'  Street
Lincoln, NE 68510-2234


(1)      All payments by wire transfer of immediately available funds to:

                  Bankers Trust New York
                  ABA #021-001-033
                  Reference: Acacia National Life Insurance Company #093596; CUSIP; Name of Issue with sufficient information to identify the source and application of such funds.

(2) All notices of payments and written confirmations of such wire transfers:

                  Acacia National Life Insurance Company
                  Ameritas Investment Advisors Inc.
                  390 North Cotner Blvd.
                  Lincoln, NE 68505
                  Fax #:   (402) 467-6970

(3)      All other communications:

                  Acacia National Life Insurance Company
                  Ameritas Investment Advisors Inc.
                  390 North Cotner Blvd.
                  Lincoln, NE 68505

(4)      Delivery of certificates by registered mail:

                  Bankers Trust Company
                  Corp. Receive Window 44
                  16 Wall Street, 4th Floor, M.S. 4045
                  New York, NY 10005
                  Ref:  Acacia National Life Insurance Company #093596

(5)      To be registered in the nominee of SALKELD & CO.



TAX ID NUMBER:    52-1009067

                                                                   SCHEDULE A-12



                       INFORMATION RELATING TO PURCHASERS


                                               Principal Amount of Sub-Series of
Name and Address of Purchaser                  Series 2001 Notes to be Purchased
-----------------------------                  ---------------------------------


ACACIA LIFE INSURANCE COMPANY                                Series 2001-A Notes
5900 "O" Street                                              $1,000,000
Lincoln, NE 68510-2234

(1)      All payments by wire transfer of immediately available funds to:

                  Bankers Trust New York
                  ABA #021-001-033
                  Reference:  Acacia Life Insurance Company #093595; CUSIP; Name
                              of Issue with sufficient information to identify the source and application of such funds.

(2) All notices of payments and written confirmations of such wire transfers:

                  Acacia Life Insurance Company
                  Ameritas Investment Advisors Inc.
                  390 North Cotner Blvd.
                  Lincoln, NE 68505
                  Fax#:  (402) 467-6970

(3)      All other communications:

                  Acacia Life Insurance Company
                  Ameritas Investment Advisors Inc.
                  390 North Cotner Blvd.
                  Lincoln, NE 68505

(4)      Delivery of certificates by registered mail:

                  Bankers Trust Company
                  Corp. Receive Window 44
                  16 Wall Street, 4th Floor, M.S. 4045
                  New York, NY 10005
                  Acacia Life Insurance Company #093595

(5)      To be registered in the nominee of SALKELD & CO.






TAX ID NUMBER:    53-0022880

                                                                   SCHEDULE A-13



                       INFORMATION RELATING TO PURCHASERS


                                               Principal Amount of Sub-Series of
Name and Address of Purchaser                  Series 2001 Notes to be Purchased
-----------------------------                  ---------------------------------


SECURITY FINANCIAL LIFE INSURANCE                            Series 2001-B Notes
COMPANY                                                      $1,000,000

(1) All payments on in respect of the Notes shall be made by wire transfer of immediately available funds at the opening of business on the due date to:

                  Wells Fargo Bank, Nebraska, N.A.
                  1248 "O" Street
                  Lincoln, NE 68508
                  ABA No. 104-000-058
                  Account of:       Security Financial Life
                  Account No.:      79-40-797-624

         Each such wire transfer shall set forth the name of the issuer, the full title of the Notes (including the rate and final redemption to maturity date) and application of such funds among principal, premium and interest, if applicable.

(2) All notices of payment and written confirmations of such wire transfers should be sent to:

                  Security Financial Life Insurance Co.
                  4000 Pine Lake Road
                  P.O. Box 82248
                  Lincoln, NE 68516
                  Attention:  Investment Division
                  Fax: (402) 434-9599
                  Phone:  (402) 434-9500

(3)      All other communications should be sent to:

                  Security Financial Life Insurance Co.
                  4000 Pine Lake Road
                  P.O. Box 82248
                  Lincoln, NE 68501-2248



TAX ID NUMBER:    47-0293990

                                                                      SCHEDULE B
                                                                      ----------
                           DEFINED TERMS
                           -------------

                  As used herein, the following terms have the respective meanings set forth below or set forth in the Section hereof following such term:

                  "Adjusted EBITDA" means for any period, the total of the following calculated without duplication on a consolidated basis for such period: (i) EBITDA, plus (ii) on a pro forma basis, the pro forma EBITDA of each Person or, as applicable, the EBITDA attributable to the assets acquired from such Person by the Company or any Restricted Subsidiary in the subject period, for any portion of such subject period occurring prior to the date of the acquisition by the Company or any Restricted Subsidiary of such Person or related assets and provided, further, that any calculation pursuant to subclause
(ii) above of pro form EBITDA for any subject period which gives effect to asset acquisitions during the subject period on a pro forma basis as provided above shall in any event be determined by the Company in accordance with sound financial practice and on the basis, to the extent available, of appropriate financial statements and tax returns for the applicable period, and shall be set forth in a certificate of the principal financial officer of the Company accompanied by calculations in reasonable detail showing the manner of determination thereof, which certificate shall be furnished to each holder of a Note not later than the certificate required to be furnished by the Company in respect of the fiscal period in which such date of determination occurs pursuant to Section 7.2(a).

                  "Affiliate" means, at any time, and with respect to any Person, (a) any Person (other than a Restricted Subsidiary) that at such time directly or indirectly through one or more intermediaries Controls, or is Controlled by, or is under common Control with, such first Person, and (b) any Person beneficially owning or holding, directly or indirectly, 10% or more of any class of voting or equity interests of the Company or any Subsidiary or any corporation of which the Company and its Subsidiaries beneficially own or hold, in the aggregate, directly or indirectly, 10% or more of any class of voting or equity interests. As used in this definition, "Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise. Unless the context otherwise clearly requires, any reference to an "Affiliate" is a reference to an Affiliate of the Company.

                  "Bank Agreement" means the Credit Agreement dated as of January 27, 1998 among O'Reilly Automotive, Inc., Nationsbank, N.A., Nationsbanc Montgomery Securities, LLC and the Lenders named therein, as such Credit Agreement has been and may be amended, restated or otherwise modified.

                  "Bank Guaranty" means the Guaranty dated January 27, 1998 from the Subsidiaries of the Company party thereto in favor of the banks party to the Bank Agreement, as such agreement may be amended, restated or otherwise modified, and any successors thereto or assignees thereof.

                  "Business Day" means (a) for the purposes of Section 8.6 only, any day other than a Saturday, a Sunday or a day on which commercial banks in New York City are required or authorized to be closed, and (b) for the purposes of any other provision of this Agreement, any day other than a Saturday, a Sunday or a day on which commercial banks in New York, New York; Chicago, Illinois and Springfield, Missouri are required or authorized to be closed.

                  "Capital Lease" means, at any time, a lease with respect to which the lessee is required concurrently to recognize the acquisition of an asset and the incurrence of a liability in accordance with GAAP.

                  "Capital Lease Obligation" means, with respect to any Person and a Capital Lease, the amount of the obligation of such Person as the lessee under such Capital Lease which would, in accordance with GAAP, appear as a liability on the balance sheet of such Person.

                  "Closing" is defined in Section 3.

                  "Code" means the Internal Revenue Code of 1986, as amended from time to time, and the rules and regulations promulgated thereunder from time to time.

                  "Company" means O'Reilly Automotive, Inc., a Missouri
                   corporation.

                  "Confidential Information" is defined in Section 20.

                  "Consolidated Adjusted Net Worth" means, as of the date of any determination thereof, Consolidated Net Worth less the total amount of Restricted Investments in excess of 10% of shareholders' equity on such date of determination.

                  "Consolidated Debt" means as of any date of determination, the total of all Debt of the Company and its Restricted Subsidiaries determined on a consolidated basis in accordance with GAAP.

                  "Consolidated Income Available for Fixed Charges" means for any period the sum of (i) EBITDA and (ii) Rentals for such period.

                  "Consolidated Net Income" shall mean net income, before any extraordinary items, of the Company and its Restricted Subsidiaries for such period on a consolidated basis, as calculated in accordance with GAAP.

                  "Consolidated Net Worth" means at any time the total amount of shareholders' equity of the Company and its Restricted Subsidiaries, determined on a consolidated basis in accordance with GAAP.

                  "Consolidated Total Assets" means, as of the date of any determination thereof, the total amount of all assets of the Company and its Restricted Subsidiaries, determined on a consolidated basis in accordance with GAAP.

                  "Debt" means, without duplication, the sum of (a) liabilities for borrowed money, (b) liabilities and redemption obligations in respect of mandatorily redeemable preferred stock, (c) liabilities (excluding accounts payable and other accrued liabilities arising in the ordinary course of business) for the deferred purchase price of property and conditional sale or title retention agreements, (d) Capital Lease Obligations, (e) liabilities for borrowed money secured by any Lien with respect to any property owned by such Person (whether or not it was assumed or otherwise became liable for such liabilities) and (f) Guaranties of any Person with respect to liabilities of a type described in clauses (a) through (e) hereof.

                  "Default" means an event or condition the occurrence or existence of which would, with the lapse of time or the giving of notice or both, become an Event of Default.

                  "Default Rate" means, with respect to any Sub-Series of the Series 2001 Notes, that rate of interest that is the greater of (i) 2% per annum above the rate of interest stated in clause (a) of the first paragraph of such Sub-Series of Series 2001 Notes or (ii) 2% over the rate of interest publicly announced by Bank of America in Chicago, Illinois as its "base" or "prime" rate.

                  "EBITDA" shall mean Consolidated Net Income, plus, to the extent deducted in calculating Consolidated Net Income, income tax expense, Interest Expense, depreciation and amortization.

                  "Environmental Laws" means any and all Federal, state, local, and foreign statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, permits, concessions, grants, franchises, licenses, agreements or governmental restrictions relating to pollution and the protection of the environment or the release of any materials into the environment, including but not limited to those related to hazardous substances or wastes, air emissions and discharges to waste or public systems.

                  "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the rules and regulations promulgated thereunder from time to time in effect.

                  "ERISA Affiliate" means any trade or business (whether or not incorporated) that is treated as a single employer together with the Company under section 414 of the Code.

                  "Event of Default" is defined in Section 11.

                  "Excluded Sale and Leaseback Transaction" means a transaction or series of transactions pursuant to which the Company or any Restricted Subsidiary shall sell or transfer to any Person (other than the Company or a Restricted Subsidiary) any property acquired after the date of this Agreement, and, as part of the same transaction or series of transactions, the Company or any Restricted Subsidiary shall, within 180 days following such sale or transfer, rent or lease as lessee (other than pursuant to a Capital Lease), or similarly acquire the right to possession or use of, such property or one or more properties which it intends to use for the same purpose or purposes as such property.

                  "Exchange Act" means the Securities Exchange Act of 1934, as amended.

                  "Fixed Charges" means, with respect to any period, the sum of
(i) Interest Expense and (ii) Rentals for such period.

                  "GAAP" means generally accepted accounting principles as in effect from time to time in the United States of America.

                  "Governmental Authority"  means

                  (a)      the government of

                           (i) the United States of America or any State or other political subdivision thereof, or

                           (ii) any jurisdiction in which the Company or any Subsidiary conducts all or any part of its business, or which asserts jurisdiction over any properties of the Company or any Subsidiary, or

                  (b) any entity exercising executive, legislative, judicial, regulatory or administrative functions of, or pertaining to, any such government.

                  "Guaranty" means, with respect to any Person, any obligation (except the endorsement in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guaranteeing or in effect guaranteeing any indebtedness, dividend or other obligation of any other Person in any manner, whether directly or indirectly, including (without limitation) obligations incurred through an agreement, contingent or otherwise, by such
Person:

                  (a) to purchase such indebtedness or obligation or any property constituting security therefor;

                  (b) to advance or supply funds (i) for the purchase or payment of such indebtedness or obligation, or (ii) to maintain any working capital or other balance sheet condition or any income statement condition of any other Person or otherwise to advance or make available funds for the purchase or payment of such indebtedness or obligation;

                  (c) to lease properties or to purchase properties or services primarily for the purpose of assuring the owner of such indebtedness or obligation of the ability of any other Person to make payment of the indebtedness or obligation; or

                  (d) otherwise to assure the owner of such indebtedness or obligation against loss in respect thereof.

The amount of any Guaranty of any guaranteeing Person shall be deemed to be the lesser of (i) an amount equal to the stated or determinable amount of the primary obligation in respect of which such Guaranty is made, or (ii) the maximum principal amount for which such guaranteeing Person may be liable pursuant to the terms of the instrument embodying such Guaranty, unless such primary obligation and the maximum amount for which such guaranteeing Person may be liable are not stated or determinable, in which case the amount of such Guaranty shall be such guaranteeing Person's maximum reasonably anticipated liability in respect thereof as determined by the Board of Directors of the Company.

                  "Hazardous Material" means any and all pollutants, toxic or hazardous wastes or any other substances that might pose a hazard to health or safety, the removal of which may be required or the generation, manufacture, refining, production, processing, treatment, storage, handling, transportation, transfer, use, disposal, release, discharge, spillage, seepage, or filtration of which is or shall be restricted, prohibited or penalized by any applicable law (including, without limitation, asbestos, urea formaldehyde foam insulation and polycholorinated biphenyls).

                  "holder" means, with respect to any Series 2001 Note, the Person in whose name such Series 2001 Note is registered in the register maintained by the Company pursuant to Section 13.1.

                  "Institutional Investor" means (a) any original purchaser of a Note, (b) any holder of a Note holding more than $2,000,000 of the aggregate principal amount of the Notes then outstanding, and (c) any bank, trust company, savings and loan association or other financial institution, any pension plan, any investment company, any insurance company, any broker or dealer, or any other similar financial institution or entity, regardless of legal form.

                  "Intercreditor Agreement" is defined in Section 1.1.

                  "Interest Expense" means, with respect to any period, the sum (without duplication) of the following (in each case, eliminating all offsetting debits and credits between the Company and its Restricted Subsidiaries and all other items required to be eliminated in the course of the preparation of consolidated financial statements of the Company and its Restricted Subsidiaries in accordance with GAAP): (a) all interest in respect of Debt of the Company and its Restricted Subsidiaries (including imputed interest on Capital Lease Obligations) deducted in determining Consolidated Net Income for such period, and (b) all debt discount and expense amortized or required to be amortized in the determination of Consolidated Net Income for such period.

                  "Lien" means, with respect to any Person, any mortgage, lien, pledge, charge, security interest or other encumbrance, or any interest or title of any vendor, lessor, lender or other secured party to or of such Person under any conditional sale or other title retention agreement or Capital Lease, upon or with respect to any property or asset of such Person (including in the case of stock, stockholder agreements, voting trust agreements and all similar arrangements).

                  "Make-Whole Amount" is defined in Section 8.6.

                  "Material" means material in relation to the business, operations, affairs, financial condition, assets or properties of the Company and its Subsidiaries taken as a whole.

                  "Material Adverse Effect" means a material adverse effect on
(a) the business, operations, affairs, financial condition, assets or properties of the Company and its Subsidiaries taken as a whole, or (b) the ability of the Company to perform its obligations under this Agreement or the Notes, or (c) the validity or enforceability of this Agreement or the Notes.

                  "Memorandum" is defined in Section 5.3.

                  "Multiemployer Plan" means any Plan that is a "multiemployer plan" (as such term is defined in section 4001(a)(3) of ERISA).

                  "Notes" is defined in Section 1.2.

                  "Officer's Certificate" means a certificate of a Senior Financial Officer or of any other officer of the Company whose responsibilities extend to the subject matter of such certificate.

                  "PBGC" means the Pension Benefit Guaranty Corporation referred to and defined in ERISA or any successor thereto.

                  "Person" means an individual, partnership, corporation, limited liability company, association, trust, unincorporated organization, or a government or agency or political subdivision thereof.

                  "Plan" means an "employee benefit plan" (as defined in section 3(3) of ERISA) that is or, within the preceding five years, has been established or maintained, or to which contributions are or, within the preceding five years, have been made or required to be made, by the Company or any ERISA Affiliate or with respect to which the Company or any ERISA Affiliate may have any liability.

                  "Priority Debt" means (without duplication), as of any date, the sum of (a) unsecured Debt of Restricted Subsidiaries other than (i) Debt owed to the Company or any other Restricted Subsidiary and (ii) Debt outstanding at the time such Person became a Restricted Subsidiary and (b) Debt of the

Company and its Restricted Subsidiaries secured by a Lien other than any such Lien permitted by clauses (a) through (i) of Section 10.4.

                  "property" or "properties" means, unless otherwise specifically limited, real or personal property of any kind, tangible or intangible, choate or inchoate.

                  "Purchaser(s)" is defined in the salutation to this Agreement.

                  "QPAM Exemption" means Prohibited Transaction Class Exemption 84-14 issued by the United States Department of Labor.

                  "Rentals" means, with respect to any period, the sum of the minimum amount of rental and other obligations required to be paid during such period by the Company or any Restricted Subsidiary as lessee under all operating leases (other than Capital Leases), excluding any amount required to be paid by the lessee (whether or not therein designated as rental or additional rental)
(a) which are on account of maintenance and repairs, insurance, taxes, assessments, water rates and similar charges, or (b) which are based on profits, revenues or sales realized by the lessee from the leased property or otherwise based on the performance of the lessee.

                  "Required Holders" means, with respect to any Series, the holders of more than fifty percent (50%) in principal amount of the Notes of such Series (taken collectively) at the time outstanding (exclusive of Notes then owned by the Company or any of its Affiliates).

                  "Responsible Officer" means the Chief Executive Officer, the Chief Operating Officer and any "executive officer" as defined in Rule 3b-7 under the Exchange Act.

                  "Restricted Investments" shall mean all investments except any of the following: (i) property to be used in the ordinary course of business;
(ii) assets arising from the sale of goods and services in the ordinary course of business; (iii) investments in one or more Restricted Subsidiaries or any Person that becomes a Restricted Subsidiary; (iv) investments existing at the date of closing; (v) investments in obligations, maturing within one year, issued by or guaranteed by the United States of America, or an agency thereof, or Canada, or any province thereof; (vi) investments in tax-exempt obligations, maturing within one year, which are rated in one of the top two rating classifications by at least one national rating agency; (vii) investments in certificates of deposit or banker's acceptances maturing within one year issued by Bank of America or other commercial banks which are rated in one of the top two rating classifications by at least one national rating agency; (viii) investments in commercial paper, maturing within 270 days, rated in one of the top two rating classifications by at least one national rating agency; (ix) investments in repurchase agreements, (x) treasury stock, or (xi) investments in money market instrument programs which are classified as current assets in accordance with GAAP.

                  "Restricted Subsidiary" means any Subsidiary which: (i) at least a majority of the voting securities are owned by the Company and/or one or more Wholly-Owned Restricted Subsidiaries and (ii) the Company has not designated as an Unrestricted Subsidiary by notice in writing given to the holders of the Series 2001 Notes.

                  "SEC" means the Securities and Exchange Commission of the United States.

                  "Securities Act" means the Securities Act of 1933, as amended from time to time.

                  "Series 2001 Notes" is defined in Section 1.2.

                  "Senior Debt" is defined in Section 1.1.

                  "Senior Financial Officer" means the chief financial officer, principal accounting officer, treasurer or comptroller of the Company.

                  "Significant Subsidiary" means at any time any Restricted Subsidiary that would at such time constitute a "significant subsidiary" (as such term is defined in Regulation S-X of the Securities and Exchange Commission as in effect on the date of the Closing) of the Company.

                  "Sub-Series" is defined in Section 1.1.

                  "Subsidiary" means, as to any Person, any corporation, association or other business entity in which such Person or one or more of its Subsidiaries or such Person and one or more of its Subsidiaries owns sufficient equity or voting interests to enable it or them (as a group) ordinarily, in the absence of contingencies, to elect a majority of the directors (or Persons performing similar functions) of such entity, and any partnership or joint venture if more than a 50% interest in the profits or capital thereof is owned by such Person or one or more of its Subsidiaries or such Person and one or more of its Subsidiaries (unless such partnership can and does ordinarily take major business actions without the prior approval of such Person or one or more of its Subsidiaries). Unless the context otherwise clearly requires, any reference to a "Subsidiary" is a reference to a Subsidiary of the Company.

                  "Subsidiary Guarantors" means each of First Call Auto Supply, L.P., First Call Management Company, Green County Realty Co., Hi-Lo Automotive, Inc., Hi-Lo Auto Supply, L.P., Hi-Lo Investment Company, Hi-Lo Management Company, Ozark Automotive Distributors, Inc. and O'Reilly II Aviation, Inc. and any Subsidiary which becomes a Subsidiary Guarantor pursuant to Section 9.7 hereof.

                  "Subsidiary Guaranty" is defined in Section 1.1.

                  "Unrestricted Subsidiary" means any Subsidiary so designated by the Company.

                  "Wholly-Owned Restricted Subsidiary" means, at any time, any Restricted Subsidiary one hundred percent (100%) of all of the equity interests (except directors' qualifying shares) and voting interests of which are owned by any one or more of the Company and the Company's other Wholly-Owned Restricted Subsidiaries at such time.

                                  SCHEDULE 4.9

                         CHANGES IN CORPORATE STRUCTURE

None.

                                  SCHEDULE 5.3

                              DISCLOSURE MATERIALS

None.

                                  SCHEDULE 5.4

          SUBSIDIARIES OF THE COMPANY AND OWNERSHIP OF SUBSIDIARY STOCK

                (a) Subsidiaries; Affiliates; Directors/Officers

                                (i) Subsidiaries

                    Direct Corporate Subsidiaries of Borrower

                                                                     Percentage
                                                                      of Shares
                                    State of                              Owned
Name                                Organization    Restricted       by Company
----                                ------------    ----------       ----------
Ozark Automotive Distributors, Inc. Missouri               Yes            100%
Greene County Realty Co.            Missouri               Yes            100%
O'Reilly II Aviation, Inc.          Missouri               Yes            100%
Hi-Lo Automotive, Inc.              Delaware               Yes            100%

                   Indirect Corporate Subsidiaries of Borrower

                                                                     Percentage
                                                                      of Shares
                                                                       Owned by
                                    State of                   Hi-Lo Automotive,
Name                                Organization    Restricted             Inc.
----                                ------------    ---------- -----------------
Hi-Lo Management Company            Delaware               Yes            100%
Hi-Lo Investment Company            Delaware               Yes            100%
First Call Management Company       Delaware               Yes            100%


              Indirect Limited Partnership Subsidiaries of Borrower

                                                                                         Name of Partnership
                                    State of                        General or           Interest Owner and
Name                                Organization     Restricted     Limited Interest     Percentage Ownership
----                                ------------     ----------     ----------------     --------------------
Hi-Lo Auto Supply, L.P.             Texas                   Yes     General              Hi-Lo Management Company (1%)
                                                                    Limited              Hi-Lo Investment Company (99%)

First Call Auto Supply, L.P.        Texas                   Yes     General              First Call Management Company (1%)
                                                                    Limited              Hi-Lo Auto Supply, L.P. (99%)

                (ii) Company's Affiliates other than Subsidiaries

None.

                  (iii) Company's directors and senior officers

O'REILLY AUTOMOTIVE, INC.

Directors:
     David E. O'Reilly
     Lawrence P. O'Reilly
     Charles H. O'Reilly, Jr.
     Charles H. O'Reilly, Sr.
     Rosalie O'Reilly Wooten
     Jay D. Burchfield
     Joe C. Greene
     Paul Lederer

Officers:
    Charles H. O'Reilly, Sr. - Chairman Emeritus
    Charles H. O'Reilly, Jr. - Vice Chairman of the Board
    David O'Reilly - C.E.O. & Chairman of the Board
    Larry O'Reilly - C.O.O. & Chairman of the Board
    Tricia Headley - Secretary
    James R. Batten - Treasurer
    Rosalie O'Reilly Wooten - Member of the Board of Directors & Exec. V.P. Joe C. Greene - Member of Board of Directors
    Jay D. Burchfield - Member of Board of Directors
    Paul Lederer - Member of Board of Directors
    Ted Wise - Co-President
    Greg Henslee - Co-President


OZARK AUTOMOTIVE DISTRIBUTORS, INC.

Directors:
     David E. O'Reilly
     Lawrence P. O'Reilly
     Charles H. O'Reilly, Sr.
     Tricia  Headley

Officers:
     Charles H. O'Reilly, Sr. - Chairman of the Board
     David E. O'Reilly - President
     Larry O'Reilly - Vice-President

     Charles H. O'Reilly, Jr. - Vice-President
     Tricia Headley - Secretary
     David O'Reilly - Assistant Secretary
     James R. Batten - Chief Financial Officer


O'REILLY II AVIATION, INC.

Directors:
     David E. O'Reilly
     Lawrence P. O'Reilly
     Tricia Headley

Officers:
     David E. O'Reilly        -  President
     Lawrence P. O'Reilly  -  Vice President,  Secretary
     James R. Batten - Chief Financial Officer
     Tricia Headley - Assistant Secretary






HI-LO AUTOMOTIVE, INC.

Directors:
     David E. O'Reilly
     Lawrence P. O'Reilly
     Charles H. O'Reilly, Jr.
     Charles H. O'Reilly, Sr.
     Rosalie O'Reilly Wooten
     Jay D. Burchfield
     Joe C. Greene

Officers:
     David E. O'Reilly  -  Executive Vice President
     James R. Batten     -  Executive Vice President, Assistant Secretary
     Tricia Headley       -  Assistant Secretary


GREENE COUNTY REALTY CO.

Directors:
     David E. O'Reilly

     Charles H. O'Reilly, Jr.
     Charles H. O'Reilly, Sr.
     Tricia Headley

Officers:
     Charles H. O'Reilly, Sr. - President
     David O'Reilly - Vice-President
     Charles H. O'Reilly, Jr. -  Secretary/ Treasurer
     Tricia Headley - Assistant Secretary
     James R. Batten - Chief Financial Officer


HI-LO INVESTMENT COMPANY

Directors:
---------
     Mark A. Ferruci*
     Adianne M. Horne*
     Kim E. Luthans*

Officers:
     David E. O'Reilly  -  Executive Vice President
     James R. Batten     -  Executive Vice President, Assistant Secretary
     Tricia Headley       -  Assistant Secretary

* Employees of The Corporation Trust Company acting pursuant to letter agreement dated December 12, 1991


HI-LO MANAGEMENT COMPANY

Directors:
     David E. O'Reilly

Officers:
     David E. O'Reilly  -  Executive Vice President
     James R. Batten     -  Executive Vice President, Assistant Secretary
     Tricia Headley       -  Assistant Secretary

FIRST CALL MANAGEMENT COMPANY

Directors:
     David E. O'Reilly

Officers:
     David E. O'Reilly  -  Executive Vice President

     James R. Batten     -  Executive Vice President, Assistant Secretary
     Tricia Headley       -  Assistant Secretary


HI-LO AUTO SUPPLY, L.P.

Managing General Partner:

Hi-Lo Management Company


FIRST CALL AUTO SUPPLY, L.P.

Managing General Partner:

First Call Management Company


                          (b) Liens; Preemption Rights

None.

             (d) Restrictions on Subsidiary Dividends/Distributions

None.

                                  SCHEDULE 5.5

                              FINANCIAL STATEMENTS

The financial statements provided to each Purchaser by Borrower and its Subsidiaries are as follows:

1.       March 31, 2001 10Q
2.       December 31, 2000 10K
3.       2000 Annual Report to Shareholders
4.       Proxy Statement dated April 6, 2001
5.       Press Releases:
         a. April 24, 2001, O'Reilly Automotive Reports Comparable Sales of 9.3% and Record First Quarter Sales and Earnings
         b. February 27, 2001, O'Reilly Automotive Reports Annual and Fourth Quarter Earnings
         c. February 27, 2001, O'Reilly Automotive Names Paul Lederer to Board of Directors

                                  SCHEDULE 5.8

                               CERTAIN LITIGATION

Charles Beresky vs. Hi-Lo Auto Supply, L.P., Cause No. B-157,070, in the District Court of Jefferson County, 60th District Court. The complaint was filed against Hi/LO in May 1997. The plaintiff sought to certify a class action on behalf of persons or entities in the States of Texas, Louisiana and California that have purchased a battery from Hi/LO since May 1990. The complaint alleges that Hi/LO offered and sold "old," "used" and "out of warranty" batteries as if the batteries were new, resulting in claims for violations of deceptive trade practices, breach of contract, negligence, fraud, negligent misrepresentation and breach of warranty. The plaintiff is seeking, on behalf of the class, an unspecified amount of compensatory and punitive damages, as well as attorneys' fees and pre- and post-judgment interest. On July 27, 1998, the Trial Court certified this class. We appealed the decision to certify the class in the Court of Appeals for the Ninth District of Texas. On February 25, 1999, the Court of Appeals issued an opinion affirming the Trial Court's decision to certify the class. At that time, we appealed the opinion by seeking a mandamus from the Supreme Court of Texas. On April 6, 1999, the Supreme Court of Texas asked the plaintiff to file a response, which was filed on April 14, 1999. On May 3, 1999, we filed a reply to that response. On June 6, 2000, the Supreme Court of Texas denied the appeal for a mandamus. On January 15, 2001, we reached a favorable verbal settlement with the plaintiff's counsel. The settlement documents are currently being prepared and will be subject to the approval of the Trial Court. We believe that this lawsuit will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Coalition for a Level Playing Field, LLC, et. al. vs. Auto Zone Inc., et.al., Cause No. CV0000953 (DRH) in the United States District Court for the Eastern District of New York. This matter involves numerous independent auto parts stores (jobbers) who have not been certified as a class action, but have independently filed suit, claiming price discrimination by the vendors from which they purchased products. In addition to the Company, Wal-Mart, Autozone, Discount Auto Parts, Advance Auto Parts and CSK Auto Parts are named defendants. We believe this matter to be without merit and are vigorously defending against these claims. We have a motion pending to have the proceedings dismissed with respect to the Company. We believe that this lawsuit will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

                                  SCHEDULE 5.11

                             LICENSES; PERMITS; ETC.

(a)      None.

(b)      None.

(c)      None.

                                  SCHEDULE 5.14

                                 USE OF PROCEEDS

The proceeds from the Notes may be used for general corporate purposes of the Company and its Subsidiaries, including to repay existing debt of the Company and its Subsidiaries.

                                  SCHEDULE 5.15

                                  EXISTING DEBT

                                (a) Existing Debt

See attached spreadsheet.
                                (b) Future Liens

None.

                                  SCHEDULE 10.4

                                 EXISTING LIENS

See attachment.

                                                                   EXHIBIT 1.1-A

                           FORM OF SUBSIDIARY GUARANTY


         THIS GUARANTY (this "Guaranty") dated May 1, 2001 is made by First Call Auto Supply, L.P., a Texas limited partnership, First Call Management Company, a Delaware corporation, Greene County Realty Co., a Missouri corporation, Hi-Lo Automotive, Inc., a Delaware corporation, Hi-Lo Auto Supply, L.P., a Texas limited partnership, Hi-Lo Investment Company, a Delaware corporation, Hi-Lo Management Company, a Delaware corporation, Ozark Automotive Distributors, Inc., a Missouri corporation, and O'Reilly II Aviation, Inc., a Missouri corporation (collectively, the "Guarantors"), in favor of the holders from time to time of the Series 2001-A Notes and the Series 2001-B Notes hereinafter referred to, including each purchaser named in the Note Purchase Agreement [or supplement thereto] hereinafter referred to, and their respective successors and assigns (collectively, the "Holders" and each individually, a "Holder").

                         W I T N E S S E T H:
                         - - - - - - - - - -

         WHEREAS, O'Reilly Automotive, Inc., a Missouri corporation (the "Company"), and the initial Holders have entered into a Note Purchase Agreement dated as of May 1, 2001 (the Note Purchase Agreement as amended, supplemented, restated or otherwise modified from time to time in accordance with its terms and in effect, the "Note Purchase Agreement");

         WHEREAS, the Note Purchase Agreement contemplates the issuance by the Company of up to $200,000,000 aggregate principal amount of Notes (as defined in the Note Purchase Agreement) in Series of which $100,000,000 (the 7.72% Series 2001-A Notes due May 15, 2006 (the "Series 2001-A Notes") and the 7.92% Series 2001-B Notes due May 15, 2008 (the "Series 2001-B Notes")) have heretofore been issued to the Holders;

         WHEREAS, the Company owns all of the issued and outstanding capital stock of the Guarantors and, by virtue of such ownership and otherwise, the Guarantor will derive substantial benefits from the purchase by the Holders of the Company's Series 2001-A and Series 2001-B Notes;

         WHEREAS, it is a condition precedent to the obligation of the Holders to purchase the Series 2001-A and Series 2001-B Notes that the Guarantor shall have executed and delivered this Guaranty to the Holders and it is and will be a condition to the sale of subsequent Series of the Notes that a substantially identical Guaranty run in favor of the holders of such subsequent Series of Notes; and

         WHEREAS, the Guarantor desires to execute and deliver this Guaranty to satisfy the conditions described in the preceding paragraph;

         NOW, THEREFORE, in consideration of the premises and other benefits to the Guarantor, and of the purchase of the Company's Series 2001-A and Series 2001-B Notes by the Holders, and for other good and valuable consideration, the receipt and sufficiency of which are acknowledged, the Guarantor makes this Guaranty as follows:

         Section 1.  Definitions.  Any capitalized terms not otherwise herein
                     -----------
defined shall have the meanings attributed to them in the Note Purchase
Agreement.

         Section 2. Guaranty. The Guarantor unconditionally and irrevocably guarantees to the Holders the due, prompt and complete payment by the Company of the principal of, Make-Whole Amount, if any, and interest on, and each other amount due under, the Series 2001-A and Series 2001-B Notes and the Note Purchase Agreement, when and as the same shall become due and payable (whether at stated maturity or by required or optional prepayment or by declaration or otherwise) in accordance with the terms of the Series 2001-A and Series 2001-B Notes and the Note Purchase Agreement (the Series 2001-A and Series 2001-B Notes and the Note Purchase Agreement being sometimes hereinafter collectively referred to as the "Note Documents" and the amounts payable by the Company under the Note Documents, and all other monetary obligations of the Company thereunder, being sometimes collectively hereinafter referred to as the "Obligations"); provided that the amounts guaranteed hereby shall be limited, with respect to each Guarantor, to an aggregate amount equal to the largest amount that would not render such Guarantor's obligations hereunder subject to avoidance under Section 544 or Section 548 of the United States Bankruptcy Code or under any applicable state law relating to fraudulent transfers or conveyances. This Guaranty is a guaranty of payment and not just of collectibility and is in no way conditioned or contingent upon any attempt to collect from the Company or upon any other event, contingency or circumstance whatsoever. If for any reason whatsoever the Company shall fail or be unable duly, punctually and fully to pay such amounts as and when the same shall become due and payable, the Guarantor, without demand, presentment, protest or notice of any kind, will forthwith pay or cause to be paid such amounts to the Holders under the terms of such Note Documents, in lawful money of the United States, at the place specified in the Note Purchase Agreement, or perform or comply with the same or cause the same to be performed or complied with, together with interest (to the extent provided for under such Note Documents) on any amount due and owing from the Company. The Guarantor, promptly after demand, will pay to the Holders the reasonable costs and expenses of collecting such amounts or otherwise enforcing this Guaranty, including, without limitation, the reasonable fees and expenses of counsel.

         Section 3. Guarantor's Obligations Unconditional. The obligations of the Guarantor under this Guaranty shall be primary, absolute and unconditional obligations of the Guarantor, shall not be subject to any counterclaim, set-off, deduction, diminution, abatement, recoupment, suspension, deferment, reduction or defense based upon any claim the Guarantor or any other person may have against the Company or any other person, and to the full extent permitted by applicable law shall remain in full force and effect without regard to, and shall not be released, discharged or in any way affected by, any circumstance or condition whatsoever (whether or not the Guarantor or the Company shall have any knowledge or notice thereof), including:

                  (a) any termination, amendment or modification of or deletion from or addition or supplement to or other change in any of the Note Documents or any other instrument or agreement applicable to any of the parties to any of the Note Documents;

                  (b) any furnishing or acceptance of any security, or any release of any security, for the Obligations, or the failure of any security or the failure of any person to perfect any interest in any collateral;

                  (c) any failure, omission or delay on the part of the Company to conform or comply with any term of any of the Note Documents or any other instrument or agreement referred to in paragraph (a) above, including, without limitation, failure to give notice to the Guarantor of the occurrence of a "Default" or an "Event of Default" under any Note Document;

                  (d) any waiver of the payment, performance or observance of any of the obligations, conditions, covenants or agreements contained in any Note Document, or any other waiver, consent, extension, indulgence, compromise, settlement, release or other action or inaction under or in respect of any of the Note Documents or any other instrument or agreement referred to in paragraph (a) above or any obligation or liability of the Company, or any exercise or non-exercise of any right, remedy, power or privilege under or in respect of any such instrument or agreement or any such obligation or liability;

                  (e) any failure, omission or delay on the part of any of the Holders to enforce, assert or exercise any right, power or remedy conferred on such Holder in this Guaranty, or any such failure, omission or delay on the part of such Holder in connection with any Note Document, or any other action on the part of such Holder;

                  (f) any voluntary or involuntary bankruptcy, insolvency, reorganization, arrangement, readjustment, assignment for the benefit of creditors, composition, receivership, conservatorship, custodianship, liquidation, marshaling of assets and liabilities or similar proceedings with respect to the Company, the Guarantor or any other person or any of their respective properties or creditors, or any action taken by any trustee or receiver or by any court in any such proceeding;

                  (g) any discharge, termination, cancellation, frustration, irregularity, invalidity or unenforceability, in whole or in part, of any of the Note Documents or any other agreement or instrument referred to in paragraph (a) above or any term hereof;

                  (h) any merger or consolidation of the Company or the Guarantor into or with any other corporation, or any sale, lease or transfer of any of the assets of the Company or the Guarantor to any other person;

                  (i) any change in the ownership of any shares of capital stock of the Company or any change in the corporate relationship between the Company and the Guarantor, or any termination of such relationship;

                  (j) any release or discharge, by operation of law, of the Guarantor from the performance or observance of any obligation, covenant or agreement contained in this Guaranty, other than payment in full of the Obligations; or

                  (k) any other occurrence, circumstance, happening or event whatsoever, whether similar or dissimilar to the foregoing, whether foreseen or unforeseen, and any other circumstance which might otherwise constitute a legal or equitable defense or discharge of the liabilities of a Guarantor or surety or which might otherwise limit recourse against the Guarantor, other than payment in full of the Obligations.

Notwithstanding any other provision contained in this Guaranty, the Guarantor's liability with respect to the principal amount of the Series 2001-A and Series 2001-B Notes shall be no greater than the liability of the Company with respect thereto.

         Section 4.  Full Recourse Obligations.  The obligations of the
                     -------------------------
Guarantor set forth herein constitute the full recourse obligations of the Guarantor enforceable against it to the full extent of all its assets and properties.

         Section 5. Waiver. The Guarantor unconditionally waives, to the extent permitted by applicable law, (a) notice of any of the matters referred to in
Section 3, (b) notice to the Guarantor of the incurrence of any of the Obligations, notice to the Guarantor or the Company of any breach or default by the Company with respect to any of the Obligations or any other notice that may be required, by statute, rule of law or otherwise, to preserve any rights of the Holders against the Guarantor, (c) presentment to or demand of payment from the Company or the Guarantor with respect to any amount due under any Note Document or protest for nonpayment or dishonor, (d) any right to the enforcement, assertion or exercise by any of the Holders of any right, power, privilege or remedy conferred in the Note Purchase Agreement or any other Note Document or otherwise, (e) any requirement of diligence on the part of any of the Holders,
(f) any requirement to exhaust any remedies or to mitigate the damages resulting from any default under any Note Document, (g) any notice of any sale, transfer or other disposition by any of the Holders of any right, title to or interest in the Note Purchase Agreement or in any other Note Document and (h) any other circumstance whatsoever which might otherwise constitute a legal or equitable discharge, release or defense of a guarantor or surety or which might otherwise limit recourse against the Guarantor.

         Section 6. Subrogation, Contribution, Reimbursement or Indemnity. Until one year and one day after all Obligations have been indefeasibly paid in full, the Guarantor agrees not to take any action pursuant to any rights which may have arisen in connection with this Guaranty to be subrogated to any of the rights (whether contractual, under the United States Bankruptcy Code, as amended, including Section 509 thereof, under common law or otherwise) of any of the Holders against the Company or against any collateral security or guaranty or right of offset held by the Holders for the payment of the Obligations. Until 91 days after all Obligations have been indefeasibly paid in full, the Guarantor agrees not to take any action pursuant to any contractual, common law, statutory or other rights of reimbursement, contribution, exoneration or indemnity (or any similar right) from or against the Company which may have arisen in connection with this Guaranty. So long as the Obligations remain, if any amount shall be paid by or on behalf of the Company to the Guarantor on account of any of the rights waived in this paragraph, such amount shall be held by the Guarantor in trust, segregated from other funds of the Guarantor, and shall, forthwith upon receipt by the Guarantor, be turned over to the Holders (duly endorsed by such Guarantor to the Holders, if required), to be applied against the Obligations, whether matured or unmatured, in such order as the Holders may determine. The provisions of this paragraph shall survive the term of this Guaranty and the payment in full of the Obligations.

         Section 7. Effect of Bankruptcy Proceedings, etc. This Guaranty shall continue to be effective or be automatically reinstated, as the case may be, if at any time payment, in whole or in part, of any of the sums due to any of the Holders pursuant to the terms of the Note Purchase Agreement or any other Note Document is rescinded or must otherwise be restored or returned by such Holder upon the insolvency, bankruptcy, dissolution, liquidation or reorganization of the Company or any other person, or upon or as a result of the appointment of a custodian, receiver, trustee or other officer with similar powers with respect to the Company or other person or any substantial part of its property, or otherwise, all as though such payment had not been made. If an event permitting the acceleration of the maturity of the principal amount of the Series 2001-A and Series 2001-B Notes shall at any time have occurred and be continuing, and such acceleration shall at such time be prevented by reason of the pendency against the Company or any other person of a case or proceeding under a bankruptcy or insolvency law, the Guarantor agrees that, for purposes of this Guaranty and its obligations hereunder, the maturity of the principal amount of the Series 2001-A and Series 2001-B Notes and all other Obligations shall be deemed to have been accelerated with the same effect as if any Holder had accelerated the same in accordance with the terms of the Note Purchase Agreement or other applicable Note Document, and the Guarantor shall forthwith pay such principal amount, Make-Whole Amount, if any, and interest thereon and any other amounts guaranteed hereunder without further notice or demand.

         Section 8. Term of Agreement. This Guaranty and all guaranties, covenants and agreements of the Guarantor contained herein shall continue in full force and effect and shall not be discharged until such time as (a) all of the Obligations shall be paid and performed in full and all of the agreements of the Guarantor hereunder shall be duly paid and performed in full or (b) this Guaranty is released pursuant to the terms of Section 6.3 of the Note Purchase Agreement.

         Section 9.  Representations and Warranties.  The Guarantor represents
                     ------------------------------
and warrants to each Holder that:


                  (a) the Guarantor is a corporation duly organized, validly existing and in good standing under the laws of the States set forth in the first paragraph of this Guaranty and has the corporate power and authority to own and operate its property, to lease the property it operates as lessee and to conduct the business in which it is currently engaged;

                  (b) the Guarantor has the corporate power and authority and the legal right to execute and deliver, and to perform its obligations under, this Guaranty, and has taken all necessary corporate action to authorize its execution, delivery and performance of this Guaranty;

                  (c) this Guaranty constitutes a legal, valid and binding obligation of the Guarantor enforceable in accordance with its terms, except as enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally and by general equitable principles (regardless of whether such enforceability is considered in a proceeding in equity or at law);

                  (d) the execution, delivery and performance of this Guaranty will not violate any provision of any requirement of law or material contractual obligation of the Guarantor and will not result in or require the creation or imposition of any Lien on any of the properties, revenues or assets of the Guarantor pursuant to the provisions of any material contractual obligation of such Guarantor or any requirement of law;

                  (e) no consent or authorization of, filing with, or other act by or in respect of, any arbitrator or governmental authority is required in connection with the execution, delivery, performance, validity or enforceability of this Guaranty;

                  (f) no litigation, investigation or proceeding of or before any arbitrator or governmental authority is pending or, to the knowledge of the Guarantor, threatened by or against the Guarantor or any of its properties or revenues (i) with respect to this Guaranty or any of the transactions contemplated hereby or (ii) which could reasonably be expected to have a material adverse effect upon the business, operations or financial condition of the Guarantor and its subsidiaries taken as a whole;

                  (g) the execution, delivery and performance of this Guaranty will not violate any provision of any order, judgment, writ, award or decree of any court, arbitrator or Governmental Authority, domestic or foreign, or of the charter or by-laws of the Guarantor or of any securities issued by the Guarantor; and

                  (h) after giving effect to the transactions contemplated herein, (i) the present fair salable value of the assets of the Guarantor is in excess of the amount that will be required to pay its probable liability on its existing debts as said debts become absolute and matured, (ii) the Guarantor has received reasonably equivalent value for executing and delivering this Guaranty, (iii) the property remaining in the hands of the Guarantor is not an unreasonably small capital, and (iv) the Guarantor is able to pay its debts as they mature

         Section 10. Notices. All notices under the terms and provisions hereof shall be in writing, and shall be delivered or sent by telex or telecopy or mailed by first-class mail, postage prepaid, addressed (a) if to the Company or any Holder at the address set forth in the Note Purchase Agreement or (b) if to the Guarantor, to the Guarantor, c/o the Company at the address set forth in the Note Purchase Agreement or at such other address as the Guarantor shall from time to time designate in writing to the Holders. Any notice so addressed shall be deemed to be given when actually received.

         Section 11. Survival. All warranties, representations and covenants made by the Guarantor herein or in any certificate or other instrument delivered by it or on its behalf hereunder shall be considered to have been relied upon by the Holders and shall survive the execution and delivery of this Guaranty, regardless of any investigation made by any of the Holders. All statements in any such certificate or other instrument shall constitute warranties and representations by the Guarantor hereunder.

         Section 12. Miscellaneous. Any provision of this Guaranty which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provision hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, the Guarantor hereby waives any provision of law that renders any provisions hereof prohibited or unenforceable in any respect. The terms of this Guaranty shall be binding upon, and inure to the benefit of, the Guarantor and the Holders and their respective successors and assigns. No term or provision of this Guaranty may be changed, waived, discharged or terminated orally, but only by an instrument in writing signed by the Guarantor and the Holders. The section and paragraph headings in this Guaranty are for convenience of reference only and shall not modify, define, expand or limit any of the terms or provisions hereof, and all references herein to numbered sections, unless otherwise indicated, are to sections in this Guaranty. This Guaranty shall in all respects be governed by, and construed in accordance with, the laws of the State of Illinois, including all matters of construction, validity and performance.

                  IN WITNESS WHEREOF, the Guarantor has caused this Guaranty to be duly executed as of the day and year first above written.



                                [Guarantor]


                                By:
                                ------------------------------------------------
                                Title:


                                ------------------------------------------------

                                By:
                                ------------------------------------------------
                                Title:

                                                                   EXHIBIT 1.1-B

                               FORM OF SUPPLEMENT


                      SUPPLEMENT TO NOTE PURCHASE AGREEMENT


     THIS SUPPLEMENT is entered into as of [___________], (this "Supplement") between O'Reilly Automotive, Inc., a Missouri corporation (the "Company"), First Call Auto Supply, L.P., First Call Management Company, Greene County Realty Co., Hi-Lo Automotive, Inc., Hi-Lo Auto Supply, L.P., Hi-Lo Investment Company, Hi-Lo Management Company, Ozark Automotive Distributors, Inc. and O'Reilly II Aviation, Inc. (the "Guarantors") and the Purchasers listed in the attached Schedule A (the "Purchasers").

                                 R E C I T A L S

         A. The Company has entered into a Note Purchase Agreement dated as of May 1, 2001 with the purchasers listed in Schedule A thereto [and one or more supplements or amendments thereto] (as heretofore amended and supplemented, the "Note Purchase Agreement") and certain Subsidiaries have entered into a Subsidiary Guaranty dated as of May 1, 2001 (the "Subsidiary Guaranty"); and

         B. The Company desires to issue and sell, and the Purchasers desire to purchase, an additional Series of Notes (as defined in the Note Purchase Agreement) pursuant to the Note Purchase Agreement and in accordance with the terms set forth below;

         NOW, THEREFORE, the Company and the Purchasers agree as follows:

         1. Authorization of the New Series of Notes. The Company has authorized the issue and sale of $______________ aggregate principal amount of Notes to be designated as its [__]% Senior Notes, Series _____________, due _____________ (the "Series ____ Notes", such term to include any such Notes issued in substitution therefor pursuant to Section 13 of the Note Purchase Agreement). The Series _________ Notes shall be substantially in the form set out in Exhibit 1 hereto, with such changes therefrom, if any, as may be approved by you and the Company.

         2. Sale and Purchase of Series ____ Notes. Subject to the terms and conditions of this Supplement and the Note Purchase Agreement, the Company will issue and sell to each of the Purchasers, and the Purchasers will purchase from the Company, at the Closing provided for in Section 3 below, Series ____ Notes in the principal amount specified opposite their respective names in Schedule A at the purchase price of 100% of the principal amount thereof. The obligations of the Purchasers hereunder are several and not joint obligations and no Purchaser shall have any liability to any Person for the performance or non-performance by any other Purchaser hereunder.

         3. Closing. The sale and purchase of the Series _____ Notes to be purchased by the Purchasers shall occur at the offices of _______________________ at 9:00 a.m., ________ time, at a closing (the
"Closing") on ____________ or on such other Business Day thereafter on or prior to _____________ as may be agreed upon by the Company and the Purchasers. At the Closing the Company will deliver to each Purchaser the Series ____ Notes to be purchased by it in the form of a single Note (or such greater number of Series ____ Notes in denominations of at least $500,000 as such Purchaser may request) dated the date of the Closing and registered in its name (or in the name of its nominee), against delivery by such Purchaser to the Company or its order of immediately available funds in the amount of the purchase price therefor by wire transfer of immediately available funds for the account of the Company to account number [__________] at [_________________] Bank, [Insert Bank address, ABA number for wire transfers, and any other relevant wire transfer information]. If at the Closing the Company shall fail to tender such Series [ ] Notes to a Purchaser as provided above in this Section 3, or any of the conditions specified in Section 4 of the Note Purchase Agreement, as modified or expanded by Section 4 hereof, shall not have been fulfilled to such Purchaser's satisfaction, such Purchaser shall, at its election, be relieved of all further obligations under this Agreement, without thereby waiving any rights it may have by reason of such failure or such nonfulfillment.

         4. Conditions to Closing. Each Purchaser's obligation to purchase and pay for the Series [____] Notes to be sold to it at the Closing is subject to the fulfillment to its satisfaction, prior to or at the Closing, of the conditions set forth in Section 4 of the Note Purchase Agreement, as hereafter modified, and to the following additional conditions:

          [Set forth any modifications and additional conditions.]

         5. Representations and Warranties of the Company. The Company represents and warrants to the Purchasers that each of the representations and warranties contained in Section 5 of the Note Purchase Agreement is true and correct as of the date hereof (i) except that all references to "Purchaser" and "you" therein shall be deemed to refer to the Purchasers hereunder, all references to "this Agreement" shall be deemed to refer to the Note Purchase Agreement as supplemented by this Supplement, all references to "Notes" therein shall be deemed to include the Series____ Notes, and (ii) except for changes to such representations and warranties or the Schedules referred to therein, which changes are set forth in the attached Schedule 5. Each Subsidiary Guarantor represents and warrants to the Purchasers that each of the representations and warranties contained in Section ___ of the Subsidiary Guaranty is true and correct as of the date hereof.

         6.       Representations of the Purchasers.  Each Purchaser confirms to
                  ---------------------------------
 the Company and the Guarantors that the representations set forth in Section 6 of the Note Purchase Agreement are true and correct as to such Purchaser.

         7. Mandatory Prepayment of the Series ____ Notes. [The Series ____ Notes are not subject to mandatory prepayment by the Company.] [On ________ and on each ________ thereafter to and including __________ the Company will prepay $________ principal amount (or such lesser principal amount as shall then be outstanding) of the Series ____ Notes at par and without payment of the Make-Whole Amount or any premium.]

         8. Applicability of Note Purchase Agreement. Except as otherwise expressly provided herein (and expressly permitted by the Note Purchase Agreement), all of the provisions of the Note Purchase Agreement are incorporated by reference herein and shall apply to the Series ____ Notes as if expressly set forth in this Supplement.

         IN WITNESS WHEREOF, the Company, the Guarantors and the Purchasers have caused this Supplement to be executed and delivered as of the date set forth above.

                                         O'REILLY AUTOMOTIVE, INC.


                                         By:  __________________________________
                                         Name:
                                         Title:

                                         FIRST CALL AUTO SUPPLY, L.P.
                                         By: First Call Management Company
                                         General Partner


                                         By:  __________________________________
                                         Name:
                                         Title:

                                         FIRST CALL MANAGEMENT COMPANY


                                         By:  __________________________________
                                         Name:
                                         Title:

                                         GREENE COUNTY REALTY CO.


                                         By:  __________________________________
                                         Name:
                                         Title:

                                         HI-LO AUTOMOTIVE, INC.


                                         By:  __________________________________
                                         Name:
                                         Title:

                                         HI-LO AUTO SUPPLY, L.P.
                                         By: Hi-Lo Management Company
                                         General Partner


                                         By:  __________________________________
                                         Name:
                                         Title:

                                         HI-LO INVESTMENT COMPANY


                                         By:  __________________________________
                                         Name:
                                         Title:

                                         HI-LO MANAGEMENT COMPANY


                                         By:  __________________________________
                                         Name:
                                         Title:

                                         OZARK AUTOMOTIVE DISTRIBUTORS, INC.


                                         By:  __________________________________
                                         Name:
                                         Title:

                                         O'REILLY II AVIATION, INC.


                                         By:  __________________________________
                                         Name:
                                         Title:

[ADD PURCHASER SIGNATURE BLOCKS]

                                                                      Schedule A
                                                                   to Supplement



                       INFORMATION RELATING TO PURCHASERS

                                                             Principal Amount of
Name and Address of Purchaser                              Notes to be Purchased
-----------------------------                              ---------------------


[NAME OF PURCHASER]                                               $

(1)      All payments by wire transfer
         of immediately available funds to:


         with sufficient information to identify
         the source and application of such funds.

(2)      All notices of payments and written
         confirmations of such wire transfers:

(3)      All other communications:

                                                                      Schedule 5
                                                                   to Supplement

                          EXCEPTIONS TO REPRESENTATIONS
                                 AND WARRANTIES

                                                                    Exhibit 1 to
                                                                      Supplement


                                 [FORM OF NOTE]



                            O'REILLY AUTOMOTIVE, INC.

                  [____]% SENIOR NOTE DUE [__________, ____]

No. [_____]                                                               [Date]
$[_______]                                                   PPN[______________]

                  FOR VALUE RECEIVED, the undersigned, O'Reilly Automotive, Inc. (herein called the "Company"), a corporation organized and existing under the laws of the State of [________], hereby promises to pay to [________], or registered assigns, the principal sum of [________] DOLLARS on [________], with interest (computed on the basis of a 360-day year of twelve 30-day months) (a) on the unpaid balance thereof at the rate of [____]% per annum from the date hereof, payable [semiannually], on the [___] day of [__________] and [_________] in each year, commencing with the [_________] or [_________] next succeeding the date hereof, until the principal hereof shall have become due and payable, and
(b) to the extent permitted by law on any overdue payment (including any overdue prepayment) of principal, any overdue payment of interest and any overdue payment of any Make-Whole Amount (as defined in the Note Purchase Agreement referred to below), payable [semiannually] as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum from time to time equal to the greater of (i) [_____]% or (ii) [____]% over the rate of interest publicly announced by [name of reference bank] from time to time in [city, state] as its "base" or "prime" rate.

                  Payments of principal of, interest on and any Make-Whole Amount with respect to this Note are to be made in lawful money of the United States of America at [_____] or at such other place as the Company shall have designated by written notice to the holder of this Note as provided in the Note Purchase Agreements referred to below.

                  This Note is one of a Series of Senior Notes (herein called the "Notes") issued pursuant to a Note Purchase Agreement, dated as of May 1, 2001 (as from time to time amended, the "Note Purchase Agreement"), between the Company and the respective Purchasers named therein and is entitled to the benefits thereof. Each holder of this Note will be deemed, by its acceptance hereof, (i) to have agreed to the confidentiality provisions set forth in
Section 20 of the Note Purchase Agreement and (ii) to have made the representation set forth in Section 6.2 of the Note Purchase Agreement.

                  This Note is a registered Note and, as provided in the Note Purchase Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or such holder's attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this
Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company will not be affected by any notice to the contrary.

                  This Note is subject to optional prepayment, in whole or from time to time in part, at the times and on the terms specified in the Note Purchase Agreement, but not otherwise.

                  If an Event of Default, as defined in the Note Purchase Agreement, occurs and is continuing, the principal of this Note may be declared or otherwise become due and payable in the manner, at the price (including any applicable Make-Whole Amount) and with the effect provided in the Note Purchase Agreement.

                  This Note shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of _______ excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

                                        O'REILLY AUTOMOTIVE, INC.


                                        By______________________________________
                                        Title:

                                                                   EXHIBIT 1.2-A

                       [FORM OF SERIES 2001-A SENIOR NOTE]

                            O'REILLY AUTOMOTIVE, INC.

                 7.72% SERIES 2001-A SENIOR NOTE DUE MAY 15, 2006

No. [_____]                                                               [Date]
$[_______]                                                     PPN:  686091 A* 0

                  FOR VALUE RECEIVED, the undersigned, O'Reilly Automotive, Inc. (herein called the "Company"), a corporation organized and existing under the laws of the State of Missouri, hereby promises to pay to [________], or registered assigns, the principal sum of [________] DOLLARS on May 15, 2006, with interest (computed on the basis of a 360-day year of twelve 30-day months)
(a) on the unpaid balance thereof at the rate of 7.72% per annum from the date hereof, payable semiannually, on the fifteenth day of May and November in each year, commencing with the May or November next succeeding the date hereof, until the principal hereof shall have become due and payable, and (b) to the extent permitted by law on any overdue payment (including any overdue prepayment) of principal, any overdue payment of interest and any overdue payment of any Make-Whole Amount (as defined in the Note Purchase Agreement referred to below), payable semiannually as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum from time to time equal to the greater of (i) 9.72% or (ii) 2% over the rate of interest publicly announced by Bank of America from time to time in Chicago, Illinois as its "base" or "prime" rate.

                  Payments of principal of, interest on and any Make-Whole Amount with respect to this Note are to be made in lawful money of the United States of America or at such place as shall have been designated in the Note Purchase Agreement referred to below.

                  This Note is one of a Series of Senior Notes (herein called the "Notes") issued pursuant to a Note Purchase Agreement, dated as of May 1, 2001 (as from time to time amended, the "Note Purchase Agreement"), between the Company and the respective Purchasers named therein and is entitled to the benefits thereof. Each holder of this Note will be deemed, by its acceptance hereof, (i) to have agreed to the confidentiality provisions set forth in
Section 20 of the Note Purchase Agreement and (ii) to have made the representation set forth in Section 6.2 of the Note Purchase Agreement.

                  This Note is a registered Note and, as provided in the Note Purchase Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or such holder's attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this
Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company will not be affected by any notice to the contrary.

                  This Note is subject to optional prepayment, in whole or from time to time in part, at the times and on the terms specified in the Note Purchase Agreement, but not otherwise.

                  If an Event of Default, as defined in the Note Purchase Agreement, occurs and is continuing, the principal of this Note may be declared or otherwise become due and payable in the manner, at the price (including any applicable Make-Whole Amount) and with the effect provided in the Note Purchase Agreement.

                  This Note and the Company's obligation under the Note Purchase Agreement are guaranteed pursuant to that Subsidiary Guaranty dated as of May 1, 2001 among the holders of the Notes, Ozark Automotive Distributors, Inc., Greene County Realty, Co., O'Reilly II Aviation, Inc., Hi-Lo Automotive, Inc., Hi-Lo Management Company, Hi-Lo Investment Company, First Call Management Company, Hi-Lo Auto Supply, L.P. and First Call Auto Supply, L.P. The Noteholder's rights hereunder are subject to the terms of the Intercreditor Agreement, dated as of May 1, 2001.

                  This Note shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of Illinois excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

                                O'REILLY AUTOMOTIVE, INC.


                                By:
                                ------------------------------------------------
                                Name:
                                ------------------------------------------------
                                Title:
                                ------------------------------------------------

                                                                   EXHIBIT 1.2-B

                       [FORM OF SERIES 2001-B SENIOR NOTE]


                            O'REILLY AUTOMOTIVE, INC.

                 7.92% SERIES 2001-B SENIOR NOTE DUE MAY 15, 2008
No.[_____]                                                                [Date]
$[_______]                                                     PPN:  686091 A@ 8

                  FOR VALUE RECEIVED, the undersigned, O'Reilly Automotive, Inc. (herein called the "Company"), a corporation organized and existing under the laws of the State of Missouri, hereby promises to pay to [________], or registered assigns, the principal sum of [________] DOLLARS on May 15, 2008, with interest (computed on the basis of a 360-day year of twelve 30-day months)
(a) on the unpaid balance thereof at the rate of 7.92% per annum from the date hereof, payable semiannually, on the fifteenth day of May and November in each year, commencing with the May or November next succeeding the date hereof, until the principal hereof shall have become due and payable, and (b) to the extent permitted by law on any overdue payment (including any overdue prepayment) of principal, any overdue payment of interest and any overdue payment of any Make-Whole Amount (as defined in the Note Purchase Agreement referred to below), payable semiannually as aforesaid (or, at the option of the registered holder hereof, on demand), at a rate per annum from time to time equal to the greater of (i) 9.92% or (ii) 2% over the rate of interest publicly announced by Bank of America from time to time in Chicago, Illinois as its "base" or "prime" rate.

                  Payments of principal of, interest on and any Make-Whole Amount with respect to this Note are to be made in lawful money of the United States of America at such place as shall have been designated in the Note Purchase Agreement referred to below.

                  This Note is one of a Series of Senior Notes (herein called the "Notes") issued pursuant to a Note Purchase Agreement, dated as of May 1, 2001 (as from time to time amended, the "Note Purchase Agreement"), between the Company and the respective Purchasers named therein and is entitled to the benefits thereof. Each holder of this Note will be deemed, by its acceptance hereof, (i) to have agreed to the confidentiality provisions set forth in
Section 20 of the Note Purchase Agreement and (ii) to have made the representation set forth in Section 6.2 of the Note Purchase Agreement.

                  This Note is a registered Note and, as provided in the Note Purchase Agreement, upon surrender of this Note for registration of transfer, duly endorsed, or accompanied by a written instrument of transfer duly executed, by the registered holder hereof or such holder's attorney duly authorized in writing, a new Note for a like principal amount will be issued to, and registered in the name of, the transferee. Prior to due presentment for registration of transfer, the Company may treat the person in whose name this
Note is registered as the owner hereof for the purpose of receiving payment and for all other purposes, and the Company will not be affected by any notice to the contrary.

                  This Note is subject to optional prepayment, in whole or from time to time in part, at the times and on the terms specified in the Note Purchase Agreement, but not otherwise.

                  If an Event of Default, as defined in the Note Purchase Agreement, occurs and is continuing, the principal of this Note may be declared or otherwise become due and payable in the manner, at the price (including any applicable Make-Whole Amount) and with the effect provided in the Note Purchase Agreement.

                  This Note and the Company's obligation under the Note Purchase Agreement are guaranteed pursuant to that Subsidiary Guaranty dated as of May 1, 2001 among the holders of the Notes, Ozark Automotive Distributors, Inc., Greene County Realty, Co., O'Reilly II Aviation, Inc., Hi-Lo Automotive, Inc., Hi-Lo Management Company, Hi-Lo Investment Company, First Call Management Company, Hi-Lo Auto Supply, L.P. and First Call Auto Supply, L.P. The Noteholder's rights hereunder are subject to the terms of the Intercreditor Agreement, dated as of May 1, 2001.

                  This Note shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of Illinois excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

                                O'REILLY AUTOMOTIVE, INC.


                                By:
                                ------------------------------------------------
                                Name:
                                ------------------------------------------------
                                Title:
                                ------------------------------------------------

                                                                  EXHIBIT 4.4(a)


                       FORM OF OPINION OF SPECIAL COUNSEL
                                 TO THE COMPANY


                            Matters To Be Covered In
                    Opinion of Special Counsel To the Company


         The opinion of Greensfelder, Hemker and Gale, PC, counsel to the Company and the Subsidiary Guarantors, shall be to the effect that:

         1. Each of the Company and each Subsidiary listed in Schedule 5.4 of the Note Purchase Agreement, is a corporation duly incorporated, validly existing in good standing under the laws of its jurisdiction of incorporation, and each has all requisite corporate power and authority to own and operate its properties, to carry on its business as now conducted, and, in the case of the Company, to enter into, execute, deliver and perform the Note Purchase Agreement and to issue and sell the Series 2001 Notes, and, in the case of the Subsidiary Guarantors, to execute, deliver and perform the Subsidiary Guaranty.

         2. The Note Purchase Agreement and the Series 2001 Notes have been duly authorized by proper corporate action on the part of the Company, have been duly executed and delivered by an authorized officer of the Company, and constitute the legal, valid and binding agreements of the Company, enforceable in accordance with their terms, except to the extent that enforcement thereof may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws of general application relating to or affecting the enforcement of the rights of creditors or by equitable principles, regardless of whether enforcement is sought in a proceeding in equity or at law.

         3. The Subsidiary Guaranty has been duly authorized by proper corporate action on the part of each Subsidiary Guarantor, has been duly executed and delivered by an authorized officer of each Subsidiary Guarantor, and constitutes the legal, valid and binding obligation of each Subsidiary Guarantor, each enforceable in accordance with its terms, except to the extent the enforcement thereof may be limited by applicable bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or similar laws of general application relating to or affecting the enforcement of the rights of creditors or by equitable principles, regardless of whether enforcement is sought in a proceeding in equity or at law.

         4. The offering, sale and delivery of the Series 2001 Notes and delivery of the 2001 Subsidiary Guaranty do not require the registration of the Series 2001 Notes or the Subsidiary Guaranty under the Securities Act of 1933, as amended, or the qualification of an indenture under the Trust Indenture Act of 1939, as amended.

         5. No authorization, approval or consent of, and no designation, filing, declaration, registration and/or qualification with, any Governmental Authority is necessary or required in connection with the execution, delivery and performance by the Company of the Note Purchase Agreement or the offering, issuance and sale by the Company of the Series 2001 Notes, and no authorization, approval or consent of, and no designation, filing, declaration, registration and/or qualification with, any Governmental Authority is necessary or required in connection with the execution, delivery and performance of the Subsidiary Guaranty by the Subsidiary Guarantors.

         6. The issuance and sale of the Series 2001 Notes by the Company and compliance with the terms and provisions of the Series 2001 Notes and the Note Purchase Agreement will not conflict with, or result in any breach or violation of any of the provisions of, or constitute a default under, or result in the creation or imposition of any Lien on the property of the Company or any Subsidiary pursuant to, the provisions of (i) the Certificate of Incorporation or By-laws of the Company or any Subsidiary, (ii) any loan agreement, credit agreement, note, mortgage or similar agreement in respect of borrowed money known to such counsel after due inquiry to which the Company or any Subsidiary is a party or by which any of them or their property is bound, (iii) any other Material agreement or instrument known to such counsel after due inquiry to which the Company or any Subsidiary is a party or by which any of them or their property is bound, (iv) any law (including usury laws) or regulation applicable to the Company, or (v) to the knowledge of such counsel, any order, writ, injunction or decree of any court or Governmental Authority applicable to the Company.

         7. Execution, delivery and performance of the Subsidiary Guaranty by each Subsidiary Guarantor and compliance with the terms and provisions thereof will not conflict with, or result in any breach or violation of any of the provisions of, or constitute a default under, or result in the creation or imposition of any Lien on the property of the Company, the Subsidiary Guarantor or any Subsidiary pursuant to, the provisions of (i) the Certificate of Incorporation or By-laws of such Subsidiary Guarantor or Subsidiary, (ii) any loan agreement known to such counsel to which such Subsidiary Guarantor or Subsidiary is a party or by which it or its property is bound, (iii) any other Material agreement or instrument known to such counsel to which such Subsidiary Guarantor or Subsidiary is a party or by which it or its property is bound, (iv) any law or regulation applicable to such Subsidiary Guarantor, or (v) to the knowledge of such counsel, any order, writ, injunction or decree of any court or Governmental Authority applicable to such Subsidiary Guarantor.

         8. There are no actions, suits or proceedings pending, or, to such counsel's knowledge, threatened against or affecting the Company or any Subsidiary, at law or in equity or before or by any Governmental Authority, which are likely to result, individually or in the aggregate, in a Material Adverse Effect.

         9. Neither the Company nor any Subsidiary is (i) a "public utility company" or a "holding company," or an "affiliate" or a "subsidiary company" of a "holding company," or an "affiliate" of such a "subsidiary company," as such terms are defined in the Public Utility Holding Company Act of 1935, as amended,
(ii) a "public utility" as defined in the Federal Power Act, as amended, or

(iii) an "investment company" or an "affiliated person" thereof, as such terms are defined in the Investment Company Act of 1940, as amended.

         10. The issuance of the Series 2001 Notes and the intended use of the proceeds of the sale of the Series 2001 Notes do not violate or conflict with Regulation U, T or X of the Board of Governors of the Federal Reserve System.

The opinion of Greensfelder, Hemker and Gale, PC shall cover such other matters relating to the sale of the Series 2001 Notes as the Purchasers may reasonably request. With respect to matters of fact on which such opinion is based, such counsel shall be entitled to rely on appropriate certificates of public officials and officers of the Company and the Subsidiary Guarantors and with respect to matters governed by the laws of any jurisdiction other than the United States of America and the laws of the States of Missouri and Delaware, such counsel may rely upon the opinions of counsel deemed (and stated in his opinion to be deemed) by him to be competent and reliable.

                                                                  EXHIBIT 4.4(b)


                       FORM OF OPINION OF SPECIAL COUNSEL
                                TO THE PURCHASERS


         The opinion of Gardner, Carton & Douglas, special counsel to the Purchasers, shall be to the effect that:

         1. Each of the Company and each Subsidiary Guarantor is a corporation organized and validly existing in good standing under the laws of its jurisdiction of incorporation, with all requisite corporate power and authority, in the case of the Company, to enter into the Note Purchase Agreement and to issue and sell the Series 2001 Notes, and, in the case of the Subsidiary Guarantors, to enter into and to execute and deliver the Subsidiary Guaranty.

         2. The Note Purchase Agreement and the Series 2001 Notes have been duly authorized by proper corporate action on the part of the Company, have been duly executed and delivered by an authorized officer of the Company, and constitute the legal, valid and binding agreements of the Company, enforceable in accordance with their terms, except to the extent that enforcement thereof may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws of general application relating to or affecting the enforcement of the rights of creditors or by equitable principles, regardless of whether enforcement is sought in a proceeding in equity or at law.

         3. The Subsidiary Guaranty has been duly authorized by proper corporate action on the part of the Subsidiary Guarantors, has been duly executed and delivered by an authorized officer of each such Guarantor, and constitutes the legal, valid and binding obligation of each such Guarantor, enforceable in accordance with their terms, except to the extent that enforcement thereof may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws of general application relating to or affecting the enforcement of the rights of creditors or by equitable principles, regardless of whether enforcement is sought in a proceeding in equity or at law.

         4. Based upon the representations set forth in the Note Purchase Agreement, the offering, sale and delivery of the Series 2001 Notes and the issuance and delivery of the Subsidiary Guaranty do not require the registration of the Series 2001 Notes or the Subsidiary Guaranty under the Securities Act of 1933, as amended, nor the qualification of an indenture under the Trust Indenture Act of 1939, as amended.

         5. The issuance and sale of the Series 2001 Notes and execution, delivery and performance with the terms and provisions of the Series 2001 Notes and the Note Purchase Agreement will not conflict with or result in any breach of any of the provisions of the Certificate of Incorporation or by-laws of the Company.

         6. The execution, delivery and performance of the Subsidiary Guaranty will not violate any provisions of the Certificate of Incorporation or by-laws of the Subsidiary Guarantors.



CH01/12141001.7

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