Form 10-Q
period 2001-09-30
O REILLY AUTOMOTIVE INC
filed 2001-11-15
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF  1934

              For the quarterly period ended September 30, 2001

                                     OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

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

         Yes    X       No

Common stock, $0.01 par value - 52,552,813 shares outstanding as of September 30, 2001.

               O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                              FORM 10-Q
                   Quarter Ended September 30, 2001

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

PART I   Financial Information
ITEM 1.  Financial Statements

                  O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                        September 30,               December 31,
                                            2001                        2000
                                         (Unaudited)                   (Note)
                                                      (In thousands)
 Assets
 Current assets:
     Cash                                $     33,279              $       9,204
     Short-term investments                       500                        500
     Accounts receivable, net                  39,109                     32,673
     Amounts receivable from vendors           34,766                     29,175
     Inventory                                395,694                    372,069
     Refundable income taxes                       10                         92
     Deferred income taxes                        204                      1,402
     Other current assets                       1,301                      4,089
         Total current assets                 504,863                    449,204

 Property and equipment, at cost              365,038                    323,021
 Accumulated depreciation and amortization     96,357                     76,167
         Net property and equipment           268,681                    246,854

 Notes receivable                               2,311                      2,836
 Other assets                                  14,135                     17,101
 Total assets                            $    789,990              $     715,995

 Liabilities and shareholders' equity
 Current liabilities:
     Note payable to bank                $         --              $      35,000
     Income taxes payable                      15,529                      1,011
     Accounts payable                          67,566                     68,947
     Accrued payroll                           10,106                      9,309
     Accrued benefits & withholdings           13,843                      9,360
     Other current liabilities                 17,540                     15,184
     Current deferred income taxes                619                         --
     Current portion of long-term debt         15,241                     14,121
         Total current liabilities            140,444                    152,932

 Long-term debt, less current portion         104,309                     90,463
 Deferred income taxes                          6,936                      4,086
 Other liabilities                              4,636                      4,783

 Shareholders' equity:
     Common stock, $0.01 par value:
        Authorized shares-90,000,000
        Issued and outstanding shares-
        52,552,813 shares at
        September 30, 2001, and 51,544,879
        at December 31, 2000                      526                        515
     Additional paid-in capital               250,079                    230,600
     Retained earnings                        283,060                    232,616
 Total shareholders' equity                   533,665                    463,731
 Total liabilities and shareholders'
   equity                                $    789,990              $     715,995


NOTE: The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                  Three Months Ended         Nine Months Ended
                                    September 30,               September 30,
                                   2001        2000          2001        2000
                                      (In thousands, except per share data)

Product sales                $  293,996   $  251,413    $  813,735   $  673,530
Cost of goods sold,
including warehouse and
distribution expenses           168,520      145,550       467,795      385,700

Gross profit                    125,476      105,863       345,940      287,830
Operating, selling, general
and administrative expenses      91,219       77,058       258,851      214,822

Operating income                 34,257       28,805        87,089       73,008
Other expense, net               (1,867)      (2,076)       (5,895)      (4,530)

Income before income taxes       32,390       26,729        81,194       68,478

Provision for income taxes       12,250       10,157        30,750       25,986

Net income                   $   20,140   $   16,572    $   50,444   $   42,492

Net income per common share  $     0.38   $     0.32    $     0.97   $     0.83
Net income per common share
 - assuming dilution         $     0.38   $     0.32    $     0.96   $     0.82


Weighted average common
shares outstanding               52,404       51,301        51,942       51,085
Adjusted weighted average
common shares outstanding
- assuming dilution              53,205       51,856        52,563       51,551







           See notes to condensed consolidated financial statements.

                O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                    Nine Months Ended
                                        September 30,              September 30,
                                            2001                        2000
                                                      (In thousands)

Net cash provided by
operating activities                           $    72,264           $   18,687

Investing activities:
  Purchases of property and equipment              (46,465)             (64,529)
  Proceeds from sale of property and equipment       6,755                1,066
  Payments received on notes receivable                479                  442
  Investment in other assets                          (977)              (1,677)

Net cash used in investing activities              (40,208)             (64,698)

Financing activities:
  Borrowings on notes
  payable to banks                                      --                7,130
  Payments on notes payable to banks               (35,000)              (7,130)
  Proceeds from issuance of long-term debt         191,542              377,488
  Payments on long-term debt                      (177,020)            (331,747)
  Proceeds from issuance of common stock            12,483                3,129
  Borrowings (payments) of other liabilities            14                 (381)

Net cash (used in) provided by financing
activities                                          (7,981)              48,489

Net increase in cash                                24,075                2,478
Cash at beginning of period                          9,204                9,791

Cash at end of period                          $    33,279           $   12,269




            See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               September 30, 2001

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.    Acquisition

On August 9, 2001, the Company announced the signing of a definitive agreement to acquire all of the outstanding stock of Mid-State Automotive Distributors, Inc ("Mid-State"). The transaction closed October 1, 2001. Under the terms of the agreement, the Company purchased all of the outstanding stock of Mid-State for $19.5 million in cash and assumed approximately $26.7 million in debt. Mid-State operates 85 stores and 4 distribution centers in Indiana, Kentucky, Tennessee, Mississippi, Alabama, Florida and Georgia. The results of operations of Mid-State will be included in the results of operations of the Company commencing on October 1, 2001. The acquisition expands the presence of O'Reilly to 16 states, adds distribution capacity and increases O'Reilly's store count by 85 new stores.

3.       New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other identifiable intangible assets will continue to be amortized over their useful lives or if they have indefinite lives, such identifiable intangible assets will not be amortized but will be subject to annual impairment tests.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the provisions of the Statements are not expected to have a material impact on the Company's financial condition or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Unless otherwise indicated, "we," "us," "our" and similar terms, as well as references to the "Company" or "O'Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.

Results of Operations

Product sales for the third quarter of 2001 increased by $42.6 million, or 16.9%, over product sales for the third quarter of 2000. Product sales for the first nine months of 2001 increased by $140.2 million, or 20.8% over product sales for the first nine months of 2000. These increases were primarily due to the opening of 32 net, new stores during the third quarter of 2001 and 92 net, new stores during the first nine months of 2001, in addition to a 6.7% and 9.3% increase in comparable store product sales for the third quarter and first nine months of 2001, respectively. At September 30, 2001, the Company operated 764 stores compared to 650 stores at September 30, 2000.

Gross profit increased 18.5% from $105.9 million (or 42.1% of product sales) in the third quarter of 2000 to $125.5 million (or 42.7% of product sales) in the third quarter of 2001. Gross profit for the first nine months increased 20.2% from $287.8 million (or 42.7% of product sales) in 2000 to $345.9 million (or 42.5% of product sales) in 2001. The increase in gross profit dollars was primarily a result of the increase in the number of stores open during the third quarter and first nine months of 2001 compared to the same period of 2000, and increased sales levels at existing stores.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $14.2 million from $77.1 million (or 30.6% of product sales) in the third quarter of 2000 to $91.2 million (or 31.0% of product sales) in the third quarter of 2001. OSG&A expenses increased $44.0 million from $214.8 million (or 31.9% of product sales) in the first nine months of 2000 to $258.9 million (or 31.8% of product sales) in the first nine months of 2001. The increase in OSG&A expenses resulted primarily from the addition of team members and resources in order to support the increased level of the Company's operations, higher fuel and utility costs, and increased rent expense due to the sale-leaseback transaction completed in December 2000.

Other expense decreased by $209,000 in the third quarter of 2001 compared to the third quarter of 2000 and increased by $1.4 million for the first nine months of 2001 compared to the first nine months of 2000. The decrease in other expense in the third quarter of 2001 compared to the third quarter of 2000 is primarily due to an increase in interest income as a result of increased levels of cash. The overall increase in other expense in the first nine months of 2001 compared to the first nine months of 2000 is primarily due to increased interest expense resulting from a higher blended rate of interest paid on outstanding indebtedness.

The Company's estimated provision for income taxes increased to $12.3 million for the third quarter of 2001 from $10.2 million for the third quarter of 2000 as a result of the Company's increased taxable income. The Company's effective tax rate was 37.8% and 38.0% of income before income taxes in the third quarter of 2001 and the first nine months of 2001, respectively.

Principally, as a result of the foregoing, net income increased from $16.6 million or 6.6% of product sales in the third quarter of 2000 to $20.1 million or 6.9% of product sales in the third quarter of 2001. Net income increased from $42.5 million or 6.3% of product sales in the first nine months of 2000 to $50.4 million or 6.2% of product sales in the first nine months of 2001.

Liquidity and Capital Resources

Net cash provided by operating activities increased from $18.7 million for the first nine months in 2000 to $72.3 million for the first nine months of 2001. This increase was principally the result of increases in net income and income taxes payable, partially offset by increases in inventory, accounts receivable, amounts receivable from vendors and a decrease in accounts payable. The increase in income taxes payable is primarily due to the timing of third quarter estimated tax payments extended by changes in the tax law. The increase in inventory and accounts receivable are primarily due to the addition of new stores and increased sales levels in existing stores. The increase in amounts receivable from vendors and the decrease in accounts payable are primarily due to the timing of receipts and payments, respectfully.

Net cash used in investing activities decreased from $64.7 million in the first nine months of 2000 to $40.2 million in the first nine months of 2001, primarily due to most of the Company's new stores in 2001 being funded through the synthetic lease facility as compared to 2000 in which new stores were funded by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

Liquidity and Capital Resources (Continued)

Net cash used in financing activities was $8.0 million in the first nine months of 2001. Net cash provided by financing activities was $48.5 million in the first nine months of 2000. The decrease in cash provided by financing activities during the first nine months of 2001 compared to the first nine months of 2000 is primarily due to an overall reduction in the Company's indebtedness and as a result of the Company leasing a larger percentage of its new stores in 2001.

For the first nine months of 2001, 92 net, new stores were opened. The Company plans to open an additional 28 stores during the remainder of 2001, plus the 85 stores acquired from Mid-State Automotive Distributors, Inc., effective October 1, 2001, for $19.5 million in cash and $26.7 million in assumed liabilities. The funds required for such planned expansions are expected to be provided by cash expected to be generated by operating activities, existing cash balances and the existing, available bank credit facilities.

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

Forward-Looking Statements

Certain statements contained in this press release are forward-looking statements. These statements discuss, among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described in these forward-looking statements. Please refer to the Risk Factors sections of the Company's Form 10-K for the year ended December 31, 2000, for more details.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk through derivative financial instruments and other financial instruments is not material.


PART II - OTHER INFORMATION

Item 5.  Other Information

On August 9, 2001, the Company announced the signing of a definitive agreement to acquire all of the outstanding stock of Mid-State Automotive Distributors, Inc ("Mid-State"). The transaction closed October 1, 2001. Under the terms of the agreement, the Company purchased all of the outstanding stock of Mid-State for $19.5 million in cash and assumed approximately $26.7 million in debt. Mid-State operates 85 stores and 4 distribution centers in Indiana, Kentucky, Tennessee, Mississippi, Alabama, Florida and Georgia. The results of operations of Mid-State will be included in the results of operations of the Company commencing on October 1, 2001. The acquisition expands the presence of O'Reilly to 16 states, adds distribution capacity and increases O'Reilly's store count by 85 new stores.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:  See Exhibit Index on page 11 hereof.

(b) No reports on Form 8-K were filed by us during the quarter ended September 30, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              O'REILLY AUTOMOTIVE, INC.

November 13, 2001             /s/  David E. O'Reilly
-----------------            ---------------------------------------------------
Date                         David E. O'Reilly, Co-Chairman of the Board and
                             Chief Executive Officer


November 13, 2001             /s/  James R. Batten
-----------------            ---------------------------------------------------
Date                         James R. Batten, Vice-President of Finance and
                             Chief Financial Officer

                               EXHIBIT INDEX


Number                     Description                                   Page

 99.1          Certain Risk Factors, filed herewith.                      14

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

Dependence Upon Key and Other Personnel

The success of our Company has been largely dependent on the efforts of certain key personnel, including David E. O'Reilly, Lawrence P. O'Reilly, Charles H. O'Reilly, Jr., Rosalie O'Reilly Wooten, Ted F. Wise and Greg Henslee. The loss of the services of one or more of these individuals could have a material adverse effect on the business and results of operations. Additionally, in order to successfully implement and manage our growth strategy, we will be dependent upon our ability to continue to attract and retain qualified personnel. There can be no assurance that we will be able to continue to attract such personnel.

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