Form 10-K
period 2001-12-31
O REILLY AUTOMOTIVE INC
filed 2002-03-29
CIK 898173

4

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


At February 28, 2002, an aggregate of 52,857,496 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $1,746,940,200 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

                       DOCUMENTS INCORPORATED BY REFERENCE

As provided below, portions of the registrant's documents specified below are incorporated here by reference:


                Document                              Part-Form 10-K
----------------------------------         -------------------------------------
----------------------------------         -------------------------------------

Portions of the Annual Shareholders' Report for the Year
Ended December 31, 2001                                          Parts II and IV

Proxy Statement for 2002 Annual Meeting of Shareholders (to
be filed pursuant to Regulation 14A within 120 days of the
end of registrant's most recently completed fiscal year)         Parts I and III

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


                                     PART I
Item 1.  Business

     O'Reilly Automotive, Inc. is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself ("DIY") customers and professional installers. At December 31, 2001, we operated 875 stores in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Missouri, Mississippi, Nebraska, Oklahoma, Tennessee and Texas. Our stores carry an extensive product line consisting of:

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


     We were founded in 1957 by Charles F. O'Reilly and his son, Charles H. ''Chub'' O'Reilly, Sr. (one of our current directors), and initially operated from a single store in Springfield, Missouri. The O'Reilly family has managed the Company since our inception.

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

     We have been committed to a dual market strategy for over 20 years. For 2001, we derived approximately 56% of our product sales from our DIY customers and approximately 44% from our professional installer customers. As a result of our historical success in executing our dual market strategy and our over 125 full-time sales representatives dedicated solely to calling upon and selling to the professional installer, we believe we will increase the sales to professional installers and have a competitive advantage over our retail competitors who have only recently entered and begun focusing on the professional installer market.

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

     Strategic Distribution Systems. We believe that the geographic concentration of our store network in sixteen contiguous states (Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Missouri, Mississippi, Nebraska, Oklahoma, Tennessee and Texas) and the strategic locations of our nine distribution centers enable us to maintain optimum inventory levels throughout our store network. In addition, our inventory management and distribution systems electronically link each of our stores to a distribution center, providing for efficient inventory control and management. Our distribution system provides each of our stores with same day or overnight access to approximately 113,000 SKUs, many of which are hard to find items not typically stocked by other parts retailers. We believe the availability of a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

     Experienced Management Team. Our management team has a demonstrated ability to successfully execute our business plan, including the identification and integration of strategic acquisitions. We have experienced nine consecutive years of record revenues and earnings growth. We have a strong senior management team comprised of 48 professionals who average 18 years of experience with O'Reilly. In addition, our 82 district managers average over 9 years of experience with us.

Growth and Expansion Strategies

     Aggressively Open New Stores. We intend to continue to aggressively open new stores in order to achieve greater penetration in existing markets and to expand into new, contiguous markets. We plan to open approximately 100 stores in 2002 and approximately 120 stores in 2003. A majority of the sites for our proposed 2002 store openings and several of the sites for our proposed 2003 store openings have been identified. In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in areas such as management, advertising and distribution.

     Until 1986, our expansion was targeted to markets with populations of less than 100,000. We entered into a more densely populated market in August 1986 with the opening of the first of 29 stores in the greater Kansas City, Missouri, market area. Of the 203 net new stores added in 2001, 16 are located in Alabama, 33 in Arkansas, 4 in Florida, 5 in Georgia, 2 in Illinois, 5 in Indiana, 8 in Iowa, 2 in Kansas, 7 in Kentucky, 10 in Louisiana, 6 in Mississippi, 7 in Missouri, 2 in Nebraska, 4 in Oklahoma, 41 in Tennessee, and 51 in Texas. 82 of the 203 net new stores added in 2002 related to our acquisition of Mid-State Automotive ("Mid-State"). While we have faced, and expect to continue to face, more aggressive competition in the more densely populated markets, we believe that we have competed effectively, and that we are well positioned to continue to compete effectively, in such markets and achieve our goal of continued sales and profit growth within these markets. We also believe that because of our dual market strategy, we are better able to operate stores in less densely populated areas within our regional market which would not otherwise support a national or regional chain store selling to one portion of the market or the other. Consequently, we expect to continue to open new stores in less densely populated market areas.

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

Products and Purchasing

     Our stores offer DIY and professional installer customers a wide selection of brand name and private label products for domestic and imported automobiles, vans and trucks. We do not sell tires or perform automotive repairs or installations. Our merchandise generally consists of nationally recognized, well-advertised, name brand products such as AC Delco, Moog, Murray, Wagner, Gates Rubber, Federal Mogul, Monroe, Prestone, Quaker State, Pennzoil, Castrol, Valvoline, STP, BWD, Cardone, Wix, Armor All and Turtle Wax. In addition to name brand products, our stores carry a wide variety of high-quality private label products under the Parts Master name brand and our O'Reilly Auto Parts, SuperStart, BrakeBest, Ultima and Omnispark proprietary name brands. Because most of our private label products are produced by nationally recognized manufacturers in accordance with our specifications, we believe that the private label products are generally of equal or, in some cases, better quality than comparable name brand products, a characteristic which is important to our professional installer clientele. We further believe that the private label products are packaged attractively to promote customer interest and are generally priced below comparable name brand products carried in our stores.

     We purchase automotive products from approximately 400 vendors, the five largest of which accounted for approximately 25% of our total purchases in 2001. Our largest vendor in 2001 accounted for approximately 7% of our total purchases and the next four largest vendors accounted for 4-5% of such purchases each. We have no long-term contractual purchase commitments with any of our vendors, nor have we experienced difficulty in obtaining satisfactory alternative sources of supply for automotive parts. We believe that alternative supply sources exist at substantially similar costs, for substantially all automotive products that we sell. It is our policy to take advantage of early payment and seasonal purchasing discounts offered by our vendors, and to utilize extended dating terms available from vendors due to volume purchasing. We consider our relationships with our suppliers to be good.

Store Network

     Store Locations. As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and less densely populated areas which would not otherwise support a national or regional chain selling to just one portion of the automotive aftermarket. The following table sets forth the geographic distribution of our stores:




                                                Number
                   State                      of Stores
                   Texas                            322
                   Missouri                         123
                   Oklahoma                          99
                   Arkansas                          64
                   Iowa                              63
                   Kansas                            53
                   Tennessee                         41
                   Louisiana                         40
                   Nebraska                          24
                   Alabama                           16
                   Kentucky                           7
                   Mississippi                        6
                   Georgia                            5
                   Indiana                            5
                   Florida                            4
                   Illinois                           3
                                                  -----
                   Total                            875
                                                  =====

     Our stores on average carry approximately 22,000 SKUs and average approximately 6,700 total square feet in size. At December 31, 2001, we had a total of approximately 5.88 million square feet in our 875 stores. Our stores are served primarily by the nearest distribution center, but also have access to the broader selection of inventory available at one of our 38 Master Inventory Stores, which on average carry approximately 38,000 SKUs and average approximately 9,400 square feet in size. Master Inventory Stores, in addition to serving DIY and professional installer customers in their markets, also provide our other stores within their area access to a greater selection of SKUs on a same day basis.

     We believe that our stores are ''destination stores'' generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Consequently, most of our stores are freestanding buildings situated on or near major traffic thoroughfares, and offer ample parking and easy customer access.

     Store Layout. We utilize a computer-assisted ''plan-o-grammed'' store layout system to provide a uniform and consistent merchandise presentation; however, some variation occurs in order to meet the specific needs of a particular market area. Merchandise is arranged to provide easy customer access and maximum selling space, keeping high-turnover products and accessories within view of the customer. Aisle displays are generally used to feature high-demand or seasonal merchandise, new items and advertised specials.

     Store Automation. To enhance store level operations and customer service, we use IBM AS/400 computer systems in all of our stores. These systems are linked with the IBM AS/400 computers located in each of our distribution centers. Our point-of-sale terminals provide immediate access to our electronic catalog to display parts and pricing information by make, model and year of vehicle and use bar code scanning technology to price our merchandise. This system speeds transaction times, reduces register lines and provides enhanced customer service. Moreover, our store automation systems capture sales information which assists in store management, strategic planning, inventory control and distribution efficiency.

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

Distribution System

The following table sets forth the distribution centers we currently operate:

                                                              Number of
     Location                 Square Footage                Stores Served
  Houston, TX                    424,825                        220
  Oklahoma City, OK              257,700                        140
  Dallas, TX                     316,521                        136
  Springfield, MO                253,500                        101
  Des Moines, IA                 148,395                         90
  Kansas City, MO                128,064                         69
  Nashville, TN                  192,000                         59
  Little Rock, AR                 89,852                         45
  Knoxville, TN                  121,825                         15

     The Nashville, Tennessee, and Knoxville, Tennessee, distribution centers were added in October 2001, which related to our acquisition of Mid-State. In addition, adjacent to the Springfield, Missouri, distribution center, we operate a 36,000 square foot bulk merchandise warehouse used for the distribution of bulk products such as motor oil, antifreeze, batteries, lubricants and other fast moving bulk products, and an 18,000 square foot returned goods processing facility. The Nashville, Tennessee, distribution center has a 97,000 bulk facility that is operated for the distribution of paint, body and equipment supplies. We also operate a 22,500 square foot bulk warehouse in McAllen, Texas, that serves the surrounding distribution centers with bulk motor oil.

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

     We believe that our distribution system assists us in lowering our inventory-carrying costs, improving our store in-stock positions, and controlling and managing our inventory. Moreover, we believe that our expanding network of distribution centers allows us to more efficiently service existing stores, as well as new stores planned for opening in contiguous market areas. Our distribution center expansion strategy also complements our new store opening strategy by supporting newly established clusters of stores located in the regions surrounding each distribution center. As part of our continuing efforts to enhance our distribution network, in 2002 we plan to:

o initiate full utilization of the Nashville and Knoxville distribution centers to be served by all stores in those surrounding areas
o implement improvement plans to increase inventory turnover in all distribution centers; and
o upgrade merchandise handling equipment in several distribution centers including conveyor systems, forklifts and racking.

Marketing

     Marketing to the DIY Customer. We aggressively promote sales to DIY customers through an extensive advertising program, which includes direct mail and newspaper, radio and television advertising in selected markets. We believe that our advertising and promotional activities have resulted in significant name recognition in each of our market areas. Newspaper and radio advertisements are generally directed towards specific product and price promotions, frequently in connection with specific sale events and promotions. To promote sales to car enthusiasts, who we believe on an individual basis spend more on automotive products than the public generally, we sponsor 12 nationally televised races and over 85 motorsports races and car shows at over 125 racetracks in 9 states, including the O'Reilly Chili Bowl, the World of Outlaws Series, the NASCAR Craftsmen Truck Series, as well as four National Hotrod Racing Association races in Houston and Dallas. For the next year, we will also sponsor the NASCAR Busch Series Races and Winston Cup Qualifying, in addition to 2 more nationally televised races. We have found that the more progressive marketing concepts utilized in the DIY portion of our business can also be applied to increase sales to our professional installer customers.

     Marketing to the Professional Installer. We have over 125 full-time O'Reilly sales representatives strategically located in the more densely populated market areas that we serve, and each is dedicated solely to calling upon and selling to the professional installer. Our First Call program, which is our commitment to the professional customer, includes a dedicated sales force, sales and promotions directed to the professional installer and overnight delivery service from the distribution center to the professional customer. Moreover, each district manager and store manager throughout our store network calls upon existing and potential new professional installer customers on a regular basis. Our First Call marketing strategy, with respect to professional installers, emphasizes our ability to offer:

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

     Marketing to the Independently Owned Parts Store. Along with the operation of the distribution centers and the distribution of automotive products to the O'Reilly stores, Ozark Automotive Distributors, Inc. ("Ozark") also sells automotive products to independently owned parts stores whose retail stores are generally located in areas not serviced by an O'Reilly store. We generally do not compete with any independently owned parts store to which we sell automotive products, but have, on occasion, acquired the business assets of an independently owned parts store supplied by Ozark. Ozark operates its own separate marketing program to independently owned parts stores through a staff of 14.

     Of the approximately 362 independently owned parts stores currently purchasing automotive products from Ozark, 253 participate in the Auto Value program through Ozark. As a participant in this program, an independently owned parts store which meets certain minimum financial and operational standards is permitted to indicate its Auto Value membership through the display of the Auto Value logo, which is owned by The Alliance, Inc. (formerly known as Auto Value Associates, Inc.), a non-profit buying group consisting of approximately 3,515 members as of December 31, 2001, including O'Reilly, engaged in the distribution or sale of automotive products. Additionally, we provide advertising and promotional assistance to Auto Value stores purchasing automotive products from Ozark, as well as marketing and sales support. In return for a commitment to purchase automotive products from Ozark, we offer assistance to an Auto Value independently owned parts store by providing loan guarantees and financing secured by inventory, furniture and fixtures, making available computer software for inventory control and performing certain accounting and bookkeeping functions.

Management Structure

     Each of our stores is staffed with a store manager and an assistant manager, in addition to the parts specialists and support staff required to meet the specific needs of each store. Each of our 82 district managers has general supervisory responsibility for an average of 11 stores within such manager's district.

     Each district manager receives comprehensive training on a bi-monthly basis, focusing on management techniques, new product announcements, advanced automotive systems and our policies and procedures. In turn, the information covered at such bi-monthly meetings is discussed in full by district managers at bi-monthly meetings with their store managers. All assistant managers and manager trainees are required to successfully complete a six-month manager training program, which includes classroom and field training, as a prerequisite to becoming a store manager. This program covers operations extensively, as well as principles of successful management. Shortly after becoming a store manager, all managers attend a manager development program, at the corporate office headquarters, which includes 72 hours of classroom training. Upon returning to the stores, managers are given continuous field training throughout their management experience.

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

     Most of our current senior management, district managers and store managers were promoted to their positions from within the Company. Our senior management team averages 18 years of experience with the Company and district managers have an average length of service with the Company of over 9 years.


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

Competition

     We compete in both the DIY and professional installer portions of the automotive aftermarket. We compete primarily with:

o national and regional retail automotive parts chains (such as AutoZone, Inc., Advance Auto Parts, CSK Auto Corp. and The Pep Boys-Manny, Moe and Jack,Inc.);
o independently owned parts stores;
o wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations such as NAPA and CarQuest);
o automobile dealers; and
o mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.).

     We compete on the basis of customer service, which includes merchandise selection and availability, price, helpfulness of store personnel and store layout and location.

Team Members

     As of December 31, 2001, we had 10,539 full-time team members and 2,137 part-time team members, of whom 9,455 were employed at our stores, 2,356 were employed at our distribution centers and 865 were employed at our corporate and administrative headquarters. Our team members are not subject to a collective bargaining agreement. We consider our relations with our team members to be excellent, and strive to promote good relations with our team members through various programs designed for such purposes.

Servicemarks and Trademarks

     We have registered the servicemarks O'Reilly Automotive, O'Reilly Auto Parts, and Parts Payoff and the trademarks SuperStart, BrakeBest, Omnispark, First Call, Ultima, and Master Pro. Further, we are licensed to use the registered trademarks and servicemarks Auto Value and Parts Master owned by The Alliance (formerly Auto Value Associates) in connection with our marketing program. We believe that our business is not otherwise dependent upon any patent, trademark, servicemark or copyright.

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

Risk Factors

     Some of the information in this Form 10-K contains and future reports and press releases and other public information may contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as ''may,'' ''will,'' ''expect,'' ''anticipate,'' ''believe,'' ''estimate,'' and ''continue'' or similar words. These "forward-looking statements" are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (See Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.) You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other ''forward-looking'' information. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Form 10-K, are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described in these forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-K could have a material adverse effect on our business, operating results and financial condition.

The Automotive Aftermarket Business is Highly Competitive

     Both the DIY and professional installer portions of our business are highly competitive, particularly in the more densely populated areas that we serve. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than we are overall but have a greater presence than we do in a particular market. For a list of our principal competitors, see the ''Competition'' section of Item 1 of this Form 10-K.

We Cannot Assure Future Growth

     We believe that our ability to open additional stores at an accelerated rate will be a significant factor in achieving our growth objectives for the future. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2002 and beyond will be achieved. For a discussion of our growth strategies, see the ''Growth and Expansion Strategies'' section of Item 1 of this Form 10-K.

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

Sensitivity to Regional Economic and Weather Conditions

     All of our stores are located in the Central and Southern United States. In particular, approximately 37% of our stores are located in Texas. Therefore, our business is sensitive to the economic and weather conditions of these regions. Unusually severe or inclement weather tends to reduce sales, particularly to DIY customers.

Dependence Upon Key and Other Personnel

     Our success has been largely dependent on the efforts of certain key personnel, including David E. O'Reilly, Lawrence P. O'Reilly, Charles H. O'Reilly, Jr., Rosalie O'Reilly Wooten, Ted F. Wise and Greg L. Henslee. Two of our key personnel, Charles H. O'Reilly, Jr. and Rosalie O'Reilly Wooten have retired from their operational duties, but both will continue to serve on the Board of Directors. Our business and results of operations could be materially adversely affected by the loss of the services of one or more of these individuals. Additionally, our successful implementation and management of our growth and expansion strategies will depend on our ability to continue to attract and retain qualified personnel. We cannot be sure that we will be able to continue to attract such personnel. For a further discussion of our management and personnel, see the ''Business'' section of Item 1 and Item 4a of this Form 10-K and our Proxy Statement on Schedule 14A for the 2002 Annual Meeting of Shareholders, a portion of which is incorporated herein.

Significant Voting Control is held by the O'Reilly Family

     As of the date of this Form 10-K the O'Reilly family beneficially owns approximately 14.8% of the outstanding shares of our common stock. As a result, the O'Reilly family acting together will continue to be able to exercise significant voting control over the Company, including the election of our directors and on any other matter being voted on by our shareholders, including any merger, sale of assets or other change in control.

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

Item 2.  Properties

     The   following   table   provides   certain   information   regarding  our
administrative offices and distribution centers and offices as of December 31, 2001:

                                                          Square
  Location               Principal Uses(s)                Footage     Interest
Springfield, MO      Distribution Center and Corporate    274,920     Owned
                       Offices
Springfield, MO      Corporate Offices, Training and       35,580     Leased (a)
                       Technical Center
Springfield, MO      Corporate Offices                     32,060     Leased (b)
Kansas City, MO      Distribution Center and Offices      130,654     Owned
Oklahoma City, OK    Distribution Center and Offices      263,640     Owned
Des Moines, IA       Distribution Center and Offices      156,720     Owned
Houston, TX          Distribution Center and Offices      446,105     Owned
Dallas, TX           Distribution Center and Offices      338,140     Owned
Little Rock, AR      Distribution Center and Offices       97,052     Leased (c)
Nashville, TN        Distribution Center and Offices      324,000     Leased (d)
Knoxville, TN        Distribution Center and Offices      121,825     Owned

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


(b) Occupied under the terms of a lease with an unaffiliated party expiring July 31, 2007, subject to renewal for three three-year terms at our option.

(c) Occupied under the terms of a lease with an unaffiliated party expiring September 30, 2005, subject to renewal for three five-year terms at our option.

(d) Occupied under the terms of a two separate leases with an unaffiliated party with the distribution center lease expiring in December 31, 2008, with subject to renewal of two five-year options. The office space lease expires December 14, 2008, subject to renewal of two five year options.

     Of the 875 stores that we operated at December 31, 2001, 262 stores were owned, 544 stores were leased from unaffiliated parties and 69 stores were leased from one of two real estate investment partnerships and a limited liability corporation formed by the O'Reilly family. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses, and an original term of 10 years, subject to one or more renewals at our option. The original terms of 8 stores leased from unaffiliated parties expired prior to the end of 2001 that were subsequently renewed. We have entered into separate master lease agreements with each of the affiliated real estate investment partnerships for the occupancy of the stores covered thereby. Such master lease agreements expired on December 31, 1998, and were renewed through December 31, 2004. We believe that the lease agreements with the affiliated real estate investment partnerships are on terms comparable to those obtainable from third parties.

     We believe that our present facilities are in good condition, are adequately insured and together with those under construction, are suitable and adequate for the conduct of our current operations.

Item 3.  Legal Proceedings

     We are a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et. al., v. AutoZone, Inc., et. al.," in the United States District Court for the Eastern District of New York. The over 100 plaintiffs consist primarily of warehouse distributors and jobbers, and the eight defendants are principally automotive aftermarket parts retailers. The plaintiffs allege that the defendants violated certain provisions of the Robinson-Patman Act by receiving and inducing various forms of price discrimination from manufacturers of automotive parts. The plaintiffs seek compensatory damages, as well as injunctive and other equitable relief. We, along with the other defendants, filed a motion to dismiss this action and subsequently, on October 23, 2001, the court overruled a substantial portion of the defendant's motion. We believe the claims are without merit and that this lawsuit will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

     We were involved in litigation as a result of a complaint filed against Hi/LO in May 1997. The plaintiff in this lawsuit sought to certify a class action on behalf of persons or entities in the states of Texas, Louisiana and California that had purchased a battery from Hi/LO since May 1990. The complaint alleged that Hi/LO offered and sold ''old,'' ''used'' and ''out of warranty'' batteries as if the batteries were new, resulting in claims for violations of deceptive trade practices, breach of contract, negligence, fraud, negligent misrepresentation and breach of warranty. On January 15, 2001, we reached a favorable verbal settlement with the plaintiffs' counsel. The settlement, which was not significant and was accrued at December 31, 2001, and 2000, was approved on October 18, 2001, by the 60th Judicial District Court of Texas.

     In addition, we are involved in various other legal proceedings incidental to the conduct of its business. Although we cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, they will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Submission Of Matters To A Vote Of Security Holders

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.

Item 4a. Executive Officers of the Company

     The following paragraphs discuss information about executive officers of the Company who are not also directors:

     Ted F. Wise, age 51, Co-President, has been an O'Reilly team member for 31 of his 51 years. He began his O'Reilly career in sales in 1970, was promoted to store manager in 1973, and became our first district manager in 1977. He continued his progression through the ranks as Operations Manager, Vice President, Senior Vice President focusing on Operations and Sales, and Executive Vice President. In July 1999, he was promoted to President of Sales, Operations and Real Estate.

     Greg L. Henslee, age 41, Co-President, has been with the O'Reilly organization for 16 years. His O'Reilly career started as a Parts Specialist, and during his first five years served in several positions in retail store operations, including District Manager. From there he advanced to Computer Operations Manager, and over the past ten years, he has served as Director of Computer Operations/Loss Prevention, Vice President of Store Operations and as Senior Vice President. He has been in his current position as President of Merchandise, Distribution, Information Systems and Loss Prevention since July 1999.

     James R. Batten, CPA, age 39, has served as Chief Financial Officer and Treasurer since March 1994 and, in addition, as Vice-President of Finance since October 1997. Mr. Batten served as our Finance Manager from January 1993 until being elected to his current position. From September 1986 until joining us in January 1993, Mr. Batten was employed by the accounting firm of Whitlock, Selim & Keehn.

                                     PART II

Item 5. Market For Registrant's Common Equity And Related Shareholder Matters

Common Stock Market Prices and Dividend Information on page 36 of the Annual Shareholders' Report for the year ended December 31, 2001, under the captions, "Market Prices and Dividend Information" and "Number of Shareholders," are incorporated herein by reference.

Item 6. Selected Financial Data

Selected Financial Data on pages 13 and 14 of the Annual Shareholders' Report for the year ended December 31, 2001, under the caption "Selected Consolidated Financial Data," is incorporated herein by reference.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Managemen's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 19 of the Annual Shareholders' Report for the year ended December 31, 2001, under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is incorporated herein by reference.

Item 7(A). Quantitative And Qualitative Disclosures About Market Risk

At December 31, 2001, we had floating rate obligations totaling approximately $61,350,000 for amounts borrowed under our revolving line of credit and long-term debt. These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term rates. If the floating interest rate were to increase by 100 basis points (or 1%) from December 31, 2001, levels, our interest expense would increase by a total of approximately $51,000 per month.

Item 8. Financial Statements And Supplementary Data

The Company's consolidated financial statements, the notes thereto and the report of Ernst & Young LLP, independent auditors, on pages 20 through 33 of the Annual Shareholders' Report for the year ended December 31, 2001, under the captions, "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors," are incorporated herein by this reference.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

                                    PART III

Item 10. Directors And Executive Officers Of The Registrant

The information regarding the directors of the Company contained in the Company's Proxy Statement on Schedule 14A for the 2002 Annual Meeting of Shareholders ("the Proxy Statement") under the caption "Proposal 1-Election of Class III Directors" is incorporated herein by this reference. The Proxy Statement is being filed with the Securities and Exchange Commission within 120 days of the end of the Company's most recent fiscal year end. The information regarding executive officers called for by item 401 of Regulation S-K is included in Part I as Item 4A, in accordance with General Instruction G(3) to Form 10-K, for the executive officers of the Company who are not also directors.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included in the Company's Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" is incorporated herein by this reference.

Item 11. Executive Compensation

The material in the Proxy Statement under the caption "Executive Compensation", other than the material under the captions "Compensation Committee Report", "Audit Committee Report" and "Performance Graph" is incorporated herein by this reference.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule And Reports On Form 8-K

(a) 1. Financial Statements-O'Reilly Automotive, Inc. and Subsidiaries

     The following consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders' Report of the registrant for the year ended December 31, 2001, are incorporated here by this reference in Part II, Item 8:

     Consolidated Balance Sheets as of December 31, 2001, and 2000 (page 20)

     Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999 (page 21)

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999 (page 22)

     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999 (page 23)


     Notes to Consolidated Financial Statements for the years ended December 31, 2001, 2000, and 1999 (pages 24-32)

     Report of Independent Auditors (page 33)

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

(b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2001.

(c) Exhibits

     See Exhibit Index on page E-1.

(d) Financial Statement Schedules

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES


----------------------------------------- ------------- ------------------------------ ---------------- -------------
                 Col. A                      Col. B                Col. C                  Col. D          Col. E
----------------------------------------- ------------- ------------------------------ ---------------- -------------
----------------------------------------- ------------- -------------- --------------- ---------------- -------------
                                                                        Additions -
              Description                  Balance at    Additions -     Charged to     Deductions -     Balance at
                                           Beginning     Charged to        Other          Describe         End of
                                           of Period      Costs and      Accounts -                        Period
                                                          Expenses        Describe
----------------------------------------- ------------- -------------- --------------- ---------------- -------------
(Amounts in thousands)
Year ended December 31, 2001:
Deducted from asset account:
   Allowance for doubtful
      accounts                                $  135        $2,635         $1,386 (3)       $2,396 (1)    $ 1,760

Year ended December 31, 2000:
Deducted from asset account:
   Allowance for doubtful
      accounts                                   681         1,235              0            1,781 (1)        135
   Inventory reserve                              53             0              0               53 (2)          0

Year ended December 31, 1999:
Deducted from asset account:
   Allowance for doubtful
       accounts                                  613           961             0              893 (1)        681
    Inventory reserve                            160             0             0              107 (2)         53

(1) Uncollectible accounts written off.
(2) Inventory acquired from Hi/LO written off.
(3) Reserves assumed upon acquisition of Mid-State.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       O'REILLY AUTOMOTIVE, INC.
                                                             (Registrant)


                                                        Date:  March 29, 2002
                                                       By /s/ David E. O'Reilly

                                                            David E. O'Reilly
                                         Co-Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                       Title                              Date

/s/David E.O'Reilly          Director, Co-Chairman of           March 29, 2002
--------------------------   the Board and Chief
 David E. O'Reilly           Executive Officer
                             (principal executive officer)



/s/Lawrence P. O'Reilly      Director, Co-Chairman of           March 29, 2002
--------------------------   the Board and Chief Operating Officer
Lawrence P. O'Reilly


/s/Charles H. O'Reilly, Jr.  Director and Vice-                 March 29, 2002
--------------------------   Chairman of the Board
Charles H. O'Reilly, Jr.



/s/Rosalie O'Reilly-Wooten   Director                           March 29, 2002
--------------------------
Rosalie O'Reilly-Wooten

/s/ Charles H. O'Reilly, Sr. Director and Chairman Emeritus     March 29, 2002
--------------------------
Charles H. O'Reilly, Sr.


/s/Ted F. Wise               Co-President                       March 29, 2002
--------------------------
Ted F. Wise

/s/Greg Henslee              Co-President                       March 29, 2002
--------------------------
Greg Henslee

/s/James R. Batten           Vice-President of Finance          March 29, 2002
--------------------------   Chief Financial Officer and Treasurer
James R. Batten              (principal financial officer)


/s/ Jay D. Burchfield        Director                           March 29, 2002
--------------------------
Jay D. Burchfield

/s/ Joe C. Greene            Director                           March 29, 2002
--------------------------
Joe C. Greene

/s/ Paul R. Lederer          Director                           March 29, 2002
--------------------------
Paul R. Lederer

                                  EXHIBIT INDEX
Exhibit
No.         Description
2.1* Plan of  Reorganization  Among the  Registrant,  Greene  County  Realty Co.
     ("Greene County Realty") and Certain Shareholders.

2.2 Agreement and Plan of Merger, dated as of December 23, 1997, by and among O'Reilly Automotive, Inc., Shamrock Acquisition, Inc. and Hi/LO Automotive, Inc., filed as Exhibit (c)(1) to the Registrant's Tender Offer Statement on
     Schedule 14D-1 dated December 23, 1997, are incorporated herein by this reference.

3.1* Restated Articles of Incorporation of the Registrant.

3.2* Amended and Restated Bylaws of the Registrant.

3.3 Restated Articles of Incorporation of the Registrant, as Amended, filed as Exhibit 3.3 to the Registran's quarterly report on Form 10-Q for the quarter ended September 30,1999, are incorporated herein by this reference.

4.1* Form of Stock Certificate for Common Stock.

10.1* (a) Form of  Employment  Agreement  between  the  Registrant  and David E.
      O'Reilly,Lawrence P.O'Reilly, Charles H.O'Reilly, Jr. and Rosalie O'Reilly Wooten.

10.2* Lease between the Registrant and O'Reilly Investment Company.

10.3* Lease between the Registrant and O'Reilly Real Estate Company.

10.4(a) Form of Retirement Agreement between the Registrant and David E. O'Reilly, Lawrence P. O'Reilly, Charles H. O'Reilly, Jr. and Rosalie O'Reilly Wooten, filed as Exhibit 10.4 to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference.

10.7 (a) O'Reilly  Automotive,  Inc.  Profit Sharing and Savings Plan,  filed as
         Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, File No. 33-73892, is incorporated herein by this reference.

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

                                   Page E - 1

Exhibit
No.         Description

10.15 Amended Employment Agreement between the Registrant and Charles H. O'Reilly, Jr., filed as Exhibit 10.17 to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference.

10.16 O'Reilly  Automotive,  Inc.  Performance  Incentive Plan, filed as Exhibit
      10.18 (a) to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference.

10.17 (a) Second Amendment to the O'Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by this reference.

10.18 Credit Agreement between the Registrant and NationsBank, N.A. , dated October 16, 1997, filed as Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by this reference.

10.19 Credit Agreement between the Registrant and NationsBank, N.A. , dated January 27, 1998, filed as Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.20 (a) Third Amendment to the O'Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.21 to the Registrant's Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.21 (a) First Amendment to the O'Reilly Automotive, Inc. Directors' Stock Option Plan, filed as Exhibit 10.22 to the Registrant's Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.22 (a) O'Reilly Automotive, Inc. Deferred Compensation Plan, filed as Exhibit
          10.23 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,1998, is incorporated herein by this reference.

10.23 Trust Agreement between the Registrant's Deferred Compensation Plan and Bankers Trust, dated February 2, 1998, filed as Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.25 Note Purchase Agreement, filed as Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by this reference.

10.26 First Amendment to Retirement Agreement, dated February 7, 2001, filed herewith.

10.27 Fourth Amendment to the O'Reilly Automotive, Inc. 1993 Stock Option Plan, dated February 7, 2001, filed herewith.

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

                                    Page E-2

                   O'Reilly Automotive, Inc. and Subsidiaries
        Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders

                                              Selected Consolidated Financial Data

Years ended December 31,              2001      2000      1999      1998      1997      1996      1995      1994      1993      1992
------------------------------------------------------------------------------------------------------------------------------------
In thousands, except per share data)

INCOME STATEMENT DATA:
Product sales                   $1,092,112  $890,421  $754,122  $616,302  $316,399  $259,243  $201,492  $167,057  $137,164  $110,147
Cost of goods sold, including
 warehouse and distribution
 expenses                          624,294   507,720   428,832   358,439   181,789   150,772   116,768    97,758    82,102    65,066
                               -----------------------------------------------------------------------------------------------------
  Gross profit                     467,818   382,701   325,290   257,863   134,610   108,471    84,724    69,299    55,062    45,081
Operating, selling, general and
 administrative expenses           353,987   292,672   248,370   200,962    97,526    79,620    62,687    52,142    42,492    35,204
                               -----------------------------------------------------------------------------------------------------
Operating income                   113,831    90,029    76,920    56,901    37,084    28,851    22,037    17,157    12,570     9,877
Other income (expense), net         (7,104)   (6,870)   (3,896)   (6,958)      472     1,182       236       376       216       204
Provision for income taxes          40,375    31,451    27,385    19,171    14,413    11,062     8,182     6,461     4,556     3,686
                               -----------------------------------------------------------------------------------------------------
 Income from continuing
  operations before cumulative
  effects of changes in
  accounting principles             66,352    51,708    45,639    30,772    23,143    18,971    14,091    11,072     8,230     6,395
Cumulative effects of changes in
 accounting principles                   -         -         -         -         -         -         -         -         -     (163)
                               -----------------------------------------------------------------------------------------------------
Income from continuing
  operations                        66,352    51,708    45,639    30,772    23,143    18,971    14,091    11,072     8,230     6,232
Income from discontinued
 operations                              -         -         -         -         -         -         -         -        48       129
                               -----------------------------------------------------------------------------------------------------
  Net income                      $ 66,352  $ 51,708 $ 45,639   $ 30,772  $ 23,143  $ 18,971   $14,091  $ 11,072   $ 8,278   $ 6,361
                               =====================================================================================================

Basic Earnings Per Common Share:
Income per share from continuing
 operations before cumulative
 effects of changes in accounting
 principles                      $   1.27   $  1.01  $   0.94  $   0.72   $   0.55  $   0.45   $  0.40  $   0.32   $  0.25   $  0.22
                               -----------------------------------------------------------------------------------------------------
Income per share from continuing
 operations                      $   1.27   $  1.01  $   0.94  $   0.72   $   0.55  $   0.45   $  0.40  $   0.32   $  0.25   $  0.21
Income per share from
 discontinued operations                -         -         -         -          -         -         -         -         -      0.01
                               -----------------------------------------------------------------------------------------------------
Net income per share             $   1.27   $  1.01  $   0.94  $   0.72   $   0.55  $   0.45   $  0.40  $   0.32   $  0.25   $  0.22
                               =====================================================================================================
Weighted-average common shares
 outstanding                       52,121    51,168    48,674    42,476     42,086    41,728    35,640    34,620    32,940    29,436
                               =====================================================================================================

Earnings Per Common Share -
 Assuming Dilution:
Income per share from continuing
 operations before cumulative
 effects of changes in
 accounting principles           $   1.26   $  1.00  $   0.92  $   0.71  $    0.54  $   0.45   $  0.39  $   0.32   $  0.25   $  0.22
                               =====================================================================================================
Income per share from
 continuing operations           $   1.26   $  1.00  $   0.92  $   0.71  $    0.54  $   0.45   $  0.39  $   0.32   $  0.25   $  0.21
Income per share from discontinued
 operations                             -         -         -         -          -         -         -         -         -      0.01
Net income per share             $   1.26   $  1.00  $   0.92  $   0.71  $    0.54  $   0.45   $  0.39  $   0.32   $  0.25   $  0.22
                               =====================================================================================================
Weighted-average common shares
 outstanding - adjusted (e)        52,786    51,728    49,715    43,204     42,554    42,064    35,804    34,778    33,046    29,436
                               =====================================================================================================

                                       22

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                Selected Consolidated Financial Data (continued)

Years ended December 31,           2001      2000      1999      1998      1997      1996      1995      1994      1993      1992
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except selected operating data)

SELECTED OPERATING DATA:
 Number of stores at                 875       672       571       491       259       219       188       165       145       127
  year-end (a)
Total store square footage
 at year-end(in 000's) (b)         5,882     4,491     3,777     3,172     1,454     1,155       923       785       671       571
Weighted-average product sales
 per store (in 000's) (b)         $1,425    $1,412    $1,423    $1,368    $1,306    $1,239    $1,101    $1,007    $  949    $  838
Weighted-average product sales
 per square foot (b) (f)          $213.0    $212.6    $216.5    $238.0    $235.8    $242.2    $227.3    $215.4    $208.7    $187.2
Percentage increase in same-
 store product sales open two
 full periods (c)                   8.2%      4.0%      9.6%      6.8%      6.8%     14.4%      8.9%      8.9%     14.9%     11.4%
Percentage increase in same-store
 product sales open one year (d)    8.8%      5.0%


BALANCE SHEET DATA:

Working capital                   $429,527  $296,272  $249,351  $208,363  $ 93,763  $ 74,403  $ 80,471  $ 41,416  $ 41,193 $ 15,251

Total assets                       856,859   715,995   610,442   493,288   247,617   183,623   153,604    87,327    73,112   58,871

Short-term debt                     16,843    49,121    19,358    13,691       130     3,154       231       311       495    3,462

Long-term debt, less               165,618    90,463    90,704    170,166   22,641       237       358       461       732    2,668
 current portion
Long-term debt related to
 discontinued operations,
 less current portion                    -         -         -          -        -         -         -         -         -    9,873

Shareholders' equity               556,291    463,731  403,044    218,394  182,039   155,782   133,870    70,224    57,805   29,281

(a)The number of stores at year-end 1992 are net of the combinations of two stores located within one mile of each other. Two stores were closed during 1997, one was closed in 1998 and one was closed in 2000. No other stores were closed during the periods presented. Additionally, seven former Hi/LO stores located in California were sold in 1998.

(b) Total square footage includes normal selling, office, stockroom and receiving space. Weighted-average product sales per store and per square foot are weighted to consider the approximate dates of store openings or expansions.

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

(f)  1998  does  not  include   stores   acquired   from   Hi/LO.   Consolidated
weighted-average product sales per square foot were $207.3.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

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

     Beginning in January 2000, we calculate same-store product sales based on the change in product sales for stores open at least one year. We also calculate same-store product sales based on the change in product sales of only those stores open during both full periods being compared. We calculate the percentage increase in both same-store product sales methods based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen and sales to employees.

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

Critical Accounting Policies

     The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of our company. To aid in that understanding, management has identified our "critical accounting policies." These policies have the potential to have a more significant impact on our financials statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

o Cost of goods sold - Cost of goods sold includes estimates of shortages that are adjusted upon physical inventory counts in subsequent periods and estimates of amounts due from vendors for certain merchandise allowances and rebates. These estimates are consistent with historical experience.

o Operating, selling,general and administrative expense - Operating, selling, general and administrative expense includes estimates for healthcare/medical, workers' compensation and other general liability obligations, which are partially based on estimates of certain claim costs and historical experience.

o CreditOperations  - Allowance  for doubtful  accounts is  estimated  based on
  historical  loss  ratios  and  consistently  have  been  within   management's
  expectations.

o Revenue - We recognize sales upon shipment of the products. 24

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

Results of Operations

     The following table sets forth certain income statement data as a percentage of product sales for the years indicated:

                                                    Years ended December 31,
                                                 2001         2000        1999
Product sales............................       100.0%       100.0%      100.0%
Cost of goods sold, including warehouse
       and distribution expenses.........        57.2         57.0         56.9
Gross profit                                     42.8         43.0         43.1
Operating, selling, general and
     administrative expenses.............        32.4         32.9         32.9
Operating income.........................        10.4         10.1         10.2
Other expense, net.......................        (0.6)        (0.8)        (0.5)
Income before income taxes...............         9.8          9.3          9.7
Provision for income taxes...............         3.7          3.5          3.6
Net income...............................         6.1%         5.8%         6.1%

2001 Compared to 2000

     Product sales increased $201.7 million, or 22.7% from $890.4 million in 2000 to $1.09 billion in 2001, primarily due to 121 net additional stores opened during 2001, an 8.8% increase in same-store product sales for stores open at least one year and the acquisition of 82 stores in connection with the purchase of Mid-State, effective October 1, 2001. We believe that the increased product sales achieved by the existing stores are the result of our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, and continued improvement in the merchandising and store layouts of most stores. Also, our continued focus on serving professional installers contributed to increased sales.

     Gross profit increased 22.2% from $382.7 million (or 43.0% of product sales) in 2000 to $467.8 million (or 42.8% of product sales) in 2001.

     Operating, selling, general and administrative expenses increased $61.3 million from $292.7 million (or 32.9% of product sales) in 2000 to $354.0 million (or 32.4% of product sales) in 2001. The increase in these expenses in dollar amount was primarily attributable to increased salaries and benefits, rent and other costs associated with the addition of employees and facilities to support the increased level of our operations.

     Other expense, net, increased by $234,000 from $6.9 million in 2000 to $7.1 million in 2001. The increase was primarily due to interest expense on increased debt levels related to the issuing of $100 million of senior notes, partially offset by lower interest expense on borrowings under the revolving credit facility due to lower interest rates.

     Provision for income taxes increased from $31.5 million in 2000 (37.8% effective tax rate) to $40.4 million in 2001 (37.8% effective tax rate). The increase in the dollar amount was due to the increase in the amount of income before income taxes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

     Principally as a result of the foregoing, net income in 2001 was $66.4 million (or 6.1% of product sales), an increase of $14.6 million (or 28.3%) from net income in 2000 of $51.7 million (or 5.8% of product sales).

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

Liquidity and Capital Resources

     Net cash provided by operating activities was $50.0 million in 2001, $5.8 million in 2000 and $31.6 million in 1999. The increase in cash provided by operating activities in 2001 compared to 2000 is largely the result of smaller increases in inventory, increased net income, and to a lessor extent, increased accrued benefits and withholdings. This increase in cash provided by operating activities in 2001 compared to 2000 was partially offset by the increase in amounts receivable from vendors and a decrease in accounts payable and other current liabilities. The decrease in cash provided by operating activities in 2000 compared to 1999 is the result of an increase in inventory, and to a lesser extent, increases in accounts receivable and amounts receivable from vendors, partially offset by increases in net income, accounts payable and accrued payroll.

     Net cash used in investing activities was $77.8 million in 2001, $40.5 million in 2000 and $79.7 million in 1999. The increase in cash used in investing activities in 2001 was largely due to the purchase of Mid-State as discussed in Note 2 of the consolidated financial statements, and a significant reduction in the amount of proceeds received from the sales of property and equipment. The decrease in cash used in 2000 compared to

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

1999 was primarily due to proceeds from the sale of 90 properties for $52.3 million in a sale-leaseback transaction.

     On December 15, 2000, we entered into a $50 million Synthetic Operating Lease Facility ("the Facility") with a group of financial institutions. Under the Facility, the lessor acquires land to be developed for O'Reilly Auto Parts stores and funds our development thereof as the Construction Agent and Guarantor. We subsequently lease the property from the lessor for an initial term of five years and have the option to request up to two additional successive renewal periods of five years each from the lessor, although the lessor is not obligated to grant us either renewal period. The Facility provides for a residual value guarantee of approximately $36.6 million at December 31, 2001, and purchase options on the properties. It also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. We are utilizing the Facility to finance a portion of our store growth. Funding under the Facility at December 31, 2001, and 2000, totaled $43.0 million and $1.0 million, respectively.

     On December 29, 2000, we completed a sale-leaseback transaction. Under the terms of the transaction, we sold 90 properties, including land, buildings and improvements, for $52.3 million. The lease, which is being accounted for as an operating lease, provides for an initial lease term of 21 years and may be extended for one ten-year period and two additional successive periods of five years each. The resulting gain of $4.5 million has been deferred and is being amortized over the initial lease term. Net rent expense during the initial term is approximately $5.5 million annually and is included in the table of future minimum annual rental commitments under noncancelable operating leases. Proceeds from the transaction were used to reduce outstanding borrowings under our revolving credit facility.

     In August, 2001, the Company completed a sale-leaseback with O'Reilly-Wooten 2000 LLC (an entity owned by certain shareholders of the Company). The transaction closed on September 1, 2001, with a purchase price of approximately $5.6 million for nine O'Reilly Auto Parts stores and did not result in a material gain or loss. The lease, which has been accounted for as an operating lease, calls for an initial term of 15 years with three five-year renewal options.

     Capital expenditures were $68.5 million in 2001, $82.0 million in 2000 and $86.0 million in 1999. These expenditures were primarily related to the opening of new stores, as well as the relocation or remodeling of existing stores. We opened 121, 101 and 80 net stores in 2001, 2000 and 1999, respectively. We also acquired 82 stores in connection with the purchase of Mid-State, effective October 1, 2001. We remodeled or relocated 16 stores in 2001 and 8 stores in both 2000 and in 1999. Four new distribution centers were acquired: two in October 2001, located in Nashville, Tennessee and Knoxville, Tennessee; one in October 2000, located in Little Rock, Arkansas; and the other in December 1999, located in Dallas, Texas.

     Our continuing store expansion program requires significant capital expenditures and working capital principally for inventory requirements. The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, inventory and computer equipment) are estimated to average approximately $900,000 to $1.1 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site. Although the cost to acquire the business of an independently owned parts store varies, depending primarily upon the amount of inventory and the amount, if any, of real estate being acquired, we estimate that the average cost to acquire such a business and convert it to one of our stores is approximately $400,000. We plan to finance our expansion program through cash expected to be provided from operating activities and available borrowings under our existing credit facilities.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

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

     In order to fund the Hi/LO acquisition, our continuing store expansion program and our working capital and general corporate needs, we replaced our lines of credit in January 1998 with an unsecured, five-year syndicated credit facility of $175 million. The credit facility was reduced to $165 million in 1999, $152.5 million in 2000 and $140 million in 2001. The facility is currently comprised of a revolving credit facility of $125 million and a term loan of $15 million. The credit facility is guaranteed by all of our subsidiaries. At December 31, 2001, and 2000, $61,350,000 and $74,755,000, respectively, of the revolving credit facility and $15 million and $27.5 million, respectively, of the term loan were outstanding. The credit facility, which bears interest at LIBOR plus 0.50% (2.43% at December 31, 2001), expires in January 2003.

     Our contractual obligation, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below and are fully disclosed in Notes 5, 6 and 7 to the consolidated financial statements. We have not participated in, nor secured financings for any unconsolidated special purpose entities.

                                                                    Payments Due By Period
                                                --------------------------------------------------------------
                                                              Less than          2-3          4-5      After 5
                                                     Total       1 Year        Years        Years        Years
                                                                            (In thousands)
Contractual Obligations:
Notes payable..............................     $    5,165     $  5,074    $      86     $      5     $      -
Long-term debt.............................        176,436       11,261       65,125       75,029       25,021
Capital lease obligations..................            860          509          351            -            -
Operating leases...........................        216,103       24,838       41,077       30,546      119,642
Unconditional purchase commitments.........         22,349       22,349            -            -            -
                                                --------------------------------------------------------------
Total contractual cash obligations.........       $420,913      $64,031     $106,639     $105,580     $144,663

     We believe that our existing cash, short-term investments, cash expected to be provided by operating activities, available bank credit facilities and trade credit will be sufficient to fund both our short-term and long-term capital needs for the foreseeable future.

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

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)


Quarterly Results

     The following table sets forth certain quarterly unaudited operating data for fiscal 2001 and 2000. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.

     The unaudited operating data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included here. The reclassifications of certain amounts have been made to the 2001 consolidated financial quarterly results shown below.

                                                                                Fiscal 2001
                                                       ------------------------------------------------------------
                                                            First          Second         Third         Fourth
                                                           Quarter         Quarter       Quarter       Quarter
                                                                  (In thousands, except per share data)
Product sales......................................        $   239,063    $   280,676    $   293,996   $   278,377
Gross profit.......................................            102,426        117,789        125,287       122,316
Operating income...................................             21,732         30,758         34,142        27,199
Net income.........................................             12,317         17,987         20,140        15,908
Basic net income per common share..................               0.24           0.35           0.38          0.30
Net income per common share-assuming dilution......               0.24           0.34           0.38          0.30

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

New Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other identifiable intangible assets will continue to be amortized over their useful lives or, if they have indefinite lives, such identifiable assets will not be amortized but will be subject to annual impairment tests. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the provisions of the Statement are not expected to have a material impact on our financial condition or results of operations.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                           Consolidated Balance Sheets


                                                                                      December 31,
                                                                                 2001               2000
                                                                             -------------------------------
                                                                          (In thousands, except per share data)
Assets
Current assets:
    Cash...............................................................         $    15,041    $       9,204
    Short-term investments.............................................                 500              500
    Accounts receivable, less allowance for doubtful accounts
      of $1,760 in 2001 and $135 in 2000...............................              41,486           32,673
    Amounts receivable from vendors....................................              38,440           29,175
    Inventory..........................................................             447,793          372,069
    Refundable income taxes............................................                 168               92
    Deferred income taxes..............................................               3,908            1,402
    Other current assets...............................................               3,327            4,089
                                                                                ----------------------------
              Total current assets.....................................             550,663          449,204

Property and equipment, at cost:
    Land...............................................................              48,096           46,740
    Buildings..........................................................             121,250          109,835
    Leasehold improvements.............................................              45,456           34,750
    Furniture, fixtures and equipment .................................             143,046          106,068
    Vehicles...........................................................              34,517           25,628
                                                                                ----------------------------
                                                                                    392,365          323,021
    Accumulated depreciation and amortization..........................             103,361           76,167
                                                                                ----------------------------
              Net property and equipment...............................             289,004          246,854

Notes receivable.......................................................               2,557            2,836
Other assets, net.....................................................               14,635           17,101
                                                                                ----------------------------
Total assets...........................................................         $   856,859    $     715,995
                                                                                ============================











                See Notes to Consolidated Financial Statements.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                     Consolidated Balance Sheets (continued)


                                                                                          December 31,
                                                                                    2001             2000
                                                                                ----------------------------
                                                                            (In thousands, except per share data)
Liabilities and shareholders' equity
Current liabilities:
    Notes payable to bank..............................................         $    5,000        $   35,000
    Income taxes payable...............................................                 --             1,011
    Accounts payable...................................................             61,875            68,947
    Accrued payroll....................................................             12,866             9,309
    Accrued benefits and withholdings..................................             14,038             9,360
    Other current liabilities..........................................             15,514            15,184
    Current portion of long-term debt..................................             11,843            14,121
                                                                                ----------------------------
              Total current liabilities................................            121,136           152,932

Long-term debt, less current portion...................................            165,618            90,463
Deferred income taxes..................................................              9,141             4,086
Other liabilities......................................................              4,673             4,783
Commitments and contingencies..........................................                 --                --

Shareholders' equity:
    Preferred stock, $0.01 par value:
      Authorized shares - 5,000,000
       Issued and outstanding shares - none............................                 --                --
    Common stock, $0.01 par value:
       Authorized shares - 90,000,000
       Issued and outstanding shares - 52,850,713 in 2001 and
         51,544,879 in 2000............................................                 528              515
Additional paid-in capital ............................................             256,795          230,600
Retained earnings......................................................             298,968          232,616
                                                                                ----------------------------
Total shareholders' equity.............................................             556,291          463,731
                                                                                ----------------------------
Total liabilities and shareholders' equity.............................         $   856,859       $  715,995
                                                                                ============================







                 See Notes to Consolidated Financial Statements.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                        Consolidated Statements of Income

                                                                                Years ended December 31,
                                                                             2001            2000          1999
                                                                      --------------------------------------------
                                                                           (In thousands, except per share data)
Product sales...................................................       $  1,092,112   $    890,421    $    754,122
Cost of goods sold, including warehouse and
     distribution expenses......................................            624,294        507,720         428,832
Operating, selling, general and administrative expenses.........            353,987        292,672         248,370
                                                                      --------------------------------------------
                                                                            978,281        800,392         677,202
                                                                      --------------------------------------------
Operating income................................................            113,831         90,029          76,920
Other income (expense):
    Interest expense............................................             (9,092)        (8,362)         (5,343)
    Interest income.............................................              1,362            439             402
    Other, net..................................................                626          1,053           1,045
                                                                      --------------------------------------------
                                                                             (7,104)        (6,870)         (3,896)
                                                                      --------------------------------------------

Income before income taxes......................................            106,727         83,159          73,024
Provision for income taxes......................................             40,375         31,451          27,385
                                                                      --------------------------------------------
Net income......................................................        $    66,352    $    51,708      $   45,639
                                                                      ============================================
Basic income per common share:
Net income per common share.....................................        $      1.27   $       1.01     $      0.94
                                                                      ============================================
Weighted-average common shares outstanding......................             52,121         51,168          48,674
                                                                      ============================================
Income per common share - assuming dilution:
Net income per common share - assuming dilution.................        $      1.26   $       1.00     $      0.92
                                                                      ============================================
Adjusted weighted-average common shares outstanding.............             52,786         51,728          49,715
                                                                      ============================================









                 See Notes to Consolidated Financial Statements.
                                       32

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                 Consolidated Statements of Shareholders' Equity

                                                                                Additional
                                                           Common Stock          Paid-In       Retained
                                                         Shares Par Value        Capital       Earnings      Total
                                                       --------------------------------------------------------------
(In thousands)
Balance at December 31, 1998......................      42,700         $213     $  82,658       $135,523     $218,394
    Issuance of common stock through
          secondary offering......................       7,002           35       124,535              -      124,570
    Issuance of common stock under
       employee benefit plans.....................         176            1         3,829              -        3,830
    Issuance of common stock under
       stock option plans.........................         922            5         6,521              -        6,526
    Tax benefit of stock options exercised........           -            -         4,085              -        4,085
    Two-for-one stock split.......................           -          254             -          (254)            -
    Net income....................................           -            -             -         45,639       45,639
                                                        -------------------------------------------------------------
Balance at December 31, 1999......................      50,800          508       221,628        180,908      403,044
    Issuance of common stock under
       employee benefit plans.....................         364            3         4,535              -        4,538
    Issuance of common stock under stock
       option plans...............................         381            4         3,460              -        3,464
    Tax benefit of stock options exercised........           -            -           977              -          977
    Net income....................................           -            -             -         51,708       51,708
                                                        -------------------------------------------------------------
Balance at December 31, 2000......................      51,545          515       230,600        232,616      463,731
    Issuance of common stock under
       employee benefit plans.....................         223            2         4,856              -        4,858
    Issuance of common stock under
       stock option plans.........................       1,083           11        14,924              -       14,935
    Tax benefit of stock options exercised........           -            -         6,415              -        6,415
    Net income....................................           -            -             -         66,352       66,352
                                                        -------------------------------------------------------------
Balance at December 31, 2001......................      52,851         $528      $256,795       $298,968     $556,291
                                                        =============================================================









                 See Notes to Consolidated Financial Statements.
                                       33

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                      Consolidated Statements of Cash Flows

                                                                                      Years ended December 31,
                                                                                    2001         2000          1999
                                                                                ------------------------------------
                                                                                            (In thousands)
Operating activities
Net income................................................................       $  66,352       $ 51,708   $ 45,639
Adjustments to reconcile net income to net cash provided by
     operating activities:
      Depreciation........................................................          28,963         23,846     17,619
      Amortization........................................................           1,581            966        283
      Provision for doubtful accounts.....................................           2,635          1,235        961
      Loss (gain) on sale of property and equipment.......................           (158)            220        (82)
      Deferred income taxes...............................................           6,371          3,245      5,455
      Common stock contributed to employee benefit plans..................           2,690          2,648      2,339
      Tax benefit of stock options exercised..............................           6,415            977      4,085
      Changes in operating assets and liabilities,
       net of the effects of the acquisition:
        Accounts receivable...............................................          (3,432)        (7,446)       157
        Amounts receivable from vendors ..................................          (7,908)        (3,191)    (1,644)
        Inventory.........................................................         (35,115)       (78,145)   (47,912)
        Refundable income taxes...........................................             (76)         2,241        693
        Other current assets..............................................           1,244           (444)       734
        Accounts payable..................................................         (16,891)         4,062     (1,852)
        Income taxes payable..............................................          (1,011)         1,011         --
        Accrued payroll...................................................           3,557          3,031      1,479
        Accrued benefits and withholdings.................................           4,678         (1,022)     2,038
        Other current liabilities.........................................          (9,756)           870      3,386
        Other liabilities.................................................            (110)            20     (1,732)
                                                                                ------------------------------------
           Net cash provided by operating activities.....................           50,029          5,832     31,646
                                                                                ------------------------------------
Investing activities
Purchases of property and equipment.......................................         (68,521)       (81,987)  (86,002)
Proceeds from sale of property and equipment..............................           8,534         52,861     7,039
Acquisition, net of cash acquired.........................................         (20,536)            --        --
Payments received on notes receivable.....................................             721            604     1,265
Advances made on notes receivable.........................................              --             --       (70)
Investment in other assets................................................           1,956        (11,995)   (1,931)
                                                                                ------------------------------------
           Net cash used in investing activities..........................         (77,846)       (40,517)  (79,699)
                                                                                ------------------------------------
Financing activities
Borrowings on notes payable to bank.......................................           5,000         30,000     7,130
Payments on notes payable to bank.........................................         (35,000)            --    (7,130)
Proceeds from issuance of long-term debt..................................         289,974        431,159   172,892
Principal payments on long-term debt......................................        (243,422)      (432,415) (249,363)
Net proceeds from secondary offering......................................              --             --   124,570
Net proceeds from issuance of common stock................................          17,102          5,354     8,017
                                                                                -----------------------------------
            Net cash provided by financing activities.....................          33,654         34,098    56,116
                                                                                -----------------------------------
Net increase (decrease) in cash...........................................           5,837           (587)    8,063
Cash at beginning of year.................................................           9,204          9,791     1,728
                                                                                -----------------------------------
Cash at end of year.......................................................       $  15,041     $    9,204  $  9,791
                                                                                ===================================

                 See Notes to Consolidated Financial Statements.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     O'Reilly Automotive, Inc. (''the Company'') is a specialty retailer and supplier of automotive aftermarket parts, tools, supplies and accessories to both the ''DIY'' customer and the professional installer throughout Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, Oklahoma, Tennessee and Texas.

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

Inventory

     Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Cost has been determined using the last-in, first-out (''LIFO'') method. If the first-in, first-out (''FIFO'') method of costing inventory had been used by the Company, inventory would have been $442,529,000 and $369,869,000 as of December 31, 2001, and 2000, respectively.

Amounts Receivable from Vendors

     Amounts receivable from vendors consist primarily of amounts due the Company for changeover merchandise, rebates and other allowances. Reserves for uncollectible amounts receivable from vendors are provided for in the Company's consolidated financial statements and consistently have been within management's expectations.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average rates paid for long-term borrowings. Total interest costs capitalized for the years ended December 31, 2001, 2000 and 1999, were $324,000, $1,354,000 and $1,134,000, respectively.

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

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to $12,796,000, $12,150,000 and $9,428,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Pre-opening Costs

Costs associated with the opening of new stores, which consist primarily of payroll and occupancy costs, are charged to operations as incurred.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Stock Option Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (''APB 25''), and related interpretations in accounting for its employee stock options because, as discussed in Note 11, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Earnings per Share

     Basic earnings per share is based on the weighted-average outstanding common shares. Diluted earnings per share is based on the weighted-average outstanding shares adjusted for the effect of common stock equivalents.

Concentration of Credit Risk

     The Company grants credit to certain customers who meet the Company's pre-established credit requirements. Generally, the Company does not require security when trade credit is granted to customers. Credit losses are provided for in the Company's consolidated financial statements and consistently have been within management's expectations.

     The Company has provided long-term financing to an unaffiliated company, through a note receivable, for the construction of an office building which is leased by the Company (see Note 7). The note receivable, amounting to $1,991,000 and $2,066,000 at December 31, 2001, and 2000, respectively, bears interest at 6% and is due in August 2017.

     The carrying value of the Company's financial instruments, including cash, short-term investments, accounts receivable, accounts payable and long-term debt, as reported in the accompanying consolidated balance sheets, approximates fair value.

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements in order to conform to the 2001 presentation.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other identifiable intangible assets will continue to be amortized over their useful lives or if they have indefinite lives, such identifiable assets will not be amortized but will be subject to annual impairment tests. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the provisions of the Statement are not expected to have a material impact on the Company's financial condition or results of operations.

NOTE 2-ACQUISITION

     On October 1, 2001, the Company purchased all of the outstanding stock of Mid-State Automotive Distributors, Inc. ("Mid-State") for approximately $20.5 million including acquisition costs. Mid-State was a specialty retailer which supplied automotive aftermarket parts throughout certain states in the southeastern part of the United States. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Mid-State are included in the consolidated statements of income from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The pro forma effect on earnings of the acquisition of Mid-State are not material.

NOTE 3-SHORT-TERM INVESTMENTS

     The Company's short-term investments are classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are carried at cost, which approximates fair market value. At December 31, 2001, and 2000, short-term investments consisted of preferred equity securities.

NOTE 4-RELATED PARTIES

     The Company leases certain land and buildings related to its O'Reilly Auto Parts stores under six-year operating lease agreements with O'Reilly Investment Company and O'Reilly Real Estate Company, partnerships in which certain shareholders of the Company are partners. Generally, these lease agreements provide for renewal options for an additional six years at the option of the Company. Additionally, the Company leases certain land and buildings related to its O'Reilly Auto Parts stores under 15-year operating lease agreements with O'Reilly-Wooten 2000 LLC, which is owned by certain shareholders of the Company. Generally, these lease agreements provide for renewal options for two additional five-year terms at the option of the Company (see Note 7). Rent expense under these operating leases totaled $2,894,000, $2,671,000 and $2,647,000 in 2001,
2000 and 1999, respectively.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 5-NOTE PAYABLE TO BANK

     At December 31, 2001, the Company had available short-term unsecured bank lines of credit providing for maximum borrowings of $5 million, all of which was outstanding at December 31, 2001. At December 31, 2000, the Company had available unsecured short-term bank lines of credit providing for borrowings up to $10 million, all of which was outstanding at December 31, 2000. The lines of credit bear interest at LIBOR plus 0.50% (2.43% at December 31, 2001). Additionally, at December 31, 2000, the Company had available a short-term line of credit in the amount of $25 million, all of which was outstanding at December 31, 2000. The weighted-average interest rate for all lines of credit for the years ended December 31, 2001, and 2000 was 5.48% and 7.20%, respectively.

NOTE 6-LONG-TERM DEBT

     At December 31, 2001, the Company had available an unsecured credit facility providing for maximum borrowings of $140 million. The facility is comprised of a revolving credit facility of $125 million, and a term loan of $15 million. At December 31, 2000, the Company had available an unsecured credit facility providing for maximum borrowings of $152.5 million. The facility was comprised of a revolving credit facility of $125 million and a term loan of $27.5 million. At December 31, 2001, and 2000, $61,350,000 and $74,755,000,
respectively, of the revolving credit facility and $15 million and $27.5 million, respectively, of the term loan were outstanding. The credit facility, which bears interest at LIBOR plus 0.50% (2.43% at December 31, 2001), expires in January 2003.

     On May 16, 2001, the Company completed a $100 million private placement of two series of unsecured senior notes ("Senior Notes"). The Series 2001-A Senior Notes were issued for $75 million, are due May 16, 2006, and bear interest at 7.72% per year. The Series 2001-B Senior Notes were issued for $25 million, are due May 16, 2008, and bears interest at 7.92% per year. The private placement agreement allows for a total of $200 million of Senior Notes issuable in series. Proceeds from the transaction were used to reduce outstanding borrowings under the Company's revolving credit facility.

     During 2001 and 2000, the Company leased certain computer equipment under capitalized leases. The lease agreements are three-year terms expiring from 2001 to 2003. At December 31, 2001, the monthly installments under these agreements were approximately $42,000. The present value of the future minimum lease payments under these agreements totaled $860,000 and $2,232,000 at December 31, 2001, and 2000, respectively, which has been classified as long-term debt in the accompanying consolidated financial statements. During 2001, 2000 and 1999 the Company purchased $467,000, $800,000 and $2,676,000, respectively, of assets under capitalized leases.

     Additionally,   the  Company  has  various   unsecured   notes  payable  to
individuals and banks, amounting to $251,000 and $97,000, at December 31, 2001, and 2000, respectively.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 6-LONG-TERM DEBT (CONTINUED)

     Indirect borrowings under letters of credit provided by a $5,000,000 sublimit of the revolving credit facility totaled $210,650 and $648,510 at December 31, 2001, and 2000, respectively. These letters of credit reduced availability of borrowings at December 31, 2001, and 2000.

     Principal maturities of long-term debt for each of the next five years ending December 31 are as follows (amounts in thousands):

                    2002                            $   11,843
                    2003                                65,510
                    2004                                    51
                    2005                                    19
                    2006                                75,016
              Thereafter                                25,022
                                                    ----------
                                                      $177,461
                                                    ==========

     Cash paid by the Company for interest during the years ended December 31, 2001, 2000 and 1999, amounted to $9,092,000, $8,240,000, and $6,134,000, respectively.

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

     On December 15,  2000,  the Company  entered  into a $50 million  Synthetic
Operating Lease Facility ("the Facility") with a group of financial institutions. Under the Facility, the lessor acquires land to be developed for O'Reilly Auto Parts stores and funds the development thereof by the Company as the Construction Agent and Guarantor. The Company subsequently leases the property from the lessor for an initial term of five years. The Company has the option of requesting up to two additional successive renewal periods of five years each from the lessor, although the lessor is not obligated to grant the Company either renewal period. The Facility provides for a residual value guarantee of $36.6 million at December 31, 2001, and purchase options on the properties. It also contains a provision for an event of default whereby the lessor, among other things, may require the Company to purchase any or all of the properties. The Company is utilizing the Facility to finance a portion of its store growth. Funding under the Facility at December 31, 2001, and 2000, totaled approximately $43.0 million and $1.0 million, respectively. Future minimum rental commitments and the Facility have been included in the table of future minimum annual rental commitments below.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 7-COMMITMENTS (CONTINUED)

     On December 29, 2000, the Company completed a sale-leaseback transaction. Under the terms of the transaction, the Company sold 90 properties, including land, buildings and improvements, for $52.3 million. The lease, which is being accounted for as an operating lease, provides for an initial lease term of 21 years and may be extended for one ten-year period and two additional successive periods of five years each. The resulting gain of $4.5 million has been deferred and is being amortized over the initial lease term. Net rent expense during the initial term is approximately $5.5 million annually and is included in the table of future minimum annual rental commitments below.

     In August, 2001, the Company completed a sale-leaseback with O'Reilly-Wooten 2000 LLC (an entity owned by certain shareholders of the Company). The transaction closed on September 1, 2001, with a purchase price of approximately $5.6 million for nine O'Reilly Auto Parts store and did not result in a material gain or loss. The lease, which has been accounted for as an operating lease, calls for an initial term of 15 years with three five-year renewal options.

     The Company also leases certain office space, retail stores, property and equipment under long-term, non-cancelable operating leases. Most of these leases include renewal options and some include options to purchase and provisions for percentage rent based on sales. At December 31, 2001, future minimum rental payments under all of the Company's operating leases for each of the next five years and in the aggregate are as follows (amounts in thousands):

                        Related        Non-Related
                        Parties           Parties             Total
                       --------        -----------         ----------
        2002           $  2,751           $  22,087         $  24,838
        2003              1,710              19,787            21,497
        2004              1,684              17,896            19,580
        2005              1,455              15,354            16,809
        2006              1,227              12,510            13,737
        Thereafter        9,786             109,856           119,642
                       --------        ------------       -----------
                        $18,613            $197,490          $216,103
                       ========        ============       ===========

     Rental expense amounted to $25,122,000, $16,219,000 and $14,122,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Other Commitments

     The Company had construction commitments, which totaled approximately $22.3 million, at December 31, 2001.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 8-LEGAL PROCEEDINGS

     The Company is a defendant in a lawsuit entitled "Coalition for a Level Playing Field, L.L.C., et. al., v. AutoZone, Inc., et. al.," in the United States District Court for the Eastern District of New York. The over 100 plaintiffs consist primarily of warehouse distributors and jobbers, and the eight defendants are principally automotive aftermarket parts retailers. The plaintiffs allege that the defendants violated certain provisions of the Robinson-Patman Act by receiving and inducing various forms of price discriminations from manufacturers of automotive parts. The plaintiffs seek compensatory damages, as well as injunctive and other equitable relief. The Company and the other defendants filed a motion to dismiss this action and subsequently, on October 23, 2001, the court overruled a substantial portion of the defendant's motion. The Company believes the claims are without merit and that this lawsuit will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company was involved in litigation as a result of a complaint filed against Hi/LO in May 1997. The plaintiff in this lawsuit sought to certify a class action on behalf of persons or entities in the states of Texas, Louisiana and California that had purchased a battery from Hi/LO since May 1990. The complaint alleged that Hi/LO offered and sold ''old,'' ''used'' and ''out of warranty'' batteries as if the batteries were new, resulting in claims for violations of deceptive trade practices, breach of contract, negligence, fraud, negligent misrepresentation and breach of warranty. On January 15, 2001, the Company reached a favorable verbal settlement with the plaintiffs' counsel. The settlement, which was not significant and was accrued at December 31, 2001, and 2000, was approved on October 18, 2001, by the 60th Judicial District Court of Texas.

     In addition, the Company is involved in various other legal proceedings incidental to the conduct of its business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, they will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
                                       42

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 9-EMPLOYEE BENEFIT PLANS

     The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are 21 years of age with at least six months of service. Employees may contribute up to 15% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company has agreed to make matching contributions equal to 50% of the first 2% of each employee's contribution and 25% of the next 4% of each employee's contribution. Additional contributions to the plan may be made as determined annually by the Board of Directors. After three years of service, Company contributions and earnings thereon vest at the rate of 20% per year. Company contributions charged to operations amounted to $3,207,000 in 2001, $2,454,000 in 2000 and $2,618,000
in 1999. Company contributions, in the form of common stock, to the profit sharing and savings plan to match employee contributions during the years ended December 31 were as follows:

                 Year                    Market
              Contributed     Shares     Value
            ------------------------------------
                2001          37,081   $969,000
                2000          49,891    724,000
                1999          29,481    658,000

     Profit sharing contributions accrued at December 31, 2001, 2000 and 1999, funded in the next year through the issuance of shares of the Company's common stock were as follows:

            Year                         Market
           Funded          Shares        Value
         -----------------------------------------
            2001          88,118        $1,729,000
            2000         132,890         1,919,000
            1999          60,640         1,300,000

     The Company also sponsors a non-funded non-contributory defined benefit health care plan, which provides certain health benefits to retired employees. According to the terms of this plan, retirees' annual benefits are limited to $1,000 per employee starting at age 66 for employees with 20 or more years of service. Post-retirement benefit costs for each of the years ended December 31, 2001, 2000, and 1999, amounted to $12,000.

     Additionally, the Company has adopted a stock purchase plan under which 1,000,000 shares of common stock are reserved for future issuance. Under the plan, substantially all employees and non-employee directors have the right to purchase shares of the Company's common stock monthly at a price equal to 85% of the fair market value of the stock. Under the plan, 97,991 shares were issued at a weighted- average price of $22.13 per share during 2001, 147,315 shares were issued at a weighted-average price of $12.83 per share during 2000, and 78,927 shares were issued at a weighted-average price of $18.90 per share during 1999.

     The Company has in effect a performance incentive plan for the Company's senior management under which 400,000 shares of restricted stock are reserved for future issuance. Under the plan, no shares were issued to senior management in 2001. In 2000 and 1999, 12,164 shares and 6,796 shares were issued under the plan, respectively.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 10-STOCK OPTION PLANS

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

                                                                     Number
                                            Price per Share         of Shares
                                        ----------------------------------------
  Outstanding at December 31, 1998...    $    5.94 - 22.91            3,183,850
   Granted...........................        18.44 - 26.75            1,148,000
   Exercised.........................         5.94 - 18.75             (948,620)
   Canceled..........................         6.75 - 26.38              (35,750)
   Forfeitures.......................                 6.07               (1,000)
                                                                ----------------
  Outstanding at December 31, 1999...    $    6.07 - 26.75            3,346,480
   Granted...........................        10.56 - 24.38              581,250
   Exercised.........................         6.07 - 22.75             (361,875)
   Canceled..........................        10.00 - 25.88             (206,625)
                                                                ----------------
  Outstanding at December 31, 2000...    $    8.00 - 26.75            3,359,230
   Granted...........................        14.37 - 37.62            1,328,000
   Exercised.........................         8.15 - 26.37           (1,082,695)
   Canceled..........................        14.25 - 34.30             (220,787)
                                                                ----------------
  Outstanding at December 31, 2001...    $    8.00 - 37.62            3,383,748
                                                                ================

     Options to purchase 1,250,261, 1,729,033, and 1,171,888 shares of common stock were exercisable at December 31, 2001, 2000 and 1999, respectively.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 10-STOCK OPTION PLANS (CONTINUED)

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

                                                                       Number
                                           Price per Share            of Shares
                                        ----------------------------------------
  Outstanding at December 31, 1998...    $    6.56 - 13.50               70,000
   Granted...........................                23.91               20,000
   Exercised.........................                   --                   --
   Canceled..........................                   --                   --
                                                                ----------------
  Outstanding at December 31, 1999...   $     6.56 - 23.91               90,000
   Granted...........................                12.44               20,000
   Exercised.........................         6.56 -  6.75              (20,000)
   Canceled..........................                   --                   --
                                                                ----------------
  Outstanding at December 31, 2000...    $    9.09 - 23.91               90,000
   Granted...........................                20.65               30,000
   Exercised.........................         9.09 - 23.91              (70,000)
   Canceled..........................                   --                   --
                                                                ----------------
  Outstanding at December 31, 2001...    $   12.44 - 23.91               50,000
                                                                ================

     All options under this plan were exercisable at December 31, 2001, 2000 and 1999.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee and non-employee director stock options under the fair value method of that SFAS.

     The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000, and 1999, respectively: risk-free interest rates of 5.16%, 5.02% and 6.54%; volatility factors of the expected market price of the Company's common stock of .475, .442, and .247; and weighted-average expected life of the options of 9, 8.9 and 8.0 years. The Company assumed a 0% dividend yield over the expected life of the options. The weighted-average fair values of options granted during the years ended December 31, 2001, 2000 and 1999, were $16.52, $9.24 and $10.22, respectively. The weighted-average remaining contractual life at December 31, 2001, for all outstanding options under the Company's stock option plans is 7.346 years. The weighted-average exercise price for all outstanding options under the Company's stock option plans was $20.63, $16.12 and $16.15 at December 31, 2001, 2000 and 1999, respectively.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 10-STOCK OPTION PLANS (CONTINUED)

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   2001       2000        1999
                                                --------------------------------
                                                     (In thousands,  except
                                                          per share data)
  Pro forma net income....................      $ 60,946   $  48,177   $  43,501
                                                ================================
  Pro forma basic net income per share....      $   1.17   $    0.94   $    0.89
                                                ================================
  Pro forma net income per share-
    assuming dilution.....................      $   1.15   $    0.93   $    0.88
                                                ================================

NOTE 11-INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted income per common share:

                                                     Years ended December 31,
                                               2001           2000          1999
                                            ------------------------------------
                                           (In thousands, except per share data)
Numerator (basic and diluted):
 Net income................................   $ 66,352     $ 51,708     $ 45,639
                                            ====================================
Denominator:
 Denominator for basic income per common
   share-weighted-average shares............    52,121       51,168       48,674
 Effect of stock options (Note 10)..........       665          560        1,041
                                            ------------------------------------
 Denominator for diluted income per common share-
 Adjusted weighted-average shares and
   assumed conversion.......................    52,786       51,728       49,715
                                            ====================================
Basic net income per common share...........  $   1.27     $   1.01     $   0.94
                                            ====================================
Net income per common share-
  assuming dilution.........................  $   1.26     $   1.00     $   0.92
                                            ====================================

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 12-INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                    2001                    2000
                                                --------------------------------
                                                            (In thousands)
Deferred tax assets:
    Current:
       Allowance for doubtful accounts..........$   665                   $   51
       Other accruals...........................  4,284                    2,960
                                                --------------------------------
                                                  4,949                    3,011
    Noncurrent:
       Other....................................     --                      834
                                                --------------------------------
               Total deferred tax assets........  4,949                    3,845

Deferred tax liabilities:
    Current:
       Inventory carrying value.................  1,041                    1,609

    Noncurrent:
       Property and equipment...................  8,333                    4,920
       Other....................................    808                       --
                                                --------------------------------
       Total deferred tax liabilities........... 10,182                    6,529
                                                --------------------------------
       Net deferred tax liabilities.............$ 5,233                   $2,684
                                                ================================

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 12-INCOME TAXES (CONTINUED)

     The provision for income taxes consists of the following:

                                      Current        Deferred          Total
                                   ------------------------------------------
                                                  (In thousands)
2001:
     Federal..................        $ 30,429      $  5,702         $ 36,131
     State....................           3,575           669            4,244
                                   ------------------------------------------
                                      $ 34,004      $  6,371         $ 40,375
                                   ==========================================
2000:
     Federal..................        $ 25,120      $  2,946         $ 28,066
     State....................           3,086           299            3,385
                                   ------------------------------------------
                                      $ 28,206      $  3,245         $ 31,451
                                   ==========================================
1999:
     Federal..................        $ 19,934      $  4,959         $ 24,893
     State....................           1,996           496            2,492
                                   ------------------------------------------
                                      $ 21,930      $  5,455         $ 27,385
                                   ==========================================

     A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows:

                                                                         2001              2000           1999
                                                                     ------------------------------------------
                                                                                      (In thousands)
Federal income taxes at statutory rate........................        $ 37,354          $ 29,106       $ 25,558
State income taxes, net of federal tax benefit................           2,775             2,200          1,625
Other items, net..............................................             246               145            202
                                                                     ------------------------------------------
                                                                      $ 40,375          $ 31,451       $ 27,385
                                                                     ==========================================

     The tax benefit associated with the exercise of non-qualified stock options
has  been  reflected  as  additional   paid-in   capital  in  the   accompanying
consolidated financial statements.

     During the years ended December 31, 2001, 2000, and 1999, cash paid by the Company for income taxes amounted to $28,676,000, $24,244,000 and $17,151,000, respectively.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 13-STOCK SPLIT

     On November 8, 1999, the Company's Board of Directors declared a two-for-one stock split which was effected in the form of a 100% stock dividend payable to all shareholders of record as of November 15, 1999. The stock dividend was paid on November 30, 1999. Accordingly, this stock split has been recognized by reclassifying $254,000, the par value of the additional shares resulting from the split, from retained earnings to common stock.

     All  share  and  per  share   information   included  in  the  accompanying
consolidated financial statements has been restated to reflect the retroactive effect of the stock split for all periods presented.

NOTE 14-PUBLIC OFFERING OF COMMON STOCK

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

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

                         Report Of Independent Auditors

The Board of Directors and Shareholders
O'Reilly Automotive, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of O'Reilly Automotive, Inc. and Subsidiaries as of December 31, 2001, and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O'Reilly Automotive, Inc. and Subsidiaries at December 31, 2001, and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP


Kansas City, Missouri
February 22, 2002

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)

Shareholder Information

CORPORATE ADDRESS

233 South Patterson
Springfield, Missouri 65802
417/862-3333
Web site - www.oreillyauto.com

REGISTRAR AND TRANSFER AGENT

UMB Bank
928 Grand Boulevard
Kansas City, Missouri 64141-0064

Inquiries regarding stock transfers, lost certificates or address changes should be directed to UMB Bank at the above address.

INDEPENDENT AUDITORS

Ernst & Young LLP
One Kansas City Place
Kansas City, Missouri 64105-2143

LEGAL COUNSEL

Gallop Johnson & Neuman, L.C.
101 South Hanley Road, Suite 1600
St. Louis, Missouri 63105

Skadden, Arps, Slate, Meagher & Flom
333 West Wacker Drive, Suite 2100
Chicago, Illinois 60606

ANNUAL MEETING

The annual meeting of shareholders of O'Reilly Automotive, Inc. will be held at 10:00 a.m. local time on May 7, 2002, at the University Plaza Convention Center, 333 John Q. Hammons Parkway in Springfield, Missouri. Shareholders of record as of February 28, 2002, will be entitled to vote at this meeting.

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

TRADING SYMBOL

The Company's common stock is traded on The Nasdaq Stock Market (National Market) under the symbol ORLY.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2001 Annual Report to Shareholders (continued)



NUMBER OF SHAREHOLDERS

As of February 28, 2002, O'Reilly Automotive, Inc. had approximately 20,224 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

ANALYST COVERAGE

The following analysts provide research coverage of O'Reilly Automotive, Inc.

William Blair & Co. - Mark Miller
Merrill Lynch - Douglas Neviera
Advest - Brett Jordan
Huntleigh Securities - John Rast
Salomon Smith Barney - Bill Julian
Credit Suisse First Boston - Gary Balter

MARKET PRICES AND DIVIDEND INFORMATION

The prices in the table below represent the high and low sales price for O'Reilly Automotive, Inc. common stock as reported by the Nasdaq Stock Market.

The common stock began trading on April 22, 1993. No cash dividends have been declared since 1992, and the Company does not anticipate paying any cash dividends in the forseeable future.

                             2001                        2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      High         Low           High        Low
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
First Quarter     $  27-3/16    $ 15-1/2      $ 22-1/8     $  8-1/4
Second Quarter       29-7/16      18-3/4        15-7/16      11-3/4
Third Quarter        35-9/16      22-3/5        16-1/8       13-1/8
Fourth Quarter       38-11/25     27            27-1/4       14
For the Year         38-11/25     15-1/2        27-1/4        8-1/4

                   O'Reilly Automotive, Inc. and Subsidiaries
                   Exhibit 21.1 - Subsidiaries of the Company

                Subsidiary                  State of Incorporation

       Ozark Automotive Distributors, Inc.                Missouri
       Greene County Realty Co.                           Missouri
       O'Reilly II Aviation, Inc.                         Missouri
       Hi-Lo Automotive, Inc.                             Delaware
       Mid-State Automotive Distributors, Inc.            Tennessee
       Ozark Services, Inc.                               Missouri


     One hundred percent of the capital stock of each of the above listed subsidiaries is directly owned by O'Reilly Automotive, Inc.

                   O'Reilly Automotive, Inc. and Subsidiaries
        Exhibit 23.1 - Consent of Ernst & Young LLP, independent auditors



We consent to the incorporation by reference in this Annual Report (Form 10-K) of O'Reilly Automotive, Inc. and Subsidiaries of our report dated February 22, 2002 included in the 2001 Annual Report to Shareholders of O'Reilly Automotive, Inc.

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

We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-61632, Form S-8 No. 33-73892 and Form S-8 No. 33-91022) of
O'Reilly Automotive, Inc. of our report dated February 22, 2002, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the consolidated financial statement schedule included in this Annual Report (Form 10-K) of O'Reilly Automotive, Inc. for the year ended December 31, 2001.


                                                           /s/ ERNST & YOUNG LLP



Kansas City, Missouri
March 27, 2002

                   O'Reilly Automotive, Inc. and Subsidiaries
             Exhibit 10.26 - First Amendment to Retirement Agreement


                            O'REILLY AUTOMOTIVE, INC.


                     First Amendment to Retirement Agreement

     This First Amendment to the Retirement Agreements between O'Reilly Automotive , Inc. and certain executive officers of O'Reilly Automotive, Inc., including Charles H. O'Reilly, Jr., David O'Reilly, Larry O'Reilly and Rosalie O'Reilly Wooten, amends certain provisions of the Agreement as set forth below.

     WHEREAS, the original Retirement Agreements were initiated by the directors of O'Reilly Automotive, Inc. and between O'Reilly Automotive, Inc. and the above identified executive officers as of the dates listed individually: the Charles
H. O'Reilly, Jr. agreement dated October 24, 1997, the David O'Reilly agreement dated December 29, 1997, the Larry O'Reilly agreement dated December 2, 1997, and the Rosalie O'Reilly Wooten agreement dated October 29, 1997;

     WHEREAS, the Board has determined it to be in the best interests of the Company that Section 1.A. of the Agreement , "Consultation", which sets forth the yearly consulting fee for the above named employees, be amended so that the Employee's yearly salary be increased and an annual adjustment for inflation be added; and

     WHEREAS, The Board has determined it to be in the best interests of the Company that Section 1.B.(2) of the Agreement which sets forth the medical reimbursement for the Employees be amended so that the amount reimbursed is equal to that amount covered for the Executive Committee of the Company; and

     WHEREAS, the Board has determined that such amendment shall be effective as of the Adoption Date;

     NOW THEREFORE, the Retirement Agreements as outlined above, are hereby amended as follows:

1. The first sentence of Section 1.A. is hereby changed to read:

               "After the Employee retires from Employer, he or she shall be employed as a Consultant for a period of ten years, at a yearly salary of $125,000, adjusted annually 3% for inflation, starting January 1, 2003, payable in equal monthly payments."

2. Section 1.B.(2) is hereby changed to read:

          "Additional compensation for the executive or surviving spouse will include: Participation in the medical reimbursement plan for the Employee covered under this Agreement which pays all medical/dental expenses not covered by the Health Insurance Plan up to $4,500 per year, or the current Executive Committee allowance." 3. All terms and conditions of the original Retirement Agreements not covered under this Amendment are kept in full force and effect.

3. All terms and conditions of the original Retirement Agreements not covered under this Amendment are kept in full force and effect.

This amendment shall be effective as of the 7th day of February, 2002.




O'REILLY AUTOMOTIVE, INC.




By:__________________________

Title_________________________

                   O'Reilly Automotive, Inc. and Subsidiaries
        Exhibit 10.27 - Fourth Amendment to the O'Reilly Automotive, Inc.
                             1993 Stock Option Plan


                             FOURTH AMENDMENT TO THE
                O'REILLY AUTOMOTIVE, INC. 1993 STOCK OPTION PLAN

     WHEREAS, O'Reilly Automotive, Inc. (the "Company") has heretofore adopted, and subsequently amended the O'Reilly Automotive, Inc. 1993 Stock Option Plan (the "Stock Option Plan"), under which shares of the Company's common stock, par value $.01 per share (the "Common Stock"), may be issued upon the exercise of incentive and nonqualified stock options granted pursuant to and in accordance with the terms of the Stock Option Plan; and

     WHEREAS, Article VIII of the Stock Option Plan empowers the Board of Directors to alter and amend the Stock Option Plan; and

     WHEREAS, the Board of Directors of the Company has authorized the amendment of the Stock Option Plan in order to accelerate the exercisablilty of options granted to employees of the Company who meet the requisite criteria upon their retirement from the employ of the Company.

         NOW, THEREFORE, the Stock Option Plan is hereby amended as follows:

1. The second paragraph of Article IV, Section G, be and hereby is deleted in its entirety, and the following substituted in lieu thereof to constitute the second paragraph of said Article IV, Section G from and after the effectiveness of this amendment:

     "If any termination of employment is due to retirement or permanent disability, the individual shall have the right to exercise any Option at any time within the 12-month period (three-month period in the case of retirement for Options that are Incentive Stock Options) following such termination of employment, but only to the extent that the Option was exercisable prior to such termination of employment. Notwithstanding any other provision contained in the Plan or the Agreements, if the termination of employment is due to retirement, and such retiring individual at the time of his or her retirement (i) is at least fifty-five (55) years of age, and (ii) the sum of the individual's age and years of service to the Company is equal to or greater than eighty (80) years, then all outstanding options granted to such retiring individual shall automatically become immediately exercisable within such 12-month period (three month period in the case of Options that are Incentive Stock Options)."

2. The provisions of this Amendment shall be effective as of the date hereof.

3. Except and to the extent hereinabove set forth, the Stock Option Plan shall remain in full force and effect.

     IN WITNESS WHEREOF, this Amendment is dated as of the 9th day of February, 2002.

                                              By:_______________________________

                                                       David E. O'Reilly
                                                    Chief Executive Officer