Form 10-Q
period 2002-03-31
O REILLY AUTOMOTIVE INC
filed 2002-05-14
CIK 898173

Page 1
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

         Yes    X       No

Common stock, $0.01 par value - 52,931,556 shares outstanding as of March 31, 2002.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                          Quarter Ended March 31, 2002

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

PART I   Financial Information
ITEM 1.  Financial Statements

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,      December 31,
                                                      2002             2001
                                                  (Unaudited)         (Note)
                                                           (In thousands)
 Assets
 Current assets:
   Cash                                        $     20,391       $    15,041
   Short-term investments                               500               500
   Accounts receivable, net                          46,244            41,486
   Amounts receivable from vendors                   39,906            38,440
   Inventory                                        462,061           447,793
   Refundable income taxes                                7               168
   Deferred income taxes                                 --             3,908
   Other current assets                               4,422             3,327
                                               ------------       -----------
     Total current assets                           573,531           550,663

 Property and equipment, at cost                    413,249           392,365
 Accumulated depreciation and amortization          111,226           103,361
                                               ------------       -----------
     Net property and equipment                     302,023           289,004

 Notes receivable                                     2,227             2,557
 Other assets                                        17,002            14,635
                                               ------------       -----------
 Total assets                                 $     894,783      $    856,859
                                               ============       ===========

 Liabilities and shareholders' equity
 Current liabilities:
   Note payable to bank                       $       3,000      $      5,000
   Income taxes payable                               4,497                --
   Accounts payable                                  72,351            61,875
   Accrued payroll                                   11,178            12,866
   Accrued benefits & withholdings                   16,878            14,038
   Current deferred income taxes                      1,353                --
   Other current liabilities                         21,101            15,514
   Current portion of long-tem debt                   8,069            11,843
                                               ------------       -----------
     Total current liabilities                      138,427           121,136

 Long-term debt, less current portion               168,145           165,618
 Deferred income taxes                                8,578             9,141
 Other liabilities                                    4,609             4,673

 Shareholders' equity:
   Common stock, $0.01 par value:
    Authorized shares-90,000,000
    Issued and outstanding shares-
     52,931,556 shares at March 31, 2002,
     and 52,850,713 at December 31, 2001                529               528
   Additional paid-in capital                       258,885           256,795
   Retained earnings                                315,610           298,968
                                               ------------       -----------
 Total shareholders' equity                         575,024           556,291
                                               ------------       -----------
 Total liabilities and shareholders' equity   $     894,783      $    856,859


NOTE: The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                      Three Months Ended
                                                          March 31,
                                                 -----------------------------
                                                    2002                2001
                                                 -----------       -----------
                                           (In thousands, except per share data)

Product sales                                    $   295,489       $   239,063

Cost of goods sold, including warehouse
 and distribution expenses                           169,461           136,637
                                                 -----------       -----------
Gross profit                                         126,028           102,426

Operating, selling, general and
 administrative expenses                              97,390            80,694
                                                 -----------       -----------
Operating income                                      28,638            21,732
Other expense, net                                    (1,871)           (1,842)
                                                 -----------       -----------
Income before income taxes                            26,767            19,890

Provision for income taxes                            10,125             7,573
                                                 -----------       -----------
Net income                                      $     16,642      $     12,317
                                                 ===========       ===========

Net income per common share                     $       0.31      $       0.24
                                                 ===========       ===========
Weighted-average common shares
 outstanding                                          52,884            51,591
                                                 ===========       ===========
Net income per common share -
 assuming dilution                              $       0.31      $       0.24
                                                 ===========       ===========
Adjusted weighted-average common
 shares outstanding
 - assuming dilution                                  53,607            52,047
                                                 ===========       ===========


NOTE: The income statement at March 31, 2001, has been derived from the quarterly results section of the Form 10-K for the year ended December 31, 2001, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Three Months Ended
                                                     March 31,       March 31,
                                                       2002             2001
                                                    ----------      ----------
                                                          (In thousands)

Net cash provided by operating activities          $    27,961      $    8,562

Investing activities:
  Purchases of property and equipment                  (21,428)        (11,923)
  Proceeds from sale of property and equipment             165             104
  Payments received on notes receivable                    172             156
  Reductions (additions) to other assets                   381            (720)
                                                    ----------      ----------
Net cash used in investing activities                  (20,710)        (12,383)

Financing activities:
  Payments on notes payable to banks                    (2,000)        (25,000)
  Proceeds from issuance of long-term debt              61,150          82,485
  Payments on long-term debt                           (62,398)        (52,865)
  Proceeds from issuance of common stock                 1,347           1,037
  Payment on other liabilities                              --             499
                                                    ----------      ----------
Net cash (used in) provided by
  financing activities                                  (1,901)          6,156
                                                    ----------      ----------
Net increase in cash                                     5,350           2,335
Cash at beginning of period                             15,041           9,204
                                                    ----------      ----------
Cash at end of period                              $    20,391     $    11,539




            See notes to condensed consolidated financial statements.
                                     Page 5

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2002


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.  Reclassifications

Certain reclassifications have been made to the 2001 condensed consolidated financial results in order to conform to the 2002 presentation. These reclassifications were the result of the Company implementing new financial software and were deemed immaterial by management.


                                     Page6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Unless otherwise indicated, "we," "us," "our" and similar terms, as well as references to the "Company" or "O'Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of our company. To aid in that understanding, management has identified our "critical accounting policies." These policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgments and/or estimates of management in their application due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature. A summary of these critical accounting policies can be found in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2001 Annual Report on Form 10-K. In particular, the accounting for, and analysis with respect to, areas such as costs of goods sold, operating, selling, general and administrative expenses and credit operations are discussed.

Results of Operations

Product sales for the first quarter of 2002 increased by $56.4 million, or 23.6%, over product sales for the first quarter of 2001. This increase was due to the opening of 24 net, new stores during the first quarter of 2002, in addition to a 3.6% increase in comparable store product sales. At March 31, 2002, we operated 899 stores compared to 702 stores at March 31, 2001.

Gross profit increased 23.0% from $102.4 million (or 42.9% of product sales) in the first quarter of 2001 to $126.0 million (or 42.7% of product sales) in the first quarter of 2002. The increase in gross profit dollars was a result of the addition of 24 net, new stores and increased sales levels at existing stores.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $16.7 million from $80.7 million (or 33.8% of product sales) in the first quarter of 2001 to $97.4 million (or 33.0% of product sales) in the first quarter of 2002. The dollar increase in OSG&A expenses resulted from the addition of team members and resources in order to support the increased level of our operations, the continuing conversion of the 82 net, newly acquired stores from Mid-State Automotive Distributors, Inc. ("Mid-State") during the fourth quarter of 2001, increased worker's compensation expense and increased rent expense.

Other expense increased by $29,000 in the first quarter of 2002 compared to the first quarter of 2001. The overall increase in other expense is due to increased interest expense.

Our estimated provision for income taxes increased to $10.1 million for the first three months of 2002 as a result of our increased taxable income. Our effective tax rate of 37.8% was generally consistent with the effective tax for the quarter ended March 31, 2001, of 38%.

Principally, as a result of the foregoing, net income increased from $12.3 million or 5.1% of product sales in the first quarter of 2001 to $16.6 million or 5.6% of product sales in the first quarter of 2002.

Liquidity and Capital Resources

Net cash provided by operating activities increased from $8.6 million for the first three months in 2001 to $28.0 million for the first three months of 2002. This increase was principally the result of increased net income and an increase in accounts payable, partially offset by increases in accounts receivable and inventory. The change in accounts payable was primarily attributable to the timing of payments. The increase in inventory and accounts receivable is primarily due to our continuing store growth.

Net cash used in investing activities has increased from $12.4 million during the first three months in 2001 to $20.7 million for the comparable period in 2002, primarily due to the conversion of the 82 net, new stores acquired from Mid-State resulting in increased purchases of property and equipment.

Net cash used in financing activities was $1.9 million in the first three months of 2002 compared to net cash provided by financing activities of $6.2 million in the first three months of 2001. The increase in cash used in the first three months of 2002 compared to cash provided in the first three months of 2001 was primarily due to an overall reduction in the Company's indebtedness and as a result of the Company leasing a larger percentage of its new stores in 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

We maintain an unsecured, five-year syndicated credit facility, currently comprised of a revolving credit facility of $125 million and a term loan of $15 million. The credit facility is guaranteed by all of our subsidiaries. At March 31, 2002, $64.0 million of the revolving credit facility and $11.3 million of the term loan was outstanding. Accordingly, we have aggregate availability of $61.0 million under the credit facility for additional borrowings. The credit facility, which bears interest at LIBOR plus 0.50% (2.41% at March 31, 2002), expires in January 2003.

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

On May 16, 2001, we completed a $100 million private placement of two series of unsecured senior notes ("Senior Notes"). The Series 2001-A Senior Notes were issued for $75 million, are due May 16, 2006, and bear interest at 7.72% per year. The Series 2001-B Senior Notes were issued for $25 million, are due May 16, 2008, and bears interest at 7.92% per year. The private placement agreement allows for a total of $200 million of Senior Notes issuable in series. Proceeds from the transaction were used to reduce outstanding borrowings under our revolving credit facility.

In August 2001, we completed a sale-leaseback with O'Reilly-Wooten 2000 LLC (an entity owned by certain shareholders of the Company). The transaction closed on September 1, 2001, with a purchase price of approximately $5.6 million for nine O'Reilly Auto Parts stores and did not result in a material gain or loss. The lease, which has been accounted for as an operating lease, calls for an initial term of 15 years with three five-year renewal options.

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

For the first three months of 2002, 24 net, new stores were opened. The Company plans to open 76 additional stores during the remainder of 2002. The funds required for such planned expansions are expected to be provided by operating activities and the existing and available bank credit facilities.

We believe that our existing cash, short-term investments, cash expected to be provided by operating activities, available bank credit facilities and trade credit will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future.

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

Forward-Looking Statements

Certain statements contained in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" section of this report are forward-looking statements, as such term is defined under the Private Securities Litigation Reform Act of 1995. These statements discuss, among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described in these forward-looking statements. Please refer to the Risk Factors sections of the Company's Form 10-K for the year ended December 31, 2001, for more details and the risk factors set forth as exhibit 99.1 of this report.

                                     Page9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On March 22, 2002, the Company entered into a receive-fixed, pay-float interest rate swap agreement ("Reverse Swap") to effectively convert a portion of its fixed rate long-term debt to a floating rate basis, thereby taking advantage of historically low floating interest rates. Pursuant to this Reverse Swap agreement, the Company agreed to exchange, at specified intervals, the difference between the fixed and the floating interest amounts calculated on the notional amount of the Reverse Swap agreement, which totaled $37.5 million, at March 31, 2002. The Company's floating interest rate under the Reverse Swap agreement was 1.95% and the counterparty's fixed interest rate was 5.07% at March 31, 2002. The Company has determined that the Reverse Swap is a perfectly matched derivative under the guidelines of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) Our Annual Meeting of the Shareholders was held on May 7, 2002. Of the 52,857,496 shares entitled to vote at such meeting, 47,618,630 shares were present at the meeting in person or by proxy.

(b) The three individuals listed below were elected as Class III Directors, and with respect to each such Director, the number of shares voted for and withheld were as follows:

                                                      Number of Shares Voted
         Name of Nominee                            For                Withheld
        -----------------                          -----------       ----------
        David E. O'Reilly                          39,069,089         8,549,541

        Jay D. Burchfield                          46,035,839         1,582,791
        Paul R. Lederer                            46,040,026         1,578,604

The individuals listed below are Directors whose term of office continued after the meeting:

Charles H. O'Reilly, Sr.
Charles H. O'Reilly, Jr.
Rosalie O'Reilly-Wooten
Lawrence P. O'Reilly
Joe C. Greene

Item 5. Other Information

There is no other information to report as of March 31, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits: See Exhibit Index on page 11 hereof.

(b) No reports on Form 8-K were filed by us during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          O'REILLY AUTOMOTIVE, INC.

May 14, 2002                              /s/  David E. O'Reilly
-----------------------------             --------------------------------------
Date                                      David E. O'Reilly, Co-Chairman of the
                                           Board and Chief Executive Officer


May 14, 2002                              /s/  James R. Batten
-----------------------------             --------------------------------------
Date                                      James R. Batten, Vice-President of
                                           Finance and Chief Financial Officer

                                  EXHIBIT INDEX


       Number                   Description                              Page
       ------                   -----------                              ----
         99.1      Certain Risk Factors, filed herewith.                   13

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

Dependence Upon Key and Other Personnel

The success of our company has been largely dependent on the efforts of certain key personnel, including David E. O'Reilly, Lawrence P. O'Reilly, Charles H. O'Reilly, Jr., Rosalie O'Reilly Wooten, Ted F. Wise, and Greg Henslee. Two of our key personnel, Charles H. O'Reilly, Jr. and Rosalie O'Reilly-Wooten have retired from their operational duties, but both will continue to serve on the Board of Directors. The loss of the services of one or more of these individuals could have a material adverse effect on the business and results of operations. Additionally, in order to successfully implement and manage our growth strategy, we will be dependent upon our ability to continue to attract and retain qualified personnel. There can be no assurance that we will be able to continue to attract such personnel.

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