Form 10-Q
period 2002-06-30
O REILLY AUTOMOTIVE INC
filed 2002-08-12
CIK 898173

- 10 -
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

         Yes  X       No

Common stock, $0.01 par value - 53,139,484 shares outstanding as of June 30, 2002.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           Quarter Ended June 30, 2002

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                           Page
                                                                        ------
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

PART I   Financial Information
------------------------------
ITEM 1.  Financial Statements
-----------------------------

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               June 30,             December 31,
                                                2002                   2001
                                            ------------            ------------
                                            (Unaudited)                (Note)
                                                        (In thousands)
 Assets
 Current assets:
     Cash                                   $     27,352            $     15,041
     Short-term investments                          500                     500
     Accounts receivable, net                     52,777                  41,486
     Amounts receivable from vendors              42,990                  38,440
     Inventory                                   479,546                 447,793
     Refundable income taxes                           7                     168
     Deferred income taxes                         1,303                   3,908
     Other current assets                          3,745                   3,327
                                            ------------            ------------
        Total current assets                     608,220                 550,663

 Property and equipment, at cost                 436,569                 392,365
 Accumulated depreciation
           and amortization                      119,692                 103,361
                                            ------------            ------------
        Net property and equipment               316,877                 289,004


 Notes receivable                                  2,065                   2,557
 Other assets                                     17,283                  14,635
                                            ------------            ------------
 Total assets                               $    944,445            $    856,859
                                            ============            ============

 Liabilities and shareholders' equity
 Current liabilities:
     Note payable to bank                   $         --            $      5,000
     Income taxes payable                         11,470                      --
     Accounts payable                             84,305                  61,875
     Accrued payroll                              13,430                  12,866
     Accrued benefits & withholdings              19,567                  14,038
     Other current liabilities                    22,730                  15,514
     Current portion of long-tem debt              4,515                  11,843
                                            ------------            ------------
         Total current liabilities               156,017                 121,136

 Long-term debt, less current portion            170,560                 165,618
 Deferred income taxes                             9,789                   9,141
 Other liabilities                                 5,293                   4,673

 Shareholders' equity:
     Common stock, $0.01 par value:
      Authorized shares-90,000,000
      Issued and outstanding shares-
       53,139,484 shares at June 30, 2002,
       and 52,850,713 at December 31, 2001           531                     528
     Additional paid-in capital                  264,098                 256,795
     Retained earnings                           338,157                 298,968
                                            ------------            ------------
 Total shareholders' equity                      602,786                 556,291
                                            ------------            ------------
 Total liabilities and
          shareholders' equity              $    944,445            $    856,859
                                            ============            ============

NOTE: The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three Months Ended          Six Months Ended
                                                         June 30,                  June 30,
                                                -----------------------     -----------------------
                                                    2002        2001          2002           2001
                                                  -------      -------       ------         ------
                                                        (In thousands, except per share data)
Product sales                                   $  343,181   $  280,676     $  638,670   $  519,739
Cost of goods sold, including warehouse
      and distribution expenses                    198,995      162,887        368,456      299,524
                                                ----------   ----------     ----------   ----------

Gross profit                                       144,186      117,789        270,214      220,215
Operating, selling, general and
      administrative expenses                      106,417       87,031        203,807      167,725
                                                ----------   ----------     ----------   ----------

Operating income                                    37,769       30,758         66,407       52,490
Other expense, net                                  (1,527)      (1,756)        (3,398)      (3,598)
                                                ----------   ----------     ----------   ----------

Income before income taxes                          36,242       29,002         63,009       48,892

Provision for income taxes                          13,695       11,015         23,820       18,588
                                                ----------   ----------     ----------   ----------

Net income                                      $   22,547   $   17,987     $  39,189    $   30,304
                                                ==========   ==========     =========    ==========

Net income per common share                     $     0.42   $     0.35     $    0.74    $     0.59
                                                ==========   ==========     =========    ==========
Weighted-average common
      shares outstanding                            53,058       51,823        52,971        51,708
                                                ==========   ==========     =========    ==========


Net income per common share
      - assuming dilution                       $     0.42   $     0.34     $    0.73    $     0.58
                                                ==========   ==========     =========    ==========
Adjusted weighted-average common shares
      outstanding - assuming dilution               53,698       52,427        53,653        52,237
                                                ==========   ==========     =========    ==========


NOTE: The income statement at June 30, 2001, has been derived from the quarterly results section of the Form 10-K for the year ended December 31, 2001, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended
                                                       June 30,                  June 30,
                                                         2002                      2001
                                                     ------------              ------------
                                                                  (In thousands)
Net cash provided by operating activities            $     60,820              $     41,726

Investing activities:
     Purchases of property and equipment                  (45,343)                  (28,552)
     Proceeds from sale of property and equipment           1,294                       901
     Payments received on notes receivable                    351                       320
     Investments in other assets                             (118)                   (1,180)
                                                     ------------              ------------

Net cash used in investing activities                     (43,816)                  (28,511)

Financing activities:
     Payments on notes payable to banks                    (5,000)                  (35,000)
     Proceeds from issuance of long-term debt              76,125                   191,542
     Payments on long-term debt                           (79,323)                 (169,465)
     Proceeds from issuance of common stock                 3,505                     7,305
                                                     ------------              ------------

Net cash used in financing activities                      (4,693)                   (5,618)
                                                     ------------              ------------
Net increase in cash                                       12,311                     7,597
Cash at beginning of period                                15,041                     9,204
                                                     ------------              ------------
Cash at end of period                                $     27,352              $     16,801
                                                     ============              ============


            See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2002


1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Results of Operations

Product sales for the second quarter of 2002 increased by $62.5 million, or 22.3%, over product sales for the second quarter of 2001. Product sales for the first six months of 2002 increased by $118.9 million, or 22.9% over product sales for the first six months of 2001. These increases were primarily due to the opening of 30 net, new stores during the second quarter of 2002 and 54 net, new stores during the first six months of 2002, in addition to a 2.9% and 3.2% increase in comparable store product sales for the second quarter and first six months of 2002, respectively. At June 30, 2002, we operated 929 stores compared to 732 stores at June 30, 2001.

Gross profit increased 22.4% from $117.8 million (or 42.0% of product sales) in the second quarter of 2001 to $144.2 million (or 42.0% of product sales) in the second quarter of 2002. Gross profit for the first six months increased 22.7% from $220.2 million (or 42.4% of product sales) in 2001 to $270.2 million (or 42.3% of product sales) in 2002. The increase in gross profit dollars was primarily a result of the increase in the number of stores open during the second quarter and first six months of 2002 compared to the same period of 2001, and increased sales levels at existing stores.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $19.4 million from $87.0 million (or 31.0% of product sales) in the second quarter of 2001 to $106.4 million (or 31.0% of product sales) in the second quarter of 2002. OSG&A expenses increased $36.1 million from $167.7 million (or 32.3% of product sales) in the first six months of 2001 to $203.8 million (or 31.9% of product sales) in the first six months of 2002. The dollar increase in OSG&A expenses resulted from the addition of team members and resources in order to support the increased level of our operations and the continuing conversion of the 82 net and newly acquired stores from Mid-State Automotive Distributors, Inc. ("Mid-State") during the fourth quarter of 2001.

Other expense decreased by $229,000 in the second quarter of 2002 compared to the second quarter of 2001 and decreased by $200,000 for the first six months of 2002 compared to the first six months of 2001. The overall decrease in other expense in the second quarter of 2002 compared to 2001, is primarily due to a reduction in interest expense.

Our estimated provision for income taxes increased $2.7 million and $5.2 million for the second quarter and first six months of 2002 compared to 2001, as a result of our increased taxable income. Our effective tax rate was 37.8% of income before income taxes for the second quarter of 2002 and the first six months of 2002, compared with 38.0% for the same periods of 2001.

Principally, as a result of the foregoing, net income increased from $18.0 million or 6.4% of product sales in the second quarter of 2001 to $22.5 million or 6.6% of product sales in the second quarter of 2002. Net income increased from $30.3 million or 5.8% of product sales in the first six months of 2001 to $39.2 million or 6.1% of product sales in the first six months of 2002.

Liquidity and Capital Resources

Net cash provided by operating activities increased from $41.7 million for the first six months in 2001 to $60.8 million for the first six months of 2002. This increase was principally the result of increased net income and an increase in accounts payable, partially offset by increases in accounts receivable and inventory. The increase in accounts payable was primarily attributable to the timing of payments. The increase in inventory and accounts receivable is primarily due to our continuing store growth.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

Net cash used in investing activities increased from $28.5 million during the first six months in 2001 to $43.8 million for the comparable period in 2002, primarily due to the increased purchases of property and equipment resulting from new store growth.

Net cash used in financing activities was $4.7 million in the first six months of 2002, compared to $5.6 million in the first six months of 2001.

We maintain an unsecured, five-year syndicated credit facility, currently comprised of a revolving credit facility of $125 million and a term loan of $15 million. The credit facility is guaranteed by all of our subsidiaries. At June 30, 2002, $66.0 million of the revolving credit facility and $7.5 million of the term loan was outstanding. Accordingly, we have aggregate availability of $59.0 million under the credit facility for additional borrowings. The credit facility, which bears interest at LIBOR plus 0.50% (2.34% at June 30, 2002), expires in January 2003. On July 29, 2002, we completed an unsecured, three-year syndicated credit facility in the amount of $150 million lead by Wells Fargo Bank as the Administrative Agent replacing the five-year syndicated credit facility. The new credit facility is guaranteed by all of our subsidiaries and may be increased to a total of $200 million at any time prior to January 29, 2004, subject to availability of such additional credit from either existing banks within the facility or other banks. The new credit facility currently bears interest at LIBOR plus 1% and expires in July 2005. The credit agreement is filed herewith as Exhibit 10.28.

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

For the first six months of 2002, 54 net, new stores were opened. The Company plans to open 46 additional stores during the remainder of 2002. The funds required for such planned expansions are expected to be provided by operating activities and the existing and available bank credit facilities.

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

Forward-Looking Statements

Certain statements contained in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" section of this report are forward-looking statements, as such term is defined under the Private Securities Litigation Reform Act of 1995. These statements discuss, among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described in these forward-looking statements. Please refer to the Risk Factors sections of the company's Form 10-K for the year ended December 31, 2001, for more details and the risk factors set forth as exhibit 99.1 of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On March 22, 2002, the Company entered into a receive-fixed, pay-float interest rate swap agreement ("Reverse Swap") to effectively convert a portion of its fixed rate long-term debt to a floating rate basis, thereby taking advantage of historically low floating interest rates. Pursuant to this Reverse Swap agreement, the Company agreed to exchange, at specified intervals, the difference between the fixed and the floating interest amounts calculated on the notional amount of the Reverse Swap agreement, which totaled $37.5 million. The Company's floating interest rate under the Reverse Swap agreement was 2.06% and the counterparty's fixed interest rate was 5.07% at June 14, 2002. The Company has determined that the Reverse Swap is a perfectly matched derivative under the guidelines of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." On June 14, 2002, the Company terminated the Reverse Swap and received a settlement payment in the amount of $1 million dollars. The settlement payment is being amortized against interest expense through May 15, 2006, which is the expiration of the underlying (matched) debt.


PART II - OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds

On May 7, 2002, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Company Common Stock to stockholders of record at the close of business on May 31, 2002. Each Right entitles the registered holder to purchase from the Company a Unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share at a Purchase Price of $160 per Unit, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and UMB Bank, N.A., as Rights Agent, filed as
Exhibit  4.2 to the  Company's  Form 8-K dated May 31,  2002,  and filed June 3,
2002.

Item 5. Other Information

On July 29, 2002, we completed an unsecured, three-year syndicated credit facility in the amount of $150 million lead by Wells Fargo Bank as the Administrative Agent replacing the above mentioned revolving credit facility. The credit facility is guaranteed by all of our subsidiaries. The facility may be increased to a total of $200 million at any time prior to January 29, 2004, subject to availability of such additional credit from either existing banks within the facility or new banks. The credit facility currently bears interest at LIBOR plus 1% and expires in July 2005. The credit agreement is filed herewith as Exhibit 10.28.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This new standard supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of," and sections of Accounting Principles Board Opinion 30, providing one accounting model with which to review for asset impairment.

SFAS 144 retains much of the recognition and measurement provision of SFAS 121, but removes goodwill from its scope. It also alters the criteria of classifying long-lived assets to be disposed of by sale and changes the method for accounting for the disposal of long-lived assets if other than through sale. Finally, while this statement retains the basic presentation provisions for the disposal of a segment of a business or discontinued operation, it broadens the definition of a discontinued operation to include a component of an entity.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits: See Exhibit Index on page 12 hereof.

(b) A Current Report on Form 8-K dated May 28, 2002, attaching a press release that announced the Company's Board of Directors was adopting a Stockholder Rights Plan in which rights would be distributed as a dividend at the rate of one Right for each share of common stock, par value $.01 per share, of the Company held by stockholders of record as of the close of business on May 31, 2002.

(c) A Current Report on Form 8-K dated May 31, 2002, attaching as exhibit 4.2 thereto, the Rights Agreement, dated as of May 7, 2002, between O'Reilly Automotive, Inc. and UMB Bank, N.A., as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B and the Summary of Rights as Exhibit C.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     O'REILLY AUTOMOTIVE, INC.

August 12, 2002                      /s/  David E. O'Reilly
---------------                      -------------------------------------------
Date                                 David E. O'Reilly, Co-Chairman of the
                                     Board and Chief Executive Officer



August 12, 2002                      /s/  James R. Batten
---------------                      -------------------------------------------
Date                                 James R. Batten, Vice-President of
                                     Finance and Chief Financial Officer

                                  EXHIBIT INDEX

Number                      Description                                   Page
------                      -----------                                   ----
 99.1        Certain Risk Factors, filed herewith.                          13
 99.2        Certificate of the Chief Executive Officer
             pursuant to 18 U.S.C. Section 1350,as
             adopted pursuant to section 906 of the
             Sarbanes-Oxley Act of 2002, filed herewith.                    14
 99.3        Certificate of the Chief Executive Officer
             pursuant to 18 U.S.C. Section 1350,as
             adopted pursuant to section 906 of the
             Sarbanes-Oxley Act of 2002, filed herewith.                    15
 10.28       Credit Aggreement, filed herewith.                             16

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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 99.2 - CEO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
E. O'Reilly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ David E. O'Reilly
----------------------------------------------
David E. O'Reilly
Chief Executive Officer

August 12, 2002


This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 99.3 - CFO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
R. Batten, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ James R. Batten
-----------------------------------
James R. Batten
Chief Financial Officer

August 12, 2002



This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 10.28 - Credit Agreement


================================================================================


                                CREDIT AGREEMENT

                            Dated as of July 29, 2002

                                  by and among

                     O'Reilly Automotive, Inc., as Borrower

                             The Banks Party Hereto

                     Wells Fargo Bank, National Association
                             as Administrative Agent

                         U.S. Bank National Association
                              as Syndication Agent

                        LaSalle Bank National Association
                             as Documentation Agent

                                       and

                     Wells Fargo Bank, National Association,
                              as Sole Lead Arranger



================================================================================

                             Table of Contents                              Page


ARTICLE I        DEFINITIONS...................................................1

 Section 1.01    Definitions...................................................1
 Section 1.02    Accounting Terms and Determinations..........................13
 Section 1.03    Types of Borrowings..........................................13

ARTICLE II       THE CREDITS..................................................13

 Section 2.01    Revolving Credit Commitments.................................13
 Section 2.02    Swing Line Commitment........................................13
 Section 2.03    Notice of Borrowings.........................................15
 Section 2.04    Notice to Banks; Funding of Loans............................16
 Section 2.05    Notes........................................................17
 Section 2.06    Maturity of Loans............................................17
 Section 2.07    Interest Rates...............................................17
 Section 2.08    Loan Fees....................................................18
 Section 2.09    Optional Termination or Reduction of, or Increase in,
                        the Revolving Credit Commitments......................18
 Section 2.10    Mandatory Termination of Commitments.........................19
 Section 2.11    Prepayments..................................................20
 Section 2.12    General Provisions as to Payments............................20
 Section 2.13    Funding Losses...............................................20
 Section 2.14    Computation of Interest and Fees.............................21
 Section 2.15    Withholding Tax Exemption....................................21
 Section 2.16    Letters of Credit............................................21
 Section 2.16.1  Issuance of Letters of Credit................................21
 Section 2.16.2  Participating Interests......................................22
 Section 2.16.3  Letter of Credit Reimbursement Obligations...................22
 Section 2.16.4  Procedure for Issuance.......................................23
 Section 2.16.5  Nature of the Banks' Obligations.............................24
 Section 2.16.6  Letter of Credit Fees........................................24
 Section 2.16.7  Conflict with Reimbursement Agreement........................24

ARTICLE III      CONDITIONS...................................................24

 Section 3.01    Effectiveness................................................24
 Section 3.02    Revolving Credit Loan........................................25
 Section 3.03    Swing Line Loans.............................................26
 Section 3.04    Letters of Credit............................................26

ARTICLE IV       REPRESENTATIONS AND WARRANTIES...............................26

 Section 4.01    Corporate Existence and Power................................26
 Section 4.02    Corporate and Governmental Authorization;
                     No Contravention.........................................27



                             Table of Contents                              Page

 Section 4.03    Binding Effect...............................................27
 Section 4.04    Financial Information........................................27
 Section 4.05    Litigation...................................................27
 Section 4.06    Compliance with ERISA........................................27
 Section 4.07    Environmental Matters........................................28
 Section 4.08    Taxes........................................................28
 Section 4.09    Subsidiaries.................................................28
 Section 4.10    Full Disclosure..............................................28
 Section 4.11    Compliance With Laws.........................................28
 Section 4.12    Title to Property............................................29
 Section 4.13    Regulation U.................................................29
 Section 4.14    Investment Company Act of 1940; Public Utility
                     Holding Company Act of 1935..............................29
 Section 4.15    No Default...................................................29

ARTICLE V        COVENANTS....................................................29

 Section 5.01    Information..................................................29
 Section 5.02    Maintenance of Property; Insurance...........................30
 Section 5.03    Conduct of Business and Maintenance of Existence.............31
 Section 5.04    Compliance with Laws.........................................31
 Section 5.05    Maximum Consolidated Leverage Ratio..........................31
 Section 5.06    Minimum Consolidated Fixed Charge Coverage Ratio.............31
 Section 5.07    Minimum Consolidated Tangible Net Worth......................31
 Section 5.08    Maximum Consolidated Synthetic Lease Obligations.............31
 Section 5.09    Limitation on Debt...........................................31
 Section 5.10    Negative Pledge..............................................32
 Section 5.11    Consolidations, Mergers and Sales of Assets..................32
 Section 5.12    Transactions with Affiliates.................................33
 Section 5.13    Use of Proceeds..............................................33
 Section 5.14    Limitation on Certain Covenants  and Restrictions............33
 Section 5.15    Acquisitions.................................................33
 Section 5.16    Subsidiaries.................................................33

ARTICLE VI       DEFAULTS.....................................................33

 Section 6.01    Events of Default............................................33
 Section 6.02    Notice of Default............................................35

ARTICLE VII      THE ADMINISTRATIVE AGENT AND LETTER OF CREDIT ISSUER.........35

 Section 7.01    Appointment..................................................35
 Section 7.02    Nature of Duties.............................................35
 Section 7.03    Exculpation Rights, Etc......................................35
 Section 7.04    Reliance.....................................................36


                             Table of Contents                              Page

 Section 7.05    Indemnification..............................................36
 Section 7.06    Administrative Agent In Its Individual Capacity..............36
 Section 7.07    Notice of Default............................................36
 Section 7.08    Holders of Obligations.......................................36
 Section 7.09    Resignation by the Administrative Agent......................37
 Section 7.10    Application of Article VII to Swing Line Lender
                     and Letter of Credit Issuer..............................37
 Section 7.11    Other Agents.................................................37

ARTICLE VIII     CHANGE IN CIRCUMSTANCES......................................37

 Section 8.01    Basis for Determining Interest Rate Inadequate or Unfair.....37
 Section 8.02    Illegality...................................................38
 Section 8.03    Increased Cost and Reduced Return............................38
 Section 8.04    Base Rate Loans Substituted for Affected LIBOR Loans.........39

ARTICLE IX       MISCELLANEOUS................................................39

 Section 9.01    Notices......................................................39
 Section 9.02    No Waivers...................................................39
 Section 9.03    Expenses; Documentary Taxes; Indemnification.................40
 Section 9.04    Sharing of Set-Offs..........................................40
 Section 9.05    Amendments and Waivers.......................................40
 Section 9.06    Successors and Assigns.......................................41
 Section 9.07    Collateral...................................................43
 Section 9.08    Governing Law................................................43
 Section 9.09    Counterparts.................................................43
 Section 9.10    NO ORAL AGREEMENTS; ENTIRE AGREEMENT.........................43
 Section 9.11    Confidentiality..............................................43
 Section 9.12    Consent to Jurisdiction; Waiver of Jury Trial................43
 Section 9.13    Independence of Covenants....................................44

                                     -iii-

                                Table of Contents
Schedule 1.01 - Commitments
Schedule 4.05 - Ltigation
Schedule 4.06 - ERISA
Schedule 4.09 - Subsidiaries
Schedule 5.09 - Existing Debt
Schedule 5.10 - Existing Liens
Schedule 9.01 - Notice Information


Exhibit A - Notice of Revolving Credit Borrowing
Exhibit B - Notice of Swing Line Borrowing
Exhibit C - Revolving Credit Note
Exhibit D - Swing Line Note
Exhibit E - Opinion of Borrower's Counsel
Exhibit F - Assignment and Assumption Agreement
Exhibit G - Compliance Certificate

                                CREDIT AGREEMENT

     THIS CREDIT AGREEMENT, dated as of July 29, 2002, is by and among O'REILLY AUTOMOTIVE, INC., a Missouri corporation ("Borrower"), the Banks from time to time party hereto, WELLS FARGO BANK, NATIONAL ASSOCIATION, as Administrative Agent and as Sole Lead Arranger for the Banks, U.S. BANK NATIONAL ASSOCIATION, as Syndication Agent for the Banks and LASALLE BANK NATIONAL ASSOCIATION, as Documentation Agent for the Banks.

                              W I T N E S S E T H:

     WHEREAS, the Borrower has requested that the Banks provide a revolving credit facility to the Borrower consisting of revolving credit loans and letters of credit in the aggregate amount of up to $150,000,000 at any one time outstanding (including a swing line subfacility thereunder from the Swing Line Lender in the principal amount of up to $20,000,000);

     WHEREAS, the proceeds of the revolving credit facility will be used by the Borrower to refinance certain existing indebtedness of the Borrower, to finance Permitted Acquisitions and for ongoing working capital and general corporate purposes, including, without limitation, to pay fees, costs and expenses incurred in connection with the transactions contemplated hereby; and

     WHEREAS, the Banks are willing to extend commitments to make Revolving Credit Loans to the Borrower hereunder, the Swing Line Lender is willing to extend a commitment to make Swing Line Loans to the Borrower hereunder and the Letter of Credit Issuer is willing to extend a commitment to issue Letters of Credit for the account of the Borrower hereunder, in each case, for the respective purposes provided herein and only on the terms and subject to the conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the premises and of the mutual covenants herein contained, the parties hereto hereby agree as follows:

                                    ARTICLE I
                                   DEFINITIONS

     Section  1.01......Definitions.  The following terms, as used herein,  have the following meanings:

     "Acquisition" means any transaction or series of related transactions, consummated on or after the date of this Agreement, by which the Borrower or any Subsidiary directly or indirectly (a) acquires all or substantially all of the assets comprising one or more business units of any other Person, whether through purchase of assets, merger or otherwise or (b) acquires (in one transaction or as the most recent transaction in a series of transactions) at least (i) a majority (in number of votes) of the stock and/or other securities of a corporation having ordinary voting power for the election of directors
(other than stock and/or other securities having such power only by reason of the happening of a contingency), (ii) a majority (by percentage of voting power) of the outstanding partnership interests of a partnership, (iii) a majority (by percentage of voting power) of the outstanding membership interests of a limited liability company or (iv) a majority of the ownership interests in any organization or entity other than a corporation, partnership or limited liability company.

     "Adjusted Base Rate" means the Base Rate plus the Applicable Base Rate Margin. The Adjusted Base Rate shall be adjusted automatically on and as of the effective date of any change in the Base Rate and/or the Applicable Base Rate Margin.

     "Administrative Agent" means Wells Fargo in its capacity as Administrative Agent for the Banks hereunder, and its successors in such capacity.

     "Administrative Agent-Related Persons" means the Administrative Agent (including any successor Administrative Agent), together with its Affiliates, and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

     "Administrative Questionnaire" means, with respect to each Bank, an administrative questionnaire in the form prepared by the Administrative Agent and submitted to the Administrative Agent duly completed by such Bank.

     "Affiliate" means, with respect to any Person, any other Person that directly, or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person. As used herein, the term "control" means possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ownership of voting securities, by contract or otherwise; provided that any Person which does not own, directly or indirectly, more than 10% of any class of voting securities (or other ownership interests) of such other Person shall not be deemed to "control" such Person.

     "Agent Fee Letter" means the letter agreement between the Borrower and the Administrative Agent, dated May 9, 2002, relating to certain agency and other fees, as amended, supplemented or otherwise modified from time to time.

     "Agreement" means this Credit Agreement, as amended, supplemented or otherwise modified from time to time.

     "Applicable Lending Office" means, with respect to any Bank, (i) in the case of its Base Rate Loans, its Base Rate Lending Office and (ii) in the case of its LIBOR Loans, its LIBOR Lending Office.

     "Applicable LIBOR Margin", "Applicable Base Rate Margin" and "Applicable Commitment Fee Rate" mean the per annum rate shown in the applicable column below based on the applicable Consolidated Leverage Ratio:



If the Consolidated           Applicable LIBOR   Applicable Base       Applicable Commitment
Leverage Ratio is, then          Margin is       Rate Margin is           Fee Rate is
-----------------------         ----------       ----------------         -----------
=> 2.0 to 1.0 (Pricing
   Level I)                      1.375%               0.250%                0.250%

=> 1.5 to 1.0 but
< 2.0 to 1.0 (Pricing
   Level II)                     1.125%               0.000%                0.200%

=> 1.0 to 1.0 but
< 1.50 to 1.0 (Pricing
   Level III)                    1.000%               0.000%                0.175%


< 1.0 to 1.0 (Pricing
   Level IV)                     0.875%               0.000%                0.150%


The determination of the Applicable LIBOR Margin, the Applicable Base Rate Margin and the Applicable Commitment Fee Rate as of any date shall be based on the Consolidated Leverage Ratio as of the last day of the most recently ended Fiscal Quarter for which financial statements of Borrower and its Subsidiaries (and the related Compliance Certificate) have been delivered to the Administrative Agent pursuant to Section 5.01 (which determination shall be made and be effective from and after the fifth (5th) Business Day after the Administrative Agent receives the applicable financial statements and Compliance Certificate from the Borrower); provided, however, that if the applicable financial statements and related Compliance Certificate for any Fiscal Quarter or Fiscal Year are not delivered to the Administrative Agent when due in accordance with Section 5.01, then Pricing Level I shall apply during the period commencing on the date such financial statements and Compliance Certificate were due and ending on the date five (5) Business Days after such financial statements and Compliance Certificate are delivered to the Administrative Agent. Notwithstanding the foregoing, Pricing Level III shall apply during the period commencing on the date of this Agreement and ending five (5) Business Days after the Administrative Agent receives the Borrower's financial statements for its Fiscal Quarter ended June 30, 2002.

     "Assignee" has the meaning set forth in Section 9.06(c).

     "Assignment  and  Assumption  Agreement"  has  the  meaning  set  forth  in
Section 9.06(c).

     "Bank" means each bank listed on the signature pages hereof,  each Assignee
which  becomes  a  Bank  pursuant  to  Section 9.06(c),   and  their  respective
successors and assigns.

     "Base Rate" means, for any day, a rate of interest per annum equal to the higher of (i) the Prime Rate for such day and (ii) the sum of the Federal Funds Effective Rate for such day plus 1/2% per annum.

     "Base Rate Lending Office" means, as to each Bank, its office located at its address set forth in its Administrative Questionnaire (or identified in its Administrative Questionnaire as its Base Rate Lending Office) or such other office as such Bank may hereafter designate as its Base Rate Lending Office by notice to the Borrower and the Administrative Agent.

     "Base Rate Loan" means each Revolving Credit Loan to be made by a Bank as a Base Rate Loan in accordance with the applicable Notice of Revolving Credit Borrowing or pursuant to Article VIII and each Loan continued as a, or converted into, a Base Rate Loan pursuant to Section 2.03(c).

     "Benefit Arrangement" means at any time an employee benefit plan within the meaning of Section 3(3) of ERISA which is not a Plan or a Multiemployer Plan and which is maintained or otherwise contributed to by any member of the ERISA Group.

     "Borrower" means, O'Reilly Automotive, Inc., a Missouri corporation, and its successors.

     "Borrowing" has the meaning set forth in Section 1.03.

     "Business Day" means (i) with respect to any borrowing, payment or rate selection of LIBOR Loans, a day (other than a Saturday on Sunday) on which banks generally are open in Denver, Colorado and New York, New York for the conduct of substantially all of their commercial lending activities and on which dealings in United States dollars are carried on in the London interbank market and
(ii) for all other purposes, a day (other than a Saturday or Sunday) on which banks generally are open in Denver, Colorado and New York, New York for the conduct of substantially all of their commercial lending activities.

     "Capitalized Lease" means any lease of (or other indebtedness arrangements conveying the right to use) real and/or personal property, by a Person as lessee which in accordance with GAAP is required to be capitalized on the balance sheet of such Person.

     "Capitalized Lease Obligations" of any Person means, as of the date of any determination thereof, the amount at which the aggregate rental and other payment obligations due and to become due under all Capitalized Leases under which such Person is a lessee would be reflected as a liability on a balance sheet of such Person in accordance with GAAP.

     "Compliance Certificate" means a certificate in the form of Exhibit G attached hereto delivered in accordance with Section 5.01(c).

     "Consolidated Debt" means, as of the date of any determination thereof, all Debt of the Borrower and its Subsidiaries as of such date, determined on a consolidated basis and in accordance with GAAP.

     "Consolidated  EBITDA"  means,  for  the  period  in  question,  the sum of
(i) Consolidated Net Income during such period plus (ii) to the extent deducted in determining such Consolidated Net Income, the sum of (A) Consolidated Interest Expense during such period, plus (B) all provisions for any Federal, state, local and/or foreign income taxes made by the Borrower and its Subsidiaries during such period (whether paid or deferred), plus (C) all depreciation and amortization expenses of the Borrower and its Subsidiaries during such period, plus (D) any extraordinary losses during such period minus
(iii) to the extent added in determining such Consolidated Net Income, any extraordinary gains during such period, all determined on a consolidated basis and in accordance with GAAP; provided, however, that for the purposes of determining Consolidated EBITDA for any period during which an Acquisition permitted under this Agreement is consummated, Consolidated EBITDA shall be adjusted to give effect to the consummation of such Acquisition on a pro forma basis in accordance with GAAP, as if such Acquisition occurred on the first day of such period, such adjustments to be calculated in a manner reasonably satisfactory to the Administrative Agent.

     "Consolidated  EBITDAR"  means,  for the  period  in  question,  the sum of
(i) Consolidated EBITDA during such period plus (ii) to the extent deducted in determining such Consolidated EBITDA, Consolidated Rent Expense during such period, all determined on a consolidated basis and in accordance with GAAP.

     "Consolidated  Fixed  Charge  Coverage  Ratio"  means,  for the  period  in
question,   the  ratio  of  (i) Consolidated   EBITDAR  during  such  period  to
(ii) Consolidated Fixed Charges during such period, all determined on a consolidated basis and in accordance with GAAP.

     "Consolidated Fixed Charges" means, for the period in question,  the sum of
(i) Consolidated Interest Expense during such period plus (ii) Consolidated Rent Expense during such period, all determined on a consolidated basis and in accordance with GAAP.

     "Consolidated Interest Expense" means, for the period in question, without duplication, all gross interest expense of the Borrower and its Subsidiaries (including, without limitation, all commissions, discounts and/or related amortization and other fees and charges owed by the Borrower and its Subsidiaries with respect to letters of credit, the net costs associated with interest swap obligations of the Borrower and its Subsidiaries, capitalized interest expense, the interest portion of Capitalized Lease Obligations and the interest portion of any deferred payment obligation) during such period, all determined on a consolidated basis and in accordance with GAAP; provided, however, that for the purposes of determining Consolidated Interest Expense for any period during which an Acquisition permitted under this Agreement is consummated, Consolidated Interest Expense shall be adjusted to give effect to the consummation of such Acquisition on a pro forma basis in accordance with GAAP, as if such Acquisition occurred on the first day of such period, such adjustments to be calculated in a manner reasonably satisfactory to the Administrative Agent.

     "Consolidated Leverage Ratio" means, as of the last day of any Fiscal Quarter of the Borrower, the ratio of (i) Consolidated Debt as of such day to
(ii) Consolidated EBITDA for the four (4) consecutive Fiscal Quarter period of the Borrower ending on such day.

     "Consolidated Net Income" means, for the period in question, the after-tax net income (or loss) of Borrower and its Subsidiaries during such period, determined on a consolidated basis and in accordance with GAAP.

     "Consolidated Net Worth" means, as of the date of any determination thereof, the consolidated stockholders' equity of the Borrower and its Subsidiaries as of such date, determined on a consolidated basis and in accordance with GAAP.

     "Consolidated Rent Expense" shall mean, for the period in question, the aggregate amount of all Rent Expense of the Borrower and its Subsidiaries during such period, all determined on a consolidated basis and in accordance with GAAP; provided, however, that for the purposes of determining Consolidated Rent
Expense for any period during which an Acquisition permitted under this Agreement is consummated, Consolidated Rent Expense shall be adjusted to give effect to the consummation of such Acquisition on a pro forma basis in accordance with GAAP, as if such Acquisition occurred on the first day of such period, such adjustments to be calculated in a manner reasonably satisfactory to the Administrative Agent.

     "Consolidated Synthetic Lease Obligations" means, as of the date of any determination thereof, the consolidated Synthetic Lease Obligations of the Borrower and its Subsidiaries as of such date, determined on a consolidated basis and in accordance with GAAP .

     "Consolidated Tangible Net Worth" shall mean, as of the date of any determination thereof, the sum of (i) Consolidated Net Worth as of such date minus (ii) the book value of all Intangible Assets of the Borrower and its Subsidiaries as of such date, all determined on a consolidated basis and in accordance with GAAP.

     "Conversion/Continuation   Notice"   has   the   meaning   set   forth   in
Section 2.03(c).

     "Credit Availability Period" means the period from and including the Effective Date to but not including the Termination Date.

     "Debt" of any Person shall mean, as of the date of determination thereof, the sum of, without duplication, (i) all obligations of such Person for borrowed money, (ii) all obligations of such Person evidenced by bonds, debentures, notes or other similar instruments, (iii) all fixed or contingent reimbursement obligations of such Person with respect to letters of credit and/or surety bonds, (iv) all obligations of such Person to pay the deferred purchase price of property or services (other than unsecured trade accounts payable, deferred compensation items and like expense accruals arising in the ordinary course of business), (v) all Capitalized Lease Obligations of such Person, (vi) the aggregate amount of uncollected accounts receivable of such Person subject at such time to a sale of receivables (or similar transaction) regardless of whether such transaction is effected without recourse to such Person or in a manner that would not be reflected on the balance sheet of such Person in accordance with GAAP, (vii) all Debt of others secured by a Lien on any asset of such Person, whether or not such Debt is assumed or Guaranteed by such Person and (viii) all Debt of others Guaranteed by such Person; provided, however, that the term "Debt shall not include any obligation, contingent or otherwise, under the Synthetic Lease Obligations. The amount of any Debt secured by a Lien pursuant to clause (vii) above which has not been assumed or Guaranteed by such Person shall be deemed to be an amount equal to the lesser of (x) the aggregate outstanding amount of Debt secured by such Lien and (y) the greater of the aggregate book value and the aggregate fair market value of the assets subject to such Lien. The amount of any Debt Guaranteed by a Person pursuant to clause (viii) above shall be deemed to be an amount equal to the lesser of (x) the stated or determinable amount (inclusive of principal, interest, fees and other charges) of the primary obligation in respect of which such Guarantee is made, or (y) the maximum amount for which such guaranteeing Person may be liable pursuant to the terms of the instrument embodying such Guarantee, unless such primary obligation and the maximum amount for which such guaranteeing Person may be liable are not stated or determinable, in which case the amount of Debt subject to such Guarantee shall be such guaranteeing Person's maximum reasonably anticipated liability in respect thereof as mutually determined by Borrower's Board of Directors and the Administrative Agent.

     "Default" means any condition or event which constitutes an Event of Default or which with the giving of notice or lapse of time, or both, would, unless cured or waived, become an Event of Default.

     "Effective Date" means the date this Agreement becomes effective in accordance with Section 3.01.

     "Environmental Laws" means any and all federal, state, local and foreign statutes, laws, regulations, ordinances, rules or other governmental restrictions to which the Borrower or any Subsidiary is subject relating to the environment or to emissions, discharges or releases of pollutants, contaminants, petroleum or petroleum products, chemicals or toxic or hazardous substances or wastes into the environment including, without limitation, ambient air, surface water, ground water or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, petroleum or petroleum products, chemicals or toxic or hazardous substances or wastes or the clean-up or other remediation thereof and any and all judgments, orders, decrees, permits, grants, franchises, licenses or agreements relating to the foregoing to which the Borrower or any Subsidiary is a party or which is otherwise applicable to the Borrower or any Subsidiary.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, or any successor statute.

     "ERISA Group" means the Borrower and all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Borrower, are treated, on or after the Effective Date, as a single employer under Section 414 of the Internal Revenue Code.

     "Event of Default" has the meaning set forth in Section 6.01.

     "Existing Credit Agreement" means that certain Credit Agreement dated January 27, 1998 by and among Borrower, NationsBank, N.A., as Administrative Agent, Nationsbanc Montgomery Securities, LLC, as Syndication Agent and the Lenders named therein.

     "Federal Funds Effective Rate" means, for any day, an interest rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published for such day (or, if such day is not a Business Day, for the immediately preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations at approximately 9:00 a.m. (Central Standard Time) on such day on such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by the Administrative Agent in its sole discretion.

     "Financial Officer" means either the chief financial officer or the treasurer of the Borrower, acting individually, or either the financial reporting and budgeting manager or the director of finance of the Borrower, acting in concert with the chief financial officer or the treasurer.

     "Fiscal Quarter" means a fiscal quarter of the Borrower.

     "Fiscal Year" means a fiscal year of the Borrower.

     "GAAP" means, at any time, generally accepted accounting principles at such time in the United States.

     "Governmental Authority" means any nation or government, any state or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

     "Guarantee" by any Person means any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Debt of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Debt or other obligation (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise) or (ii) entered into for the purpose of assuring in any other manner the obligee of such Debt of the payment thereof or to protect such obligee against loss in respect thereof (in whole or in part); provided that the term "Guarantee" shall not include endorsements for collection or deposit in the ordinary course of business or any obligation under any indemnity and/or performance or completion bond, guarantee or similar instrument now or hereafter issued by Borrower and/or any Subsidiary in connection with the acquisition, lease, construction and/or improvement of any real estate which is, will be or is intended to be used by Borrower and/or any Subsidiary in the ordinary course of its or their respective businesses. The term "Guarantee" used as a verb has a corresponding meaning.

     "Guarantor Subsidiary" means each of Ozark Automotive Distributors, Inc., a Missouri corporation, Greene County Realty Co., a Missouri corporation, O'Reilly II Aviation Corporation, a Missouri corporation, Mid-State Automotive Distributors, Inc., a Tennessee corporation, Ozark Services, Inc., a Missouri corporation, Hi-Lo Automotive, Inc., a Delaware corporation, Hi-Lo Investment Company, a Delaware corporation, Hi-Lo Management Company, a Delaware corporation, Hi-Lo Auto Supply, L.P., a Texas limited partnership, Ozark Purchasing, LLC, a Missouri limited liability company, First Call Management Company, a Delaware corporation, and First Call Auto Supply, L.P., a Texas limited partnership, each of which is a Subsidiary of the Borrower, and any other Subsidiary which hereafter Guarantees the payment of the Obligations.

     "Guaranty" means that certain Continuing Guaranty dated as of the date hereof and executed by each Guarantor Subsidiary in favor of the Administrative Agent, the Banks, the Swing Line Lender and the Letter of Credit Issuer with respect to the Obligations, as the same may be amended, supplemented or otherwise modified from time to time.

     "Intangible Assets" means all patents, trademarks, service marks, copyrights, trade names, goodwill (including any amounts, however designated, representing the cost of acquisition of business and investments in excess of the book value thereof), unamortized debt discount and expense, unamortized deferred charges, deferred research and development costs, any write-up of asset value after the date of this Agreement, non-competition covenants and any other assets treated as intangible assets under GAAP.

     "Intercreditor Agreement" means that certain Intercreditor Agreement dated as of May 1, 2001, by and among Bank of America, N.A., as Administrative Agent and as a Bank, UMB Bank, n.a., Commerce Bank, N.A., Firstar Bank, N.A., Bank One, N.A., Union Planters Bank, N.A., Suntrust Bank, Bank of Montreal, Hibernia National Bank and LaSalle Bank National Association, as Banks, and The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, MONY Life Insurance Company, Connecticut General Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, Jefferson-Pilot LifeAmerica Insurance Company, Jefferson-Pilot Life Insurance Company, The Canada Life Assurance Company, Ameritas Life Insurance Company, Acacia National Life Insurance Company, Acacia Life Insurance Company and Security Financial Life Insurance Company, as Purchasers, as the same may from time to time be amended.

     "Interest Period" means, with respect to each LIBOR Loan, the period commencing on the date of such Borrowing and ending 14 days or 1, 2, 3 or 6 months thereafter, as the Borrower may elect in the applicable Notice of Revolving Credit Borrowing or Conversion/Continuation Notice, as the case may be; provided that:

     (i) any Interest Period which would otherwise end on a day which is not a Business Day shall be extended to the next succeeding Business Day unless such Business Day falls in another calendar month, in which case such Interest Period shall end on the next preceding Business Day;

     (ii) any Interest Period which begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to clause (iii) below, end on the last Business Day of a calendar month; and

     (iii) any Interest Period which would otherwise end after the Termination Date shall end on the Termination Date.

     "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended, or any successor statute.

     "Investment" shall mean any investment (including, without limitation, any loan or advance) by any Person in or to any other Person, whether payment therefor is made in cash or capital stock or other equity interests, and whether such investment is by acquisition of stock or other equity interests or indebtedness, or by loan, advance, transfer of property or assets out of the ordinary course of business, capital contribution, equity or profit sharing interest, extension of credit on terms other than those normal in the ordinary course of business or otherwise.

     "Issuance Request" shall have the meaning set forth in Section 2.16.4.

     "Letter  of  Credit"   means  a  Letter  of  Credit   issued   pursuant  to
Section 2.16.

     "Letter of Credit Expiry Date" means, with respect to any Letter of Credit, the date which is the earlier of (i) one (1) year after the date of issuance therefor or (ii) (8) Business Days prior to the Termination Date.

     "Letter of Credit Issuer" means Wells Fargo, as the issuer of the Letters of Credit.

     "Letter of Credit Issuer-Related Persons" means the Letter of Credit Issuer (including any successor Letter of Credit Issuer), together with its Affiliates, and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

     "Letter of Credit Obligations" means, as at the time of determination thereof, the sum of (i) the Reimbursement Obligations then outstanding plus
(ii) the aggregate undrawn face amount of the then outstanding Letters of Credit.

     "Letter  of Credit  Sublimit"  means the lesser of  (i) $20,000,000.00  and
(ii) the total Revolving Credit Commitments at such time.

     "LIBOR Base Rate" means, with respect to LIBOR Loans for the relevant Interest Period, the rate determined by the Administrative Agent to be the rate at which Wells Fargo offers to place deposits in U.S. dollars with first-class banks in the London interbank market at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, in the approximate amount of Wells Fargo's relevant LIBOR Loan and having a maturity equal to such Interest Period.

     "LIBOR Lending Office" means, as to each Bank, its office, branch or affiliate located at its address set forth in its Administrative Questionnaire (or identified in its Administrative Questionnaire as its LIBOR Lending Office) or such other office, branch or affiliate of such Bank as it may hereafter designate as its LIBOR Lending Office by notice to the Borrower and the Administrative Agent.

     "LIBOR Loan" means each Revolving Credit Loan to be made as a LIBOR Loan in accordance with the applicable Notice of Revolving Credit Borrowing.

     "LIBOR Rate" means, with respect to LIBOR Loans for the relevant Interest Period, the sum of (i) the quotient of (A) the LIBOR Base Rate applicable to such Interest Period, divided by (B) one minus the Reserve Requirement
(expressed as a decimal) applicable to such Interest Period, plus (ii) the Applicable LIBOR Margin. The LIBOR Rate shall be rounded to the next higher multiple of 1/16 of 1% if the rate is not such a multiple.

     "Lien" shall mean any interest in property securing an obligation owed to, or a claim by, a Person other than the owner of the property, whether such interest is based on common law, statute or contract, including, without limitation, any security interest, mortgage, deed of trust, pledge, hypothecation, judgment lien or other lien or encumbrance of any kind or nature whatsoever, any conditional sale or trust receipt, any lease, consignment or bailment for security purposes and any Capitalized Lease.

     "Loan" means a Revolving Credit Loan or a Swing Line Loan.

     "Loan Document" means this Agreement, each Note, each Reimbursement Agreement, the Guaranty, the Agent Fee Letter and the Upfront Fee Letter, in each case as the same may be amended, supplemented or otherwise modified from time to time.

     "Material Adverse Effect" means (a) a material adverse effect on the properties, assets, liabilities, business, operations, income or condition (financial or otherwise) of the Borrower and its Subsidiaries taken as a whole,
(b) material impairment of the ability of the Borrower to perform its obligations under the Loan Documents or of the ability of the Borrower and the Guarantor Subsidiaries, taken as whole, to perform their respective obligations under the Loan Documents or (c) material impairment of the enforceability of the rights of, or benefits available to, the Administrative Agent, any Bank, the Swing Line Lender and/or the Letter of Credit Issuer under this Agreement, any Note, the Guaranty or any other Loan Document.

     "Material Debt" means any Debt (other than the Obligations) of the Borrower and/or one or more of its Subsidiaries, arising in one or more related or unrelated transactions, in an aggregate principal amount exceeding $10,000,000.

     "Material Plan" means at any time a Plan or Plans having aggregate Unfunded Liabilities in excess of $10,000,000.

     "Material Synthetic Lease Obligation" means any Synthetic Lease Obligation of the Borrower and/or one or more of its Subsidiaries, arising in one or more related or unrelated transactions, in an aggregate amount exceeding $10,000,000.

     "Multiemployer Plan" means at any time an employee pension benefit plan within the meaning of Section 4001(a)(3) of ERISA to which any member of the ERISA Group is then making or accruing an obligation to make contributions or has within the preceding five (5) plan years made contributions, including for these purposes any Person which ceased to be a member of the ERISA Group during such five (5) year period.

     "Notes" means the Revolving Credit Notes and the Swing Line Note, and "Note" means any one of such promissory notes, in each case as the same may be amended, supplemented or otherwise modified from time to time.

     "Notice of Revolving Credit Borrowing" means a Notice of Revolving Credit Borrowing (as defined in Section 2.03(a)).

     "Notice of Swing Line Borrowing" means a Notice of Swing Line Borrowing (as defined in Section 2.03(b)).

     "Obligations" means all unpaid principal of and accrued and unpaid interest on the Loans, all Letter of Credit Obligations and all accrued and unpaid fees, expenses, reimbursements, indemnities and other obligations of the Borrower to any one or more of the Banks, the Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer and/or any indemnified party evidenced by or arising under or in respect of any of the Loan Documents.

     "Operating Lease" means any lease of real and/or personal property by a Person as lessee which is not a Capitalized Lease.

     "Parent" means, with respect to any Bank, any Person controlling such Bank.

     "Participant" has the meaning set forth in Section 9.06(b).

     "Payment Office" means the main office of the Administrative Agent located in Denver, Colorado.

     "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

     "Permitted Acquisition" shall mean any Acquisition by the Borrower or any wholly-owned Subsidiary of an ongoing business in the same line of business of the Borrower and its Subsidiaries on the date of this Agreement so long as (a)
except for Permitted Acquisitions with a total purchase price (as determined consistent with the provisions of clause (d) below) of less than $15,000,000 (to which this clause (a) shall not apply), the Borrower has given the Administrative Agent at least ten (10) Business Days prior written notice of such Acquisition (or such lesser notice as the Required Banks may agree to in writing) and has provided the Administrative Agent with such financial and other information concerning such Acquisition as the Administrative Agent or the
Required Banks may reasonably request (and the Administrative Agent hereby agrees to promptly forward such notices and such financial and other information to each of the Banks), (b) the assets or entity being acquired are located in the United States, (c) if such Acquisition involves a merger or consolidation of the Borrower or any Subsidiary and another entity, the Borrower or such Subsidiary, as the case may be, is the surviving entity, (d) the total purchase price (including fees and expenses) for such Acquisition (whether payable at closing or at any time or times after closing of the applicable Acquisition, and if payable after closing and not determinable prior to closing, as reasonably estimated by the Borrower, and in any event including the amount of any indebtedness assumed by the Borrower or any Subsidiary as a part of such
Acquisition) does not exceed the sum of $75,000,000, (e) the total purchase price (including fees and expenses) for all Acquisitions consummated by the Borrower and/or any Subsidiary during the one (1) year period preceding the date of consummation of the Acquisition in question (including the Acquisition in question) (whether payable at closing or at any time or times after closing of the applicable Acquisition, and if payable after closing and not determinable prior to closing, as reasonably estimated by the Borrower, and in any event including the amount of any indebtedness assumed by Borrower or any Subsidiary as a part of the applicable Acquisition) does not exceed the sum of $100,000,000, (f) both immediately before and immediately after giving effect to such Acquisition, the Borrower is in compliance with all of the terms, provisions, covenants and conditions contained in this Agreement and the other Loan Documents, (g) if such Acquisition had been consummated on the last day of the Fiscal Quarter immediately preceding the actual date of such Acquisition (the "Assumed Acquisition Date"), on a pro forma basis the Borrower would have been in compliance with all of the terms, provisions, covenants and conditions contained in this Agreement and the other Loan Documents at all times from and after the Assumed Acquisition Date, which pro forma compliance shall be demonstrated by the Borrower to the Administrative Agent and each Bank pursuant to such financial and other information concerning such Acquisition as the Administrative Agent or the Required Banks may reasonably request and (h) both immediately before and immediately after giving effect to such Acquisition, no Default or Event of Default shall exist.

     "Person" means an individual, a corporation, a partnership, a limited liability company, an association, a trust or any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

     "Plan" means at any time an employee pension benefit plan (other than a Multiemployer Plan) which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Internal Revenue Code and either (i) is maintained, or contributed to, by any member of the ERISA Group for employees of any member of the ERISA Group or (ii) has at any time within the preceding five (5) years been maintained, or contributed to, by any Person which was at such time a member of the ERISA Group for employees of any Person which was at such time a member of the ERISA Group.

     "Prime Rate" means at any time the rate of interest per annum most recently announced within Wells Fargo at its principal office in San Francisco, California as its Prime Rate, with the understanding that Wells Fargo's Prime Rate is one of its base rates and serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto and is evidenced by the recording thereof after its announcement in such internal publication or publications as Wells Fargo may designate. Each change in the Prime Rate shall be effective on the day the change is announced within Wells Fargo.

     "Register" has the meaning set forth in Section 9.06(f).

     "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor thereto or other regulation or official interpretation of said Board of Governors relating to reserve requirements applicable to member banks of the Federal Reserve System.

     "Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System, as in effect from time to time and any successor thereto or other regulation or official interpretation of said Board of Governors relating to the extension of credit by banks for the purpose of purchasing or carrying margin stocks applicable to member banks of the Federal Reserve System.

     "Reimbursement Agreement" means each application and/or agreement for irrevocable standby letter of credit executed by Borrower or any Subsidiary in connection with any Letter of Credit, each as the same may be amended, supplemented or otherwise modified from time to time.

     "Reimbursement Obligations" means, at any time, the aggregate (without duplication) of the Obligations of the Borrower to the Banks, the Letter of Credit Issuer and/or the Administrative Agent in respect of all unreimbursed payments or disbursements made by the Banks, the Letter of Credit Issuer and/or the Administrative Agent under or in respect of draws made under the Letters of Credit.

     "Rent Expense" means with respect to any Person, for the period in question, the aggregate amount of rental and other expenses incurred by such Person in respect of Operating Leases during such period, all determined in accordance with GAAP.

     "Required Banks" means at any time Banks having at least 51% of the aggregate amount of the Revolving Credit Commitments or, if the Revolving Credit Commitments shall have been terminated, holding Revolving Credit Notes evidencing at least 51% of the aggregate unpaid principal amount of the Revolving Credit Loans.

     "Reserve Requirement" means, with respect to an Interest Period, the maximum, aggregate reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed under Regulation D on eurocurrency liabilities.

     "Revolving Credit Commitment" means, with respect to any Bank, the principal amount set forth opposite the name of such Bank on Schedule 1.01 hereto or in any Assignment and Assumption Agreement under the caption "Amount of Revolving Credit Commitment"; and "Revolving Credit Commitments" means such commitments collectively, which commitments equal $150,000,000.00 in the aggregate as of the Effective Date, as such amount may be changed from time to time pursuant to Section 2.09.

     "Revolving Credit Commitment Percentage" means, with respect to each Bank, the percentage equal to a fraction the numerator of which is the amount of such Bank's Revolving Credit Commitment and the denominator of which is the aggregate amount of the Revolving Credit Commitments.

     "Revolving   Credit  Loan"  means  a  loan  made  by  a  Bank  pursuant  to
Section 2.01, which may be a Base Rate Loan or a LIBOR Loan.

     "Revolving Credit Notes" means revolving credit notes of the Borrower, substantially in the form of Exhibit C hereto, evidencing the obligation of the Borrower to repay the Revolving Credit Loans, and "Revolving Credit Note" means any one of such revolving credit notes issued hereunder, in each case as the same may be amended, supplemented or otherwise modified from time to time.

     "Sale and Leaseback Transaction" of any Person means an arrangement with any lender or investor or to which such lender or investor is a party providing for the leasing by such Person of any property that has been or is being sold, conveyed, transferred or otherwise disposed of by such Person to such lender or investor or to any Person to whom funds have been or are to be advanced by such lender or investor on the security of such property.

     "Subsidiary" of a Person means any corporation, association, partnership, limited liability company, joint venture or other business entity of which more than fifty percent (50%) of the voting stock, membership interests or other equity interests (in the case of Persons other than corporations), is owned or controlled directly or indirectly by the Person, or one or more of the Subsidiaries of the Person, or a combination thereof. Unless the context otherwise clearly requires, references herein to a "Subsidiary" refer to a Subsidiary of the Borrower or one of the Subsidiaries.

     "Synthetic Lease Obligation" of any Person means the obligation to pay rent or other payment amounts under a lease of (or other indebtedness arrangements conveying the right to use) real or personal property of such Person which may be classified and accounted for as an operating lease or off-balance sheet liability for accounting purposes but as a secured or unsecured loan for tax purposes under the Internal Revenue Code.

     "Swing Line Commitment" means the lesser of (i) $20,000,000.00 and (ii) the total Revolving Credit Commitments at such time.

     "Swing Line Lender" means Wells Fargo.

     "Swing Line Lender-Related Persons" means the Swing Line Lender (including any successor Swing Line Lender), together with its Affiliates, and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

     "Swing Line Loan"  means a loan made by the Swing Line  Lender  pursuant to
Section 2.02.

     "Swing Line Note" means the swing line note of the Borrower, substantially in the form of Exhibit D hereto, evidencing the obligation of the Borrower to repay the Swing Line Loans, as the same may be amended, supplemented or otherwise modified from time to time.

     "Termination Date" means July 29, 2005.

     "Total Outstandings" shall mean, as of any date, the sum of (a) the aggregate principal amount of all Revolving Credit Loans outstanding as of such date, plus (b) the aggregate principal amount of all Swing Line Loans outstanding as of such date plus (c) the aggregate Letter of Credit Obligations outstanding as of such date.

     "Unfunded Liabilities" means, with respect to any Plan at any time, the amount (if any) by which (i) the present value of all benefits under such Plan exceeds (ii) the fair market value of all Plan assets allocable to such benefits (excluding any accrued but unpaid contributions), all determined as of the then most recent valuation date for such Plan, but only to the extent that such excess represents a potential liability of a member of the ERISA Group to the PBGC or any other Person under Title IV of ERISA.

     "Upfront Fee Letter" means the letter agreement among the Borrower, the Administrative Agent and the Banks, dated as of the date of this Agreement, relating to the upfront fees payable to the Banks, as amended, supplemented or otherwise modified from time to time.

     "Voting Stock" means capital stock of any class or classes (however designated) having ordinary voting power for the election of directors of the Borrower, other than stock having such power only by reason of the happening of a contingency.

     "Wells Fargo" means Wells Fargo Bank, National Association, in its individual capacity.

     Section 1.02 Accounting Terms and Determinations. Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all accounting determinations hereunder shall be made, and all financial statements required to be delivered hereunder shall be prepared in accordance with GAAP as in effect from time to time, applied on a basis consistent (except for changes concurred in by the Borrower's independent public accountants) with the most recent audited consolidated financial statements of the Borrower and its Subsidiaries delivered to the Banks; provided that, if the Borrower notifies the Administrative Agent that the Borrower wishes to amend any covenant in Article V to eliminate the effect of any change in GAAP on the operation of such covenant (or if the Administrative Agent notifies the Borrower that the Required Banks wish to amend any covenant in Article V for such purpose), then the Borrower's compliance with such covenant shall be determined on the basis of GAAP in effect immediately before the relevant change in GAAP became effective, until either such notice is withdrawn or such covenant is amended in a manner satisfactory to the Borrower and the Required Banks.

     Section 1.03 Types of Borrowings. The term "Borrowing" denotes the aggregation of Revolving Credit Loans of one or more Banks to be made to the Borrower pursuant to Article II on a single date and, in the case of LIBOR Loans, for a single Interest Period. Borrowings may be classified for purposes of this Agreement by reference to the pricing of Revolving Credit Loans comprising such Borrowing (e.g., a "LIBOR Borrowing" is a Borrowing comprised of LIBOR Loans).

                                   ARTICLE II
                                   THE CREDITS

     Section 2.01 Revolving Credit Commitments. During the Credit Availability Period, each Bank severally agrees, on the terms and conditions set forth in this Agreement, to make loans to the Borrower pursuant to this Section 2.01 from time to time in amounts such that the aggregate outstanding principal amount of Revolving Credit Loans by such Bank shall not exceed the amount of its Revolving Credit Commitment less the sum of (i) such Bank's Revolving Credit Commitment Percentage of Letter of Credit Obligations at such time plus (ii) such Bank's Revolving Credit Commitment Percentage of aggregate principal amount of Swing Line Loans outstanding at such time. Each Borrowing under this Section 2.01 which is a Base Rate Borrowing shall be in an aggregate principal amount of $1,000,000 or any larger multiple of $500,000. Each Borrowing under this Section
2.01 which is a LIBOR Borrowing shall be in an aggregate principal amount of $1,000,000 or any larger multiple of $500,000. Each Borrowing under this Section
2.01 shall be made from the several Banks ratably in proportion to their respective Revolving Credit Commitments. Within the foregoing limits, the Borrower may borrow under this Section 2.01, repay, or to the extent permitted by Section 2.11, prepay Revolving Credit Loans and reborrow at any time during the Credit Availability Period under this Section 2.01.

     Section 2.02     Swing Line Commitment.

     (a) During the Credit Availability Period, the Swing Line Lender agrees, on the terms and conditions set forth in this Agreement, to make loans to the Borrower pursuant to this Section 2.02 from time to time in amounts such that the aggregate outstanding principal amount of Swing Line Loans shall not exceed the lesser of (i) the amount of the Swing Line Commitment or (ii) the sum of (A) the total Revolving Credit Commitments at such time minus (B) the aggregate principal amount of Revolving Credit Loans outstanding at such time minus (C) the aggregate amount of Letter of Credit Obligations at such time. Each Swing Line Loan under this Section 2.02 shall be in an aggregate principal amount of $250,000 or any larger multiple of $50,000. No Swing Line Loan may be outstanding for more than seven (7) days. The Swing Line Lender shall not make any Swing Line Loan to refinance any outstanding Swing Line Loan. Immediately upon the making of a Swing Line Loan, each Bank shall be deemed to, and hereby irrevocably and unconditionally agrees to, purchase from the Swing Line Lender a risk participation in such Swing Line Loan in an amount equal to the product of such Bank's Revolving Credit Commitment Percentage of the amount of such Swing Line Loan. Within the foregoing limits, the Borrower may borrow under this
Section 2.02, repay or prepay Swing Line Loans and reborrow at any time during the Credit Availability Period under this Section 2.02.

     (b) The Swing Line Lender may at any time in its sole and absolute discretion request, on behalf of the Borrower (which hereby irrevocably requests the Swing Line Lender to so request on its behalf), that each Bank make a Revolving Credit Loan which is a Base Rate Loan in an amount equal to such Bank's Revolving Credit Commitment Percentage of the amount of Swing Line Loans then outstanding. Such request shall be made in accordance with the requirements of Section 2.03, without regard to the minimum and multiples specified therein for the principal amount of Base Rate Loans, but subject to the conditions set forth in Article III. The Swing Line Lender shall furnish the Borrower with a copy of the applicable Notice of Revolving Credit Borrowing promptly after delivering such notice to the Administrative Agent. Not later than 2:00 p.m. (Central Standard Time) on the date of such Revolving Credit Loan, each Bank shall make an amount equal to its Revolving Credit Commitment Percentage of the amount specified in such Notice of Revolving Credit Borrowing available, in Federal or other funds immediately available in Denver, Colorado, to the Administrative Agent at its Payment Office. Unless the Administrative Agent determines that any applicable condition specified in Article III has not been satisfied, the Administrative Agent will make the funds so received from the Banks available to the Swing Line Lender at the Administrative Agent's aforesaid address to pay the then outstanding Swing Line Loans, whereupon, subject to
Section 2.02(c) below, each Bank that so makes funds available shall be deemed to have made a Revolving Credit Loan which is a Base Rate Loan to the Borrower in such amount.

     (c) If for any reason any Revolving Credit Loan cannot be requested in accordance with Section 2.02(b) above or any Swing Line Loan cannot be refinanced by such a Revolving Credit Loan, the Notice of Revolving Credit Borrowing submitted by the Swing Line Lender shall be deemed to be a request by the Swing Line Lender that each of the Bank's fund its risk participation in the relevant Swing Line Loan and each Bank's payment to the Administrative Agent for the account of the Swing Line Lender pursuant to Section 2.02(b) above shall be deemed payment in respect of such participation.

     (d) If any Bank fails to make available to the Administrative Agent for the account of the Swing Line Lender any amount required to be paid by such Bank pursuant to the foregoing provisions of Section 2.02(b) by the time specified in
Section 2.02(b), the Swing Line Lender shall be entitled to recover from such Bank (acting through the Administrative Agent), on demand, such amount with interest thereon for the period from the date such payment is required to the date on which such payment is immediately available to the Swing Line Lender at a rate per annum equal to the Federal Funds Effective Rate from time to time in effect. A certificate of the Swing Line Lender submitted to any Bank (through the Administrative Agent) with respect to any amounts owing under Section 2.02 shall be conclusive absent manifest error.

     (e) Each Bank's obligation to make Revolving Loans or to purchase and fund risk participations in Swing Line Loans pursuant to this Section 2.02 shall be absolute and unconditional and shall not be affected by any circumstance, including (i) any set-off, counterclaim, recoupment, defense or other right which such Bank may have against the Swing Line Lender, the Borrower or any other Person for any reason whatsoever, (ii) the occurrence or continuance of a Default or Event of Default or (iii) any other occurrence, event or condition, whether or not similar to any of the foregoing; provided, however, that each Bank's obligation to make Revolving Credit Loans pursuant to Section 2.02(b) is subject to the conditions set forth in Article III. Any such purchase of participations shall not relieve or otherwise impair the obligation of the Borrower to repay Swing Line Loans, together with interest as provided herein.

     (f) At any time after any Bank has purchased and funded a participation in a Swing Line Loan, if the Swing Line Lender receives any payment on account of such Swing Line Loan, the Swing Line Lender will distribute to such Bank its pro rata share of such payment (appropriately adjusted, in the case of interest payments, to reflect the period of time during which such Bank's participation was outstanding and funded) in the same funds as those received by the Swing Line Lender.

     (g) If any payment received by the Swing Line Lender in respect of principal or interest on any Swing Line Loan is required to be returned by the Swing Line Lender, each Bank shall pay to the Swing Line Lender its pro rata share thereof on demand of the Administrative Agent, plus interest thereon from the date of such demand to the date such amount is returned, at a rate per annum equal to the Federal Funds Effective Rate. The Administrative Agent will make such demand upon the request of the Swing Line Lender.

     (h) Until each Bank funds its Revolving Credit Loan or participation pursuant to this Section 2.02 to refinance such Bank's Revolving Credit Commitment Percentage of any Swing Line Loan, interest in respect of such pro rata share shall be solely for the account of the Swing Line Lender.

     Section 2.03     Notice of Borrowings.

     (a) Notice of Revolving Credit Borrowings. Except with respect to the initial Revolving Credit Loan for which notice must be given no later than 12:00 noon (Central Standard Time) on the date of such Borrowing, the Borrower shall give the Administrative Agent notice in the form of Exhibit A attached hereto (a "Notice of Revolving Credit Borrowing") not later than (x) 12:00 noon (Central Standard Time) on the Business Day before each Base Rate Borrowing and (y) 12:00 noon (Central Standard Time) on the third Business Day before each LIBOR Borrowing, specifying:

          (i) the date of such Borrowing, which shall be a Business Day,

          (ii) the aggregate amount of such Borrowing,

          (iii) whether the Revolving Credit Loans comprising such Borrowing are to be Base Rate Loans or LIBOR Loans, and

          (iv) in the case of a LIBOR Borrowing, the duration of the Interest Period applicable thereto, subject to the provisions of the definition of Interest Period.

     (b) Notice of Swing Line Borrowings. The Borrower shall give the Administrative Agent notice in the form of Exhibit B attached hereto (a "Notice of Swing Line Borrowing") not later than (x) 12:00 noon (Central Standard Time) on the date of each Swing Line Loan, specifying:

          (i) the date of such Swing Line Loan, which shall be a Business Day, and

          (ii) the aggregate amount of such Swing Line Loan.

     (c) Conversion and Continuation of Outstanding Advances. Base Rate Borrowings shall continue as Base Rate Borrowings unless and until such Base Rate Borrowings are converted into LIBOR Loans pursuant to this Section 2.03 or are repaid in accordance with this Article II. Each LIBOR Borrowing shall continue as a LIBOR Borrowing until the end of the then applicable Interest Period therefor, at which time such LIBOR Borrowing shall be automatically converted into a Base Rate Borrowing unless (x) such LIBOR Borrowing is or was repaid in accordance with this Article II or (y) the Borrower shall have given the Administrative Agent a Conversion/Continuation Notice (as defined below) requesting that, at the end of such Interest Period, such LIBOR Borrowing continue as a LIBOR Borrowing for the same or another Interest Period. The Borrower may elect from time to time to convert all or any part of a Base Rate Borrowing into a LIBOR Borrowing, provided that the resulting Borrowings shall be in a minimum amount of $1,000,000. The Borrower shall give the Administrative Agent irrevocable notice (a "Conversion/Continuation Notice") of each conversion of a Base Rate Borrowing into a LIBOR Borrowing or continuation of a LIBOR Borrowing not later than 12:00 noon (Central Standard Time) at least three Business Days prior to the date of the requested conversion or continuation, specifying:

          (i) the requested date, which shall be a Business Day, of such conversion or continuation,

          (ii) the aggregate amount of the Borrowing which is to be converted or continued and whether such Borrowing is a Base Rate Borrowing or a LIBOR Borrowing, and

          (iii) the amount of such Borrowing which is to be converted into or continued as a LIBOR Borrowing and the duration of the Interest Period applicable thereto.

In no event shall Borrower be permitted more than seven (7) Interest Periods outstanding at any one time under this Agreement. Notwithstanding the foregoing, so long as any Default or Event of Default has occurred and is continuing, the Borrower shall not be permitted to continue any LIBOR Borrowing as a LIBOR Borrowing or to convert any Base Rate Borrowing into a LIBOR Borrowing.

     Section 2.04     Notice to Banks; Funding of Loans.

     (a) Upon receipt of a Notice of Revolving Credit Borrowing, the Administrative Agent shall promptly notify each Bank of the contents thereof and of such Bank's share of such Borrowing and such Notice of Revolving Credit Borrowing shall not thereafter be revocable by the Borrower.

     (b) Upon receipt of a Notice of Swing Line Borrowing, the Administrative Agent shall promptly notify the Swing Line Lender of the contents thereof and such Notice of Swing Line Borrowing shall not thereafter be revocable by the Borrower.

     (c) Not later than 2:00 p.m. (Central Standard Time) on the date of each Borrowing, each Bank therein shall (except as provided in subsection (e) of this Section) make available its share of such Borrowing, in Federal or other funds immediately available in Denver, Colorado, to the Administrative Agent at its Payment Office. Unless the Administrative Agent determines that any applicable condition specified in Article III has not been satisfied, the Administrative Agent will make the funds so received from the Banks available to the Borrower at the Administrative Agent's aforesaid address.

     (d) Not later than 2:00 p.m. (Central Standard Time) on the date of each Swing Line Loan, the Swing Line Lender shall make available the principal amount of such Swing Line Loan, in Federal or other funds immediately available in Denver, Colorado, to the Administrative Agent at its Payment Office. Unless the Administrative Agent determines that any applicable condition specified in
Article III has not been satisfied, the Administrative Agent will make the funds so received from the Swing Line Lender available to the Borrower at the Administrative Agent's aforesaid address.

     (e) If new Revolving Credit Loans are to be made hereunder on a day on which the Borrower is to prepay or repay all or any part of outstanding Revolving Credit Loans, the Banks shall apply the proceeds of the new Revolving Credit Loans to make such repayment and only an amount equal to the difference (if any) between the amount being borrowed and the amount being prepaid or repaid shall be made available by the Banks to the Administrative Agent as provided in subsection (c) above, or remitted by the Borrower to the Administrative Agent as provided in Section 2.12, as the case may be. In such case, the incurrence of such new Revolving Credit Loans and the prepayment or repayment of such outstanding Revolving Credit Loans shall be deemed to have occurred simultaneously.

     (f) Unless the Administrative Agent shall have received notice from a Bank prior to the date of any Borrowing that such Bank will not make available to the Administrative Agent such Bank's share of such Borrowing, the Administrative Agent may assume that such Bank has made such share available to the
Administrative Agent on the date of such Borrowing in accordance with subsections (c) and (e) of this Section 2.04 and the Administrative Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that such Bank shall not have so made such share available to the Administrative Agent, such Bank and the Borrower severally agree to repay to the Administrative Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Administrative Agent, at (i) in the case of the Borrower, a rate per annum equal to the higher of the Federal Funds Effective Rate and the interest rate applicable thereto pursuant to Section 2.07 and (ii) in the case of such Bank, the Federal Funds Effective Rate. If such Bank shall repay to the Administrative Agent such corresponding amount, such amount so repaid shall constitute such Bank's Revolving Credit Loan included in such Borrowing for purposes of this Agreement.

     (g) Unless the Administrative Agent shall have received notice from the Swing Line Lender prior to the date of any Swing Line Loan that the Swing Line Lender will not make available to the Administrative Agent such Swing Line Loan, the Administrative Agent may assume that the Swing Line Lender has made such share available to the Administrative Agent on the date of such Swing Line Loan in accordance with subsection (c) of this Section 2.04 and the Administrative Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that the Swing Line Lender shall not have so made such share available to the Administrative Agent, the Swing Line Lender and the Borrower severally agree to repay to the Administrative Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Administrative Agent, at (i) in the case of the Borrower, a rate per annum equal to the higher of the Federal Funds Effective Rate and the interest rate applicable thereto pursuant to Section 2.07 and (ii) in the case of the Swing Line Lender, the Federal Funds Effective Rate. If the Swing Line Lender shall repay to the Administrative Agent such corresponding amount, such amount so repaid shall constitute a Swing Line Loan for purposes of this Agreement.

     Section 2.05     Notes.

     (a) The Revolving Credit Loans of each Bank shall be evidenced by a single Revolving Credit Note substantially in the form of Exhibit C hereto payable to the order of such Bank for the account of its Applicable Lending Office in an amount equal to the amount of such Bank's Revolving Credit Commitment.

     (b) The Swing Line Loans shall be evidenced by a single Swing Line Note substantially in the form of Exhibit D hereto payable to the order of the Swing Line Lender for the account of its Applicable Lending Office in an amount equal to the amount of the Swing Line Commitment.

     (c) Upon receipt of each Bank's Revolving Credit Note pursuant to Section 3.01(b), the Administrative Agent shall deliver such Revolving Credit Note to such Bank. Each Bank shall record in its books and records the date, amount, type and Interest Period (if any) of each Revolving Credit Loan made by it and the date and amount of each payment of principal and/or interest made by the Borrower with respect thereto; provided that the obligation of the Borrower to repay each Revolving Credit Loan shall be absolute and unconditional, notwithstanding any failure of such Bank to make any such recordation or any mistake by such Bank in connection with any such recordation. The books and records of each Bank showing the account between such Bank and the Borrower shall be prima facie evidence of the items set forth therein in the absence of manifest error.

     (d) Upon receipt of the Swing Line Note pursuant to Section 3.01(c), the Administrative Agent shall deliver such Swing Line Note to the Swing Line Lender. The Swing Line Lender shall record in its books and records the date and amount of each Swing Line Loan made by it and the date and amount of each payment of principal and/or interest made by the Borrower with respect thereto; provided that the obligation of the Borrower to repay each Swing Line Loan shall be absolute and unconditional, notwithstanding any failure of the Swing Line Lender to make any such recordation or any mistake by the Swing Line Lender in connection with any such recordation. The books and records of the Swing Line Lender showing the account between the Swing Line Lender and the Borrower shall be prima facie evidence of the items set forth therein in the absence of manifest error.

     Section 2.06     Maturity of Loans.

     (a) Each Revolving Credit Loan shall mature, and the principal amount thereof shall be due and payable, on the Termination Date.

     (b) Each Swing Line Loan shall mature, and the principal amount thereof shall be due and payable, on the earlier of (i) the date which is seven (7) days after the date of such Swing Line Loan or (ii) the Termination Date.

     Section 2.07     Interest Rates.

     (a) So long as no Event of Default has occurred and is continuing, each Base Rate Loan shall bear interest on the outstanding principal amount thereof, for each day from the date such Loan is made until it becomes due, at a rate per annum equal to the Adjusted Base Rate for such day. So long as any Event of Default has occurred and is continuing, each Base Rate Loan shall bear interest on the outstanding principal amount thereof, for each day from the date such Loan is made until it becomes due, at a rate per annum equal to the sum of 2% plus the Adjusted Base Rate for such day. Such interest shall be payable quarterly in arrears on the last Business Day of each calendar quarter. Any overdue principal of or interest on any Base Rate Loan shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the sum of 2% plus the Adjusted Base Rate for such day.

     (b) So long as no Event of Default has occurred and is continuing, each LIBOR Loan shall bear interest on the outstanding principal amount thereof, for each Interest Period applicable thereto, at a rate per annum equal to the applicable LIBOR Rate. So long as any Event of Default has occurred and is continuing, each LIBOR Loan shall bear interest on the outstanding principal amount thereof, for each Interest Period applicable thereto, at a rate per annum equal to the sum of 2% plus the higher of (i) the Adjusted Base Rate for such day and (ii) the applicable LIBOR Rate. Such interest shall be payable for each Interest Period on the last day thereof and, if such Interest Period is longer than three months, at intervals of three months after the first day thereof. Any overdue principal of or interest on any LIBOR Loan shall bear interest, payable on demand, for each day from and including the date payment thereof was due to but excluding the date of actual payment, at a rate per annum equal to the sum of 2% plus the higher of (i) the Adjusted Base Rate for such day and (ii) the applicable LIBOR Rate.

     (c) So long as no Event of Default has occurred and is continuing, each Swing Line Loan shall bear interest on the outstanding principal amount thereof, for each day from the date such Loan is made until it becomes due, at a rate per annum equal to the overnight LIBOR rate for such day, as determined by the Administrative Agent, plus the Applicable LIBOR Margin. So long as any Event of Default has occurred and is continuing, each Swing Line Loan shall bear interest on the outstanding principal amount thereof, for each day from the date such Loan is made until it becomes due, at a rate per annum equal to the sum of 2% plus the Adjusted Base Rate for such day. Such interest shall be payable quarterly in arrears on the last Business Day of each calendar quarter. Any overdue principal of or interest on any Swing Line Loan shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the sum of 2% plus the Adjusted Base Rate for such day.

     (d) The Administrative Agent shall determine each interest rate applicable to the Loans hereunder. The Administrative Agent shall give prompt notice to the Borrower, the Banks and the Swing Line Lender by telex or facsimile of each rate of interest so determined, and its determination thereof shall be conclusive in the absence of manifest error.

     Section 2.08     Loan Fees.

     (a) Commitment Fee. From and including the Effective Date to but excluding the Termination Date, the Borrower shall pay to the Administrative Agent for the account of each Bank a nonrefundable commitment fee on the unused portion of the Revolving Credit Commitment of such Bank (determined for each Bank by subtracting such Bank's Revolving Credit Loans and such Bank's Revolving Credit Commitment Percentage of the Letter of Credit Outstandings from such Bank's Revolving Credit Commitment) at the Applicable Commitment Fee Rate. Said commitment fee shall be (i) calculated on a daily basis and (ii) payable quarterly in arrears on the last Business Day of each calendar quarter during the Credit Availability Period and on the Termination Date.

     (b)   Administrative   Agent's  Fees.   The  Borrower   shall  pay  to  the
Administrative Agent, for its own account, as and when due the agent and other fees set forth in the Agent Fee Letter.

     (c) Upfront Fees. The Borrower shall pay to the Administrative Agent, for the account of the Banks, as and when due the upfront fees set forth in the Upfront Fee Letter.

     Section 2.09 Optional Termination or Reduction of, or Increase in, the Revolving Credit Commitments.

     (a) The Borrower may, upon at least ten (10) Business Days' notice to the Administrative Agent, terminate the Revolving Credit Commitments at any time, if no Loans or Letter of Credit Obligations are outstanding at such time. Any such termination shall be permanent and shall also automatically terminate the Swing Line Commitment.

     (b) The Borrower may, upon at least ten (10) Business Days' notice to the Administrative Agent, ratably reduce from time to time by an aggregate amount of $10,000,000 or any larger multiple of $1,000,000, the aggregate amount of the Revolving Credit Commitments in excess of the aggregate outstanding principal amount of the Loans and Letter of Credit Obligations. Each such reduction shall be permanent.

     (c) So long as no Default or Event of Default shall have occurred and be continuing, at any time prior to January 29, 2004, the Borrower shall have the right from time to time upon not less than thirty (30) days' prior written notice to the Administrative Agent to increase the Revolving Credit Commitments; provided that (i) no Bank shall have any obligation to increase its Revolving Credit Commitment, (ii) the Borrower shall only be permitted to request such an increase on three (3) separate occasions, (iii) each such requested increase shall be in a minimum principal amount of $10,000,000, (iv) in no event shall the Revolving Credit Commitments be increased to an aggregate amount greater than $200,000,000 and (v) contemporaneously with requesting each such increase, the Borrower certifies to the Administrative Agent and each Bank in writing that immediately before and immediately after giving effect to such increase, (A) the Borrower is in compliance with all of the terms, provisions, covenants and conditions contained in this Agreement and the other Loan Documents and (B) no Default or Event of Default has occurred and is continuing; and provided further that:

     (A) any increase in the Revolving Credit Commitments which is accomplished by increasing the Revolving Credit Commitment of any Bank or Banks who are at the time of such increase party to this Agreement (which Bank or Banks shall consent to such increase in their sole and absolute discretion) shall be accomplished as follows: (1) this Agreement will be amended by the Borrower, the Administrative Agent and those Bank(s) whose Revolving Credit Commitment(s) is or are being increased (but without any requirement that the consent of the Swing Line Lender, the Letter of Credit Issuer or any other Banks be obtained) to reflect the revised Revolving Credit Commitments of each of the Banks, (2) the Administrative Agent will deliver an updated Schedule 1.01 to the Borrower, the Swing Line Lender, the Letter of Credit Issuer and each of the Banks reflecting the revised Revolving Credit Commitments and Revolving Credit
Commitment Percentages of each of the Banks, (3) the outstanding Revolving Credit Loans and Revolving Credit Commitment Percentages of Letter of Credit Obligations will be reallocated on the effective date of such increase among the Banks in accordance with their revised Revolving Credit Commitment Percentages (and the Banks agree to make all payments and adjustments necessary to effect the reallocation and the Borrower shall pay any and all costs required pursuant to Section 2.13 in connection with such reallocation as if such reallocation were a repayment) and (4) the Borrower will deliver new Revolving Credit Note(s) to the Bank or Banks whose Revolving Credit Commitment(s) is or are being increased reflecting the revised Revolving Credit Commitments of such Bank(s);

     (B) any increase in the Revolving Credit Commitments which is accomplished by addition of a new Bank under this Agreement shall be accomplished as follows:
(1) such new Bank shall be subject to the consent of the Administrative Agent and the Borrower, which consent shall not be unreasonably withheld, (2) this Agreement will be amended by the Borrower, the Administrative Agent and such new Bank (but without any requirement that the consent of the Swing Line Lender, the Letter of Credit Issuer or any other Banks be obtained) to reflect the addition of such new Bank as a Bank hereunder, (3) the Administrative Agent will deliver an updated Schedule 1.01 to the Borrower, the Swing Line Lender, the Letter of Credit Issuer and each of the Banks reflecting the revised Revolving Credit Commitments and Revolving Credit Commitment Percentages of each of the Banks,
(4) the outstanding Revolving Credit Loans and Revolving Credit Commitment Percentages of Letter of Credit Obligations will be reallocated on the effective date of such increase among the Banks in accordance with their revised Revolving Credit Commitment Percentages (and the Banks agree to make all payments and adjustments necessary to effect the reallocation and the Borrower shall pay any and all costs required pursuant to Section 2.13 in connection with such reallocation as if such reallocation were a repayment), (5) the Borrower will deliver a Revolving Credit Note to such new Bank and (6) the new Bank will execute a joinder to the Intercreditor Agreement in form and substance reasonably satisfactory to the Administrative Agent; and

     (C) notwithstanding anything to the contrary contained in this Agreement, upon any voluntary termination of the Revolving Credit Commitments pursuant to
Section 2.09(a) or any voluntary reduction of the Revolving Credit Commitments pursuant to Section 2.09(b), the Borrower shall no longer have the option to request an increase in the Revolving Credit Commitments pursuant to this Section 2.09(c).

     Section 2.10 Mandatory Termination of Commitments. The Revolving Credit Commitments and the Swing Line Commitment shall terminate on the Termination Date, and any Loans then outstanding (together with accrued interest thereon) and all accrued and unpaid fees under this Agreement shall be due and payable on such date.

     Section 2.11     Prepayments.

     (a) The Borrower may, (i) upon at least one (1) Business Day's notice to the Administrative Agent, prepay any Base Rate Borrowing and (ii) upon at least three (3) Business Days notice to the Administrative Agent, prepay, subject to
Section 2.13, any LIBOR Borrowing, in whole at any time, or from time to time in part in amounts aggregating (i) in the case of Base Rate Borrowings, $1,000,000 or any larger multiple of $500,000 and (ii) in the case of LIBOR Borrowings, $1,000,000 or any larger multiple of $500,000, by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment. Each such optional prepayment shall be applied to prepay ratably the Revolving Credit Loans of the several Banks included in such Borrowing. Upon receipt of a notice of prepayment pursuant to this Section, the Administrative Agent shall promptly notify each Bank of the contents thereof and of such Bank's ratable share (if any) of such prepayment and such notice shall not thereafter be revocable by the Borrower.

     (b) The Borrower may prepay any Swing Line Loans in whole at any time, or from time to time in part in amounts aggregating $250,000 or any larger multiple of $50,000 by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment.

         Section 2.12     General Provisions as to Payments.

     (a) The Borrower shall make each payment of principal of, and interest on, the Loans and of fees hereunder, not later than 12:00 noon (Central Standard
Time) on the date when due, in Federal or other funds immediately available in Denver, Colorado, to the Administrative Agent at its Payment Office and without setoff or counterclaim and free and clear of and without deduction for any taxes, levies, impost, duties, charges, fees, deductions, withholding, compulsory loans, restrictions or conditions of any nature now or hereafter imposed or levied by any jurisdiction or any political subdivision thereof or taxing or other authority therein unless the Borrower is required by law to make
such  deduction  or  withholding.   The  Administrative   Agent  will  promptly
distribute to each Bank and the Swing Line Lender its ratable share (if any) of each such payment received by the Administrative Agent for the account of the Banks and/or the Swing Line Lender. Whenever any payment of principal of, or interest on, the Base Rate Loans or the Swing Line Loans or of fees shall be due on a day which is not a Business Day, the date for payment thereof shall be extended to the next succeeding Business Day. Whenever any payment of principal of, or interest on, the LIBOR Loans shall be due on a day which is not a Business Day, the date for payment thereof shall be extended to the next succeeding Business Day unless such Business Day falls in another calendar month, in which case the date for payment thereof shall be the next preceding Business Day. If the date for any payment of principal is extended by operation of law or otherwise, interest thereon shall be payable for such extended time.

     (b) Unless the Administrative Agent shall have received notice from the Borrower prior to the date on which any payment is due to any of the Banks and/or the Swing Line Lender hereunder that the Borrower will not make such payment in full, the Administrative Agent may assume that the Borrower has made such payment in full to the Administrative Agent on such date and the Administrative Agent may, in reliance upon such assumption, cause to be distributed to each Bank and the Swing Line Lender on such due date an amount equal to the amount then due such Bank or the Swing Line Lender, as the case may be. If and to the extent that the Borrower shall not have so made such payment, each Bank and/or the Swing Line Lender, as the case may be, shall repay to the Administrative Agent forthwith on demand such amount distributed to such Bank or the Swing Line Lender, as the case may be, together with interest thereon, for each day from the date such amount is distributed to such Bank or the Swing Line Lender, as the case may be, until the date such Bank or the Swing Line Lender, as the case may be, repays such amount to the Administrative Agent, at the Federal Funds Effective Rate.

     Section 2.13 Funding Losses. If the Borrower makes any payment of principal with respect to any LIBOR Loan or any LIBOR Loan is converted to a different type of Loan (pursuant to Article II, VI or VIII or otherwise) on any day other than the last day of the Interest Period applicable thereto, or the end of an applicable period fixed pursuant to Section 2.07(b), or if the Borrower fails to borrow any LIBOR Loans after notice has been given to any Bank in accordance with Section 2.04(a), or fails to borrow, prepay, convert or continue any LIBOR Loan after notice has been given to any Bank in accordance with Section 2.03, 2.04(a) or 2.11(a), or Article VIII, the

Borrower shall reimburse each Bank within fifteen (15) days after demand for any resulting loss or expense incurred by it (or by an existing or prospective Participant in the related Loan), including (without limitation) any loss incurred in obtaining, liquidating or employing deposits from third parties and any loss of margin for the period after any such payment, conversion or failure to borrow; provided that such Bank shall have delivered to the Borrower a certificate explaining in reasonable detail the amount of such loss or expense, which certificate shall be conclusive in the absence of manifest error.

     Section 2.14 Computation of Interest and Fees. All interest and fees hereunder shall be computed on the basis of a year of 360 days and paid for the actual number of days elapsed (including the first day but excluding the last day).

     Section 2.15      Withholding Tax Exemption.

     (a) At least five (5) Business Days prior to the first date on which interest or fees are payable hereunder for the account of any Bank, each Bank that is not incorporated under the laws of the United States of America or a state thereof agrees that it will deliver to each of the Borrower and the Administrative Agent two duly completed copies of United States Internal Revenue Service Form 1001 or 4224 (or successor forms), certifying in either case that such Bank is entitled to receive payments under this Agreement and the Notes without deduction or withholding of any United States federal income taxes. Each Bank which so delivers a Form 1001 or 4224 (or successor forms) further undertakes to deliver to each of the Borrower and the Administrative Agent two additional copies of such forms (or successor forms) on or before the date that such form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Borrower or the Administrative Agent, in each case certifying that such Bank is entitled to receive payments under this Agreement and the Notes without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Bank from duly completing and delivering any such form with respect to it and such Bank advises the Borrower and the Administrative Agent that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.

     (b) If the U.S. Internal Revenue Service or any other governmental authority of the United States or any other country or any political subdivision thereof asserts a claim that the Administrative Agent did not properly withhold tax from amounts paid to or for the account of any Bank (because the appropriate form was not delivered or properly completed, because such Bank failed to notify the Administrative Agent of a change in circumstances which rendered its exemption from withholding ineffective or for any other reason), such Bank shall indemnify the Administrative Agent fully for all amounts paid, directly or indirectly, by the Administrative Agent as tax, withholding thereof, or otherwise, including penalties and interest, and including taxes imposed by any jurisdiction on amounts payable to the Administrative Agent under this subsection, together with all costs and expenses related thereto (including attorneys fees and time charges of attorneys for the Administrative Agent, which attorneys may be employees of the Administrative Agent). The obligations of the Banks under this Section 2.15(b) shall survive the payment of the Obligations and termination of this Agreement.

     Section 2.16      Letters of Credit.

     Section 2.16.1 Issuance of Letters of Credit. From and after the Effective Date to but excluding the Termination Date, the Letter of Credit Issuer agrees, upon the terms and conditions set forth in this Agreement, to issue at the request and for the account of the Borrower, one or more standby letters of credit ("Letters of Credit"); provided, however, that the Letter of Credit
Issuer shall not be under any obligation to issue, and shall not issue, any Letter of Credit if: (a) any order, judgment or decree of any Governmental Authority with jurisdiction over the Letter of Credit Issuer shall purport by its terms to enjoin or restrain such Letter of Credit Issuer from issuing such Letter of Credit, or any law or governmental rule, regulation, policy, guideline or directive (whether or not having the force of law) from any Governmental Authority with jurisdiction over the Letter of Credit Issuer shall prohibit, or request that the Letter of Credit Issuer refrain from, the issuance of Letters of Credit in particular or shall impose upon the Letter of Credit Issuer with respect to any Letter of Credit any restriction or reserve or capital requirement (for which the

Letter of Credit Issuer is not otherwise compensated) or any unreimbursed loss, cost or expense which was not applicable, in effect and known to the Letter of Credit Issuer as of the date of this Agreement and which the Letter of Credit Issuer in good faith deems material to it (the Letter of Credit Issuer shall promptly notify the Borrower of any event which, in the judgment of the Letter of Credit Issuer, would preclude the issuance of a Letter of Credit pursuant to this clause (a)); (b) one or more of the conditions to such issuance contained in Section 3.04 is not then satisfied; or (c) after giving effect to such issuance, the aggregate outstanding amount of the Letter of Credit Obligations would exceed the Letter of Credit Sublimit.

     In no event shall:

     (a) the aggregate amount of the Letter of Credit Obligations at any time exceed the Letter of Credit Sublimit at such time;

     (b) the Total Outstandings at any time exceed the aggregate amount of the Revolving Credit Commitments at such time; or

     (c) the expiration date of any Letter of Credit (including, without limitation, Letters of Credit issued with an automatic "evergreen" provision providing for renewal absent advance notice by the Borrower or the Letter of Credit Issuer), or the date for payment of any draft presented thereunder and accepted by the Letter of Credit Issuer, be later than the Letter of Credit Expiry Date.

     Section 2.16.2 Participating Interests. Immediately upon the issuance by the Letter of Credit Issuer of a Letter of Credit in accordance with Section 2.16.4, each Bank shall be deemed to have irrevocably and unconditionally purchased and received from the Letter of Credit Issuer, without recourse, representation or warranty, an undivided participation interest equal to its Revolving Credit Commitment Percentage of the face amount of such Letter of Credit and each draw paid by the Letter of Credit Issuer thereunder. Each Bank's obligation to pay its proportionate share of all draws under the Letters of Credit, absent gross negligence or willful misconduct by the Letter of Credit Issuer in honoring any such draw, shall be absolute, unconditional and irrevocable and in each case shall be made without counterclaim or set-off by such Bank.

         Section 2.16.3    Letter of Credit Reimbursement Obligations.

     (a) The Borrower agrees to pay to the Letter of Credit Issuer (i) on each date that any amount is drawn under each Letter of Credit a sum (and interest on such sum as provided in clause (ii) below) equal to the amount so drawn plus all other charges and expenses with respect thereto specified in Section 2.16.6 or in the applicable Reimbursement Agreement and (ii) interest on any and all amounts remaining unpaid under this Section 2.16.3 until payment in full at the Adjusted Base Rate plus 2.00% per annum. The Borrower agrees to pay to the Letter of Credit Issuer the amount of all Reimbursement Obligations owing in respect of any Letter of Credit immediately when due, under all circumstances, including, without limitation, any of the following circumstances: (A) any lack of validity or enforceability of this Agreement or any agreement, document or instrument executed pursuant hereto; (B) the existence of any claim, set-off, defense or other right which the Borrower may have at any time against a beneficiary named in a Letter of Credit, any transferee of any Letter of Credit (or any Person for whom any such transferee may be acting), any Bank or any other Person, whether in connection with this Agreement, any Letter of Credit, the transactions contemplated herein or any unrelated transactions (including any underlying transaction between the Borrower and the beneficiary named in any Letter of Credit); (C) the validity, sufficiency or genuineness of any document which the Letter of Credit Issuer has determined in good faith and in accordance with its customary business practices complies on its face with the terms of the applicable Letter of Credit, even if such document should later prove to have been forged, fraudulent, invalid or insufficient in any respect or any statement therein shall have been untrue or inaccurate in any respect; or (D) the surrender or material impairment of any security for the performance or observance of any of the terms hereof.

     (b)......Notwithstanding   any   provisions   to   the   contrary   in  any
Reimbursement Agreement, the Borrower agrees to reimburse the Letter of Credit Issuer for amounts which the Letter of Credit Issuer pays under such Letter of Credit no later than the time specified in this Agreement. If the Borrower does not pay any such Reimbursement Obligations when due, the Borrower shall be deemed to have immediately requested that the Banks make a

Revolving Credit Loan which is Base Rate Loan under this Agreement in a principal amount equal to such unreimbursed Reimbursement Obligations. The Administrative Agent shall promptly notify the Banks of such deemed request and, without the necessity of compliance with the requirements of Sections 2.03 or 2.04, each Bank shall make available to the Administrative Agent its Revolving Credit Loan in the manner prescribed for Revolving Credit Loans. The proceeds of such Revolving Credit Loans shall be paid over by the Administrative Agent to the Letter of Credit Issuer for the account of the Borrower in satisfaction of such unreimbursed Reimbursement Obligations, which shall thereupon be deemed satisfied by the proceeds of, and replaced by, such Revolving Credit Loan.

     (c) If the Letter of Credit Issuer makes a payment on account of any Letter of Credit and is not concurrently reimbursed therefore by the Borrower and if for any reason a Revolving Credit Loan may not be made pursuant to subsection 2.16.3(b), then as promptly as practical during normal banking hours on the date of its receipt of such notice or, if not practicable on such date, not later than 2:00 p.m. (Central Standard Time) on the Business Day immediately succeeding such date of notification, each Bank shall deliver to the Administrative Agent for the account of the Letter of Credit Issuer, in immediately available funds, the purchase price for such Bank's interest in such unreimbursed Reimbursement Obligations, which shall be an amount equal to such Bank's Revolving Credit Commitment Percentage of such payment. Each Bank shall, upon demand by the Letter of Credit Issuer, pay the Letter of Credit Issuer interest on such Bank's pro-rata share of such draw from the date of payment by the Letter of Credit Issuer on account of such Letter of Credit until the date of delivery of such funds to the Letter of Credit Issuer by such Bank at a rate per annum, computed for actual days elapsed based on a 360-day year, equal to the Federal Funds Rate for such period; provided, that such payments shall be made by the Banks only in the event and to the extent that the Letter of Credit Issuer is not reimbursed in full by the Borrower for interest on the amount of any draw on the Letters of Credit.

     (d) At any time after the Letter of Credit Issuer has made a payment on account of any Letter of Credit and has received from any other Bank such Bank's pro-rata share of such payment, such Letter of Credit Issuer shall, forthwith upon its receipt of any reimbursement (in whole or in part) by the Borrower for such payment, or of any other amount from the Borrower or any other Person in respect of such payment (including, without limitation, any payment of interest or penalty fees and any payment under any collateral account agreement of the Borrower but excluding any transfer of funds from any other Bank pursuant to subsection 2.16.3(b)), transfer to such other Bank such other Bank's ratable share of such reimbursement or other amount; provided, that interest shall accrue for the benefit of such Bank from the time such Letter of Credit Issuer has made a payment on account of any Letter of Credit; provided, further, that in the event that the receipt by the Letter of Credit Issuer of such reimbursement or other amount is found to have been a transfer in fraud of creditors or a preferential payment under the United States Bankruptcy Code or is otherwise required to be returned, such Bank shall promptly return to the Letter of Credit Issuer any portion thereof previously transferred by the Letter of Credit Issuer to such Bank, but without interest to the extent that interest is not payable by the Letter of Credit Issuer in connection therewith.

     Section 2.16.4 Procedure for Issuance. Prior to the issuance of each Letter of Credit, and as a condition of such issuance, the Borrower shall deliver to the Letter of Credit Issuer (with a copy to the Administrative Agent) a Reimbursement Agreement signed by the Borrower, together with such other documents or items as may be required pursuant to the terms thereof, and the proposed form and content of such Letter of Credit shall be reasonably satisfactory to the Letter of Credit Issuer. Each Letter of Credit shall be issued no earlier than two (2) Business Days after delivery of the foregoing documents, which delivery may be by the Borrower to the Letter of Credit Issuer by facsimile transmission, telex or other electronic means followed by delivery of executed originals within five (5) days thereafter. The documents so delivered shall be in compliance with the requirements set forth in subsection 2.16.1(b), and shall specify therein (i) the stated amount of the Letter of Credit requested, (ii) the effective date of issuance of such requested Letter of Credit, which shall be a Business Day, (iii) the date on which such requested Letter of Credit is to expire, (iv) the entity for whose benefit the requested Letter of Credit is to be issued, which shall be either Borrower or a Subsidiary and (v) the aggregate amount of Letter of Credit Obligations which are outstanding and which will be outstanding after giving effect to the requested Letter of Credit issuance. The delivery of the foregoing documents and information shall constitute an "Issuance Request" for purposes of this Agreement. Subject to the terms and conditions of Section 2.16.1 and provided that the applicable conditions set forth in Section 3.04 hereof have been satisfied, the Letter of Credit Issuer shall, on the requested date, issue a Letter of Credit on behalf of the Borrower in accordance with the Letter of Credit Issuer's usual and customary business practices. In addition, any amendment of an existing Letter of Credit shall be deemed to be an issuance of a new Letter of Credit and shall be subject to the requirements set forth above. The Letter of Credit Issuer shall give the Administrative Agent prompt written notice of the issuance of any Letter of Credit.

     Section 2.16.5 Nature of the Banks' Obligations.

     (a) As between the Borrower and the Banks, the Borrower assumes all risks of the acts and omissions of, or misuse of the Letters of Credit by, the respective beneficiaries of the Letters of Credit. In furtherance and not in limitation of the foregoing, the Banks shall not be responsible for (i) the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for an issuance of a Letter of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (ii) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign a Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (iii) the failure of the beneficiary of a Letter of Credit to comply fully with conditions required to be satisfied by any Person other than the Letter of Credit Issuer in order to draw upon such Letter of Credit (other than a failure to satisfy documentary conditions to drawing where payment of the Letter of Credit despite such failure would constitute gross negligence or willful misconduct of the Letter of Credit Issuer); (iv) errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, facsimile transmission, telex or otherwise;
(v) the misapplication by the beneficiary of a Letter of Credit of the proceeds of any drawing under such Letter of Credit; or (vi) any consequences arising from causes beyond control of the Letter of Credit Issuer.

     (b) In furtherance and extension and not in limitation of the specific provisions hereinabove set forth (including in subsection 2.16.3(a)), any action taken or omitted by the Letter of Credit Issuer under or in connection with the Letters of Credit or any related certificates, if taken or omitted in good faith, shall not put the Administrative Agent or any Bank under any resulting liability to the Borrower or relieve the Borrower of any of its obligations hereunder to the Letter of Credit Issuer or any such Person.

     Section 2.16.6 Letter of Credit Fees. The Borrower hereby agrees to pay letter of credit fees with respect to each Letter of Credit from and including the date of issuance thereof until the date such Letter of Credit is fully drawn, canceled or expired, (a) for the account of the Letter of Credit Issuer, an issuance fee equal to the lesser of (i) 1/8 of 1% of the initial face amount of such Letter of Credit or (ii) $2,000, payable on the date of issuance and on each anniversary date of the date of issuance, and (b) for the ratable account of the Banks, a per annum percentage of the aggregate amount from time to time available to be drawn on such Letter of Credit equal to (i) so long as no Event of Default has occurred and is continuing, the Applicable LIBOR Margin from time to time in effect and (ii) so long as any Event of Default has occurred and is continuing, 2% over and above the Applicable LIBOR Margin from time to time in effect, payable quarterly in arrears on the last Business Day of each calendar quarter during the term of such Letter of Credit and upon the expiration, cancellation or utilization in full of such Letter of Credit. In addition to the foregoing, the Borrower agrees to pay the Letter of Credit Issuer any other administrative fees customarily charged by it in respect of Letters of Credit issued by it to the extent such administrative fees are previously disclosed to the Borrower by the Letter of Credit Issuer prior to the issuance of a Letter of Credit.

     Section 2.16.7 Conflict with Reimbursement Agreement. In the event of any conflict between the terms of this Agreement and the terms of any Reimbursement Agreement, the terms of this Agreement shall govern and control.

                                   ARTICLE III
                                   CONDITIONS

     Section 3.01 Effectiveness. This Agreement shall become effective on the date that each of the following conditions shall have been satisfied (or waived in accordance with Section 9.05):

     (a) receipt by the Administrative Agent of counterparts hereof signed in number sufficient for each party by each of the parties hereto (or, in the case of any party as to which an executed counterpart shall not have been received, receipt by the Administrative Agent in form satisfactory to it of telegraphic, telex or other written confirmation from such party of execution of a counterpart hereof by such party);

     (b) receipt by the Administrative Agent for the account of each Bank of a duly executed Revolving Credit Note dated on or before the Effective Date complying with the provisions of Section 2.05;

     (c) receipt by the Administrative Agent for the account of the Swing Line Lender of the duly executed Swing Line Note dated on or before the Effective Date complying with the provisions of Section 2.05;

     (d) receipt by the Administrative Agent of the duly executed Guaranty (which must be in form and substance satisfactory to the Administrative Agent) dated on or before the Effective Date;

     (e) receipt by the Administrative Agent of an opinion of Greensfelder, Hemker & Gale, P.C., counsel for the Borrower and the Guarantor Subsidiaries, substantially in the form of Exhibit E hereto and covering such additional matters relating to the transactions contemplated hereby as the Administrative Agent or the Required Banks may reasonably request;

     (f) receipt by the Administrative Agent of all fees payable on or prior to the Effective Date;

     (g) receipt by the Administrative Agent of all documents it may reasonably request relating to the corporate, partnership or other existence of the Borrower and each Subsidiary and the corporate, partnership or other, as the case may be, authority for and the validity of this Agreement, the Notes and the Guaranty, all in form and substance satisfactory to the Administrative Agent;

     (h) a letter of direction from Borrower with respect to the disbursement of the proceeds of the initial Loan(s) under this Agreement;

     (i) evidence satisfactory to the Administrative Agent that the Existing Credit Agreement has been paid in full (or will be paid in full with the proceeds of the initial Loan(s) under this Agreement) and terminated;

     (j) evidence satisfactory to the Administrative Agent that since December 31, 2001, there has been no change or event that has caused a Material Adverse Effect; and

     (k) receipt by the  Administrative  Agent of a joinder to the Intercreditor
Agreement   (which  must  be  in  form  and   substance   satisfactory   to  the
Administrative Agent) duly executed by each Bank;

provided that this Agreement shall not become effective or be binding on any party hereto unless all of the foregoing conditions are satisfied not later than August 31, 2002. The Administrative Agent shall promptly notify the Borrower and the Banks of the Effective Date, and such notice shall be conclusive and binding on all parties hereto.

     Section 3.02 Revolving Credit Loan. The obligation of any Bank to make a Revolving Credit Loan on the occasion of any Borrowing is subject to the satisfaction of the following conditions:

     (a) the fact that, immediately after giving effect to such Revolving Credit Loan, the Total Outstandings will not exceed the aggregate amount of the Revolving Credit Commitments;

     (b) the fact that, immediately before and immediately after giving effect to such Revolving Credit Loan, no Default or Event of Default shall have occurred and be continuing;

     (c) the fact that each of the representations and warranties made by the Borrower and/or Subsidiary in this Agreement and/or in any other Loan Document shall be true and correct in all material respects on and as of the date of such Borrowing; and

     (d) the fact that since December 31, 2001, there has been no change or event that has caused a Material Adverse Effect.

     The acceptance of the proceeds of each Revolving Credit Loan hereunder shall be deemed to be a representation and warranty by the Borrower on the date of such Revolving Credit Loan as to the facts specified in clauses (a), (b), (c) and (d) of this Section 3.02.

     Section 3.03 Swing Line Loans. The obligation of the Swing Line Lender to make a Swing Line Loan is subject to the satisfaction of the following conditions:

     (a) the fact that, immediately after giving effect to such Swing Line Loan,
(i) the Total Outstandings will not exceed the aggregate amount of the Revolving Credit Commitments and (ii) the aggregate principal amount of all outstanding Swing Line Loans will not exceed the amount of the Swing Line Commitment;

     (b) the fact that, immediately before and immediately after giving effect to such Swing Line Loan, no Default or Event of Default shall have occurred and be continuing; and

     (c) the fact that each of the representations and warranties made by the Borrower and/or any Subsidiary in this Agreement and/or in any other Loan Document shall be true in all material respects on and as of the date of such Swing Line Loan; and

     (d) the fact that since December 31, 2001, there has been no change or event that has caused a Material Adverse Effect.

     The acceptance of the proceeds of each Swing Line Loan hereunder shall be deemed to be a representation and warranty by the Borrower on the date of such Swing Line Loan as to the facts specified in clauses (a), (b), (c) and (d) of this Section 3.03.

     Section 3.04 Letters of Credit. The obligation of the Letter of Credit Issuer to issue, amend or extend a Letter of Credit is subject to the satisfaction of the following conditions:

     (a) the fact that, immediately after giving effect to such Letter of Credit, (i) the Total Outstandings will not exceed the aggregate amount of the Revolving Credit Commitments and (ii) the Letter of Credit Outstandings will not exceed the amount of the Letter of Credit Sublimit;

     (b) the fact that, immediately before and immediately after giving effect to such Letter of Credit, no Default or Event of Default shall have occurred and be continuing;

     (c) the fact that each of the representations and warranties made by the Borrower and/or any Subsidiary in this Agreement and/or in any other Loan
Document shall be true and correct in all material respects on and as of the date of the issuance of such Letter of Credit; and

     (d) the fact that since December 31, 2001, there has been no change or event that has caused a Material Adverse Effect.

     The issuance of an Issuance Request by the Borrower shall be deemed to be a representation and warranty by the Borrower on the date of the issuance of the applicable Letter of Credit as to the facts specified in clauses (a), (b), (c) and (d) of this Section 3.04.

                                   ARTICLE IV
                         REPRESENTATIONS AND WARRANTIES

     The Borrower represents and warrants that:

     Section 4.01......Corporate  Existence  and Power.  The  Borrower  (i) is a
corporation duly incorporated, validly existing and in good standing under the laws of the State of Missouri, (ii) has all corporate powers required to carry on its business as now conducted and (iii) has all governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted, except where the failure to have such governmental licenses, authorizations, consents or approvals could not reasonably be expected to have a Material Adverse Effect.

     Section 4.02 Corporate and Governmental Authorization; No Contravention. The execution, delivery and performance by the Borrower of this Agreement, the Notes and the Reimbursement Agreements are within the Borrower's corporate powers, have been duly authorized by all necessary corporate action, require no action by or in respect of, or filing with, any governmental body, agency or official, except for such filings, if any, required to be filed with the Securities and Exchange Commission or any state securities regulatory authority as a result of the execution of this Agreement, and do not contravene, or constitute a default under, any provision of applicable law or regulation or of the articles of incorporation or by-laws of the Borrower or of any judgment, injunction, order or decree, or of any material agreement or other material instrument binding upon the Borrower or result in the creation or imposition of any Lien on any material asset of the Borrower or any of its Subsidiaries.

     Section 4.03 Binding Effect. This Agreement constitutes a valid and binding agreement of the Borrower, and the Notes and Reimbursement Agreements, when executed and delivered in accordance with this Agreement, will constitute valid and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms.

     Section 4.04 Financial Information.

     (a) The audited consolidated balance sheets of the Borrower and its Subsidiaries as of December 31, 2001, and the related consolidated statements of earnings, cash flows and shareholders' equity for the Fiscal Year then ended, set forth in the Borrower's annual report on Form 10-K, a copy of which annual report has been delivered to each of the Banks, fairly present, in conformity with GAAP, the consolidated financial position of the Borrower and its Subsidiaries as of such date and their consolidated results of operations and cash flows for such Fiscal Year.

     (b) The unaudited consolidated balance sheets of the Borrower and its Subsidiaries as of March 31, 2002, and the related consolidated statements of earnings, cash flows and shareholders' equity for the Fiscal Quarter then ended, set forth in the Borrower's quarterly report on Form 10-Q, a copy of which annual report has been delivered to each of the Banks, fairly present, in conformity with GAAP, the consolidated financial position of the Borrower and its Subsidiaries as of such date and their consolidated results of operations and cash flows for such Fiscal Quarter.

     (c) Since December 31, 2001, there has been no material adverse change in the business, financial position or results of operations of the Borrower and its Subsidiaries, considered as a whole.

     Section 4.05 Litigation. Except as described on Schedule 4.05 attached hereto, there is no action, suit or proceeding pending against, or to the knowledge of a Financial Officer of the Borrower threatened against or affecting, the Borrower or any of its Subsidiaries before any court or arbitrator or any governmental body, agency or official in which there is a reasonable possibility of an adverse decision which could have a Material Adverse Effect or which in any manner draws into question the validity of this Agreement or any of the other Loan Documents.

     Section 4.06 Compliance with ERISA. Each member of the ERISA Group has fulfilled its obligations under the minimum funding standards of ERISA and the Internal Revenue Code with respect to each Plan and is in compliance in all material respects with the presently applicable provisions of ERISA and the Internal Revenue Code with respect to each Plan. Except as described on Schedule
4.06 attached hereto, no member of the ERISA Group has (i) sought a waiver of the minimum funding standard under Section 412 of the Internal Revenue Code in respect of any Plan, (ii) failed to make any contribution or payment to any Plan or Multiemployer Plan or in respect of any Benefit Arrangement, or made any amendment to any Plan or Benefit Arrangement, which has resulted or could result in the imposition of a Lien or the posting of a bond or other security under ERISA or the Internal Revenue Code or (iii) incurred any liability under Title IV of ERISA other than a liability to the PBGC for premiums under Section 4007 of ERISA.

     Section 4.07 Environmental Matters. In the ordinary course of its business, the Borrower conducts a review at such times as it deems prudent of the effect of Environmental Laws on the properties of the Borrower and its Subsidiaries, in the course of which it identifies and evaluates associated liabilities and costs (including, without limitation, any capital or operating expenditures required for clean-up or closure of properties presently or previously owned, any capital or operating expenditures required to achieve or maintain compliance with environmental protection standards imposed by law or as a condition of any license, permit or contract, any related constraints on operating activities, including any periodic or permanent shutdown of any facility or reduction in the level of or change in the nature of operations conducted thereat and any actual or potential liabilities to third parties, including employees, and any related costs and expenses). On the basis of this review, the Borrower has reasonably concluded that Environmental Laws are unlikely to have a Material Adverse Effect.

     Section 4.08 Taxes. The Borrower and its Subsidiaries have filed all United States Federal income tax returns and all other material income tax returns which are required to be filed by them, taking into account any filing extensions for any such returns, and have paid all taxes due pursuant to such returns or pursuant to any assessment received by the Borrower or any of its Subsidiaries except such taxes or assessments, if any, as are being contested in good faith by appropriate proceedings being diligently conducted for which adequate reserves have been established as required by GAAP. The charges, accruals and reserves on the books of the Borrower and its Subsidiaries in respect of taxes or other governmental charges are, in the opinion of the Borrower, adequate.

     Section 4.09 Subsidiaries. Schedule 4.09 attached hereto contains an accurate list of all of the Borrower's Subsidiaries, setting forth their respective jurisdictions of incorporation or organization and the percentage of their capital stock or other ownership interests owned by the Borrower or other Subsidiaries. Each of the Borrower's Subsidiaries is a corporation, partnership, limited liability company or other entity duly incorporated or organized, validly existing and in good standing under the laws of its jurisdiction of incorporation or organization, and has all corporate, partnership or other powers and all governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted, except where the failure to have such governmental licenses, authorizations, consents and approvals could not reasonably be expected to have a Material Adverse Effect. The execution, delivery and performance by the Guarantor Subsidiaries of the Guaranty are within each Guarantor Subsidiary's corporate, partnership or limited liability company, as the case may be, powers, have been duly authorized by all necessary corporate, partnership or limited liability company, as the case may be, action, require no action by or in respect of, or filing with, any governmental body, agency or official and do not contravene, or constitute a default under, any provision of applicable law or regulation or of the certificate or articles of incorporation, by-laws, partnership agreement, certificate or articles of organization, operating agreement or other organizational documents, as applicable, of any Guarantor Subsidiary or of any judgment, injunction, order or decree, or of any material agreement or other material instrument binding upon any Guarantor Subsidiary or result in the creation or imposition of any Lien on any material asset of any Guarantor Subsidiary.

     Section 4.10 Full Disclosure. All information heretofore furnished in writing by the Borrower to the Administrative Agent or any Bank for purposes of or in connection with this Agreement or any transaction contemplated hereby is, and all such information hereafter furnished in writing by the Borrower to the Administrative Agent or any Bank will be, true and accurate in all material respects on the date as of which such information is stated or certified. The Borrower has disclosed to the Banks in writing any and all facts which have or could reasonably be expected to have a Material Adverse Effect.

     Section 4.11 Compliance With Laws. Neither the Borrower nor any Subsidiary is in violation of any applicable law, rule, regulation or ordinance of any Governmental Authority, a violation of which could reasonably be expected to have a Material Adverse Effect. The Borrower and its Subsidiaries have and are in full compliance with and in good standing with respect to all governmental and/or regulatory permits, licenses, certificates, consents and franchises necessary to continue to conduct their respective businesses as previously conducted by them and to own or lease and operate their respective properties and assets as now owned or leased by them, the failure to have or noncompliance with which could reasonably be expected to have a Material Adverse Effect. No order, consent, approval, license, authorization or validation of, or filing, recording or registration with, or exemption by, any governmental, regulatory, administrative or public body or authority, or any subdivision thereof, or any other Person is required to authorize, or is required in connection with, the execution, delivery or performance of, or the legality, validity, binding effect or enforceability of, any of the Loan Documents.

     Section 4.12 Title to Property. Except as disclosed on Schedule 5.10 attached hereto, the Borrower and its Subsidiaries are the sole owners of, or have the legal right to use and occupy, all property and assets which they claim to own or which is necessary for them to conduct their respective businesses, and all of such property and assets are free and clear of all Liens other than Liens permitted by Section 5.10. The Borrower and its Subsidiaries enjoy peaceful and undisturbed possession in all material respects under all leases under which they are operating as a lessee.

     Section 4.13 Regulation U. The Borrower is not engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U of The Board of Governors of the Federal Reserve System, as amended) and no part of the proceeds of any Loan will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately (a) to purchase or carry margin stock or to extend credit to others for the purpose of purchasing or carrying margin stock, or to refund or repay indebtedness originally incurred for such purpose or (b) for any purpose which entails a violation of, or which is inconsistent with, the provisions of any of the Regulations of The Board of Governors of the Federal Reserve System, including, without limitation, Regulations U, T or X thereof, as amended. If requested by the Administrative Agent, the Borrower shall furnish to the Administrative Agent a statement in conformity with the requirements of Federal Reserve Form U-1 referred to in Regulation U.

     Section 4.14 Investment Company Act of 1940; Public Utility Holding Company Act of 1935. The Borrower is not an "investment company" as that term is defined in, and is not otherwise subject to regulation under, the Investment Company Act of 1940, as amended. The Borrower is not a "holding company" as that term is defined in, and is not otherwise subject to regulation under, the Public Utility Holding Company Act of 1935, as amended.

     Section 4.15 No Default. No Default or Event of Default under this Agreement has occurred and is continuing. There is no existing default or event of default under or with respect to any indenture, contract, agreement, lease or other instrument to which the Borrower or any Subsidiary is a party or by which any property or assets of the Borrower or any Subsidiary is bound or affected, a default under which could reasonably be expected to have a Material Adverse Effect.

                                    ARTICLE V
                                    COVENANTS

     The Borrower agrees that, so long as any Revolving Credit Commitment, Swing Line Commitment, Loan or Letter of Credit remains outstanding hereunder or any amount payable under any of the Loan Documents remains unpaid, unless the prior written consent of the Required Banks is obtained:

     Section 5.01 Information. The Borrower will deliver to each of the Banks:

     (a) as soon as available and in any event within one hundred twenty (120) days after the end of each Fiscal Year, audited consolidated balance sheets of the Borrower and its Subsidiaries as of the end of such Fiscal Year and the related consolidated statements of earnings, cash flows and shareholders' equity for such Fiscal Year, setting forth in each case in comparative form the figures for the previous Fiscal Year (or in lieu thereof the Form 10-K of the Borrower filed with the Securities and Exchange Commission for such Fiscal Year), all reported on by independent public accountants of nationally recognized standing in a manner acceptable to the Securities and Exchange Commission;

     (b) as soon as available and in any event within 45 days after the end of each Fiscal Quarter (other than the last Fiscal Quarter of each Fiscal Year), consolidated balance sheets of the Borrower and its Subsidiaries as of the end of such Fiscal Quarter and the related consolidated statements of earnings, cash flows and shareholders' equity for such Fiscal Quarter and for the portion of the Fiscal Year ended at the end of such Fiscal Quarter, setting forth in each case in comparative form the figures for the corresponding Fiscal Quarter and the corresponding portion of the previous Fiscal Year (or in lieu thereof the Form 10-Q of the Borrower filed with the Securities and Exchange Commission for such Fiscal Quarter), all certified (subject to normal year-end adjustments and without footnotes) as to fairness of presentation, GAAP and consistency by a Financial Officer of the Borrower;

     (c) simultaneously with the delivery of each set of financial statements referred to in clauses (a) and (b) above, a certificate in the form of Exhibit G attached hereto ("Compliance Certificate") executed by a Financial Officer of the Borrower (i) setting forth in reasonable detail the calculations required to establish whether the Borrower was in compliance with the requirements of Sections 5.05, 5.06, 5.07 and 5.08 on the date of such financial statements and
(ii) stating whether any Default or Event of Default exists on the date of such certificate and, if any Default or Event of Default then exists, setting forth the details thereof and the action which the Borrower is taking or proposes to take with respect thereto;

     (d) within five (5) days after any officer of the Borrower obtains knowledge of any Default or Event of Default, if such Default or Event of Default is then continuing, a certificate of a Financial Officer setting forth the details thereof and the action which the Borrower is taking or proposes to take with respect thereto;

     (e) promptly upon the mailing thereof to the shareholders of the Borrower generally, copies of all financial statements, reports and proxy statements so mailed;

     (f) promptly upon the filing thereof, copies of all registration statements (other than the exhibits thereto and any registration statements on Form S-8 or its equivalent) and reports on Forms 10-K, 10-Q and 8-K (or their equivalents) which the Borrower shall have filed with the Securities and Exchange Commission;

     (g) if and when any member of the ERISA Group (i) gives or is required to give notice to the PBGC of any "reportable event" (as defined in Section 4043 of ERISA) with respect to any Plan which would constitute grounds for a termination of such Plan under Title IV of ERISA, or knows that the plan administrator of any Plan has given or is required to give notice of any such reportable event, a copy of the notice of such reportable event given or required to be given to the PBGC; (ii) receives notice of complete or partial withdrawal liability under Title IV of ERISA or notice that any Multiemployer Plan is in reorganization, is insolvent or has been terminated, a copy of such notice; (iii) receives notice from the PBGC under Title IV of ERISA of an intent to terminate, impose liability (other than for premiums under Section 4007 of ERISA) in respect of, or appoint a trustee to administer any Plan, a copy of such notice; (iv) applies for a waiver of the minimum funding standard under Section 412 of the Internal Revenue Code, a copy of such application; (v) gives notice of intent to terminate any Plan under Section 4041(c) of ERISA, a copy of such notice and other information filed with the PBGC; (vi) gives notice of withdrawal from any Plan pursuant to Section 4063 of ERISA, a copy of such notice; or (vii) fails to make any payment or contribution to any Plan or Multiemployer Plan or makes any amendment to any Plan which has resulted or could result in the imposition of a Lien or the posting of a bond or other security, a certificate of the Financial Officer of the Borrower setting forth details as to such occurrence and action, if any, which the Borrower or applicable member of the ERISA Group is required or proposes to take;

     (h) from time to time such additional information regarding the financial position or business of the Borrower and its Subsidiaries as the Administrative Agent, at the request of any Bank, may reasonably request; provided, however, that if such additional information is non-public proprietary and confidential information of the Borrower or any Subsidiary, the Borrower may require a confidentiality agreement reasonably acceptable to the Borrower from such Bank prior to providing such information to such Bank; and

     (i)  prior  to  or  contemporaneously  with  the  creation,   formation  or
acquisition thereof, written notice of the creation, formation or acquisition of any Subsidiary.

     Section 5.02     Maintenance of Property; Insurance.

     (a) The Borrower will cause all property used or useful in the conduct of its business or the business of any Subsidiary to be maintained and kept in good condition, repair and working order in all material respects and supplied with all necessary equipment and will cause to be made all necessary repairs, renewals, replacements, betterments and improvements thereof, all as in the judgment of the Borrower may be necessary so that the business carried on in connection therewith may be properly and advantageously conducted at all times; provided, however, that nothing in this Section shall prevent the Borrower from discontinuing the operation or maintenance of any of such properties if such discontinuance is, in the judgment of the Borrower, desirable in the conduct of its business or the business of any Subsidiary and not disadvantageous in any material respect to the Banks.

     (b) The Borrower will, and will cause each of its Subsidiaries to, maintain (either in the name of the Borrower or in such Subsidiary's own name) insurance on such of their respective properties in such amounts and against such risks (and with such risk retention) as the Borrower, in the exercise of its reasonable judgment, deems necessary or appropriate.

     Section 5.03 Conduct of Business and Maintenance of Existence. The Borrower will, and will cause each Subsidiary to, substantially continue to engage in the same lines of business as the Borrower and its Subsidiaries are engaged in on the date of this Agreement or businesses ancillary thereto, and will preserve, renew and keep in full force and effect, and will cause each Subsidiary to preserve, renew and keep in full force and effect their respective corporate, partnership, limited liability company or other entity existence and their respective rights, privileges and franchises necessary or desirable in the normal conduct of business, provided, however, that the Borrower shall not be required to preserve any such right or franchise if the Board of Directors shall determine that the preservation thereof is no longer desirable in the conduct of the business of the Borrower and that the loss thereof is not disadvantageous in any material respect to the Banks.

     Section 5.04 Compliance with Laws. The Borrower will comply, and cause each Subsidiary to comply, with all applicable laws, ordinances, rules, regulations, and requirements of Governmental Authorities (including, without limitation, Environmental Laws and ERISA and the rules and regulations thereunder) except where the necessity of compliance therewith is contested in good faith by appropriate proceedings being diligently conducted and except where the failure to comply will not have a Material Adverse Effect.

     Section 5.05 Maximum Consolidated Leverage Ratio. The Borrower will have a Consolidated Leverage Ratio of not more than 2.5 to 1.0 as of the last day of each Fiscal Quarter commencing with the Fiscal Quarter ended June 30, 2002.

     Section 5.06 Minimum Consolidated Fixed Charge Coverage Ratio. The Borrower will have a Consolidated Fixed Charge Coverage Ratio of at least 2.75 to 1.0 for each four (4) consecutive Fiscal Quarter period commencing with the four (4) consecutive Fiscal Quarter period ended June 30, 2002.

     Section 5.07 Minimum Consolidated Tangible Net Worth. The Borrower will all times have a Consolidated Tangible Net Worth of not less than the sum of (A) $500,186,351 plus (B) 50% of Consolidated Net Income (with no deductions for losses) during each Fiscal Quarter ending on or after the date of this Agreement, such required increases to be cumulative for each such Fiscal Quarter plus (C) one hundred percent (100%) of the net proceeds received by the Borrower on or after Effective Date from the issuance of any capital stock of other equity interests of the Borrower.

     Section 5.08 Maximum Consolidated Synthetic Lease Obligations. The Borrower will not cause or permit the aggregate amount of Consolidated Synthetic Lease Obligations to exceed the sum of $60,000,000 at any one time outstanding.

     Section 5.09 Limitation on Debt. The Borrower will not, nor will it permit any of its Subsidiaries to, incur or at any time be liable with respect to any Debt except:

     (a) Debt outstanding on the on the Effective Date and described on Schedule
5.09 attached hereto;

     (b) the Borrower may incur Debt after the Effective Date if, after giving effect thereto (assuming such Debt was incurred on the last day of the immediately preceding Fiscal Quarter), the Consolidated Leverage Ratio would not be more than 2.5 to 1.00;

     (c) .Debt of any Subsidiary incurred after the Effective Date and owing to the Borrower or any wholly-owned Subsidiary;

     (d) Debt of the Borrower or any Subsidiary incurred after the Effective Date which is secured by a Lien permitted by Sections 5.10(a) through 5.10(d), inclusive, and

     (e) the Subsidiaries may incur Debt hereafter not otherwise permitted by the foregoing clauses if, (i) after giving effect thereto, the aggregate amount of Debt under this clause (e) does not exceed 5% of Consolidated Net Worth determined as of the most recently-ended Fiscal Quarter and (ii) after giving effect thereto (assuming such Debt was incurred on the last day of the immediately preceding Fiscal Quarter), the Consolidated Leverage Ratio would not be more than 2.5 to 1.00.

     Section 5.10 Negative Pledge. Neither the Borrower nor any Subsidiary shall incur or suffer to exist any Lien, except:

     (a) Liens existing on the Effective Date and described on Schedule 5.10 attached hereto;

     (b) Liens to secure Debt incurred to extend, renew, refinance or refund (or successive extensions, renewals, refinancing or refundings), in whole or in part, Debt secured by any Lien referred to in the foregoing clause (a) as long as such Lien does not extend to any other property and the original amount of the Debt so secured is not increased;

     (c) Liens (including, but not limited to, judgments and judicial attachment liens the enforcement of which is effectively stayed) arising in the ordinary course of its business which (i) do not secure Debt, (ii) do not secure any contingent or fixed obligation in an amount exceeding $10,000,000 and (iii) do not in the aggregate materially detract from the value of its assets or materially impair the use thereof in the operation of its business;

     (d) Liens (including Capitalized Leases) not otherwise permitted by the foregoing clauses of this Section securing Debt incurred after the Effective Date if, after giving effect thereto, the aggregate amount of Debt under this clause (d) so secured does not exceed 10% of Consolidated Net Worth determined as of the most recently-ended Fiscal Quarter; and

     (e) Liens against leased equipment arising from precautionary UCC-1 financing statements regarding operating leases entered into by Borrower and/or any Subsidiary in the ordinary course of business.


     Section 5.11      Consolidations, Mergers and Sales of Assets.

     (a) Neither the Borrower nor any Subsidiary will consolidate or merge with or into any other Person unless (i) the Borrower is the corporation surviving such merger or, in the case of any Subsidiary consolidating or merging with a Person other than the Borrower, the surviving entity is a Subsidiary and (ii) immediately after giving effect to such merger, no Default or Event of Default shall have occurred and be continuing.

     (b) Other than (i) sales of inventory and worn or obsolete equipment in the ordinary course of business and (ii) Sale and Leaseback Transactions entered into by the Borrower or a Subsidiary solely with respect to real property acquired by the Borrower or the applicable Subsidiary from an unrelated third party after the Effective Date, the Borrower will not, and will not permit any Subsidiary to, sell, lease (as lessor) or otherwise transfer, directly or indirectly, any property, unless the aggregate book value of such property as shown by the accounting books and records of the Borrower, together with the aggregate book value of all other property as shown by the accounting books and records of the Borrower sold, leased or otherwise transferred pursuant to this subsection (b) after the Effective Date, does not exceed 10% of Consolidated Net Worth determined as of the most recently-ended Fiscal Quarter.

     (c) The Borrower will not, and will not permit any Subsidiary to, sell, transfer or otherwise dispose of the capital stock, partnership interests, membership interests or other equity interests of any of its respective Subsidiaries.

     Section 5.12 Transactions with Affiliates. The Borrower will not, and will not permit any Subsidiary to, directly or indirectly, enter into any material transaction with any Affiliate (other than a transaction between the Borrower and any Subsidiary or a transaction between Subsidiaries) which transaction is not on terms and conditions at least as favorable to the Borrower or such Subsidiary as the terms and conditions which would apply in a similar transaction with a Person not an Affiliate (an "Arm's-Length Transaction"). Any material transaction with any Affiliate shall be deemed to be an Arm's-Length Transaction if approved by (a) a majority of the Borrower's directors who are unaffiliated with such Affiliate or (b) a majority of the members of any committee of the Board of Directors of the Borrower who are unaffiliated with such Affiliate.

     Section 5.13 Use of Proceeds. The proceeds of the Loans shall be used solely to refinance certain existing indebtedness of the Borrower, to finance Permitted Acquisitions and for general corporate and working capital purposes. The proceeds of the Loans made, and the Letters of Credit issued, will not be used by the Borrower, directly or indirectly, in any manner in contravention of Regulation U.

     Section 5.14 Limitation on Certain Covenants and Restrictions. The Borrower will not, and will not permit any Subsidiary to, enter into or permit to exist any agreement with any Person which prohibits or limits the ability of any Subsidiary to (a) declare or pay any dividend to Borrower or (b) make any loan to or Investment in the Borrower or any other Subsidiary; provided that this clause (b) shall not prohibit agreements between the Borrower or any Subsidiary and any Person which require that transactions with any Affiliate (i) be on an "arm's-length" basis, (ii) be approved by the disinterested directors of the Board of Directors, or (iii) be subject to any substantive or procedural requirements substantially similar to clause (i) or (ii) above.

     Section 5.15 Acquisitions. The Borrower will not, and it will not cause or permit any Subsidiary to, consummate any Acquisitions other than Permitted Acquisitions.

     Section 5.16 Subsidiaries. If Borrower or any Subsidiary creates, forms or acquires any Subsidiary on or after the date of this Agreement, Borrower or such Subsidiary, as the case may be, will, contemporaneously with the creation, formation or acquisition of such Subsidiary, cause such Subsidiary to guaranty the payment and performance of all of the Obligations pursuant to a Guarantee in the form of the Guaranty.

                                   ARTICLE VI
                                    DEFAULTS

     Section 6.01 Events of Default. If one or more of the following events ("Events of Default") shall have occurred and be continuing:

     (a) the Borrower shall fail to pay when due any principal of any Loan or Letter of Credit Obligation, or shall fail to pay within three (3) Business Days of the due date thereof any interest on any Loan, any fees or any other amount payable hereunder; or

     (b) the Borrower shall fail to observe or perform any covenant contained in Sections 5.05, 5.06, 5.07, 5.08, 5.09, 5.10, 5.11, 5.13, 5.14, 5.15 and/or 5.16;
or

     (c) the Borrower shall fail to observe or perform any covenant or agreement contained in this Agreement or any other Loan Document (other than those covered by clause (a) or (b) above) for 30 days after the earlier of (i) a Financial Officer of the Borrower has actual knowledge thereof or (ii) written notice thereof has been given to the Borrower by the Administrative Agent at the request of any Bank; or

     (d) any representation, warranty, certification or statement made by the Borrower or any Subsidiary in this Agreement or in any other Loan Document or in any certificate, financial statement or other written document delivered pursuant to this Agreement or any other Loan Document shall prove to have been incorrect in any material respect when made (or deemed made); or

     (e) the Borrower or any Subsidiary shall fail to make payment of any Material Debt or any Material Synthetic Lease Obligation when due or within any applicable grace period; or

     (f) any event or condition shall occur which results in the acceleration of the maturity of any Material Debt or any Material Synthetic Lease Obligation or enables any holder of any such Material Debt or Material Synthetic Lease Obligation or any Person acting on such holder's behalf to accelerate the maturity thereof; or

     (g) the Borrower or any Subsidiary shall commence a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to itself or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or shall consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or shall make a general assignment for the benefit of creditors, or shall take any corporate action to authorize any of the foregoing; or

     (h) an involuntary case or other proceeding shall be commenced against the Borrower or any Subsidiary seeking liquidation, reorganization or other relief with respect to it or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, and such involuntary case or other proceeding shall remain undismissed and unstayed for a period of 60 days; or an order for relief shall be entered against the Borrower or any Subsidiary under the federal bankruptcy laws as now or hereafter in effect; or

     (i) any member of the ERISA Group shall fail to pay when due an amount or amounts aggregating in excess of $10,000,000 which it shall have become liable to pay under Title IV of ERISA; or notice of intent to terminate a Material Plan shall be filed under Title IV of ERISA by any member of the ERISA Group, any plan administrator or any combination of the foregoing; or the PBGC shall institute proceedings under Title IV of ERISA to terminate, to impose liability (other than for premiums under Section 4007 of ERISA) in respect of, or to cause a trustee to be appointed to administer any Material Plan; or a condition shall exist by reason of which the PBGC would be entitled to obtain a decree adjudicating that any Material Plan must be terminated; or there shall occur a complete or partial withdrawal from, or a default, within the meaning of Section 4219(c)(5) of ERISA, with respect to, one or more Multiemployer Plans which could cause one or more members of the ERISA Group to incur a current payment obligation in excess of $10,000,000; or

     (j) a judgment or order (i) for the payment of money in excess of $10,000,000 or (ii) that would otherwise result in a Material Adverse Effect shall be rendered against the Borrower or any Subsidiary and such judgment or order shall continue unsatisfied and unstayed for a period of 30 days; or

     (k) any person or group of persons (within the meaning of Section 13 or 14 of the Securities Exchange Act of 1934, as amended) shall have acquired beneficial ownership (within the meaning of Rule 13d-3 promulgated by the Securities and Exchange Commission under said Act) of 30% or more in voting power of the outstanding Voting Stock of the Borrower; or, during any period of 24 consecutive calendar months, a majority of the board of directors of the Borrower does not consist of individuals who were (i) directors of the Borrower on the first day of such period, (ii) directors who were selected or whose nomination for election was approved by a vote of at least a majority of the directors then still in office referred to in clause (i) above, or (iii) directors who were selected or whose nomination for election was approved by a vote of at least a majority of the board consisting of directors still in office described in clauses (i) and (ii) above or this clause (iii); or

     (l) the Borrower shall repudiate, or shall challenge the validity or enforceability of its obligations under the Loan Documents or for any reason any of the Loan Documents shall cease to be in full force and effect; or

     (m) the Guaranty shall at any time for any reason cease to be in full force and effect or shall be declared to be null and void by a court of competent jurisdiction, or if the validity or enforceability of the Guaranty shall be contested or denied by any Guarantor Subsidiary, or if any Guarantor Subsidiary shall revoke, or deny that it has any further liability or obligation under, the Guaranty or if any Guarantor Subsidiary shall fail to comply with or observe any of the terms, provisions or conditions contained in the Guaranty;

then, and in every such event, the Administrative Agent shall (i) if requested by the Required Banks, by notice to the Borrower terminate the Revolving Credit Commitments and the Swing Line Commitment and they shall thereupon terminate and
(ii) if requested by the Required Banks, by notice to the Borrower declare the Notes (together with accrued interest thereon) to be, and the Notes shall thereupon become, immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower; provided that in the case of any of the Events of Default specified in clause (g) or (h) above with respect to the Borrower, without any notice to the Borrower or any other act by the Administrative Agent or the Banks, the Revolving Credit Commitments and the Swing Line Commitment shall thereupon terminate and the Notes (together with accrued interest thereon) shall become immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower. Upon the occurrence of any of the foregoing, the Borrower shall immediately deposit with the Administrative Agent as cash collateral to secure all Letter of Credit Obligations an amount in immediately available funds equal to the undrawn portion of all Letters of Credit then outstanding.

     Section 6.02 Notice of Default. The Administrative Agent shall give notice to the Borrower under Section 6.01(c) promptly upon being requested to do so by any Bank and shall thereupon notify all the Banks thereof.

                                   ARTICLE VII
              THE ADMINISTRATIVE AGENT AND LETTER OF CREDIT ISSUER

     Section 7.01 Appointment. The Banks hereby appoint the Administrative Agent to act as specified herein and in the Loan Documents. Each Bank hereby irrevocably authorizes and each holder of any Note by the acceptance of such Note shall be deemed to irrevocably authorize the Administrative Agent to take such action on its behalf under the provisions hereof, the Loan Documents (including, without limitation, to give notices and take such actions on behalf of the Required Banks as are consented to in writing by the Required Banks) and any other instruments, documents and agreements referred to herein or therein and to exercise such powers hereunder and thereunder as are specifically delegated to the Administrative Agent by the terms hereof and thereof and such other powers as are reasonably incidental thereto. The Administrative Agent may perform any of its duties hereunder and under the Loan Documents, by or through its officers, directors, agents, employees or affiliates.

     Section 7.02 Nature of Duties. No Administrative Agent-Related Person shall have duties or responsibilities except those expressly set forth in this Agreement. The duties of the Administrative Agent shall be mechanical and administrative in nature. EACH BANK HEREBY ACKNOWLEDGES AND AGREES THAT THE
ADMINISTRATIVE AGENT SHALL NOT HAVE, BY REASON OF THIS AGREEMENT OR ANY LOAN DOCUMENTS, A FIDUCIARY RELATIONSHIP TO OR IN RESPECT OF ANY BANK. Nothing in this Agreement or in any Loan Document, expressed or implied, is intended to or shall be so construed as to impose upon any Administrative Agent-Related Person any obligations in respect of the Agreement or any Loan Document except as expressly set forth herein or therein. Each Bank shall make its own independent investigation of the financial condition and affairs of the Borrower in connection with the making and the continuance of the Loans hereunder and shall make its own appraisal of the creditworthiness of the Borrower, and, except as expressly set forth herein, no Administrative Agent-Related Person shall have any duty or responsibility, either initially or on a continuing basis, to provide any Bank with any credit or other information with respect thereto, whether coming into its possession before making of the Loans or at any time or times thereafter. The Administrative Agent will promptly notify each Bank at any time that the Required Banks have instructed it to act or refrain from acting pursuant to Article VI.

     Section 7.03 Exculpation Rights, Etc. Neither the Administrative Agent nor any of its officers, directors, Administrative Agents, employees, affiliates or any Administrative Agent-Related Person shall be liable for any action taken or omitted by them hereunder or under any Loan Document or in connection herewith or therewith, unless caused by its or their gross negligence or willful misconduct. No Administrative Agent-Related Person shall be responsible to any Bank for any recitals, statements, representations or warranties herein or for the execution, effectiveness, genuineness, validity, enforceability, collectibility, or sufficiency of this Agreement or any Loan Document or any other document or the financial condition of the Borrower. No Administrative Agent-Related Person shall be required to make any inquiry concerning either the performance or observance of any of the terms, provisions or conditions of this Agreement or any Loan Document or any other document or the financial condition of the Borrower, or the existence or possible existence of any Default or Event of Default, unless requested to do so by the Required Banks. The Administrative Agent may at any time request instructions from the Banks with respect to any actions or approvals (including the failure to act or approve) which by the terms of this Agreement or the Loan Documents, the Administrative Agent is permitted or required to take or to grant, and if such instructions are requested, the Administrative Agent shall be absolutely entitled to refrain from taking any action or to withhold any approval and shall not be under any liability whatsoever to any person for refraining from any action or withholding any approval under this Agreement or any Loan Document until it shall have received such instructions from the Required Banks. Without limiting the foregoing, no Bank shall have any right of action whatsoever against any Administrative Agent-Related Person as a result of such Administrative Agent-Related Person acting, approving or refraining from acting or approving under any of the Loan Documents in accordance with the instructions of the Required Banks or, to the extent required by Section 9.05, all of the Banks.

     Section 7.04 Reliance. The Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any notice, writing, resolution notice, statement, certificate, order or other document or any telephone, telex, teletype or telecopier message believed by it to be genuine and correct and to have been signed, sent or made by the proper Person, and, with respect to all matters pertaining herein or to any Loan Document and its duties hereunder to thereunder, upon advice of counsel selected by the Administrative Agent.

     Section 7.05 Indemnification. To the extent any Administrative Agent-Related Person is not reimbursed and indemnified by the Borrower, the Banks will reimburse and indemnify each Administrative Agent-Related Person for and against any and all liabilities, obligations, losses, damages, claims, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against any Administrative Agent-Related Person in any way relating to or arising out of this Agreement or any Loan Document or any action taken or omitted by any Administrative Agent-Related Person under this Agreement or any Loan Document, in proportion to each Bank's Revolving Credit Commitment Percentage; provided, however, that no Bank shall be liable to an Agent-Related Person for any portion of such liabilities, obligations, losses, damages, claims, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from such Agent-Related Person's gross negligence or willful misconduct. The obligations of the Banks under this Section 7.05 shall survive the payment in full of the Notes and the termination of this Agreement.

     Section 7.06 Administrative Agent In Its Individual Capacity. With respect to its Loans, its Revolving Credit Commitment and its Swing Line Commitment (and its Revolving Credit Commitment Percentage), the Administrative Agent shall have and may exercise the same rights and powers hereunder and is subject to the same obligations and liabilities as and, to the extent set forth herein, for any other Bank or holder of obligations hereunder. The terms "Banks", "holder of obligations" or "Required Banks" or any similar term shall, unless the context clearly otherwise indicates, include the Administrative Agent in its individual capacity as a Bank, one of the Required Banks or a holder of obligations hereunder. The Administrative Agent may accept deposits from, lend money to, and generally engage in any kind of banking, trust or other business with the Borrower or any Subsidiary or Affiliate of the Borrower as if it were not acting as the Administrative Agent hereunder or under the Loan Documents, including, without limitation, the acceptance of fees or other consideration for services without having to account for the same to any of the Banks.

     Section 7.07 Notice of Default. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default hereunder unless the Administrative Agent has received written notice from a Bank or the Borrower referring to this Agreement describing such Default or Event of Default and stating that such notice is a "notice of default." In the event that the Administrative Agent receives such a notice, the Administrative Agent shall give prompt notice thereof to the Banks.

     Section 7.08 Holders of Obligations. The Administrative Agent may deem and treat the payee of any obligation hereunder as reflected on the books and records of the Administrative Agent as the owner thereof for all purposes hereof unless and until a written notice of the assignment or transfer thereof shall have been filed with the Administrative Agent pursuant to Section 9.06(c). Any request, authority or consent of any Person who, at the time of making such request or giving such authority or consent, is the holder of any obligation hereunder shall be conclusive and binding on any subsequent holder, transferee or assignee of such obligation or of any obligation or obligations granted in exchange therefor.

     Section 7.09      Resignation by the Administrative Agent.

     (a) The Administrative Agent may resign from the performance of all its functions and duties hereunder at any time by giving twenty (20) Business Days' prior written notice to the Borrower and the Banks. Such resignation shall take effect upon the acceptance by a successor the Administrative Agent of appointment pursuant to clauses (b) and (c) below or as otherwise provided below.

     (b) Upon any such notice of resignation, the Required Banks shall appoint a successor Administrative Agent who shall be reasonably satisfactory to the Borrower and shall be an incorporated bank or trust company with combined capital and surplus in excess of $250,000,000.

     (c) If a successor Administrative Agent shall not have been so appointed within said twenty (20) Business Day period, the Administrative Agent, with the consent of the Borrower (which consent shall not be unreasonably withheld), shall then appoint a successor Administrative Agent who shall serve as the Administrative Agent until such time, if any, as the Required Banks, with the consent of the Borrower (which consent shall not be unreasonably withheld), appoint a successor Administrative Agent as provided above.

     (d) If no successor Administrative Agent has been appointed pursuant to clause (b) or (c) by the twenty-fifth (25th) Business Day after the date such notice of resignation was given by Administrative Agent, Administrative Agent's resignation shall become effective and the Required Banks shall thereafter perform all the duties of Administrative Agent hereunder until such time, if any, as the Required Banks, with the consent of Borrower (which consent shall not be unreasonably withheld), appoint a successor Administrative Agent as provided above.

     (e) Notwithstanding the foregoing, no consent of the Borrower to any successor Administrative Agent shall be required if any Event of Default has occurred and is continuing.

     Section 7.10 Application of Article VII to Swing Line Lender and Letter of Credit Issuer. The provisions of this Article VII and the obligations of the Banks thereunder shall be deemed equally to apply to, and be for the benefit of, the Swing Line Lender, the Swing Line Lender-Related Persons, the Letter of Credit Issuer and the Letter of Credit Issuer-Related Persons in connection with their administration of the Swing Line Loans, the Letters of Credit, the Letter of Credit Obligations and the terms and provisions of Sections 2.02 and 2.16, to the same extent that such provisions apply to the Administrative Agent, the Administrative Agent-Related Persons, the Loans and the Obligations, mutatis mutandis.

     Section 7.11 Other Agents. Nothing in this Agreement shall impose on the Syndication Agent, the Documentation Agent or the Sole Lead Arranger, in such capacities, any duties or obligations.

                                  ARTICLE VIII
                             CHANGE IN CIRCUMSTANCES

     Section 8.01 Basis for Determining Interest Rate Inadequate or Unfair. If on or prior to the first day of any Interest Period for any LIBOR Borrowing:

     (a) the Administrative Agent is advised by Wells Fargo that deposits in dollars (in the applicable amounts) are not being offered to Wells Fargo in the relevant market for such Interest Period, or

     (b) Required Banks advise the Administrative Agent that the LIBOR Rate as determined by the Administrative Agent will not adequately and fairly reflect the cost to such Banks of funding their LIBOR Loans for such Interest Period, the Administrative Agent shall forthwith give notice thereof to the Borrower and the Banks, whereupon until the Administrative Agent notifies the Borrower that the circumstances giving rise to such suspension no longer exist, the obligations of the Banks to make LIBOR Loans shall be suspended. Unless the Borrower notifies the Administrative Agent at least two (2) Business Days before the date of any LIBOR Borrowing for which a Notice of Borrowing has previously been given that it elects not to borrow on such date, any such LIBOR Borrowing shall instead be made as a Base Rate Borrowing.

     Section 8.02 Illegality. If on or after the Effective Date, the adoption of any applicable law, rule or regulation, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its LIBOR Lending Office) with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall make it unlawful or impossible for any Bank (or its LIBOR Lending Office) to make, maintain or fund its LIBOR Loans and such Bank shall so notify the Administrative Agent, the Administrative Agent shall forthwith give notice thereof to the other Banks and the Borrower, whereupon until such Bank notifies the Borrower and the Administrative Agent that the circumstances giving rise to such suspension no longer exist, the obligation of such Bank to make LIBOR Loans shall be suspended. Before giving any notice to the Administrative Agent pursuant to this Section, such Bank shall designate a different LIBOR Lending Office if such designation will avoid the need for giving such notice and will not, in the judgment of such Bank, be otherwise disadvantageous to such Bank. If such Bank shall determine that it may not lawfully continue to maintain and fund any of its outstanding LIBOR Loans to maturity and shall so specify in such notice, the Borrower shall immediately prepay in full the then outstanding principal amount of each such LIBOR Loan, together with accrued interest thereon. Concurrently with prepaying each such LIBOR Loan, the Borrower shall borrow a Base Rate Loan in an equal principal amount from such Bank (on which interest and principal shall be payable contemporaneously with the related LIBOR Loans of the other Banks), and such Bank shall make such a Base Rate Loan.

     Section 8.03      Increased Cost and Reduced Return.

     (a) If on or after the Effective Date, the adoption of any applicable law, rule or regulation, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its Applicable Lending Office) with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency:

          (i) shall subject any Bank (or its Applicable Lending office) to any tax, duty or other charge with respect to its LIBOR Loans, its Note(s), its obligation to make LIBOR Loans or its Letter of Credit Obligations (collectively, its "Covered Credits"), or shall change the basis of taxation of payments to any Bank (or its Applicable Lending Office) of the principal of or interest on its LIBOR Loans or any other amounts due under this Agreement in respect of its Covered Credits (except for changes in the rate of franchise taxes or tax on the overall net income of such Bank or its Applicable Lending Office imposed by the jurisdiction in which such Bank's principal executive office or Applicable Lending Office is located); or

          (ii) shall impose, modify or deem applicable any reserve (including, without limitation, any such requirement imposed by the Board of Governors of the Federal Reserve System, but excluding with respect to any LIBOR Loan any such requirement included in an applicable LIBOR Reserve Percentage), special deposit, insurance assessment or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Bank (or its Applicable Lending Office) or shall impose on any Bank (or its Applicable Lending Office) or on the United States market for the London interbank market any other condition affecting its Covered Credits;

and the result of any of the foregoing is to increase the cost to such Bank (or its Applicable Lending Office) of making or maintaining any Covered Credits, or to reduce the amount of any sum received or receivable by such Bank (or its Applicable Lending Office) under this Agreement or under its Note(s) with respect thereto, by an amount deemed by such Bank to be material, then, within fifteen (15) days after demand by such Bank (with a copy to the Administrative Agent), the Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank for such increased cost or reduction.

     (b) If any Bank shall have determined that, after the Effective Date, the adoption of any applicable law, rule or regulation regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on capital of such Bank (or its Parent) as a consequence of such Bank's obligations hereunder to a level below that which such Bank (or its Parent) could have achieved but for such adoption, change, request or directive (taking into consideration its policies with respect to capital adequacy) by an amount deemed by such Bank to be material, then from time to time, within fifteen (15) days after demand by such Bank (with a copy to the Administrative Agent), the Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank (or its Parent) for such reduction.

     (c) Each Bank will promptly notify the Borrower and the Administrative Agent of any event of which it has knowledge, occurring after the Effective Date, which will entitle such Bank to compensation pursuant to this Section and will designate a different Applicable Lending Office if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the judgment of such Bank, be otherwise disadvantageous to such Bank. A certificate of any Bank claiming compensation under this Section and setting forth the additional amount or amounts to be paid to it hereunder shall be conclusive in the absence of manifest error. In determining such amount, such Bank may use any reasonable averaging and attribution methods.

     Section 8.04 Base Rate Loans Substituted for Affected LIBOR Loans. If (i) the obligation of any Bank to make LIBOR Loans has been suspended pursuant to
Section 8.02 or (ii) any Bank has demanded compensation under Section 8.03(a) and the Borrower shall, by at least five (5) Business Days' prior notice to such Bank through the Administrative Agent, have elected that the provisions of this Section shall apply to such Bank, then, unless and until such Bank notifies the Borrower that the circumstances giving rise to such suspension or demand for compensation no longer apply:

     (a) all Revolving Credit Loans which would otherwise be made by such Bank as LIBOR Loans shall be made instead as Base Rate Loans (on which interest and principal shall be payable contemporaneously with the related LIBOR Loans of the other Banks), and

     (b) after each of its LIBOR Loans has been repaid, all payments of principal which would otherwise be applied to repay such LIBOR Loans shall be applied to repay its Base Rate Loans instead.

                                   ARTICLE IX
                                  MISCELLANEOUS

     Section 9.01 Notices. All notices, requests and other communications to any party hereunder shall be in writing (including bank wire, telex, facsimile transmission or similar writing) and shall be given to such party: (x) in the case of the Borrower or the Administrative Agent, at its address or telex number set forth on Schedule 9.01 hereto, (y) in the case of any Bank, at its address or telex number set forth in its Administrative Questionnaire or (z) in the case of any party, such other address or telex number as such party may hereafter specify for the purpose by notice to the Administrative Agent and the Borrower. Each such notice, request or other communication shall be affective (i) if given by telex or facsimile transmission, when such telex or facsimile transmission is transmitted to the telex or facsimile number specified in this Section and the appropriate answerback or receipt of transmission is received, (ii) if given by mail, 72 hours after such communication is deposited in the mail with first class postage prepaid, addressed as aforesaid or (iii) if given by any other means, when delivered at the address specified in this Section; provided that notices to the Administrative Agent under Article II or Article VIII shall not be effective until received.

     Section 9.02 No Waivers. No failure or delay by the Administrative Agent or any Bank in exercising any right, power or privilege hereunder, under any Note or under any other Loan Document shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law.

     Section 9.03      Expenses; Documentary Taxes; Indemnification.

     (a) The Borrower shall pay (i) all reasonable out-of-pocket expenses of the Administrative Agent, including fees and disbursements of counsel for the Administrative Agent, in connection with the preparation of this Agreement, (ii) all reasonable out-of-pocket expenses of the Administrative Agent, including fees and disbursements of counsel to the Administrative Agent, in connection with any waiver or consent hereunder or any amendment hereof or any Default or alleged Default hereunder and (iii) if an Event of Default occurs, all out-of-pocket expenses incurred by the Administrative Agent and each Bank, including fees and disbursements of outside counsel, in connection with such Event of Default and collection, bankruptcy, insolvency and other enforcement proceedings resulting therefrom. The Borrower shall indemnify each Bank against any transfer taxes, documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of this Agreement or the Notes.

     (b) The Borrower agrees to indemnify each Bank and hold each Bank harmless from and against any and all liabilities, losses, damages, costs and expenses of any kind, including, without limitation, the reasonable fees and disbursements of counsel, which may be incurred by any Bank (or by the Administrative Agent in connection with its actions as Administrative Agent hereunder, by the Swing Line Lender in connection with its actions as Swing Line Lender hereunder or by the Letter of Credit Issuer in connection with its actions as Letter of Credit Issuer hereunder) in connection with any investigative, administrative or judicial proceeding (whether or not such Bank shall be designated a party thereto) relating to or arising out of this Agreement or any actual or proposed use of proceeds of Loans hereunder or any actual or proposed use of any Letter of Credit; provided that no Bank shall have the right to be indemnified hereunder for its own gross negligence or willful misconduct.

     Section 9.04 Sharing of Set-Offs. Each Bank agrees that if it shall, by exercising any right of set-off or counterclaim or otherwise, receive payment of a proportion of the aggregate amount of principal and interest due with respect to any Note held by it which is greater than the proportion received by any other Bank in respect of the aggregate amount of principal and interest due with respect to any Note held by such other Bank, the Bank receiving such proportionate greater payment shall purchase such participations in the Notes held by the other Banks, and such other adjustments shall be made, as may be required so that all such payments of principal and interest with respect to the Notes held by the Banks shall be shared by the Banks pro rata; provided that nothing in this Section shall impair the right of any Bank to exercise any right of set-off or counterclaim it may have and to apply the amount subject to such exercise to the payment of indebtedness of the Borrower other than its indebtedness under the Notes. The Banks further agree among themselves that if any such excess payment to a Bank shall be rescinded or must otherwise be restored, the other Bank(s) which shall have shared the benefit of such payment shall, by repurchase of participation theretofore sold, or otherwise, return its share of that benefit to the Bank(s) whose payment shall have been rescinded or otherwise restored. The Borrower agrees, to the fullest extent it may effectively do so under applicable law, that any holder of a participation in a Note, whether or not acquired pursuant to the foregoing arrangements, may exercise rights of set-off or counterclaim and other rights with respect to such participation as fully as if such holder of a participation were a direct creditor of the Borrower in the amount of such participation.

     Section 9.05 Amendments and Waivers. Any provision of this Agreement or the Notes may be amended or waived if, but only if, such amendment or waiver is in writing and is signed by the Borrower and the Required Banks (and, if the rights or duties of the Administrative Agent, the Swing Line Lender or the Letter of Credit Issuer are affected thereby, by the Administrative Agent, the Swing Line Lender or the Letter of Credit Issuer, as the case may be); provided, however,
(a) any amendment to this Agreement which solely increases the total Revolving Credit Commitments to up to, but not in excess of, $200,000,000 either through the addition of one or more new Banks or an increase in the Revolving Credit Commitments of one or more of the existing Banks and makes no other changes to this Agreement or any other Loan Document (other than the issuance of conforming Revolving Credit Notes), need only be signed by the Administrative Agent, the Borrower and the Bank(s) whose Revolving Credit Commitments are increased and
(b) no such amendment or waiver shall, unless signed by each Bank (i) increase the Revolving Credit Commitment of such Bank, (ii) decrease the Revolving Credit Commitment of any Bank (except for a ratable decrease in the Revolving Credit Commitments of all Banks), (iii) increase the total

Revolving Credit Commitments above $200,000,000, (iv) reduce the principal of or rate of interest on any Loan, Letter of Credit Obligation or any fees hereunder,
(v) postpone the date fixed for any payment of principal of or interest on any Loan, Letter of Credit Obligation or any fees hereunder or for any reduction or termination of any Revolving Credit Commitment or the Swing Line Commitment,
(vi) change the definition of "Required Banks", (vii) voluntarily release any Guarantor Subsidiary from its obligations under the Guaranty, (viii) amend
Section 9.04, (ix) amend this Section 9.05 or (x) change the percentage of the Revolving Credit Commitments or of the aggregate unpaid principal amount of the Revolving Credit Notes or the Letter of Credit Obligations, or the number of Banks, which shall be required for the Banks or any of them to take any action under this Section or any other provision of this Agreement.

     Section 9.06      Successors and Assigns.

     (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrower may not assign or otherwise transfer any of its rights under this Agreement without the prior written consent of all of the Banks.

     (b) Any Bank may, with the prior written consent of the Borrower and the Administrative Agent, such consents not to be unreasonably withheld, provided, that if a Participant is an Affiliate of the granting Bank neither the Borrower's nor the Administrative Agent's consent shall be required and provided further that if an Event of Default has occurred and is continuing, the Borrower's consent shall not be required, at any time grant to one or more banks or other financial institutions (each, a "Participant") participating interests in its Revolving Credit Commitment or any or all of its Loans and Letter of Credit Obligations. In the event of any such grant by a Bank of a participating interest to a Participant, such Bank shall remain responsible for the performance of its obligations hereunder, and the Borrower and the Administrative Agent shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement. Any agreement pursuant to which any Bank may grant such a participating interest shall provide that such Bank shall retain the sole right and responsibility to enforce the obligations of the Borrower hereunder including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement; provided that such participation agreement may provide that such Bank will not agree to any modification, amendment or waiver of this Agreement described in sub-clauses (i), (ii), (iii), (iv) or (v) of clause (b) of Section
9.05 without the consent of the Participant. The Borrower agrees that each Participant shall, to the extent provided in its participation agreement, be entitled to the benefits of Article VIII with respect to its participating interest. An assignment or other transfer which is not permitted by subsection
(c) or (d) below shall be given effect for purposes of this Agreement only to the extent of a participating interest granted in accordance with this subsection (b).

     (c) (i) Any Bank may at any time assign to one or more banks or other financial institutions (each, an "Assignee") all, or a proportionate part (such portion to be in an amount equal to or greater than $5,000,000) of all, of its rights and obligations under this Agreement, the Notes and the Letter of Credit Obligations, and such Assignee shall assume such rights and obligations, pursuant to an assignment and assumption agreement in substantially the form of Exhibit F hereto (an "Assignment and Assumption Agreement") executed by such Assignee and such transferor Bank, with (and subject to) the subscribed consent of the Borrower and the Administrative Agent, such consents not to be unreasonably withheld; provided, that an Assignee not an Affiliate of such transferor Bank or another Bank must be a financial institution with combined capital and surplus in excess of $250,000,000; provided further that if an Assignee is an Affiliate of such transferor Bank (including a trust established to administer loans sold by such Bank or its Affiliates to such trust, which trust is and shall continue to be administered by such Bank or an Affiliate thereof) neither the Borrower's nor the Administrative Agent's consent shall be required, provided that such transferor Bank shall remain fully obligated under this Agreement for all funding and payment obligations; and provided further that if an Event of Default has occurred and is continuing, the Borrower's consent shall not be required.

     (ii) Upon execution of an Assignment and Assumption Agreement and the payment of a nonrefundable assignment fee of $3,500 in immediately available funds to the Administrative Agent at its Payment Office in connection with each such assignment written notice thereof by such transferor Bank to the Administrative Agent and the recording by the Administrative Agent of such assignment in the Register and the resulting effect upon the Loans and Letter of Credit Obligations of the assigning Bank and the Assignee, the Assignee shall have, to the extent of such assignment, the same rights and benefits as it would have if it were a Bank hereunder and the holder of a Note and Letter of Credit Obligations (provided that the Borrower and the Administrative Agent shall be entitled to continue to deal solely and directly with the assignor Bank in connection with the interests so assigned to the Assignee until written notice of such assignment, together with payment instructions, addresses and related information with respect to the Assignee, shall have been given to the Borrower and the Administrative Agent by the assignor Bank and the Assignee) and, if the Assignee has expressly assumed, for the benefit of the Borrower, some or all of the transferor Bank's obligations hereunder, such transferor Bank shall be relieved of its obligations hereunder to the extent of such assignment and assumption, and except as described above, no further consent or action by the Borrower, the Banks or the Administrative Agent shall be required.

     (iii) If the Assignee is not incorporated under the laws of the United States of America or a state thereof, it shall, prior to the first date on which interest or fees are payable hereunder for its account, deliver to the Borrower and the Administrative Agent certification as to exemption from deduction or withholding of any United States federal income taxes in accordance with Section 2.15.

     (iv) Each Assignee shall take such Loans, Letter of Credit Obligations and Revolving Credit Commitment subject to the provisions of this Agreement and to any request made, waiver or consent given or other action taken hereunder, prior to the receipt by the Administrative Agent and the Borrower of written notice of such transfer, by each previous holder of such Loans, Letter of Credit Obligations and Revolving Credit Commitment. Such Assignment and Assumption Agreement shall be deemed to amend this Agreement and Schedule 1.01 hereto, to the extent, and only to the extent, necessary to reflect the addition of such Assignee as a Bank and the resulting adjustment of all or a portion of the rights and obligations of such transferor Bank under this Agreement, the determination of its Revolving Credit Commitment Percentage (in each case, rounded to twelve decimal places), the Loans, the Letter of Credit Obligations and any new Notes to be issued, at the Borrower's expense, to such Assignee, and no further consent or action by the Borrower or the Banks shall be required to effect such amendments.

     (d) Notwithstanding any other provision set forth in this Agreement, any Bank may at any time pledge or assign all or any portion of its rights under this Agreement and the other documents executed and delivered in connection herewith (including, without limitation, the Note held by it) to any Federal Reserve Bank in accordance with Regulation A of the Federal Reserve Board without notice to, or the consent of, the Borrower or the Administrative Agent and with the consent of the Borrower and the Administrative Agent, any Bank which is a fund may pledge all or any portion of its Notes or Loans to its trustee in support of its obligations to its trustee. No such pledge or assignment shall release the transferor Bank from its obligations hereunder.

     (e) No Assignee, Participant or other transferee of any Bank's rights shall be entitled to receive any greater payment under Section 8.03 than such Bank would have been entitled to receive with respect to the rights transferred, unless such transfer is made with the Borrower's prior written consent or by reason of the provisions of Section 8.02 or 8.03 requiring such Bank to designate a different Applicable Lending Office under certain circumstances or at a time when the circumstances giving rise to such greater payment did not exist.

     (f) The Borrower hereby designates the Administrative Agent to serve as the Borrower's Administrative Agent, solely for purposes of this Section 9.06 to maintain a register (the "Register") on which it will record the Loans made and Letter of Credit Obligations held by each of the Banks and each repayment in respect of the principal amount of the Loans and Letter of Credit Obligations of each Bank. Failure to make any such recordation, or any error in such recordation shall not affect the Borrower's obligations in respect of such Loans. With respect to any Bank, the transfer of the rights to the principal of, and interest on, any Loan or Letter of Credit Obligation shall not be effective until the transfer is recorded on the Register maintained by the Administrative Agent with respect to ownership of such Loan or Letter of Credit Obligation and prior to such recordation all amounts owing to the transferor with respect to such Loan or Letter of Credit Obligation shall remain owing to the transferor. The registration of assignment or transfer of all or part of any Loans or Letter of Credit Obligations shall be recorded by the Administrative Agent on the Register only upon the acceptance by the Administrative Agent of a properly executed and delivered Assignment and Assumption Agreement pursuant to Section 9.06(c). Coincident with the delivery of such an Assignment and Assumption Agreement to the Administrative Agent for acceptance and registration of assignment or transfer of all or part of a Loan or Letter of Credit Obligation, or as soon thereafter as practicable, the assigning or transferor Bank shall surrender the Note evidencing such Loan or Letter of Credit

Obligation, and thereupon one or more new Notes in the same aggregate principal amount then owing to such assignor or transferor Bank shall be issued to the assigning or transferor Bank and/or the new Bank. The Borrower agrees to indemnify the Administrative Agent from and against any and all losses, claims, damages and liabilities of whatsoever nature which may be imposed on, asserted against or incurred by the Administrative Agent in performing its duties under this Section 9.06(f); provided that the Administrative Agent shall not have the right to be indemnified under this Section 9.06(f) for its own gross negligence or willful misconduct.

     Section 9.07 Collateral. Each of the Banks represents to the Administrative Agent and each of the other Banks that in good faith is not relying upon any "margin stock" (as defined in Regulation U) as collateral in the extension or maintenance of the credit provided for in this Agreement.

     Section 9.08 Governing Law. This Agreement and each Note shall be governed by and construed in accordance with the substantive laws of the state of Missouri, without giving effect to the application of choice of law principles.

     Section 9.09 Counterparts. This Agreement may be signed in any number of counterparts (including facsimile counterparts), each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

     Section 9.10 NO ORAL AGREEMENTS; ENTIRE AGREEMENT. ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT, INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT, ARE NOT ENFORCEABLE. TO PROTECT THE BORROWER, THE BANKS, THE SWING LINE LENDER, THE LETTER OF CREDIT ISSUER AND THE ADMINISTRATIVE AGENT FROM MISUNDERSTANDING OR DISAPPOINTMENT, ANY AGREEMENTS REACHED BY THE BORROWER, THE BANKS, THE SWING LINE LENDER, THE LETTER OF CREDIT ISSUER AND THE ADMINISTRATIVE AGENT COVERING SUCH MATTERS ARE CONTAINED IN THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS, WHICH AGREEMENT AND OTHER LOAN DOCUMENTS ARE A COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENTS AMONG THE BORROWER, THE BANKS, THE SWING LINE LENDER, THE LETTER OF CREDIT ISSUER AND THE ADMINISTRATIVE AGENT, EXCEPT AS THE BORROWER, THE BANKS, THE SWING LINE LENDER, THE LETTER OF CREDIT ISSUER AND THE ADMINISTRATIVE AGENT MAY LATER AGREE IN WRITING TO MODIFY THEM. This Agreement embodies the entire agreement and understanding between the parties hereto and supersedes all prior agreements and understandings (oral or written) relating to the subject matter hereof.

     Section 9.11 Confidentiality. The Administrative Agent and each Bank represent that they will maintain the confidentiality of any written or oral information provided under this Agreement by or on behalf of the Borrower (hereinafter collectively called "Confidential Information"), subject to the Administrative Agent's and each Bank's (a) obligation to disclose any such Confidential Information pursuant to a request or order under applicable laws and regulations or pursuant to a subpoena or other legal process, (b) right to disclose any such Confidential Information to its bank examiners, auditors, counsel and other professional advisors and to other Banks, (c) right to disclose any such Confidential Information in connection with any litigation or dispute involving the Banks and the Borrower or any of its Subsidiaries and Affiliates and (d) right to provide such information to Participants, prospective Participants to which sales of participating interests are permitted pursuant to Section 9.06(b) and prospective Assignees to which assignments of interests are permitted pursuant to Section 9.06(c) if such Participant, prospective Participant or prospective Assignee agrees in writing to maintain the confidentiality of such information on terms substantially similar to those of this Section as if it were a "Bank" party hereto. Notwithstanding the foregoing, any such information supplied to a Bank, Participant, prospective Participant or prospective Assignee under this Agreement shall cease to be Confidential Information if it is or becomes known to such Person by other than unauthorized disclosure, or if it becomes a matter of public knowledge.

     Section 9.12 Consent to Jurisdiction; Waiver of Jury Trial. THE BORROWER IRREVOCABLY SUBMITS TO THE NON-EXCLUSIVE JURISDICTION OF ANY MISSOURI STATE COURT SITTING IN THE CITY OR COUNTY OF ST. LOUIS, MISSOURI AND/OR ANY UNITED STATES OF AMERICA COURT SITTING IN THE EASTERN DISTRICT OF MISSOURI, EASTERN DIVISION, AS THE ADMINISTRATIVE

AGENT MAY ELECT, IN ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT. THE BORROWER HEREBY IRREVOCABLY AGREES THAT ALL CLAIMS IN RESPECT TO SUCH SUIT, ACTION OR PROCEEDING MAY BE HELD AND DETERMINED IN ANY OF SUCH COURTS. THE BORROWER IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH THE BORROWER MAY NOW OR HEREAFTER HAVE TO THE LAYING OF VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT, AND THE BORROWER FURTHER IRREVOCABLY WAIVES ANY CLAIM THAT SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM. THE BORROWER AUTHORIZES THE SERVICE OF PROCESS UPON BORROWER BY REGISTERED MAIL SENT TO BORROWER AT ITS ADDRESS DETERMINED PURSUANT TO SECTION 9.01. EACH OF THE BORROWER, THE ADMINISTRATIVE AGENT, THE SWING LINE LENDER, THE LETTER OF CREDIT ISSUER AND EACH BANKS HEREBY IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY.

     Section 9.13 .Independence of Covenants. All of the covenants contained in this Agreement and the other Loan Documents shall be given independent effect so that if a particular action, event or condition is prohibited by any one of such covenants, the fact that it would be permitted by an exception to, or otherwise be in compliance within the provisions of, another covenant shall not avoid the occurrence of a Default or Event of Default if such action is taken, such event occurs or such condition exists.

                           [Signature pages to follow]

     IN WITNESS WHEREOF, the parties hereto have caused this Credit Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                                   O'REILLY AUTOMOTIVE, INC.

                                   By____________________________
                                   Name:_________________________
                                   Title:________________________


                                   WELLS FARGO BANK, NATIONAL
                                   ASSOCIATION, in its individual capacity
                                   and as Swing Line Lender, Letter of Credit
                                   Issuer, Administrative Agent and
                                   Sole Lead Arranger

                                   By____________________________
                                   Name:_________________________
                                   Title:________________________


                                   U.S. BANK NATIONAL ASSOCIATION,
                                   in its individual capacity and as
                                   Syndication Agent

                                   By____________________________
                                   Name:_________________________
                                   Title:________________________


                                   LASALLE BANK NATIONAL ASSOCIATION,
                                   in its individual capacity and
                                   as Documentation Agent

                                   By____________________________
                                   Name:_________________________
                                   Title:________________________


                                   COMMERCE BANK, N.A.

                                   By____________________________
                                   Name:_________________________
                                   Title:________________________

                                   NATIONAL CITY BANK

                                   By____________________________
                                   Name:_________________________
                                   Title:________________________


                                   THE NORTHERN TRUST COMPANY

                                   By____________________________
                                   Name:_________________________
                                   Title:________________________


                                   BANK OF OKLAHOMA, NA

                                   By____________________________
                                   Name:_________________________
                                   Title:________________________


                                   HIBERNIA NATIONAL BANK

                                   By____________________________
                                   Name:_________________________
                                   Title:________________________


                                   SUNTRUST BANK

                                   By____________________________
                                   Name:_________________________
                                   Title:________________________


                                   UMB BANK, N.A.

                                   By____________________________
                                   Name:_________________________
                                   Title:________________________

                                   UNION PLANTERS BANK, N.A.

                                   By____________________________
                                   Name:_________________________
                                   Title:________________________

                                  SCHEDULE 1.01

                          REVOLVING CREDIT COMMITMENTS


Bank                                                 Revolving Credit Commitment
----                                                 ---------------------------

Wells Fargo Bank, National Association                              $25,000,000
U.S. Bank National Association                                      $17,500,000
LaSalle Bank National Association                                   $17,500,000
Commerce Bank, N.A.                                                 $17,500,000
National City Bank                                                  $12,500,000
The Northern Trust Company                                          $12,500,000
Bank of Oklahoma, NA                                                 $9,500,000
Hibernia National Bank                                               $9,500,000
SunTrust Bank                                                        $9,500,000
UMB Bank, n.a.                                                       $9,500,000
Union Planters Bank, N.A.                                            $9,500,000
                                                                   -------------
TOTAL                                                              $150,000,000

                                -1-                                Schedule 1.01

                                  SCHEDULE 4.05

                                   LITIGATION
                                   ----------

                                 [TO BE PROVIDED]

                                      -1-                          Schedule 4.05

                                  SCHEDULE 4.06

                                      ERISA


                                [TO BE PROVIDED]

                                    - 1 -                          Schedule 4.06

                                  SCHEDULE 4.09

                                  SUBSIDIARIES


                                [TO BE PROVIDED]

                                    - 1 -                          Schedule 4.09

                                  SCHEDULE 5.09

                                  EXISTING DEBT

                                [TO BE PROVIDED]

                                    - 1 -                          Schedule 5.09

                                  SCHEDULE 5.10

                                 EXISTING LIENS

                                [TO BE PROVIDED]

                                    - 1 -                          Schedule 5.10

                                  SCHEDULE 9.01

                               NOTICE INFORMATION
                               ------------------


O'Reilly Automotive, Inc.
233 S. Patterson
Springfield, Missouri 65802

Attention:     Jim Batten
Telephone:     Vice President of Finance and CFO
Facsimile:     (417) 874-7145



Wells Fargo Bank, National Association
120 South Central
MAC N2650-140
St. Louis, Missouri 63105
Attention: David Wilsdorf
Telephone: (314) 290-5074
Facsimile: (314) 726-3173

                                    EXHIBIT A

                                     [Date]


Wells Fargo Bank, National Association,
  as Administrative Agent
1740 Broadway
MAC C7300-034
Denver, Colorado 80274
Attention: Agency Syndication Group - Kevin Rapp

Re: Notice of Revolving Credit Borrowing

Ladies and Gentlemen:

     Reference is hereby made to that certain Credit Agreement dated as of July 29, 2001, by and among O'Reilly Automotive, Inc., (the "Borrower"), the Banks from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent for the Banks, U.S. Bank National Association, as
Syndication Agent for the Banks, LaSalle Bank National Association, as Documentation Agent for the Banks and Wells Fargo Bank, National Association, as Sole Lead Arranger, as amended, supplemented or otherwise modified from time to time (the "Credit Agreement"). All capitalized terms used and not otherwise defined herein shall have the respective meanings ascribed to them in the Credit Agreement.

     The Borrower hereby requests that the Banks make a Revolving Credit Loan in the aggregate principal amount of $ to Borrower under the terms of the Credit Agreement on (which is a Business Day). Of the requested Revolving Credit Loan, $_______ is to be a Base Rate Loan and $ is to be a LIBOR Loan. The Interest Period for the portion of the requested Revolving Credit Loan that is a LIBOR Loan is .

     The undersigned hereby certifies that all of the conditions precedent under
Section 3.02 of the Credit Agreement have been satisfied.

         Executed this _________day of___________, 20_____.

                                                     O'REILLY AUTOMOTIVE, INC.


                                                     By________________________
                                                     Name:_____________________
                                                     Title:____________________

                                    EXHIBIT B

                                     [Date]


Wells Fargo Bank, National Association,
  as Administrative Agent
1740 Broadway
MAC C7300-034
Denver, Colorado 80274
Attention: Agency Syndication Group - Kevin Rapp

Re: Notice of Swing Line Borrowing

Ladies and Gentlemen:

     Reference is hereby made to that certain Credit Agreement dated as of July 29, 2001, by and among O'Reilly Automotive, Inc., (the "Borrower"), the Banks from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent for the Banks, U.S. Bank National Association, as
Syndication Agent for the Banks, LaSalle Bank National Association, as Documentation Agent for the Banks and Wells Fargo Bank, National Association, as Sole Lead Arranger, as amended, supplemented or otherwise modified from time to time (the "Credit Agreement"). All capitalized terms used and not otherwise defined herein shall have the respective meanings ascribed to them in the Credit Agreement.

     The Borrower hereby requests that the Swing Line Lender make a Swing Line Loan in the aggregate principal amount of $________ to Borrower under the terms of the Credit Agreement on_______________ (which is a Business Day).

     The undersigned hereby certifies that all of the conditions precedent under
Section 3.03 of the Credit Agreement have been satisfied.

         Executed this_________day of____________, 20_____.

                                                     O'REILLY AUTOMOTIVE, INC.


                                                     By________________________
                                                     Name:_____________________
                                                     Title:____________________

                                    EXHIBIT C

                              REVOLVING CREDIT NOTE


$_______________                                             __________, 20___

     FOR VALUE RECEIVED, the undersigned, O'REILLY AUTOMOTIVE, INC., a Missouri corporation (the "Borrower"), hereby promises to pay to the order of
_____________    _______________    (the   "Bank"),   the   principal   sum   of
__________________________________  Dollars  ($__________),  or,  if  less,  the aggregate unpaid principal amount of the Revolving Credit Loans (as defined in the Credit Agreement which is hereinafter defined; capitalized terms used herein and not otherwise defined herein shall have the meaning ascribed thereto in the Credit Agreement) made by the Bank to the Borrower pursuant to the Credit
Agreement, on the Termination Date, together with interest on any and all principal amounts remaining unpaid hereunder from time to time outstanding. The unpaid principal amount hereof shall bear interest at a fluctuating rate per annum equal to the appropriate fluctuating rate per annum for the Revolving Credit Loans evidenced hereby, as determined from time to time in accordance with the provisions of the Credit Agreement. Prior to maturity, whether by acceleration or otherwise, accrued interest shall be payable at such times as set forth in the Credit Agreement. After maturity, whether by acceleration or otherwise, accrued interest shall be payable upon demand. Interest shall be computed as provided in the Credit Agreement. Both principal and interest are payable in lawful money of the United States of America to the Administrative Agent at the Payment Office, in immediately available funds. Amounts advanced hereunder may be repaid and reborrowed from time to time as provided for in the Credit Agreement.

     This Note is a Revolving Credit Note referred to in, and is entitled to the benefits of, the Credit Agreement, dated as of July 29, 2002 (as amended, supplemented, restated, or otherwise modified from time to time, the "Credit Agreement") by and among the Borrower, the financial institutions signatory thereto (the "Banks"), Wells Fargo Bank, National Association as Administrative Agent (the "Administrative Agent") for the Banks, U.S. Bank National
Association, as Syndication Agent for the Banks, LaSalle Bank National Association, as Documentation Agent for the Banks and Wells Fargo Bank, National Association, as Sole Lead Arranger, the terms, covenants, conditions, provisions, stipulations and agreements of which are made a part hereof to the same extent and with the same effect as if fully set forth herein. The Credit Agreement, among other things, contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.

     THE BORROWER HEREBY WAIVES PRESENTMENT, DEMAND, PROTEST OR NOTICE OF ANY KIND IN CONNECTION WITH THIS NOTE.

     THIS NOTE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE SUBSTANTIVE LAWS OF THE STATE OF MISSOURI WITHOUT REGARD TO PRINCIPLES OF CONFLICT OF LAW.

     IN WITNESS WHEREOF, the Borrower has duly executed and delivered this Revolving Credit Note as of the date first written above.


                                   O'REILLY AUTOMOTIVE, INC.

                                   By________________________________
                                   Name:_____________________________
                                   Title:____________________________

                                    EXHIBIT D

                                 SWING LINE NOTE


$20,000,000                                                        July 29, 2002

     FOR VALUE RECEIVED, the undersigned, O'REILLY AUTOMOTIVE, INC., a Missouri corporation (the "Borrower"), hereby promises to pay to the order of WELLS FARGO BANK, NATIONAL ASSOCIATION (the "Bank"), the principal sum of Twenty Million Dollars ($20,000,000), or, if less, the aggregate unpaid principal amount of the Swing Line Loans (as defined in the Credit Agreement which is hereinafter defined; capitalized terms used herein and not otherwise defined herein shall have the meaning ascribed thereto in the Credit Agreement) made by the Bank to the Borrower pursuant to the Credit Agreement, on the due dates set forth in the Credit Agreement, together with interest on any and all principal amounts remaining unpaid hereunder from time to time outstanding. The unpaid principal amount hereof shall bear interest at a fluctuating rate per annum equal to the appropriate fluctuating rate per annum for the Swing Line Loans evidenced hereby, as determined from time to time in accordance with the provisions of the Credit Agreement. Prior to maturity, whether by acceleration or otherwise, accrued interest shall be payable at such times as set forth in the Credit Agreement. After maturity, whether by acceleration or otherwise, accrued interest shall be payable upon demand. Interest shall be computed as provided in the Credit Agreement. Both principal and interest are payable in lawful money of the United States of America to the Administrative Agent at the Payment Office, in immediately available funds. Amounts advanced hereunder may be repaid and reborrowed from time to time as provided for in the Credit Agreement.

     This Note is the Swing Line Note referred to in, and is entitled to the benefits of, the Credit Agreement, dated as of July 29, 2002 (as amended, supplemented, restated, or otherwise modified from time to time, the "Credit Agreement) by and among the Borrower, the financial institutions signatory thereto (the "Banks"), Wells Fargo Bank, National Association as Administrative Agent (the "Administrative Agent") for the Banks, U.S. Bank National
Association, as Syndication Agent for the Banks, LaSalle Bank National Association, as Documentation Agent for the Banks and Wells Fargo Bank, National Association, as Sole Lead Arranger, the terms, covenants, conditions, provisions, stipulations and agreements of which are made a part hereof to the same extent and with the same effect as if fully set forth herein. The Credit Agreement, among other things, contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.

     THE BORROWER HEREBY WAIVES PRESENTMENT, DEMAND, PROTEST OR NOTICE OF ANY KIND IN CONNECTION WITH THIS NOTE.

     THIS NOTE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE SUBSTANTIVE LAWS OF THE STATE OF MISSOURI WITHOUT REGARD TO PRINCIPLES OF CONFLICT OF LAW.

     IN WITNESS WHEREOF, the Borrower has duly executed and delivered this Swing Line Note as of the date first written above.


                                   O'REILLY AUTOMOTIVE, INC.

                                   By___________________________
                                   Name:________________________
                                   Title:_______________________

                                    EXHIBIT E

July 29, 2002


Wells Fargo Bank, National Association,
as Administrative Agent and Sole Lead Arranger
________________________
________________________

U.S. Bank National Association,
as Syndication Agent
________________________
________________________

LaSalle Bank National Association,
as Documentation Agent
________________________
________________________

and to each of the other Banks
set forth on attached Schedule 1

         Re:   Credit Agreement dated as of July 29, 2002

Ladies and Gentlemen:

     We have acted as special counsel for O'Reilly Automotive, Inc., a Missouri corporation (the "Borrower") and each of Ozark Automotive Distributors, Inc., a Missouri corporation, Greene County Realty Co., a Missouri corporation, O'Reilly II Aviation Corporation, a Missouri corporation, Mid-State Automotive Distributors, Inc., a Tennessee corporation, Ozark Services, Inc., a Missouri corporation, Hi-Lo Automotive, Inc., a Delaware corporation, Hi-Lo Investment Company, a Delaware corporation, Hi-Lo Management Company, a Delaware corporation, Hi-Lo Auto Supply, L.P., a Texas limited partnership, Ozark Purchasing, LLC, a Missouri limited liability company, First Call Management Company, a Delaware corporation and First Call Auto Supply, L.P., a Texas limited partnership (individually, a "Guarantor Subsidiary" and collectively, the "Guarantor Subsidiaries") in connection with that certain Credit Agreement (the "Credit Agreement") dated as of July 29, 2002, by and among the Borrower, the banks listed on the signature pages thereof (collectively, the "Banks"), Wells Fargo Bank, National Association, as Administrative Agent for the Banks, U.S. Bank National Association, as Syndication Agent for the Banks, LaSalle Bank National Association, as Documentation Agent for the Banks and Wells Fargo Bank, National Association, as Sole Lead Arranger. Capitalized terms used herein and not otherwise defined shall have the meanings assigned thereto in the Credit Agreement. This opinion is being rendered to you at the request of our client pursuant to Section 3.01(e) of the Credit Agreement.

     In  connection  with the  foregoing,  we have examined  executed  copies of
(a) the certificate or articles of incorporation and by-laws, limited partnership agreement, certificate or articles of organization and operating agreement or other organizational documents, as applicable, of the Borrower and each Guarantor Subsidiary, (b) the Credit Agreement and the Exhibits and Schedules thereto, (c) the Notes issued pursuant to the Credit Agreement and
(d) the Guaranty (the Credit Agreement, the Notes and the Guaranty are sometimes hereinafter collectively referred to as the "Loan Documents").

     In rendering the opinions set forth herein, we have also examined originals or copies, certified to our satisfaction, of such (i) certificates of public officials, including, without limitation, a certificate of good standing for the Borrower issued by the Secretary of State of the State of Missouri on July ___, 2002, a certificate of good standing for Ozark Automotive Distributors, Inc. issued by the Secretary of State of the State of Missouri on July ___, 2002, a certificate of good standing for Greene County Realty Co. issued by the Secretary of State of the State of Missouri on July ___, 2002, a certificate of good standing for O'Reilly II Aviation Corporation issued by the

                                                                   July 29, 2002
                                                                          Page 4

Secretary of State of the State of Missouri on July ___, 2002, a certificate of good standing for Mid-State Automotive Distributors, Inc. issued by the Secretary of State of the State of Tennessee on July ___, 2002, a certificate of good standing for Ozark Services, Inc. issued by the Secretary of State of the State of Missouri on July ___, 2002, a certificate of good standing for Hi-Lo Automotive, Inc. issued by the Secretary of State of the State of Delaware on July ___, 2002, a certificate of good standing for Hi-Lo Investment Company issued by the Secretary of State of the State of Delaware on July ___, 2002, a certificate of good standing for Hi-Lo Management Company issued by the Secretary of State of the State of Delaware on July ___, 2002, a certificate of existence for Hi-Lo Auto Supply, L.P. issued by the Secretary of State of the State of Texas on July ___, 2002, a certificate of good standing for Ozark Purchasing, LLC issued by the Secretary of State of the State of Missouri on July ___, 2002, a certificate of good standing for First Call Management Company issued by the Secretary of State of the State of Delaware on July ___, 2002 and a certificate of existence for First Call Auto Supply, L.P. issued by the Secretary of State of the State of Texas on July ___, 2002 (individually, a "Good Standing Certificate" and collectively, the "Good Standing Certificates"),
(ii) certificates of officers and representatives of the Borrower and of each of the Guarantor Subsidiaries, including, without limitation, a Certificate of the Treasurer of the Borrower, a Certificate of the Chief Financial Officer of Ozark Automotive Distributors, Inc., a Certificate of the Chief Financial Officer of Greene County Realty Co., a Certificate of the Chief Financial Officer of O'Reilly II Aviation Corporation, a Certificate of the President of Mid-State Automotive Distributors, Inc., a Certificate of the Treasurer of Ozark Services, Inc., a Certificate of the Executive Vice President of Hi-Lo Automotive, Inc., a Certificate of the Executive Vice President of Hi-Lo Investment Company, a
Certificate of the Executive Vice President of Hi-Lo Management Company, a Certificate of the Executive Vice President of the General Partner of Hi-Lo Auto Supply, L.P., a Certificate of the Treasurer and the Executive Vice President of the Members of Ozark Purchasing, LLC, a Certificate of the Executive Vice President of First Call Management Company and a Certificate of the Executive Vice President of the General Partner of First Call Auto Supply, L.P. (individually an "Officer's Certificate" and collectively, the "Officers' Certificates") and (iii) such other documents and records as we have deemed relevant or necessary for such opinions.

     We are opining herein as to the effect on the subject transaction only of, as in effect on the date of this letter, (i) the Federal laws of the United States, (ii) the laws of the State of Missouri and (iii) the General Corporation Law of the State of Delaware. We express no opinion with respect to (i) the applicability to such transactions, or the effect on such transactions, of any other laws, or (ii) any matters of municipal law or the laws of any local agencies, wherever located. We express no opinion as to the enforceability of the choice of law provisions contained in the Loan Documents, provided, however, we believe a court located in the State of Missouri would apply Missouri law in a proceeding concerning the Loan Documents.

     As to various questions of fact relevant to such opinions, we have, with your permission, relied upon and assumed the accuracy, completeness and veracity of the various officers certificates, (including, without limitation, the Officer's Certificates), the certificates of public officials (including, without limitation, the Good Standing Certificates), and the representations and warranties of the Borrower, the Guarantor Subsidiaries, the Banks and any other persons a party thereto in the Loan Documents and in the other certificates and documents delivered in connection with the transactions contemplated by the Loan Documents, and we have no actual knowledge that any such factual information is not true. We have further assumed, without independent investigation but with your permission, that the members of the Boards of Directors and the officers of the Borrower and each Guarantor Subsidiary that is a corporation, each corporate general partner of each limited partnership which is a Guarantor Subsidiary and each individual or corporate manager of each limited liability company which is a Guarantor Subsidiary have been duly and properly elected or appointed prior to the date hereof, and that no director, officer or manager has resigned, been removed or otherwise ceases to serve in such capacity prior to the date hereof.

     In rendering the opinions set forth herein, we have further assumed, without independent investigation but with your permission, that (i) all parties to the Loan Documents (other than the Borrower and the Guarantor Subsidiaries) are duly organized, validly existing and in good standing under the laws of their respective jurisdictions of organization and have full right, power and authority to enter into the Loan Documents; (ii) the execution and delivery of the Loan Documents have been duly authorized by all necessary action and proceedings on the part of all parties thereto (other than the Borrower and Guarantor Subsidiaries), and the Loan Documents have been duly

                                                                   July 29, 2002
                                                                          Page 5

executed and delivered by all parties thereto (other than the Borrower and Guarantor Subsidiaries) and constitute the legal, valid and binding obligations of such parties (other than the Borrower and Guarantor Subsidiaries), enforceable against such parties in accordance with their respective terms;
(iii) the legal capacity of all natural persons; and (iv) all parties to the Loan Documents (other than the Borrower and Guarantor Subsidiaries) have obtained any and all consents, permits and approvals required by or from any and all Federal, state, local and foreign governmental and regulatory agencies and authorities in connection with the transactions contemplated thereby, to the extent necessary for the legality, validity, binding effect or enforceability of the Loan Documents.

     In rendering our opinions set forth herein, we have further assumed, without independent investigation but with your permission, (i) the genuineness of all signatures (other than the signatures of representatives of the Borrower and the Guarantor Subsidiaries on the Loan Documents which were signed in our presence), (ii) the authenticity of all documents submitted to us as originals, the conformity with the originals of all documents submitted to us as certified, conformed, photographic or telecopied copies and the authenticity of the originals of such latter documents, and (iii) that all certificates and telecopied and telephonic confirmations given by public officials have been properly given and are accurate as of the date hereof.

     In addition, we have further assumed that (i) except for the Loan Documents, there are no agreements or undertakings among the parties to the Loan Documents which would modify, amend or supersede any of the provisions of the Loan Documents; (ii) there has not been any mutual mistake of fact or misunderstanding, fraud, duress or undue influence in connection with the negotiation or execution of the Loan Documents; (iii) the conduct of the parties to the Loan Documents has complied with any requirement of good faith, fair dealing and conscionability; and (iv) the funds to be delivered to the Borrower pursuant to the Loan Documents will be delivered to, or for the benefit of, the Borrower in accordance with the terms of the Loan Documents.

     Whenever our opinion herein is indicated to be based on our knowledge, it is limited to the actual current knowledge of the attorneys of our firm who have devoted substantive attention to legal matters referred to us by the Borrower and its Subsidiaries during the last twelve (12) months. Except to the extent expressly set forth herein, however, we have not undertaken any independent investigation as to such matters, and no inference as to our knowledge of such matters should be drawn from our representation of the Borrower or the Guarantor Subsidiaries.

     Whenever we have stated that we have assumed any matter, it is intended to indicate that we have assumed such matter without making any factual, legal or other inquiry, investigation or verification, and without expressing any opinion or conclusion of any kind concerning any such matters, but we have no actual knowledge that any such assumption is not true.

     Based on the foregoing, and subject to the qualifications, limitations, conditions and assumptions set forth herein, we are of the opinion that, under existing law as of the date hereof:

1. The Borrower is a corporation incorporated, validly existing and in good standing under the laws of the State of Missouri and has all corporate powers required to carry on its business as now conducted.

2. Each Guarantor Subsidiary is a corporation, limited partnership or limited liability company (as the case may be) incorporated or organized, validly existing and in good standing under the laws of its jurisdiction of incorporation or organization and has all corporate, partnership or limited liability powers (as the case may be) required to carry on its business as now conducted.

3. The execution, delivery and performance by the Borrower of the Credit Agreement and the Notes are within the Borrower's corporate powers, have been duly authorized by all necessary corporate action, require no action by or in respect of, or filing with, any Missouri or Federal Governmental Authority, except for those already obtained or made and other than filings that may be required pursuant to applicable Federal or Missouri securities laws, and do not contravene or constitute a default, or result in the creation or imposition of any Lien on any asset of the Borrower or any of its Subsidiaries, under any provision of applicable Missouri or Federal law or regulation or of the articles of incorporation or by-laws of the Borrower or, to our knowledge based solely on the Officer's Certificate of the

                                                                   July 29, 2002
                                                                          Page 6

     Borrower, of any agreement, judgment, injunction, order, decree or other instrument material to and binding upon the Borrower.

4. The execution, delivery and performance by each Guarantor Subsidiary of the Guaranty are within such Guarantor Subsidiary's corporate, partnership or limited liability company powers (as the case may be), have been duly authorized by all necessary corporate, limited partnership or limited liability company action, require no action by or in respect of, or filing with, any Missouri or Federal Governmental Authority, except for those already obtained or made and other than filings that may be required pursuant to Federal or Missouri securities laws, and do not contravene or constitute a default, or result in the creation or imposition of any Lien on any asset of the Borrower or any of its Subsidiaries, under any provision of applicable Missouri or Federal law or regulation or of the certificate or articles of incorporation or by-laws, limited partnership agreement, certificate or articles of organization or operating agreement or other organizational documents, as applicable, of such Guarantor Subsidiary or, to our knowledge based solely on the Officers' Certificates of each Guarantor Subsidiary, of any agreement, judgment, injunction, order, decree or other instrument material to and binding upon such Guarantor Subsidiary.

5. Each of the Credit Agreement and each Note has been duly executed and delivered by a duly authorized officer of the Borrower and constitutes the legal, valid and binding obligation of the Borrower, enforceable against the Borrower in accordance with its terms, subject to all qualifications, assumptions and limitations set forth in this letter.

6. The Guaranty has been duly executed and delivered by a duly authorized officer of each Guarantor Subsidiary and constitutes the legal, valid and binding obligation of each Guarantor Subsidiary, enforceable against each Guarantor Subsidiary in accordance with its terms, subject to all qualifications, assumptions and limitations set forth in this letter.

7. Neither the Borrower nor any of its Subsidiaries is an "investment company" registered or required to be registered under the Investment Company Act of 1940, as amended, or, to our knowledge, "controlled" by an "investment company", as such terms are defined under the Investment Company Act of 1940, as amended.

8. Neither the Borrower nor any of its Subsidiaries is a "holding company" or a "subsidiary company" of a "holding company" or an "affiliate" of a "holding company" within the meaning of the Public Utility Holding Company Act of 1935, as amended.

9. Except as otherwise set forth in the Loan Documents, including, without limitation, any schedules or exhibits thereto, and to our knowledge based solely on the Officers' Certificates, (a) there are no actions, suits or proceedings pending or threatened against Borrower or any of its Subsidiaries before any court, arbitrator or Governmental Authority which question the validity of any of the Loan Documents or any of the transactions contemplated thereby, and (b) there are no actions, suits or proceedings pending or threatened against Borrower or any of its
     Subsidiaries before any court, arbitrator or Governmental Authority in which there is a reasonable possibility of an adverse decision which could have a Material Adverse Effect.

     Notwithstanding anything to the contrary, expressly stated or implied, each of the opinions hereinabove expressed are subject to the following further qualifications, whether or not such opinions refer to such qualifications:


     (a) Our opinions in paragraphs 5 and 6 above with respect to the enforceability of the Loan Documents are subject to the effect of (i) applicable bankruptcy, insolvency, fraudulent conveyance, fraudulent transfer, redemption, moratorium, reorganization or similar laws affecting the enforcement of creditors' rights generally, including, without limitation, (A) the United States Bankruptcy Code of 1978, as amended, and thus comprehends, among others, matters of turn-over, automatic stay, avoiding powers, fraudulent transfer, preference, discharge, conversion of a non-recourse obligation

                                                                   July 29, 2002
                                                                          Page 7

into a recourse claim, limitations on ipso facto and anti-assignment clauses and the coverage of pre-petition security agreements and other liens with respect to property acquired after a petition is filed, (B) all other Federal, state and foreign bankruptcy, insolvency, reorganization, receivership, moratorium, arrangement and assignment for the benefit of creditors laws that affect the rights and remedies of creditors generally, (C) state and foreign fraudulent transfer and conveyance laws and (D) judicially developed doctrines relevant to any of the foregoing laws, such as substantive consolidation of entities and
(ii) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law), including, without limitation, principles (A) governing the availability of specific performance, injunctive relief or other equitable remedies, which generally place the award of such remedies, subject to certain guidelines, in the discretion of the court to which application for such relief is made, (B) affording equitable defenses (e.g., waiver, laches and estoppel) against a party seeking enforcement, (C) requiring good faith and fair dealing in the performance and enforcement of a contract by the party seeking its enforcement, (D) requiring reasonableness in the performance and enforcement of an agreement by the party seeking enforcement of the contract, (E) requiring consideration of the materiality of a breach and the consequences of the breach to the party seeking enforcement, (F) requiring consideration of the impracticability or impossibility of performance at the time of attempted enforcement and (G) affording defenses based upon the unconscionability of the enforcing party's conduct after the parties have entered into the contract;


     (b) Our opinions are also subject to the fact that certain covenants, provisions, rights and remedies contained in the Loan Documents may be rendered ineffective or limited by applicable laws or judicial decisions governing such provisions, but such laws and judicial decisions do not in and of themselves, in our opinion, make the Loan Documents inadequate for the practical realization of the benefits intended to be provided by the Loan Documents. Notwithstanding the foregoing, we express no opinion as to the applicability to the obligations of the Borrower or the Guarantor Subsidiaries under the Loan Documents of Section 548 of the Federal Bankruptcy Code and/or any state or foreign laws on fraudulent transfers or fraudulent conveyances;

     (c) We express no opinion as to the effect of the compliance or noncompliance of the Banks, the Administrative Agent, the Syndication Agent, the Documentation Agent or the Sole Lead Arranger with any Federal, state, local or foreign laws or regulations applicable to the Banks, the Administrative Agent, the Syndication Agent, the Documentation Agent or the Sole Lead Arranger because of the legal or regulatory status or the nature of the business of the Banks, the Administrative Agent, the Syndication Agent, the Documentation Agent or the Sole Lead Arranger;

     (d) We express no opinion as to the effects of any Federal,  state or local
(i) securities laws, rules or regulations,  (ii) tax laws, rules or regulations,
(iii) antitrust or unfair competition laws, rules or regulations, (iv) pension or employment benefit laws, rules or regulations, (v) construction, environmental, subdivision, zoning, health, safety or land use laws, rules or regulations or (vi) patent, trademark or copyright laws, rules or regulations;

     (e) We express no opinion concerning the applicability to the Borrower or the Guarantor Subsidiaries or the Loan Documents of any Federal, state and/or local laws, rules or regulations relating to rights to set off or offset;

     (f) Our opinions are also subject to the effect of generally applicable rules of law and judicial decisions which:

     (i) limit or affect the enforceability of provisions expressly or by implication waiving the obligations of good faith, fair dealing, diligence and reasonableness;

     (ii) limit or affect the enforceability of provisions expressly or by implication waiving (A) the benefits of statutory, regulatory or constitutional rights, unless and to the extent the statute, regulation or constitution explicitly allows waivers, (B) unknown future rights or defenses, (C) right to a jury trial and (D) rights to damages;

     (iii)limit or affect the enforceability of forum selection clauses and consent to jurisdiction clauses (both as to personal jurisdiction and subject matter jurisdiction);

     (iv) limit the availability of a remedy under certain circumstances where another remedy has been elected;

     (v) may, where less than all of a contract may be unenforceable, limit the enforceability of the balance of such contract to circumstances in which the unenforceable portion is not an essential part of the agreed exchange;

     (vi) limit or affect the enforceability of provisions regarding liquidated damages, penalties, prepayment premiums, make-whole amounts, late charges, minimum interest charges and default rates of interest to the extent the same are determined to be a penalty or unreasonable;

     (vii)limit or affect the enforceability of provisions releasing, exculpating or exempting a party from, or requiring indemnification of a party for, liability for its own action or inaction, to the extent such action or inaction involves gross negligence, recklessness, willful misconduct or unlawful conduct or to the extent such release, exculpation, exemption or indemnification is against public policy or prohibited by law;

     (viii) limit or affect the enforceability of provisions to the effect that failure to exercise or delay in exercising rights or remedies will not operate as a waiver of the right or remedy;

     (ix) govern and afford judicial discretion regarding the determination of the amount of damages and entitlement to attorneys' fees or other costs;

     (x) limit or affect the enforceability of provisions that attempt to change or waive statutes of limitation or rules of evidence or fix the method or quantum of proof to be applied in litigation or similar proceedings; and

     (xi) limit the right of a creditor to use force or cause a breach of the peace in enforcing its rights and by remedies.

     With the consent of the Borrower and the Guarantor Subsidiaries, this opinion is furnished by us solely to and for the benefit of the Banks, the Administrative Agent, the Syndication Agent, the Documentation Agent and the Sole Lead Arranger and their respective successors, assigns and participants in connection with the transactions contemplated by the Loan Documents and may be relied on by the Banks, the Administrative Agent, the Syndication Agent, the Documentation Agent and the Sole Lead Arranger and their respective successors, assigns and participants in connection therewith, but may not be relied upon for any other purpose or by any other person or entity without our prior express written consent. This opinion may not be published or quoted in any manner or distributed or circulated to any person or entity (other than any Governmental Authority or court having jurisdiction over and/or professional advisors of any of the above-referenced parties) without obtaining our prior express written consent. Our opinion is limited to the matters stated herein, and no opinion is implied or may be inferred beyond the matters expressly stated herein. This opinion is rendered as of the date hereof and we assume no, and hereby disclaim any, responsibility to supplement this opinion with respect to matters occurring after the date hereof. We

                                                                   July 29, 2002
                                                                          Page 9

hereby disclaim any responsibility to advise you of any changes in any law, rule or regulation after the date hereof which may affect the opinions or conclusions set forth herein, whether administrative, judicial or legislative.

                                Very truly yours,

                                   Schedule 1
                                   ----------

1.       Wells Fargo Bank, National Association
2.       U.S. Bank National Association
3.       LaSalle Bank National Association
4.       Commerce Bank, N.A.
5.       National City Bank
6.       The Northern Trust Company
7.       Bank of Oklahoma, NA
8.       Hibernia National Bank
9.       SunTrust Bank, N.A.
10.      UMB Bank, N.A.
11.      Union Planters Bank, N.A.

                                    EXHIBIT F
                                    ---------
                       ASSIGNMENT AND ASSUMPTION AGREEMENT


     Reference is made to that certain Credit Agreement dated as of July 29, 2002, by and among O'Reilly Automotive, Inc., a Missouri corporation (the "Borrower"), the financial institutions parties thereto in their capacities as Banks thereunder, Wells Fargo Bank, National Association, as Administrative
Agent  for  the  Banks  (the   "Administrative   Agent"),   U.S.  Bank  National
Association, as Syndication Agent for the Banks, LaSalle Bank National Association, as Documentation Agent for the Banks and Wells Fargo Bank, National Association, as Sole Lead Arranger (as the same may be amended, supplemented, restated or otherwise modified from time to time in accordance with its terms and in effect, the "Credit Agreement"). Capitalized terms used but not otherwise defined herein shall have the respective meanings assigned to them in the Credit Agreement.

     NOW, THEREFORE,  ____________________ (the "Transferor") and ______________
___________________ (the "Transferee") hereby agree as follows:

     1. The Transferor hereby transfers and assigns to the Transferee, except with respect to indemnities of the Borrower, if any, which have not been satisfied and which shall have arisen prior to the Effective Date (as defined in Section 11 hereof), that interest in and to all the Transferor's rights and obligations under the Credit Agreement as of the date hereof which represents the percentage interest specified in Item 2 of Schedule A to this Assignment and Assumption Agreement ("Assigned Portion") and the Transferee hereby accepts said assignment and, to the extent of its respective interests therein, assumes the commitments and obligations established under the Credit Agreement with respect to the Assigned Portion. The assignment affected hereby is without recourse against or warranty (except as provided in Section 4 below) by the Transferor.

     2. In connection with the assignment affected hereby by the Transferor to the Transferee of the Assigned Portion with respect to the Credit Agreement:

     (a) as of the Effective Date, the Transferee shall pay to the Transferor, in immediately available funds, an amount equal to the outstanding indebtedness owed to it by the Borrower under the Credit Agreement with respect to the Assigned Portion;

     (b) from and after the Effective Date: (i) the Transferee shall (A) be a Bank party to the Credit Agreement for all purposes of the Credit Agreement and the other Loan Documents, (B) be subject to the terms and conditions thereof and
(C) have all of the rights, interests, liabilities, duties and obligations of the Transferor under the Credit Agreement, the Revolving Credit Notes, the Letter of Credit Obligations and the Guaranty to the extent of the Assigned Portion; and (ii) the Transferor shall to the extent provided in this Assignment and Assumption Agreement relinquish such rights and interest and be released from such liabilities, duties and obligations under the Credit Agreement, the Revolving Credit Notes, the Letter of Credit Obligations and the Guaranty as shall have been assigned to the Transferee hereunder; and

     (c) from and after the Effective Date, the Administrative Agent shall make all payments under the Credit Agreement in respect of the Assigned Portion (including, without limitation, all payments of principal, interest and fees, if applicable, with respect thereto) to the Transferee. The Transferor and Transferee shall make all appropriate adjustments in payments under the Credit Agreement for periods prior to the Effective Date between themselves.

     3. Each of the parties to this Assignment and Assumption Agreement agrees that at any time and from time to time upon the written request of any other party, it will execute and deliver such further documents and perform such further acts as such other party may reasonably request in order to effect the purposes of this Assignment and Assumption Agreement, provided neither this Assignment and Assumption Agreement nor any term hereof may be changed, waived, discharged or terminated except by an instrument in writing signed by the party (including, if applicable, any party required to evidence its consent to or acceptance of this Assignment and Assumption Agreement) against whom enforcement of such change, waiver, discharge or termination is sought.

                                                                   July 29, 2002
                                                                          Page 2

     4. By executing and delivering this Assignment and Assumption Agreement, the Transferor (a) represents and warrants that it is the legal and beneficial owner of the interest being assigned hereby free and clear of any adverse claim;
(b) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement, any Revolving Credit Note, any Letter of Credit Obligation or the Guaranty, or any other instrument or document furnished pursuant thereto; (c) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or any of its Subsidiaries, or the performance or observance by the Borrower or any of its Subsidiaries of any of its obligations under the Credit Agreement, any Revolving Credit Note, any Letter of Credit Obligation or the Guaranty or any other instrument or document furnished pursuant hereto.

     5. By executing and delivering this Assignment and Assumption Agreement, the Transferee: (a) confirms that it has received a copy of the Credit Agreement, together with copies of the financial statements referred to therein and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Assumption Agreement; (b) will independently and without reliance upon the Administrative Agent, the Letter of Credit Issuer, the Swing Line Lender, the Transferor or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement; (c) appoints and authorizes the Administrative Agent to take such action as the Administrative Agent, the Letter of Credit Issuer to take such action as Letter of Credit Issuer and the Swing Line Lender to take such action as the Swing Line Lender, on its behalf and to exercise such powers under the Credit Agreement, the Revolving Credit Notes, the Letters of Credit and the Guaranty as are delegated to the Administrative Agent, the Letter of Credit Issuer and the Swing Line Lender by the terms thereof, together with such powers as are reasonably incidental thereto; (d) agrees that it will perform in accordance with their terms all of the obligations which by the terms of the Credit Agreement, the Revolving Credit Notes, the Letter of Credit Obligations and the Guaranty are required to be performed by it as a Bank and (e) agrees to execute and deliver to the Administrative Agent a joinder to the Intercreditor Agreement in form and substance reasonably acceptable to the Administrative Agent.

     6. Unless otherwise specifically provided herein, any notice or other communication herein required or permitted to be given shall be in writing and may be personally served, telexed or sent by facsimile or United States mail or courier service. For purposes hereof, the notice address of each party hereto shall be as set forth on Schedule A hereto or, as to either party, such other address as shall be designated by such party in writing.

     7. Each of the Transferor and the Transferee represents and warrants to the Borrower and the Administrative Agent that after giving effect to the assignment of the Assigned Portion affected hereby, each of the Transferor and the Transferee is in compliance with the provisions of Section 9.06 of the Credit Agreement.

     8. This Assignment and Assumption Agreement may be executed in any number of counterparts (including facsimile counterparts) and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

     9. THIS ASSIGNMENT AND ASSUMPTION AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE SUBSTANTIVE LAWS OF THE STATE OF MISSOURI WITHOUT REFERENCE TO THE PROVISIONS THEREOF REGARDING CONFLICTS OF LAW.

     10. No assignment effected pursuant to this Assignment and Assumption Agreement shall constitute a novation of the obligations of the Borrower being assigned.

                                                                   July 29, 2002
                                                                          Page 3

     11. This Assignment and Assumption Agreement shall become effective on the date (the "Effective Date") upon which all of the following conditions are satisfied: (i) the execution of a counterpart hereof by each of the Transferor and the Transferee; (ii) the execution of a counterpart hereof by the Borrower and the Administrative Agent as evidence of its consent hereto to the extent required under Section 9.06(c) of the Credit Agreement; (iii) the receipt by the Administrative Agent of the processing and recordation fee referred to in
Section 9.06(c) of the Credit Agreement; (iv) in the event the Transferee is not a United States person, the delivery by the Transferee to the Administrative Agent of such forms, certificates or other evidence with respect to United States federal income tax withholding matters as Transferee may be required to deliver to the Administrative Agent pursuant to Sections 2.15 and/or 9.06(c) of the Credit Agreement; and (v) the receipt by the Administrative Agent of originals or facsimiles of the counterparts described above and authorization of delivery thereof; provided, however, that for all purposes under this Assignment and Assumption Agreement, the term "Settlement Date" shall mean the later of (a) the date specified in Item 3 of Schedule A hereto and (b) the Effective Date.

     IN WITNESS WHEREOF, the parties hereto have caused this Assignment and Assumption Agreement to be executed and delivered by their respective officers thereunto duly authorized, such execution being made as of the Effective Date in the applicable spaces provided on Schedule A hereto.

                                   SCHEDULE A
                           TO THE ASSIGNMENT AGREEMENT
                           ---------------------------

1. Name and Date of Credit Agreement: Credit Agreement, dated as of July 29, 2002, by and among Borrower, the financial institutions parties thereto as Banks, Wells Fargo Bank, National Association as Administrative Agent for the Banks, U.S. Bank National Association, as Syndication Agent for the Banks, LaSalle Bank National Association, as Documentation Agent for the Banks and Wells Fargo Bank, National Association, as Sole Lead Arranger, as the same may be amended, supplemented, restated or otherwise modified from time to time.

2.   Assigned Portions:

    (a) Aggregate Revolving Credit
        Commitments of all of the Banks      $__________________

    (b) Assigned Share                        __________________%

    (c) Amount of Assigned Share            $ __________________

3.   Settlement Date: __________________, 20_____

4.   Payment Instructions:
     TRANSFEROR:                           TRANSFEREE:




     Attn:                                       Attn:
     Ref:                                        Ref:

5.   Notice of Address:
     TRANSFEROR:                           TRANSFEREE:




     Attn:                                       Attn:
     Ref:                                        Ref:

                                                                   July 29, 2002
                                                                          Page 2

6.   SIGNATURES:

     [NAME OF TRANSFEROR]


     By ______________________
     Title:



     [NAME OF TRANSFEREE]


     By: _____________________
     Title:



     Consented to in accordance
     with Section 9.06(c) of the
     Credit Agreement

     O'REILLY AUTOMOTIVE, INC.


     By: _____________________
     Title:



     Accepted in accordance with
     Section 9.06(c) of the Credit
     Agreement

     WELLS FARGO BANK, NATIONAL ASSOCIATION,
     as Administrative Agent


     By: _____________________
     Title:

                                                                   July 29, 2002
                                                                          Page 3

                                    EXHIBIT G
                                    ---------
                             Compliance Certificate
                             ----------------------


To:            Wells Fargo Bank, National Association, as Administrative Agent
Date:          _____________, 20___
Subject:       O'Reilly Automotive, Inc.


Financial Statements
--------------------

In accordance with our Credit Agreement dated as of July 29, 2002 (the "Credit Agreement"), attached are the financial statements of O'Reilly Automotive, Inc. (the "Borrower") and its Subsidiaries of and for the [Fiscal Year] [Fiscal Quarter] ended __________, 20___ (the "Reporting Date") and the year-to-date period then ended (the "Current Financials"). All terms used in this certificate have the meanings given in the Credit Agreement.



The Borrower certifies that the Current Financials have been prepared in accordance with GAAP, [subject to year-end audit adjustments and absence of footnotes,] and fairly present the consolidated financial condition of the Borrower and its Subsidiaries as of the date thereof and in a manner consistent with prior periods.

Events of Default. (Check one):
-----------------
      _ Except as previously reported in writing to the Administrative Agent, the Borrower does not have knowledge of (i) the occurrence of any Default or Event of Default under the Credit Agreement or (ii) any condition, act or event which with the giving of notice or the passage of time or both would constitute a Default or Event of Default .

     _ The Borrower does not have knowledge of the occurrence of a Default or Event of Default under the Credit Agreement not previously reported in writing to the Administrative Agent and attached hereto is a statement of the facts with respect to thereto and the action which the Borrower is taking or purposes to take with respect thereto.


Financial Covenants. The Borrower further hereby certifies as follows:
-------------------
     1. Maximum Consolidated Leverage Ratio. Pursuant to Section 5.05 of the Credit Agreement, as of the Reporting Date, the ratio of the Borrower's Consolidated Debt to Consolidated EBITDA was _____ to 1.00 which ? satisfies ? does not satisfy the requirement that such ratio be no more than 2.5 to 1.00 on the Reporting Date.

                                                                   July 29, 2002
                                                                          Page 4

          A.         Consolidated Debt

              (i)    Borrowed money                     ________________________

              (ii)   Letter of Credit Obligations       ________________________

              (iii)  Capitalized Lease Obligations      ________________________

              (iv)   All other Debt (attach schedule)   ________________________

              (v)   Consolidated Debt = sum of (i)      ________________________
                    through (iv)

          B.       Consolidated EBITDA (for preceding
                   four Fiscal Quarters):               ________________________

              i)   Consolidated Net Income              ________________________

             (ii)  Consolidated Interest Expense        ________________________

             (iii)  Provisions for taxes                ________________________

             (iv)   Depreciation                        ________________________

             (v)    Amortization                        ________________________

             (vi)   Extraordinary losses                ________________________

             (vii)  xtraordinary gains                  ________________________


             (viii) Consolidated EBITDA = sum of (i)
                    through (vi) less (vii)             ________________________


          C.       Consolidated Leverage Ratio = A
                   (v) divided by B (viii)              ________________________


2. Minium Consolidated Fixed Charge Coverage Ratio. Pursuant to Section 5.06 of the Credit Agreement, as of the Reporting Date, the ratio of the Borrower's Consolidated EBITDAR to Consolidated Fixed Charges was _____ to
     1.00 which ? satisfies ? does not satisfy the requirement that such ratio be no less than 2.75 to 1.00 on the Reporting Date.

                                                                   July 29, 2002
                                                                          Page 5
          A.       Consolidated EBITDAR (for preceding
                   four Fiscal Quarters)

             (i)   Consolidated EBITDA per item 1(B)
                   (viii) above                         ________________________

             (ii)  Consolidated Rent Expense            ________________________


             (iii) Consolidated EBITDAR = sum
                   of (i) and (ii)                      _______________________


          B.       Consolidated Fixed Charges

             (i)   Consolidated Interest                ________________________


            (ii)   Consolidated Rent Expense            ________________________

            (iii)  Consolidated Fixed Charges = sum
                   of (i) and (ii)                      ________________________

          C.       Consolidated Fixed Charge Coverage

                   Ratio = A(iii) divided by B(iii)     ________________________


3. Minimum Consolidated Tangible Net Worth. Pursuant to Section 5.07 of the Credit Agreement, as of the Reporting Date, the Borrower's Consolidated Tangible Net Worth was $____________ which ? satisfies ? does not satisfy the requirement that such amount be not less than $_________________.

          A.       Actual Net Worth                     ________________________


          B.      Required Net Worth: $500,186,351
                  plus (i) an aggregate amount equal
                  to 50% of Consolidated Net Income
                  (with no deductions for losses) for
                  each Fiscal Quarter beginning with
                  the Fiscal Quarter ended September
                  30, 2002, plus (ii)100% of the net
                  proceeds from any issuance of equity  ________________________

4. Maximum Consolidated Synthetic Lease Obligations. Pursuant to Section 5.08 of the Credit Agreement, as of the Reporting Date, the Borrower's Consolidated Synthetic Lease Obligations were $___________________ which satisfies does not satisfy the requirements that such amount be not greater than $60,000,000.


Attached hereto are all relevant facts in reasonable detail to evidence, and the computations of the financial covenants referred to above. These computations were made in accordance with GAAP.

                                                     O'REILLY AUTOMOTIVE, INC.

                                                     By________________________
                                                     Name:_____________________
                                                     Title:____________________