Form 10-Q
period 2002-09-30
O REILLY AUTOMOTIVE INC
filed 2002-11-12
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


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

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]           No [   ]

Common stock, $0.01 par value - 53,295,765 shares outstanding as of September 30, 2002.

This report contains a total of 18 pages of which this page is number 1.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        Quarter Ended September 30, 2002


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                          Page
                                                                       ------
   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
   Condensed Consolidated Balance Sheets                                    3
   Condensed Consolidated Statements of Income                              4
   Condensed Consolidated Statements of Cash Flows                          5
   Notes to Condensed Consolidated Financial Statements                     6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION                              7

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                    10

   ITEM 4 - CONTROLS AND PROCEDURES                                        10

PART II - OTHER INFORMATION
   ITEM 5 - OTHER INFORMATION                                              10

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               11

SIGNATURE PAGE                                                             12

CERTIFICATIONS                                                             13

EXHIBIT INDEX                                                              15

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)

                                             September 30,          December 31,
                                                 2002                   2001
                                            --------------        --------------
                                             (Unaudited)              (Note)
Assets
Current assets:
  Cash                                        $     31,881          $     15,041
  Short-term investments                               500                   500
  Accounts receivable, net                          50,133                41,486
  Amounts receivable from vendors                   40,832                38,440
  Inventory                                        490,402               447,793
  Refundable income taxes                               --                   168
  Deferred income taxes                              2,588                 3,908
  Other current assets                               3,482                 3,327
                                            --------------        --------------
    Total current assets                           619,818               550,663

Property and equipment, at cost                    463,221               392,365
Accumulated depreciation
 and amortization                                  128,847               103,361
                                            --------------        --------------
   Net property and equipment                      334,374               289,004


Notes receivable                                     2,016                 2,557
Other assets                                        18,755                14,635
                                            --------------        --------------
Total assets                                  $    974,963          $    856,859
                                            ==============        ==============

Liabilities and shareholders' equity
Current liabilities:
  Note payable to bank                        $         --          $      5,000
  Income taxes payable                              10,746                    --
  Accounts payable                                  92,643                61,875
  Accrued payroll                                   13,015                12,866
  Accrued benefits & withholdings                   23,639                14,038
  Other current liabilities                         25,513                15,514
  Current portion of long-tem debt                     748                11,843
                                            --------------        --------------
    Total current liabilities                      166,304               121,136

Long-term debt, less current portion               160,619               165,618
Deferred income taxes                               12,723                 9,141
Other liabilities                                    5,178                 4,673

Shareholders' equity:
  Common stock, $0.01 par value:
  Authorized shares-90,000,000
  Issued and outstanding shares-
    53,295,765 shares at September 30, 2002,
    and 52,850,713 at December 31, 2001                533                   528
  Additional paid-in capital                       267,353               256,795
  Retained earnings                                362,253               298,968
                                            --------------        --------------
Total shareholders' equity                         630,139               556,291
                                            --------------        --------------
Total liabilities and shareholders' equity    $    974,963          $    856,859
                                            ==============        ==============


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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                            Three Months Ended         Nine Months Ended
                                                                               September 30,              September 30,
                                                                         -----------------------    -----------------------
                                                                             2002        2001           2002        2001
                                                                         ----------   ----------    ----------   ----------
                                                                                (In thousands, except per share data)
Product sales                                                            $  359,579   $  293,996    $  998,249   $  813,735
Cost of goods sold, including warehouse and distribution expenses           207,383      168,709       575,839      468,233
                                                                         ----------   ----------    ----------   ----------

Gross profit                                                                152,196      125,287       422,410      345,502
Operating, selling, general and administrative expenses                     111,473       91,145       315,280      258,870
                                                                         ----------   ----------    ----------   ----------

Operating income                                                             40,723       34,142       107,130       86,632
Other expense, net                                                           (1,972)      (1,764)       (5,370)      (5,362)
                                                                         ----------   ----------    ----------   ----------
Income before income taxes                                                   38,751       32,378       101,760       81,270

Provision for income taxes                                                   14,655       12,238        38,475       30,826
                                                                         ----------   ----------    ----------   ----------
Net income                                                               $   24,096   $   20,140    $   63,285   $   50,444
                                                                         ==========   ==========    ==========   ==========
Net income per common share                                              $     0.45   $     0.38    $     1.19   $     0.97
                                                                         ==========   ==========    ==========   ==========
Weighted-average common shares outstanding                                   53,187       52,404        53,044       51,942
                                                                         ==========   ==========    ==========   ==========
Net income per common share - assuming dilution                          $     0.45   $     0.38    $     1.18   $     0.96
                                                                         ==========   ==========    ==========   ==========
Adjusted weighted-average common shares outstanding
  - assuming dilution                                                        53,715       53,205        53,675       52,563
                                                                         ==========   ==========    ==========   ==========


NOTE: The income statement at September 30, 2001, has been derived from the quarterly results section of the Form 10-K for the year ended December 31, 2001, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                  September 30,    September 30,
                                                      2002              2001
                                                 --------------   --------------
                                                        (In thousands)
Net cash provided by operating activities        $    105,124      $     72,278

Investing activities:
  Purchases of property and equipment                 (72,610)          (46,465)
  Proceeds from sale of property and equipment          1,446             6,755
  Payments received on notes receivable                   585               479
  Investments in other assets                          (1,844)             (977)
                                                 --------------   --------------
Net cash used in investing activities                 (72,423)          (40,208)

Financing activities:
  Payments on notes payable to banks                   (5,000)          (35,000)
  Proceeds from issuance of long-term debt            149,640           191,542
  Payments on long-term debt                         (166,546)         (177,020)
  Proceeds from issuance of common stock                6,045            12,483
                                                 --------------   --------------
Net cash used in financing activities                 (15,861)           (7,995)
                                                 --------------   --------------
Net increase in cash                                   16,840            24,075
Cash at beginning of period                            15,041             9,204
                                                 --------------   --------------
Cash at end of period                            $     31,881      $     33,279
                                                 ==============   ==============


            See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2002


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Reclassifications

Certain reclassifications have been made to the 2001 condensed consolidated financial statements in order to conform to the 2002 presentation.

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

Results of Operations

Product sales for the third quarter of 2002 increased by $65.6 million, or 22.3% over product sales for the third quarter of 2001, to $359.6 million. Product sales for the first nine months of 2002 increased by $184.5 million, or 22.7% over product sales for the first nine months of 2001, to $998.2 million. These increases were primarily due to the opening of 29 net, new stores during the third quarter of 2002 and 83 net, new stores during the first nine months of 2002, in addition to a 3.2% and 3.3% increase in comparable store product sales for the third quarter and first nine months of 2002, respectively. At September 30, 2002, we operated 958 stores compared to 764 stores at September 30, 2001.

Gross profit increased $26.9 million, or 21.5% from $125.3 million (or 42.6% of product sales) in the third quarter of 2001 to $152.2 million (or 42.3% of product sales) in the third quarter of 2002. Gross profit for the first nine months increased $76.9 million, or 22.3% from $345.5 million (or 42.5% of product sales) in 2001 to $422.4 million (or 42.3% of product sales) in 2002. The increase in gross profit dollars was primarily a result of the increase in sales resulting primarily from the increases in the number of stores open during the third quarter and first nine months of 2002 compared to the same periods in 2001, and increased sales levels at existing stores. The decrease in gross profit as a percent of sales for both periods being compared is primarily due to increased independent jobber sales resulting from the Mid-State's acquisition which are at a lower gross margin.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $20.3 million from $91.1 million (or 31.0% of product sales) in the third quarter of 2001 to $111.5 million (or 31.0% of product sales) in the third quarter of 2002. OSG&A expenses increased $56.4 million from $258.9 million (or 31.8% of product sales) in the first nine months of 2001 to $315.3 million (or 31.6% of product sales) in the first nine months of 2002. The dollar increase in OSG&A expenses resulted from the addition of team members and resources in order to support the increased level of our operations and the continuing conversion of the 82 net stores acquired from Mid-State Automotive Distributors, Inc. ("Mid-State") during the fourth quarter of 2001.

Other expense, net increased by $208,000 in the third quarter of 2002 compared to the third quarter of 2001 and increased by $8,000 for the first nine months of 2002 compared to the first nine months of 2001. The overall increase in other expense, net in both periods being compared, is primarily due to an increase in interest expense.

Our estimated provision for income taxes increased $2.4 million and $7.6 million for the third quarter and first nine months of 2002 compared to 2001, as a result of our increased taxable income. Our effective tax rate was 37.8% of income before income taxes for the third quarter and the first nine months of both 2002 and 2001.

Principally, as a result of the foregoing, net income increased from $20.1 million or 6.9% of product sales in the third quarter of 2001 to $24.1 million or 6.7% of product sales in the third quarter of 2002. Net income increased from $50.4 million or 6.2% of product sales in the first nine months of 2001 to $63.3 million or 6.3% of product sales in the first nine months of 2002.

Liquidity and Capital Resources

Net cash provided by operating activities increased from $72.3 million for the first nine months in 2001 to $105.1 million for the first nine months of 2002. This increase was principally the result of increased net income and an increase in accounts payable, income taxes payable, accrued expenses, and other current liabilities, partially offset by increases in accounts receivable and inventory. The increase in accounts payable was primarily attributable to the timing of payments and more favorable payment terms from vendors. The increase in inventory and accounts receivable is primarily due to our continuing store growth.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

Net cash used in investing activities increased from $40.2 million during the first nine months in 2001 to $72.4 million for the comparable period in 2002, primarily due to the increased purchases of property and equipment resulting from new store growth.

Net cash used in financing activities was $15.9 million in the first nine months of 2002, compared to $8.0 million in the first nine months of 2001 primarily due to increased repayment of debt.

We maintain an unsecured, three-year syndicated revolving credit facility in the amount of $150 million. The credit facility is guaranteed by all of our subsidiaries and may be increased to a total of $200 million at any time prior to January 29, 2004, subject to availability of such additional credit from either existing banks within the syndicate or other banks. At September 30,
2002, $61.0 million of the revolving credit facility was outstanding. Accordingly, we have aggregate availability of $89.0 million under the credit facility for additional borrowings. The credit facility, which bears interest at LIBOR plus 1.00% (2.88% at September 30, 2002), expires in July 2005.

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

For the first nine months of 2002, 83 net, new stores were opened. The Company plans to open 17 additional stores during the remainder of 2002. The funds required for such planned expansions are expected to be provided by operating activities and the existing and available bank credit facilities.

We believe that our existing cash, short-term investments, cash expected to be provided by operating activities, available bank credit facilities and trade credit will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future.

New Accounting Standards

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

The Company does not expect that the adoption of the statement will have a significant impact on the Company's financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On March 22, 2002, the Company entered into a receive-fixed, pay-float interest rate swap agreement ("Reverse Swap") to effectively convert a portion of its fixed rate long-term debt to a floating rate basis, thereby taking advantage of historically low floating interest rates. Pursuant to this Reverse Swap agreement, the Company agreed to exchange, at specified intervals, the difference between the fixed and the floating interest amounts calculated on the notional amount of the Reverse Swap agreement, which totaled $37.5 million. The Company's floating interest rate under the Reverse Swap agreement was 2.06% and the counterparty's fixed interest rate was 5.07% at June 14, 2002. The Company determined that the Reverse Swap was a perfectly matched derivative under the guidelines of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." On June 14, 2002, the Company terminated the Reverse Swap and received a settlement payment in the amount of approximately $1 million dollars. The settlement payment is being amortized against interest expense through May 15, 2006, which is the expiration of the underlying (matched) debt.

We are subject to interest rate risk to the extent we borrow against our credit facility with variable interest rates. Assuming the current level of borrowings at variable rates and assuming a two-percentage point change in the average interest rates under these borrowings, it is estimated that our interest expense for the quarter ended September 30, 2002, would have increased by approximately $305,000. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk particularly if our borrowing levels increase to any significant extent; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Our chief executive officer and chief financial officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this Quarterly Report. Based on such review and evaluation, the officers believe that the disclosure controls and procedures are designed effectively to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1.) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that the information required to be discussed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934, as amended, and (2.) is documented and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls . There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On July 29, 2002, we completed an unsecured, three-year syndicated credit facility in the amount of $150 million lead by Wells Fargo Bank as the Administrative Agent which replaced our previous revolving credit facility. The credit facility is guaranteed by all of our subsidiaries. The facility may be increased to a total of $200 million at any time prior to January 29, 2004, subject to availability of such additional credit from either existing banks within the syndicate or new banks. The credit facility currently bears interest at LIBOR plus 1% and expires in July 2005. The credit agreement was filed as
Exhibit 10.28 to our quarterly report on Form 10-Q for the quarter ended June 30, 2002.

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

The Company does not expect that the adoption of the statement will have a significant impact on the Company's financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: See Exhibit Index on page 12 hereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           O'REILLY AUTOMOTIVE, INC.

November 12, 2002          /s/  David E. O'Reilly
-----------------          -----------------------------------------------------
Date                       David E. O'Reilly, Co-Chairman of the Board and
                           Chief Executive Officer (Principal Executive Officer)


November 12, 2002          /s/  James R. Batten
-----------------          -----------------------------------------------------
Date                       James R. Batten, Vice-President of Finance and
                           Chief Financial Officer (Principal Financial and
                           Accounting Officer)

                                 CERTIFICATIONS

I, David E. O'Reilly, Co-Chairman of the Board, President and Chief Executive Officer of O'Reilly Automotive, Inc. (O'Reilly), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of O'Reilly;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of O'Reilly as of, and for, the periods presented in this quarterly report;

4. O'Reilly's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for O'Reilly and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to O'Reilly, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of O'Reilly's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. O'Reilly's other certifying officer and I have disclosed, based on our most recent evaluation, to O'Reilly's auditors and the audit committee of O'Reilly's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect O'Reilly's ability to record, process, summarize and report financial data and have identified for O'Reilly's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in O'Reilly's internal controls; and

6. O'Reilly's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 12, 2002           /s/ David E. O'Reilly
                                        ----------------------------------------
                                        David E. O'Reilly, Co-Chairman of the
                                        Board and Chief Executive Officer
                                        (Principal Executive Officer)

                                 CERTIFICATIONS

I, James R. Batten, Vice President of Finance and Chief Financial Officer of O'Reilly Automotive, Inc. (O'Reilly), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of O'Reilly;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of O'Reilly as of, and for, the periods presented in this quarterly report;

4. O'Reilly's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for O'Reilly and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to O'Reilly, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of O'Reilly's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. O'Reilly's other certifying officer and I have disclosed, based on our most recent evaluation, to O'Reilly's auditors and the audit committee of O'Reilly's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect O'Reilly's ability to record, process, summarize and report financial data and have identified for O'Reilly's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in O'Reilly's internal controls; and

6. O'Reilly's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 12, 2002           /s/ James R. Batten
                                        ----------------------------------------
                                        James R. Batten, Vice President of
                                        Finance and Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX

Number           Description                                               Page
------           -----------                                               ----
99.1     Certain Risk Factors, filed herewith                                16
99.2     Certificate of the Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002, filed herewith.                       17
99.3     Certificate of the Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002, filed herewith.                       18

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

Dependence Upon Key and Other Personnel

The success of our company has been largely dependent on the efforts of certain key personnel, including David E. O'Reilly, Lawrence P. O'Reilly, Ted F. Wise, and Greg Henslee. The loss of the services of one or more of these individuals could have a material adverse effect on the business and results of operations. Additionally, in order to successfully implement and manage our growth strategy, we will be dependent upon our ability to continue to attract and retain qualified personnel. There can be no assurance that we will be able to continue to attract such personnel.

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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 99.2 - CEO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David E. O'Reilly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ David E. O'Reilly
-------------------------------------
David E. O'Reilly
Chief Executive Officer

November 12, 2002


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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 99.3 - CFO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James R. Batten, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ James R. Batten
-------------------------------------
James R. Batten
Chief Financial Officer

November 12, 2002



This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.