Form 10-K
period 2002-12-31
O REILLY AUTOMOTIVE INC
filed 2003-03-27
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by a check mark  whether the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act.)  Yes X    No _____


At June 28, 2002, an aggregate of 53,139,484 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $1,547,204,179 based on the last sale price of the common stock reported by the Nasdaq Stock Market (Nation Market). At February 28, 2003, an aggregate of 53,368,259 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $1,362,491,650 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

                       DOCUMENTS INCORPORATED BY REFERENCE

As provided below, portions of the registrant's documents specified below are incorporated here by reference:

      Document                                                  Part-Form 10-K
--------------------                                           -----------------

Portions of the Annual Shareholders' Report for the Year
Ended December 31, 2002                                         Part II

Proxy Statement for 2003 Annual Meeting of Shareholders (to
be filed pursuant to Regulation 14A within 120 days of the
end of registrant's most recently completed fiscal year)        Parts I and III

Forward Looking Information

The information contained in this Form 10-K includes statements regarding matters which are not historical facts (including statements as to O'Reilly Automotive, Inc.'s plans, beliefs or expectations) which are forward-looking statements within the meaning of the federal securities laws within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described in these forward-looking statements. Because such forward-looking statements involve certain risks and uncertainties, our actual results and the timing of certain events could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed in the Sections captioned "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (incorporated here by reference) and the "Risk Factors" discussed below.

Unless otherwise indicated, "we", "us", "our", and similar terms, as well as references to the "Company" and "O'Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.

                                     PART I
Item 1.  Business
-----------------

     O'Reilly Automotive, Inc. is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself ("DIY") customers and professional installers. At December 31, 2002, we operated 981 stores in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Missouri, Mississippi, Nebraska, North Carolina, Oklahoma, Tennessee and Texas. Eighteen, net additional stores were acquired in December 2002, and will be included in 2003 as new stores. Our stores carry an extensive product line consisting of:

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

     We have been committed to a dual market strategy for over 20 years. For 2002, we derived approximately 54% of our product sales from our DIY customers and approximately 46% from our professional installer customers. As a result of our historical success in executing our dual market strategy and our over 135 full-time sales representatives dedicated solely to calling upon and selling to the professional installer, we believe we will increase the sales to professional installers and have a competitive advantage over our retail competitors who have only recently entered and begun focusing on the professional installer market.

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

     Strategic Distribution Systems. We believe that the geographic concentration of our store network in seventeen, contiguous states (Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Missouri, Mississippi, Nebraska, North Carolina, Oklahoma, Tennessee and Texas) and the strategic locations of our nine distribution centers enable us to maintain optimum inventory levels throughout our store network. In addition, our inventory management and distribution systems electronically link each of our stores to a distribution center, providing for efficient inventory control and management. Our distribution system provides each of our stores with same day or overnight access to approximately 100,000 SKUs, many of which are hard to find items not typically stocked by other parts retailers. We believe the availability of a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

     Experienced Management Team. Our management team has a demonstrated ability to successfully execute our business plan, including the identification and integration of strategic acquisitions. We have experienced ten consecutive years of record revenues and earnings growth. We have a strong senior management team comprised of 49 professionals who average 17 years of experience with O'Reilly. In addition, our 93 district managers average over 9 years of experience with us.

Growth and Expansion Strategies

     Aggressively Open New Stores. We intend to continue to aggressively open new stores in order to achieve greater penetration in existing markets and to expand into new, contiguous markets. We plan to open approximately 130 stores in 2003 and approximately 145 stores in 2004. A majority of the sites for our proposed 2003 store openings and several of the sites for our proposed 2004 store openings have been identified. In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in areas such as management, advertising and distribution.

     Until 1986, our expansion was targeted to markets with populations of less than 100,000. We entered into a more densely populated market in August 1986 with the opening of the first of 29 stores in the greater Kansas City, Missouri, market area. Of the 106 net new stores added in 2002, 2 are located in Alabama, 3 in Arkansas, 3 in Georgia, 7 in Illinois, 2 in Kansas, 4 in Kentucky, 7 in Louisiana, 10 in Mississippi, 7 in Missouri, 20 in Tennessee, and 41 in Texas. While we have faced, and expect to continue to face, more aggressive competition in the more densely populated markets, we believe that we have competed effectively, and that we are well positioned to continue to compete effectively, in such markets and achieve our goal of continued sales and profit growth within these markets. We also believe that because of our dual market strategy, we are better able to operate stores in less densely populated areas within our regional market which would not otherwise support a national or regional chain store selling to one portion of the market or the other. Consequently, we expect to continue to open new stores in less densely populated market areas.

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

Products and Purchasing

     Our stores offer DIY and professional installer customers a wide selection of brand name and private label products for domestic and imported automobiles, vans and trucks. We do not sell tires or perform automotive repairs or installations. Our merchandise generally consists of nationally recognized, well-advertised, name brand products such as AC Delco, Moog, Murray, Wagner, Gates Rubber, Federal Mogul, Monroe, Prestone, Quaker State, Pennzoil, Castrol, Valvoline, STP, BWD, Cardone, Wix, Armor All and Turtle Wax. In addition to name brand products, our stores carry a wide variety of high-quality private label products under our O'Reilly Auto Parts, SuperStart, BrakeBest, Ultima and Omnispark proprietary name brands. Because most of our private label products are produced by nationally recognized manufacturers in accordance with our specifications, we believe that the private label products are generally of equal or, in some cases, better quality than comparable name brand products, a characteristic which is important to our professional installer clientele. We further believe that the private label products are packaged attractively to promote customer interest and are generally priced below comparable name brand products carried in our stores.

     We purchase automotive products from approximately 400 vendors, the five largest of which accounted for approximately 25% of our total purchases in 2002. Our largest vendor in 2002 accounted for approximately 7% of our total purchases and the next four largest vendors accounted for 4-5% of such purchases each. We have no long-term contractual purchase commitments with any of our vendors, nor have we experienced difficulty in obtaining satisfactory alternative sources of supply for automotive parts. We believe that alternative supply sources exist at substantially similar costs, for substantially all automotive products that we sell. It is our policy to take advantage of early payment and seasonal purchasing discounts offered by our vendors, and to utilize extended dating terms available from vendors due to volume purchasing. We consider our relationships with our suppliers to be good.

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

Store Network

     Store Locations. As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and less densely populated areas which would not otherwise support a national or regional chain selling to just one portion of the automotive aftermarket. The following table sets forth the geographic distribution of our stores:


                 State                  Number of Stores
                -------                ------------------
               Texas                          363
               Missouri                       130
               Oklahoma                        99
               Arkansas                        67
               Iowa                            63
               Kansas                          55
               Tennessee                       61
               Louisiana                       47
               Nebraska                        24
               Alabama                         18
               Kentucky                        11
               Mississippi                     16
               Georgia                          8
               Indiana                          5
               Florida                          4
               Illinois                        10
                                             -----
                     Total                    981
                                             =====

     Our stores on average carry approximately 22,000 SKUs and average approximately 6,700 total square feet in size. At December 31, 2002, we had a total of approximately 6.6 million square feet in our 981 stores. Our stores are served primarily by the nearest distribution center, but also have access to the broader selection of inventory available at one of our 46 Master Inventory Stores, which on average carry approximately 38,000 SKUs and average approximately 9,400 square feet in size. Master Inventory Stores, in addition to serving DIY and professional installer customers in their markets, also provide our other stores within their area access to a greater selection of SKUs on a same day basis.

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

Distribution System

     The following table sets forth the distribution centers we currently operate:


                                            Square Footage
                        ------------------------------------------------        Number of
  Location              Distribution Center (1)      Office       Total       Stores Served
------------------      -----------------------     --------     -------     ---------------
Houston, TX                   449,825                21,280      471,105          229
Oklahoma City, OK             296,600                 5,940      302,540          158
Dallas, TX                    442,376                21,889      464,265          163
Springfield, MO               310,666               108,690 (2)  419,359          113
Des Moines, IA                178,391                 8,325      186,716           90
Kansas City, MO               128,064                 2,590      130,654           72
Nashville, TN                 346,604                35,000      381,604           92
Little Rock, AR                89,852                 7,200       97,052           40
Knoxville, TN                 153,664                 9,725      163,389           24
                           ----------              --------    ---------         ----
                            2,396,042               220,639    2,616,682          981

(1)  Includes both floor and mezzanine square footage.

(2) Includes square footage for corporate offices, technical center and training center.

     In addition, adjacent to the Springfield, Missouri distribution center, we operate a 36,000 square foot bulk merchandise warehouse used for the distribution of bulk products such as motor oil, antifreeze, batteries, lubricants and other fast moving bulk products, and an 20,000 square foot returned goods processing facility. We also operate a 31,000 square foot bulk warehouse in McAllen, Texas that serves the surrounding distribution centers with bulk motor oil. A tenth distribution center, located in Saraland, Alabama near Mobile, Alabama with approximately 301,000 square feet to be used for distribution and approximately 13,000 square feet to be used for offices, is under construction and is expected to open June 2003.

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

     We believe that our distribution system assists us in lowering our inventory-carrying costs, improving our store in-stock positions, and controlling and managing our inventory. Moreover, we believe that our expanding network of distribution centers allows us to more efficiently service existing stores, as well as new stores planned for opening in contiguous market areas. Our distribution center expansion strategy also complements our new store opening strategy by supporting newly established clusters of stores located in the regions surrounding each distribution center. As part of our continuing efforts to enhance our distribution network, in 2003 we plan to:

o open a distribution center in the Saraland/Mobile, Alabama area providing opportunity for continued expansion in the southeast United States; and

o continue to implement improvement plans to increase inventory turnover in all distribution centers; and

o    upgrade  material  handling  equipment  in  several   distribution  centers
     including conveyor systems, forklifts and racking.

Marketing

     Marketing to the DIY Customer. We aggressively promote sales to DIY customers through an extensive advertising program, which includes direct mail and newspaper, radio and television advertising in selected markets. We believe that our advertising and promotional activities have resulted in significant name recognition in each of our market areas. Newspaper and radio advertisements are generally directed towards specific product and price promotions, frequently in connection with specific sale events and promotions. To promote sales to car enthusiasts, who we believe on an individual basis spend more on automotive products than the public generally, we sponsor 16 nationally televised races and over 200 motorsports races and car shows at over 150 racetracks in 17 states, including the O'Reilly Chili Bowl, the World of Outlaws Series, the NASCAR Craftsmen Truck Series, as well as four National Hotrod Racing Association races in Topeka, Memphis, Houston and Dallas. O'Reilly Auto Parts is the "official auto parts store" of Texas Motor Speedway, Kansas Speedway, Bristol Motor Speedway, Houston Raceway Park, Texas Motorplex, Memphis Motorsports Park and Heartland Park. We have found that the more progressive marketing concepts utilized in the DIY portion of our business can also be applied to increase sales to our professional installer customers.

     Marketing to the Professional Installer. We have over 135 full-time O'Reilly sales representatives strategically located in the more densely populated market areas that we serve, and each is dedicated solely to calling upon and selling to the professional installer. Our First Call program, which is our commitment to the professional customer, includes a dedicated sales force, sales and promotions directed to the professional installer and overnight delivery service from the distribution center to the professional customer. Moreover, each district manager and store manager throughout our store network calls upon existing and potential new professional installer customers on a regular basis. Our First Call marketing strategy, with respect to professional installers, emphasizes our ability to offer:

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

     Of the approximately 230 independently owned parts stores currently purchasing automotive products from Ozark, 219 participate in the Auto Value program through Ozark. As a participant in this program, an independently owned parts store which meets certain minimum financial and operational standards is permitted to indicate its Auto Value membership through the display of the Auto Value logo, which is owned by The Alliance, Inc. (formerly known as Auto Value Associates, Inc.), a non-profit buying group consisting of approximately 4,500 members as of December 31, 2002, including O'Reilly, engaged in the distribution or sale of automotive products. Additionally, we provide advertising and promotional assistance to Auto Value stores purchasing automotive products from Ozark, as well as marketing and sales support. In return for a commitment to purchase automotive products from Ozark, we offer assistance to an Auto Value independently owned parts store by making available computer software for inventory control.

Management Structure

     Each of our stores is staffed with a store manager and an assistant manager, in addition to the parts specialists and support staff required to meet the specific needs of each store. Each of our 93 district managers has general supervisory responsibility for an average of 10.5 stores within such manager's district.

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

     Most of our current senior management, district managers and store managers were promoted to their positions from within the Company. Our senior management team averages 17 years of experience with the Company and district managers have an average length of service with the Company of over 9 years.

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

Team Members

     As of December 31, 2002, we had 11,513 full-time team members and 2,760 part-time team members, of whom 10,849 were employed at our stores, 2,494 were employed at our distribution centers and 930 were employed at our corporate and administrative headquarters. Our team members are not subject to a collective bargaining agreement. We consider our relations with our team members to be excellent, and strive to promote good relations with our team members through various programs designed for such purposes.

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

Internet Address and Access to SEC Filings

     Our Internet address is www.oreillyauto.com. Interested readers can access the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the www.sec.gov. Such reports are generally available on the day they are filed. Additionally, the Company will furnish interested readers upon request and free of charge, a paper copy of such reports.


Risk Factors

     Some of the information in this Form 10-K contains and future reports and press releases and other public information may contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. These "forward-looking statements" are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (See Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.) You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Form 10-K, are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired business, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described in these forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-K could have a material adverse effect on our business, operating results and financial condition.

The Automotive Aftermarket Business is Highly Competitive

     Both the DIY and professional installer portions of our business are highly competitive, particularly in the more densely populated areas that we serve. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than we are overall but have a greater presence than we do in a particular market. For a list of our principal competitors, see the "Competition" section of Item 1 of this Form 10-K.

We Cannot Assure Future Growth

     We believe that our ability to open additional stores at an accelerated rate will be a significant factor in achieving our growth objectives for the future. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2003 and beyond will be achieved. For a discussion of our growth strategies, see the "Growth and Expansion Strategies" section of Item 1 of this Form 10-K.

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

Dependence Upon Key and Other Personnel

     Our success has been largely dependent on the efforts of certain key personnel, including David E. O'Reilly, Lawrence P. O'Reilly, Ted F. Wise and Greg L. Henslee. One key person, Lawrence P. O'Reilly retired from his operational duties in February 2003, but will continue to serve on the Board of Directors. Our business and results of operations could be materially adversely affected by the loss of the services of one or more of these individuals. Additionally, our successful implementation and management of our growth and expansion strategies will depend on our ability to continue to attract and retain qualified personnel. We cannot be sure that we will be able to continue to attract such personnel. For a further discussion of our management and personnel, see the "Business" section of Item 1 and Item 4a of this Form 10-K and our Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Shareholders, a portion of which is incorporated herein.

Significant Voting Control is held by the O'Reilly Family

     As of the date of this Form 10-K the O'Reilly family beneficially owns approximately 13% of the outstanding shares of our common stock. As a result, the O'Reilly family acting together will continue to be able to exercise significant voting control over the Company, including the election of our directors and on any other matter being voted on by our shareholders, including any merger, sale of assets or other change in control.

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

Item 2.  Properties
-------------------

     The   following   table   provides   certain   information   regarding  our
administrative offices and distribution centers and offices as of December 31, 2002:

                                                                         Square
   Location                       Principal Uses(s)                      Footage     Interest
-----------------               --------------------                    ---------   ---------
Springfield, MO            Distribution Center, Bulk and Return
                              Facilities and Corporate Offices          330,866      Owned
Springfield, MO            Corporate Offices, Training and Technical     33,580      Leased (a)
                              Center
Springfield, MO            Corporate Offices                             54,910      Leased (b)
Kansas City, MO            Distribution Center and Offices              130,654      Owned
Oklahoma City, OK          Distribution Center and Offices              302,540      Owned
Des Moines, IA             Distribution Center and Offices              186,716      Owned
Houston, TX                Distribution Center and Offices              471,105      Owned
Dallas, TX                 Distribution Center and Offices              464,265      Owned
Little Rock, AR            Distribution Center and Offices               97,052      Leased (c)
Nashville, TN              Distribution Center and Offices              381,604      Leased (d)
Knoxville, TN              Distribution Center and Offices              163,389      Owned

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

(d) Occupied under the terms of a two separate leases with an unaffiliated party with the distribution center lease expiring in December 31, 2008, subject to renewal of two five-year options. The office space lease expires December 14, 2008, subject to renewal of two five year options.

     Of the 981 stores that we operated at December 31, 2002, 375 stores were owned, 536 stores were leased from unaffiliated parties and 70 stores were leased from one of two real estate investment partnerships and a limited liability corporation formed by the O'Reilly family. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses, and an original term of 10 years, subject to one or more renewals at our option. We have entered into separate master lease agreements with each of the affiliated real estate investment partnerships for the occupancy of the stores covered thereby. Such master lease agreements expired on December 31, 1998, and were renewed through December 31, 2004. We believe that the lease agreements with the affiliated real estate investment partnerships are on terms comparable to those obtainable from third parties.

     We believe that our present facilities are in good condition, are adequately insured and together with those under construction, are suitable and adequate for the conduct of our current operations.

Item 3. Legal Proceedings
-------------------------

     The Company was a defendant in a lawsuit entitled "Coalition for Level Playing Field, L.L.C., et. AL., v. AutoZone, Inc., et. AL.," in the United States District Court for the Eastern District of New York. The suit had been brought by a group of automotive aftermarket warehouse distributors and jobbers, who alleged that the defendants, including the Company, were in violation of the Robinson-Patman Act. The Company settled the case for an undisclosed amount that did not have a material impact on the consolidated financial position or results of operations.

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

Item 4. Submission Of Matters To A Vote Of Security Holders
-----------------------------------------------------------

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2002.

Item 4a. Executive Officers of the Company
------------------------------------------

     The following paragraphs discuss information about executive officers of the Company who are not also directors:

     Ted F. Wise, age 52, Co-President, has been an O'Reilly team member for 32 of his 52 years. Mr. Wise's primary areas of responsibilities are Sales, Operations and Real Estate. He began his O'Reilly career in sales in 1970, was promoted to store manager in 1973, and became our first district manager in 1977. He continued his progression through the ranks as Operations Manager, Vice President, Senior Vice President focusing on Operations and Sales, and Executive Vice President. In July 1999, he was promoted to President of Sales, Operations and Real Estate.

     Greg L. Henslee, age 42, Co-President, has been an O'Reilly team member for 18 of his 42 years. Mr. Henslee's primary areas of responsibilities are Merchandise, Systems and Distributions. His O'Reilly career started as a Parts Specialist, and during his first five years served in several positions in retail store operations, including District Manager. From there he advanced to Computer Operations Manager, and over the past ten years, he has served as Director of Computer Operations/Loss Prevention, Vice President of Store Operations and as Senior Vice President. He has been in his current position as President of Merchandise, Distribution, Information Systems and Loss Prevention since July 1999.

     James R. Batten, CPA, age 40, has served as Chief Financial Officer and Treasurer since March 1994 and, in addition, as Vice-President of Finance since October 1997. Mr. Batten served as our Finance Manager from January 1993 until being elected to his current position. From September 1986 until joining us in January 1993, Mr. Batten was employed by the accounting firm of Whitlock, Selim & Keehn. Mr. Batten was employed with the accounting firm Deloitte, Haskins & Sells from 1984 until 1986.

                                     PART II

Item 5. Market For Registrant's Common Equity And Related Shareholder Matters
-----------------------------------------------------------------------------

     Common Stock Market Prices and Dividend Information on page 52 of the Annual Shareholders' Report for the year ended December 31, 2002, under the captions, "Market Prices and Dividend Information" and "Number of Shareholders," are incorporated herein by reference.

Item 6. Selected Financial Data
-------------------------------

     Selected Financial Data on pages 26 and 27 of the Annual Shareholders' Report for the year ended December 31, 2002, under the caption "Selected Consolidated Financial Data," is incorporated herein by reference.

Item 7. Management's  Discussion And Analysis Of Financial Condition And Results
--------------------------------------------------------------------------------
        Of Operations
        -------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 28 through 33 of the Annual Shareholders' Report for the year ended December 31, 2002, under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is incorporated herein by reference.

Item 7(A). Quantitative And Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

     At December 31, 2002, we had floating rate obligations totaling approximately $90 million for amounts outstanding under our revolving line of credit and long-term debt. These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term rates. If the floating interest rate were to increase by 100 basis points (or 1%) from December 31, 2002, levels, our interest expense would increase by a total of approximately $75,000 per month.

Item 8. Financial Statements And Supplementary Data
---------------------------------------------------

     The Company's consolidated financial statements, the notes thereto and the report of Ernst & Young LLP, independent auditors, on pages 34 through 48 of the Annual Shareholders' Report for the year ended December 31, 2002, under the captions, "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors," are incorporated herein by this reference.

Item  9.  Changes  In And  Disagreements  With  Accountants  On  Accounting  And
--------------------------------------------------------------------------------
        Financial Disclosure
        --------------------
     None.

                                    PART III

Item 10. Directors And Executive Officers Of The Registrant
-----------------------------------------------------------

     The information regarding the directors of the Company contained in the Company's Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Shareholders ("the Proxy Statement") under the caption "Proposal 1-Election of Class I Directors" is incorporated herein by this reference. The Proxy Statement is being filed with the Securities and Exchange Commission within 120 days of the end of the Company's most recent fiscal year end. The information regarding executive officers called for by item 401 of Regulation S-K is included in Part I as Item 4A, in accordance with General Instruction G(3) to Form 10-K, for the executive officers of the Company who are not also directors.

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management
-----------------------------------------------------------------------

     Information regarding equity compensation plans of the Company in the Proxy Statement under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" is incorporated here by the reference. The material in the Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners" is incorporated here by this reference.

Item 13. Certain Relationships And Related Transactions
-------------------------------------------------------
     The material in the Proxy Statement under the caption "Transactions with Insiders and Others" is incorporated here by this reference.

Item 14. Controls and Procedures
---------------------------------

     Our chief executive officer and chief financial officer have reviewed and evaluated the Company's disclosure controls and procedures as of December 31, 2002. Based on such review and evaluation, the officers believe that the disclosure controls and procedures are designed effectively to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that the information required to be discussed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934, as amended, and (ii) is accumulated, documented and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedule And Reports On Form 8-K
-----------------------------------------------------------------------

(a)  1. Financial Statements-O'Reilly Automotive, Inc. and Subsidiaries

     The following consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders' Report of the registrant for the year ended December 31, 2002, are incorporated here by this reference in Part II, Item 8:

          Consolidated  Balance  Sheets as of December 31, 2002,  and 2001 (page
          34)

          Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000 (page 35)

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000 (page 36)

          Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000 (page 37)

          Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001, and 2000 (pages 38-46)

          Report of Independent Auditors (page 47)

(a)  2. Financial Statement Schedule-O'Reilly Automotive, Inc. and Subsidiaries

     The  following   consolidated  financial  statement  schedule  of  O'Reilly
     Automotive, Inc. and Subsidiaries is included in Item 15(d):

          Schedule II-Valuation and qualifying accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)  3. Management Contracts and Compensatory Plans or Arrangements

     Each of the Company's management contracts and compensatory plans or arrangements is identified in the Exhibit Index.

(b)  Reports on Form 8-K

     The Company filed a Current Report dated May 8, 2002, that contained a press release stating that the Company had implemented a shareholder rights plan attaching such as an exhibit therewith.

(c)  Exhibits

     See Exhibit Index on page E-1.

(d)  Financial Statement Schedules

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

-------------------------------    ------------- ------------------------------ ---------------- -------------
           Col. A                      Col. B                Col. C                  Col. D          Col. E
-------------------------------    ------------- ------------------------------ ---------------- -------------
                                                                   Additions -
                                     Balance at    Additions -    Charged to
                                     Beginning     Charged to       Other                         Balance at
                                     of Period     Costs and       Accounts -      Deductions -   End of
        Description                                Expenses        Describe        Describe       Period
-------------------------------    ------------- -------------- --------------- ---------------- -------------
(Amounts in thousands)
Year ended December 31, 2002:
Deducted from asset account:
   Allowance for doubtful
      accounts                        $ 1,760        $ 1,633        $    --        $ 2,528        $   865

Year ended December 31, 2001:
Deducted from asset account:
   Allowance for doubtful
      accounts                        $   135        $ 2,635        $ 1,386 (3)    $ 2,396 (1)    $ 1,760


Year ended December 31, 2000:
Deducted from asset account:
   Allowance for doubtful
      Accounts                        $   681        $ 1,235        $     0        $ 1,781 (1)    $   135
   Inventory reserve                  $    53        $     0        $     0        $    53 (2)    $     0

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

                                         O'REILLY AUTOMOTIVE, INC.
                                               (Registrant)


                                         Date:  March 27, 2003
                                         By /s/ David E. O'Reilly
                                         ---------------------------------------
                                         David E. O'Reilly
                                         Co-Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                                                  Title                                       Date
-------------------------------------        ----------------------------------------------       --------------
                                             Director, Co-Chairman of the Board and Chief         March 27, 2003
/s/David E. O'Reilly                         Executive Officer (principal executive officer)
-------------------------------------
David E. O'Reilly

/s/Lawrence P. O'Reilly                      Director and Co-Chairman of the Board                March 27, 2003
-------------------------------------
Lawrence P. O'Reilly

/s/Charles H. O'Reilly, Jr.                  Director and Vice-Chairman of the Board              March 27, 2003
-------------------------------------
Charles H. O'Reilly, Jr.

/s/Rosalie O'Reilly Wooten                   Director                                             March 27, 2003
-------------------------------------
Rosalie O'Reilly Wooten

/s/Ted F. Wise                               Co-President                                         March 27, 2003
-------------------------------------
Ted F. Wise

/s/Greg  Henslee                             Co-President                                         March 27, 2003
-------------------------------------
Greg Henslee
                                             Vice-President of Finance
                                             Chief Financial Officer and Treasurer
/s/James R. Batten                           (principal financial officer)                        March 27, 2003
-------------------------------------
James R. Batten

/s/ Jay D. Burchfield                        Director                                             March 27, 2003
-------------------------------------
Jay D. Burchfield

/s/ Joe C. Greene                            Director                                             March 27, 2003
-------------------------------------
Joe C. Greene

/s/ Paul R. Lederer                          Director                                             March 27, 2003
-------------------------------------
Paul R. Lederer

                                 CERTIFICATIONS

I, David E. O'Reilly, certify that:

1. I have reviewed this annual report on Form 10-K of O'Reilly Automotive, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/  David E. O'Reilly
                                        ---------------------------------------
                                        Co-Chairman and Chief Executive Officer

March 27, 2003

                                 CERTIFICATIONS

I, James R. Batten, certify that:

1. I have reviewed this annual report on Form 10-K of O'Reilly Automotive, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      /s/  James R. Batten
                                      ------------------------------------------
                                      Vice-President of Finance, Chief Financial
                                      Officer and Treasurer
March 27, 2003

                                  EXHIBIT INDEX
Exhibit
No.          Description
-------     ------------
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

4.1*        Form of Stock Certificate for Common Stock.

4.2         Rights  Agreement,  dated as of May 7, 2002,  between O'Reilly  Automotive,
            Inc. and UMB Bank, N.A., as Rights Agent, including the form of Certificate of  Designation,  Preferences  and  Rights as Exhibit A, the form of Rights
            Certificates  as Exhibit B and the Summary of Rights as Exhibit C, filed as
            Exhibit  4.2 to the  Registrant's  Current  Report on Form 8-K dated May 8,
            2002, is incorporated herein by this reference.

10.1*       (a) Form of  Employment  Agreement  between  the  Registrant  and  David E.
            O'Reilly,  Lawrence  P.  O'Reilly,  Charles H.  O'Reilly,  Jr. and  Rosalie
            O'Reilly Wooten.

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

10.8*       (a) O'Reilly Automotive, Inc. 1993 Stock Option Plan.

10.9*       (a) O'Reilly Automotive, Inc. Stock Purchase Plan.

10.10*      (a) O'Reilly Automotive, Inc. Director Stock Option Plan.

10.11*      Commercial and Industrial Real Estate Sale Contract between  Westinghouse
            Electric Corporation and Registrant.

                                    Page E-1

Exhibit
No.          Description
-------     -------------
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

10.15(a)    Amended  Employment   Agreement  between  the  Registrant  and  Charles  H.
            O'Reilly,   Jr.,  filed  as  Exhibit  10.17  to  the  Registrant's   Annual
            Shareholders'  Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference.

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

                                    Page E-2


Exhibit
No.          Description
-------     -------------
10.24(a)    2001  Amendment to the O'Reilly  Automotive,  Inc.  1993 Stock Option Plan,
            dated  May  8,  2001,  filed  herewith.

10.25       Note  Purchase  Agreement,  filed  as  Exhibit  10.25  to the  Registrant's
            Quarterly  Report on Form 10-Q for the  quarter  ended  June 30,  2001,  is incorporated herein by this reference.

10.26(a)    First Amendment to Retirement  Agreement,  dated February 7, 2001, filed on
            Exhibit 10.26 to the Registrant's Annual  Shareholders' Report on Form 10-K
            for the year  ended  December  31,  2001,  is  incorporated  herein by this reference.

10.27(a)    Fourth Amendment to the O'Reilly  Automotive,  Inc. 1993 Stock Option Plan,
            dated February 7, 2001, filed on Exhibit 10.27 to the  Registrant's  Annual
            Shareholders'  Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference.

10.28       Credit Agreement between  Registrant and Wells Fargo Bank, N.A., dated July
            29, 2002 filed as Exhibit  10.28 to the  Registrant's  Quarterly  Report on
            From 10-Q for the quarter  ended June 30, 2002, is  incorporated  herein by this reference.

13.1        Portions of the 2002 Annual Report to Shareholders, filed herewith.

21.1        Subsidiaries of the Registrant, filed herewith.

23.1        Consent of Ernst & Young LLP, independent auditors, filed herewith.

99.1        Certificate of the Chief Executive  Officer  pursuant to 18 U.S.C.  Section
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2        Certificate of the Chief Financial  Officer  pursuant to 18 U.S.C.  Section
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Previously filed as Exhibit of same number to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, and incorporated here by this reference.

(a) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                                    Page E-3

                   O'Reilly Automotive, Inc. and Subsidiaries
        Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders

                      Selected Consolidated Financial Data

Years ended December 31,       2002        2001       2000      1999      1998      1997      1996      1995      1994      1993
------------------------    ----------  ----------  --------  --------  --------  --------  --------  --------  --------  --------
(In thousands, except per share data)
INCOME STATEMENT DATA:
Product sales               $1,312,490  $1,092,112  $890,421  $754,122  $616,302  $316,399  $259,243  $201,492  $167,057  $137,164
Cost of goods sold,
 including warehouse and
 distribution expenses         759,090     624,294   507,720   428,832   358,439   181,789   150,772   116,768    97,758    82,102
                            ----------  ----------  --------  --------  --------  --------  --------  --------  --------  --------
  Gross profit                 553,400     467,818   382,701   325,290   257,863   134,610   108,471    84,724    69,299    55,062
Operating, selling, general
 and administrative expenses   415,099     353,987   292,672   248,370   200,962    97,526    79,620    62,687    52,142    42,492
                            ----------  ----------  --------  --------  --------  --------  --------  --------  --------  --------
Operating income               138,301     113,831    90,029    76,920    56,901    37,084    28,851    22,037    17,157    12,570
Other income (expense), net     (7,319)     (7,104)   (6,870)   (3,896)   (6,958)      472     1,182       236       376       216
Provision for income taxes      48,990      40,375    31,451    27,385    19,171    14,413    11,062     8,182     6,461     4,556
                            ----------  ----------  --------  --------  --------  --------  --------  --------  --------  --------
Income from continuing
 operations                     81,992      66,352    51,708    45,639    30,772    23,143    18,971    14,091    11,072     8,230
                            ----------  ----------  --------  --------  --------  --------  --------  --------  --------  --------
Income from discontinued
 operations                          -           -         -         -         -         -         -         -         -        48
                            ----------  ----------  --------  --------  --------  --------  --------  --------  --------  --------
Net income                  $   81,992  $   66,352  $ 51,708  $ 45,639  $ 30,772  $ 23,143  $ 18,971  $ 14,091  $ 11,072  $  8,278
                            ==========  ==========  ========  ========  ========  ========  ========  ========  ========  ========
BASIC EARNINGS PER COMMON
     SHARE:
Income per share from
 continuing operations      $     1.54  $     1.27  $   1.01  $   0.94  $   0.72  $   0.55  $   0.45  $   0.40  $   0.32   $  0.25
Income per share from
 discontinued operations             -           -         -         -         -         -         -         -         -         -
                            ----------  ----------  --------  --------  --------  --------  --------  --------  --------  --------
Net income per share        $     1.54  $     1.27  $   1.01  $   0.94  $   0.72  $   0.55  $   0.45  $   0.40  $   0.32   $  0.25
                            ==========  ==========  ========  ========  ========  ========  ========  ========  ========  ========
Weighted-average common
 shares outstanding             53,114      52,121    51,168    48,674    42,476    42,086    41,728    35,640    34,620    32,940
                            ==========  ==========  ========  ========  ========  ========  ========  ========  ========  ========

EARNINGS PER COMMON SHARE-
ASSUMING DILUTION:
Income per share from
 continuing operations      $     1.53  $     1.26  $   1.00  $   0.92  $   0.71  $   0.54  $   0.45  $   0.39  $   0.32  $   0.25
Income per share from
 discontinued operations             -           -         -         -         -         -         -         -         -         -
                            ----------  ----------  --------  --------  --------  --------  --------  --------  --------  --------
Net income per share        $     1.53  $     1.26  $   1.00  $   0.92  $   0.71  $   0.54  $   0.45  $   0.39  $   0.32  $   0.25
                            ==========  ==========  ========  ========  ========  ========  ========  ========  ========  ========
Weighted-average common
 shares outstanding-adjusted    53,692      52,786    51,728    49,715    43,204    42,554    42,064    35,804    34,778    33,046
                            ==========  ==========  ========  ========  ========  ========  ========  ========  ========  ========

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                Selected Consolidated Financial Data (continued)

Years ended December 31,            2002      2001      2000      1999      1998      1997      1996      1995      1994      1993
-------------------------------  ---------  --------  --------  --------  --------  --------  --------  --------  --------  --------
(In thousands, except selected operating data)
SELECTED OPERATING DATA:
Number of stores at year-end (a)       981       875       672       571       491       259       219       188       165       145
Total store square footage at
 year-end (in 000's) (a) (b)         6,617     5,882     4,491     3,777     3,172     1,454     1,155       923       785       671
Weighted-average product sales
 per store (in 000's) (a) (b)    $   1,415  $  1,425  $  1,412  $  1,423  $  1,368  $  1,306  $  1,239  $  1,101  $  1,007  $    949
Weighted-average product sales
 per square foot (b) (e)         $  210.70  $ 213.00  $ 212.60  $ 216.50  $ 238.00  $ 235.80  $ 242.20  $ 227.30  $ 215.40  $ 208.70
Percentage increase in same-
 store product sales open two
 full periods (c)                      3.1%      8.2%      4.0%     9.6%       6.8%      6.8%     14.4%      8.9%      8.9%    14.9%
Percentage increase in same-store
product sales open one year (d)        3.7%      8.8%      5.0%


         BALANCE SHEET DATA:

Working capital                  $ 483,623  $429,527  $296,272  $249,351  $208,363  $ 93,763  $ 74,403  $ 80,471  $ 41,416  $ 41,193

Total assets                     1,009,419   856,859   715,995   610,442   493,288   247,617   183,623   153,604    87,327    73,112

Short-term debt                        682    16,843    49,121    19,358    13,691       130     3,154       231       311       495

Long-term debt, less
 current portion                   190,470   165,618    90,463    90,704   170,166    22,641       237       358       461       732

Shareholders' equity               650,524   556,291   463,731   403,044   218,394   182,039   155,782   133,870    70,224    57,805

(a) Store count for 2002 does not include 27 stores acquired from Dick Smith Enterprises and Davie Automotive, Inc. in December 2002.

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

(e)  1998  does  not  include   stores   acquired   from   Hi/LO.   Consolidated
     weighted-average product sales per square foot were $207.30.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

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

     We are one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself ("DIY") customers and professional installers. Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items and accessories, and a complete line of auto body paint and related materials, automotive tools and professional service equipment.

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

DISCLOSURE AND INTERNAL CONTROL

     Our chief executive officer and chief financial officer have reviewed and evaluated the Company's disclosure controls and procedures as of December 31, 2002. Based on such review and evaluation, the officers believe that the disclosure controls and procedures are designed effectively to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that the information required to be discussed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934, as amended, and (ii) is documented and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of our company. To aid in that understanding, management has identified our "critical accounting policies." These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

o Cost of goods sold - Cost of goods sold includes estimates of shortages that are adjusted upon physical inventory counts in subsequent periods and estimates of amounts due from vendors for certain merchandise allowances and rebates. These estimates are consistent with historical experience.

o    Operating,   selling,   general  and  administrative  expense  ("OSG&A") -
     Operating, selling, general and administrative expense includes estimates for worker's compensation and other general liability obligations, which are partially based on estimates of certain claim costs and historical experience.

o Credit operations - Allowance for doubtful accounts is estimated based on historical loss ratios and consistently have been within management's expectations.

o    Revenue - We recognize sales upon shipment of the products.

o Stock-based compensation - We have elected to use the intrinsic value method of accounting for stock options issued under our stock option plans and accordingly do not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information for the years ended December 31, is as follows:

                                                                      2002           2001          2000
                                                                     -------------------------------------
                                                                     (In thousands, except per share data)
      Net income as reported.........................                $ 81,992       $  66,352    $  51,708
                                                                     =====================================
      Stock-based compensation expense
         as reported.................................                $      -       $       -    $       -
      Stock-based compensation expense
         under fair value method.....................                $  7,217       $   5,406    $   3,531
                                                                     -------------------------------------
      Pro forma net income...........................                $ 74,775       $  60,946    $  48,177
                                                                     =====================================
      Pro forma basic net income per share...........                $   1.41       $    1.17    $    0.94
                                                                     =====================================
      Pro forma net income per share-
         assuming dilution...........................                $   1.39       $    1.15    $    0.93
                                                                     =====================================

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

     The following table sets forth certain income statement data as a percentage of product sales for the years indicated:

                                                                  Years ended December 31,
                                                               ------------------------------
                                                                2002       2001       2000
Product sales............................................       100.0%     100.0%     100.0%
Cost of goods sold, including warehouse and
       distribution expenses.............................        57.8       57.2       57.0
                                                               ------------------------------
Gross profit                                                     42.2       42.8       43.0
Operating, selling, general and administrative
     expenses............................................        31.6       32.4       32.9
                                                               ------------------------------
Operating income.........................................        10.6       10.4       10.1
Other expense, net.......................................        (0.6)      (0.6)      (0.8)
                                                               ------------------------------
Income before income taxes...............................        10.0        9.8        9.3
Provision for income taxes...............................         3.7        3.7        3.5
                                                               ------------------------------
Net income...............................................         6.3%       6.1%       5.8%
                                                               ==============================

2002 Compared to 2001

     Product sales increased $220.4 million, or 20.2% from $1.09 billion in 2001 to $1.31 billion in 2002, due to 106 net additional stores opened during 2002, and a 3.7% increase in same-store product sales for stores open at least one year. We believe that the increased product sales achieved by the existing stores are the result of our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, and continued improvement in the merchandising and store layouts of most stores. Also, our continued focus on serving professional installers contributed to increased sales.

     Gross profit increased 18.3% from $467.8 million (or 42.8% of product sales) in 2001 to $553.4 million (or 42.2% of product sales) in 2002. The increase in gross profit dollars is primarily due to increases in sales. The decrease in gross profit as a percent of product sales is primarily due to increased sales to independent jobbers, which are at a lower gross margin, and increased distribution costs at the distribution centers acquired from Mid-State Automotive Distributors, Inc.

     Operating, selling, general and administrative expenses increased $61.1 million from $354.0 million (or 32.4% of product sales) in 2001 to $415.1 million (or 31.6% of product sales) in 2002. The increase in these expenses in dollar amount was primarily attributable to increased salaries and benefits, rent and other costs associated with the addition of employees and facilities to support the increased level of our operations. The decrease in OSG&A expenses as a percent of product sales was primarily due to reductions in payroll, benefits and other OSG&A expenses through management's expense control initiatives.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Other expense, net, increased by $215,000 from $7.1 million in 2001 to $7.3 million in 2002. The increase was primarily due to interest expense on increased borrowings under our credit facility and a decrease in interest income.

     Provision for income taxes increased from $40.4 million in 2001 (37.8% effective tax rate) to $49.0 million in 2002 (37.4% effective tax rate). The increase in the dollar amount was primarily due to the increase of income before income taxes. The decrease in the effective rate was primarily due to changes in the mix of business between the states in which we operate.

     Principally as a result of the foregoing, net income in 2002 was $82.0 million (or 6.3% of product sales), an increase of $15.6 million (or 23.6%of product sales) from net income in 2001 of $66.4 million (or 6.1% of product sales).

2001 Compared to 2000

     Product sales increased $201.7 million, or 22.7% from $890.4 million in 2000 to $1.09 billion in 2001, primarily due to 121 net additional stores opened during 2001, an 8.8% increase in same-store product sales for stores open at least one year. We believe that the increased product sales achieved by the existing stores are the result of our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, and continued improvement in the merchandising and store layouts of most stores. Also, our continued focus on serving professional installers contributed to increased sales.

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

     Provision for income taxes increased from $31.5 million in 2000 (37.8% effective tax rate) to $40.4 million in 2001 (37.8% effective tax rate). The increase in the dollar amount was due to the increase of income before income taxes.

     Principally as a result of the foregoing, net income in 2001 was $66.4 million (or 6.1% of product sales), an increase of $14.6 million (or 28.3%of product sales) from net income in 2000 of $51.7 million (or 5.8% of product sales).

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

     Net cash provided by operating activities was $104.5 million in 2002, $50.0 million in 2001 and $5.8 million in 2000. The increase in cash provided by operating activities in 2002 compared to 2001 is primarily due to increases in net income, accounts payable, income taxes payable, accrued payroll and accrued benefits and withholdings, partially offset by increases in receivables and inventory. The increase in cash provided by operating activities in 2001 compared to 2000 is largely the result of smaller increases in inventory, increased net income and to a lesser extent, increased accrued benefits and withholdings. This increase in cash provided by operating activities in 2001 compared to 2000 was partially offset by the increase in amounts receivable from vendors and a decrease in accounts payable and other current liabilities.

     Net cash used in investing activities was $105.4 million in 2002, $77.8 million in 2001 and $40.5 million in 2000. The increase in cash used in investing activities in 2002 was primarily due to increased purchases of property and equipment. The increase in cash used in investing activities in 2001 was largely due to the purchase of Mid-State, as discussed in Note 2 of the Consolidated Financial Statements, and a significant reduction in the amount of proceeds received from the sale of property and equipment.

     On December 15, 2000, we entered into a $50 million Synthetic Operating Lease Facility ("the Facility") with a group of financial institutions. Under the Facility, the Lessor generally acquires land to be developed for O'Reilly Auto Parts stores and funds the development thereof by the Company as the Construction Agent and Guarantor. We subsequently leases the property from the Lessor for an initial term through December 15, 2005, and has an option to request two additional successive renewal periods of five years each. The Facility provides for a residual value guarantee of $41.7 million at December 31, 2002, and purchase options on the properties. It also contains provisions for an event of default whereby the Lessor, among other things, may require us to purchase any or all of the properties. We are utilizing the Facility to finance a portion of its store growth. Funding under the Facility at December 31, 2002, and 2001, totaled $49.0 million and $43.0 million, respectively. Future minimum rental commitments under the Facility have been included in the table of future minimum annual rental commitments below. Our lessor under the Facility acts as lessor to numerous other lessees under similar synthetic lease arrangements and has no other operations. The Company's maximum loss under its Facility is limited to its $41.7 million residual value guarantee and none of the Company's assets have been pledged as collateral for the Lessor's obligations.

     On December 29, 2000, we completed a sale-leaseback transaction. Under the terms of the transaction, we sold 90 properties, including land, buildings and improvements, for $52.3 million. The lease, which is being accounted for as an operating lease, provides for an initial lease term of 21 years and may be extended for one initial ten-year period and two additional successive periods of five years each. The resulting gain of $4.5 million has been deferred and is being amortized over the initial lease term. Net rent expense during the initial term will be approximately $5.5 million annually and is included in the table of future minimum annual rental commitments under non-cancelable operating leases. Proceeds from the transaction were used to reduce outstanding borrowings under our former revolving credit facility.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     On May 16, 2001, we completed a $100 million private placement of two series of unsecured senior notes ("Senior Notes"). The Series 2001-A Senior Notes were issued for $75 million, are due May 16, 2006, and bear interest at 7.72% per year. The Series 2001-B Senior Notes were issued for $25 million, are due May 16, 2008, and bears interest at 7.92% per year. The private placement agreement allows for a total of $200 million of Senior Notes issuable in series and is guaranteed by all of our susidiaries. Proceeds from the transaction were used to reduce outstanding borrowings under our former revolving credit facility.

     In August, 2001, we completed a sale-leaseback with O'Reilly-Wooten 2000 LLC (an entity owned by certain shareholders of the Company). The transaction closed on September 1, 2001, with a purchase price of approximately $5.6 million for nine O'Reilly Auto Parts stores and did not result in a material gain or loss. The lease, which has been accounted for as an operating lease, calls for an initial term of 15 years with three five-year renewal options.

     Capital expenditures were $102.3 million in 2002, $68.5 million in 2001 and $82.0 million in 2000. These expenditures were primarily related to the opening of new stores, as well as the relocation or remodeling of existing stores. We either opened or acquired 106, 203 and 101 net stores in 2002, 2001 and 2000, respectively. Eighteen net, additional stores were acquired in December 2002, and will be included in 2003 as new stores. We remodeled or relocated 27 stores in 2002, 16 stores in 2001 and 8 stores in 2000. Three new distribution centers were acquired; two in October 2001, located in Nashville, Tennessee and Knoxville, Tennessee, and one in October 2000, located in Little Rock, Arkansas.

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

     On July 29, 2002, we completed an unsecured, three-year syndicated credit facility in the amount of $150 million led by Wells Fargo Bank as the Administrative Agent replacing a five-year syndicated credit facility. The new credit facility is guaranteed by all of our subsidiaries and may be increased to a total of $200 million, subject to availability of such additional credit from either existing banks within the facility or other banks. The Credit Facility bears interest at LIBOR plus .875% (2.26% at December 31, 2002) and expires in July 2005. At December 31, 2002, and 2001, $90,000,000 and $61,350,000,
respectively, of the revolving credit facility were outstanding. Additionally, $15 million of the term loan under the old credit facility outstanding at December 31, 2001,was fully repaid in 2002.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below and are fully disclosed in Notes 6 and 7 to the consolidated financial statements.

                                                             Payments Due By Period
                                           ----------------------------------------------------------
                                                        Less than     2-3         4-5       After 5
                                              Total      1 Year      Years       Years       Years
                                           ----------  ----------  ----------  ----------  ----------
Contractual Obligations:                                          (In thousands)
Notes payable.........................     $       95  $       78  $       17  $        -  $        -
Long-term debt........................        190,076          12      90,027      75,033      25,004
Capital lease obligations.............            981         592         389           -           -
Operating leases......................        252,301      29,882      51,346      39,004     132,069
Unconditional purchase commitments....         41,094      41,094           -           -           -
                                           ----------  ----------  ----------  ----------  ----------
Total contractual cash obligations....     $  484,547   $  71,658  $  141,779  $  114,037  $  157,073
                                           ==========  ==========  ==========  ==========  ==========

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

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Quarterly Results

     The following table sets forth certain quarterly unaudited operating data for fiscal 2002 and 2001. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.

     The unaudited operating data presented below should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this annual report, and the other financial information included here.

                                                                                 Fiscal 2002
                                                       ------------------------------------------------------------
                                                                   (In thousands, except per share data)
                                                            First          Second         Third         Fourth
                                                           Quarter         Quarter       Quarter        Quarter
                                                          ----------      ----------    ----------     ----------
Product sales......................................       $ 295,489       $ 343,181      $ 359,579      $ 314,241
Gross profit.......................................         126,028         144,186        152,196        130,990
Operating income...................................          28,638          37,769         40,723         31,171
Net income.........................................          16,642          22,547         24,096         18,707
Basic net income per common share..................            0.31            0.42           0.45           0.35
Net income per common share-assuming dilution......            0.31            0.42           0.45           0.35

                                                                                 Fiscal 2001
                                                       ------------------------------------------------------------
                                                                   (In thousands, except per share data)
                                                            First          Second         Third        Fourth
                                                           Quarter         Quarter       Quarter       Quarter
                                                          ----------      ----------    ----------    ----------

Product sales......................................       $ 239,063       $ 280,676     $ 293,996     $ 278,377
Gross profit.......................................         102,426         117,789       125,287       122,316
Operating income...................................          21,732          30,758        34,142        27,199
Net income.........................................          12,317          17,987        20,140        15,908
Basic net income per common share..................            0.24            0.35          0.38          0.30
Net income per common share-assuming dilution......            0.24            0.34          0.38          0.30


                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Shareholder Rights Plan

     On May 17, 2002, the Board of Directors adopted a Shareholder Rights Plan. One Right was distributed for each share of common stock, par value $.01 per share, of the Company held by stockholders of record as of the close of business on May 31, 2002. The Rights initially entitle stockholders to buy a unit representing one one-hundredth of a share of a new series of preferred stock of the Company for $160 and expire on May 30, 2012. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock. If a person of group acquires beneficial ownership of 15% or more of the Company's common stock, each Right (other than Rights held by the acquiror) will, unless the Rights are redeemed by the Company, become exercisable upon payment of the exercise price of $160 for common stock of the Company having a market value of twice the exercise price of the Right. A copy of the Stockholder Rights Plan was filed on May 28, 2002, with the Securities and Exchange Commission, as Exhibit 99.1 to our report on Form 8-K.

New Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset, superseding Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 applies to all long-lived assets, including discontinued operations. SFAS 144 requires that those long-lived assets classified as held for sale be measured at the lower of carrying amount (cost less accumulated depreciation) or fair value less costs to sell. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We do not expect the adoption of the new statement to have a significant financial impact on our consolidated financial position or results of operations.

     In June, 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under the new rules, a liability for the costs associated with an exit or disposal activity will be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan. The new rules are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of new rules to have a significant impact on our consolidated financial position or results of operations.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amending SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 gives companies electing to expense employee stock options three methods to do so. In addition, the statement amends the disclosure requirements to require more prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. We have elected to continue using the intrinsic value method of accounting for stock-based compensation. Therefore, the new statement will not have any effect on our consolidated financial position or results of operations. See Note 10 to the Consolidated Financial Statements for additional information regarding stock-based compensation.

     In November 2002, the Financial Accounting Standards Board issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for
Guarantees. The interpretation elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. Initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of December 31, 2002, we did not have any outstanding guarantees. Other than subsidiary guarantees of parent debt as disclosed in Note 6 to the Consolidated Financial Statements.

     In January 2003, the Financial Accounting Standards Board issued Interpretation 46, Consolidation of Variable Interest Entities. The interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We have determined that our Lessor under the Synthetic Lease Facility is a variable interest entity under Interpretation No. 46 and that we are the primary beneficiary. We are evaluating the various options and their related impact on our consolidated financial position or results of operations.

     During 2002, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor." Under the new guidance, cash consideration received from a vendor should be classified as a reduction of cost of sales. If the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue. If the consideration is a reimbursement of a specific, incremental, identifiable cost incurred in selling the vendor's product, the cost should be characterized as a reduction of that cost incurred. The guidance is effective for fiscal periods beginning after December 15, 2002. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial position or results of operations.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Forward-Looking Statements

     We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained within this discuss, among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described in these forward-looking statements. Please refer to the Risk Factors sections of the company's Form 10-K for the year ended December 31, 2002, for more details.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                                    December 31,
                                                                               2002            2001
                                                                           ------------    ------------
Assets
Current assets:
    Cash...............................................................    $   29,333      $   15,041
    Accounts receivable, less allowance for doubtful accounts
      of $865 in 2002 and $1,760 in 2001...............................        45,421          41,486
    Amounts receivable from vendors, net...............................        42,918          38,440
    Inventory..........................................................       504,098         447,793
    Refundable income taxes............................................            --             168
    Deferred income taxes..............................................         5,040           3,908
    Other current assets...............................................         4,235           3,827
                                                                           ----------      ----------
              Total current assets.....................................       631,045         550,663

Property and equipment, at cost:
    Land...............................................................        52,362          48,096
    Buildings.........................................................        160,425         121,250
    Leasehold improvements.............................................        57,376          45,456
    Furniture, fixtures and equipment .................................       177,293         143,046
    Vehicles...........................................................        44,067          34,517
                                                                           ----------      ----------
                                                                              491,523         392,365
    Accumulated depreciation and amortization..........................       137,922         103,361
                                                                           ----------      ----------
              Net property and equipment...............................       353,601         289,004

Notes receivable.......................................................         1,880           2,557
Other assets, net......................................................        22,893          14,635
                                                                           ----------      ----------
Total assets...........................................................    $1,009,419      $  856,859
                                                                           ==========      ==========

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                     Consolidated Balance Sheets (continued)
                                                                                     December 31,
                                                                                 2002           2001
                                                                             -----------    -----------
                                                                                   (In thousands)
Liabilities and shareholders' equity
Current liabilities:
    Notes payable to bank..............................................     $        --     $    5,000
    Income taxes payable...............................................           9,798             --
    Accounts payable...................................................          85,370         61,875
    Accrued payroll....................................................          15,257         12,866
    Accrued benefits and withholdings..................................          19,165         14,038
    Other current liabilities..........................................          17,150         15,514
    Current portion of long-term debt..................................             682         11,843
                                                                             ----------     ----------
              Total current liabilities................................         147,422        121,136

Long-term debt, less current portion...................................         190,470        165,618
Deferred income taxes..................................................          15,939          9,141
Other liabilities......................................................           5,064          4,673
Commitments and contingencies..........................................              --             --

Shareholders' equity:
         Preferred stock, $0.01 par value:
           Authorized shares - 5,000,000
           Issued and outstanding shares - none........................              --             --
         Common stock, $0.01 par value:
           Authorized shares - 90,000,000
           Issued and outstanding shares - 53,371,242 in 2002 and
            52,850,713 in 2001.........................................             534            528
Additional paid-in capital ............................................         269,030        256,795
Retained earnings......................................................         380,960        298,968
                                                                             ----------     ----------
Total shareholders' equity.............................................         650,524        556,291
                                                                             ----------     ----------
Total liabilities and shareholders' equity.............................      $1,009,419     $  856,859
                                                                             ==========     ==========







                             See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                        Consolidated Statements Of Income

                                                                                Years ended December 31,
                                                                             2002           2001           2000
                                                                         ------------   ------------   ------------
                                                                            (In thousands, except per share data)
Product sales...................................................         $  1,312,490   $  1,092,112   $    890,421
Cost of goods sold, including warehouse and
     distribution expenses......................................              759,090        624,294        507,720
Operating, selling, general and administrative expenses.........              415,099        353,987        292,672
                                                                         ------------   ------------   ------------
                                                                            1,174,189        978,281        800,392
                                                                         ------------   ------------   ------------
Operating income................................................              138,301        113,831         90,029
Other income (expense):
    Interest expense............................................               (9,248)        (9,092)        (8,362)
    Interest income.............................................                  989          1,362            439
    Other, net..................................................                  940            626          1,053
                                                                         ------------   ------------   ------------
                                                                               (7,319)        (7,104)        (6,870)
                                                                         ------------   ------------   ------------
Income before income taxes......................................              130,982        106,727         83,159
Provision for income taxes......................................               48,990         40,375         31,451
                                                                         ------------   ------------   ------------
Net income......................................................         $     81,992   $     66,352   $     51,708
                                                                         ============   ============   ============
Basic income per common share:
Net income per common share.....................................         $       1.54   $       1.27   $       1.01
                                                                         ============   ============   ============
Weighted-average common shares outstanding......................               53,114         52,121         51,168
                                                                         ============   ============   ============
Income per common share-assuming dilution:
Net income per common share-assuming dilution...................         $       1.53    $      1.26   $       1.00
                                                                         ============   ============   ============
Adjusted weighted-average common shares outstanding.............               53,692         52,786         51,728
                                                                         ============   ============   ============
















                             See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                 Consolidated Statements Of Shareholders' Equity

                                                                              Additional
                                                         Common Stock           Paid-In        Retained
                                                       Shares Par Value         Capital        Earnings        Total
                                                   ----------------------------------------------------------------------
(In thousands)
Balance at December 31, 1999......................      50,800     $    508      $221,628       $180,908       $403,044
    Issuance of common stock under
       employee benefit plans.....................         364            3         4,535              -          4,538
    Issuance of common stock under stock
       option plans...............................         381            4         3,460              -          3,464
    Tax benefit of stock options exercised........           -            -           977              -            977
    Net income....................................           -            -             -         51,708         51,708
                                                   ----------------------------------------------------------------------
Balance at December 31, 2000......................      51,545          515       230,600        232,616        463,731
    Issuance of common stock under
       employee benefit plans.....................         223            2         4,856              -          4,858
    Issuance of common stock under
       stock option plans.........................       1,083           11        14,924              -         14,935
    Tax benefit of stock options exercised........           -            -         6,415              -          6,415
    Net income....................................           -            -             -         66,352         66,352
                                                   ----------------------------------------------------------------------
Balance at December 31, 2001......................      52,851          528       256,795        298,968        556,291
    Issuance of common stock under
       employee benefit plans.....................         223            3         6,094              -          6,097
    Issuance of common stock under
       stock option plans.........................         297            3         4,677              -          4,680
    Tax benefit of stock options exercised........           -            -         1,464              -          1,464
    Net income....................................           -            -             -         81,992         81,992
                                                   ----------------------------------------------------------------------
Balance at December 31, 2002......................      53,371     $    534      $269,030       $380,960       $650,524
                                                   ======================================================================











                             See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                      Consolidated Statements Of Cash Flows


                                                                                       Years ended December 31,
                                                                                   2002         2001         2000
                                                                                ----------   ----------   ----------
                                                                                             (In thousands)
Operating activities
Net income................................................................       $  81,992     $  66,352   $  51,708
Adjustments to reconcile net income to net cash provided by
     operating activities:
      Depreciation........................................................          35,923        28,963      23,846
      Amortization........................................................             984         1,581         966
      Provision for doubtful accounts.....................................           1,873         2,635       1,235
      Loss (gain) on sale of property and equipment.......................             (58)         (158)        220
      Deferred income taxes...............................................           5,666         6,371       3,245
      Common stock contributed to employee benefit plans..................           3,512         2,690       2,648
      Tax benefit of stock options exercised..............................           1,464         6,415         977
      Changes in operating assets and liabilities,
       net of the effects of the acquisition:
        Accounts receivable...............................................          (5,701)       (3,432)     (7,446)
        Amounts receivable from vendors ..................................          (4,478)       (7,908)     (3,191)
        Inventory.........................................................         (56,305)      (35,115)    (78,145)
        Refundable income taxes...........................................             168           (76)      2,241
        Other current assets..............................................            (788)        1,244        (444)
        Accounts payable..................................................          23,495       (16,891)      4,062
        Income taxes payable..............................................           9,798        (1,011)      1,011
        Accrued payroll...................................................           2,391         3,557       3,031
        Accrued benefits and withholdings.................................           5,127         4,678      (1,022)
        Other current liabilities.........................................          (1,148)       (9,756)        870
        Other liabilities.................................................             618          (110)         20
                                                                                ----------    ----------   ----------
           Net cash provided by operating activities                               104,533        50,029       5,832
                                                                                ----------    ----------   ----------
Investing activities
Purchases of property and equipment.......................................        (102,257)      (68,521)    (81,987)
Proceeds from sale of property and equipment .............................           2,278         8,534      52,861
Acquisition, net of cash acquired.........................................              --       (20,536)         --
Payments received on notes receivable.....................................             862           721         604
Investment in other assets................................................          (6,268)        1,956     (11,995)
                                                                                ----------    ----------   ----------
           Net cash used in investing activities..........................        (105,385)      (77,846)    (40,517)
                                                                                ----------    ----------   ----------
Financing activities
Borrowings on notes payable to bank.......................................              --         5,000      30,000
Payments on notes payable to bank.........................................          (5,000)      (35,000)         --
Proceeds from issuance of long-term debt..................................         179,640       289,974     431,159
Principal payments on long-term debt......................................        (166,761)     (243,422)   (432,415)
Net proceeds from issuance of common stock................................           7,265        17,102       5,354
                                                                                ----------    ----------   ----------
Net cash provided by financing activities.................................          15,144        33,654      34,098
                                                                                ----------    ----------   ----------
Net increase (decrease) in cash...........................................          14,292         5,837        (587)
Cash at beginning of year.................................................          15,041         9,204       9,791
                                                                                ----------    ----------   ----------
Cash at end of year.......................................................       $  29,333     $  15,041   $   9,204
                                                                                ==========    ==========   ==========

                             See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     O'Reilly Automotive, Inc. ("the Company") is a specialty retailer and supplier of automotive aftermarket parts, tools, supplies and accessories to both the "DIY" customer and the professional installer throughout Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, Tennessee and Texas.

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

Inventory

     Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Cost has been determined using the last-in, first-out ("LIFO") method. If the first-in, first-out ("FIFO") method of costing inventory had been used by the Company, inventory would have been $499,501,000 and $442,989,000 as of December 31, 2002, and 2001, respectively.

Amounts Receivable from Vendors

     Amounts receivable from vendors consist primarily of amounts due the Company for changeover merchandise, rebates and other allowances. Reserves for uncollectable amounts receivable from vendors are provided for in the Company's Consolidated Financial Statements and consistently have been within management's expectations.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average rates paid for long-term borrowings. Total interest costs capitalized for the years ended December 31, 2002, 2001 and 2000, were $369,000, $324,000 and $1,354,000, respectively.

Income Taxes

     The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. The liability method provides that deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to $14,442,000, $12,796,000 and $12,150,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pre-opening Costs

     Costs associated with the opening of new stores, which consist primarily of payroll and occupancy costs, are charged to operations as incurred.

Stock Option Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options because, as discussed in Note 10, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method in accordance with APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Earnings per Share

     Basic earnings per share is based on the weighted-average outstanding common shares. Diluted earnings per share is based on the weighted-average outstanding shares adjusted for the effect of common stock equivalents. Stock equivalents that could potentially dilute basic EPS in the future that were not included in the fully diluted computation because they would have been antidilutive were 577,551 and 664,650 for the years ended December 31, 2002 and 2001, respectively.

Concentration of Credit Risk

     The Company grants credit to certain customers who meet the Company's pre-established credit requirements. Generally, the Company does not require security when trade credit is granted to customers. Credit losses are provided for in the Company's consolidated financial statements and consistently have been within management's expectations.

     The Company has provided long-term financing to a company, through a note receivable, for the construction of an office building which is leased by the Company (see Note 7). The note receivable, amounting to $1,911,000 and $1,991,000 at December 31, 2002 and 2001, respectively, bears interest at 6% and is due in August 2017. These amounts are included in other current assets in the accompanying consolidated balance sheet.

     The carrying value of the Company's financial instruments, including cash, short-term investments, accounts receivable, accounts payable and long-term debt, as reported in the accompanying consolidated balance sheets, approximates fair value.

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements in order to conform to the 2002 presentation.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset, superseding Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 applies to all long-lived assets, including discontinued operations. SFAS 144 requires that those long-lived assets classified as held for sale be measured at the lower of carrying amount (cost less accumulated depreciation) or fair value less costs to sell. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company does not expect the adoption of the new statement to have a significant financial impact on our consolidated financial position or results of operations.

     In June, 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under the new rules, a liability for the costs associated with an exit or disposal activity will be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan. The new rules are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of new rules to have a significant impact on our consolidated financial position or results of operations.

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amending SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 gives companies electing to expense employee stock options three methods to do so. In addition, the statement amends the disclosure requirements to require more prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company has elected to continue using the intrinsic value method of accounting for stock-based compensation. Therefore, the new statement will not have any effect on the Company's consolidated financial position or results of operations. See Note 10 to the Consolidated Financial Statements for additional information regarding stock-based compensation.

     In November 2002, the Financial Accounting Standards Board issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for
Guarantees. The interpretation elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. Initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or motified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of December 31, 2002, the Company did not have an outstanding guarantees other than subsidiary guarantees of parent debt as disclosed in Note 6 to the Consolidated Financial Statements.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In January 2003, the Financial Accounting Standards Board issued Interpretation 46, Consolidation of Variable Interest Entities. The interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company has determined that its Lessor under the Synthetic Lease Facility is a variable interest entity under Interpretation No. 46 and that the Company is the primary beneficiary.

     During 2002, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor." Under the new guidance, cash consideration received from a vendor should be classified as a reduction of cost of sales. If the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue. If the consideration is a reimbursement of a specific, incremental, identifiable cost incurred in selling the vendor's product, the cost should be characterized as a reduction of that cost incurred. The guidance is effective for fiscal periods beginning after December 15, 2002. The Company does not expect the adoption of this guidance to have a significant impact on our consolidated financial position or results of operations.

Shareholder Rights Plan

On May 17, 2002, the Board of Directors adopted a Shareholder Rights Plan. One Right was distributed for each share of common stock, par value $.01 per share, of the Company held by stockholders of record as of the close of business on May 31, 2002. The Rights initially entitle stockholders to buy a unit representing one one-hundredth of a share of a new series of preferred stock of the Company for $160 and expire on May 30, 2012. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock. If a person of group acquires beneficial ownership of 15% or more of the Company's common stock, each Right (other than Rights held by the acquiror) will, unless the Rights are redeemed by the Company, become exercisable upon payment of the exercise price of $160 for common stock of the Company having a market value of twice the exercise price of the Right. A copy of the Stockholder Rights Plan was filed on May 28, 2002, with the Securities and Exchange Commission, as Exhibit 99.1 to our report on Form 8-K.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 2 - ACQUISITION

     On October 1, 2001, the Company purchased all of the outstanding stock of Mid-State Automotive Distributors, Inc. ("Mid-State") for approximately $20.5 million including acquisition costs. Mid-State was a specialty retailer which supplied automotive aftermarket parts throughout certain states in the southeastern part of the United States. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Mid-State are included in the consolidated statements of income from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The pro forma effect on earnings of the acquisition of Mid-State were not material.

NOTE 3 - SHORT-TERM INVESTMENTS

     The Company's short-term investments are classified as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are carried at cost, which approximates fair market value. At December 31, 2002, and 2001, short-term investments consisted of preferred equity securities.

NOTE 4 - RELATED PARTIES

     The Company leases certain land and buildings related to its O'Reilly Auto Parts stores under six-year operating lease agreements with O'Reilly Investment Company and O'Reilly Real Estate Company, partnerships in which certain shareholders of the Company are partners. Generally, these lease agreements provide for renewal options for an additional six years at the option of the Company. Additionally, the Company leases certain land and buildings related to its O'Reilly Auto Parts stores under 15-year operating lease agreements with O'Reilly-Wooten 2000 LLC, which is owned by certain shareholders of the Company. Generally, these lease agreements provide for renewal options for two additional five-year terms at the option of the Company (see Note 7). Rent expense under these operating leases totaled $3,222,000, $2,894,000 and $2,671,000 in 2002,
2001 and 2000, respectively.

NOTE 5 - NOTE PAYABLE TO BANK

At December 31, 2001, the Company had available short-term unsecured bank lines of credit providing for maximum borrowings of $5 million, all of which was outstanding at December 31, 2001. The lines of credit, which expired in 2002, bore interest at LIBOR plus 0.50% and were full repaid in 2002. Additionally, at December 31, 2001, the Company had available a short-term line of credit in the amount of $25 million, none of which was outstanding at December 31, 2001. The line of credit bore interest at LIBOR plus 0.75%. Neither line of credit was renewed during 2002.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 6 - LONG-TERM DEBT

     On July 29, 2002, the Company completed an unsecured, three-year syndicated credit facility ("Credit Facility") in the amount of $150 million led by Wells Fargo Bank as the Administrative Agent replacing a five-year syndicated credit facility. The Credit Facility is guaranteed by all of our subsidiaries and may be increased to a total of $200 million, subject to availability of such additional credit from either existing banks within the Credit Facility or other banks. The Credit Facility bears interest at LIBOR plus .875% (2.26% at December 31, 2002) and expires in July 2005. At December 31, 2002, $90,000,000 of the
Credit Facility was outstanding. At December 31, 2001, the Company had available an unsecured credit facility providing for maximum borrowings of $140 million. The facility was comprised of a revolving credit facility of $125 million, and a term loan of $15 million. At December 31, 2001, $61,350,000 of the revolving credit facility and $15 million of the term loan was outstanding. The credit facility, which bore interest at LIBOR plus 0.50%, expired in January 2003. All borrowings outstanding under the old credit facility at December 31, 2001, were fully repaid in 2002.

     On May 16, 2001, the Company completed a $100 million private placement of two series of unsecured senior notes ("Senior Notes"). The Series 2001-A Senior Notes were issued for $75 million, are due May 16, 2006, and bear interest at 7.72% per year. The Series 2001-B Senior Notes were issued for $25 million, are due May 16, 2008, and bear interest at 7.92% per year. The private placement agreement allows for a total of $200 million of Senior Notes issuable in series. Proceeds from the transaction were used to reduce outstanding borrowings under the Company's former revolving credit facility.

     During 2002 and 2001, the Company leased certain computer equipment under capitalized leases. The lease agreements have three-year terms expiring from 2003 to 2005. At December 31, 2002, the monthly installments under these agreements were approximately $53,000. The present value of the future minimum lease payments under these agreements totaled $549,000 and $427,000 at December 31, 2002, and 2001, respectively, which has been classified as long-term debt in the accompanying consolidated financial statements. During 2002, 2001 and 2000, the Company purchased $812,000, $467,000 and $800,000, respectively, of assets under capitalized leases.

     Additionally, the Company has various unsecured notes payable to individuals and banks, amounting to $172,000 and $251,000, at December 31, 2002, and 2001, respectively. The average interest rate on these notes is 5.25% with monthly installments approximate $7,000 including interest.

     Indirect borrowings under letters of credit provided by a $20,000,000 sublimit of the Credit Facility totaled $6,028,000 and $210,650 at December 31, 2002, and 2001, respectively. These letters of credit reduced availability of borrowings at December 31, 2002, and 2001.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 6 - LONG-TERM DEBT (CONTINUED)

     Principal maturities of long-term debt for each of the next five years ending December 31, are as follows (amounts in thousands):

                        2003                            $      682
                        2004                                   332
                        2005                                90,102
                        2006                                75,015
                        2007                                    17
                        Thereafter                          25,004
                                                        ----------
                                                        $  191,152
                                                        ==========

     Cash paid by the Company for interest during the years ended December 31, 2002, 2001, and 2000, amounted to $9,248,000, $9,092,000, and $8,240,000, respectively.

NOTE 7 - COMMITMENTS

Lease Commitments

     On December 15,  2000,  the Company  entered  into a $50 million  Synthetic
Operating Lease Facility ("the Facility") with a group of financial institutions. Under the Facility, the Lessor generally acquires land to be developed for O'Reilly Auto Parts stores and funds the development thereof by the Company as the Construction Agent and Guarantor. The Company subsequently leases the property from the Lessor for an initial term through December 15, 2005, and has an option to request two additional successive renewal periods of five years each. The Facility provides for a residual value guarantee of $41.7 million at December 31, 2002, and purchase options on the properties. It also contains provisions for an event of default whereby the Lessor, among other things, may require the Company to purchase any or all of the properties. The Company is utilizing the Facility to finance a portion of its store growth. Funding under the Facility at December 31, 2002, and 2001, totaled $49.0 million and $43.0 million, respectively. Future minimum rental commitments under the Facility have been included in the table of future minimum annual rental commitments below. The Company's lessor under the Facility acts as lessor to numerous other lessees under similar synthetic lease arrangements and has no other operations. The Company's maximum loss under its Facility is limited to its $41.7 million residual value guarantee and none of the Company's assets have been pledged as collateral for the Lessor's obligations.

     On December 29, 2000, the Company completed a sale-leaseback transaction. Under the terms of the transaction, the Company sold 90 properties, including land, buildings and improvements, for $52.3 million. The lease, which is being accounted for as an operating lease, provides for an initial lease term of 21 years and may be extended for one initial ten-year period and two additional successive periods of five years each. The resulting gain of $4.5 million has been deferred and is being amortized over the initial lease term. Net rent expense during the initial term will be approximately $5.5 million annually and is included in the table of future minimum annual rental commitments. Proceeds from the transaction were used to reduce outstanding borrowings under the Company's former revolving credit facility.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 7 - COMMITMENTS (CONTINUED)

     On May 16, 2001, the Company completed a $100 million private placement of two series of unsecured senior notes ("Senior Notes"). The Series 2001-A Senior Notes were issued for $75 million, are due May 16, 2006, and bear interest at 7.72% per year. The Series 2001-B Senior Notes were issued for $25 million, are due May 16, 2008, and bear interest at 7.92% per year. The private placement agreement allows for a total of $200 million of Senior Notes issuable in series. Proceeds from the transaction were used to reduce outstanding borrowings under the Company's former revolving credit facility.

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

     The Company also leases certain office space, retail stores, property and equipment under long-term, non-cancelable operating leases. Most of these leases include renewal options and some include options to purchase and provisions for percentage rent based on sales. At December 31, 2002, future minimum rental payments under all of the Company's operating leases for each of the next five years and in the aggregate are as follows (amounts in thousands):

                            Related          Non-related
                            Parties            Parties           Total
                           --------           ---------        ---------
            2003           $  2,240           $  27,642        $  29,882
            2004              1,855              25,211           27,066
            2005              1,626              22,654           24,280
            2006              1,398              19,318           20,716
            2007              1,332              16,956           18,288
            Thereafter        8,700             123,369          132,069
                           --------           ---------        ---------
                           $ 17,151           $ 235,150        $ 252,301
                           ========           =========        =========

     Rental expense amounted to $29,652,000, $25,122,000 and $16,219,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Other Commitments

     The Company had construction commitments, which totaled approximately $41.1 million, at December 31, 2002.

NOTE 8 - LEGAL PROCEEDINGS

     The Company was a defendant in a lawsuit entitled "Coalition for Level Playing Field, L.L.C., et. AL., v. AutoZone, Inc., et. AL.," in the United States District Court for the Eastern District of New York. The suit had been brought by a group of automotive aftermarket warehouse distributors and jobbers, who alleged that the defendants, including the Company, were in violation of the Robinson-Patman Act. The Company settlled the case for an undisclosed amount that did not have a material impact on the consolidated financial position or results of operations.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 8 - LEGAL PROCEEDINGS (CONTINUED)

     The Company is involved in various legal proceedings incidental to the conduct of its business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, they will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 9 - EMPLOYEE BENEFIT PLANS

     The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are 21 years of age with at least six months of service. Employees may contribute up to 100% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company has agreed to make matching contributions equal to 50% of the first 2% of each employee's contribution and 25% of the next 4% of each employee's contribution. Additional contributions to the plan may be made as determined annually by the Board of Directors. After two years of service, Company contributions and earnings thereon vest at the rate of 20% per year. Company contributions charged to operations amounted to $3,438,000 in 2002, $3,207,000 in 2001 and $2,454,000
in 2000. Company contributions, in the form of common stock, to the profit sharing and savings plan to match employee contributions during the years ended December 31 were as follows:

                  Year                                Market
               Contributed         Shares              Value
               -----------         ------           -----------
                  2002             41,332           $1,202,000
                  2001             37,567              969,000
                  2000             49,891              724,000

     Profit sharing contributions accrued at December 31, and funded in the next year through the issuance of shares of the Company's common stock were as follows:

                Year                              Market
               Funded           Shares            Value
              --------         --------         ----------
                2002             77,876         $2,200,000
                2001             88,118          1,729,000
                2000            132,890          1,919,000

     The Company also sponsors a non-funded non-contributory defined benefit health care plan, which provides certain health benefits to qualified retired employees. According to the terms of this plan, retirees' annual benefits are limited to $1,000 per employee starting at age 66 for employees with 20 or more years of service. Post-retirement benefit costs for each of the years ended December 31, 2002, 2001, and 2000 amounted to $12,000.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 9 - EMPLOYEE BENEFIT PLANS (CONTINUED)

     Additionally, the Company has adopted a stock purchase plan under which 1,000,000 shares of common stock are reserved for future issuance. Under the plan, substantially all employees and non-employee directors have the right to purchase shares of the Company's common stock monthly at a price equal to 85% of the fair market value of the stock, not to exceed 5% of the participants annual salary. Purchases of common stock under the plan during the years ended December 31 were as follows:

                                                     Weighted
                                                     Average
                  Year             Shares             Price
                 ------           --------          ---------
                  2002            102,662             $25.18
                  2001             97,991              22.13
                  2000            147,315              12.83

     The Company has in effect a performance incentive plan for the Company's senior management under which 400,000 shares of restricted stock are reserved for future issuance. Under the plan, 5,881 shares were issued during 2002, no shares were issued during 2001 and 12,164 shares were issued during 2000.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 10 - STOCK OPTION PLANS

     The Company has a stock option plan under which incentive stock options or non-qualified stock options may be granted to officers and key employees. An aggregate of 6,000,000 shares of common stock is reserved for future issuance under this plan. The exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and the options will expire no later than 10 years from the date of grant. Options granted pursuant to the plan become exercisable no sooner than six months from the date of grant. In the case of a shareholder owning more than 10% of the outstanding stock of the Company, the exercise price of an incentive option may not be less than 110% of the fair market value of the stock on the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by any individual in any calendar year may not exceed $100,000. All grants under the plan since its inception have been non-qualified stock option grants. A summary of outstanding stock options under this plan is as follows:

                                                                                   Number
                                                           Price per Share        of Shares
                                                        -------------------------------------
         Outstanding at December 31, 1999               $    6.07 - 26.75         3,346,480
           Granted.................................         10.56 - 24.38           581,250
           Exercised...............................          6.07 - 22.75          (362,125)
           Canceled................................         10.00 - 25.88          (206,625)
                                                        -------------------------------------
         Outstanding at December 31, 2000..........     $    8.00 - 26.75         3,358,980
           Granted.................................         14.37 - 37.62         1,279,000
           Exercised...............................          7.88 - 35.21        (1,012,695)
           Canceled................................          8.00 - 34.30          (220,787)
                                                        -------------------------------------
         Outstanding at December 31, 2001..........     $    8.69 - 37.62         3,404,498
           Granted.................................         24.96 - 37.25           630,750
           Exercised...............................          8.69 - 26.75          (294,693)
           Canceled................................          8.75 - 38.00          (206,075)
                                                        -------------------------------------
         Outstanding at December 31, 2002..........     $    8.94 - 37.62         3,532,565
                                                        =====================================

     Options to purchase 1,566,104, 1,250,261 and 1,729,033 shares of common stock were exercisable at December 31, 2002, 2001, and 2000, respectively.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 10 - STOCK OPTION PLANS (CONTINUED)

     The Company also maintains a stock option plan for non-employee directors of the Company under which 300,000 shares of common stock are reserved for future issuance. All director stock options are granted at fair market value on the date of grant and expire on the earlier of termination of service to the Company as a director or seven years. Options granted under this plan become exercisable six months from the date of grant. A summary of outstanding stock options under this plan is as follows:

                                                                                Number
                                                            Price per Share    of Shares
                                                           -------------------------------
         Outstanding at December 31, 1999..........        $  6.56 -  23.91     90,000
           Granted.................................                   12.44     20,000
           Exercised...............................           6.56 -   6.75    (20,000)
                                                           -------------------------------
         Outstanding at December 31, 2000..........        $  9.09 -  23.91     90,000
           Granted.................................                   20.65     30,000
           Exercised...............................           9.09 -  23.91    (70,000)
                                                           -------------------------------
         Outstanding at December 31, 2001..........        $ 12.44 -  23.91     50,000
           Granted.................................                   29.02     30,000
                                                           -------------------------------
         Outstanding at December 31, 2002..........        $ 12.44 -  29.02     80,000
                                                           ===============================

     All options under this plan were exercisable at December 31, 2002, 2001, and 2000.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee and non-employee director stock options under the fair value method.

     The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001, and 2000, respectively: risk-free interest rates of 4.01%, 5.16% and 5.02%; volatility factors of the expected market price of the Company's common stock of .481, .475, and .442; and weighted-average expected life of the options of 9, 9 and 8.9 years. The Company assumed a 0% dividend yield over the expected life of the options. The weighted-average fair values of options granted during the years ended December 31, 2002, 2001, and 2000 were $17.75, $16.52 and $9.24, respectively. The weighted-average remaining contractual life at December 31, 2002, for all outstanding options under the Company's stock option plans is 7.058 years. The weighted-average exercise price for all outstanding options under the Company's stock option plans was $22.78, $20.63 and $16.12 at December 31, 2002, 2001 and 2000, respectively.

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

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 10 - STOCK OPTION PLANS (CONTINUED)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended December 31, is as follows:

                                                       2002         2001        2000
                                                    ---------    ---------   ---------
                                                  (In thousands, except per share data)
      Net income as reported...................     $ 81,992     $ 66,352    $ 51,708
                                                    =========    ========    ========
      Stock-based compensation expense
         as reported...........................     $      -     $      -    $      -
      Stock-based compensation expense
         under fair value method...............     $  7,217     $  5,406    $  3,531
                                                    --------     --------    --------
      Pro forma net income.....................     $ 74,775     $ 60,946    $ 48,177
                                                    ========     ========    ========
      Pro forma basic net income per share.....     $   1.41     $   1.17    $   0.94
                                                    ========     ========    ========
      Pro forma net income per share-
         assuming dilution.....................     $   1.39     $   1.15    $   0.93
                                                    ========     ========    ========

NOTE 11 - INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted income per common share:

                                                                   Years ended December 31,
                                                                2002         2001         2000
                                                             ----------   ----------   ----------
                                                             (In thousands, except per share data)
Numerator (basic and diluted):
  Net income.............................................    $  81,992    $  66,352    $  51,708
                                                             ==========   ==========   ==========
Denominator:
  Denominator for basic income per common share-
    weighted-average shares..............................       53,114       52,121       51,168
  Effect of stock options (Note 10)......................          578          665          560
                                                             ----------   ----------   ----------
  Denominator for diluted income per common share-
    adjusted weighted-average shares and
     assumed conversion..................................       53,692       52,786       51,728
                                                             ==========   ==========   ==========
Basic net income per common share........................    $    1.54    $    1.27    $    1.01
                                                             ==========   ==========   ==========
Net income per common share-assuming dilution............    $    1.53    $    1.26    $    1.00
                                                             ==========   ==========   ==========

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 12 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                       2002          2001
                                                    ----------    ----------
                                                         (In thousands
Deferred tax assets:
  Current:
     Allowance for doubtful accounts...........     $      327    $      665
     Inventory carrying value..................            967             -
     Other accruals............................          3,746         4,284
                                                    ----------    ----------
                                                         5,040         4,949

Deferred tax liabilities:
  Current:
     Inventory carrying value..................              -         1,041

  Noncurrent:
     Property and equipment....................         15,685         8,333
       Other...................................            254           808
                                                    ----------    ----------
       Total deferred tax liabilities..........         15,939        10,182
                                                    ----------    ----------
       Net deferred tax liabilities ...........     $  (10,899)   $   (5,233)
                                                    ==========    ==========

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 12 - INCOME TAXES (CONTINUED)

      The provision for income taxes consists of the following:

                                 Current   Deferred     Total
                                --------   --------   --------
                                       (In thousands)
2002:
     Federal............        $ 39,038   $  5,113   $ 44,151
     State..............           4,286        553      4,839
                                --------   --------   --------
                                $ 43,324   $  5,666   $ 48,990
                                ========   ========   ========
2001:
     Federal............        $ 30,429   $  5,702   $ 36,131
     State..............           3,575        669      4,244
                                --------   --------   --------
                                $ 34,004   $  6,371   $ 40,375
                                ========   ========   ========
2000:
     Federal............        $ 25,120   $  2,946   $ 28,066
     State..............           3,086        299      3,385
                                --------   --------   --------
                                $ 28,206   $  3,245   $ 31,451
                                ========   ========   ========

     A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows:

                                                               2002        2001       2000
                                                            ---------   ---------   ---------
                                                                      (In thousands)
Federal income taxes at statutory rate...............       $  45,844   $  37,354   $  29,106
State income taxes, net of federal tax benefit.......           3,140       2,775       2,200
Other items, net.....................................               6         246         145
                                                            ---------   ---------   ---------
                                                            $  48,990   $  40,375   $  31,451
                                                            =========   =========   =========

     The tax benefit associated with the exercise of non-qualified stock options
has  been  reflected  as  additional   paid-in   capital  in  the   accompanying
consolidated financial statements.

     During the years ended December 31, 2002, 2001, and 2000, cash paid by the Company for income taxes amounted to $31,119,000, $28,676,000 and $24,244,000, respectively.

                   O'Reilly Automotive, Inc. and Subsidiaries
         Exhibit 10.24 - 2001 Amendment to the O'Reilly Automotive, Inc.
                             1993 Stock Option Plan

                              2001 AMENDMENT TO THE
                            O'REILLY AUTOMOTIVE, INC.
                             1993 STOCK OPTION PLAN

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

     WHEREAS, in order to provide a continuing means of fulfilling the purpose of the Stock Option Plan, the Board of Directors of the Company has authorized the amendment of the Stock Option Plan to increase the number of shares of Common Stock issuable upon the exercise of options granted thereunder from 6,000,000 to 8,000,000.

     NOW, THEREFORE, the Stock Option Plan is hereby amended as follows:

     1. The first sentence of Article III of the Stock Option Plan is hereby deleted in its entirety, and the following substituted in lieu thereof to constitute the first sentence of said Article III from and after the effectiveness of this Amendment:

          "The aggregate number of shares which may be issued under the Plan shall not exceed 8,000,000 shares of Stock."

     2. The provisions of this Amendment shall be effective as of the date hereof.

     3. Except and to the extent hereinabove set forth, the Stock Option Plan shall remain in full force and effect.

     IN WITNESS WHEREOF, this Amendment is dated as of the 8th day of May 2001.


                                                 By:  /s/  David E. O'Reilly
                                                 -------------------------------
                                                 David E. O'Reilly
                                                 Chief Executive Officer

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

                         Report Of Independent Auditors

The Board of Directors and Shareholders
O'Reilly Automotive, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of O'Reilly Automotive, Inc. and Subsidiaries as of December 31, 2002, and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O'Reilly Automotive, Inc. and Subsidiaries at December 31, 2002, and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ ERNST & YOUNG LLP
                                                          ----------------------

Kansas City, Missouri
February 21, 2003

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

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

Ernst and Young LLP
One Kansas City Place
Kansas City, Missouri 64105-2143

LEGAL COUNSEL

Gallop Johnson & Neuman, L.C.
101 South Hanley Road, Suite 1600
St. Louis, Missouri 63105

Skadden, Arps, Slate, Meagher & Flom
333 West Wacker Drive, Suite 2100
Chicago, Illinois 60606

ANNUAL MEETING

The annual meeting of shareholders of O'Reilly Automotive, Inc. will be held at 10:00 a.m. local time on May 6, 2003, at the University Plaza Convention Center, 333 John Q. Hammons Parkway in Springfield, Missouri. Sharedholders of record as of February 28, 2003, will be entitled to vote at this meeting.

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

TRADING SYMBOL

The Company's common stock is traded on The Nasdaq Stock Market (National Market) under the symbol ORLY.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2002 Annual Report to Shareholders (continued)

NUMBER OF SHAREHOLDERS

As of February 28, 2003, O'Reilly Automotive, Inc. had approximately 23,876 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

ANALYST COVERAGE

The following analysts provide research coverage of O'Reilly Automotive, Inc.

William Blair & Co. - Mark Miller
Merrill Lynch - Douglas Neviera
Advest - Brett Jordan
U.S. Bancorp Piper Jaffray - Reed Anderson
Salomon Smith Barney - Bill Julian
Credit Suisse First Boston - Gary Balter
Sidoti & Co. - Scott Stember

MARKET PRICES AND DIVIDEND INFORMATION

The prices in the table below represent the high and low sales price for O'Reilly Automotive, Inc. common stock as reported by the Nasdaq Stock Market.

The common stock began trading on April 22, 1993. No cash dividends have been declared since 1992, and the Company does not anticipate paying any cash dividends in the forseeable future.

                               2002                     2001
------------------   ----------------------    ----------------------
                           High      Low          High        Low
------------------   ----------  ----------    ----------  ----------
First Quarter         $  37.25    $  28.61      $  27.19    $  15.50
Second Quarter           34.42       27.05         29.45       18.75
Third Quarter            32.47       24.10         35.54       22.60
Fourth Quarter           31.40       24.28         38.44       27.00
For the Year             37.25       24.10         38.44       15.50

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

                   O'Reilly Automotive, Inc. and Subsidiaries
        Exhibit 23.1 - Consent of Ernst & Young LLP, independent auditors

We consent to the incorporation by reference in this Annual Report (Form 10-K) of O'Reilly Automotive, Inc. and Subsidiaries of our report dated February 21, 2003 included in the 2002 Annual Report to Shareholders of O'Reilly Automotive, Inc and Subsidiaries.

Our audits also included the consolidated financial statement schedule of O'Reilly Automotive, Inc. and Subsidiaries listed in Item 15(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statements schedule referred to above, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-61632, Form S-8 No. 33-73892, Form S-8 No. 33-91022, Form S-8
No. 333-59568 and Form S-8 No. 333-63467) of O'Reilly Automotive, Inc. of our report dated February 21, 2003, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the consolidated financial statement schedule included in this Annual Report (Form 10-K) of O'Reilly Automotive, Inc. for the year ended December 31, 2002.


                                                         /s/ ERNST & YOUNG LLP
                                                         -----------------------


Kansas City, Missouri
March 24, 2003

                   O'Reilly Automotive, Inc. and Subsidiaries
                         Exhibit 99.1 CEO Certification

                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David E. O'Reilly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ David E. O'Reilly
----------------------
David E. O'Reilly
Chief Executive Officer

March 27, 2003


This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.

                   O'Reilly Automotive, Inc. and Subsidiaries
                        Exhibit 99.2 - CFO Certification

                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James R. Batten, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ James R. Batten
--------------------
James R. Batten
Chief Financial Officer

March 27, 2003


This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.