Form 10-Q
period 2003-03-31
O REILLY AUTOMOTIVE INC
filed 2003-05-09
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Securities registered pursuant to Section 12(b) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]           No [   ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]


Common stock, $0.01 par value - 53,494,797 shares outstanding as of March 31, 2003. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $1,448,104,155 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

This report contains a total of 31 pages of which this page is number 1.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          Quarter Ended March 31, 2003


                                TABLE OF CONTENTS


                                                                         Page
                                                                        ------
PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
  Condensed Consolidated Balance Sheets                                   3
  Condensed Consolidated Statements of Income                             4
  Condensed Consolidated Statements of Cash Flows                         5
  Notes to Condensed Consolidated Financial Statements                    6

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION                              7

 ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                    10

 ITEM 4 - CONTROLS AND PROCEDURES                                        10

PART II - OTHER INFORMATION

 ITEM 5 - OTHER INFORMATION                                              10

 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               10

SIGNATURE PAGE                                                           11

CERTIFICATIONS                                                           12

EXHIBIT INDEX                                                            14


PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                    March 31,      December 31,
                                                      2003             2002
                                                --------------    --------------
                                                   (Unaudited)         (Note)
Assets
Current assets:
 Cash                                           $       19,744    $       29,333
 Accounts receivable, net                               51,644            45,421
 Amounts receivable from vendors                        47,684            42,918
 Inventory                                             502,506           504,098
 Deferred income taxes                                      --             5,040
 Other current assets                                    5,014             4,235
                                                --------------    --------------
   Total current assets                                626,592           631,045

Property and equipment, at cost                        523,440           491,523
Accumulated depreciation and amortization              147,788           137,992
                                                --------------    --------------
   Net property and equipment                          375,652           353,601

Notes receivable                                         1,861             1,880
Other assets                                            24,558            22,893
                                                --------------    --------------
Total assets                                    $    1,028,663    $    1,009,419
                                                ==============    ==============

Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                               $      112,552    $       85,370
 Accrued payroll                                        13,142            15,257
 Accrued benefits & withholdings                        18,954            19,165
 Income taxes payable                                   10,998             9,798
 Current deferred income taxes                             554                --
 Other current liabilities                              18,869            17,150
 Current portion of long-tem debt                          578               682
                                                --------------    --------------
   Total current liabilities                           175,647           147,422

Long-term debt, less current portion                   155,371           190,470
Deferred income taxes                                   17,348            15,939
Other liabilities                                        7,187             5,064

Shareholders' equity:
 Common stock, $0.01 par value:
  Authorized shares-90,000,000
  Issued and outstanding shares-
    53,494,797 shares at March 31, 2003,
    and 53,371,242 at December 31, 2002                    535               534
  Additional paid-in capital                           271,887           269,030
  Retained earnings                                    400,688           380,960
                                                --------------    --------------
Total shareholders' equity                             673,110           650,524
                                                --------------    --------------
Total liabilities and shareholders' equity      $    1,028,663    $    1,009,419
                                                ==============    ==============

NOTE: The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.


                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                 ------------------------------
                                                     2003               2002
                                                 ------------      ------------
                                           (In thousands, except per share data)

Product sales                                    $    339,475      $    295,489

Cost of goods sold, including warehouse
 and distribution expenses                            198,529           169,461
                                                 ------------      ------------
Gross profit                                          140,946           126,028

Operating, selling, general and
 administrative expenses                              107,605            97,390
                                                 ------------      ------------

Operating income                                       33,341            28,638
Other expense, net                                     (1,763)           (1,871)
                                                 ------------      ------------
Income before income taxes                             31,578            26,767

Provision for income taxes                             11,850            10,125
                                                 ------------      ------------
Net income                                       $     19,728      $     16,642
                                                 ============      ============

Net income per common share                      $       0.37      $       0.31
                                                 ============      ============
Weighted-average common shares
 outstanding                                           53,402            52,884
                                                 ============      ============
Net income per common share -
 assuming dilution                               $       0.37      $       0.31
                                                 ============      ============
Adjusted weighted-average common
 shares outstanding - assuming dilution                53,753            53,607
                                                 ============      ============

            See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Three  Months Ended
                                                   March 31,         March 31,
                                                     2003              2002
                                                 ------------      ------------
                                                         (In thousands)
Net cash provided by operating activities        $     57,344      $     27,961

Investing activities:
  Purchases of property and equipment                 (32,189)          (21,428)
  Proceeds from sale of property and equipment             71               165
  Payments received on notes receivable                   173               172
  Investments in other assets                          (1,974)              381
                                                 ------------      ------------
Net cash used in investing activities                 (33,919)          (20,710)

Financing activities:
 Payments on notes payable to banks                        --            (2,000)
 Proceeds from issuance of long-term debt                  --            61,150
 Payments on long-term debt                           (35,204)          (62,398)
 Proceeds from issuance of common stock                 2,190             1,347
                                                 ------------      ------------
Net cash used in financing activities                 (33,014)           (1,901)
                                                 ------------      ------------
Net (decrease) increase in cash                        (9,589)            5,350
Cash at beginning of period                            29,333            15,041
                                                 ------------      ------------
Cash at end of period                            $     19,744      $     20,391
                                                 ============      ============


            See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2003


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.   Variable Interest Entitiy

In January 2003, the Financial Accounting Standards Board issued Interpretation 46, Consolidation of Variable Interest Entities. The interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of the interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company has determined that the Lessor under the Synthetic Lease Facility is a variable interest entity under Interpretation No. 46 and that the Company is the primary beneficiary. The Company is evaluating the various alternatives and the related impact on its consolidated financial position and results of operations.

3.   Stock-based Compensation

The Company has elected to use the intrinsic value method of accounting for stock options issued under our stock option plans and accordingly do not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the quarters ended March 31, is as follows:

                                                             2003        2002
                                                        ------------------------
                                                                (In thousands,
                                                         except per share data)
Net income as reported.........................          $ 19,728     $  16,642
                                                        ========================
Stock-based compensation expense
  as reported..................................                 -             -
Stock-based compensation expense
   under fair value method.....................             2,270         1,525
                                                        ------------------------
Pro forma net income...........................          $ 17,458     $  15,117
                                                        ========================
Pro forma basic net income per share...........          $   0.33     $    0.29
                                                        ========================
Pro forma net income per share-
    assuming dilution .........................          $   0.32     $    0.28
                                                        ========================


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

o    Revenue - We recognize sales upon delivery of the products.

o Stock-based compensation - We have elected to use the intrinsic value method of accounting for stock options issued under our stock option plans and accordingly do not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information for the quarters ended March 31, is as follows:

                                                             2003        2002
                                                        ------------------------
                                                             (In thousands,
                                                          except per share data)
Net income as reported.........................           $ 19,728    $  16,642
                                                        ========================
Stock-based compensation expense
  as reported..................................                  -            -
Stock-based compensation expense
  under fair value method......................              2,270        1,525
                                                        ------------------------
Pro forma net income...........................           $ 17,458    $  15,117
                                                        ========================
Pro forma basic net income per share...........           $   0.33    $    0.29
                                                        ========================
Pro forma net income per share-
  assuming dilution............................           $   0.32    $    0.28
                                                        ========================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

Results of Operations

Product sales for the first quarter of 2003 increased by $44.0 million, or 14.9% over product sales for the first quarter of 2002, to $339.5 million. This increase was primarily due to the opening of 30 net, new stores during the first quarter of 2003, in addition to a 6.2% increase in comparable store product sales for the first quarter of 2003. At March 31, 2003, we operated 1,011 stores compared to 981 stores at March 31, 2002.

Gross profit increased $14.9 million, or 11.8% from $126.0 million (or 42.7% of product sales) in the first quarter of 2002, to $140.9 million (or 41.5% of product sales) in the first quarter of 2003. The increase in gross profit dollars was primarily a result of the increase in sales resulting from the increases in the number of stores open during the first quarter of 2003 compared to the same period in 2002, and increased sales levels at existing stores. The decrease in gross profit as a percent of sales is primarily due to increased warehouse and delivery expenses resulting from the Company's remodeling of its Nashville and Knoxville, Tennessee distribution centers and additional independent jobber sales resulting from the acquisition of Mid-State Automotive Distributors, in the fourth quarter of 2001, which sales are at a lower gross margin.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $10.2 million from $97.4 million (or 33.0% of product sales) in the first quarter of 2002 to $107.6 million (or 31.7% of product sales) in the first quarter of 2003. The dollar increase in OSG&A expenses resulted from the addition of team members and resources in order to support the increased level of our operations. The decrease in OSG&A as a percentage of product sales was primarily due to economies of scale achieved and the result of managements efforts to increase in labor productivity.

Other expense, net decreased by $108,000 in the first quarter of 2003 compared to the first quarter of 2002. The overall decrease in other expense, is primarily due to an increase in interest expense.

Our estimated provision for income taxes increased $1.7 million to $11.9 million for the first quarter of 2003 compared to 2002, as a result of our increased taxable income. Our effective tax rate was 37.5% of income before income taxes for the first quarter of 2003 and 37.8% for the first quarter of 2002.

Principally, as a result of the foregoing, net income increased from $16.6 million or 5.6% of product sales in the first quarter of 2002 to $19.7 million or 5.8% of product sales in the first quarter of 2003.

Liquidity and Capital Resources

Net cash provided by operating activities increased from $28.0 million for the first three months in 2002 to $57.3 million for the first three months of 2003. This increase was principally the result of increased net income and an increase in accounts payable, income taxes payable and other current liabilities, partially offset by increases in accounts receivable. The increase in accounts payable was primarily attributable to the timing of payments and more favorable payment terms from vendors. The increase in accounts receivable is primarily due to our continuing store growth.

Net cash used in investing activities increased from $20.7 million during the first three months in 2002 to $33.9 million for the comparable period in 2003, primarily due to the increased purchases of property and equipment resulting from new store growth.

Net cash used in financing activities was $1.9 million in the first three months of 2002, compared to $33.0 million in the first three months of 2003 primarily due to increased repayment of debt.

We maintain an unsecured, three-year syndicated revolving credit facility in the amount of $150 million. The credit facility is guaranteed by all of our subsidiaries and may be increased to a total of $200 million at any time prior to January 29, 2004, subject to availability of such additional credit from either existing banks within the syndicate or other banks. At March 31, 2003, $55.0 million of the revolving credit facility was outstanding including amounts under letters of credit totaling $6.0 million. Accordingly, we have aggregate availability for additional borrowings of $89.0 million under the credit. The credit facility, which bears interest at LIBOR plus a spread ranging from 0.875% to 1.375% (2.1875% at March 31, 2003), expires in July 2005.

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

For the first three months of 2003, 30 net, new stores were opened. The Company plans to open 100 additional stores during the remainder of 2003. The funds required for such planned expansions are expected to be provided by operating activities and the existing and available bank credit facilities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our credit facility with variable interest rates. Assuming the current level of borrowings at variable rates and assuming a two-percentage point change in the average interest rates under these borrowings, it is estimated that our interest expense for the quarter ended March 31, 2003, would have increased by approximately $275,000. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk particularly if our borrowing levels increase to any significant extent; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: See Exhibit Index on page 14 hereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           O'REILLY AUTOMOTIVE, INC.

May 9, 2003                /s/  David E. O'Reilly
--------------             -----------------------------------------------------
Date                       David E. O'Reilly, Co-Chairman of the Board
                           and Chief Executive Officer (Principal
                           Executive Officer)


May 9, 2003                /s/  James R. Batten
--------------             -----------------------------------------------------
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



Date:  May 9, 2003         /s/ David E. O'Reilly
                           -----------------------------------------------------
                           David E. O'Reilly, Co-Chairman of the Board and
                           Chief Executive Officer (Principal Executive Officer)

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



 Date:  May 9, 2003         /s/ James R. Batten
                            ----------------------------------------------------
                            James R. Batten, Vice President of Finance
                            and Chief Financial Officer (Principal Financial and
                            Accounting Officer)

                                  EXHIBIT INDEX

Number                             Description                                                Page
------                            -------------                                              ------
99.1     Certain Risk Factors, filed herewith                                                  15

99.2     Certificate of the Chief Executive Officer pursuant to 18 U.S.C.  Section 1350,       17
         as adopted  pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002,  filed herewith.

99.3     Certificate of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350,       18
         as adopted  pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002,  filed herewith.

10.29    O'Reilly Automotive, Inc. 2003 Employee Stock Option Plan                             19

10.30    O'Reilly Automotive, Inc. 2003 Directors Stock Option Plan                            26

10.31    OReilly Automotive, Inc. Stock Purchase Plan First Amendment                          31

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                       Exhibit 99.1 - Certain Risk Factors


Some of the information in this Form 10-Q contains and future reports and press releases and other public information may contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as ''may,'' ''will,'' ''expect,'' ''anticipate,'' ''believe,'' ''estimate,'' and ''continue'' or similar words. These "forward-looking statements" are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (See Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.) You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other ''forward-looking'' information. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control.

The risk factors listed in this exhibit, as well as any cautionary language in this Form 10-Q, are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired business, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described in these forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-K could have a material adverse effect on our business, operating results and financial condition.

Competition

We compete with a large number of retail (DIY) and wholesale (professional installers) automotive aftermarket product suppliers. The distribution of automotive aftermarket products is a highly competitive industry, particularly in the more densely populated market areas that we serve. Competitors include national and regional automotive parts chains, independently owned parts stores (some of which are associated with national auto parts distributors or associations), automobile dealerships, mass or general merchandise, discount and convenience chains that carry automotive products, independent warehouse distributors and parts stores and national warehouse distributors and associations. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than we are overall but have a greater presence than we do in a particular market. For a list of our principal competitors, see the ''Competition'' section of Item 1 to the Company's Form 10-K for the year ended December 31, 2002.

No Assurance of Future Growth

We believe that our ability to open additional stores at an accelerated rate will be a significant factor in achieving our growth objectives for the future. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2003 and beyond will be achieved. For a discussion of our growth strategies, see the ''Growth and Expansion Strategies'' section of Item 1 to the Company's Form 10-K for the year ended December 31, 2002.

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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 Exhibit 99.1 - Certain Risk Factors (continued)


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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 99.2 - CEO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
E. O'Reilly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ David E. O'Reilly
----------------------------------------------
David E. O'Reilly
Chief Executive Officer

May 9, 2003


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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 99.3 - CFO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
R. Batten, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ James R. Batten
----------------------------------------------
James R. Batten
Chief Financial Officer

May 9, 2003



    This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
    Exhibit 10.29 - O'Reilly Automotive, Inc. 2003 Employee Stock Option Plan


                            O'REILLY AUTOMOTIVE, INC.
                         2003 EMPLOYEE STOCK OPTION PLAN

I.   Purpose of the Plan.

     The O'Reilly Automotive, Inc. 2003 Employee Stock Option Plan (the "Plan") is intended to provide a means whereby certain key employees of O'Reilly Automotive, Inc., a Missouri corporation (the "Company"), may develop a sense of proprietorship and personal involvement in the development and financial success of the Company and its subsidiaries, and to encourage them to remain with and devote their best efforts to the business of the Company and its subsidiaries, thereby advancing the interests of the Company and its shareholders. Accordingly, the Company may make awards to certain employees in the form of stock options ("Options") with respect to shares of the Company's common stock, par value $0.01 per share (the "Stock"). Options may either be nonqualified stock options ("Nonqualified Options") or options ("Incentive Stock Options") that are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

II.  Administration.

(a) Committee Composition. The Plan shall be administered by a committee of the Board of Directors of the Company (the "Board") consisting of not less than two members of the Board as the Board may appoint (the "Committee"). The members of the Committee shall be "Non-Employee Directors" within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Act"), and "outside directors" as defined under
     Section 162(m) of the Code; provided, however, that noncompliance with such qualifications shall not invalidate any grants of Options by the Committee. Committee members may resign at any time by delivering written notice to the Board. Vacancies in the Committee, however caused, shall be filled by the Board. The Committee shall act by a majority of its members in office and the Committee may act either by vote at a telephonic or other meeting or by a consent or other written instrument signed by all of the members of the Committee. If the Committee does not exist, or for any other reason determined by the Board, the Board mat take any action under the Plan that would otherwise be the responsibility of the Committee.

(b)  Committee  Authority.  The Committee  shall have the sole authority to: (i)
     determine the terms and provisions of the Option agreements (the "Agreements") entered into under the Plan; (ii) prepare and distribute, in such manner as the Committee determines to be appropriate, information about the Plan; and (iii) make all other determinations deemed necessary or advisable for the administration of the Plan. The Committee may vary the terms and provisions of the individual Agreements in its discretion. Further, the Committee shall have authority to grant options and to determine the exercise price of the Stock covered by each Option, the terms and duration of each Option, the key employees to whom, and the times at which, Options shall be granted, whether the Option shall be a Nonqualified Option or an Incentive Stock Option and the number of shares to be covered by each Option. Notwithstanding the foregoing, the Committee shall not have the authority to make any determination that would be inconsistent with the requirements, restrictions, prohibitions or limitations specified in the Plan.

(c) Day-to-Day Administration. The day-to-day administration of the Plan may be carried out by such officers and employees of the Company as shall be designated from time to time by the Committee. All expenses and liabilities incurred by the Committee in connection with the administration of the Plan shall be borne by the Company. The Committee may employ attorneys, consultants, accountants, appraisers, brokers or other persons, and the Committee, the Board, the Company and the officers and employees of the Company shall be entitled to rely upon the advice, opinions or valuations of any such persons. The interpretation and construction by the Committee of any provision of the Plan and any determination by the Committee under any provision of the Plan shall be final and conclusive for all purposes. Neither the Committee nor any member thereof shall be liable for any act, omission, interpretation, construction or determination made in connection with the Plan in good faith, and the members of the Committee shall be entitled to indemnification and reimbursement by the Company in respect of any claim, loss, damage or expense (including counsel fees) arising therefrom to the fullest extent permitted by law. The members of the Committee shall be named as insureds in connection with any directors and officers liability insurance coverage that may be in effect from time to time.

                   O'REILLY AUTOMOTIVE,INC. AND SUBSIDIARIES
            Exhibit 10.29 - O'Reilly Automotive, Inc. 2003 Employee
                         Stock Option Plan (Continued)

III. Shares Subject to the Plan.

     The aggregate number of shares that may be issued under the Plan shall not exceed 4,000,000 shares of Stock plus all shares authorized under the 1993 Employee Stock Option Plan not covered by an option on the date such plan expires. No more than 1,000,000 shares of Stock may be subject to Options that are intended to be "performance-based compensation" (as that term is used for purposes of Section 162(m) of the Code) granted to any one individual during any calendar year, regardless of when such shares are deliverable. The shares of Stock issuable under the Plan may consist of authorized but unissued shares of Stock or previously issued shares of Stock reacquired by the Company. Any of such shares that remain unsold and that are not subject to outstanding Options at the termination of the Plan shall cease to be subject to the Plan, but until termination of the Plan and the expiration of all Options granted under the Plan, the Company shall at all times make available a sufficient number of shares to meet the requirements of the Plan and the outstanding Options. If any Option, in whole or in part, expires or terminates unexercised or is cancelled or forfeited, the shares theretofore subject to such Option may again be subject to an Option granted under the Plan. The aggregate number of shares that may be issued under Options granted under the Plan and any maximums set forth in this Plan shall be subject to adjustment as provided in Article V hereof. The issuance of Stock pursuant to the exercise of an Option shall result in a decrease in the number of shares of Stock that may thereafter be available for purposes of the Plan by the number of shares as to which the Option is exercised or cancelled.

IV.      Grants of Options.

(a)  Type and  Number.  Options  granted  under  the Plan  shall be of such type
     (Nonqualified Option or Incentive Stock Option) and for such number of shares of Stock and subject to such terms and conditions as the Committee shall designate. The Committee may grant Options at any time and from time to time through, but not after, May 6, 2013, to any individual eligible to receive the same. For purposes of the Plan, the date on which an Option is granted is referred to herein as the "Grant Date."

(b) Option Agreement. Options granted pursuant to the Plan shall be evidenced by Agreements that shall comply with and be subject to the terms and conditions set forth in this Section IV and may contain such other provisions, consistent with the Plan, as the Committee shall deem advisable. Each Agreement shall state the total number of shares of Stock that are subject to the Option. References herein to "Agreements" shall include, to the extent applicable, any amendments to such Agreements.

(c)  Persons Eligible to Receive Options.

     (i) Only key employees of the Company or its subsidiaries shall be eligible to receive Options under the Plan. In granting Options to an employee, the Committee shall take into consideration the contribution the employee has made or may make to the success of the Company or its subsidiaries and such other considerations as the Committee shall determine. The Committee shall also have the authority to consult with and receive recommendations from officers and other employees of the Company and its subsidiaries with regard to these matters. In no event shall any employee, his legal representatives, heirs, legatees, distributees, or successors have any right to participate in the Plan, except to such extent, if any, as the Committee shall determine.

     (ii) Options may be granted under the Plan from time to time in substitution for stock options and stock appreciation rights granted by other corporations (the "Acquired Corporation") to their employees who become key employees of the Company or of any of its subsidiaries as a result of a merger or consolidation of the Acquired Corporation with the Company or any such subsidiary, or the acquisition by the Company or a subsidiary of all or substantially all of the assets of the Acquired Corporation or the acquisition by the Company or a subsidiary of stock of the Acquired corporation.

(d)  Exercise Price.

     (i) The exercise price of each share of Stock covered by each Option ("Exercise Price") shall not be less than one hundred percent (100%) of the Market Value Per Share (as defined below) of the Stock on the date the Option is granted; provided, however, if and when an Incentive Stock Option is granted and the employee receiving the Incentive Stock Option owns or will be considered to own by reason of
          Section 424(d) of the Code more than ten percent (10%) of the total combined voting power of all classes of stock of the Company (a "10% Shareholder"), the Exercise Price of the Stock covered by such Incentive Stock Option shall not be less than one hundred and ten percent (110%) of the Market Value Per Share of the Stock on the Grant Date of the Incentive Stock Option.

                         O'REILLY AUTOMOTIVE, INC. AND
      SUBSIDIARIES Exhibit 10.29 - O'Reilly Automotive, Inc. 2003 Employee
                          Stock Option Plan (Continued)


     (ii) "Market Value Per Share" of the Stock shall mean: (A) if the Stock is not publicly traded, the amount determined by the Committee on the date of the grant of the Option; (B) if the Stock is traded only otherwise than on a securities exchange and is not quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), the closing quoted selling price of the Stock on the date of grant of the Option as quoted in "pink sheets" published by the National Daily Quotation Bureau; (C) if the Stock is traded only otherwise than on a securities exchange and is quoted on NASDAQ, the closing quoted selling price of the Stock on the date of grant of the Option, as reported by the Wall Street Journal; or (D) if the Stock is admitted to trading on a securities exchange, the closing quoted selling price of the Stock on the date of grant of the Option, as reported in the Wall Street Journal.

(e)  Exercisability of Options.

     (i) An Option may be exercisable in installments or otherwise upon such terms as the Committee shall determine when the Option is granted. The Committee may fix such waiting and/or vesting periods, exercise dates or other limitations as it shall deem appropriate with respect to Options granted under the Plan including, without limitation, making the exercisability thereof contingent upon the achievement of specific goals. Notwithstanding the foregoing, however, in no event shall an Option, or any portion thereof, be exercisable until at least six months after the date of grant of such Option.

     (ii) The Committee at any time: (A) may accelerate the time at which any Option granted hereunder is exercisable or otherwise vary the terms of an Option, notwithstanding the fact that such variance may cause the Option to be treated as a Nonqualified Option; (B) in the case of a Nonqualified Option, may permit the transferability of such Option and may remove any restrictions or conditions to which a Nonqualified Option is subject; and (C) subject to the consent of the optionee, may convert an outstanding Incentive Stock Option to a Nonqualified Option if it deems such conversion to be in the best interest of the optionee.

     (iii)No Option shall be exercisable (and any attempted exercise shall be deemed null and void) if such exercise would create a right of recovery for "short-swing profits" under Section 16(b) of the Act, unless the optionee pays the Company the amount of such "short-swing profits" at the time of the exercise of the Option.

     (iv) To the extent that the aggregate Market Value Per Share (determined at the Grant Date) of Stock with respect to which Incentive Stock Options (determined without regard to this sentence) are exercisable for the first time by any individual during any calendar year (under all plans of the Company and its subsidiaries) exceeds One Hundred Thousand Dollars ($100,000), such excess portion of such Incentive Stock Options shall be treated as Nonqualified Options (this sentence shall be applied by taking Incentive Stock Options into account in the order in which they were granted).


(f)  Method of Exercise and Payment of Exercise Price.

     (i) Options may be exercised by giving written notice to the Company stating the number of shares for which the Option is being exercised, accompanied by payment in full of the Exercise Price relating to the shares with respect to which the Option is so exercised.

     (ii) The full Exercise Price for the shares with respect to which the Option is being exercised shall be payable to the Company: (A) in cash or by check payable and acceptable to the Company; (B) subject to the approval of the Committee, by tendering to the Company shares of Stock owned by the optionee having an aggregate Market Value Per Share as of the date of exercise that is not greater than the full Exercise Price for the shares with respect to which the Option is being exercised, provided that such shares shall have been then owned by the optionee for a period of at least six months prior to such exercise, and by paying any remaining amount of the Exercise Price as provided in (A) above; or (C) subject to the approval of the Committee and to such instructions as the Committee may specify, at the optionee's written request the Company may deliver certificates for the shares of Stock for which the Option is being exercised to a broker for sale on behalf of the optionee, provided that the optionee has irrevocably instructed such broker to remit directly to the Company on the optionee's behalf the full amount of the Exercise Price from the proceeds of such sale; provided, however, that in the case of an Incentive Stock Option, (B) and (C) above shall apply only if Committee approval is given on or prior to the Grant Date and the Agreement expressly provides for such optional payment terms. In the event that the optionee elects to make payment as allowed under clause (B) above, the Committee may, upon confirming that the optionee owns the number of shares of Stock being tendered, authorize the issuance of a new certificate for the number of shares being acquired pursuant to the exercise of the Option less the number of shares being tendered upon the exercise and return to the optionee (or not require surrender of) the certificate for the shares of Stock being tendered upon the exercise. Payment instruments will be received subject to collection.

                          O'REILLY AUTOMOTIVE, INC. AND
                SUBSIDIARIES Exhibit 10.29 - O'Reilly Automotive,
                Inc. 2003 Employee Stock Option Plan (Continued)


     (iii)Notwithstanding any other provision of the Plan, the Company shall have no liability to deliver any shares of Stock under the Plan or make any other distribution of benefits under the Plan unless such delivery or distribution would comply with all applicable laws (including, without limitation, the requirements of the Securities Act of 1933, as amended), and the applicable requirements of any securities exchange, the NASDAQ or similar entity. If the employee fails to timely accept delivery of and pay for the shares specified in such notice, the Committee shall have the right to terminate the Option with respect to such shares.

(g) Term.

     (i) The term of each Option shall be determined by the Committee at the Grant Date; provided, however, that each Option shall, notwithstanding anything in the Plan or any Agreement to the contrary, expire not more than ten years (five years with respect to an Incentive Stock Option granted to an employee who is a 10% Shareholder) from the Grant Date or, if earlier, the date specified in the Agreement.

     (ii) In the event an individual's employment with the Company and its subsidiaries shall terminate for reasons other than: (i) retirement in accordance with the terms of a retirement plan of the Company or one of its subsidiaries ("Retirement"); (ii) permanent disability (as defined in Section 22(e)(3) of the Code); or (iii) death, the individual's Options shall terminate as of the date of such termination of employment and shall not be exercisable to any extent as of and after such time.

     (iii)If any termination of employment is due to Retirement or permanent disability, the individual shall have the right to exercise any Option at any time within the 12-month period (three-month period in the case of Retirement for Options that are Incentive Stock Options) following such termination of employment, but only to the extent that the Option was exercisable immediately prior to such termination of employment. Notwithstanding any other provision contained in the Plan or the Agreements, if the termination of employment is due to retirement, and such retiring individual at the time of his or her retirement (A) is at least fifty-five (55) years of age, and (B) the sum of the individual's age and years of service to the Company is equal to or greater than eighty (80) years, then all outstanding options granted to such retiring individual shall automatically become immediately exercisable within such 12-month period (three month period in the case of Options that are Incentive Stock Options).

     (iv) Whether any termination of employment is due to Retirement or permanent disability and whether an authorized leave of absence or absence for military or government service or for other reasons shall constitute a termination of employment for purposes of the Plan shall be determined by the Committee in its sole discretion.

     (v) If an individual shall die while entitled to exercise an Option, the individual's estate, personal representative or beneficiary, as the case may be, shall have the right to exercise the Option at any time within the 12-month period following the date of the optionee's death, to the extent that the optionee was entitled to exercise the same on the day immediately prior to the optionee's death.

     (vi) The right of an individual to exercise an Option shall terminate to the extent that such Option is exercised.

V.   Corporate Transactions and Adjustment.

     (a) Effect on Corporate Actions. The existence of the Plan and the Options granted hereunder shall not affect in any way the right or power of the Board of Directors or the shareholders of the Company to make or authorize any adjustment, recapitalization, reorganization or other change in the Company's capital structure or its business, any merger or consolidation of the Company with or into another entity, any issuance of bonds, debentures, preferred or prior preference stocks ahead of or affecting the Stock or the rights thereof, the dissolution or liquidation of the Company or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding.

     (b) Adjustment. The shares with respect to which Options may be granted are shares of Stock as presently constituted. If, however, the number of outstanding shares of Stock are increased or decreased, or such shares are exchanged for a different number or kind of shares or securities of the Company through reorganization, merger, recapitalization, reclassification, stock dividend, stock split, combination of shares or other similar transaction, the aggregate number of shares of Stock subject to the Plan and any maximums set forth in Section III hereof, and the shares of Stock subject to issued and outstanding Options under the Plan shall be appropriately and proportionately adjusted by the Committee. Any such adjustment in an outstanding Option shall be made without change in the aggregate Exercise Price applicable to the unexercised portion of the Option but with an appropriate adjustment in the price for each share or other unit of any security covered by the Option.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      Exhibit 10.29 - O'Reilly Automotive,
                Inc. 2003 Employee Stock Option Plan (Continued)

     (c) No Adjustment Upon Issuance of Securities. Except as may otherwise be expressly provided in the Plan, the issuance by the Company of shares of capital stock of any class or securities convertible into shares of capital stock of any class for cash, property, labor or services, upon direct sale, upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares of capital stock or other securities, and in any case whether or not for fair value, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number of shares of Stock available under the Plan or subject to Options theretofore granted or the Exercise Price per share with respect to outstanding Options.

     (d) Final Determination. Adjustments under this Section shall be made by the Committee whose determination as to what adjustments shall be made, and the extent thereof, shall be final, binding and conclusive. No fractional shares of Stock shall be issued under the Plan or in connection with any such adjustment.

     (e) Automatic Termination of Plan and Options. Notwithstanding anything to the contrary contained in this Section V, upon: (i) the dissolution or liquidation of the Company, (ii) a reorganization, merger or consolidation of the Company with one or more corporations in which the Company is not the surviving corporation, or (iii) a sale of substantially all of the assets of the Company, the Plan shall terminate, and any outstanding Options granted under the Plan shall terminate on the day before the consummation of the transaction;
          provided that the Committee shall have the right, but not the obligation, to accelerate the time in which any Options may be exercised prior to such a termination. However, the termination of such Options shall not occur if provision is made in writing in connection with the transaction, in a manner acceptable to the Committee, for: (A) the continuance of the Plan and assumption of outstanding Options, (B) the substitution for such Options of new options to purchase the stock of a successor corporation (or parent or subsidiary thereof), with appropriate adjustments as to number and kind of shares and option price or (C) other treatment of the Options acceptable to the Committee. The Committee shall have the authority to amend this paragraph to provide for a requirement that a successor corporation assume any outstanding Options.

VI.  Term of Plan.

     No Option shall be granted pursuant to the Plan after ten (10) years from the earlier of the date of adoption of the Plan by the Board of the Company or the date of approval by the Company's shareholders. Notwithstanding the foregoing, if a longer term is permitted with respect to the duration of an incentive stock option plan under law, the Board may extend the term of this Plan to a term not to exceed the longest term permitted with respect to an incentive stock option plan.

VII. Amendment and Termination of Plan.

(a) Authority to Amend and Terminate. The Board may, from time to time, with respect to any shares at the time not subject to Options, suspend or terminate the Plan or amend or revise the terms of the Plan; provided that any amendment to the Plan shall be approved by a majority of the shareholders of the Company if the amendment would (i) materially increase or decrease the benefits accruing to participants under the Plan; (ii) increase or decrease the number of shares of Stock which may be issued under the Plan, except as permitted under the provisions of Section V above; or (iii) materially modify the requirements as to eligibility for participation in the Plan.

(b) Consent of Optionholder Required. Subject to the provisions in Section V above, no amendment, suspension or termination of this Plan shall, without the consent of the optionee, alter or impair any rights or obligations under any Option granted to such optionee under the Plan.

VIII. Effective Date of Plan.

     The Plan shall become effective upon adoption by the Board and approval by the Company's shareholders; provided, however, that prior to approval of the Plan by the Company's shareholders but after adoption by the Board, Options may be granted under the Plan subject to obtaining such approval.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
             Exhibit 10.29 - O'Reilly Automotive, Inc. 2003 Employee
                         Stock Option Plan (Continued)


IX.  Preemption by Applicable Laws and Regulations.

     Anything in the Plan or any Agreement entered into pursuant to the Plan to the contrary notwithstanding, if, at any time specified herein or therein for the making of any determination with respect to the issuance or other distribution of shares of Stock, any law, regulation or requirement of any governmental authority having jurisdiction in the premises shall require either the Company or the optionee (or the optionee's beneficiary), as the case may be, to take any action in connection with any such determination, the issuance or distribution of such shares or the making of such determination shall be deferred until such action shall have been taken.

X.   Miscellaneous.

(a) Taxes and Withholding. All distributions under the Plan are subject to withholding of all applicable taxes, and the Committee may condition the delivery of any shares or other benefits under the Plan on satisfaction of the applicable withholding obligations. The Committee, in its discretion, and subject to such requirements as the Committee may impose prior to the occurrence of such withholding, may permit such withholding obligations to be satisfied through cash payment by the optionee, through the surrender of shares of Stock that the optionee already owns, or through the surrender of shares of Stock to which the optionee is otherwise entitled under the Plan.

(b) No Employment Contract. Nothing contained in the Plan shall be construed as conferring upon any optionee the right to continue in the employ of the Company or any of its subsidiaries.

(c) Employment with Subsidiaries. Employment by the Company for the purpose of this Plan shall be deemed to include employment by, and to continue during any period in which an employee is in the employment of, any subsidiary.

(d) No Rights as a Shareholder. An optionee shall have no rights as a shareholder with respect to shares covered by such optionee's Option until the date of the issuance of shares to the optionee upon the optionee's exercise of the Option. No adjustment will be made for dividends or other distributions or rights for which the record date is prior to the date of such issuance.

(e) No Right to Corporate Assets. Nothing contained in the Plan shall be construed as giving any optionee, such optionee's beneficiaries or any other person any equity or other interest of any kind in any assets of the Company or any subsidiary or creating a trust of any kind or a fiduciary relationship of any kind between the Company or any subsidiary and any such person. Any optionee shall have only a contractual right to shares of Stock as set forth in the Agreement, unsecured by any assets of the Company or any subsidiary, and nothing contained in the Plan shall constitute a guarantee that the assets of the Company or any subsidiary shall be sufficient to pay any benefits to any person.

(f) No Restriction on Corporate Action. Nothing contained in the Plan shall be construed to prevent the Company or any subsidiary from taking any corporate action that is deemed by the Company or such subsidiary to be appropriate or in its best interests, whether or not such action would have an adverse effect on the Plan or any Option made under the Plan. No optionee, beneficiary or other person shall have any claim against the Company or any subsidiary as a result of any such action.

(g) Limitations on Transfer. Except as designated by the optionee by will or by the laws of descent and distribution, neither an optionee nor an optionee's beneficiary shall have the power or right to sell, exchange, pledge, transfer, assign or otherwise encumber or dispose of such optionee's or beneficiary's interest arising under the Plan or any Option received under the Plan, nor shall such interest be subject to seizure for the payment of an Optionee's or beneficiary's debts, judgments, alimony, or separate maintenance or be transferable by operation of law in the event of an optionee's or beneficiary's bankruptcy or insolvency and to the extent any such interest arising under the Plan or an Option received under the Plan is awarded to a spouse pursuant to any divorce proceeding, such interest shall be deemed to be terminated and forfeited notwithstanding any vesting provisions or other terms herein or in the agreement evidencing such Option.

(h) Application of Funds. The proceeds received by the Company from the sale of shares of Stock pursuant to the Plan shall be used for general corporate purposes.

(i) Elections in Writing. Unless otherwise specified herein, each election required or permitted to be made by any optionee or other person entitled to benefits under the Plan, and any permitted modification, or revocation thereof, shall be in writing at such times, in such form, and subject to such restrictions and limitations, not inconsistent with the terms of the Plan, as the Committee shall require.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
             Exhibit 10.29 - O'Reilly Automotive, Inc. 2003 Employee
                          Stock Option Plan (Continued)



(j) Governing Law; Construction. All rights and obligations under the Plan shall be governed by, and the Plan shall be construed in accordance with, the laws of the State of Missouri without regard to the principles of conflicts of laws. Titles and headings to Sections herein are for purposes of reference only, and shall in no way limit, define or otherwise affect the meaning or interpretation of any provisions of the Plan.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
    Exhibit 10.30 - O'Reilly Automotive, Inc. 2003 Director Stock Option Plan

                            O'REILLY AUTOMOTIVE, INC.
                         2003 DIRECTOR STOCK OPTION PLAN

I.   Establishment and Purpose.

     O'Reilly Automotive, Inc. hereby establishes a stock option plan to be named the 2003 O'Reilly Automotive, Inc. Director Stock Option Plan. The purpose of the Plan is to provide (a) further inducement to qualified persons to become and remain Eligible Directors of the Company, and (b) additional incentive to Eligible Directors of the Company by encouraging them to acquire shares of Stock upon the exercise of Options granted hereunder in return for services rendered by them to the Company, thereby increasing such Eligible Directors' proprietary interest in the business of the Company; thereby furthering the interest of the Company and its shareholders.

II.  Definitions.

(a) "Act" means the Securities and Exchange Act of 1934, as amended from time to time.

(b)  "Board" means the Board of Directors of the Company.

(c) "Code" means the Internal Revenue Code of 1986, as amended and in effect from time to time.

(d) "Committee" means the Committee of the Board consisting of not less than two members of the Board as the Board may appoint.

(e) "Company" means O'Reilly Automotive, Inc., a corporation organized and existing under the laws of the State of Missouri.

(f) "Eligible Director" means a director of the Company who is not otherwise an officer or employee of the Company or of any subsidiary thereof.

(g) "Fair Market Value" of the Stock shall mean: (A) if the Stock is not publicly traded, the amount determined by the Committee on the date of the grant of the Option; (B) if the Stock is not traded on a securities exchange and not quoted on the NASDAQ, the closing quoted selling price of the Stock on the date of grant of the Option as quoted in "pink sheets" published by the National Daily Quotation Bureau; (C) if the Stock is not traded on a securities exchange but is quoted on the NASDAQ, the closing quoted selling price of the Stock on the date of grant of the Option, as reported by the Wall Street Journal; or (D) if the Stock is admitted to trading on a securities exchange, the closing quoted selling price of the Stock on the date of grant of the Option, as reported in the Wall Street Journal.

     (h)  "Option" means an option granted under this Plan to acquire Stock.

     (i)  "Optionee" means the person to whom an Option is granted.

     (j) "Option Agreement" means an agreement issued to each Eligible Director with respect to each Option.

     (k)  "Option  Date" means the date as of which an Option is granted,  which
          shall  be  the  first   business  day  after  the  annual  meeting  of
          Shareholders of the Company .

     (l)  "NASDAQ"  means  the  National   Association  of  Securities   Dealers
          Automated Quotation System.

     (m) "Plan" means the 2003 O'Reilly Automotive, Inc. Director Stock Option Plan.

     (n) "Post-Death Representative(s)" means the executor(s) or administrator(s) of the Optionee's estate or the person or persons to whom the Optionee's rights under his or her Option pass by the Optionee's will or the laws of the descent and distribution.

     (o) "Rule 16b-3" means Rule 16b-3 promulgated by the Securities and Exchange Commission under the Act, as amended from time to time, or any successor rule.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
             Exhibit 10.30 - O'Reilly Automotive, Inc. 2003 Director
                         Stock Option Plan (Continued)


     (p) "Stock" means authorized and unissued shares of $0.01 per value common stock of the Company or reacquired shares of such common stock held in its treasury.

III. Administration.

(a) The Plan shall be administered by the Committee. The members of the Committee shall be "Non-Employee Directors" within the meaning of Rule 16b-3 Act, provided, however, that noncompliance with such qualifications shall not invalidate any grants of Options by the Committee. Committee members may resign at any time by delivering written notice to the Board. Vacancies in the Committee, however caused, shall be filled by the Board. The Committee shall act by a majority of its members in office and the Committee may act either by vote at a telephonic or other meeting or by a consent or other written instrument signed by all of the members of the Committee. If the Committee does not exist, or for any other reason determined by the Board, the Board mat take any action under the Plan that would otherwise be the responsibility of the Committee.

(b) Subject to and not inconsistent with the express provisions of the Plan, the Committee has and may exercise such powers and authority of the Board as may be necessary or appropriate for the Committee to carry out its functions under the Plan. Without limiting the generality of the foregoing, the Committee shall have full power and authority (i) to determine all questions of fact that may arise under the Plan, (ii) to interpret the Plan and to make all other determinations necessary or advisable for the administration of the Plan and (iii) to prescribe, amend and rescind rules and regulations relating to the Plan, including, without limitation, any rules that the Committee determines are necessary or appropriate to ensure that the Company and the Plan will be able to comply with all applicable provisions of any applicable federal, state or local law. All interpretations, determinations and actions by the Committee will be final and binding upon all persons, including the Company, Eligible Directors and Optionees.

IV.  Shares Subject to the Plan.

(a) Subject to the provisions of Section 10 hereof, the Stock which may be issued pursuant to the exercise of Options granted under the Plan shall not exceed in the aggregate 200,000 shares of Stock, plus all shares authorized under the 1993 Director Stock Option Plan not covered by an option on the date such plan expires.

(b) At any time during the existence of the Plan, there shall be reserved for issuance upon the exercise of Options granted under the Plan an amount of Stock (subject to adjustment as provided in Section 10 hereof) equal to the total number of share then issuable pursuant to all such Option grants which shall have been made prior to such time. The Company in its discretion may use reacquired shares held in the treasury in lieu of authorized but unissued shares.

(c) If an Option terminates, in whole or in part, by expiration or for any other reason except exercise of such Option, the shares previously reserved for issuance upon grant of the Option shall again be available for issuance as if such shares had never been subject to an Option.

V.  Granting of Options.

(a) Each person who is an Eligible Director on the Option Date shall receive Options to acquire 10,000 shares of Stock at a per share purchase price equal to the per share Fair Market Value of the Stock on the Option Date, provided, however, that no grant shall be made to any Eligible Director who is first elected a director of the Company at the annual meeting of the shareholders immediately preceding the Board meeting on the Option Date.

(b) Each Eligible Director may also be granted Options from time to time upon approval by the full Board.

(c) All Options granted under the Plan shall be granted as of an Option Date. Promptly after each Option Date, the Company shall notify the Optionee of the grant of the Option, and shall hand deliver or mail to the Optionee an Option Agreement, duly executed by and on behalf of the Company, with the request that the Optionee execute and return the Option Agreement within thirty days after the Option Date. If the Optionee shall fail to execute and return the written Option Agreement within said thirty-day period, his or her Option shall be automatically terminated, except that if the Optionee dies within said thirty-day period, such Option Agreement shall be effective notwithstanding the fact that it has not been signed prior to death.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 Exhibit 10.30 - O'Reilly Automotive, Inc. 2003
                     Director Stock Option Plan (Continued)


(d) Options granted under the Plan will not be incentive stock options within the meaning of Section 422 of the Code.

VI.  Terms of Options.

Notwithstanding any other provision of the Plan, each Option shall be evidenced by an Option Agreement, which shall include the substance of the following terms and conditions:

(a) The option price for each share of Stock covered by an Option shall be an amount equal to 100% of the Fair Market Value of a share of Stock on the Option Date of such Option.

(b) The Option by its terms shall not be transferable by the Optionee otherwise than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or regulations thereunder. The designation of a beneficiary does not constitute a transfer. The Option shall be exercisable, during the Optionee's lifetime, only by the Optionee.

(c) The Option by its terms shall be immediately exercisable as to any or all shares and may be exercised at any time and from time to time.

(d) Each Option granted under the Plan and all unexercised rights thereunder shall expire automatically upon the earlier of (i) the date on which an Optionee ceases to hold office as a director of the Company for any reason other than retirement, death or disability, (ii) the date that is three months following the effective date of the Optionee's retirement from service on the Board, (iii) the date that is one year following the date on which the Optionee's service on the Board of Directors of the Company ceases due to death or disability, and (iv) the seventh anniversary date of the Option date.

VII.  No Right to Remain a Director.

The grant of an Option shall not create any right in any person to remain as a director of the Company.

VIII.  Exercise of Options.

(a) An Option may be exercised in whole or in part except as otherwise may be provided in the Option Agreement, by giving written notice to the Company stating the number of shares of Stock for which the Option is being exercised, accompanied by payment in full of the aggregate purchase price for the shares of Stock being purchased. Payment of the aggregate purchase price for the shares of Stock may be made (i) in cash or by check payable and acceptable to the Company for the full amount of the purchase price of the shares with respect to which the Option is exercised, (ii) subject to the approval of the Committee, upon delivery to the Company on the exercise date of certificates representing shares of Stock, owned by the Optionee for longer than six months and registered in the Optionee's name, having a Fair Market Value on the date of such exercise and delivery equal to the full amount of the purchase price of the shares with respect to which the Option is exercised, (iii) at the Optionee's written request and subject to the approval of the Committee and to such instructions as the Committee may specify, in accordance with a cashless exercise program pursuant to which the Company may deliver certificates for the shares of Stock for which the Option is being exercised to a broker for sale on behalf of the Optionee, provided that the Optionee has irrevocably instructed such broker to remit directly to the Company on the Optionee's behalf the full amount of such purchase price from the proceeds of such sale, or (iv) a combination of (i) and (ii) that collectively equals the full amount of the purchase price of the shares with respect to which the Option is exercised.

(b) An Optionee shall have none of the rights of a shareholder with respect to shares of Stock subject to his or her Option until shares of Stock are issued to him or her upon the exercise of his or her Option.

IX.  General Provisions.

The Company shall not be required to issue or deliver any certificate for shares of Stock to an Optionee upon the exercise of his or her Option:

(a) Prior to (i) if requested by the Company, the filing with the Company by the Optionee or the Optionee's Post-Death Representative of a representation in writing that at the time of such exercise that it is his or her then present intention to acquire the shares of Stock being purchased for investment and not for resale, and/or (ii) the completion of any registration or other qualification of such shares of Stock under any state or federal securities laws or rulings or regulations of any governmental regulatory body which the Company shall determine to be necessary or advisable; and

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 Exhibit 10.30 - O'Reilly Automotive, Inc. 2003
                     Director Stock Option Plan (Continued)

(b) Unless such issuance or delivery would comply with all applicable laws and the applicable requirements of any securities exchange, the NASDAQ or similar entity.

X.  Adjustment Provisions.

(a) The existence of the Plan and the Options granted hereunder shall not affect in any way the right or power of the Board or the shareholders of the Company to make or authorize any adjustment, recapitalization, reorganization or other change in the Company's capital structure or its business, any merger or consolidation of the Company with or into another entity, any issuance of bonds, debentures, preferred or prior preference stocks ahead of or affecting the Stock or the rights thereof, the dissolution or liquidation of the Company for any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding.

(b) The shares with respect to which Options may be granted are shares of Stock as presently constituted. If, however, the number of outstanding shares of Stock are increased or decreased, or such shares are exchanged for a different number or kind of shares or securities of the Company through a reorganization, merger, recapitalization, reclassification, stock dividend, stock split, number of shares of Stock subject to the Plan as provided in
     Section 4  hereof,  and the  shares  of Stock  subject  to  issuance  under outstanding Options under the Plan shall be appropriately and proportionately adjusted by the Committee. Any such adjustment in an outstanding Option shall be made without change in the aggregate purchase price applicable to the unexercised portion of the Option but with an appropriate adjustment in the price for each share or other unit of any security covered by the Option.

(c) Except as may otherwise be expressly provided in the Plan, the issuance by the Company of shares of capital stock of any class or securities convertible into shares of capital stock of any class for cash, property, labor or services, upon direct sale, upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares of capital stock or other securities, and in any case such shares of capital stock or other securities, and in any case whether or not for fair value, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number of shares of Stock available under the Plan or subject to Options theretofore granted or the purchase price per share with respect to outstanding Options.

(d) Adjustments under this Section 10 be made by the Committee whose determination as to what adjustments shall be made, and the extent thereof, shall be final, binding and conclusive. No fractional shares of Stock shall be issued under the Plan or in connection with any such adjustment.

(e) Notwithstanding anything to the contrary contained in this Section 10, upon: (i) the dissolution or liquidation of the Company, (ii) a reorganization, merger or consolidation of the Company with one or more corporations in which the Company is not the surviving corporation, or
     (iii) a sale of substantially all of the assets of the Company, the Plan shall terminate, and any outstanding Options granted under the Plan shall terminate on the day before the consummation of the transaction; provided that the Committee shall have the right, but not the obligation, to accelerate the time in which any Options may be exercised prior to such a termination. However, the termination of such Options shall not occur if provision is made in writing in connection with the transaction, in a manner acceptable to the Committee, for: (A) the continuance of the Plan and assumption of outstanding Options, (B) the substitution for such Options of new options to purchase the stock of a successor corporation (or parent or subsidiary thereof), with appropriate adjustments as to number and kind of shares and option price, or (C) other treatment of the Options acceptable to the Committee. The Committee shall have the authority to amend this paragraph to provide for a requirement that a successor corporation assume any outstanding Options.

XI.  Duration, Amendment and Termination.

(a) The Board may at any time terminate the Plan or make such amendments thereof as it shall deem advisable and in the best interests of the Company, without further action on the part of the shareholders of the Company; provided, however, that no such termination or amendment shall, without the consent of the Optionee, adversely affect or impair the rights of such Optionee, and provided further, that no amendment requiring shareholder approval in order to meet the requirements of Rule 16b-3 shall be effective unless such shareholder approval is obtained, and provided, further that the provisions relating to eligible persons, the amount and price of awards and the timing of awards may not be amended more x months except to comport with changes in the Code or the Employee Retirement Income Security Act of 1974, or the rules thereunder.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 Exhibit 10.30 - O'Reilly Automotive, Inc. 2003
                     Director Stock Option Plan (Continued)



(b) The period during which Options may be granted under the Plan shall terminate on May 6, 2013, unless the Plan earlier shall have been terminated as provided above.

XII.  Withholding.

The Company shall have the right to deduct from payments of any kind otherwise due to the Optionee any federal, state or local taxes of any kind required by law to be withheld with respect to any shares issued upon exercise of Options under the Plan.

XIII.  Shareholder Approval.

The Plan shall become effective upon adoption by the Board and approval by the Company's shareholders; provided, however, that prior to approval of the Plan by the Company's shareholders but after adoption by the Board, Options may be granted under the Plan subject to obtaining such approval.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
  Exhibit 10.31 - O'Reilly Automotive, Inc. Stock Purchase Plan First Amendment



                  O'REILLY AUTOMOTIVE, INC. STOCK PURCHASE PLAN

     WHEREAS, O'Reilly Automotive, Inc. (the "Company") has heretofore adopted the O'Reilly Automotive, Inc. Stock Purchase Plan (the "Stock Purchase Plan"), under which shares of the Company's common stock, par value $.01 per share (the "Common Stock"), may be purchased by the employees and officers of the Company pursuant to and in accordance with the terms of the Stock Purchase Plan; and

     WHEREAS, Section 11 of the Stock Purchase Plan empowers the Board of Directors, at any time and in its sole discretion, to terminate or amend the Stock Purchase Plan; and

     WHEREAS, in order to provide a continuing means of fulfilling the purpose of the Stock Purchase Plan, the Board of Directors of the Company has authorized the amendment of the Stock Purchase Plan to increase the number of shares of Common Stock issuable in accordance with the Stock Purchase Plan from 1,000,000 to 1,300,000.

     NOW, THEREFORE, the Stock Purchase Plan is hereby amended as follows:

1. The first sentence of Section 12 of the Stock Purchase Plan is hereby deleted in its entirety, and the following substituted in lieu thereof to constitute the first sentence of said Section 12 from and after the effectiveness of this Amendment:

       "The aggregate number of shares which may be issued under the Plan shall not exceed 1,300,000, consisting of newly issued shares and/or shares reacquired by the Company."

2. In accordance with Section 11 of the Stock Purchase Plan, the provisions of this Amendment shall be effective as of the first day of the calendar month following the date of this Amendment.

3. Except and to the extent hereinabove set forth, the Stock Purchase Plan shall remain in full force and effect.

          IN WITNESS WHEREOF, this Amendment is dated as of the 6th day of May, 2003.

                                     By:/s/ David E. O'Reilly
                                     -------------------------------------------
                                     David E. O'Reilly
                                     Chief Executive Officer