Form 10-Q
period 2003-06-30
O REILLY AUTOMOTIVE INC
filed 2003-08-08
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

         Yes [X]    No [   ]

Common stock, $0.01 par value - 53,933,788 shares outstanding as of June 30, 2003. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $1,805,163,884 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

This report contains a total of 19 pages of which this page is number 1.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           Quarter Ended June 30, 2003

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


PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                      June 30,      December 31,
                                                       2003            2002
                                                   ------------     ------------
                                                   (Unaudited)         (Note)
Assets
Current assets:
  Cash                                             $     26,230     $     29,333
  Accounts receivable, net                               56,344           45,421
  Amounts receivable from vendors                        47,192           42,918
  Inventory                                             528,006          504,098
  Deferred income taxes                                   3,681            5,040
  Other current assets                                    5,020            4,235
                                                   ------------     ------------
    Total current assets                                666,473          631,045

Property and equipment, at cost                         557,916          491,523
Accumulated depreciation and amortization               157,108          137,922
                                                   ------------     ------------
  Net property and equipment                            400,808          353,601

Notes receivable                                          1,820            1,880
Other assets                                             24,701           22,893
                                                   ------------     ------------
Total assets                                       $  1,093,802     $  1,009,419
                                                   ============     ============

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                 $    142,750     $     85,370
  Accrued payroll                                        16,061           15,257
  Accrued benefits & withholdings                        22,330           19,165
  Income taxes payable                                   18,133            9,798
  Other current liabilities                              19,476           17,150
  Current portion of long-tem debt                          475              682
                                                   ------------     ------------
    Total current liabilities                           219,225          147,422

Long-term debt, less current portion                    135,317          190,470
Deferred income taxes                                    22,025           15,939
Other liabilities                                         7,103            5,064

Shareholders' equity:
  Common stock, $0.01 par value:
    Authorized shares-90,000,000
    Issued and outstanding shares-
      53,933,788 shares at June 30, 2003,
      and 53,371,242 at December 31, 2002                   539              534
    Additional paid-in capital                          281,981          269,030
    Retained earnings                                   427,612          380,960
                                                   ------------     ------------
Total shareholders' equity                              710,132          650,524
                                                   ------------     ------------
Total liabilities and shareholders' equity         $  1,093,802     $  1,009,419
                                                   ============     ============


NOTE: The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           Three Months Ended          Six Months Ended
                                                                                June 30,                    June 30,
                                                                        -----------------------    ----------------------
                                                                           2003         2002          2003         2002
                                                                        ----------   ----------    ----------   ---------
                                                                                 (In thousands, except per share data)
Product sales                                                           $  393,112   $  343,181    $  732,587   $  638,670
Cost of goods sold, including warehouse and distribution expenses          227,399      198,995       425,928      368,456
                                                                        ----------   ----------    ----------   ----------
Gross profit                                                               165,713      144,186       306,659      270,214
Operating, selling, general and administrative expenses                    120,987      106,417       228,592      203,807
                                                                        ----------   ----------    ----------   ----------
Operating income                                                            44,726       37,769        78,067       66,407
Other expense, net                                                          (1,652)      (1,527)       (3,415)      (3,398)
                                                                        ----------   ----------    ----------   ----------
Income before income taxes                                                  43,074       36,242        74,652       63,009

Provision for income taxes                                                  16,150       13,695        28,000       23,820
                                                                        ----------   ----------    ----------   ----------
Net income                                                              $   26,924   $   22,547    $   46,652   $   39,189
                                                                        ==========   ==========    ==========   ==========
Net income per common share                                             $     0.50   $     0.42    $     0.87   $     0.74
                                                                        ==========   ==========    ==========   ==========
Weighted-average common shares outstanding                                  53,634       53,058        53,518       52,971
                                                                        ==========   ==========    ==========   ==========
Net income per common share - assuming dilution                         $     0.50   $     0.42    $     0.86   $     0.73
Adjusted weighted-average common shares outstanding                     ==========   ==========    ==========   ==========
  - assuming dilution                                                       54,222       53,698        53,988       53,653
                                                                        ==========   ==========    ==========   ==========


            See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                       ------------------------
                                                          2003           2002
                                                       ----------    ----------
                                                              (In thousands)
Net cash provided by operating activities              $  112,955    $   60,820

Investing activities:
  Purchases of property and equipment                     (67,599)      (45,343)
  Proceeds from sale of property and equipment                471         1,294
  Payments received on notes receivable                       287           351
  Investments in other assets                              (2,396)         (118)
                                                       ----------    ----------
Net cash used in investing activities                     (69,237)      (43,816)

Financing activities:
  Payments on notes payable to banks                           --        (5,000)
  Proceeds from issuance of long-term debt                     --        76,125
  Payments on long-term debt                              (55,361)      (79,323)
  Proceeds from issuance of common stock                    8,540         3,505
                                                       ----------    ----------
Net cash used in financing activities                     (46,821)       (4,693)
                                                       ----------    ----------
Net (decrease) increase in cash                            (3,103)       12,311
Cash at beginning of period                                29,333        15,041
                                                       ----------    ----------
Cash at end of period                                  $   26,230    $   27,352
                                                       ==========    ==========


            See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2003


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.   Stock-based Compensation

The Company has elected to use the intrinsic value method of accounting for stock options issued under our stock option plans and accordingly do not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, is as follows:

                                                    For the three months      For the six months
                                                        ended June 30,           ended June 30,
                                                     2003         2002          2003         2002
                                                  -----------------------    ----------------------
                                                         (In thousands, except per share data)
  Net income as reported......................    $ 26,924       $ 22,547    $ 46,652      $ 39,189
                                                  ========       ========    ========      ========
  Net income per common share, as reported....    $   0.50       $   0.42    $   0.87      $   0.74
                                                  ========       ========    ========      ========
  Net income per common share - assuming
    dilution, as reported.....................    $   0.50       $   0.42    $   0.86      $   0.73
                                                  ========       ========    ========      ========
  Stock-based compensation expense
    as reported...............................          --             --          --            --
  Stock-based compensation expense
    under fair value method...................       2,200          1,657       4,192         3,182
                                                  --------       --------    --------      --------
  Pro forma net income........................    $ 24,724       $ 20,890    $ 42,460      $ 36,007
                                                  ========       ========    ========      ========
  Pro forma basic net income per share........    $   0.46       $   0.39    $   0.76      $   0.70
                                                  ========       ========    ========      ========
  Pro forma net income per share-
     assuming dilution........................    $   0.46       $   0.39    $   0.79      $   0.67
                                                  ========       ========    ========      ========


3.   Synthetic Lease Facility

On June 26, 2003, we completed an amended and restated master agreement to our $50 million Synthetic Operating Lease Facility ("the Facility") with a group of financial institutions. The terms of the amended and restated Facility provide for an initial lease period of five years, a residual value guarantee of approximately $44.2 million at June 30, 2003, and purchase options on the properties. The Facility also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The amended and restated Facility has been accounted for as an operating lease under the Financial Accounting Standards Board Interpretation 46, "Consolidation of Variable Interest Entities."

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

o Cost of goods sold - Cost of goods sold includes estimates of shortages that are adjusted upon physical inventory counts in subsequent periods and estimates of amounts due from vendors for certain merchandise allowances, warranties and rebates. These estimates are consistent with historical experience.

o Operating, selling, general and administrative expense ("OSG&A") - Operating, selling, general and administrative expense includes estimates for worker's compensation and other general liability obligations, some of which are partially self-insured. Such estimates are partially based on estimates of certain claim costs and historical experience.

o Credit operations - Allowance for doubtful accounts is estimated based on historical loss ratios and consistently have been within management's expectations.

o    Revenue - We recognize sales upon shipment of the products.

o Stock-based compensation - We have elected to use the intrinsic value method of accounting for stock options issued under our stock option plans and accordingly do not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information, is as follows:

                                                    For the three months      For the six months
                                                        ended June 30,           ended June 30,
                                                     2003         2002          2003         2002
                                                  -----------------------    ----------------------
                                                         (In thousands, except per share data)
  Net income as reported......................    $ 26,924       $ 22,547    $ 46,652      $ 39,189
                                                  ========       ========    ========      ========
  Net income per common share, as reported....    $   0.50       $   0.42    $   0.87      $   0.74
                                                  ========       ========    ========      ========
  Net income per common share - assuming
    dilution, as reported.....................    $   0.50       $   0.42    $   0.86      $   0.73
                                                  ========       ========    ========      ========
  Stock-based compensation expense
    as reported...............................          --             --          --            --
  Stock-based compensation expense
    under fair value method...................       2,200          1,657       4,192         3,182
                                                  --------       --------    --------      --------
  Pro forma net income........................    $ 24,724       $ 20,890    $ 42,460      $ 36,007
                                                  ========       ========    ========      ========
  Pro forma basic net income per share........    $   0.46       $   0.39    $   0.76      $   0.70
                                                  ========       ========    ========      ========
  Pro forma net income per share-
     assuming dilution........................    $   0.46       $   0.39    $   0.79      $   0.67
                                                  ========       ========    ========      ========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

Results of Operations

Product sales for the second quarter of 2003 were 393.1 million, an increase of $49.9 million or 14.6% over product sales for the second quarter of 2002. Product sales for the first six months of 2003 were $732.6 million, an increase of $93.9 million or 14.7% over product sales for the first six months of 2002. These increases are primarily due to the opening of 30 net, new stores during the second quarter of 2003 and 60 net, new stores during the first six months of 2003, in addition to a 6.9% and 6.6% increase in comparable store product sales for the second quarter and first six months of 2003, respectively. At June 30, 2003, we operated 1,041 stores compared to 929 stores at June 30, 2002.

Gross profit increased 14.9% from $144.2 million (or 42.0% of product sales) in the second quarter of 2002 to $165.7 million (or 42.2% of product sales) in the second quarter of 2003. Gross profit for the first six months increased 13.5% from $270.2 million (or 42.3% of product sales) in 2002 to $306.7 million (or 41.9% of product sales) in 2003. The increase in gross profit dollars is primarily a result of the increase in the number of stores open during the second quarter and first six months of 2003 compared to the same period of 2002, and increased sales levels at existing stores. The decrease in gross profit as a percentage of product sales in the first six months of 2003 compared to 2002, is primarily due to increased warehouse and delivery expenses resulting from the Company's remodeling of its Nashville and Knoxville, TN distribution centers.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $14.6 million from $106.4 million (or 31.0% of product sales) in the second quarter of 2002 to $121.0 million (or 30.8% of product sales) in the second quarter of 2003. OSG&A expenses increased $24.8 million from $203.8 million (or 31.9% of product sales) in the first six months of 2002 to $228.6 million (or 31.2% of product sales) in the first six months of 2003. The dollar increase in OSG&A expenses resulted from the addition of team members and resources in order to support the increased level of our operations. The decrease in OSG&A as a percentage of product sales is primarily due to economies of scale achieved and the result of management's efforts to increase labor productivity.

Other expense increased by $125,000 in the second quarter of 2003 compared to the second quarter of 2002 and increased by $17,000 for the first six months of 2003 compared to the first six months of 2002.

Our estimated provision for income taxes increased $2.5 million and $4.2 million for the second quarter and first six months of 2003 compared to 2002, respectively, as a result of our increased taxable income. Our effective tax rate was 37.5% of income before income taxes for the second quarter of 2003 and the first six months of 2003, compared with 37.8% for the same periods of 2002.

Principally, as a result of the foregoing, net income increased from $22.5 million or 6.6% of product sales in the second quarter of 2002 to $26.9 million or 6.9% of product sales in the second quarter of 2003. Net income increased from $39.2 million or 6.1% of product sales in the first six months of 2002 to $46.7 million or 6.4% of product sales in the first six months of 2003.

Liquidity and Capital Resources

Net cash provided by operating activities increased from $60.8 million for the first six months in 2002 to $113.0 million for the first six months of 2003. This increase is principally the result of increased net income and an increase in accounts payable. The increase in accounts payable is primarily attributable to the timing of payments and more favorable payment terms from vendors. The increase in inventory and accounts receivable is primarily due to our increased product sales resulting from our continuing store growth.

Net cash used in investing activities increased from $43.8 million during the first six months in 2002 to $69.2 million for the comparable period in 2003, primarily due to the increased purchases of property and equipment resulting from new store growth.

Net cash used in financing activities was $46.8 million in the first six months of 2003, compared to $4.7 million in the first six months of 2002. The increase in net cash used is primarily due to a reduction in long-term debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

We have available an unsecured, three-year syndicated revolving credit facility in the amount of $150 million. The credit facility is guaranteed by all of our subsidiaries and may be increased to a total of $200 million at any time prior to January 29, 2004, subject to availability of such additional credit from either existing banks within the syndicate or other banks. At June 30, 2003, $35.0 million of the revolving credit facility was outstanding including amounts under letters of credit totaling $8.5 million. Accordingly, we have aggregate availability for additional borrowings of $106.5 million under the credit facility. The credit facility, which bears interest at LIBOR plus a spread ranging from 0.875% to 1.375% (2.00% at June 30, 2003), expires in July 2005.

On June 26, 2003, we completed an amended and restated master agreement to our $50 million Synthetic Operating Lease Facility ("the Facility") with a group of financial institutions. The terms of the amended and restated Facility provide for an initial lease period of five years, a residual value guarantee of approximately $44.2 million at June 30, 2003, and purchase options on the properties. The Facility also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The amended and restated Facility has been accounted for as an operating lease under the Financial Accounting Standards Board Interpretation 46, "Consolidation of Variable Interest Entities."

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

Our continuing store expansion program requires significant capital expenditures and working capital principally for inventory requirements. The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, inventory and computer equipment) are estimated to average approximately $900,000 to $1.1 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site. Although the cost to acquire the business of an independently owned parts store varies, depending primarily upon the amount of inventory and the amount, if any, of real estate being acquired, we estimate that the average cost to acquire such a business and convert it to one of our stores is approximately $400,000, exclusive of the cost of inventory. We plan to finance our expansion program through cash expected to be provided from operating activities and available borrowings under our existing credit facilities.

For the first six months of 2003, 60 net, new stores were opened. The Company plans to open 70 additional stores during the remainder of 2003. The funds required for such planned expansions are expected to be provided by operating activities and the existing and available bank credit facilities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our credit facility with variable interest rates. Assuming the current level of borrowings at variable rates and assuming a two-percentage point change in the average interest rates under these borrowings, it is estimated that our interest expense for the quarter ended June 30, 2003, would have increased by approximately $175,000. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk particularly if our borrowing levels increase to any significant extent; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4.  CONTROLS AND PROCEDURES

(a) As of June 30, 2003, an evaluation was carried out by management, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of Company's disclosure controls and procedures. Based on such evaluation, our chief executive officer and our chief financial officer concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1.) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that the information required to be discussed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934, as amended, and (2.) is documented and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM  5. OTHER INFORMATION

None.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  See Exhibit Index on page 15 hereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            O'REILLY AUTOMOTIVE, INC.

August 8, 2003             /s/  David E. O'Reilly
---------------            -----------------------------------------------------
Date                       David E. O'Reilly, Co-Chairman of the Board and
                           Chief Executive Officer (Principal Executive Officer)


August 8, 2003             /s/  James R. Batten
---------------            -----------------------------------------------------
Date                       James R. Batten, Vice-President of Finance and Chief
                           Financial Officer (Principal Financial and
                           Accounting Officer)

                                  EXHIBIT INDEX


Number   Description                                                        Page
------   -----------                                                        ----
31.1     Certificate of the Chief Executive Officer pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002, filed herewith.              14
31.2     Certificate of the Chief Financial Officer pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002, filed herewith.              15
32.1     Certificate of the Chief Executive Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.      16
32.2     Certificate of the Chief Financial Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.      17
99.1     Certain Risk Factors, filed herewith.                                18

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

Competition

We compete with a large number of retail (DIY) and wholesale (professional installers) automotive aftermarket product suppliers. The distribution of automotive aftermarket products is a highly competitive industry, particularly in the more densely populated market areas that we serve. Competitors include national and regional automotive parts chains, independently owned parts stores (some of which are associated with national auto parts distributors or associations), automobile dealerships, mass or general merchandise, discount and convenience chains that carry automotive products, independent warehouse distributors and parts stores and national warehouse distributors and associations. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than we are overall but have a greater presence than we do in a particular market. For a list of our principal competitors, see the "Competition" section of Item 1 to the Company's Form 10-K for the year ended December 31, 2002.

No Assurance of Future Growth

We believe that our ability to open additional stores at an accelerated rate will be a significant factor in achieving our growth objectives for the future. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2003 and beyond will be achieved.
For a discussion of our growth strategies, see the "Growth and Expansion Strategies" section of Item 1 to the Company's Form 10-K for the year ended December 31, 2002.

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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 31.1 - CEO Certification

                                 CERTIFICATIONS

I, David E. O'Reilly, certify that:

1. I have reviewed this quarterly report on Form 10-Q of O'Reilly Automotive, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 8, 2003      /s/ David E. O'Reilly
                           -----------------------------------------------------
                           David E. O'Reilly, Co-Chairman of the Board and
                           Chief Executive Officer (Principal Executive Officer)

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 31.2 - CFO Certification

                                 CERTIFICATIONS

I, James R. Batten, certify that:

1. I have reviewed this quarterly report on Form 10-Q of O'Reilly Automotive, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 8, 2003       /s/ James R. Batten
                            ----------------------------------------------------
                            James R. Batten, Vice President of Finance
                            and Chief Financial Officer (Principal Financial and
                            Accounting Officer)

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 32.1 - CEO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
E. O'Reilly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ David E. O'Reilly
--------------------------------------------
David E. O'Reilly
Chief Executive Officer

August 8, 2003


This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 32.2 - CFO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
R. Batten, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ James R. Batten
-----------------------------------------
James R. Batten
Chief Financial Officer

August 8, 2003



This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.