Form 10-Q
period 2003-09-30
O REILLY AUTOMOTIVE INC
filed 2003-11-07
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________


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

         Yes [X]    No [ ]

Common stock, $0.01 par value - 54,279,497 shares outstanding as of September 30, 2003. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $1,997,485,489 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

This report contains a total of 20 pages of which this page is number 1.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        Quarter Ended September 30, 2003

                                TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
    Condensed Consolidated Balance Sheets                               3
    Condensed Consolidated Statements of Income                         4
    Condensed Consolidated Statements of Cash Flows                     5
    Notes to Condensed Consolidated Financial Statements                6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
    OPERATIONS AND FINANCIAL CONDITION                                  8

  ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                 12

  ITEM 4 - CONTROLS AND PROCEDURES                                     12

PART II - OTHER INFORMATION

  ITEM 5 - OTHER INFORMATION                                           12

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            12

SIGNATURE PAGE                                                         13

EXHIBIT INDEX                                                          14


PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                      September 30, December 31,
                                                          2003          2002
                                                      ------------  ------------
                                                       (Unaudited)     (Note)
 Assets
 Current assets:
     Cash                                             $     33,045  $     29,333
     Accounts receivable, net                               55,870        45,421
     Amounts receivable from vendors, net                   51,715        42,918
     Inventory                                             538,463       504,098
     Deferred income taxes                                   5,514         5,040
     Other current assets                                    4,719         4,235
                                                      ------------  ------------
         Total current assets                              689,326       631,045

 Property and equipment, at cost                           589,309       491,523
 Accumulated depreciation and amortization                 167,071       137,922
                                                      ------------  ------------
     Net property and equipment                            422,238       353,601

 Notes receivable                                            1,793         1,880
 Other assets, net                                          27,260        22,893
                                                      ------------  ------------
 Total assets                                         $  1,140,617  $  1,009,419
                                                      ============  ============

 Liabilities and shareholders' equity
 Current liabilities:
     Income taxes payable                             $     23,950  $      9,798
     Accounts payable                                      154,767        85,370
     Accrued payroll                                        15,327        15,257
     Accrued benefits and withholdings                      28,881        19,165
     Other current liabilities                              25,701        17,150
     Current portion of long-tem debt                          407           682
                                                      ------------  ------------
         Total current liabilities                         249,033       147,422

 Long-term debt, less current portion                      110,216       190,470
 Deferred income taxes                                      25,237        15,939
 Other liabilities                                           7,133         5,064

 Shareholders' equity:
     Common stock, $0.01 par value:
      Authorized shares-90,000,000
      Issued and outstanding shares-
       54,279,497 shares at September 30, 2003,
       and 53,371,242 at December 31, 2002                     543           534
     Additional paid-in capital                            291,310       269,030
     Retained earnings                                     457,145       380,960
                                                      ------------  ------------
 Total shareholders' equity                                748,998       650,524
                                                      ------------  ------------
 Total liabilities and shareholders' equity           $  1,140,617  $  1,009,419
                                                      ============  ============


NOTE: The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            Three Months Ended         Nine Months Ended
                                                                               September 30,              September 30,
                                                                        -------------------------   -------------------------
                                                                            2003         2002           2003          2002
                                                                        -----------   -----------   -----------   -----------
                                                                                (In thousands, except per share data)
Product sales                                                           $   412,182   $   359,579   $ 1,144,769   $   998,249
Cost of goods sold, including warehouse and distribution expenses           236,529       207,383       662,457       575,839
                                                                        -----------   -----------   -----------   -----------
Gross profit                                                                175,653       152,196       482,312       422,410
Operating, selling, general and administrative expenses                     127,291       111,473       355,883       315,280
                                                                        -----------   -----------   -----------   -----------
Operating income                                                             48,362        40,723       126,429       107,130
Other expense, net                                                           (1,179)       (1,972)       (4,594)       (5,370)
                                                                        -----------   -----------   -----------   -----------
Income before income taxes                                                   47,183        38,751       121,835       101,760

Provision for income taxes                                                   17,650        14,655        45,650        38,475
                                                                        -----------   -----------   -----------   -----------
Net income                                                              $    29,533   $    24,096   $    76,185   $    63,285
                                                                        ===========   ===========   ===========   ===========
Net income per common share                                             $      0.55   $      0.45   $      1.42   $      1.19
                                                                        ===========   ===========   ===========   ===========
Weighted-average common shares outstanding                                   54,090        53,187        53,711        53,044
                                                                        ===========   ===========   ===========   ===========
Net income per common share - assuming dilution                         $      0.54   $      0.45   $      1.40   $      1.18
                                                                        ===========   ===========   ===========   ===========
Adjusted weighted-average common shares outstanding
  - assuming dilution                                                        54,864        53,715        54,282        53,675
                                                                        ===========   ===========   ===========   ===========


            See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Nine Months Ended
                                                               September 30,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
                                                               (In thousands)
Net cash provided by operating activities                $  172,119   $  105,124

Investing activities:
     Purchases of property and equipment                   (100,047)     (72,610)
     Proceeds from sale of property and equipment             1,099        1,446
     Payments received on notes receivable                      313          585
     Investments in other assets                             (5,238)      (1,844)
                                                         ----------   ----------
Net cash used in investing activities                      (103,873)     (72,423)

Financing activities:
     Payments on notes payable to banks                          --       (5,000)
     Proceeds from issuance of long-term debt                    --      149,640
     Payments on long-term debt                             (80,530)    (166,546)
     Proceeds from issuance of common stock                  15,996        6,045
                                                         ----------   ----------
Net cash used in financing activities                       (64,534)     (15,861)
                                                         ----------   ----------
Net increase in cash                                          3,712       16,840
Cash at beginning of period                                  29,333       15,041
                                                         ----------   ----------
Cash at end of period                                    $   33,045   $   31,881
                                                         ==========   ==========


            See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2003


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.   Stock-based Compensation

The Company has elected to use the intrinsic value method of accounting for stock options issued under our stock option plans and accordingly does not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, is as follows:

                                                      Three months          Nine months
                                                   ended September 30,   ended September 30,
                                                    2003       2002        2003      2002
                                                ---------------------   --------------------
                                                      (In thousands, except per share data)
Net income, as reported......................   $  29,533   $  24,096   $  76,185   $  63,285
                                                =====================   =====================
Net income per common share, as reported.....   $    0.55   $    0.45   $    1.42   $    1.19
                                                =====================   =====================
Net income per common share - assuming
  dilution, as reported......................   $    0.54   $    0.45   $    1.40   $    1.18
                                                =====================   =====================
Stock-based compensation expense,
  as reported................................   $       -   $       -   $       -   $       -
                                                =====================   =====================
Stock-based compensation expense
  under fair value method....................   $   2,322   $   1,740   $   6,563   $   4,922
                                                =====================   =====================
Pro forma net income.........................   $  27,211   $  22,356   $  69,622   $  58,363
                                                =====================   =====================
Pro forma basic net income per share.........   $    0.50   $    0.42   $    1.30   $    1.10
                                                =====================   =====================
Pro forma net income per share-
  assuming dilution..........................   $    0.50   $    0.42   $    1.28   $    1.09
                                                =====================   =====================


3.   Synthetic Lease Facility

On June 26, 2003, we completed an amended and restated master agreement to our $50 million Synthetic Operating Lease Facility ("the Facility") with a group of financial institutions. The terms of the amended and restated Facility provide for an initial lease period of five years, a residual value guarantee of approximately $44.2 million at September 30, 2003 and purchase options on the properties. The Facility also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The amended and restated Facility has been accounted for as an operating lease under the Financial Accounting Standards Board Statement 13 and related Interpretations.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2003

4.   Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share:



                                                      Three months          Nine months
                                                   ended September 30,   ended September 30,
                                                    2003       2002        2003      2002
                                                ---------------------   --------------------
                                                      (In thousands, except per share data)
Numerator (basic & diluted):
   Net Income ...............................   $  29,533   $  24,096   $  76,185   $  63,285
                                                =====================   =====================
Denominator:
   Denominator for basic income per common
     share-weighted-average shares ..........      54,090      53,187      53,711      53,044
   Effect of stock options ..................         774         528         571         631
                                                ---------------------   ---------------------

  Denominator for diluted income per common
    share-adjusted weighted-average shares
    and assumed conversion ..................      54,864      53,715      54,282      53,675
                                                =====================   =====================
Basic net income per common share ...........   $    0.55   $    0.45   $    1.42   $    1.19
                                                =====================   =====================
Net income per common share - assuming
  dilution, .................................   $    0.54   $    0.45   $    1.40   $    1.18
                                                =====================   =====================


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

o Credit operations - Allowance for doubtful accounts is estimated based on historical loss ratios and consistently has been within management's expectations.

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


                                                        Three months          Nine months
                                                   ended September 30,   ended September 30,
                                                    2003       2002        2003      2002
                                                ---------------------   --------------------
                                                      (In thousands, except per share data)
Net income, as reported......................   $  29,533   $  24,096   $  76,185   $  63,285
                                                =====================   =====================
Net income per common share, as reported.....   $    0.55   $    0.45   $    1.42   $    1.19
                                                =====================   =====================
Net income per common share - assuming
  dilution, as reported......................   $    0.54   $    0.45   $    1.40   $    1.18
                                                =====================   =====================
Stock-based compensation expense,
  as reported................................   $       -   $       -   $       -   $       -
                                                =====================   =====================
Stock-based compensation expense
  under fair value method....................   $   2,322   $   1,740   $   6,563   $   4,922
                                                =====================   =====================
Pro forma net income.........................   $  27,211   $  22,356   $  69,622   $  58,363
                                                =====================   =====================
Pro forma basic net income per share.........   $    0.50   $    0.42   $    1.30   $    1.10
                                                =====================   =====================
Pro forma net income per share-
  assuming dilution..........................   $    0.50   $    0.42   $    1.28   $    1.09
                                                =====================   =====================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

Results of Operations

Product sales for the third quarter of 2003 were $412.2 million, an increase of $52.6 million or 14.6% over product sales for the third quarter of 2002. Product sales for the first nine months of 2003 were $1.14 billion, an increase of $146.5 million or 14.7% over product sales for the first nine months of 2002. These increases are primarily due to the opening of 33 net, new stores during the third quarter of 2003 and 93 net, new stores during the first nine months of 2003, in addition to a 8.3% and 7.2% increase in comparable store product sales for the third quarter and first nine months of 2003, respectively. At September 30, 2003, we operated 1,074 stores compared to 958 stores at September 30, 2002.

Gross profit increased 15.4% from $152.2 million (or 42.3% of product sales) in the third quarter of 2002 to $175.7 million (or 42.6% of product sales) in the third quarter of 2003. Gross profit for the first nine months increased 14.2% from $422.4 million (or 42.3% of product sales) in 2002 to $482.3 million (or 42.1% of product sales) in 2003. The increase in gross profit dollars is primarily a result of the increase in the number of stores open during the third quarter and first nine months of 2003 compared to the same period of 2002, and increased sales levels at existing stores. The increase in gross profit as a percentage of product sales in the third quarter 2003 compared to 2002, is primarily due to a reduction in the cost of merchandise from our vendors. The decrease in gross profit as a percentage of product sales for the first nine months of 2003 compared to 2002, is primarily due to increased warehouse and delivery expenses resulting from the Company's remodeling of it's Nashville and Knoxville, TN distribution centers, which occured in the first and second quarters of 2003.


Operating, selling, general and administrative expenses ("OSG&A expenses") increased $15.8 million from $111.5 million (or 31.0% of product sales) in the third quarter of 2002 to $127.3 million (or 30.9% of product sales) in the third quarter of 2003. OSG&A expenses increased $40.6 million from $315.3 million (or 31.6% of product sales) in the first nine months of 2002 to $355.9 million (or 31.1% of product sales) in the first nine months of 2003. The dollar increase in OSG&A expenses resulted from the addition of team members and resources in order to support the increased level of our operations. The decrease in OSG&A as a percentage of product sales is primarily due to economies of scale achieved and the result of management's efforts to increase labor productivity.

Other expenses decreased by $793,000 in the third quarter of 2003 compared to the third quarter of 2002 and decreased by $776,000 for the first nine months of 2003 compared to the first nine months of 2002. The decreases in both periods being compared were primarily due to decreases in interest expense.

Our estimated provision for income taxes increased $3.0 million and $7.2 million for the third quarter and first nine months of 2003 compared to 2002, respectively, as a result of our increased taxable income. Our effective tax rate was 37.4% and 37.5% of income before income taxes for the third quarter and first nine months of 2003 respectively, compared with 37.9% and 37.8% for the same periods of 2002, respectively.

Principally, as a result of the foregoing, net income increased from $24.1 million or 6.7% of product sales in the third quarter of 2002 to $29.5 million or 7.2% of product sales in the third quarter of 2003. Net income increased from $63.3 million or 6.3% of product sales in the first nine months of 2002 to $76.2 million or 6.7% of product sales in the first nine months of 2003.

Liquidity and Capital Resources

Net cash provided by operating activities increased from $105.1 million for the first nine months in 2002 to $172.1 million for the first nine months of 2003. This increase was principally the result of increased net income and increases in accounts payable and income taxes payable, partially offset by increases in inventory, accounts receivable and amounts receivable from vendors. The increase in accounts payable is primarily attributable to the timing of payments and more favorable payment terms from vendors. The increase in income taxes payable is primarily due to the timing of payments. The increases in inventory and receivables are primarily due to our increased product sales resulting from our continuing store growth.

Net cash used in investing activities increased from $72.4 million during the first nine months in 2002 to $103.9 million for the comparable period in 2003, primarily due to the increased purchases of property and equipment resulting from new store growth.

Net cash used in financing activities was $64.5 million in the first nine months of 2003, compared to $15.9 million in the first nine months of 2002. The increase in net cash used in financing activities is primarily due to a reduction in long-term debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

We have available an unsecured, three-year syndicated revolving credit facility in the amount of $150 million. The credit facility is guaranteed by all of our subsidiaries and may be increased to a total of $200 million at any time prior to January 29, 2004, subject to availability of such additional credit from either existing banks within the syndicate or other banks. At September 30,
2003, $10.0 million of the revolving credit facility was outstanding. Additionally, letters of credit totaling $9.8 million were outstanding at September 30, 2003. Accordingly, we have aggregate availability for additional borrowings of $130.2 million under the credit facility. The credit facility, which bears interest at LIBOR plus a spread ranging from 0.875% to 1.375% (2.00% at September 30, 2003), expires in July 2005.

On June 26, 2003, we completed an amended and restated master agreement to our $50 million Synthetic Operating Lease Facility ("the Facility") with a group of financial institutions. The terms of the amended and restated Facility provide for an initial lease period of five years, a residual value guarantee of approximately $44.2 million at September 30, 2003, and purchase options on the properties. The Facility also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The amended and restated Facility has been accounted for as an operating lease under the Financial Accounting Standards Board Interpretation 46, "Consolidation of Variable Interest Entities."

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

For the first nine months of 2003, 93 net, new stores were opened. The Company plans to open 34 additional stores during the remainder of 2003. The funds required for such planned expansions are expected to be provided by operating activities and the existing and available bank credit facilities.

We believe that our existing cash, short-term investments, cash expected to be provided by operating activities, available bank credit facilities and trade credit will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future.

New Accounting Standards

In March 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. Under the new guidance, cash consideration received from a vendor should be classified as a reduction of cost of sales. If the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue. If the consideration is a reimbursement of a specific, incremental, identifiable cost incurred in selling the vendor's product, the cost should be characterized as a reduction of that cost incurred. The guidance is effective for fiscal periods beginning after December 15, 2002. The adoption of this guidance did not have a significant impact on our consolidated financial position or results of operations.

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

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements discuss, among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals and regulations, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described in these forward-looking statements. Please refer to the Risk Factors section in Exhibit 99.1 and the Company's Form 10-K for the year ended December 31, 2002, for more details.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our credit facility because of its variable interest rate. Assuming the current level of borrowings at variable rates and assuming a two-percentage point change in the average interest rates under these borrowings, it is estimated that our interest expense for the quarter ended September 30, 2003, would have increased by approximately $50,000. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk particularly if our borrowing levels increase to any significant extent; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES

(a) As of September 30, 2003, an evaluation was carried out by management, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of Company's disclosure controls and procedures. Based on such evaluation, our chief executive officer and our chief financial officer concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that the information required to be discussed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934, as amended, and (2) is accumulated and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

(b) There were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

In March 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. Under the new guidance, cash consideration received from a vendor should be classified as a reduction of cost of sales. If the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue. If the consideration is a reimbursement of a specific, incremental, identifiable cost incurred in selling the vendor's product, the cost should be characterized as a reduction of that cost incurred. The guidance is effective for fiscal periods beginning after December 15, 2002. The adoption of this guidance did not have a significant impact on our consolidated financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: See Exhibit Index on page 13 hereof.

(b) Forms 8-K: The Company did not file any Forms 8-K during the quarter for which this quarterly report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           O'REILLY AUTOMOTIVE, INC.

November 7, 2003           /s/  David E. O'Reilly
----------------           -----------------------------------------------------
Date                       David E. O'Reilly, Co-Chairman of the Board and
                           Chief Executive Officer (Principal Executive Officer)


November 7, 2003           /s/  James R. Batten
----------------           -----------------------------------------------------
Date                       James R. Batten, Vice-President of Finance and Chief
                           Financial Officer (Principal Financial and Accounting
                           Officer)

                                  EXHIBIT INDEX

Number    Description                                                       Page
------   --------------------------------------------------------------     ----
31.1     Certificate of the Chief Executive Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.      15
31.2     Certificate of the Chief Financial Officer pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002, filed herewith.              16
32.1     Certificate of the Chief Executive Officer pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002, filed herewith.              17
32.2     Certificate of the Chief Financial Officer pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002, filed herewith.              18
99.1     Certain Risk Factors, filed herewith.                                19


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



Date:  November 7, 2003    /s/ David E. O'Reilly
-----------------------    -----------------------------------------------------
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



Date:  November 7, 2003         /s/ James R. Batten
-----------------------         ------------------------------------------------
                                James R. Batten, Vice President of Finance and
                                Chief Financial Officer (Principal Financial and
                                Accounting Officer)

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 32.1 - CEO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David E. O'Reilly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ David E. O'Reilly
-----------------------------------------
David E. O'Reilly
Chief Executive Officer

November 7, 2003


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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 32.2 - CFO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James R. Batten, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ James R. Batten
-------------------------------------
James R. Batten
Chief Financial Officer

November 7, 2003



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

The risk factors listed in this exhibit, as well as any cautionary language in this Form 10-Q, are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired business, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described in these forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in our annual report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K") could have a material adverse effect on our business, operating results and financial condition.

Competition

We compete with a large number of retail (DIY) and wholesale (professional installers) automotive aftermarket product suppliers. The distribution of automotive aftermarket products is a highly competitive industry, particularly in the more densely populated market areas that we serve. Competitors include national and regional automotive parts chains, independently owned parts stores (some of which are associated with national auto parts distributors or associations), automobile dealerships, mass or general merchandise, discount and convenience chains that carry automotive products, independent warehouse distributors and parts stores and national warehouse distributors and associations. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than we are overall but have a greater presence than we do in a particular market. For a list of our principal competitors, see the "Competition" section of Item 1 to the Company's our 2002 Form 10-K.

No Assurance of Future Growth

We believe that our ability to open additional stores at an accelerated rate will be a significant factor in achieving our growth objectives for the future. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2003 and beyond will be achieved.
For a discussion of our growth strategies, see the "Growth and Expansion Strategies" section of Item 1 to our 2002 Form 10-K.

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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 Exhibit 99.1 - Certain Risk Factors (continued)

Sensitivity to Regional Economic and Weather Conditions

All of our stores are located in the Central and Southern United States. In particular, approximately 34.9% of our stores are located in Texas. Therefore, our business is sensitive to the economic and weather conditions of these regions. Unusually severe or inclement weather tends to reduce sales, particularly to DIY customers.

Dependence Upon Key and Other Personnel

Our success has been largely dependent on the efforts of certain key personnel, including David E. O'Reilly, Lawrence P. O'Reilly, Ted F. Wise and Greg L. Henslee. One key person, Lawrence P. O'Reilly retired from his operational duties in February 2003, but will continue to serve on the Board of Directors. Our business and results of operations could be materially adversely affected by the loss of the services of one or more of these individuals. Additionally, our successful implementation and management of our growth and expansion strategies will depend on our ability to continue to attract and retain qualified personnel. We cannot be sure that we will be able to continue to attract such personnel. For a further discussion of our management and personnel, see the ''Business'' section of Item 1 and Item 4a of our 2002 Form 10-K and our Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Shareholders.

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