Form 10-K
period 2003-12-31
O REILLY AUTOMOTIVE INC
filed 2004-03-15
CIK 898173

19

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No _____

At February 27, 2004, an aggregate of 54,674,483 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $2,221,424,244 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

At June 30, 2003, an aggregate of 53,933,788 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $1,805,163,884 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

                       DOCUMENTS INCORPORATED BY REFERENCE

As provided below, portions of the registrant's documents specified below are incorporated here by reference:

                   Document                                    Part-Form 10-K
----------------------------------------------------------     ----------------
Portions of the Annual Shareholders' Report for the Year
Ended December 31, 2003                                         Part II

Proxy Statement for 2004 Annual Meeting of Shareholders (to
be filed pursuant to Regulation 14A within 120 days of the
end of registrant's most recently completed fiscal year)        Parts I and III

Forward Looking Information

     We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained within this Form 10-K discuss, among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described in these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the Sections captioned "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (incorporated here by reference) and the "Risk Factors" discussed below.

     Unless otherwise indicated, "we", "us", "our", and similar terms, as well as references to the "Company" and "O'Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.

                                     PART I
Item 1.  Business

     O'Reilly Automotive, Inc. is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (DIY) customers and professional installers. At December 31, 2003, we operated 1,109 stores in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, Tennessee, Texas and Virginia. Our stores carry an extensive product line consisting of:

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

     See "Risk Factors" beginning on page 12 for a description of certain risks relevant to our business. These risk factors include, among others, risks related to competition in the automotive aftermarket business, our growth strategy, our acquisition strategy, our sensitivity to regional economic and weather conditions, our dependence upon key and other personnel and the significant voting control held by our principal shareholders.

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

o profitably operate both in large markets and less densely populated geographic areas that typically attract fewer competitors; and

o enhance service levels offered to our DIY customers by offering a broad selection of stock keeping units (SKUs) and extensive product knowledge required by professional installers.

     We have been committed to a dual market strategy for over 20 years. For 2003, we derived approximately 53% of our product sales from our DIY customers and approximately 47% from our professional installer customers. As a result of our historical success in executing our dual market strategy and our 173 full-time sales representatives dedicated solely to calling upon and selling to the professional installer, we believe we will increase the sales to professional installers and have a competitive advantage over our retail competitors who have only recently entered and begun focusing on the professional installer market.

     Superior Customer Service. We seek to attract new DIY and professional installer customers and to retain existing customers by offering superior customer service, the key elements of which include:

o superior in-store service through highly-motivated, technically proficient store personnel (Professional Parts People) using advanced point-of-sale systems;

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

     Strategic Distribution Systems. We believe that the geographic concentration of our store network in eighteen, contiguous states (Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, Tennessee, Texas and Virginia) and the strategic locations of our ten distribution centers enable us to maintain optimum inventory levels throughout our store network. In addition, our inventory management and distribution systems electronically link each of our stores to a distribution center, providing for efficient inventory control and management. Our distribution system provides each of our stores with same day or overnight access to approximately 100,000 SKUs, many of which are hard to find items not typically stocked by other parts retailers. We believe the availability of a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

     Experienced Management Team. Our management team has a demonstrated ability to successfully execute our business plan, including the identification and integration of strategic acquisitions. We have experienced eleven consecutive years of record revenues and earnings growth since becoming a public company in April 1993. We have a strong senior management team comprised of 57 professionals who average 16 years of experience with O'Reilly. In addition, our 106 district managers average over 9 years of experience with us.

Growth and Expansion Strategies

     Aggressively Open New Stores. We intend to continue to aggressively open new stores in order to achieve greater penetration in existing markets and to expand into new, contiguous markets. We plan to open approximately 140 stores in 2004 and approximately 150 stores in 2005. A majority of the sites for our proposed 2004 store openings and several of the sites for our proposed 2005 store openings have been identified. In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in areas such as management, advertising and distribution.

     We target both small (population less than 100,000) and large markets (population greater than 100,000) for expansion of our store network. Of the 128 net, new stores added in 2003, 25 are located in Alabama, 5 in Arkansas, 3 in Florida, 9 in Illinois, 1 in Indiana, 1 in Iowa, 2 in Kansas, 10 in Kentucky, 3 in Louisiana, 16 in Mississippi, 2 in Missouri, 15 in North Carolina, 17 in Tennessee, 18 in Texas and 1 in Virginia. While we have faced, and expect to continue to face, more aggressive competition in the more densely populated markets, we believe that we have competed effectively, and that we are well positioned to continue to compete effectively, in such markets and achieve our goal of continued sales and profit growth within these markets. We also believe that because of our dual market strategy, we are better able to operate stores in less densely populated areas within our regional market, which would not otherwise support a national or regional chain store selling to one portion of the market or the other. Consequently, we expect to continue to open new stores in less densely populated market areas.

     To date, we have experienced no significant difficulties in locating suitable store sites for construction of new stores or identifying suitable acquisition candidates for conversion to O'Reilly stores. We typically open new stores either by (i) constructing a new store at a site we purchase or lease and stocking the new store with fixtures and inventory, or (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store. Store sites are strategically located in clusters within geographic areas that complement our distribution system in order to achieve economies of scale in management, advertising and distribution costs. Other key factors we consider in the site selection process include population density and growth patterns, age and per capita income, vehicle traffic counts, the number and type of existing automotive repair facilities, other competing auto parts stores, and other competitors within a pre-determined radius, and the operational strength of such competitors. When entering new, more densely populated markets, we generally seek to initially open several stores within a short span of time in order to maximize the effect of initial promotional programs and achieve further economies of scale.

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

Products and Purchasing

     Our stores offer DIY and professional installer customers a wide selection of brand name and private label products for domestic and imported automobiles, vans and trucks. We do not sell tires or perform automotive repairs or installations. Our merchandise generally consists of nationally recognized, well-advertised, name brand products such as AC Delco, Moog, Murray, Wagner, Gates Rubber, Federal Mogul, Monroe, Prestone, Quaker State, Pennzoil, Castrol, Valvoline, STP, BWD, Cardone, Wix, Armor All and Turtle Wax. In addition to name brand products, our stores carry a wide variety of high-quality private label products under our O'Reilly Auto Parts, SuperStart, BrakeBest, Ultima, Master Pro and Omnispark proprietary name brands. Because most of our private label products are produced by nationally recognized manufacturers in accordance with our specifications, we believe that the private label products are generally of equal or, in some cases, better quality than comparable name brand products, a characteristic which is important to our professional installer clientele. We further believe that the private label products are packaged attractively to promote customer interest and are generally priced below comparable name brand products carried in our stores.

     We purchase automotive products from approximately 400 vendors, the five largest of which accounted for approximately 38% of our total purchases in 2003. Our largest vendor in 2003 accounted for approximately 15% of our total purchases and the next four largest vendors accounted for 4-11% of such purchases each. We have no long-term contractual purchase commitments with any of our vendors, nor have we experienced difficulty in obtaining satisfactory alternative sources of supply for automotive parts. We believe that alternative supply sources exist at substantially similar costs, for substantially all automotive products that we sell. It is our policy to take advantage of payment and seasonal purchasing discounts offered by our vendors, and to utilize extended dating terms available from vendors due to volume purchasing. During 2003, we entered into various programs and arrangements with certain of our vendors that provide for extended dating and payment terms for inventory purchases, including pay-on-scan arrangements. We consider our relationships with our suppliers to be good.

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

Store Network

     Store Locations. As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and less densely populated areas that would not otherwise support a national or regional chain selling to just one portion of the automotive aftermarket. The following table sets forth the geographic distribution of our stores:

                                        Number of
              State                      Stores
             --------------            ----------
             Alabama                       43
             Arkansas                      72
             Florida                        7
             Georgia                        8
             Illinois                      19
             Indiana                        6
             Iowa                          64
             Kansas                        57
             Kentucky                      21
             Louisiana                     50
             Mississippi                   32
             Missouri                     132
             Nebraska                      24
             North Carolina                15
             Oklahoma                      99
             Tennessee                     78
             Texas                        381
             Virginia                       1
                                       ----------
             Total                      1,109


     Our stores on average carry approximately 22,000 SKUs and average approximately 6,600 total square feet in size. At December 31, 2003, we had a total of approximately 7.3 million square feet in our 1,109 stores. Our stores are served primarily by the nearest distribution center, but also have access to the broader selection of inventory available at one of our 61 Master Inventory Stores, which on average carry approximately 36,000 SKUs and average approximately 8,800 square feet in size. Master Inventory Stores, in addition to serving DIY and professional installer customers in their markets, also provides our other stores within their area access to a greater selection of SKUs on a same-day basis.

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

Distribution System

     The following table sets forth the distribution centers we currently operate:


                        Distribution                    Square Footage
Location                 Center (1)       Office            Total
-----------------      -------------    ---------      ---------------
Dallas, TX                442,376          21,889          464,265
Des Moines, IA            178,391           8,325          186,716
Houston, TX               483,858          21,280          505,138
Kansas City, MO           128,064           2,590          130,654
Knoxville, TN             153,664           9,725          163,389
Little Rock, AR            89,852           7,200           97,052
Mobile, AL                301,068          23,721          324,789
Nashville, TN             346,604          35,000          381,604
Oklahoma City, OK         296,600           5,940          302,540
Springfield, MO           308,234         111,122 (2)      419,356
                       -------------    ---------      ---------------
                        2,728,711         246,792        2,975,503

(1)  Includes both floor and mezzanine square footage.

(2) Includes square footage for corporate offices, technical center and training center.

     In addition, adjacent to the Springfield, Missouri distribution center, we operate a 36,000 square foot bulk merchandise warehouse used for the distribution of bulk products such as motor oil, antifreeze, batteries, lubricants and other fast moving bulk products, and a 20,000 square foot returned goods processing facility. We also operate a 31,000 square foot bulk warehouse in McAllen, Texas that serves the surrounding distribution centers with bulk products.

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

     We believe that our distribution system assists us in lowering our inventory-carrying costs, improving our store in-stock positions, and controlling and managing our inventory. Moreover, we believe that our expanding network of distribution centers allows us to more efficiently service existing stores, as well as new stores planned for opening in contiguous market areas. Our distribution center expansion strategy also complements our new store opening strategy by supporting newly established clusters of stores located in the regions surrounding each distribution center. As part of our continuing efforts to enhance our distribution network, in 2004 we plan to:

o continue to implement improvement plans to increase inventory turnover in all distribution centers; and

o    upgrade  material  handling  equipment  in  several   distribution  centers
     including conveyor systems, forklifts and racking.

Marketing

     Marketing to the DIY Customer. We aggressively promote sales to DIY customers through an extensive advertising program, which includes direct mail and newspaper, radio and television advertising in selected markets. We believe that our advertising and promotional activities have resulted in significant name recognition in each of our market areas. Newspaper and radio advertisements are generally directed towards specific product and price promotions, frequently in connection with specific sale events and promotions. To promote sales to car enthusiasts, who we believe on an individual basis spend more on automotive products than the public generally, we sponsor 16 nationally televised races and over 288 motorsports races and car shows at over 200 facilities in 18 states, including, the NASCAR Craftsmen Truck Series, the NASCAR Busch Series race in Dallas, five National Hotrod Racing Association races in Topeka, Memphis, Houston and Dallas, as well as the O'Reilly Chili Bowl. O'Reilly Auto Parts is the "official auto parts store" of Texas Motor Speedway, Kansas Speedway,
Bristol Motor Speedway, Houston Raceway Park, Texas Motorplex, Memphis Motorsports Park and Heartland Park. During 2003, we started work on branding the O'Reilly name in the NCAA. Our first initiative was to partner with Texas Tech University through a variety of programs including sponsoring of coach Knight's TV show, ads during games, placing the O'Reilly logo on the home basketball court and coach Knight's sweater, advertising on the backs of seats and banners for the scoring table. This has lead to additional opportunities with approximately 14 colleges in our current markets. We have found that the more progressive marketing concepts utilized in the DIY portion of our business can also be applied to increase sales to our professional installer customers.

     Marketing to the Professional Installer. We have over 173 full-time O'Reilly sales representatives strategically located in the more densely populated market areas that we serve, and each is dedicated solely to calling upon and selling to the professional installer. Our First Call program, which is our commitment to the professional customer, includes a dedicated sales force, sales and promotions directed to the professional installer and overnight delivery service from the distribution center to the professional customer. Moreover, each district manager and store manager throughout our store network calls upon existing and potential new professional installer customers on a regular basis. Our First Call marketing strategy, with respect to professional installers, emphasizes our ability to offer:

o prompt delivery using small trucks or vans operated by virtually all of our stores;

o a separate counter in all of our stores dedicated exclusively to serving professional installers;

o    trade credit for qualified professional installers;

o    broad inventory of merchandise and competitive pricing;

o a professional installer computer system that connects directly to our inventory system; and

o seminars concerning topics of interest to professional installers, such as technical updates, safety and general business management.

     Marketing to the Independently Owned Parts Store. Along with the operation of the distribution centers and the distribution of automotive products to the O'Reilly stores, Ozark Automotive Distributors, Inc. (Ozark) also sells automotive products to independently owned parts stores whose retail stores are generally located in areas not serviced by an O'Reilly store. We generally do not compete with any independently owned parts store to which we sell automotive products, but have, on occasion, acquired the business assets of an independently owned parts store supplied by Ozark. Ozark operates its own separate marketing program to independently owned parts stores through a staff of three.

     Of the approximately 215 independently owned parts stores currently purchasing automotive products from Ozark, 211 participate in the Auto Value program through Ozark. As a participant in this program, an independently owned parts store which meets certain minimum financial and operational standards is permitted to indicate its Auto Value membership through the display of the Auto Value logo, which is owned by The Alliance, Inc. (formerly known as Auto Value Associates, Inc.), a non-profit buying group consisting of approximately 4,500 members as of December 31, 2003, including O'Reilly, engaged in the distribution or sale of automotive products. Additionally, we provide advertising and promotional assistance to Auto Value stores purchasing automotive products from Ozark, as well as marketing and sales support. In return for a commitment to purchase automotive products from Ozark, we offer assistance to an Auto Value independently owned parts store by making available computer software for inventory control.

Management Structure

     Each of our stores is staffed with a store manager and an assistant manager, in addition to the parts specialists and support staff required to meet the specific needs of each store. Each of our 106 district managers has general supervisory responsibility for an average of 10 stores within such manager's district.

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

     Most of our current senior management, district managers and store managers were promoted to their positions from within the Company. Our senior management team averages 16 years of experience with the Company and district managers have an average length of service with the Company of over 9 years.

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

     We screen prospective employees, whom we refer to as team members, to identify highly motivated individuals either with experience in automotive parts or repairs, or an aptitude for automotive knowledge. Each person who becomes a team member first participates in an intensive two-day orientation program designed to introduce the team member to our culture and his or her job duties before being assigned specific job responsibilities. The successful completion of additional training is required before a team member is deemed qualified as a parts specialist and thus able to work at the parts counter of one of our stores. All new counter people are required to successfully complete a six-month basic automotive systems training course and are then enrolled in a six-month advanced automotive systems course for certification by the National Institute for Automotive Service Excellence (ASE), which administers national exams for various automotive specialties and requires ASE certified specialists to take recertification exams every five years.

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

Team Members

     As of December 31, 2003, we had 12,635 full-time team members and 2,919 part-time team members, of whom 12,023 were employed at our stores, 2,587 were employed at our distribution centers and 944 were employed at our corporate and administrative headquarters. Our team members are not subject to a collective bargaining agreement. We consider our relations with our team members to be excellent, and strive to promote good relations with our team members through various programs designed for such purposes.

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

Internet Address and Access to SEC Filings

     Our Internet address is www.oreillyauto.com. Interested readers can access the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commissions website at www.sec.gov. Such reports are generally available on the day they are filed. Additionally, the Company will furnish interested readers a paper copy of such reports, upon request, free of charge.

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

We Cannot Assure Future Growth

     We believe that our ability to open additional stores at an accelerated rate will be a significant factor in achieving our growth objectives for the future. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2004 and beyond will be achieved. For a discussion of our growth strategies, see the "Growth and Expansion Strategies" section of Item 1 of this Form 10-K.

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


Sensitivity to Regional Economic and Weather Conditions

     All of our stores are located in the Central and Southern United States. In particular, approximately 34% of our stores are located in Texas. Therefore, our business is sensitive to the economic and weather conditions of these regions. Unusually severe or inclement weather tends to reduce sales, particularly to DIY customers.

Dependence Upon Key and Other Personnel

     Our success has been largely dependent on the efforts of certain key personnel, including David O'Reilly, Ted Wise, Greg Henslee and Jim Batten. Our business and results of operations could be materially adversely affected by the loss of the services of one or more of these individuals. Additionally, our successful implementation and management of our growth and expansion strategies will depend on our ability to continue to attract and retain qualified personnel. We cannot be sure that we will be able to continue to attract such personnel. For a further discussion of our management and personnel, see the ''Business'' section of Item 1 and Item 4a of this Form 10-K and our Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Shareholders, a portion of which is incorporated herein.

Significant Voting Control is held by the O'Reilly Family

     As of the date of this Form 10-K, the O'Reilly family beneficially owns approximately 10%, or 5,255,582 number of shares, of the outstanding shares of our common stock. As a result, the O'Reilly family, if they act, acting together represents one of the largest known blocks of our shares and may continue to be a significant factor in any matter voted on by our shareholders, including the election of our directors and any merger, sale of assets or other change in control.

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

Item 2.  Properties

     The   following   table   provides   certain   information   regarding  our
administrative offices and distribution centers and offices as of December 31, 2003:

                                                                    Square
   Location                   Principal Uses(s)                     Footage        Interest
------------------      -------------------------------------      ---------      ----------
Springfield, MO         Distribution Center, Bulk and Return
                          Facilities and Corporate Offices          330,866        Owned
Springfield, MO         Corporate Offices, Training and              33,580        Leased (a)
                          Technical Center
Springfield, MO         Corporate Offices                            54,910        Leased (b)
Kansas City, MO         Distribution Center and Offices             130,654        Owned
Oklahoma City, OK       Distribution Center and Offices             302,540        Owned
Des Moines, IA          Distribution Center and Offices             186,716        Owned
Houston, TX             Distribution Center and Offices             505,138        Owned
Dallas, TX              Distribution Center and Offices             464,265        Owned
Little Rock, AR         Distribution Center and Offices              97,052        Leased (c)
Nashville, TN           Distribution Center and Offices             381,604        Leased (d)
Knoxville, TN           Distribution Center and Offices             163,389        Owned
Mobile, AL              Distribution Center and Offices             324,789        Leased (e)

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

(e) Occupied under the terms of a lease with an unaffiliated party expiring December 31, 2012, subject to renewal for ten five-year terms at our option.

     Of the 1,109 stores that we operated at December 31, 2003, 375 stores were owned, 664 stores were leased from unaffiliated parties and 70 stores were leased from one of three entities owned by the O'Reilly family. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses, and an original term of 10 years, subject to one or more renewals at our option. We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby. Such master lease agreements expire on December 31, 2004. We believe that the lease agreements with the entities are on terms comparable to those obtainable from third parties.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2003.

Item 4A. Executive Officers of the Company

     The following paragraphs discuss information about executive officers of the Company who are not also directors:

     Ted F. Wise, age 53, Co-President, has been an O'Reilly team member for 33 years. Mr. Wise's primary areas of responsibilities are Sales, Operations and Real Estate. He began his O'Reilly career in sales in 1970, was promoted to store manager in 1973, and became our first district manager in 1977. He continued his progression through the ranks as Operations Manager, Vice President, Senior Vice President focusing on Operations and Sales, and Executive Vice President. In July 1999, he was promoted to President of Sales, Operations and Real Estate.

     Greg L. Henslee, age 43, Co-President, has been an O'Reilly team member for 19 years. Mr. Henslee's primary areas of responsibilities are Merchandise, Systems and Distributions. His O'Reilly career started as a Parts Specialist, and during his first five years he served in several positions in retail store operations, including District Manager. From there he advanced to Computer Operations Manager, and over the past ten years, he has served as Director of Computer Operations/Loss Prevention, Vice President of Store Operations and as Senior Vice President. He has been in his current position as President of Merchandise, Distribution, Information Systems and Loss Prevention since July 1999.

     James R. Batten, CPA, age 41, Executive Vice President of Finance, Chief Financial Officer and Treasurer has been an O'Reilly team member for 11 years. Mr. Batten's primary areas of responsibility are Accounting and Finance. His O'Reilly career started as Finance Manager in January 1993 where he served until being promoted to Chief Financial Officer in March 1994. Prior to joining us in January 1993, Mr. Batten was employed by the accounting firms of Whitlock, Selim & Keehn, from 1986 to 1993 and Deloitte, Haskins & Sells from 1984 until 1986.

                                     PART II

Item 5. Market For Registrant's Common Equity And Related Shareholder Matters

     Common Stock Market Prices and Dividend Information on page 56 of the Annual Shareholders' Report for the year ended December 31, 2003, under the captions, "Market Prices and Dividend Information" and "Number of Shareholders," are incorporated herein by reference.

Item 6. Selected Financial Data

     Selected Financial Data on pages 26 and 27 of the Annual Shareholders' Report for the year ended December 31, 2003, under the caption "Selected Consolidated Financial Data," is incorporated herein by reference.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 28 through 35 of the Annual Shareholders' Report for the year ended December 31, 2003, under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is incorporated herein by reference.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

     At December 31, 2003, we had floating rate obligations totaling approximately $20.0 million for amounts outstanding under our revolving line of credit and long-term debt. These floating rate obligations expose us to the risk of increased interest expense in the event of increases in short-term rates. If the floating interest rate were to increase by 100 basis points (or 1%) from December 31, 2003 levels, our interest expense would increase by a total of approximately $16,667 per month.

Item 8. Financial Statements And Supplementary Data

     The Company's consolidated financial statements, the notes thereto and the report of Ernst & Young LLP, independent auditors, on pages 36 through 52 of the Annual Shareholders' Report for the year ended December 31, 2003, under the captions, "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Report of Independent Auditors," are incorporated herein by reference.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

     None.

Item 9A. Disclosure and Internal Control

     The Company's management, under the supervision and with the participation of our chief executive officer and chief financial officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2003, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                                    PART III

Item 10. Directors And Executive Officers Of The Registrant

     The information regarding the directors of the Company contained in the Company's Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Shareholders (the Proxy Statement) under the caption "Proposal 1-Election of Class II Directors" is incorporated herein by reference. The Proxy Statement is being filed with the Securities and Exchange Commission within 120 days of the end of the Company's most recent fiscal year end. The information regarding executive officers called for by item 401 of Regulation S-K is included in Part I as Item 4A, in accordance with General Instruction G(3) to Form 10-K, for the executive officers of the Company who are not also directors.

     The Company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and employees. The Company has filed a copy of this Code of Ethics as an exhibit to this Form 10-K. The Company has also made the Code of Ethics available on its website at www.oreillyauto.com.

     The Company's Board of Directors has determined that Mr. Murphy, Chairman of the Audit Committee, is a financial expert and independent, under the standards of Rule 10A-3 and that Mr. Murphy qualifies as an audit committee financial expert under Item 401(h)(2) of Regulation S-K and is presumed to satisfy The Nasdaq Marketplace Rule 4350(d)(2) requirements.

     The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included in the Company's Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" is incorporated herein by reference.

Item 11. Executive Compensation

     The material in the Proxy Statement under the caption "Executive Compensation", other than the material under the captions "Compensation Committee Report", "Audit Committee Report" and "Performance Graph" is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

     Information regarding equity compensation plans of the Company in the Proxy Statement under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" is incorporated herein by reference. The material in the Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners" is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

     The material in the Proxy Statement under the caption "Transactions with Insiders and Others" is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The material in the Proxy Statement under the caption "Fees Paid to Independent Auditors" is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedule And Reports On Form 8-K

(a)  1. Financial Statements-O'Reilly Automotive, Inc. and Subsidiaries

     The following consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders' Report of the registrant for the year ended December 31, 2003, are incorporated herein by reference in Part II, Item 8:

          Consolidated  Balance  Sheets as of December 31, 2003,  and 2002 (page
          36)

          Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001 (page 37)

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002, and 2001 (page 38)

          Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001 (page 39)

          Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002, and 2001 (pages 40-51)

          Report of Independent Auditors (page 52)

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

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated April 24, 2003, that contained financial results for the quarter ended March 31, 2003.

     The Company filed a Current Report on Form 8-K dated October 31, 2003, that contained financial results for the quarter ended September 30, 2003.

     The Company filed a Current Report on Form 8-K dated November 12, 2003, that contained a press release stating that the Company's Board of Directors had approved and adopted an amendment to the Amended and Restated Bylaws of the Company.

     The Company filed a Current Report on Form 8-K dated November 19, 2003, that contained a press release stating that the Company planed to make a presentation at the Morgan Stanley First Annual Small Cap Executive Conference in Scottsdale, Arizona.

     The Company filed a Current Report on Form 8-K dated December 24, 2003, that contained a press release announcing that John Murphy and Ronald Rashkow had been appointed to the Company's Board of Directors effective December 19, 2003.

(c)  Exhibits

     See Exhibit Index on page E-1.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES


             Col. A                     Col. B                     Col. C                        Col. D              Col. E
---------------------------------    -------------    ---------------------------------     ----------------     -------------
                                                                          Additions -
              Description              Balance at       Additions -       Charged to           Deductions -        Balance at
                                       Beginning        Charged to           Other              Describe             End of
                                       of Period        Costs and         Accounts -                                 Period
                                                         Expenses          Describe
---------------------------------    -------------    --------------    ---------------     ----------------     -------------
(Amounts in thousands)
Year ended December 31, 2003:
Deducted from asset account:
   Allowance for doubtful
      accounts                          $   865         $ 2,319            $    --            $ 2,198(1)            $   986

Year ended December 31, 2002:
Deducted from asset account:
   Allowance for doubtful
      accounts                          $ 1,760         $ 1,633            $    --            $ 2,528(1)            $   865

Year ended December 31, 2001:
Deducted from asset account:
   Allowance for doubtful
      Accounts                          $   135         $ 2,635            $ 1,386(2)         $ 2,396(1)            $ 1,760

(1)  Uncollectible accounts written off.

(2)  Reserves assumed upon acquisition of Mid-State.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       O'REILLY AUTOMOTIVE, INC.
                                       (Registrant)


                                       Date:  March 12, 2004
                                       By /s/ David E. O'Reilly
                                       -----------------------------------------
                                       David E. O'Reilly
                                       Co-Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                             Title                                            Date
-----------------------------------   ----------------------------------------------   ----------------
                                      Director, Co-Chairman of the Board and Chief      March 12, 2004
/s/David E. O'Reilly                  Executive Officer (principal executive officer)
-----------------------------------
David E. O'Reilly


/s/Lawrence P. O'Reilly               Director and Co-Chairman of the Board             March 12, 2004
-----------------------------------
Lawrence P. O'Reilly


/s/Charles H. O'Reilly, Jr.           Director and Vice-Chairman of the Board           March 12, 2004
-----------------------------------
Charles H. O'Reilly, Jr.


/s/Rosalie O'Reilly-Wooten            Director                                          March 12, 2004
-----------------------------------
Rosalie O'Reilly Wooten


/s/Ted F. Wise                        Co-President                                      March 12, 2004
-----------------------------------
Ted F. Wise


/s/Greg Henslee                       Co-President                                      March 12, 2004
-----------------------------------
Greg Henslee

                                      Executive Vice-President of Finance               March 12, 2004
/s/James R. Batten                    Chief Financial Officer and Treasurer
-----------------------------------   (principal financial officer)
James R. Batten


/s/ Jay D. Burchfield                 Director                                          March 12, 2004
-----------------------------------
Jay D. Burchfield


/s/ Joe C. Greene                     Director                                          March 12, 2004
-----------------------------------
Joe C. Greene


/s/ Paul R. Lederer
-----------------------------------   Director                                          March 12, 2004
Paul R. Lederer


/s/ John Murphy
-----------------------------------   Director                                          March 12, 2004
John Murphy

/s/ Ronald Rashkow                    Director                                          March 12, 2004
-----------------------------------
Ronald Rashkow


                                  EXHIBIT INDEX

Exhibit
No.                 Description
---- ------------------------------------------------------------------------
2.1* Plan of  Reorganization  Among the  Registrant,  Greene  County  Realty Co.
     ("Greene County Realty") and Certain Shareholders.

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

3.1* Restated Articles of Incorporation of the Registrant.

3.2* Amended and Restated Bylaws of the Registrant.

3.3 Amendment to the Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.3 to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30,1999, are incorporated herein by this reference.

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

10.8* (a) O'Reilly Automotive, Inc. 1993 Stock Option Plan.

10.9* (a) O'Reilly Automotive, Inc. Stock Purchase Plan.

10.10* (a) O'Reilly Automotive, Inc. Director Stock Option Plan.

10.11* Commercial and Industrial Real Estate Sale Contract between  Westinghouse
     Electric Corporation and Registrant.

                                    Page E-1


                            EXHIBIT INDEX (continued)

Exhibit
No.                 Description
-----  -------------------------------------------------------------------------
10.12* Form of Assignment,  Assumption  and  Indemnification  Agreement  between
     Greene County Realty and Shamrock Properties, Inc.

10.13Loan commitment and construction loan agreement between the Registrant and Deck Enterprises, filed as Exhibit 10.13 to the Registrant's Annual
     Shareholders' Report on Form 10-K for the year ended December 31, 1993, are incorporated here by this reference.

10.14Lease between the Registrant and Deck Enterprises, filed as Exhibit 10.14 to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 1993, is incorporated here by this reference.

10.15(a) Amended  Employment  Agreement  between the  Registrant  and Charles H.
     O'Reilly,   Jr.,  filed  as  Exhibit  10.17  to  the  Registrant's   Annual
     Shareholders'  Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference.

10.16O'Reilly  Automotive,  Inc.  Performance  Incentive Plan,  filed as Exhibit
     10.18 (a) to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference.

10.17(a) Second  Amendment to the O'Reilly  Automotive,  Inc.  1993 Stock Option
     Plan, filed as Exhibit 10.20 to the  Registrant's  Quarterly Report on Form
     10-Q for the quarter ended June 30, 1997, is incorporated herein by this reference.

10.18Credit  Agreement  between the  Registrant  and  NationsBank,  N.A. , dated
     October 16,  1997,  filed as Exhibit  10.17 to the  Registrant's  Quarterly
     Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by this reference.

10.19Credit  Agreement  between the  Registrant  and  NationsBank,  N.A. , dated
     January 27,  1998,  filed as Exhibit  10.20 to the  Registrant's  Quarterly
     Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by this reference.

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

10.22(a) O'Reilly Automotive,  Inc. Deferred Compensation Plan, filed as Exhibit
     10.23 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.23Trust Agreement  between the Registrant's  Deferred  Compensation  Plan and
     Bankers  Trust,  dated  February  2, 1998,  filed as  Exhibit  10.24 to the
     Registrant's  Quarterly Report on Form 10-Q for the quarter ended March 31,
     1998, is incorporated herein by this reference.

                                    Page E-2

Exhibit
No.                 Description
------   -----------------------------------------------------------------------
10.24(a) 2001 Amendment to the O'Reilly Automotive, Inc. 1993 Stock Option Plan,
     dated May 8, 2001, filed herewith.

10.25Note  Purchase  Agreement,  filed  as  Exhibit  10.25  to the  Registrant's
     Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by this reference.

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

10.28Credit Agreement between  Registrant and Wells Fargo Bank, N.A., dated July
     29, 2002 filed as Exhibit  10.28 to the  Registrant's  Quarterly  Report on
     From 10-Q for the quarter ended June 30, 2002, is incorporated herein by this reference.

10.29(a) O'Reilly Automotive, Inc. 2003 Employee Stock Option Plan, filed herewith.

10.30(a) O'Reilly Automotive, Inc. 2003 Director Stock Option Plan, filed herewith.

10.31 O'Reilly  Automotive,  Inc.  Corporate   Governance/Nominating   Committee
     Charter, filed herewith.

10.32 O'Reilly Automotive, Inc. Audit Committee Charter, filed herewith.

10.33 O'Reilly Automotive, Inc. Compensation Committee Charter, filed herewith.

10.34 O'Reilly Automotive, Inc. Code of Business Conduct and Ethics, filed herewith.

13.1 Portions of the 2003 Annual Report to Shareholders, filed herewith.

21.1 Subsidiaries of the Registrant, filed herewith.

23.1 Consent of Ernst & Young LLP, independent auditors, filed herewith.

31.1 Certificate of the Chief Executive  Officer  pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002, filed herewith.

31.2 Certificate of the Chief Financial  Officer  pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certificate of the Chief Executive  Officer  pursuant to 18 U.S.C.  Section
     1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 Certificate of the Chief Financial  Officer  pursuant to 18 U.S.C.  Section
     1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

V.   Corporate Transactions and Adjustment.

     (a) Effect on Corporate Actions. The existence of the Plan and the Options granted hereunder shall not affect in any way the right or power of the Board of Directors or the shareholders of the Company to make or authorize any adjustment, recapitalization, reorganization or other change in the Company's capital structure or its business, any merge' or consolidation of the Company with or into another entity, any issuance of bonds, debentures, preferred or prior preference stocks ahead of or affecting the Stock or the rights thereof, the dissolution or liquidation of the Company or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding.

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

IX.  Preemption by Applicable Laws and Regulations.

Anything in the Plan or any Agreement entered into pursuant to the Plan to the contrary notwithstanding, if, at any time specified herein or therein for the making of any determination with respect to the issuance or other distribution of shares of Stock, any law, regulation or requirement of any governmental authority having jurisdiction in the premises shall require either the Company or the optionee (or the optionee's beneficiary), as the case may be, to take any'action in connection with any such determination, the issuance or distribution of such shares or the making of such determination shall be deferred until such action shall have been taken.

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

     (k)  "Option  Date" means the date as of which an Option is granted,  which
          shall  be  the  first   business  day  after  the  annual  meeting  of
          Shareholders of the Company.

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

XI.  Duration, Amendment and Termination.

     (a) The Board may at any time terminate the Plan or make such amendments thereof as it shall deem advisable and in the best interests of the Company, without further action on the part of the shareholders of the Company; provided, however, that no such termination or amendment shall, without the consent of the Optionee, adversely affect or impair the rights of such Optionee, and provided further, that no amendment requiring shareholder approval in order to meet the requirements of Rule 16b-3 shall be effective unless such shareholder approval is obtained, and provided, further that the provisions relating to eligible persons, the amount and price of awards and the timing of awards may not be amended more than once every six months except to comport with changes in the Code or the Employee Retirement Income Security Act of 1974, or the rules thereunder. (b) The period during which Options may be granted under the Plan shall terminate on May 6, 2013, unless the Plan earlier shall have been terminated as provided above.

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

                   O'Reilly Automotive, Inc. and Subsidiaries
               Exhibit 10.31 - O'Reilly Automotive, Inc. Corporate
                    Governance/Nominating Committee Charter

                            O'REILLY AUTOMOTIVE, INC.
                CORPORATE GOVERNANCE/NOMINATING COMMITTEE CHARTER

Purpose

The Corporate Governance/Nominating Committee (the "Committee") of O'Reilly Automotive, Inc. (the "Company") is appointed by, and generally acts on behalf of, the Board of Directors of the Company (the "Board"). The Board has determined to establish the governing principles of the Committee through the adoption of this charter (the "Charter").

The Committee's principal purposes shall be: (1) to establish criteria for the selection of directors and to recommend to the Board the nominees for director in connection with the Company's annual meeting of stockholders; (2) to take a leadership role in shaping the Company's corporate governance policies and to issue and implement the Corporate Governance Principles of the Company; (3) to develop and coordinate annual evaluations of the Board, its committees and its members; and (4) to adhere to all legal standards required by the Securities and Exchange Commission (the "SEC") and the Nasdaq National Market ("Nasdaq").

Membership and Organization of Committee

The Committee shall be composed of three or more directors. Each member of the Committee shall meet the independence and experience requirements of the federal securities laws and the applicable rules and regulations of the SEC and Nasdaq, as such requirements may change from time to time.

The members of the Committee shall be appointed by the Board. The Board shall designate one member of the Committee to serve as Chairperson. If the Chairperson is absent from a meeting, another member of the Committee may act as Chairperson. Members of the Committee will be appointed for three-year terms and shall serve until their resignation, retirement, or removal by the Board or until their successors shall be appointed. The Board may fill vacancies on the Committee and remove a member of the Committee at any time with or without cause. No member of the Committee shall be removed except by majority vote of the independent directors of the Board then in office.

Responsibilities and Duties

The Committee shall:

Nomination of Directors

1. Consider and make recommendations to the Board concerning the appropriate size and overall characteristics of the Board, including desired competencies, skills and attributes and the desired ratio of independent and non-independent directors.

2. Establish criteria for persons to be nominated for election to the Board and its committees, taking into account the composition of the Board as a whole. At a minimum, the criteria should include (a) a candidate's qualification as "independent" under the federal securities laws and the rules and regulations of the SEC and Nasdaq applicable to the Board and each of its committees; (b) depth and breadth of experience within the Company's industry and otherwise; (c) outside time commitments; (d) special areas of expertise; (e) accounting and finance knowledge; (f) business judgment; (g) leadership ability; (h) experience in developing and assessing business strategies; (i) corporate governance expertise; (j) risk management skills; and (k) for incumbent members of the Board, the past performance of the incumbent director.

3. Conduct searches for prospective directors based on the foregoing criteria, review candidates recommended by stockholders, and evaluate and recommend candidates for election to the Board by the stockholders or to fill vacancies.

                   O'Reilly Automotive, Inc. and Subsidiaries
               Exhibit 10.31 - O'Reilly Automotive, Inc. Corporate
              Governance/Nominating Committee Charter (continued)

4. Review on an annual basis and recommend to the Board one member of the Board to serve as Lead Director.

5. Establish policies for reviewing the continued appropriateness of Board membership when an individual director changes the position he or she held when elected or appointed to the Board.

6. Evaluate and make recommendations to the Board concerning the appointment of directors to Board committees and the selection of committee chairs; recommendations shall consider suggestions from the Chairman of the Board, desired characteristics of committee members, specific legal and regulatory requirements, whether there should be a policy of periodic rotation of directors among the committees, the number of boards and other committees on which the directors serve, and whether there should be any limitations on the number of consecutive years a director should serve on any one committee.

7.   Periodically review the independence of each director.

Corporate Governance Oversight

8. Periodically review and assess the adequacy of the Company's Corporate Governance Principles and recommend any changes to the Board for its approval and adoption.

9. Evaluate and recommend to the Board the responsibilities of the Board committees, including the structure, operations and the authority to delegate to subcommittees.

10. Assist the Board in its allocation of workload among the various committees of the Board.

11. Review and reassess the adequacy of the charters of the various committees of the Board periodically and recommend any proposed changes to the Board for its approval.

12. Assist the Board with development of responsibilities of directors, including basic duties and responsibilities with respect to attendance at board meetings and advance review of meeting materials.

13. Periodically review, consider and recommend to the Board the total compensation program for all non-employee directors of the Company for service on the Board and its committees.

14. Oversee the review and update, when appropriate, of the Company's Code of Business Conduct and Ethics.

15. Review any conflicts of interest or other issues that may arise under the Company's Code of Business Ethics involving the Company's officers or members of the Board.

16. Approve all service by senior executive officers on outside boards of directors.

17. Review and recommend adoption of all director and officer insurance policy requirements.

Board Evaluation and Development

18. Develop and coordinate an annual evaluation of the full Board, all Board committees and individual Board members, which evaluations shall be reported to the whole Board.

19.  Establish and maintain an orientation program for new directors.

                   O'Reilly Automotive, Inc. and Subsidiaries
               Exhibit 10.31 - O'Reilly Automotive, Inc. Corporate
              Governance/Nominating Committee Charter (continued)

20. Develop, or make available, a continuing education program conducted either internally or externally for all directors.

Other Powers and Responsibilities

21. Make regular reports to the Board, providing an overview of its activities, summarizing Committee actions and commenting on the fulfillment of the Committee's duties under this Charter. The Committee shall also present resolutions to the Board that the Committee has recommended be adopted at the Board level.

22. Have the authority to retain consultants and other third-party advisors of its selection as it deems necessary to provide it with advice and counsel, including a search firm to fulfill its responsibilities of identifying candidates for Board membership. The Company shall provide appropriate funding for the Committee to retain such advisors without requiring the Committee to seek Board approval.

23. Review and reassess the adequacy of this Charter annually and recommend any proposed changes to the Board for its approval.

24. Perform any other activities consistent with this Charter, the Company's Articles of Incorporation, Amended and Restated Bylaws, and governing law, as the Committee or the Board deems necessary or appropriate.

Conduct of Meetings

The Committee shall meet when, where and as often as it may deem necessary and appropriate in its judgment, but in no event less than four (4) times per year, either in person or telephonically. A majority of the members of the Committee shall constitute a quorum. The Chairman of the Board and Chief Executive Officer, the Chairman of the Committee, or the Company's Lead Director shall have the right to call a special meeting of the Committee. The Committee may request that any directors, officers or employees of the Company, or other persons whose advice and counsel are sought by the Committee, attend any meeting to provide such information as the Committee requests.

The Committee shall fix its own rules of procedure, which shall be consistent with the Amended and Restated Bylaws of the Company and this Charter. A member of the Committee or the Corporate Secretary shall keep written minutes of Committee meetings, which minutes shall be maintained with the books and records of the Company. The Committee may delegate authority to one or more members of the Committee when appropriate, but no such delegation shall be permitted if the authority is required by law, regulation or listing standard to be exercised by the Committee as a whole.

                   O'Reilly Automotive, Inc. and Subsidiaries
        Exhibit 10.32 - O'Reilly Automotive, Inc. Audit Committee Charter

                            O'REILLY AUTOMOTIVE, INC.
                             AUDIT COMMITTEE CHARTER

Purpose

This Revised Audit Committee Charter (the "Charter") governs the operations of the Audit Committee of the Board of Directors (the "Audit Committee") of O'Reilly Automotive, Inc. (the "Company"). The Audit Committee is appointed by the Board to assist the Board in monitoring (1) the integrity of the financial statements of the Company, (2) the independent auditor's qualifications and independence, (3) the performance of the Company's internal audit function and independent auditors, and (4) the compliance by the Company with legal and regulatory requirements.

The Audit Committee shall prepare the report required by the rules of the Securities and Exchange Commission to be included in the Company's annual proxy statement.

Committee Membership

The Audit Committee shall consist of no fewer than three members. The members of the Audit Committee shall meet the independence, financial literacy and expertise and other qualification requirements of the federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the NASDAQ National Market. In addition, an Audit Committee member shall not own or control 20% or more of the Company's voting stock and shall be prohibited from receiving any consulting, advisory or other compensatory fee from the Company other than payment for Board or committee service.

The members of the Audit Committee shall be appointed by the Board on the recommendation of the Corporate Governance/Nominating Committee. Audit Committee members may be replaced by the Board. Committee Authority and Responsibilities

The Audit Committee shall have the sole authority to appoint or replace the independent auditor, and shall approve, in advance, all audit engagement fees and terms and all non-audit engagements with the independent auditors permitted under applicable law, rules and regulations. In addition, the Audit Committee shall approve all related party transactions. The Audit Committee may consult with management, but shall not delegate these responsibilities.

The Audit Committee shall have the authority, to the extent it deems necessary or appropriate, to retain special legal, accounting or other consultants to advise the Committee. The Audit Committee may request any officer or employee of the Company or the Company's outside counsel or independent auditor to attend a meeting of the Committee or to meet with any members of, or consultants to, the Committee. The Audit Committee shall establish procedures for the receipt, retention and treatment of complaints regarding the Company's accounting, financial reporting, internal accounting controls and auditing matters. The Audit Committee shall also establish procedures for the confidential, anonymous submission by the Company's employees regarding questionable accounting or auditing matters. The Audit Committee may form and delegate authority to subcommittees when appropriate.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 10.32 - O'Reilly Automotive, Inc. Audit Committee Charter (continued)

The Audit Committee shall meet as often as it determines, but not less frequently than quarterly. The Audit Committee shall meet with management, the internal auditors and the independent auditor in separate executive sessions at least quarterly. The Audit Committee may also, to the extent it deems necessary or appropriate, meet with the Company's investment bankers or financial analysts who follow the Company. The Audit Committee shall make regular reports to the Board and shall annually review its own performance.

The Audit Committee, to the extent it deems necessary or appropriate, shall:

Financial Statement and Disclosure Matters

1. Review and discuss with management and the independent auditor the annual audited financial statements, including disclosures made in management's discussion and analysis, and recommend to the Board whether the audited financial statements should be included in the Company's Annual Report on Form 10-K.

2. Review and discuss with management and the independent auditor the Company's quarterly financial statements prior to the filing of its Quarterly Reports on Form 10-Q, including the results of the independent auditors' reviews of the quarterly financial statements.

3. Discuss with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of the Company's financial statements, including any significant changes in the Company's selection or application of accounting principles, any major issues as to the adequacy of the Company's internal controls, the development, selection and disclosure of critical accounting estimates, and analyses of the effect of alternative assumptions, estimates or GAAP methods on the Company's financial statements.

4. Discuss with management the Company's earnings press releases, including the use of "pro forma" or "adjusted" non-GAAP information, as well as financial information and earnings guidance provided to analysts and rating agencies.

5.   Discuss  with  management  and  the  independent   auditor  the  effect  of
     regulatory  and  accounting   initiatives  as  well  as  off-balance  sheet
     structures on the Company's financial statements.

6. Discuss with management the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company's risk assessment and risk management policies.

7. Discuss with the independent auditor the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit. In particular, discuss:

     (a) The adoption of, or changes to, the Company's significant auditing and accounting principles and practices as suggested by the independent auditor, internal auditors or management.

     (b) The management letter provided by the independent auditor and the Company's response to that letter.

     (c) Any difficulties encountered in the course of the audit work, including any restrictions on the scope of activities or access to requested information, and any significant disagreements with management. Oversight of the Company's Relationship with the Independent Auditor

8. Review the experience and qualifications of the senior members of the independent auditor team.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 10.32 - O'Reilly Automotive, Inc. Audit Committee Charter (continued)

9. Obtain and review a formal, written report from the independent auditor at least annually regarding (a) the auditor's internal quality-control procedures, (b) any material issues raised by the most recent quality-control review, or peer review, of the firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm, (c) any steps taken to deal with any such issues, and (d) all relationships between the independent auditor and the Company (consistent with auditor professional responsibility standards, I.S.B. No. 1). Evaluate the qualifications, performance and independence of the independent auditor, including considering whether the auditor's quality controls are adequate and the provision of non-audit services is compatible with maintaining the auditor's independence, and taking into account the opinions of management and the internal auditor. The Audit Committee shall present its conclusions to the Board and, if so determined by the Audit Committee, recommend that the Board take additional action to satisfy itself of the qualifications, performance and independence of the auditor.

10. Require the rotation of the lead audit partner and the concurring audit partner every five years in order to assure continuing auditor independence. The Audit Committee shall consider whether it is appropriate to adopt a policy of rotating the independent auditing firm itself on a regular basis.

11. Recommend to the Board policies for the Company's hiring of employees or former employees of the independent auditor who were engaged on the Company's account. The Audit Committee shall require a one year "cooling off" period before a member of the independent auditor team can begin working for the Company in certain key positions such as chief executive officer, controller, chief financial officer, chief accounting officer or any equivalent position.

12. Discuss with the national office of the independent auditor issues on which they were consulted by the Company's audit team and matters of audit quality and consistency.

13. Meet with the independent auditor prior to the audit to discuss the planning and staffing of the audit. Oversight of the Company's Internal Audit Function

14. Review the appointment and replacement of the senior internal auditing executive.

15. Review the significant reports to management prepared by the internal auditing department and management's responses.

16.  Discuss  with  the  independent   auditor  the  internal  audit  department
     responsibilities, budget and staffing and any recommended changes in the planned scope of the internal audit. Compliance Oversight Responsibilities

17. Obtain from the independent auditor assurance that Section 10A of the Securities Exchange Act of 1934 has not been implicated.

18. Obtain reports from management, the Company's senior internal auditing executive and the independent auditor that the Company is in conformity with applicable legal requirements and the Company's Code of Business Conduct and Ethics. Review reports and disclosures of insider and affiliated party transactions. Advise the Board with respect to the Company's policies and procedures regarding compliance with applicable laws and regulations and with the Company's Code of Business Conduct and Ethics.

19. Discuss with management and the independent auditor any correspondence with regulators or governmental agencies and any employee complaints or published reports which raise material issues regarding the Company's financial statements or accounting policies.

20. Discuss with the Company's General Counsel legal matters that may have a material impact on the financial statements or the Company's compliance policies.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 10.32 - O'Reilly Automotive, Inc. Audit Committee Charter (continued)

Periodic Review of Charter

The Audit Committee, with the assistance of counsel and/or the Company's independent accountants, shall reassess the adequacy of its Charter at least annually to ensure consistency with changing needs and compliance with all legal and regulatory requirements, and recommend any proposed changes to the Board for approval.

Limitation of Audit Committee's Role

While the Audit Committee has the responsibilities and powers set forth in this Charter, it is not the duty of the Audit Committee to plan or conduct audits or to determine that the Company's financial statements and disclosures are complete and accurate and are in accordance with generally accepted accounting principles and applicable rules and regulations. These are the responsibilities of management and the independent auditor.

                   O'Reilly Automotive, Inc. and Subsidiaries
    Exhibit 10.33 - O'Reilly Automotive, Inc. Compensation Committee Charter

                            O'REILLY AUTOMOTIVE, INC.
                         COMPENSATION COMMITTEE CHARTER

Purpose

The Compensation Committee (the "Committee") of O'Reilly Automotive, Inc. (the "Company") is appointed by, and generally acts on behalf of, the Board of Directors of the Company (the "Board"). The Board has determined to establish the governing principles of the Committee through the adoption of this charter (the "Charter").

The Compensation Committee's principal purposes shall be: (1) to discharge the Board's responsibilities relating to compensation of the Company's executives;
(2) to produce an annual report on executive compensation for inclusion in the Company's proxy statement; and (3) to oversee and advise the Board on the adoption of policies that govern the Company's compensation programs, including stock and benefit plans.

Membership

The Committee shall be composed of three or more directors. Each member of the Committee shall meet the independence and experience requirements of the federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") and the Nasdaq National Market ("Nasdaq"), as such requirements may change from time to time.

The members of the Committee shall be appointed by the Board. The Board shall designate one member of the Committee to serve as Chairperson. If the Chairperson is absent from a meeting, another member of the Committee may act as Chairperson. Members of the Committee will be appointed for three-year terms and shall serve until their resignation, retirement, or removal by the Board or until their successors shall be appointed. The Board may fill vacancies on the Committee and remove a member of the Committee at any time with or without cause. No member of the Committee shall be removed except by majority vote of the independent directors of the Board then in office, provided that a member that no longer serves as a director of the Company shall be deemed automatically removed without any further action by the Board.

Authority

The Committee will have the resources and authority necessary to discharge its duties and responsibilities, including the authority to retain outside counsel or other experts or consultants, as it deems appropriate. Any communications between the Committee and legal counsel in the course of obtaining legal advice will be considered privileged communications of the Company and the Committee will take all necessary steps to preserve the privileged nature of those communications.

Responsibilities and Duties

Subject to the provisions of the Company's Corporate Governance Principles, the principal responsibilities and functions of the Compensation Committee are as follows:

1. Review the competitiveness of the Company's executive compensation programs to ensure (a) the attraction and retention of corporate officers, (b) the motivation of corporate officers to achieve the Company's business objectives, and (c) to align the interest of key leadership with the long-term interests of the Company's shareholders.

2. Review trends in management compensation, oversee the development of new compensation plans and, when necessary, approve the revision of existing plans.

                   O'Reilly Automotive, Inc. and Subsidiaries
             Exhibit 10.33 - O'Reilly Automotive, Inc. Compensation
                         Committee Charter (continued)

3.   Review  the  performance  of  executive  management  other  than the  Chief
     Executive    Officer,    who   will   be   reviewed   by   the    Corporate
     Governance/Nominating Committee.

4.   Review and  approve  the goals and  objectives  of the  Chairman  and Chief
     Executive Officer, evaluate the performance of the Chairman and Chief Executive Officer in light of these corporate objectives, and set the compensation level of the Chairman and Chief Executive Officer consistent with Company philosophy.

5. Approve the salaries, bonus and other compensation for all corporate officers.

6. Review and approve compensation packages for new corporate officers and termination packages for corporate officers as requested by management.

7. Review and approve the awards made under any executive officer bonus plan, and provide an appropriate report to the Board.

8. Review and discuss with the Board and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers.

9. Review and make recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans. Except as otherwise delegated by the Board, the Committee will act on behalf of the Board as the "Committee" established to administer equity-based and employee benefit plans, and as such will discharge any responsibilities imposed on the Committee under those plans, including making and authorizing grants, in accordance with the terms of those plans.

10. Review periodic reports from management on matters relating to the Company's personnel appointments and practices.

11. Produce an annual Compensation Committee Report for the Company's annual proxy statement in compliance with federal securities laws and the applicable rules and regulations of the SEC and Nasdaq.

12.  Annually evaluate the Committee's performance and this Charter.

Conduct of Meetings

The Committee shall meet when, where and as often as it may deem necessary and appropriate in its judgment, but in no event less than four (4) times per year, either in person or telephonically. A majority of the members of the Committee shall constitute a quorum. The Chairman of the Board and Chief Executive Officer, the Chairman of the Committee, or the Company's Lead Director shall have the right to call a special meeting of the Committee. The Committee may request that any directors, officers or employees of the Company, or other persons whose advice and counsel are sought by the Committee, attend any meeting to provide such information as the Committee requests.

The Committee shall fix its own rules of procedure, which shall be consistent with the Amended and Restated Bylaws of the Company and this Charter. A member of the Committee or the Corporate Secretary shall keep written minutes of Committee meetings, which minutes shall be maintained with the books and records of the Company. The Committee may delegate authority to one or more members of the Committee when appropriate, but no such delegation shall be permitted if the authority is required by law, regulation or listing standard to be exercised by the Committee as a whole.

                   O'Reilly Automotive, Inc. and Subsidiaries
                 Exhibit 10.34 - O'Reilly Automotive, Inc. Code
                         of Business Conduct and Ethics

Code of Business Conduct and Ethics

This Code of Business Conduct and Ethics (this "Code") provides a general statement of the Company's expectations regarding the ethical standards that each director, officer and team member should adhere to while acting on behalf of the Company. This Code contains compliance standards and procedures to facilitate its effectiveness and to ensure a prompt and consistent response to violations. Each director, officer, and team member is required to read and become familiar with the ethical standards described in this Code. It is not intended to and does not in any way constitute an employment contract or assurance of continued employment, and does not create any rights in any director, officer, team member, client, supplier, competitor, stockholder or any other person or entity.

The highest business and ethical standards mandate accountability for adherence to this Code. Accordingly, any conduct or action that violates this Code will be subject to disciplinary action, which may include immediate termination

Administration

The Corporate Governance/Nominating Committee of the Board of Directors of O'Reilly Automotive, Inc. (the "Company"), referred to in this Code as the Governing Body, is responsible for setting the standards of business conduct contained in this Code and updating these standards as it deems appropriate to reflect changes in the legal and regulatory framework applicable to the Company, the business practices within the Company's industry, the Company's own business practices, and the prevailing ethical standards of the communities in which the Company operates. The Company's Internal Auditor will act as the Compliance Officer and will oversee the procedures designed to implement this Code to ensure that they are operating effectively. It is the individual responsibility of each director, officer and team member of the Company to comply with this Code.

Conflicts of Interest

All directors, officers and team members of the Company should be diligent in avoiding a conflict of interest with regard to Company's interests. A conflict of interest exists when there is a conflict (or even an appearance of conflict) between an individual's personal interests, financial or otherwise, or professional interests, and his or her fiduciary obligations to the Company. A conflict situation can arise when a director, officer or team member takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise when a director, officer or team member, or a member of his or her family, receives improper personal benefits as a result of his or her position in the Company, whether received from the Company or third party. Federal law prohibits loans by the Company to its directors and executive officers. It is a conflict of interest for a Company team member to work simultaneously for a competitor, customer, or supplier. In addition, directors, officers and team members are not allowed to work for a competitor as a consultant or board member.

Conflicts of interest are prohibited as a matter of Company policy, except under guidelines approved by the Corporate Governance/Nominating Committee of the Board of Directors. Where there is an actual or potential conflict of interest or perception of a conflict of interest, the director, officer or team member must make full disclosure and must not participate in the matter giving rise to the conflict. Such person may, in accordance with such procedures, refrain or be asked to refrain from participating and/or making decisions concerning any business that is related to the matter in which there is an actual or potential conflict of interest.

Any director, officer or team member who becomes aware of a conflict of interest or potential conflict of interest should bring it to the attention of the Compliance Officer, a supervisor, manager or other appropriate personnel or consult the procedures discussed in this Code. Directors, officers and team members who knowingly fail to disclose conflicts of interest are subject to disciplinary action, including dismissal or removal from office.

                   O'Reilly Automotive, Inc. and Subsidiaries
                Exhibit 10.34 - O'Reilly Automotive, Inc. Code of
                    Business Conduct and Ethics (continued)

Corporate Opportunities

No director, officer or team member may: (a) take for himself or herself personally opportunities that are discovered through the use of Company property, information or position; (b) use Company property, information or position for personal gain; or (c) compete with the Company. Directors, officers and team members owe a duty of loyalty to the Company, and must be committed to advance its legitimate interests when the opportunity to do so arises.

Confidentiality (Protecting Company Information)

All directors, officers and team members must maintain the confidentiality of confidential information entrusted to them by the Company, its business partners, suppliers, customers or others related to the Company's business. Confidential information includes all non-public information that might be of use to competitors or harmful to the Company, or its customers, if disclosed. Typical of such information are business, research, and new product plans;
objectives and strategies; trade secrets; unpublished financial or pricing information; processes and formulas; computer programs; salary and benefits data; team member medical information; team member, customer, and supplier lists. Disclosure of confidential information violates Company policy and could result in disciplinary action, except when authorized by legal counsel as required by laws, regulations or legal proceedings. If any director, officer or team member believes they have a legal obligation to disclose confidential information, they should consult the Company's legal counsel.

Any Company information created in the course of employment belongs to the Company. Team members leaving the Company must return all written proprietary information in their possession. A team member's obligation to protect the Company's proprietary and confidential information continues even after he or she leaves the Company.

Protection and Proper Use of Company Assets

Safeguarding Company assets is the responsibility of all directors, officers and team members. All directors, officers and team members should protect the Company's assets and ensure their efficient use. Theft, carelessness, and waste have a direct impact on the Company's profitability. Any suspected incident of fraud or theft should be immediately reported for investigation to the Compliance Officer. All Company assets should be used for legitimate business purposes. The personal use of Company assets without permission is prohibited.

Fair Dealing

The Company considers its reputation for integrity and fairness one of its most valuable assets. Each director, officer and team member shall endeavor to deal fairly and in good faith with the Company's customers, stockholders, team members, suppliers, regulators, business partners, competitors and others. We seek to outperform our competition fairly and honestly. We seek competitive advantages through superior performance, never through unethical or illegal business practices. No director, officer or team member shall take unfair advantage of anyone through manipulation, concealment, abuse of privileged or confidential information, misrepresentation, fraudulent behavior, possessing trade secret information that was obtained without the owner's consent or through any other unfair dealing practice. No actions shall be taken by any Company director, officer or team member, which could undermine proper relationships or tarnish the Company's reputation or integrity.

Occasionally our customers or suppliers may offer gifts to team members. Such gifts are known as "gratuities" and are generally offered as a means of influencing a team member's business conduct in some way or influencing his or her opinion/ relationship with them as a supplier. Our definition of gratuities includes, but is not limited to, items for personal use such as money, gifts, merchandise, trips, sporting event tickets, meals, etc.

                   O'Reilly Automotive, Inc. and Subsidiaries
                Exhibit 10.34 - O'Reilly Automotive, Inc. Code of
                    Business Conduct and Ethics (continued)

The Company realizes that during the normal course of business it may be customary to accept business-related items of incidental value ($20 or less). We have therefore defined acceptable and unacceptable behavior when dealing with gratuities as follows: Acceptable - Promotional items and gifts such as ink pens, caps, calendars, hats, an occasional business related meal, etc., all of approximate value of $20 or less.

Unacceptable - money, apparel, gifts, merchandise, trips, sporting event tickets, golf outings, meals including spouse, social meals, etc., with a value of more than $20. In the event a gratuity is offered by a supplier which is categorized as unacceptable, the information concerning the gratuity should be reported according to the Compliance Procedures detailed in this Code.

If it is determined the gratuity can be used to benefit our business, the gratuity will be accepted and used according to normal company procedure. No gratuity categorized as unacceptable shall be accepted prior to approval of the Compliance Officer or the Governing Body.

Sample merchandise obtained for product evaluation during the normal course of business should be sold as inventory when the evaluation is complete. This would also apply to premium items. At no time is it acceptable to request specific application samples for personal use. New products or materials needing to be "tested" on a personal vehicle must be approved according to the above procedures and coordinated by a product manager. The results should be reported to the Product Review Board.

All gratuities must be reported. At the end of each month during which a gratuity of any type is accepted, it is the responsibility of the team member accepting the gratuity to complete a Gratuities Report. The completed form should be sent to the Compliance Officer.

Failure to abide by this policy is grounds for disciplinary action up to and including termination.

The U.S. Foreign Corrupt Practices Act prohibits giving anything of value directly or indirectly to officials of foreign governments or foreign political candidates in order to obtain or retain business. In addition, the promise, offer or delivery to an official or team member of the U.S. Government of a gift, favor or other gratuity in violation of these rules would not only violate Company policy but could also be a criminal offense. State and local governments, as well as foreign governments, may have similar rules. Please consult the Compliance Officer to obtain guidance from Company legal counsel in this area. The Board shall have an independent director designated as the Lead Independent Director, who shall preside at the executive sessions of the independent directors and shall be responsible for coordinating the activities of the other independent directors. The Lead Independent Director shall have such other authority, responsibilities and duties as determined by the Board.

Compliance with Laws, Rules, and Regulations

The Company expects all directors, officers and team members of the Company to comply in all respects with the laws and regulations that apply to its business at all government levels. In addition, the Company requires that its directors, officers and team members comply with work-place policies and applicable laws and regulations. Although not all team members are expected to know details of all laws, it is important to recognize when to seek advice from supervisors.

This Code does not summarize all laws, rules and regulations applicable to the Company and its directors, officers and team members. Please consult the Compliance Officer for various guidelines the Company has prepared on specific laws, rules and regulations, or to obtain further guidance from the Company's legal counsel.

                   O'Reilly Automotive, Inc. and Subsidiaries
                Exhibit 10.34 - O'Reilly Automotive, Inc. Code of
                    Business Conduct and Ethics (continued)

Accurate and Timely Periodic Reports

The Company is committed to providing investors with full, fair, accurate, timely and understandable disclosure in the periodic reports that it is required to file with, or submit to, the Securities Exchange Commission (the "SEC") and in other public communications made by the Company as a public company. To this end, the Company shall:

-    Comply with generally accepted accounting principles at all times;

- Maintain a system of internal accounting controls that will provide reasonable assurances to management that all transactions are properly recorded;

- Maintains books and records that accurately reflect and fairly reflect the Company's transactions;

- Prohibit the establishment of any undisclosed or unrecorded funds or assets;

- Maintain a system of internal controls that will provide reasonable assurances to management that material information about the Company is made known to management, particularly during the periods in which the Company's periodic reports are being prepared; and

- Present information in a clear and orderly manner and avoid the use of legal and financial jargon in the Company's periodic reports.

No action may be taken by any director or officer (or other person acting under the direction thereof) to fraudulently influence, coerce, manipulate or mislead the Company's independent auditor for the purpose of rendering the Company's financial statements materially misleading

The Company considers its disclosure obligation to be of critical importance. Depending on his or her position with the Company, a director, officer or team member may be asked to provide necessary information to assure that the Company's public reports are complete, fair and understandable. The Company takes it's public reporting very seriously and expects its directors, officers and team members to provide prompt answers to inquiries by it related to public disclosure requirements.

Accounting Complaints

The Company's policy is to comply with all applicable financial reporting and accounting regulations applicable to the Company. If any director, officer or team member of the Company has concerns or complaints regarding questionable accounting or auditing matters of the Company, then he or she is encouraged to submit those concerns or complaints (anonymously, confidentially or otherwise) to the Audit Committee of the Board of Directors (which will, subject to its duties arising under applicable law, regulations and legal proceedings, treat such submissions confidentially) according to the procedures established by the Audit Committee. Such submissions may be directed to the attention of the Compliance Officer, the Audit Committee or any director who is a member of the Audit Committee, at the principal executive offices of the Company.

Insider Trading

Directors, officers and team members who have access to confidential information are not permitted to use or share that information for stock trading purposes for any other purpose except in the conduct of our business and in strict compliance with all applicable laws and SEC regulations. All non-public information about the Company should be considered confidential information. To use non-public information for personal financial benefit or to "tip" others who might make an investment decision on the basis of this information is not only unethical but also illegal. No director, officer, or team member of the Company may buy or sell securities of the Company when in possession of "material non-public information." Directors, officers and team members are required to comply with the Company's Insider Trading Policy, copies of which are distributed to all directors, officers and team members and are available from the Compliance Officer.

                   O'Reilly Automotive, Inc. and Subsidiaries
                Exhibit 10.34 - O'Reilly Automotive, Inc. Code of
                    Business Conduct and Ethics (continued)

Records Retention; Books and Accounts

Directors, officers and team members are expected to become familiar with the Company's policies on record retention. All of the Company's books, records, accounts and financial statements must be maintained in reasonable detail to appropriately reflect the Company's transactions and must conform both to applicable legal requirements and to the Company's system of internal controls. Unrecorded or "off the books" funds or assets, i.e. "off the balance sheet" transactions, should not be maintained unless permitted by applicable law or regulation

The Company requires honest and accurate recording and reporting of information in order to make responsible business decisions. For example, only true and actual numbers of hours worked should be reported. Many team members regularly use business expense accounts, which must be documented and recorded accurately.

Records should always be retained or destroyed according to the Company's record retention policies.

Reporting of Illegal or Unethical Behavior

The Company's business and reputation depends, in large measure, on strict adherence to the provisions of this Code. Every director, officer and team member is encouraged and obligated to report any known or suspected Code violations to the Governing Body, supervisors, managers or other appropriate counsel.

The Company will investigate any matter so reported and may take appropriate disciplinary and corrective action, up to and including termination. The Company forbids retaliation of any kind against team members who report violations of this Code or other illegal or unethical conduct.

Compliance Procedures

Directors, officers and team members who are concerned that violations of this Code or that other illegal or unethical conduct by directors, officers or team members of the Company have occurred or may occur should contact their supervisor. If for any reason, anyone is unable to approach their supervisor about their concerns or complaints, then they may contact either the Compliance Officer or any member of the Corporate Governance/Nominating Committee. All reports of concerns or complaints shall remain confidential to the extent necessary, subject to applicable law, regulation or legal proceeding.

Waivers

The provisions of this Code may be waived for directors or executive officers only by a resolution of the Company's independent directors. The provisions of this Code may be waived for team members who are not directors or executive officers by the Compliance Officer. Any waiver of this Code granted to a director or executive officer will be publicly disclosed as required by the federal securities laws and the applicable rules and regulations of the SEC or the securities exchange or association on which the Company's securities are listed for trading.

Political Contribution

Directors, officers and team members are free to contribute to candidates or otherwise partake in the political process in their individual capacity. All team members must avoid discussing with [decision-makers] any matters pending before courts or agencies affecting the Company unless the team member is part of the Company's legal counsel or obtains the written authorization of the Company to do so.

                   O'Reilly Automotive, Inc. and Subsidiaries
                Exhibit 10.34 - O'Reilly Automotive, Inc. Code of
                    Business Conduct and Ethics (continued)

The Company is committed to maintaining goodwill and to being a good civic neighbor. Directors, officers and team members are encouraged to serve on boards of non-profit organizations and in other volunteer capacities. However, if a director, officer or team member serves in any capacity with a non-profit organization, such person may not represent either the Company or the organization in any transaction between them.

No Company funds or assets will be loaned or contributed to any political party or organization, or to any individual who holds or is a candidate for public office, except when permitted by applicable law and prior written authorization is obtained from the Company. The following are examples of activities, which are illegal under federal law and the laws of those states, which prohibit corporate political contributions:

- Contributions by a team member which are reimbursed by Company through expense accounts or in other ways;

-    Purchase by Company of tickets for political dinners or fundraising events;

- Contributions in kind, such as loaning team members to political parties or providing company airplanes for use in political campaigns;

-    Indirect contributions by Company through suppliers, customers or agents.

Political contributions by corporations are permitted by the laws of some states and foreign countries. Such allowable contributions may include some of the activities mentioned above, but in all cases, require prior authorization of the Compliance Officer and, when required by the law, by the Governing Body.

This policy is not intended to discourage or prevent a team member from engaging in political activities as an individual on his or her own time and at his or her own expense. It also does not prohibit the team member from making political contributions from personal funds or from expressing individual views with respect to legislative or political matters.

Other Company Policies

All directors and team members should be familiar with the Company's existing Insider Trading Policy and other policies regarding the rights and obligations of the Company's team members, which may amplify and expand on certain matters addressed in this Code.

                   O'Reilly Automotive, Inc. and Subsidiaries
        Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders


                                                 Selected Consolidated Financial Data

Years ended December 31,       2003        2002        2001       2000      1999      1998      1997      1996      1995      1994
-------------------------   ----------  ----------  ----------  --------  --------  --------  --------  --------  --------  --------
(In thousands, except
    per share data)
INCOME STATEMENT DATA:
Product sales               $1,511,816  $1,312,490  $1,092,112  $890,421  $754,122  $616,302  $316,399  $259,243  $201,492  $167,057

Cost of goods sold,
 including warehouse and
 distribution expenses         873,481     759,090     624,294   507,720   428,832   358,439   181,789   150,772   116,768    97,758
                            ----------  ----------  ----------  --------  --------  --------  --------  --------  --------  --------
  Gross profit                 638,335     553,400     467,818   382,701   325,290   257,863   134,610   108,471    84,724    69,299
Operating, selling,
 general and
 administrative expenses       473,060     415,099     353,987   292,672   248,370   200,962    97,526    79,620    62,687    52,142
                            ----------  ----------  ----------  --------  --------  --------  --------  --------  --------  --------
Operating income               165,275     138,301     113,831    90,029    76,920    56,901    37,084    28,851    22,037    17,157
Other income (expense), net     (5,233)     (7,319)     (7,104)   (6,870)   (3,896)   (6,958)      472     1,182       236       376
Provision for income taxes      59,955      48,990      40,375    31,451    27,385    19,171    14,413    11,062     8,182     6,461
                            ----------  ----------  ----------  --------  --------  --------  --------  --------  --------  --------
Net income                  $  100,087  $   81,992  $   66,352  $ 51,708  $ 45,639  $ 30,772  $ 23,143  $ 18,971  $ 14,091  $ 11,072
                            ==========  ==========  ==========  ========  ========  ========  ========  ========  ========  ========
BASIC EARNINGS PER COMMON
     SHARE:
Net income per share        $     1.86  $     1.54  $     1.27  $   1.01  $   0.94  $   0.72  $   0.55  $   0.45  $   0.40  $   0.32
                            ==========  ==========  ==========  ========  ========  ========  ========  ========  ========  ========
Weighted-average common
 shares outstanding             53,908      53,114      52,121    51,168    48,674    42,476    42,086    41,728    35,640    34,620
                            ==========  ==========  ==========  ========  ========  ========  ========  ========  ========  ========
EARNINGS PER COMMON SHARE-
ASSUMING DILUTION:
Net income per share        $     1.84  $     1.53  $     1.26  $   1.00  $   0.92  $   0.71  $   0.54  $   0.45  $   0.39  $   0.32
                            ==========  ==========  ==========  ========  ========  ========  ========  ========  ========  ========
Weighted-average common
 shares outstanding
 - adjusted                     54,530      53,692      52,786    51,728    49,715    43,204    42,554    42,064    35,804    34,778
                            ==========  ==========  ==========  ========  ========  ========  ========  ========  ========  ========


                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                Selected Consolidated Financial Data (continued)

Years ended December 31,       2003        2002        2001       2000      1999      1998      1997      1996      1995      1994
--------------------------  ----------  ----------  ----------  --------  --------  --------  --------  --------  --------  --------
(In thousands, except
 selected operating data)
SELECTED OPERATING DATA:
Number of stores at
 year-end(a)                     1,109         981         875       672       571       491       259       219       188       165
Total store square
 footage at year-end
 (in 000's)(a)(b)                7,348       6,408       5,882     4,491     3,777     3,172     1,417     1,151       923       785
Weighted-average
 product sales per
 store(in 000's)(a)(b)      $    1,413  $    1,372  $    1,426  $  1,412  $  1,422  $  1,368  $  1,300  $  1,240  $  1,101  $  1,007
Weighted-average
 product sales
 per square foot(b)(d)      $      215  $      211  $      219  $    218  $    223  $    238  $    244  $    251  $    227  $    215
Percentage increase
 in same-store
 product sales(c)                  7.8%        3.7%        8.8%      5.0%      9.6%      6.8%      6.8%     14.4%      8.9%     8.9%


BALANCE SHEET DATA:

Working capital             $  441,617  $  483,623  $  429,527  $296,272  $249,351  $208,363  $ 93,763  $ 74,403  $ 80,471  $ 41,416

Total assets                 1,187,592   1,009,419     856,859   715,995   610,442   493,288   247,617   183,623   153,604    87,327

Short-term debt                    925         682      16,843    49,121    19,358    13,691       130     3,154       231       311

Long-term debt,
 less current portion          120,977     190,470     165,618    90,463    90,704   170,166    22,641       237       358       461

Shareholders' equity           784,285     650,524     556,291   463,731   403,044   218,394   182,039   155,782   133,870    70,224

(a) Store count for 2002 does not include 27 stores acquired from Dick Smith Enterprises and Davie Automotive, Inc. in December 2002.

(b) Total square footage includes normal selling, office, stockroom and receiving space. Weighted-average product sales per store and per square foot are weighted to consider the approximate dates of store openings or expansions.

(c) Same-store product sales data are calculated based on the change in product sales of stores open at least one year. Prior to 2000, same-store product sales data were calculated based on the change in product sales of only those stores open during both full periods being compared. Percentage increase in same-store product sales is calculated based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen and sales to employees.

(d) 1998 does not include stores acquired from Hi/LO. Consolidated weighted average product sales per square foot were $207.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

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

     We are one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (DIY) customers and professional installers. Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items and accessories, and a complete line of auto body paint and related materials, automotive tools and professional service equipment.

     We calculate same-store product sales based on the change in product sales for stores open at least one year. Prior to January 2000, we calculated same-store product sales based on the change in product sales of only those stores open during both full periods being compared. We calculate the percentage increase in same-store product sales based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen and sales to employees.

     Cost of goods sold consists primarily of product costs and warehouse and distribution expenses. Cost of goods sold as a percentage of product sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

     Operating, selling, general and administrative expenses consist primarily of salaries and benefits for store and corporate team members, occupancy, advertising expenses, general and administrative expenses, data processing, professional expenses and other related expenses.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

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

o Cost of goods sold - Cost of goods sold includes warehouse and distribution expenses and estimates of amounts due from vendors for certain merchandise allowances and rebates. These estimates are consistent with historical experience.

o Operating, selling, general and administrative expense (OSG&A) - Operating, selling, general and administrative expense includes estimates for medical, worker's compensation and other general liability obligations, which are partially based on estimates of certain claim costs and historical experience.

o Accounts receivable - Allowance for doubtful accounts is estimated based on historical loss ratios and consistently has been within management's expectations.

o Revenue - Over-the-counter retail sales are recorded when the customer takes possession of merchandise. Sales to professional installers, also referred to as "commercial sales", are recorded upon delivery of merchandise to the customer, generally at the customer's place of business. Wholesale sales to other retailers, also referred to as "jobber sales" are recorded upon shipment of merchandise. All sales are recorded net of estimated allowances and discounts.

o Vendor concessions - The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising, devaluation programs, allowances for warranties and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor concessions are recognized as a reduction of cost of sales when recognized in the consolidated statement of income.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

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

                                           2003           2002          2001
                                        --------------------------------------
                                         (In thousands, except per share data)
Net income as reported................  $ 100,087      $  81,992    $  66,352
Stock-based compensation expense
 as reported..........................          -              -            -
Stock-based compensation expense
 under fair value method..............      9,204          7,217        5,406
                                        --------------------------------------
Pro forma net income..................  $  90,883      $  74,775    $  60,946
                                        ======================================
Pro forma basic net income per share..  $    1.69      $    1.41    $    1.17
                                        ======================================
Pro forma net income per share-
 assuming dilution....................  $    1.67      $    1.39    $    1.15
                                        ======================================

Results of Operations

The following table sets forth, certain income statement data as a percentage of product sales for the years indicated:

                                                 Years ended December 31,
                                                 2003      2002      2001
                                                ---------------------------
Product sales................................   100.0%    100.0%    100.0%
Cost of goods sold, including warehouse
  and distribution expenses..................    57.8      57.8      57.2
                                                ---------------------------
Gross profit.................................    42.2      42.2      42.8
Operating, selling, general and
  administrative expenses....................    31.3      31.6      32.4
                                                ---------------------------
Operating income.............................    10.9      10.6      10.4
Other expense, net...........................    (0.3)     (0.6)     (0.6)
                                                ---------------------------
Income before income taxes...................    10.6      10.0       9.8
Provision for income taxes...................     4.0       3.7       3.7
                                                ---------------------------
Net income...................................     6.6%      6.3%      6.1%
                                                ===========================

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2003 Compared to 2002

     Product sales increased $199.3 million, or 15.2% from $1.31 billion in 2002 to $1.51 billion in 2003, primarily due to 128 net additional stores opened during 2003, and a 7.8% increase in same-store product sales for stores open at least one year. We believe that the increased product sales achieved by the existing stores are the result of our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, and continued improvement in the merchandising and store layouts of most stores. Also, our continued focus on serving professional installers contributed to increased product sales.

     Gross profit increased 15.4% from $553.4 million (42.2% of product sales) in 2002 to $638.3 million (42.2% of product sales) in 2003. The increase in gross profit dollars is due to the increase in product sales.

     Operating, selling, general and administrative expenses (OSG&A) increased $58.0 million from $415.1 million (31.6% of product sales) in 2002 to $473.1 million (31.3% of product sales) in 2003. The increase in these expenses in dollar amount was primarily attributable to increased salaries and benefits, rent and other costs associated with the addition of employees and facilities to support the increased level of our operations. The decrease in OSG&A expenses as a percent of product sales was primarily due to achieving greater economies of scale resulting from increased product sales and through management's expense control initiatives.

     Other expense, net, decreased by $2.1 million from $7.3 million in 2002 to $5.2 million in 2003. The decrease was primarily due to a reduction in interest expense as a result of lower average borrowings under the Company's credit facility and to a lesser extent lower average interest rates.

     Provision for income taxes increased from $49.0 million in 2002 (37.4% effective tax rate) to $60.0 million in 2003 (37.5% effective tax rate). The increase in the dollar amount was primarily due to the increase of income before income taxes.

     Principally as a result of the foregoing, net income in 2003 was $100.1 million (6.6% of product sales), an increase of $18.1 million or 22.1%, from net income in 2002 of $82.0 million (6.3% of product sales).

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2002 Compared to 2001

     Product sales increased $220.4 million, or 20.2% from $1.09 billion in 2001 to $1.31 billion in 2002, due to 106 net additional stores opened during 2002, and a 3.7% increase in same-store product sales for stores open at least one year. We believe that the increased product sales achieved by the existing stores are the result of our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, and continued improvement in the merchandising and store layouts of most stores. Also, our continued focus on serving professional installers contributed to increased product sales.

     Gross profit increased 18.3% from $467.8 million (42.8% of product sales) in 2001 to $553.4 million (42.2% of product sales) in 2002. The increase in gross profit dollars is primarily due to increases in sales. The decrease in gross profit as a percent of product sales is primarily due to increased product sales to independent jobbers, which are at a lower gross margin, and increased distribution costs at the distribution centers acquired from Mid-State Automotive Distributors, Inc.

     Operating, selling, general and administrative expenses increased $61.1 million from $354.0 million (32.4% of product sales) in 2001 to $415.1 million (31.6% of product sales) in 2002. The increase in these expenses in dollar amount was primarily attributable to increased salaries and benefits, rent and other costs associated with the addition of employees and facilities to support the increased level of our operations. The decrease in OSG&A expenses as a percent of product sales was primarily due to reductions in payroll, benefits and other OSG&A expenses through management's expense control initiatives.

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

     Principally as a result of the foregoing, net income in 2002 was $82.0 million (6.3% of product sales), an increase of $15.6 million or 23.6%, from net income in 2001 of $66.4 million (6.1% of product sales).

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

     Net cash provided by operating activities was $172.8 million in 2003, $104.5 million in 2002 and $50.0 million in 2001. The increase in cash provided by operating activities in 2003 compared to 2002 was primarily due to increases in net income, accounts payable, accrued payroll, accrued benefits and withholdings, partially offset by increases in receivables and inventory. The increase in accounts payable was primarily due to management's efforts with vendors to extend the terms of payment. The increases in accrued payroll, benefits and withholdings, accounts receivable and inventory primarily relate to the increased level of our operations.

     The increase in cash provided by operating activities in 2002 compared to 2001 was primarily due to increases in net income, accounts payable, income taxes payable, accrued payroll and accrued benefits and withholdings, partially offset by increases in receivables and inventory. These increases relate primarily to the increased level of our operations.

     Net cash used in investing activities was $134.6 million in 2003, $105.4 million in 2002 and $77.8 million in 2001. The increase in cash used in investing activities in 2003 and 2002 was primarily due to increased purchases of property and equipment.

     On December 29, 2000, we completed a sale-leaseback transaction. Under the terms of the transaction, we sold 90 properties, including land, buildings and improvements, which generated $52.3 million of additional cash. The lease, which is being accounted for as an operating lease, provides for an initial lease term of 21 years and may be extended for one initial ten-year period and two additional successive periods of five years each. The resulting gain of $4.5 million has been deferred and is being amortized over the initial lease term. Net rent expense during the initial term will be approximately $5.5 million annually and is included in the table of contractual obligations under non-cancelable operating leases.

     On May 16, 2001, we completed a $100 million private placement of two series of unsecured senior notes (Senior Notes). The Series 2001-A Senior Notes were issued for $75 million, are due May 16, 2006, and bear interest at 7.72% per year. The Series 2001-B Senior Notes were issued for $25 million, are due May 16, 2008, and bear interest at 7.92% per year. The private placement agreement allows for a total of $200 million of Senior Notes issuable in series and is guaranteed by all of our subsidiaries. Proceeds from the transaction were used to reduce outstanding borrowings under our former revolving credit facility.

     In August 2001, we completed a sale-leaseback with O'Reilly-Wooten 2000 LLC (an entity owned by certain shareholders of the Company). The transaction involved the sale and leaseback of nine O'Reilly Auto Parts stores and resulted in approximately $5.6 million of additional cash to the Company. The transaction did not result in a material gain or loss. The lease, which has been accounted for as an operating lease, calls for an initial term of 15 years with three five-year renewal options.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (continued)

     On June 26, 2003, we completed an amended and restated master agreement to our $50 million Synthetic Operating Lease Facility (the Facility or the
Synthetic Lease) with a group of financial institutions. The terms of the Facility provide for an initial lease period of five years, a residual value guarantee of approximately $44.2 million at December 31, 2003, and purchase options on the properties. The Facility also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The Facility has been accounted for as an operating lease under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 13 and related interpretations, including Financial Interpretation No. 46. Future minimum rental commitments under the Facility have been included in the table of contractual obligations below.

     Capital expenditures were $136.5 million in 2003, $102.3 million in 2002 and $68.5 million in 2001. These expenditures were primarily related to the opening of new stores, as well as the relocation or remodeling of existing stores. We either opened or acquired 128, 106 and 203 net stores in 2003, 2002 and 2001, respectively. We remodeled or relocated 46 stores and two distribution centers in 2003, 27 stores in 2002 and 16 stores in 2001. Three new distribution centers were acquired; one in 2003, located near Mobile, Alabama and two in October 2001, located in Nashville, Tennessee and Knoxville, Tennessee.

     Our continuing store expansion program requires significant capital expenditures and working capital principally for inventory requirements. Our 2004 growth plans call for approximately 140 new stores and capital expenditures of $125 million to $135 million. The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, inventory and computer equipment) are estimated to average approximately $900,000 to $1.1 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site. Although the cost to acquire the business of an independently owned parts store varies, depending primarily upon the amount of inventory and the amount, if any, of real estate being acquired, we estimate that the average cost to acquire such a business and convert it to one of our stores is approximately $400,000. We plan to finance our expansion program through cash expected to be provided from operating activities and available borrowings under our existing credit facilities.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (continued)

     On July 29, 2002, the Company completed an unsecured, three-year syndicated credit facility (Credit Facility) in the amount of $150 million led by Wells Fargo Bank as the Administrative Agent, replacing a five-year syndicated credit facility. The Credit Facility is guaranteed by all of our subsidiaries and may be increased to a total of $200 million, subject to the availability of such additional credit from either existing banks within the Credit Facility or other banks. The Credit Facility bears interest at LIBOR plus a spread ranging from 0.875% to 1.375% (2.06% at December 31, 2003 and 2.26% at December 31, 2002) and
expires in July 2005. At December 31, 2003 and 2002, $20.0 million and $90.0 million, respectively, of the Credit Facility was outstanding. Additionally, letters of credit totaling $11.0 million and $6.0 million were outstanding at December 31, 2003 and 2002, respectively. Accordingly, our aggregate availability for additional borrowings under the Credit Facility was $119.0 million and $54.0 million at December 31, 2003 and 2002, respectively. Prior to July 29, 2002, the Company had available an unsecured credit facility providing for maximum borrowings of $140 million. The facility was comprised of a revolving credit facility of $125 million, and a term loan of $15 million. The credit facility, which bore interest at LIBOR plus 0.50%, expired in January 2003. All borrowings outstanding under the old credit facility were fully repaid in July 2002.

Off Balance Sheet Arrangements

     We have utilized various financial instruments from time to time as sources of cash when such instruments provided a cost effective alternative to our existing sources of cash. We do not believe, however, that we are dependent on the availability of these instruments to fund our working capital requirements or our growth plans.

     We completed two sale-leaseback transactions in 2000 and 2001 and the Synthetic Lease in 2000, the terms of all of which are described above under Liquidity and Capital Resources. The purpose of the sale-leaseback transactions was to reduce outstanding borrowings under our former revolving credit facility. The purpose of the Synthetic Lease was to fund a portion of our store growth, primarily in 2001 and 2002.

     We issue stand-by letters of credit provided by a $20 million sublimit under the Credit Facility that reduce our available borrowings. These letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance and have been issued to replace surety bonds that were previously issued. Letters of credit totaling $11.0 million and $6.0 million were outstanding at December 31, 2003 and 2002, respectively.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Contractual Obligations

     Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short- and long-term debt arrangements, are summarized below and are fully disclosed in Notes 5 and 6 to the consolidated financial statements.

                                                                     Payments Due By Period
                                              -------------------------------------------------------------
                                                           Less than        2-3          4-5       After 5
                                                 Total       1 Year        Years        Years        Years
Contractual Obligations:                                               (In thousands)
Notes payable..............................  $       17    $      12   $        5   $        -   $        -
Long-term debt.............................     120,064           13       95,029       25,022            -
Capital lease obligations..................       1,821          900          921            -            -
Operating leases...........................     321,282       32,671       58,200       48,191      182,220
                                             --------------------------------------------------------------
Total contractual cash obligations.........  $  443,184   $   33,596   $  154,155   $   73,213   $  182,220
                                             ==============================================================

     We believe that our existing cash and cash equivalents, cash expected to be provided by operating activities, available bank credit facilities and trade credit will be sufficient to fund both our short- and long-term capital needs for the foreseeable future.

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

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Quarterly Results

     The following table sets forth certain quarterly unaudited operating data for fiscal 2003 and 2002. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.

     The unaudited operating data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included therein.

                                                                                Fiscal 2003
                                                        --------------------------------------------------------------
                                                             First          Second          Third          Fourth
                                                            Quarter         Quarter        Quarter        Quarter
                                                                    (In thousands, except per share data)
Product sales....................................        $   339,475    $   393,112     $   412,182  $   367,047
Gross profit.....................................            140,946        165,713         175,653      156,023
Operating income.................................             33,341         44,726          48,362       38,846
Net income.......................................             19,728         26,924          29,533       23,902
Basic net income per common share................               0.37           0.50            0.55         0.44
Net income per common share-assuming dilution....               0.37           0.50            0.54         0.43

                                                                                Fiscal 2002
                                                        --------------------------------------------------------------
                                                             First          Second          Third          Fourth
                                                            Quarter         Quarter        Quarter        Quarter
                                                                    (In thousands, except per share data)
Product sales....................................        $   295,489    $   343,181     $   359,579  $   314,241
Gross profit.....................................            126,028        144,186         152,196      130,990
Operating income.................................             28,638         37,769          40,723       31,171
Net income.......................................             16,642         22,547          24,096       18,707
Basic net income per common share................               0.31           0.42            0.45         0.35
Net income per common share-assuming dilution....               0.31           0.42            0.45         0.35


                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Shareholder Rights Plan

     On May 17, 2002, the Board of Directors adopted a Shareholder Rights Plan. One Right was distributed for each share of common stock, par value $.01 per share, of the Company held by shareholders of record as of the close of business on May 31, 2002. Each right initially entitles shareholders to buy a unit representing one one-hundredth of a share of a new series of preferred stock of the Company for $160 and expires on May 30, 2012. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock. If a person or group acquires beneficial ownership of 15% or more of the Company's common stock, each right (other than rights held by the acquiror) will, unless the rights are redeemed by the Company, become exercisable upon payment of the exercise price of $160 for common stock of the Company having a market value of twice the exercise price of the right. A copy of the Stockholder Rights Plan was filed on May 28, 2002, with the Securities and Exchange Commission, as Exhibit 99.1 to our report on Form 8-K.

New Accounting Standards

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under the new rules, a liability for the costs associated with an exit or disposal activity will be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan. The new rules were effective for exit or disposal activities initiated after December 31, 2002. The adoption of the new rules did not have a significant impact on our consolidated financial position or results of operations.

     In November 2002, the FASB issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees. The interpretation elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing such guarantee. Initial recognition and measurement provisions of the interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. As of December 31, 2003 and 2002, we did not have any outstanding guarantees other than subsidiary guarantees of parent debt and a residual value guarantee as disclosed in Notes 5 and 6, respectively, to the consolidated financial statements.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

New Accounting Standards (continued)

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amending SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 gives companies electing to expense employee stock options three methods to do so. In addition, the statement amends the disclosure requirements to require more prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. We have elected to continue using the intrinsic value method of accounting for stock-based compensation, therefore, SFAS No. 148 did not have any effect on our consolidated financial position or results of operations. See Note 9 to the consolidated financial statements for additional information regarding stock-based compensation.

     In January 2003, the FASB issued Financial Interpretation 46, Consolidation of Variable Interest Entities. The interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of the interpretation applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to older entities in the first fiscal year or interim period beginning after December 15, 2003. On June 26, 2003, we signed an Amended and Restated Agreement relating to our properties leased from SunTrust Equity Funding, LLC. The agreement with SunTrust Equity Funding, LLC has been recorded and disclosed as an operating lease in the consolidated financial statements in accordance with SFAS No. 13 and Financial Interpretation 46.

     In March 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. Under the new guidance, cash consideration received from a vendor should be classified as a reduction of cost of sales. If the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue. If the consideration is a reimbursement of a specific, incremental, identifiable cost incurred in selling the vendor's product, the cost should be characterized as a reduction of that cost incurred. The guidance was adopted by the Company on January 1, 2003. The Company's policies and practices for recording such vendor concessions as co-operative advertising and vendor allowances and discounts were aligned with the EITF's guidance both prior to and after the application date, therefore, the release did not have any effect on our consolidated financial position or results of operations.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Forward-Looking Statements

     We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained within this annual report discuss, among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described in these forward-looking statements. Please refer to the Risk Factors sections of the Company's annual report on Form 10-K for the year ended December 31, 2003, for more details.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                   December 31,
                                                2003           2002
                                               --------------------------
Assets
Current assets:
  Cash and cash equivalents..................   $    21,094   $    29,333
  Accounts receivable, less allowance
    for doubtful accounts
    of $986 in 2003 and $865 in 2002.........        52,235        45,421
  Amounts receivable from vendors, net.......        50,695        42,918
  Inventory..................................       554,309       504,098
  Deferred income taxes......................         4,753         5,040
  Other current assets.......................         4,399         4,235
                                                -------------------------
      Total current assets...................       687,485       631,045

Property and equipment, at cost:
  Land.......................................        58,571        52,362
  Buildings..................................       212,937       160,425
  Leasehold improvements.....................        79,994        57,376
  Furniture, fixtures and equipment .........       220,123       177,293
  Vehicles...................................        54,517        44,067
                                                -------------------------
                                                    626,142       491,523
  Accumulated depreciation and amortization..       177,084       137,922
                                                -------------------------
      Net property and equipment.............       449,058       353,601

Notes receivable, less current portion.......        24,313         1,880
Other assets, net............................        26,736        22,893
                                                -------------------------
Total assets.................................   $ 1,187,592   $ 1,009,419
                                                =========================

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                     Consolidated Balance Sheets (continued)


                                                        December 31,
                                                    2003          2002
                                              ----------------------------
                                                   (In thousands)
Liabilities and shareholders' equity
Current liabilities:
  Income taxes payable..................       $     6,872     $     9,798
  Accounts payable......................           176,513          85,370
  Accrued payroll.......................            17,307          15,257
  Accrued benefits and withholdings.....            27,368          19,165
  Other current liabilities.............            16,883          17,150
  Current portion of long-term debt.....               925             682
                                              ----------------------------
       Total current liabilities........           245,868         147,422

Long-term debt, less current portion....           120,977         190,470
Deferred income taxes...................            29,448          15,939
Other liabilities.......................             7,014           5,064
Commitments and contingencies...........                 -              -

Shareholders' equity:
  Preferred stock, $0.01 par value:
    Authorized shares-5,000,000
    Issued and outstanding shares-none..                 -              -
  Common stock, $0.01 par value:
    Authorized shares-90,000,000
    Issued and outstanding shares-
     54,664,976 in 2003
     and 53,371,242 in 2002.............               547            534
Additional paid-in capital .............           302,691        269,030
Retained earnings.......................           481,047        380,960
                                              ---------------------------
Total shareholders' equity..............           784,285        650,524
                                              ---------------------------
Total liabilities and
  shareholders' equity..................       $ 1,187,592    $ 1,009,419
                                              ===========================




                             See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                        Consolidated Statements Of Income

                                                     Years ended December 31,
                                                 2003         2002         2001
                                            ----------------------------------------
                                               (In thousands, except per share data)
Product sales.............................  $ 1,511,816   $ 1,312,490   $ 1,092,112
Cost of goods sold, including
 warehouse and distribution expenses......      873,481       759,090       624,294
Operating, selling, general and
 administrative expenses..................      473,060       415,099       353,987
                                            ----------------------------------------
                                              1,346,541     1,174,189       978,281
                                            ----------------------------------------
Operating income..........................      165,275       138,301       113,831
Other income (expense):
    Interest expense......................       (6,864)       (9,248)       (9,092)
    Interest income.......................          298           989         1,362
    Other, net............................        1,333           940           626
                                            ----------------------------------------
                                                 (5,233)       (7,319)       (7,104)
                                            ----------------------------------------
Income before income taxes................      160,042       130,982       106,727
Provision for income taxes................       59,955        48,990        40,375
                                            ----------------------------------------
Net income................................  $   100,087   $    81,992   $    66,352
                                            ========================================
Basic income per common share:
Net income per common share...............  $      1.86   $      1.54   $      1.27
                                            ========================================
Weighted-average common
 shares outstanding.......................       53,908        53,114        52,121
                                            ========================================
Income per common share-assuming dilution:
Net income per common
 share-assuming dilution................... $      1.84   $      1.53   $      1.26
                                            ========================================
Adjusted weighted-average
 common shares outstanding.................      54,530        53,692        52,786
                                            ========================================



                             See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                 Consolidated Statements Of Shareholders' Equity

                                                                               Additional
                                                          Common Stock           Paid-In        Retained
                                                       Shares     Par Value      Capital        Earnings        Total
                                                   ----------------------------------------------------------------------
(In thousands)
Balance at December 31, 2000......................      51,545   $     515    $   230,600    $   232,616    $   463,731
    Issuance of common stock under
       employee benefit plans.....................         223           2          4,856              -          4,858
    Issuance of common stock under
       stock option plans.........................       1,083          11         14,924              -         14,935
    Tax benefit of stock options exercised........           -           -          6,415              -          6,415
    Net income....................................           -           -              -         66,352         66,352
                                                   ----------------------------------------------------------------------
Balance at December 31, 2001......................      52,851         528        256,795        298,968        556,291
    Issuance of common stock under
       employee benefit plans.....................         223           3          6,094              -          6,097
    Issuance of common stock under
       stock option plans.........................         297           3          4,677              -          4,680
    Tax benefit of stock options exercised........           -           -          1,464              -          1,464
    Net income....................................           -           -              -         81,992         81,992
                                                   ----------------------------------------------------------------------
Balance at December 31, 2002......................      53,371         534        269,030        380,960        650,524
    Issuance of common stock under
       employee benefit plans.....................         242           2          6,746              -          6,748
    Issuance of common stock under
       stock option plans.........................       1,052          11         21,429              -         21,440
    Tax benefit of stock options exercised........           -           -          5,486              -          5,486
    Net income....................................           -           -              -        100,087        100,087
                                                   ----------------------------------------------------------------------
Balance at December 31, 2003......................      54,665   $     547    $   302,691    $   481,047    $   784,285
                                                   ======================================================================











                             See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                      Consolidated Statements Of Cash Flows

                                                                    Years ended December 31,
                                                               2003         2002         2001
                                                           -------------------------------------
                                                                      (In thousands)
Operating activities
Net income..............................................    $  100,087   $   81,992   $   66,352
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation..........................................        41,216       35,923       28,963
  Amortization..........................................         1,158          984        1,581
  Provision for doubtful accounts and notes.............         2,461        1,873        2,635
  Gain on sale of property and equipment................          (264)         (58)        (158)
  Deferred income taxes.................................        13,796        5,666        6,371
  Common stock contributed to employee benefit plans....         4,026        3,512        2,690
  Tax benefit of stock options exercised................         5,486        1,464        6,415
  Changes in operating assets and liabilities,
   net of the effects of the acquisition:
    Accounts receivable.................................        (9,108)      (5,701)      (3,432)
    Amounts receivable from vendors ....................        (4,824)      (4,478)      (7,908)
    Inventory...........................................       (50,211)      56,305)     (35,115)
    Refundable income taxes.............................             -          168          (76)
    Other current assets................................          (540)        (788)       1,244
    Accounts payable....................................        60,319       23,495      (16,891)
    Income taxes payable................................        (2,926)       9,798       (1,011)
    Accrued payroll.....................................         2,050        2,391        3,557
    Accrued benefits and withholdings...................         8,203        5,127        4,678
    Other current liabilities...........................          (267)      (1,148)      (9,756)
    Other liabilities...................................         2,179          618         (110)
                                                           -------------------------------------
        Net cash provided by operating activities              172,841      104,533       50,029
                                                           -------------------------------------
Investing activities
Purchases of property and equipment.....................      (136,497)    (102,257)     (68,521)
Proceeds from sale of property and equipment ...........         1,273        2,278        8,534
Acquisition, net of cash acquired ......................             -            -      (20,536)
Payments received on notes receivable...................           871          862          721
 (Investment in) reduction of other assets..............          (212)      (6,268)       1,956
                                                           -------------------------------------
           Net cash used in investing activities........      (134,565)    (105,385)     (77,846)
                                                           -------------------------------------
Financing activities
Borrowings on notes payable to bank.....................             -            -        5,000
Payments on notes payable to bank.......................             -       (5,000)     (35,000)
Proceeds from issuance of long-term debt................        27,900      179,640      289,974
Principal payments on long-term debt....................       (98,577)    (166,761)    (243,422)
Net proceeds from issuance of common stock..............        24,162        7,265       17,102
                                                           -------------------------------------
Net cash provided by (used in) financing activities.....       (46,515)      15,144       33,654
                                                           -------------------------------------
Net increase (decrease) in cash and cash equivalents....        (8,239)      14,292        5,837
Cash and cash equivalents at beginning of year..........        29,333       15,041        9,204
                                                           -------------------------------------
Cash and cash equivalents at end of year................    $   21,094   $   29,333   $   15,041
                                                           =====================================

                             See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

 NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     O'Reilly Automotive, Inc. (the Company) is a specialty retailer and supplier of automotive aftermarket parts, tools, supplies and accessories to both the do-it-yourself (DIY) customer and the professional installer throughout Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, Tennessee, Texas and Virginia.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

     Over-the-counter retail sales are recorded when the customer takes possession of merchandise. Sales to professional installers, also referred to as "commercial sales", are recorded upon delivery of merchandise to the customer, generally at the customer's place of business. Wholesale sales to other retailers, also referred to as "jobber sales" are recorded upon shipment of merchandise. All sales are recorded net of estimated allowances and discounts.

Use of Estimates

     The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States (GAAP), requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Inventory

     Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Cost has been determined using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $543,924,000 and $499,501,000 as of December 31, 2003, and 2002, respectively. During 2003, the Company entered into various programs and arrangements with certain of its vendors that provide for extended dating and payment terms for inventory purchases, including pay-on-scan arrangements.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amounts Receivable from Vendors

     The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising, devaluation programs, allowances for warranties and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor concessions are recognized as a reduction of cost of sales when recognized in the consolidated income statement. Amounts receivable from vendors also includes amounts due the Company for changeover merchandise and product returns. Reserves for uncollectable amounts receivable from vendors are provided for in the Company's consolidated financial statements and consistently have been within management's expectations.

Property and Equipment

     Property and equipment are carried at cost. Depreciation is provided on straight-line and accelerated methods over the estimated useful lives of the assets. Service lives for property and equipment generally range from three to forty years. Leasehold improvements are amortized over the lesser of the useful lives or the term of the respective underlying lease. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is included in the determination of net income as a component of other income (expense). The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

     The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average rates paid for long-term borrowings. Total interest costs capitalized for the years ended December 31, 2003, 2002 and 2001, were $1,808,000, $369,000 and $1,358,000, respectively.

Income Taxes

     The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. The liability method provides that deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to $19,533,000, $14,442,000 and $12,796,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Pre-opening Costs

     Costs associated with the opening of new stores, which consist primarily of payroll and occupancy costs, are charged to operations as incurred.

Stock Option Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options because, as discussed in Note 10, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. SFAS No. 148, Accounting for Stock-Based Compensation -
Transition and Disclosure, further established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Under the intrinsic value method in accordance with APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended December 31, is as follows:

                                              2003        2002       2001
                                          ------------------------------------
                                           (In thousands, except per share data)
Net income as reported.................   $ 100,087   $  81,992   $  66,352
Stock-based compensation expense
  as reported..........................           -           -           -
Stock-based compensation expense
  under fair value method..............       9,204       7,217        5,406
Pro forma net income...................   $  90,883   $  74,775   $   60,946
Pro forma basic net income per share...   $    1.69   $    1.41   $     1.17
Pro forma net income per share-
  assuming dilution....................   $    1.67   $    1.39   $     1.15


                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Share

     Basic earnings per share is based on the weighted-average outstanding common shares. Diluted earnings per share is based on the weighted-average outstanding shares adjusted for the effect of common stock equivalents. Common stock equivalents that could potentially dilute basic earnings per share in the future that were not included in the fully diluted computation because they would have been antidilutive were 66,750, 816,250 and 28,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

 Cash Equivalents

     Cash equivalents consist of investments with maturities of 90 days or less at the day of purchase.

Concentration of Credit Risk

     Financial   instruments   that   potentially   subject   the   Company   to
concentrations of credit risk consist primarily of cash and cash equivalents and accounts and notes receivable.

     The Company grants credit to certain customers who meet the Company's pre-established credit requirements. Concentrations of credit risk with respect to these trade receivables are limited because the Company's customer base consist of a large number of smaller customers, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures and generally does not require security when trade credit is granted to customers. Credit losses are provided for in the Company's consolidated financial statements and consistently have been within management's expectations.

     The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt, as reported in the accompanying consolidated balance sheets, approximates fair value.

Notes Receivable

     The Company had notes receivable from vendors and other third parties amounting to $27,636,000 and $2,362,000 at December 31, 2003 and 2002,
respectively. The notes receivable, which bear interest at rates ranging from 0% to 6%, are due in varying amounts through August 2017.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

     In June, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under the new rules, a liability for the costs associated with an exit or disposal activity will be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan. The new rules are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the new rules did not have a significant impact on our consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amending SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 gives companies electing to expense employee stock options three methods to do so. In addition, the statement amends the disclosure requirements to require more prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company has elected to continue using the intrinsic value method of accounting for stock-based compensation, therefore, SFAS No. 123 did not have any effect on the Company's consolidated financial position or results of operations. See Note 9 to the consolidated financial statements for additional information regarding stock-based compensation.

     In November 2002, the FASB issued Financial Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees. The interpretation elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing such guarantee. Initial recognition and measurement provisions of the interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. As of December 31, 2003 and 2002, the Company did not have any outstanding guarantees other than subsidiary guarantees of parent debt and a residual value guarantee as disclosed in Notes 5 and 6, respectively, to the consolidated financial statements.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (continued)

     In January 2003, the FASB issued Financial Interpretation 46, Consolidation of Variable Interest Entities. The interpretation expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of the interpretation applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to older entities in the first fiscal year and interim period beginning after December 15, 2003. On June 26, 2003, the Company signed an Amended and Restated Agreement relating to our properties leased from SunTrust Equity Funding, LLC. As a result, the agreement with SunTrust Equity Funding, LLC has been properly recorded and disclosed as an operating lease in the consolidated financial statements.

     In March 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. Under the new guidance, cash consideration received from a vendor should be classified as a reduction of cost of sales. If the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue. If the consideration is a reimbursement of a specific, incremental and identifiable cost incurred in selling the vendor's product, the cost should be characterized as a reduction of that cost incurred. The guidance was adopted by the Company on January 1, 2003. The Company's policies and practices for recording such vendor concessions as co-operative advertising and vendor allowances and discounts were aligned with the EITF's guidance both prior to and after the application date, therefore, the release did not have any effect on our consolidated financial position or results of operations.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 2-ACQUISITION

     On October 1, 2001, the Company purchased all of the outstanding stock of Mid-State Automotive Distributors, Inc. (Mid-State) for approximately $20.5 million including acquisition costs. Mid-State was a specialty retailer which supplied automotive aftermarket parts throughout certain states in the southeastern part of the United States. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Mid-State are included in the consolidated statements of income from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The pro forma effect on earnings of the acquisition of Mid-State was not material.

NOTE 3-RELATED PARTIES

     The Company leases certain land and buildings related to its O'Reilly Auto Parts stores under six-year operating lease agreements with O'Reilly Investment Company and O'Reilly Real Estate Company, partnerships in which certain shareholders and directors of the Company are partners. Generally, these lease agreements provide for renewal options for an additional six years at the option of the Company. Additionally, the Company leases certain land and buildings related to O'Reilly Auto Parts stores under 15-year operating lease agreements with O'Reilly-Wooten 2000 LLC, which is owned by certain shareholders of the Company. Generally, these lease agreements provide for renewal options for two additional five-year terms at the option of the Company (see Note 6). Rent expense under these operating leases totaled $3,238,000, $3,222,000 and $2,894,000 in 2003, 2002 and 2001, respectively.

NOTE 4-NOTE PAYABLE TO BANK

     At December 31, 2001, the Company had available short-term unsecured bank lines of credit providing for maximum borrowings of $5 million, all of which was outstanding at December 31, 2001. The lines of credit were fully repaid in 2002.

NOTE 5-LONG-TERM DEBT

     On July 29, 2002, the Company completed an unsecured, three-year syndicated credit facility (Credit Facility) in the amount of $150 million led by Wells Fargo Bank as the Administrative Agent, replacing a five-year syndicated credit facility. The Credit Facility is guaranteed by all of our subsidiaries and may be increased to a total of $200 million, subject to availability of such additional credit from either existing banks within the Credit Facility or other banks. The Credit Facility bears interest at LIBOR plus a spread ranging from 0.875% to 1.375% (2.06% at December 31, 2003 and 2.26% at December 31, 2002) and
expires in July 2005. At December 31, 2003 and 2002, $20.0 million and $90.0 million, respectively, of the Credit Facility was outstanding. Additionally, letters of credit totaling $11.0 million and $6.0 million were outstanding at December 31, 2003 and 2002, respectively. Accordingly, our aggregate availability for additional borrowings under the Credit Facility was $119.0 million and $54.0 million at December 31, 2003 and 2002, respectively. Prior to July 29, 2002, the Company had available an unsecured credit facility providing for maximum borrowings of $140 million. The former facility was comprised of a revolving credit facility of $125 million, and a term loan of $15 million. The former facility, which bore interest at LIBOR plus 0.50%, expired in January 2003. All borrowings outstanding under the old credit facility were fully repaid in July 2002.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 5-LONG-TERM DEBT (CONTINUED)

     The Company issues stand-by letters of credit provided by a $20 million sublimit under the Credit Facility that reduce available borrowings. These letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance and have been issued to replace surety bonds that were previously issued. Letters of credit totaling $11.0 million and $6.0 million were outstanding at December 31, 2003 and 2002, respectively.

     On May 16, 2001, the Company completed a $100 million private placement of two series of unsecured senior notes (Senior Notes). The Series 2001-A Senior Notes were issued for $75 million, are due May 16, 2006, and bear interest at 7.72% per year. The Series 2001-B Senior Notes were issued for $25 million, are due May 16, 2008, and bear interest at 7.92% per year. The private placement agreement allows for a total of $200 million of Senior Notes issuable in series. Proceeds from the transaction were used to reduce outstanding borrowings under the Company's former revolving credit facility.

     The Company leases certain computer equipment under capitalized leases. The lease agreements have terms ranging from 30 months to 36 months, expiring from 2004 to 2006. At December 31, 2003, the monthly installments under these agreements were approximately $85,000. The present value of the future minimum lease payments under these agreements totaled $882,000 and $549,000 at December 31, 2003, and 2002, respectively, which has been classified as long-term debt in the accompanying consolidated financial statements. During 2003, 2002 and 2001, the Company purchased $1,426,000, $812,000 and $467,000, respectively, of assets under capitalized leases.

     Additionally, the Company has various unsecured notes payable to individuals and banks, amounting to $81,000 and $172,000, at December 31, 2003, and 2002, respectively. The weighted-average interest rate on these notes is 7.2% with monthly installments of approximately $2,000 including interest.

     Principal maturities of long-term debt for each of the next five years ending December 31, are as follows (amounts in thousands):

                        2004                    $      925
                        2005                        20,650
                        2006                        75,305
                        2007                            17
                        2008                        25,005
                  Thereafter                             0
                                                ----------
                                                $  121,902
                                                ==========

     Cash paid by the Company for interest during the years ended December 31, 2003, 2002, and 2001, amounted to $6,864,000, $9,248,000, and $9,092,000, respectively.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 6-COMMITMENTS

Lease Commitments

     On June 26, 2003, we completed an amended and restated master agreement to our $50 million Synthetic Operating Lease Facility (the Facility or the
Synthetic Lease) with a group of financial institutions. The terms of the Facility provide for an initial lease period of five years, a residual value guarantee of approximately $44.2 million at December 31, 2003, and purchase options on the properties. The Facility also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The amended and restated Facility has been accounted for as an operating lease under SFAS No. 13 and related interpretations, including
Financial Interpretation No. 46. Future minimum rental commitments under the Facility have been included in the table of future minimum annual rental commitments below.

     On December 29, 2000, the Company completed a sale-leaseback transaction. Under the terms of the transaction, the Company sold 90 properties, including land, buildings and improvements, which generated $52.3 million of additional cash. The lease, which is being accounted for as an operating lease, provides for an initial lease term of 21 years and may be extended for one initial ten-year period and two additional successive periods of five years each. The resulting gain of $4.5 million has been deferred and is being amortized over the initial lease term. Net rent expense is approximately $5.5 million annually and is included in the table of future minimum annual rental commitments below.

     In August 2001, the Company completed a sale-leaseback with O'Reilly-Wooten 2000 LLC (an entity owned by certain shareholders of the Company). The transaction involved the sale and leaseback of nine O'Reilly Auto Parts stores and resulted in approximately $5.6 million of additional cash to the Company. The transaction did not result in a material gain or loss. The lease, which has been accounted for as an operating lease, calls for an initial term of 15 years with three five-year renewal options.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 6-COMMITMENTS (CONTINUED)

     The Company also leases certain office space, retail stores, property and equipment under long-term, non-cancelable operating leases. Most of these leases include renewal options and some include options to purchase and provisions for percentage rent based on sales. At December 31, 2003, future minimum rental payments under all of the Company's operating leases for each of the next five years and in the aggregate are as follows (amounts in thousands):

                  Related   Non-related
                  Parties     Parties      Total
                ---------   ----------  ---------
       2004     $   3,255   $  29,416   $  32,671
       2005         3,062      27,016      30,078
       2006         2,882      25,240      28,122
       2007         2,865      22,909      25,774
       2008         2,790      19,627      22,417
 Thereafter        52,732     129,488     182,220
                ---------   ---------   ---------
                $  67,586   $ 253,696   $ 321,282
                =========   =========   =========


     Rental expense amounted to $31,865,000, $29,652,000 and $25,122,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Other Commitments

     The Company had construction commitments, which totaled approximately $52.8 million, at December 31, 2003.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 7-LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings incidental to the conduct of its business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, they will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 8-EMPLOYEE BENEFIT PLANS

     The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are 21 years of age with at least six months of service. A total of 1,600,000 shares of common stock were reserved for issuance under the plan. Employees may contribute up to 100% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company has agreed to make matching contributions equal to 50% of the first 2% of each employee's contribution and 25% of the next 4% of each employee's contribution. Additional contributions to the plan may be made as determined annually by the Board of Directors. After two years of service, Company contributions and earnings thereon vest at the rate of 20% per year. Company contributions charged to operations amounted to $4,353,000 in 2003, $3,438,000 in 2002 and $3,207,000
in 2001. Company contributions, in the form of common stock, to the profit sharing and savings plan to match employee contributions during the years ended December 31 were as follows:

                 Year                 Market
             Contributed    Shares    Value
             -----------   --------   ----------
               2003         42,183    $1,478,000
               2002         38,354     1,136,000
               2001         37,567       969,000

     Profit sharing contributions accrued at December 31, and funded in the next year through the issuance of shares of the Company's common stock were as follows:

               Year             Market
              Funded   Shares   Value
              ------   ------   ----------
               2003    85,184   $2,300,000
               2002    77,876    2,200,000
               2001    88,118    1,729,000

     The Company also sponsors a non-funded non-contributory defined benefit health care plan, which provides certain health benefits to qualified retired employees. According to the terms of this plan, retirees' annual benefits are limited to $1,000 per employee starting at age 66 for employees with 20 or more years of service. Post-retirement benefit costs for each of the years ended December 31, 2003, 2002, and 2001 amounted to $12,000.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 8-EMPLOYEE BENEFIT PLANS (CONTINUED)

     Additionally, the Company has adopted a stock purchase plan under which 1,300,000 shares of common stock were reserved for issuance. Under the plan, substantially all employees and non-employee directors have the right to purchase shares of the Company's common stock monthly at a price equal to 85% of the fair market value of the stock, not to exceed 5% of the participants annual salary. Purchases of common stock under the plan during the years ended December 31 were as follows:

                        Weighted
                         Average     Market
       Year     Shares    Price      Value
      ------   -------   ------   ----------
       2003    103,457   $27.52   $2,723,000
       2002    102,662    25.18    2,585,000
       2001     97,991    22.13    2,168,000


     The Company has in effect a performance incentive plan for the Company's senior management under which 400,000 shares of stock were reserved for issuance. Shares awarded under the plan vest equally over a three-year period and are held in escrow until such vesting has occurred. Shares are forfeited when an employee ceases employment. Shares, net of forfeitures, issued under the plan during the years ended December 31 were as follows:

              Year              Market
             Funded   Shares     Value
             ------   ------   --------
              2003    10,530   $248,000
              2002     5,881    175,000
              2001      (536)    (9,000)


                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 9-SHAREHOLDERS' EQUITY

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

Stock Option Plans

     The Company has a stock option plan under which incentive stock options or non-qualified stock options may be granted to officers and key employees. An aggregate of 12,000,000 shares of common stock were reserved for issuance under this plan. The exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and the options will expire no later than 10 years from the date of grant. Options granted pursuant to the plan become exercisable no sooner than six months from the date of grant. All grants under the plan since its inception have been non-qualified stock option grants. A summary of outstanding stock options under this plan is as follows:

                                                             Number
                                       Price per Share      of Shares
                                      ---------------------------------
Outstanding at December 31, 2000....  $  8.00 - 26.75      3,295,830
 Granted............................    18.25 - 37.62      1,214,750
 Exercised..........................     8.15 - 26.37     (1,012,695)
 Canceled...........................     8.00 - 37.38       (220,750)
                                      ---------------------------------
Outstanding at December 31, 2001....  $  8.69 - 37.62      3,277,135
 Granted............................    24.96 - 35.48        712,500
 Exercised..........................     8.69 - 30.23       (296,858)
 Canceled...........................     8.75 - 38.00       (202,075)
                                      ---------------------------------
Outstanding at December 31, 2002....  $  8.94 - 37.62      3,490,702
 Granted............................    23.01 - 44.81      1,035,750
 Exercised..........................     8.94 - 37.62     (1,051,940)
 Canceled...........................     8.94 - 38.98       (222,413)
                                      ---------------------------------
Outstanding at December 31, 2003....  $ 10.56 - 44.81      3,252,099
                                      =================================

     Options to purchase 1,223,409, 1,566,104 and 1,250,261 shares of common stock were exercisable at December 31, 2003, 2002, and 2001, respectively.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 9-SHAREHOLDERS' EQUITY (CONTINUED)

     The Company also maintains a stock option plan for non-employee directors of the Company under which 500,000 shares of common stock were reserved for issuance. All director stock options are granted at fair market value on the date of grant and expire on the earlier of termination of service to the Company as a director or seven years. Options granted under this plan become exercisable six months from the date of grant. A summary of outstanding stock options under this plan is as follows:

                                                            Number
                                        Price per Share    of Shares
                                       -----------------------------
  Outstanding at December 31, 2000.... $ 9.09 -  23.91      90,000
   Granted............................           20.65      30,000
   Exercised..........................   9.09 -  23.91     (70,000)
                                       -----------------------------
  Outstanding at December 31, 2001.... $12.44 -  23.91      50,000
   Granted............................           29.02      30,000
                                       -----------------------------
  Outstanding at December 31, 2002.... $12.44 -  29.02      80,000
   Granted............................           29.20      30,000
                                       -----------------------------
  Outstanding at December 31, 2003.... $12.44 -  29.20     110,000
                                       =============================

     All options under this plan were exercisable at December 31, 2003, 2002, and 2001.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee and non-employee director stock options under the fair value method.

     The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002, and 2001, respectively: risk-free interest rates of 3.61%, 4.01% and 5.16%; volatility factors of the expected market price of the Company's common stock of .458, .481, and .475; and weighted-average expected life of the options of 9.4, 9.0 and 9.0 years. The Company assumed a 0% dividend yield over the expected life of the options. The weighted-average fair values of options granted during the years ended December 31, 2003, 2002, and 2001 were $20.56, $17.75 and $16.52, respectively. The weighted-average remaining contractual life at December 31, 2003, for all outstanding options under the Company's stock option plans is 7.5 years. The weighted-average exercise price for all outstanding options under the Company's stock option plans was $26.11, $22.78 and $20.63 at December 31, 2003, 2002 and 2001, respectively.

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

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 10-INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted income per common share:


                                                               Years ended December 31,
                                                           2003         2002       2001
                                                       -------------------------------------
                                                       (In thousands, except per share data)
Numerator (basic and diluted):
  Net income.........................................  $ 100,087   $  81,992   $  66,352

Denominator:
  Denominator for basic income per common share-
    weighted-average shares..........................     53,908      53,114      52,121
  Effect of stock options (Note 9)...................        622         578         665

  Denominator for diluted income per common share-
    adjusted weighted-average shares and
    assumed conversion...............................     54,530      53,692      52,786

Basic net income per common share....................  $    1.86   $    1.54   $    1.27

Net income per common share-assuming dilution........  $    1.84   $    1.53   $    1.26

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 11-INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                  2003         2002
                                             ----------------------------
                                                    (In thousands)
Deferred tax assets:
 Current:
  Allowance for doubtful accounts..........  $      373   $      327
  Inventory carrying value.................           -          967
  Other accruals...........................       6,973        3,746
  Total deferred tax assets................       7,346        5,040

Deferred tax liabilities:
 Current:
  Inventory carrying value.................       2,593            -

 Noncurrent:
  Property and equipment...................      29,171       15,685
  Other....................................         277          254
   Total deferred tax liabilities..........      32,041       15,939
   Net deferred tax liabilities ...........  $  (24,695)   $ (10,899)


                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 11-INCOME TAXES (CONTINUED)

     The provision for income taxes consists of the following:

                            Current     Deferred      Total
                                    (In thousands)
                           ---------------------------------
2003:
     Federal.............. $  41,465   $  12,362   $  53,827
     State................     4,694       1,434       6,128
                           ---------------------------------
                           $  46,159   $  13,796   $  59,955
                           =================================
2002:
     Federal.............. $  39,038   $   5,113   $  44,151
     State................     4,286         553       4,839
                           ---------------------------------
                           $  43,324   $   5,666   $  48,990
                           =================================
2001:
     Federal.............. $  30,429   $   5,702   $  36,131
     State................     3,575         669       4,244
                           ---------------------------------
                           $  34,004   $   6,371   $  40,375
                           =================================

     A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows:

                                                           2003        2002        2001
                                                       ---------------------------------
                                                                  (In thousands)
Federal income taxes at statutory rate...............  $  56,015   $  45,844   $  37,354
State income taxes, net of federal tax benefit.......      3,935       3,140       2,775
Other items, net.....................................          5           6         246
                                                       ---------------------------------
                                                       $  59,955   $  48,990   $  40,375
                                                       =================================

     The tax benefit associated with the exercise of non-qualified stock options
has  been  reflected  as  additional   paid-in   capital  in  the   accompanying
consolidated financial statements.

     During the years ended December 31, 2003, 2002, and 2001, cash paid by the Company for income taxes amounted to $43,007,000, $31,119,000 and $28,676,000, respectively.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

                         Report Of Independent Auditors

The Board of Directors and Shareholders
O'Reilly Automotive, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of O'Reilly Automotive, Inc. and Subsidiaries as of December 31, 2003, and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O'Reilly Automotive, Inc. and Subsidiaries at December 31, 2003, and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP


Kansas City, Missouri
February 19, 2004

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)

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

Ernst & Young LLP
One Kansas City Place
Kansas City, Missouri 64105-2143

LEGAL COUNSEL

Gallop Johnson & Neuman, L.C.
101 South Hanley Road, Suite 1600
St. Louis, Missouri 63105

Skadden, Arps, Slate, Meagher & Flom
333 West Wacker Drive, Suite 2100
Chicago, Illinois 60606

ANNUAL MEETING

The annual meeting of shareholders of O'Reilly Automotive, Inc. will be held at 10:00 a.m. local time on May 4, 2004, at the University Plaza Convention Center, 333 John Q. Hammons Parkway in Springfield, Missouri. Sharedholders of record as of February 27, 2004, will be entitled to vote at this meeting.

FORM 10-K REPORT

The Form 10-K Report of O'Reilly Automotive, Inc. filed with the Securities and Exchange Commission and our quarterly press releases are available without charge to shareholders upon written request. These requests and other investor contacts should be directed to James R. Batten, Executive Vice President of Finance/Chief Financial Officer, at the corporate address.

TRADING SYMBOL

The Company's common stock is traded on The Nasdaq Stock Market (National Market) under the symbol ORLY.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2003 Annual Report to Shareholders (continued)



NUMBER OF SHAREHOLDERS

As of February 27, 2004, O'Reilly Automotive, Inc. had approximately 26,299 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

ANALYST COVERAGE

The following analysts provide research coverage of O'Reilly Automotive, Inc.:

Advest, Inc. - Derrick Irwin
AG Edwards & Sons - Brian Postol
Lehman Brothers Equities Research - Alan Rifkin
Raymond James & Associates - Gerald Marks
Sidoti & Company - Scott Stember
Smith Barney - Bill Sims
SunTrust Robinson Humphrey Capital Markets - Frank Brown
Wells Fargo Securities, LLC - Christopher Svezia
Whitaker Securities LLC - Cid Wilson
William Blair & Company - Sharon Zackfia
UBS Equities - Gary Balter
Piper Jaffray - Reed Anderson


MARKET PRICES AND DIVIDEND INFORMATION

The prices in the table below represent the high and low sales price for O'Reilly Automotive, Inc. common stock as reported by the Nasdaq Stock Market.

The common stock began trading on April 22, 1993. No cash dividends have been declared since 1992, and the Company does not anticipate paying any cash dividends in the foreseeable future.

                              2003                         2002
                   ----------------------------  ----------------------------
                       High            Low           High            Low
                   -------------  -------------  -------------  -------------
First Quarter       $  27.86       $  22.91         $  37.25       $  28.61
Second Quarter         35.39          26.76            34.42          27.05
Third Quarter          39.96          33.23            32.47          24.10
Fourth Quarter         44.90          36.54            31.40          24.28
For the Year           44.90          22.91            37.25          24.10


                   O'Reilly Automotive, Inc. and Subsidiaries
                   Exhibit 21.1 - Subsidiaries of the Company

               Subsidiary                      State of Incorporation
    -----------------------------------        ----------------------
    Ozark Automotive Distributors, Inc.                Missouri
    Greene County Realty Co.                           Missouri
    O'Reilly II Aviation, Inc.                         Missouri
    Ozark Services, Inc.                               Missouri
    Hi-LO Investment Company                           Delaware
    Hi-LO Management Company                           Delaware



     One hundred percent of the capital stock of each of the above listed subsidiaries is directly owned by O'Reilly Automotive, Inc.

                   O'Reilly Automotive, Inc. and Subsidiaries
        Exhibit 23.1 - Consent of Ernst & Young LLP, independent auditors




We consent to the incorporation by reference in this Annual Report (Form 10-K) of O'Reilly Automotive, Inc. and Subsidiaries of our report dated February 19, 2004 included in the 2003 Annual Report to Shareholders of O'Reilly Automotive, Inc. and Subsidiaries.

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

We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-61632, Form S-8 No. 33-73892, Form S-8 No. 33-91022, Form S-8
No. 333-59568, Form S-8 No. 333-63467 and Form S-8 No. 333-111976) pertaining to the O'Reilly Automotive, Inc. 2003 Employee Stock Option Plan, the O'Reilly Automotive, Inc. 2003 Director Stock Option Plan, the O'Reilly Automotive, Inc. 1993 Stock Option Plan, the O'Reilly Automotive, Inc. 1993 Director Stock Option Plan and the O'Reilly Automotive, Inc. Stock Purchase Plan of O'Reilly Automotive, Inc. of our report dated February 19, 2004, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the consolidated financial statement schedule included in this Annual Report (Form 10-K) of O'Reilly Automotive, Inc. for the year ended December 31, 2003.


                                                        /s/ ERNST & YOUNG LLP



Kansas City, Missouri
March 9, 2004

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

March 12, 2004                         /s/  David E. O'Reilly
                                       -----------------------------------------
                                       Co-Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

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

March 12, 2004                         /s/  James R. Batten
                                       -----------------------------------------
                                       Executive Vice-President of Finance,
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Accounting
                                                Officer)
                                      100

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 32.1 - CEO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David E. O'Reilly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ David E. O'Reilly
-----------------------------------------
David E. O'Reilly
Chief Executive Officer

March 12, 2004


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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 32.2 - CFO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James R. Batten, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ James R. Batten
-------------------------------------
James R. Batten
Chief Financial Officer

March 12, 2004



This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.