Form 10-Q
period 2004-03-31
O REILLY AUTOMOTIVE INC
filed 2004-05-05
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ____________________


                         Commission file number 0-21318


                            O'REILLY AUTOMOTIVE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Missouri                                       44-0618012
-------------------------------------------------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
     of incorporation or
        organization)

                               233 South Patterson
                           Springfield, Missouri 65802
-------------------------------------------------------------------------------
               (Address of principal executive offices, Zip code)

                                 (417) 862-6708
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]           No [ ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes [X]           No [ ]

Common stock, $0.01 par value - 54,784,667 shares outstanding as of March 31, 2004. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $2,193,578,067 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

This report contains a total of 19 pages of which this page is number 1.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          Quarter Ended March 31, 2004


                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
    Condensed Consolidated Balance Sheets                                  3
    Condensed Consolidated Statements of Income                            4
    Condensed Consolidated Statements of Cash Flows                        5
    Notes to Condensed Consolidated Financial Statements                   6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION                              8

  ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                    11

  ITEM 4 - CONTROLS AND PROCEDURES                                        11

PART II - OTHER INFORMATION

  ITEM 5 - OTHER INFORMATION                                              11

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               11

SIGNATURE PAGE                                                            12

EXHIBIT INDEX                                                             13


PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                      March 31,     December 31,
                                                        2004            2003
                                                    ------------    ------------
                                                     (Unaudited)       (Note)
 Assets
 Current assets:
   Cash and cash equivalents                        $     45,337    $     21,094
   Accounts receivable, net                               58,068          52,235
   Amounts receivable from vendors, net                   47,673          50,695
   Inventory                                             561,914         554,309
   Deferred income taxes                                     427           4,753
   Other current assets                                    9,219           4,399
                                                    ------------    ------------
      Total current assets                               722,638         687,485

 Property and equipment, at cost                         663,294         626,142
 Accumulated depreciation and amortization               185,550         177,084
                                                    ------------    ------------
   Net property and equipment                            477,744         449,058

 Notes receivable, less current portion                   23,377          24,313
 Other assets, net                                        29,218          26,736
                                                    ------------    ------------
 Total assets                                       $  1,252,977    $  1,187,592
                                                    ============    ============

 Liabilities and shareholders' equity
 Current liabilities:
   Income taxes payable                             $     14,214    $      6,872
   Accounts payable                                      216,536         176,513
   Accrued payroll                                        16,883          17,307
   Accrued benefits and withholdings                      31,343          27,368
   Other current liabilities                              17,833          16,883
   Current portion of long-term debt                         833             925
                                                    ------------    ------------
      Total current liabilities                          297,642         245,868

 Long-term debt, less current portion                    100,823         120,977
 Deferred income taxes                                    32,578          29,448
 Other liabilities                                         7,129           7,014

 Shareholders' equity:
   Common stock, $0.01 par value:
    Authorized shares-90,000,000
    Issued and outstanding shares-
     54,784,667 shares at March 31, 2004,
     and 54,664,976 at December 31, 2003                     548             547
    Additional paid-in capital                           306,084         302,691
    Retained earnings                                    508,173         481,047
                                                    ------------    ------------
 Total shareholders' equity                              814,805         784,285
                                                    ------------    ------------
 Total liabilities and shareholders' equity         $  1,252,977    $  1,187,592
                                                    ============    ============


NOTE: The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

           See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                ------------------------
                                                    2004          2003
                                                ----------    ----------
                                                  (In thousands, except
                                                      per share data)
Product sales                                   $  403,294    $  339,475

Cost of goods sold, including
   warehouse and distribution expenses             233,956       198,529
                                                ----------    ----------
Gross profit                                       169,338       140,946

Operating, selling, general
   and administrative expenses                     125,566       107,605
                                                ----------    ----------
Operating income                                    43,772        33,341
Other expense, net                                    (446)       (1,763)
                                                ----------    ----------
Income before income taxes                          43,326        31,578

Provision for income taxes                          16,200        11,850
                                                ----------    ----------
Net income                                      $   27,126    $   19,728
                                                ==========    ==========

Net income per common
   share - basic                                $     0.50    $     0.37
                                                ==========    ==========
Weighted-average common
   shares outstanding - basic                       54,694        53,402
                                                ==========    ==========
Net income per common
   share - assuming dilution                    $     0.49    $     0.37
                                                ==========    ==========
Adjusted weighted-average
   common shares outstanding
   - assuming dilution                              55,381        53,753
                                                ==========    ==========

            See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                     March 31,
                                                             ------------------------
                                                                2004          2003
                                                             ----------    ----------
                                                                  (In thousands)
Net cash provided by operating activities                    $   82,012    $   57,344

Investing activities:
     Purchases of property and equipment                        (40,078)      (32,189)
     Proceeds from sale of property and equipment                   667            71
     Payments received on notes receivable                          936           173
     Investments in other assets                                 (1,428)       (1,974)
                                                             ----------    ----------
Net cash used in investing activities                           (39,903)      (33,919)

Financing activities:
     Principal payments on long-term debt                       (20,246)      (35,204)
     Net proceeds from issuance of common stock                   2,380         2,190
                                                             ----------    ----------
Net cash used in financing activities                           (17,866)      (33,014)
                                                             ----------    ----------
Net increase (decrease) in cash and cash equivalents             24,243        (9,589)
Cash and cash equivalents at beginning of period                 21,094        29,333
                                                             ----------    ----------
Cash and cash equivalents at end of period                   $   45,337    $   19,744
                                                             ==========    ==========


            See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2004


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

                                                            2004      2003
                                                        ---------------------
                                                       (In thousands, except
                                                          per share data)
 Net income as reported.......................          $  27,126   $  19,728
 Stock-based compensation expense
   as reported................................                  -           -
 Stock-based compensation expense
   under fair value method....................              2,896       2,031
                                                        ---------------------
 Pro forma net income.........................          $  24,230   $  17,697
                                                        =====================
 Pro forma basic net income per share.........          $    0.44   $    0.33
                                                        =====================
 Pro forma net income per share-
   assuming dilution..........................          $    0.44   $    0.33
                                                        =====================

3.   Synthetic Lease Facility

On June 26, 2003, we completed an amended and restated master agreement relating to our properties leased from SunTrust Equity Funding, LLC ("the Facility"). The terms of the amended and restated Facility provide for an initial lease period of five years, a residual value guarantee of approximately $44.2 million at March 31, 2004, and purchase options on the properties. The Facility also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The agreement with SunTrust Equity Funding, LLC has been recorded and disclosed as an operating lease in accordance with Financial Accounting Standards Board Statement No. 13 and Financial Interpretation No. 46 and 46R

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                                 March 31, 2004

4.   Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share for the quarters ended March 31:

                                                              2004       2003
                                                          ----------------------
Numerator (basic and diluted):
      Net income.....................................     $  27,126    $  19,728
                                                          ======================
Denominator:
      Denominator for basic income per common
         share-weighted-average shares...............        54,694       53,402
      Effect of stock options........................           687          351
                                                          ----------------------
      Denominator for diluted income per common
         share-adjusted weighted-average shares
         and assumed conversion......................        55,381       53,753
                                                          ======================
Basic net income per common share....................     $    0.50    $    0.37
                                                          ======================
Net income per common share-assuming
      dilution.......................................     $    0.49    $    0.37
                                                          ======================

5.   Recent Accounting Pronouncements

In January 2003 and as revised in December 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46") and FASB Interpretation No. 46R. Interpretations 46 and 46R require companies with a variable interest in a variable interest entity to apply this guidance as of the beginning of the first reporting period after December 31, 2003. The application of the guidance could result in the consolidation of a variable interest entity. The Company's adoption of Interpretations 46 and 46R did not have a material effect on the Company's financial position or results of operations.

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

o Stock-based compensation - We have elected to use the intrinsic value method of accounting for stock options issued under our stock option plans and accordingly do not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information for the years ended March 31, is as follows:

                                                            2004      2003
                                                        ---------------------
                                                       (In thousands, except
                                                          per share data)
 Net income as reported.......................          $  27,126   $  19,728
 Stock-based compensation expense
   as reported................................                  -           -
 Stock-based compensation expense
   under fair value method....................              2,896       2,031
                                                        ---------------------
 Pro forma net income.........................          $  24,230   $  17,697
                                                        =====================
 Pro forma basic net income per share.........          $    0.44   $    0.33
                                                        =====================
 Pro forma net income per share-
   assuming dilution..........................          $    0.44   $    0.33
                                                        =====================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

Results of Operations

Product sales increased $63.8 million, or 18.8% from $339.5 million in the first quarter of 2003, to $403.3 million in the first quarter of 2004. This increase was primarily due to the opening of 23 net, new stores during the first quarter of 2004, in addition to a 12.4% increase in comparable store product sales for the first quarter of 2004. At March 31, 2004, we operated 1,132 stores compared to 1,011 stores at March 31, 2003.

Gross profit increased $28.4 million, or 20.1% from $140.9 million (or 41.5% of product sales) in the first quarter of 2003, to $169.3 million (or 42.0% of product sales) in the first quarter of 2004. The increase in gross profit dollars was primarily a result of the increase in sales resulting from the increase in the number of stores open during the first quarter of 2004 compared to the same period in 2003, and increased sales levels at existing stores. The increase in gross profit as a percentage of product sales was primarily a result of a change in our product sales mix.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $18.0 million, or 16.7% from $107.6 million (or 31.7% of product sales) in the first quarter of 2003 to $125.6 million (or 31.1% of product sales) in the first quarter of 2004. The dollar increase in OSG&A expenses resulted from the addition of team members and resources in order to support the increased level of our operations. The decrease in OSG&A as a percentage of product sales was primarily due to economies of scale achieved and the result of management's efforts to increase labor productivity.

Other expense, net decreased by $1.3 million in the first quarter of 2004 compared to the first quarter of 2003. The overall decrease in other expense was primarily due to a decrease in interest expense as a result of a decrease in average borrowings.

Our estimated provision for income taxes increased $4.4 million to $16.2 million for the first quarter of 2004 compared to the same period in 2003, as a result of our increased taxable income. Our effective tax rate was 37.4% of income before income taxes for the first quarter of 2004 and 37.5% for the first quarter of 2003.

Principally, as a result of the foregoing, net income increased from $19.7 million (or 5.8% of product sales) in the first quarter of 2003 to $27.1 million (or 6.7% of product sales) in the first quarter of 2004.

Liquidity and Capital Resources

Net cash provided by operating activities increased from $57.3 million for the first three months in 2003 to $82.0 million for the first three months of 2004. This increase was principally the result of increased net income and an increase in accounts payable, income taxes payable and accrued benefits and withholdings, partially offset by increases in accounts receivable, inventory and other current assets. The increase in accounts payable was primarily attributable to the timing of payments and more favorable payment terms from vendors. The increases in accounts receivable and inventory are primarily due to our continuing store growth.

Net cash used in investing activities increased from $33.9 million during the first three months in 2003 to $39.9 million for the comparable period in 2004, primarily due to the increased purchases of property and equipment for new store growth.

Net cash used in financing activities decreased from $33.0 million in the first three months of 2003 to $17.9 million in the first three months of 2004, primarily due to a decrease in principal payments on long-term debt.

We have available an unsecured, three-year syndicated revolving credit facility in the amount of $150 million. The credit facility is guaranteed by all of our subsidiaries and may be increased to a total of $200 million, subject to availability of such additional credit from either existing banks within the syndicate or other banks. At March 31, 2004, none of the revolving credit facility was outstanding. Additionally, letters of credit totaling $13.8 million were outstanding at March 31, 2004. Accordingly, we have aggregate availability for additional borrowings of $136.2 million under the revolving credit facility. The revolving credit facility, which bears interest at LIBOR plus a spread ranging from 0.875% to 1.375% (2.00% at March 31, 2004), expires in July 2005.

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

During the first three months of 2004, 23 net, new stores were opened. The Company plans to open 117 additional stores during the remainder of 2004. The funds required for such planned expansions are expected to be provided by operating activities and the existing and available bank credit facilities.

We believe that our existing cash, short-term investments, cash expected to be provided by operating activities, available bank credit facilities and trade credit will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future.

New Accounting Standards

In January 2003 and as revised in December 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46") and FASB Interpretation No. 46R. Interpretations 46 and 46R require companies with a variable interest in a variable interest entity to apply this guidance as of the beginning of the first reporting period after December 31, 2003. The application of the guidance could result in the consolidation of a variable interest entity. The Company's adoption of Interpretations 46 and 46R did not have a material effect on the Company's financial position or results of operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained within this filing discuss, among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described in these forward-looking statements. Please refer to the Risk Factors sections of the Company's Form 10-K for the year ended December 31, 2003, for more details.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates. Since no amounts were outstanding under the revolving credit facility at March 31, 2004, changes in interest rates would not have any effect. In the event of an adverse change in interest rates and assuming the Company had amounts outstanding under the credit facility, management would likely take actions that would mitigate our exposure to interest rate risk particularly if our borrowing levels increase to any significant extent; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2004, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company's internal control over financial reporting during the first quarter of 2004 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.


PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

In January 2003 and as revised in December 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46") and FASB Interpretation No. 46R. Interpretations 46 and 46R require companies with a variable interest in a variable interest entity to apply this guidance as of the beginning of the first reporting period after December 31, 2003. The application of the guidance could result in the consolidation of a variable interest entity. The Company's adoption of Interpretations 46 and 46R did not have a material effect on the Company's financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: See Exhibit Index on page 14 hereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        O'REILLY AUTOMOTIVE, INC.

May 4, 2004             /s/  David E. O'Reilly
-----------             --------------------------------------------------------
Date                    David E. O'Reilly, Co-Chairman of the Board and Chief
                          Executive Officer (Principal Executive Officer)


May 4, 2004             /s/  James R. Batten
-----------             --------------------------------------------------------
Date                    James R. Batten, Executive Vice-President of Finance and
                          Chief Financial Officer (Principal Financial and Accounting Officer)

                                    EXHIBIT INDEX

Number                          Description                                                Page
------      -------------------------------------------------------------------------      ----
31.1        Certificate of the Chief Executive Officer pursuant to Section 302 of the      14
              Sarbanes-Oxley Act of 2002, filed herewith.
31.2        Certificate of the Chief Financial Officer pursuant to Section 302 of the      15
              Sarbanes-Oxley Act of 2002, filed herewith.
32.1        Certificate of the Chief Executive Officer pursuant to Section 906 of the      16
              Sarbanes-Oxley Act of 2002, filed herewith.
32.2        Certificate of the Chief Financial Officer pursuant to Section 906 of the      17
              Sarbanes-Oxley Act of 2002, filed herewith.
99.1        Certain Risk Factors, filed herewith.                                          18

                                    Page 13

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



Date:  May 4, 2004               /s/ David E. O'Reilly
------------------               -----------------------------------------------
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



Date:  May 4, 2004               /s/ James R. Batten
------------------               -----------------------------------------------
                                 James R. Batten, Vice President of Finance
                                   and Chief Financial Officer (Principal
                                   Financial and Accounting Officer)

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 32.1 - CEO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
E. O'Reilly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ David E. O'Reilly
--------------------------------------------
David E. O'Reilly
Chief Executive Officer

May 4, 2004


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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 32.2 - CFO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
R. Batten, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ James R. Batten
------------------------------------------
James R. Batten
Chief Financial Officer

May 4, 2004

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

The risk factors listed in this exhibit, as well as any cautionary language in this Form 10-Q, are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired business, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described in these forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in our annual report on Form 10-K for the year ended December 31, 2003 (the "2003 Form 10-K") could have a material adverse effect on our business, operating results and financial condition.

Competition

We compete with a large number of retail (DIY) and wholesale (professional installers) automotive aftermarket product suppliers. The distribution of automotive aftermarket products is a highly competitive industry, particularly in the more densely populated market areas that we serve. Competitors include national and regional automotive parts chains, independently owned parts stores (some of which are associated with national auto parts distributors or associations), automobile dealerships, mass or general merchandise, discount and convenience chains that carry automotive products, independent warehouse distributors and parts stores and national warehouse distributors and associations. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than we are overall but have a greater presence than we do in a particular market. For a list of our principal competitors, see the "Competition" section of Item 1 to our 2003 Form 10-K.

No Assurance of Future Growth

We believe that our ability to open additional stores at an accelerated rate will be a significant factor in achieving our growth objectives for the future. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2004 and beyond will be achieved.
For a discussion of our growth strategies, see the "Growth and Expansion Strategies" section of Item 1 to our 2003 Form 10-K.

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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 Exhibit 99.1 - Certain Risk Factors (continued)

Sensitivity to Regional Economic and Weather Conditions

All of our stores are located in the Central and Southern United States. In particular, approximately 33.6% of our stores are located in Texas. Therefore, our business is sensitive to the economic and weather conditions of this region. Unusually severe or inclement weather tends to reduce sales, particularly to DIY customers.

Dependence Upon Key and Other Personnel

Our success has been largely dependent on the efforts of certain key personnel, including David E. O'Reilly, Ted F. Wise, Greg L. Henslee and Jim Batten. Our business and results of operations could be materially adversely affected by the loss of the services of one or more of these individuals. Additionally, our successful implementation and management of our growth and expansion strategies will depend on our ability to continue to attract and retain qualified personnel. We cannot be sure that we will be able to continue to attract such personnel. For a further discussion of our management and personnel, see the "Business" section of Item 1 and Item 4a of our 2003 Form 10-K and our Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Shareholders.

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