Form 10-Q/A
period 2003-03-31
O REILLY AUTOMOTIVE INC
filed 2004-06-04
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A
                                 (AMENDMENT #1)

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

This report contains a total of 10 pages of which this page is number 1.

EXPLANATORY NOTE

The registrant is filing this Form 10-Q/A solely to correct the inadvertent omission of "Item 5 - Submission of Matters to a Vote of Security Holders" from the Form 10-Q for the quarter ended March 31, 2003, filed by the registrant on May 9, 2003, (the "Form 10-Q"). No other changes have been made to the Form 10-Q.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                   FORM 10-Q/A
                          Quarter Ended March 31, 2003


                                TABLE OF CONTENTS


                                                                         Page
PART II - OTHER INFORMATION                                              ----

  ITEM 5 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              4

SIGNATURE PAGE                                                              5

CERTIFICATIONS                                                              6

EXHIBIT INDEX                                                               8

PART II - OTHER INFORMATION

ITEM 5. SUMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Our Annual Meeting of the Shareholders was held on May 6, 2003. Of the 53,416,226 shares entitled to vote at such meeting, 49,074,235 shares were present at the meeting in person or by proxy.

(b) The individual listed below were elected as a Class I Director, and with respect to each such Director, the number of shares voted for and withheld were as follows:

                                               Number of Shares Voted
                                              ------------------------
       Name of Nominee                           For         Withheld
       -----------------------                ----------     ---------
       Charles H. O'Reilly Jr.                39,615,685     9,457,550

The individuals listed below are Directors whose term of office continued after the meeting:

David E. O'Reilly
Rosalie O'Reilly-Wooten
Lawrence P. O'Reilly
Joe C. Greene
Jay Burchfield
Paul Lederer

(c) The 2003 Employee Stock Option Plan was approved, the number of shares voted for, against and abstained were as follows:

                           Number of Shares Voted
                  ----------------------------------------
                     For           Against        Abstain
                  ----------     ----------     ----------
                  22,918,103     19,212,694       49,725



(d) The 2003 Director Stock Option Plan was approved, the number of shares voted for, against and abstained were as follows:

                           Number of Shares Voted
                  ----------------------------------------
                      For          Against        Abstain
                  ----------     ----------     ----------
                  39,506,563      2,613,793       60,166

(e) Ernst & Young LLP was ratified as independent auditor for the fiscal year ending December 31, 2003, the number of shares voted for, against and abstained were as follows:

                           Number of Shares Voted
                  ----------------------------------------
                     For           Against       Abstain
                  ----------     ----------     ----------
                  34,901,792     14,141,148       31,295

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         O'REILLY AUTOMOTIVE, INC.

June 4, 2004             /s/  David E. O'Reilly
------------             -------------------------------------------------------
Date                     David E. O'Reilly, Co-Chairman of the Board and Chief
                           Executive Officer (Principal Executive Officer)


June 4, 2004             /s/  James R. Batten
------------             -------------------------------------------------------
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


Date:  June 4, 2004        /s/ David E. O'Reilly
                           -----------------------------------------------------
                           David E. O'Reilly, Co-Chairman of the Board and Chief
                            Executive Officer (Principal Executive Officer)

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


Date:  June 4, 2004        /s/ James R. Batten
                           -----------------------------------------------------
                           James R. Batten, Vice President of Finance
                            and Chief Financial Officer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Number  Description                                                                     Page
------  -----------                                                                     ----
99.1    Certificate of the Chief Executive  Officer  pursuant to 18 U.S.C.  Section
        1350,  as 9 adopted  pursuant to Section 906 of the  Sarbanes-Oxley  Act of
         2002, filed herewith.                                                             9

99.2    Certificate of the Chief Financial  Officer  pursuant to 18 U.S.C.  Section
        1350, as 10 adopted  pursuant to Section 906 of the  Sarbanes-Oxley  Act of
        2002, filed herewith.                                                             10

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 99.1 - CEO Certification



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

June 4, 2004


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

June 4, 2004



This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.