Form 10-Q
period 2004-06-30
O REILLY AUTOMOTIVE INC
filed 2004-08-04
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

         Yes [X]    No [  ]

The registrant has 55,108,052 shares of its common stock, par value $0.01, outstanding as of June 30, 2004.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           Quarter Ended June 30, 2004

                                TABLE OF CONTENTS
                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
  Condensed Consolidated Balance Sheets                                   3
  Condensed Consolidated Statements of Income                             4
  Condensed Consolidated Statements of Cash Flows                         5
  Notes to Condensed Consolidated Financial Statements                    6

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                             8

 ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                    11

 ITEM 4 - CONTROLS AND PROCEDURES                                        11

PART II - OTHER INFORMATION

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11

 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               12

SIGNATURE PAGE                                                           13

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                   June 30,   December 31,
                                                    2004           2003
                                                -----------   -----------
                                                (Unaudited)       (Note)
Assets
Current assets:
  Cash and cash equivalents                     $    88,117   $    21,094
  Accounts receivable, net                           60,573        52,235
  Amounts receivable from vendors, net               51,603        50,695
  Inventory                                         582,993       554,309
  Deferred income taxes                               2,393         4,753
  Other current assets                                7,084         4,399
                                                -----------   -----------
    Total current assets                            792,763       687,485

Property and equipment, at cost                     704,045       626,142
Accumulated depreciation and amortization           196,512       177,084
                                                -----------   -----------
  Net property and equipment                        507,533       449,058

Notes receivable, less current portion               22,456        24,313
Other assets, net                                    29,963        26,736
                                                -----------   -----------
Total assets                                    $ 1,352,715   $ 1,187,592
                                                ===========   ===========

Liabilities and shareholders' equity
Current liabilities:
  Income taxes payable                          $    17,380   $     6,872
  Accounts payable                                  258,987       176,513
  Accrued payroll                                    19,447        17,307
  Accrued benefits and withholdings                  32,831        27,368
  Other current liabilities                          21,442        16,883
  Current portion of long-term debt                     776           925
                                                -----------   -----------
    Total current liabilities                       350,863       245,868

Long-term debt, less current portion                100,616       120,977
Deferred income taxes                                35,400        29,448
Other liabilities                                     7,691         7,014

Shareholders' equity:
  Common stock, $0.01 par value:
    Authorized shares-90,000,000
    Issued and outstanding shares-
      55,108,052 shares at June 30, 2004,
      and 54,664,976 at December 31, 2003               551           547
  Additional paid-in capital                        316,769       302,691
    Retained earnings                               540,825       481,047
                                                -----------   -----------
Total shareholders' equity                          858,145       784,285
                                                -----------   -----------
Total liabilities and shareholders' equity      $ 1,352,715   $ 1,187,592
                                                ===========   ===========


NOTE: The condensed consolidated balance sheet at December 31, 2003, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

           See "Notes to Condensed Consolidated Financial Statements."

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                             Three Months Ended         Six Months Ended
                                                   June 30,                 June 30,
                                            ---------------------     ---------------------
                                               2004       2003          2004         2003
                                            ---------   ---------     ---------   ---------
                                                  (In thousands, except per share data)
Product sales                               $ 435,167   $ 393,112     $ 838,461   $ 732,587
Cost of goods sold, including warehouse
  and distribution expenses                   247,409     227,399       481,365     425,928
                                            ---------   ---------     ---------   ---------
Gross profit                                  187,758     165,713       357,096     306,659
Operating, selling, general and
  administrative expenses                     135,193     120,987       260,759     228,592
                                            ---------   ---------     ---------   ---------
Operating income                               52,565      44,726        96,337      78,067
Other expense, net                               (438)     (1,652)         (884)     (3,415)
                                            ---------   ---------     ---------   ---------
Income before income taxes                     52,127      43,074        95,453      74,652

Provision for income taxes                     19,475      16,150        35,675      28,000
                                            ---------   ---------     ---------   ---------
Net income                                  $  32,652   $  26,924     $  59,778   $  46,652
                                            =========   =========     =========   =========
Net income per common share - basic         $    0.59   $    0.50     $    1.09   $    0.87
                                            =========   =========     =========   =========
Weighted-average common shares
  outstanding - basic                          54,934      53,634        54,814      53,518
                                            =========   =========     =========   =========
Net income per common share
  - assuming dilution                       $    0.59   $    0.50     $    1.08   $    0.86
                                            =========   =========     =========   =========
Adjusted weighted-average common shares
  outstanding - assuming dilution              55,720      54,222        55,551      53,988
                                            =========   =========     =========   =========




           See "Notes to Condensed Consolidated Financial Statements."

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six Months Ended
                                                                    June 30,
                                                           -------------------------
                                                              2004           2003
                                                           ----------     ----------
                                                                    (In thousands)
Net cash provided by operating activities                  $  160,878     $  112,955

Investing activities:
     Purchases of property and equipment                      (81,747)       (67,599)
     Proceeds from sale of property and equipment               1,079            471
     Payments received on notes receivable                      1,856            287
     Investments in other assets                               (2,455)        (2,396)
                                                           ----------     ----------
Net cash used in investing activities                         (81,267)       (69,237)

Financing activities:
     Payments on long-term debt                               (20,510)       (55,361)
     Proceeds from issuance of common stock                     7,922          8,540
                                                           ----------     ----------
Net cash used in financing activities                         (12,588)       (46,821)
                                                           ----------     ----------
Net increase (decrease) in cash and cash equivalents           67,023         (3,103)
Cash and cash equivalents at beginning of period               21,094         29,333
                                                           ----------     ----------
Cash and cash equivalents at end of period                 $   88,117     $   26,230
                                                           ==========     ==========




           See "Notes to Condensed Consolidated Financial Statements."

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2004


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004, may not be indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.   Stock-based Compensation

The Company has elected to use the intrinsic value method of accounting for stock options issued under our stock option plans and accordingly does not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the periods ended June 30, is as follows:



                                                 For the three months       For the six months
                                                    ended June 30,           ended June 30,
                                                   2004      2003            2004      2003
                                                ---------------------     ----------------------
                                                      (In thousands, except per share data)
 Net income as reported.......................  $  32,652   $  26,924     $  59,778   $  46,652
 Stock-based compensation expense, net of
   tax, as reported...........................          -           -             -           -
 Stock-based compensation expense, net of
   tax, under fair value method...............      3,200       2,200         6,094       4,290
                                                ---------------------     ---------------------
 Pro forma net income.........................  $  29,452   $  24,724     $  53,684   $  42,362
                                                =====================     =====================
 Pro forma basic net income per share.........  $    0.54   $    0.46     $    0.98   $    0.79
                                                =====================     =====================
 Pro forma net income per share-
   assuming dilution..........................  $    0.53   $    0.46     $    0.97   $    0.78
                                                =====================     =====================


3.   Synthetic Lease Facility

On June 26, 2003, we completed an amended and restated master agreement relating to our properties leased from SunTrust Equity Funding, LLC ("the Facility"). The terms of the amended and restated Facility provide for an initial lease period of five years, a residual value guarantee of approximately $44.2 million at June 30, 2004, and purchase options on the properties. The Facility also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The agreement with SunTrust Equity Funding, LLC has been recorded and disclosed as an operating lease in accordance with Financial Accounting Standards Board Statement No. 13 and Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" and Financial Interpretation No. 46R.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                                  June 30, 2004

4.   Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share for the periods ended June 30:

                                                    For the three months        For the six months
                                                       ended June 30,              ended June 30,
                                                      2004       2003           2004         2003
                                                   ---------------------     ----------------------
                                                         (In thousands, except per share data)
Numerator (basic and diluted):
  Net income..................................     $  32,652   $  26,924     $  59,778    $  46,652
                                                   =====================     =======================
Denominator:
  Denominator for basic income per common
    share - weighted-average shares...........        54,934      53,634        54,814       53,518
  Effect of stock options.....................           786         588           737          470
                                                   ---------------------     ----------------------
  Denominator for diluted income per common
    share-adjusted weighted-average shares
    and assumed conversion....................        55,720      54,222        55,551       53,988
                                                   =====================     ======================
Basic net income per common share.............     $    0.59   $    0.50     $    1.09    $    0.87
                                                   =====================     ======================
Net income per common share-assuming
  dilution....................................     $    0.59   $    0.50     $    1.08    $    0.86
                                                   =====================     ======================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

o Operating, selling, general and administrative expense (OSG&A) - Operating, selling, general and administrative expense includes estimates for medical, workers' compensation and other general liability obligations, which are partially based on estimates of certain claim costs and historical experience.

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

o Vendor concessions - The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising, allowances for warranties and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor concessions are recognized as a reduction of cost of sales when recognized in the consolidated statement of income.

o Stock-based compensation - We have elected to use the intrinsic value method of accounting for stock options issued under our stock option plans and accordingly do not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information for the periods ended June 30, is as follows:


                                                 For the three months       For the six months
                                                    ended June 30,           ended June 30,
                                                   2004      2003            2004      2003
                                                ---------------------     ----------------------
                                                      (In thousands, except per share data)
 Net income as reported.......................  $  32,652   $  26,924     $  59,778   $  46,652
 Stock-based compensation expense, net of
   tax, as reported...........................          -           -             -           -
 Stock-based compensation expense, net of
   tax, under fair value method...............      3,200       2,200         6,094       4,290
                                                ---------------------     ---------------------
 Pro forma net income.........................  $  29,452   $  24,724     $  53,684   $  42,362
                                                =====================     =====================
 Pro forma basic net income per share.........  $    0.54   $    0.46     $    0.98   $    0.79
                                                =====================     =====================
 Pro forma net income per share-
   assuming dilution..........................  $    0.53   $    0.46     $    0.97   $    0.78
                                                =====================     =====================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Results of Operations

Product sales for the second quarter of 2004 were $435.2 million, an increase of $42.1 million or 10.7% over product sales for the second quarter of 2003. Product sales for the first six months of 2004 were $838.5 million, an increase of $105.9 million or 14.5% over product sales for the first six months of 2003. These increases are primarily due to the opening of 38 net, new stores during the second quarter of 2004 and 61 net, new stores during the first six months of 2004, in addition to a 3.8% and 7.8% increase in comparable store product sales for the second quarter and first six months of 2004, respectively. At June 30, 2004, we operated 1,170 stores compared to 1,041 stores at June 30, 2003.

Gross profit increased 13.3% from $165.7 million (or 42.2% of product sales) in the second quarter of 2003 to $187.8 million (or 43.2% of product sales) in the second quarter of 2004. Gross profit for the first six months increased 16.5% from $306.7 million (or 41.9% of product sales) in 2003 to $357.1 million (or 42.6% of product sales) in 2004. The increase in gross profit dollars is primarily a result of the increase in the number of stores open during the second quarter and first six months of 2004 compared to the same periods in 2003, and increased sales levels at existing stores. The increase in gross profit as a percentage of product sales is primarily due to lower acquisition costs of inventory, favorable changes in product sales mix and improved efficiencies in our distribution centers.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $14.2 million from $121.0 million (or 30.8% of product sales) in the second quarter of 2003 to $135.2 million (or 31.1% of product sales) in the second quarter of 2004. OSG&A expenses increased $32.2 million from $228.6 million (or 31.2% of product sales) in the first six months of 2003 to $260.8 million (or 31.1% of product sales) in the first six months of 2004. The dollar increase in OSG&A expenses resulted from the addition of team members and resources in order to support the increased level of our operations. The increase in OSG&A as a percentage of product sales in the second quarter of 2004 compared to the same period a year ago is primarily due to increases in health and other insurance expenses.

Other expense decreased by $1.2 million in the second quarter of 2004 compared to the second quarter of 2003 and decreased by $2.5 million for the first six months of 2004 compared to the first six months of 2003. The overall decrease in other expense was primarily due to a decrease in interest expense as a result of a decrease in average borrowings.

Our estimated provision for income taxes increased $3.3 million and $7.7 million for the second quarter and first six months of 2004, respectively, compared to comparable periods in 2003, as a result of our increased taxable income. Our effective tax rate was 37.4% of income before income taxes for the second quarter of 2004 and the first six months of 2004.

Principally, as a result of the foregoing, net income increased from $26.9 million or 6.9% of product sales in the second quarter of 2003 to $32.7 million or 7.5% of product sales in the second quarter of 2004. Net income increased from $46.7 million or 6.4% of product sales in the first six months of 2003 to $59.8 million or 7.1% of product sales in the first six months of 2004.

Liquidity and Capital Resources

Net cash provided by operating activities increased from $113.0 million for the first six months in 2003 to $160.9 million for the first six months of 2004. This increase was principally the result of increased net income and increases in accounts payable, income taxes payable, accrued payroll, accrued benefits and withholdings and other current liabilities, partially offset by increases in inventory, accounts receivable and other current assets. The increase in accounts payable is primarily attributable to more favorable payment terms from vendors. The increase in inventory and accounts receivable is primarily due to continuing store growth.

Net cash used in investing activities increased from $69.2 million during the first six months in 2003 to $81.3 million for the comparable period in 2004, primarily due to the increased purchases of property and equipment resulting from new store growth.

Net cash used in financing activities was $12.6 million in the first six months of 2004, compared to $46.8 million in the first six months of 2003. The decrease in net cash used is primarily due to a reduction in principal payments on long-term debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

We have available an unsecured, three-year syndicated revolving credit facility in the amount of $150 million. The credit facility is guaranteed by all of our subsidiaries and may be increased to a total of $200 million, subject to availability of such additional credit from either existing banks within the syndicate or other banks. At June 30, 2004, none of the revolving credit facility was outstanding. Letters of credit totaling $15.8 million were outstanding at June 30, 2004. Accordingly, we have aggregate availability for additional borrowings of $134.2 million under the revolving credit facility. The revolving credit facility, which bears interest at LIBOR plus a spread ranging from 0.875% to 1.375% (2.25% at June 30, 2004), expires in July 2005.

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

During the first six months of 2004, 61 net, new stores were opened. The Company plans to open 79 additional stores during the remainder of 2004. The funds required for such planned expansions are expected to be provided by operating activities and the existing and available bank credit facilities.

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

Internet Address and Access to SEC Filings

Our Internet address is www.oreillyauto.com. Interested readers can access the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission website, www.sec.gov. Such reports are generally available on the day they are filed. Additionally, the Company will furnish interested readers upon request and free of charge, a paper copy of such reports.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained within this filing discuss, among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described in these forward-looking statements. Please refer to Exhibit 99.1 and the Risk Factors sections of the Company's Form 10-K for the year ended December 31, 2003, for more details.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates. Since no amounts were outstanding under the revolving credit facility at June 30, 2004, changes in interest rates would not have any effect. In the event of an adverse change in interest rates and assuming the Company had amounts outstanding under the credit facility, management would likely take actions that would mitigate our exposure to interest rate risk particularly if our borrowing levels increase to any significant extent.


ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2004, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company's internal control over financial reporting during the second quarter of 2004 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Our Annual Meeting of the Shareholders was held on May 4, 2004. Of the 54,674,483 shares entitled to vote at such meeting, 48,608,526 shares were present at the meeting in person or by proxy.

(b) The individuals listed below were elected as a Class II Director, and with respect to each such Director, the number of shares voted for and withheld were as follows:

                                           Number of Shares Voted
  Name of Nominee                          For           Withheld
  -------------------------            ------------    ------------
   Lawrence P. O'Reilly                  46,977,587      1,630,939

   Rosalie O'Reilly-Wooten               46,943,495      1,665,031

   Joe C. Greene                         47,545,186      1,063,340


The individuals listed below are Directors whose term of office continued after the meeting:

David E. O'Reilly
Jay Burchfield
Paul Lederer
Charles H. O'Reilly Jr.
Ronald Rashkow
John Murphy

(c) The appointment of John Murphy as a Class I Director was ratified and approved. The number of shares voted for, against and abstained were as follows:

                               Number of Shares Voted
                         For          Against      Abstain
                      ----------    ----------    ----------
                      47,995,825     317,853       294,848

(d) The appointment of Ronald Rashkow as a Class I Director was ratified and approved. The number of shares voted for, against and abstained were as follows:

                             Number of Shares Voted
                         For          Against      Abstain
                      ----------    ----------    ----------
                      47,992,317      321,579      294,630

(e) Ernst & Young LLP was ratified as independent auditor for the fiscal year ending December 31, 2004. The number of shares voted for, against and abstained were as follows:

                             Number of Shares Voted
                          For         Against       Abstain
                      ----------    ----------    ----------
                      47,965,454      602,176       40,896


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

     None.

(b)  Exhibits: See Exhibit Index on page 14 hereof.


     31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

     31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

     32.1*Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

     32.2*Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

     99.1 Certain Risk Factors, filed herewith.

* This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in our filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           O'REILLY AUTOMOTIVE, INC.

August 4, 2004             /s/  David E. O'Reilly
--------------             -----------------------------------------------------
Date                       David E. O'Reilly, Co-Chairman of the Board and Chief
                            Executive Officer (Principal Executive Officer)


August 4, 2004             /s/  James R. Batten
--------------             -----------------------------------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Date:  August 4, 2004      /s/ David E. O'Reilly
                           -----------------------------------------------------
                           David E. O'Reilly, Co-Chairman of the Board and
                           Chief Executive Officer (Principal Executive Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Date:  August 4, 2004      /s/ James R. Batten
                           -----------------------------------------------------
                           James R. Batten, Executive Vice President of Finance
                           and Chief Financial Officer (Principal Financial and
                           Accounting Officer)

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 32.1 - CEO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
E. O'Reilly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ David E. O'Reilly
--------------------------------------------
David E. O'Reilly
Chief Executive Officer

August 4, 2004


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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 32.2 - CFO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
R. Batten, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ James R. Batten
--------------------------------------------
James R. Batten
Chief Financial Officer

August 4, 2004



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

Competition

We compete with a large number of retail (DIY) and wholesale (professional installers) automotive aftermarket product suppliers. The distribution of automotive aftermarket products is a highly competitive industry, particularly in the more densely populated market areas that we serve. Competitors include national and regional automotive parts chains, independently owned parts stores (some of which are associated with national auto parts distributors or associations), automobile dealerships, mass or general merchandise, discount and convenience chains that carry automotive products, independent warehouse distributors and parts stores and national warehouse distributors and associations. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than we are overall but have a greater presence than we do in a particular market. For a list of our principal competitors, see the ''Competition'' section of Item 1 to our 2003 Form 10-K.

No Assurance of Future Growth

We believe that our ability to open additional stores at an accelerated rate will be a significant factor in achieving our growth objectives for the future. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2004 and beyond will be achieved. For a discussion of our growth strategies, see the ''Growth and Expansion Strategies'' section of Item 1 to our 2003 Form 10-K.

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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 Exhibit 99.1 - Certain Risk Factors (continued)

Sensitivity to Regional Economic and Weather Conditions

All of our stores are located in the Central and Southern United States. In particular, approximately 32% of our stores are located in Texas. Therefore, our business is sensitive to the economic and weather conditions of these regions. Unusually severe or inclement weather tends to reduce sales, particularly to DIY customers.

Dependence Upon Key and Other Personnel

Our success has been largely dependent on the efforts of certain key personnel, including David E. O'Reilly, Ted F. Wise, Greg L. Henslee and Jim Batten. Our business and results of operations could be materially adversely affected by the loss of the services of one or more of these individuals. Additionally, our successful implementation and management of our growth and expansion strategies will depend on our ability to continue to attract and retain qualified personnel. We cannot be sure that we will be able to continue to attract such personnel. For a further discussion of our management and personnel, see the ''Business'' section of Item 1 and Item 4a of our 2003 Form 10-K and our Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Shareholders.

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