Form 10-Q
period 2004-09-30
O REILLY AUTOMOTIVE INC
filed 2004-11-08
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

         Yes [X]    No [ ]

The registrant has 55,208,493 shares of its common stock, par value $0.01, outstanding as of September 30, 2004.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        Quarter Ended September 30, 2004

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
    Condensed Consolidated Balance Sheets                                      3
    Condensed Consolidated Statements of Income                                4
    Condensed Consolidated Statements of Cash Flows                            5
    Notes to Condensed Consolidated Financial Statements                       6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION                                 8

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        12

   ITEM 4 - CONTROLS AND PROCEDURES                                           12

PART II - OTHER INFORMATION

   ITEM 6 - EXHIBITS                                                          12

SIGNATURE PAGE                                                                13

EXHIBIT INDEX                                                                 14

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                   September 30,    December 31,
                                                       2004             2003
                                                   ------------    ------------
                                                   (Unaudited)        (Note)
Assets
Current assets:
  Cash and cash equivalents                        $     83,619    $     21,094
  Accounts receivable, net                               61,493          52,235
  Amounts receivable from vendors, net                   44,276          50,695
  Inventory                                             612,699         554,309
  Deferred income taxes                                   5,854           4,753
  Other current assets                                    6,143           4,399
                                                   ------------    ------------
    Total current assets                                814,084         687,485

Property and equipment, at cost                         747,749         626,142
Accumulated depreciation and amortization               208,080         177,084
                                                   ------------    ------------
  Net property and equipment                            539,669         449,058

Notes receivable, less current portion                   22,082          24,313
Other assets, net                                        29,493          26,736
                                                   ------------    ------------
Total assets                                       $  1,405,328    $  1,187,592
                                                   ============    ============

Liabilities and shareholders' equity
Current liabilities:
  Income taxes payable                             $     17,128    $      6,872
  Accounts payable                                      268,153         176,513
  Accrued payroll                                        15,415          17,307
  Accrued benefits and withholdings                      36,979          27,368
  Other current liabilities                              26,032          16,883
  Current portion of long-term debt                         592             925
                                                   ------------    ------------
    Total current liabilities                           364,299         245,868

Long-term debt, less current portion                    100,469         120,977
Deferred income taxes                                    38,120          29,448
Other liabilities                                         7,770           7,014

Shareholders' equity:
  Common stock, $0.01 par value:
    Authorized shares-90,000,000
    Issued and outstanding shares-
      55,208,493 shares at September 30, 2004,
      and 54,664,976 at December 31, 2003                   552             547
  Additional paid-in capital                            320,050         302,691
  Retained earnings                                     574,068         481,047
                                                   ------------    ------------
Total shareholders' equity                              894,670         784,285
                                                   ------------    ------------
Total liabilities and shareholders' equity         $  1,405,328    $  1,187,592
                                                   ============    ============

NOTE: The condensed consolidated balance sheet at December 31, 2003, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

           See "Notes to Condensed Consolidated Financial Statements."
                                     Page 3

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended          Nine Months Ended
                                                              September 30,              September 30,
                                                    --------------------------    --------------------------
                                                         2004           2003          2004           2003
                                                    -----------    -----------    -----------    -----------
Product sales                                       $   455,162    $   412,182    $ 1,293,623    $ 1,144,769
Cost of goods sold, including
  warehouse and distribution expenses                   259,314        236,529        740,679        662,457
                                                    -----------    -----------    -----------    -----------
Gross profit                                            195,848        175,653        552,944        482,312
Operating, selling, general
  and administrative expenses                           142,039        127,291        402,798        355,883
                                                    -----------    -----------    -----------    -----------
Operating income                                         53,809         48,362        150,146        126,429
Other expense, net                                         (791)        (1,179)        (1,675)        (4,594)
                                                    -----------    -----------    -----------    -----------
Income before income taxes                               53,018         47,183        148,471        121,835

Provision for income taxes                               19,775         17,650         55,450         45,650
                                                    -----------    -----------    -----------    -----------
Net income                                          $    33,243    $    29,533    $    93,021    $    76,185
                                                    ===========    ===========    ===========    ===========
Net income per common share - basic                 $      0.60    $      0.55    $      1.69    $      1.42
                                                    ===========    ===========    ===========    ===========
Weighted-average common shares outstanding               55,140         54,090         54,923         53,711
                                                    ===========    ===========    ===========    ===========
Net income per common share - assuming dilution     $      0.60    $      0.54    $      1.67    $      1.40
                                                    ===========    ===========    ===========    ===========
Adjusted weighted-average common
  shares outstanding - assuming dilution                 55,778         54,864         55,627         54,282
                                                    ===========    ===========    ===========    ===========


           See "Notes to Condensed Consolidated Financial Statements."

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Nine Months Ended
                                                                  September 30,
                                                          ------------------------
                                                              2004         2003
                                                          ----------    ----------
Net cash provided by operating activities                 $  196,276    $  167,469

Investing activities:
     Purchases of property and equipment                    (126,220)     (100,047)
     Proceeds from sale of property and equipment              1,248         1,099
     Payments received on notes receivable                     2,231           313
     Investments in other assets                                (505)         (588)
                                                          ----------    ----------
Net cash used in investing activities                       (123,246)      (99,223)

Financing activities:
     Payments on long-term debt                              (20,841)      (80,530)
     Proceeds from issuance of common stock                   10,336        15,996
                                                          ----------    ----------
Net cash used in financing activities                        (10,505)      (64,534)

Net increase in cash and cash equivalents                     62,525         3,712
Cash and cash equivalents at beginning of period              21,094        29,333
                                                          ----------    ----------
Cash and cash equivalents at end of period                $   83,619    $   33,045
                                                          ==========    ==========


           See "Notes to Condensed Consolidated Financial Statements."

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2004


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004, may not be indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.   Stock-based Compensation

The Company has elected to use the intrinsic value method of accounting for stock options issued under our stock option plans and accordingly does not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                  For the three months    For the nine months
                                                   ended September 30,    ended September 30,
                                                    2004       2003         2004       2003
                                                  -------------------     -------------------
                                                     (In thousands, except per share data)
Net income as reported.........................   $ 33,243   $ 29,533     $ 93,021   $ 76,185
Stock-based compensation expense, net of
   tax, as reported............................          -          -            -          -
Stock-based compensation expense, net of
   tax, under fair value method................      3,559      2,322        9,646      6,563
                                                  -------------------     -------------------
Pro forma net income...........................   $ 29,684   $ 27,211     $ 83,375   $ 69,622
                                                  ===================     ===================
Pro forma basic net income per share...........   $   0.54   $   0.50     $   1.52   $   1.30
                                                  ===================     ===================
Pro forma net income per share-
   assuming dilution...........................   $   0.53   $   0.50     $   1.50   $   1.28
                                                  ===================     ===================
Earnings per share, as reported
   Basic.......................................   $   0.60   $   0.55     $   1.69   $   1.42
                                                  ===================     ===================
   Diluted.....................................   $   0.60   $   0.54     $   1.67   $   1.40
                                                  ===================     ===================

3.   Synthetic Lease Facility

On June 26, 2003, we completed an amended and restated master agreement relating to our properties leased from SunTrust Equity Funding, LLC ("the Facility"). The terms of the amended and restated Facility provide for an initial lease period of five years, a residual value guarantee of approximately $44.2 million at September 30, 2004, and purchase options on the properties. The Facility also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The agreement with SunTrust Equity Funding, LLC has been recorded and disclosed as an operating lease in accordance with Financial Accounting Standards Board ("FASB") Statement No. 13 and FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" and FASB Interpretation No. 46R.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2004

4.   Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share:

                                                      Three months              Nine months
                                                    ended September 30,     ended September 30,
                                                      2004       2003         2004        2003
                                                    -------------------     -------------------
                                                       (In thousands, except per share data)
Numerator (basic & diluted):
   Net income...................................    $ 33,243   $ 29,533     $ 93,021   $ 76,185
                                                    ===================     ===================
Denominator:
   Denominator for basic income per common
     share-weighted-average shares..............      55,140     54,090       54,923     53,711
   Effect of stock options......................         638        774          704        571
                                                    -------------------     -------------------
   Denominator for diluted income per common
     share-adjusted weighted-average shares
     and assumed conversion.....................      55,778     54,864       55,627     54,282
                                                    ===================     ===================
Basic net income per common share...............    $   0.60   $   0.55     $   1.69   $   1.42
                                                    ===================     ===================
Net income per common share-assuming
   dilution.....................................    $   0.60   $   0.54     $   1.67   $   1.40
                                                    ===================     ===================

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

o Revenue - Over-the-counter retail sales are recorded when the customer takes possession of merchandise. Sales to professional installers, also referred to as "commercial sales," are recorded upon delivery of merchandise to the customer, generally at the customer's place of business. Wholesale sales to other retailers, also referred to as "jobber sales" are recorded upon shipment of merchandise. All sales are recorded net of estimated allowances and discounts.

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

o Stock-based compensation - We have elected to use the intrinsic value method of accounting for stock options issued under our stock option plans and accordingly do not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information is as follows:

                                                  For the three months    For the nine months
                                                   ended September 30,    ended September 30,
                                                    2004       2003         2004       2003
                                                  -------------------     -------------------
                                                     (In thousands, except per share data)
Net income as reported.........................   $ 33,243   $ 29,533     $ 93,021   $ 76,185
Stock-based compensation expense, net of
   tax, as reported............................          -          -            -          -
Stock-based compensation expense, net of
   tax, under fair value method................      3,559      2,322        9,646      6,563
                                                  -------------------     -------------------
Pro forma net income...........................   $ 29,684   $ 27,211     $ 83,375   $ 69,622
                                                  ===================     ===================
Pro forma basic net income per share...........   $   0.54   $   0.50     $   1.52   $   1.30
                                                  ===================     ===================
Pro forma net income per share-
   assuming dilution...........................   $   0.53   $   0.50     $   1.50   $   1.28
                                                  ===================     ===================
Earnings per share, as reported
   Basic.......................................   $   0.60   $   0.55     $   1.69   $   1.42
                                                  ===================     ===================
   Diluted.....................................   $   0.60   $   0.54     $   1.67   $   1.40
                                                  ===================     ===================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

Results of Operations

Product sales for the third quarter of 2004 were $ 455.2 million, an increase of $43.0 million or 10.4% over product sales for the third quarter of 2003. Product sales for the first nine months of 2004 were $1.29 billion, an increase of $148.9 million or 13.0% over product sales for the first nine months of 2003. These increases are primarily due to the opening of 35 net, new stores during the third quarter of 2004 and 96 net, new stores during the first nine months of 2004, in addition to a 3.4% and 6.2% increase in comparable store product sales
(1) for the third quarter and first nine months of 2004, respectively. At September 30, 2004, we operated 1,205 stores compared to 1,074 stores at September 30, 2003.

Gross profit increased 11.5% from $175.7 million (or 42.6% of product sales) in the third quarter of 2003 to $195.8 million (or 43.0% of product sales) in the third quarter of 2004. Gross profit for the first nine months increased 14.6% from $482.3 million (or 42.1% of product sales) in 2003 to $552.9 million (or 42.7% of product sales) in 2004. The increase in gross profit dollars is primarily a result of the increase in the number of stores open during the third quarter and first nine months of 2004 compared to the same periods in 2003, and increased sales levels at existing stores. The increase in gross profit as a percentage of product sales in the third quarter 2004 compared to 2003, is primarily due to a reduction in the cost of merchandise from our vendors. The increase in gross profit as a percentage of product sales for the first nine months of 2004 compared to 2003, is primarily due to a reduction in the cost of merchandise from vendors and a reduction in warehouse and delivery expenses as a percentage of product sales.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $14.7 million from $127.3 million (or 30.9% of product sales) in the third quarter of 2003 to $142.0 million (or 31.2% of product sales) in the third quarter of 2004. OSG&A expenses increased $46.9 million from $355.9 million (or 31.1% of product sales) in the first nine months of 2003 to $402.8 million (or 31.1% of product sales) in the first nine months of 2004. The dollar increase in OSG&A expenses resulted from the addition of team members and resources in order to support the increased level of our operations. The increase in OSG&A as a percentage of product sales in the third quarter of 2004 compared to 2003, is primarily due to increased labor and benefit expenses and a lack of leverage due to lower than anticipated sales.

Other expense decreased by $388,000 in the third quarter of 2004 compared to the third quarter of 2003 and decreased by $2.9 million for the first nine months of 2004 compared to the first nine months of 2003. The decreases in both periods being compared were primarily due to decreases in interest expense as a result of lower borrowings under our credit facility.

Our estimated provision for income taxes increased $2.1 million and $9.8 million for the third quarter and first nine months of 2004, respectively, compared to the same periods in 2003, as a result of our increased taxable income. Our effective tax rate was 37.3% of income before income taxes for the third quarter and first nine months of 2004, compared with 37.4% and 37.5% for the same periods of 2003, respectively.

Principally, as a result of the foregoing, net income increased from $29.5 million (or 7.2% of product sales) in the third quarter of 2003 to $33.2 million (or 7.3% of product sales) in the third quarter of 2004. Net income increased from $76.2 million (or 6.7% of product sales) in the first nine months of 2003 to $93.0 million (or 7.2% of product sales) in the first nine months of 2004.



(1) Comparable store product sales are calculated based on the change in product sales of stores open at least one year. Percentage increase in comparable store product sales is calculated based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen and sales to employees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

Liquidity and Capital Resources

Net cash provided by operating activities increased from $167.5 million for the first nine months in 2003 to $196.3 million for the first nine months of 2004. This increase was principally the result of increased net income, an increase in accounts payable and a decrease in amounts receivable from vendors, partially offset by increases in inventory and accounts receivable. The increase in accounts payable is primarily attributable to the timing of payments and more favorable payment terms from vendors. The increases in inventory and receivables are primarily due to our increased product sales resulting from our continuing store growth.

Net cash used in investing activities increased from $99.2 million during the first nine months in 2003 to $123.2 million for the comparable period in 2004, primarily due to the increased purchases of property and equipment resulting from new store growth.

Net cash used in financing activities was $10.5 million in the first nine months of 2004, compared to $64.5 million in the first nine months of 2003. The decrease in net cash used in financing activities is primarily due to lower repayments of long-term debt.

We have available an unsecured, three-year syndicated revolving credit facility in the amount of $150 million. The credit facility is guaranteed by all of our subsidiaries and may be increased to a total of $200 million, subject to availability of such additional credit from either existing banks within the syndicate or other banks. At September 30, 2004, none of the revolving credit facility was outstanding. Letters of credit totaling $18.6 million were outstanding at September 30, 2004. Accordingly, we have aggregate availability for additional borrowings of $131.4 million under the revolving credit facility. The revolving credit facility, which bears interest at LIBOR plus a spread ranging from 0.875% to 1.375% (2.25% at September 30, 2004), expires in July 2005.

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

During the first nine months of 2004, 96 net, new stores were opened. The Company plans to open 44 additional stores during the remainder of 2004. The funds required for such planned expansions are expected to be provided by operating activities and the existing and available bank credit facilities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates. Since no amounts were outstanding under the revolving credit facility at September 30, 2004, changes in interest rates would not have any effect. In the event of an adverse change in interest rates and assuming the Company had amounts outstanding under the credit facility, management would likely take actions that would mitigate our exposure to interest rate risk particularly if our borrowing levels increase to any significant extent.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2004, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company's internal controls over financial reporting during the third quarter of 2004 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.


PART II - OTHER INFORMATION

ITEM  6.  EXHIBITS
Exhibits:

Number    Description                                                                  Page
------    -------------------------------------------------------------------------    -----
31.1      Certificate of the Chief Executive Officer pursuant to Section 302 of the     15
             Sarbanes-Oxley Act of 2002, filed herewith.
31.2      Certificate of the Chief Financial Officer pursuant to Section 302 of the     16
             Sarbanes-Oxley Act of 2002, filed herewith.
32.1      Certificate of the Chief Executive Officer pursuant to Section 906 of the     17
             Sarbanes-Oxley Act of 2002, filed herewith.
32.2      Certificate of the Chief Financial Officer pursuant to Section 906 of the     18
             Sarbanes-Oxley Act of 2002, filed herewith.
99.1      Certain Risk Factors, filed herewith.                                         19

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           O'REILLY AUTOMOTIVE, INC.

November 8, 2004           /s/  David E. O'Reilly
----------------           -----------------------------------------------------
Date                       David E.  O'Reilly,  Co-Chairman  of  the  Board  and
                           Chief Executive Officer (Principal Executive Officer)



November 8, 2004           /s/  James R. Batten
----------------           -----------------------------------------------------
Date                       James R. Batten, Executive Vice-President of  Finance
                           and Chief Financial Officer (Principal Financial  and
                           Accounting Officer)

                                  EXHIBIT INDEX

Number    Description                                                                  Page
------    -------------------------------------------------------------------------    -----
31.1      Certificate of the Chief Executive Officer pursuant to Section 302 of the     15
             Sarbanes-Oxley Act of 2002, filed herewith.
31.2      Certificate of the Chief Financial Officer pursuant to Section 302 of the     16
             Sarbanes-Oxley Act of 2002, filed herewith.
32.1      Certificate of the Chief Executive Officer pursuant to Section 906 of the     17
             Sarbanes-Oxley Act of 2002, filed herewith.
32.2      Certificate of the Chief Financial Officer pursuant to Section 906 of the     18
             Sarbanes-Oxley Act of 2002, filed herewith.
99.1      Certain Risk Factors, filed herewith.                                         19

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



Date: November 8, 2004     /s/ David E. O'Reilly
----------------------     -----------------------------------------------------
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



Date: November 8, 2004     /s/ James R. Batten
----------------------     -----------------------------------------------------
                           James R. Batten, Executive Vice President of Finance
                           and Chief Financial Officer (Principal Financial and
                           Accounting Officer)

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 32.1 - CEO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David E. O'Reilly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ David E. O'Reilly
-----------------------------------------
David E. O'Reilly
Chief Executive Officer

November 8, 2004


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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 32.2 - CFO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James R. Batten, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ James R. Batten
-----------------------------------------
James R. Batten
Chief Financial Officer

November 8, 2004



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