Form 10-K
period 2004-12-31
O REILLY AUTOMOTIVE INC
filed 2005-03-15
CIK 898173

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

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

At February 25, 2005, an aggregate of 55,421,404 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $2,762,756,989 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

At June 30, 2004, an aggregate of 55,063,579 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $2,488,873,771 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

                       DOCUMENTS INCORPORATED BY REFERENCE

As provided below, portions of the registrant's documents specified below are incorporated here by reference:

            Document                                       Part-Form 10-K
-------------------------------------------         ----------------------------

Portions of the Annual Shareholders' Report
for the Year Ended December 31, 2004                           Part II

Proxy Statement for 2005 Annual Meeting of
Shareholders (to be filed pursuant to
Regulation 14A within 120 days of the end of
registrant's most recently completed fiscal year)              Part III

Forward Looking Information

     We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "expect," "believe," "anticipate," "good," "plan," "intend," "estimate," "project," "will" or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the Risk Factors sections of this annual report on Form 10-K for the year ended December 31, 2004, for additional factors that could materially affect our financial performance.

                                                                PART I
Item 1.  Business

General

     O'Reilly Automotive, Inc. is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (DIY) customers and professional installers. At December 31, 2004, we operated 1,249 stores in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia. Our stores carry an extensive product line consisting of:

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

     We have been committed to a dual market strategy for over 20 years. For 2004, we derived approximately 52% of our product sales from our DIY customers and approximately 48% from our professional installer customers. As a result of our historical success in executing our dual market strategy and our 172 full-time sales representatives dedicated solely to calling upon and selling to the professional installer, we believe we will increase the sales to professional installers and have a competitive advantage over our retail competitors who have only recently entered and begun focusing on the professional installer market.

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

     Strategic Distribution Systems. We believe that the geographic concentration of our store network in nineteen, contiguous states (Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia) and the strategic locations of our ten distribution centers enable us to maintain optimum inventory levels throughout our store network. In addition, our inventory management and distribution systems electronically link each of our stores to a distribution center, providing for efficient inventory control and management. Our distribution system provides each of our stores with same day or overnight access to over 100,000 SKUs, many of which are hard to find items not typically stocked by other parts retailers. We believe the availability of a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

     Experienced Management Team. Our management team has a demonstrated ability to successfully execute our business plan, including the identification and integration of strategic acquisitions. We have experienced twelve consecutive years of record revenues and earnings growth since becoming a public company in April 1993. We have a strong senior management team comprised of 60 professionals who average over 16 years of experience with O'Reilly. In addition, our 90 corporate managers average over 13 years of experience with us and our 117 district managers average over 9 years of experience with us.

Growth and Expansion Strategies

     Aggressively Open New Stores. We intend to continue to aggressively open new stores in order to achieve greater penetration in existing markets and to expand into new, contiguous markets. We plan to open approximately 160 stores in 2005 and approximately 170-180 stores in 2006. A majority of the sites for our proposed 2005 store openings and several of the sites for our proposed 2006 store openings have been identified. In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in areas such as management, advertising and distribution.

     We target both small (population less than 100,000) and large markets (population greater than 100,000) for expansion of our store network. Of the 140 net, new stores added in 2004, 30 are located in Alabama, 2 in Arkansas, 3 in Florida, 14 in Georgia, 13 in Illinois, 2 in Indiana, 1 in Iowa, 1 in Kansas, 14 in Kentucky, 6 in Louisiana, 15 in Mississippi, 10 in Missouri, 6 in North Carolina, 1 in Oklahoma, 1 in South Carolina, 15 in Tennessee and 6 in Texas. While we have faced, and expect to continue to face, more aggressive competition in the more densely populated markets, we believe that we have competed effectively, and that we are well positioned to continue to compete effectively, in such markets and achieve our goal of continued sales and profit growth within these markets. We also believe that because of our dual market strategy, we are better able to operate stores in less densely populated areas within our regional market, which would not otherwise support a national or regional chain store selling to one portion of the market or the other. Consequently, we expect to continue to open new stores in less densely populated market areas.

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

     We purchase automotive products from approximately 530 vendors, the five largest of which accounted for approximately 37% of our total purchases in 2004. Our largest vendor in 2004 accounted for approximately 18% of our total purchases and the next four largest vendors accounted for 4 - 7% of such purchases each. We have no long-term contractual purchase commitments with any of our vendors, nor have we experienced difficulty in obtaining satisfactory alternative sources of supply for automotive parts. We believe that alternative supply sources exist at substantially similar costs, for substantially all automotive products that we sell. It is our policy to take advantage of payment and seasonal purchasing discounts offered by our vendors, and to utilize extended dating terms available from vendors due to volume purchasing. During 2004, we entered into various programs and arrangements with certain of our vendors that provide for extended dating and payment terms for inventory purchases, including pay-on-scan arrangements. We consider our relationships with our suppliers to be good.

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

Store Network

     Store Locations. As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and less densely populated areas that would not otherwise support a national or regional chain selling to just one portion of the automotive aftermarket. The following table sets forth the geographic distribution of our stores:

                                State              Number of Stores
                           ---------------       --------------------
                           Alabama                         73
                           Arkansas                        74
                           Florida                         10
                           Georgia                         22
                           Illinois                        32
                           Indiana                          8
                           Iowa                            65
                           Kansas                          58
                           Kentucky                        35
                           Louisiana                       56
                           Mississippi                     47
                           Missouri                       142
                           Nebraska                        24
                           North Carolina                  21
                           Oklahoma                       100
                           South Carolina                   1
                           Tennessee                       93
                           Texas                          387
                           Virginia                         1
                                                 --------------------
                           Total                        1,249

     Our stores on average carry approximately 23,000 SKUs and average approximately 6,700 total square feet in size. At December 31, 2004, we had a total of approximately 8.3 million square feet in our 1,249 stores. Our stores are served primarily by the nearest distribution center, but also have access to the broader selection of inventory available at one of our 85 Master Inventory Stores, which on average carry approximately 36,000 SKUs and average approximately 8,800 square feet in size. Master Inventory Stores, in addition to serving DIY and professional installer customers in their markets, also provide our other stores within their area access to a greater selection of SKUs on a same-day basis.

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

Distribution System

     The following table sets forth the distribution centers we currently operate:

                                          Square Footage
                     ------------------------------------------------------
     Location        Distribution Center (1)      Office          Total
-----------------    ----------------------    ------------    ------------
Dallas, TX                          442,376          21,889         464,265
Des Moines, IA                      220,691           8,325         229,016
Houston, TX                         508,858          21,280         530,138
Kansas City, MO                     128,064           2,590         130,654
Knoxville, TN                       153,664           9,725         163,389
Little Rock, AR                     119,852           7,200         127,052
Mobile, AL                          301,068          23,721         324,789
Nashville, TN                       398,641          35,000         433,641
Oklahoma City, OK                   301,745           5,940         307,685
Springfield, MO                     440,850         111,122 (2)     551,972
                     ----------------------    ------------    ------------
                                  3,015,809         246,792        3,262,601

(1)  Includes both floor and mezzanine square footage.

(2) Includes square footage for corporate offices, technical center and training center.

     Adjacent to the Springfield, Missouri distribution center, we operate a 36,000 square foot bulk merchandise warehouse used for the distribution of bulk products such as motor oil, antifreeze, batteries, lubricants and other fast moving bulk products, and a 22,000 square foot returned goods processing facility, that is included in the above square footage. We also operate a 17,500 square foot bulk warehouse in McAllen, Texas that serves the surrounding distribution centers with bulk products.

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

     We believe that our distribution system assists us in lowering our inventory-carrying costs, improving our store in-stock positions, and controlling and managing our inventory. Moreover, we believe that our expanding network of distribution centers allows us to more efficiently service existing stores, as well as new stores planned for opening in contiguous market areas. Our distribution center expansion strategy also complements our new store opening strategy by supporting newly established clusters of stores located in the regions surrounding each distribution center. As part of our continuing efforts to enhance our distribution network, in 2005 we plan to:

o continue to implement improvement plans to increase inventory turnover in all distribution centers; and

o    implement a hands free/eyes free voice picking system; and

o    upgrade  material  handling  equipment  in  several   distribution  centers
     including conveyor systems, forklifts and racking.

Marketing

     Marketing to the DIY Customer. We aggressively promote sales to DIY customers through an extensive advertising program, which includes direct mail, newspaper, radio and television advertising in selected markets. We believe that our advertising and promotional activities have resulted in significant name recognition in each of our market areas. Newspaper and radio advertisements are generally directed towards specific product and price promotions, frequently in connection with specific sale events and promotions. To promote sales to car enthusiasts, who we believe on an individual basis spend more on automotive products than the public generally, we sponsor 16 nationally televised races and over 288 motorsports races and car shows at over 200 facilities in 18 states, including, 3 NASCAR Craftsmen Truck Series Races, 2 NASCAR Busch Series Races in Dallas, 5 National Hotrod Racing Association races, as well as the O'Reilly Chili Bowl. O'Reilly Auto Parts is the "official auto parts store" of Texas Motor Speedway, Kansas Speedway, Bristol Motor Speedway, Houston Raceway Park, Texas Motorplex, Memphis Motorsports Park, Heartland Park and Talladega Speedway.

     Beginning in 2003, we started work on branding the O'Reilly name in the National Collegiate Athletic Association, also known as the NCAA. Our first initiative was to partner with Texas Tech University through a variety of programs including sponsoring of a television show featuring Bobby Knight, the coach of the men's basketball team at Texas Tech University, placing the O'Reilly logo on the home basketball court and coach Knight's sweater, and advertising on the backs of seats and banners for the scoring table. This has lead to additional opportunities with approximately 24 colleges and 3 conferences in our current markets. We have found that the more progressive marketing concepts utilized in the DIY portion of our business can also be applied to increase sales to our professional installer customers.

     Marketing to the Professional Installer. We have over 172 full-time O'Reilly sales representatives strategically located in the more densely populated market areas that we serve, and each is dedicated solely to calling upon and selling to the professional installer. Our First Call program, which is our commitment to the professional customer, includes a dedicated sales force, sales and promotions directed to the professional installer and overnight delivery service from the distribution center to the professional customer. Moreover, each district manager and store manager throughout our store network calls upon existing and potential new professional installer customers on a regular basis. Our First Call marketing strategy, with respect to professional installers, emphasizes our ability to offer:

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

     Of the approximately 215 independently owned parts stores currently purchasing automotive products from Ozark, 211 participate in the Auto Value program through Ozark. As a participant in this program, an independently owned parts store which meets certain minimum financial and operational standards is permitted to indicate its Auto Value membership through the display of the Auto Value logo, which is owned by The Alliance, Inc. (formerly known as Auto Value Associates, Inc.), a non-profit buying group consisting of approximately 4,500 members as of December 31, 2004, including O'Reilly, engaged in the distribution or sale of automotive products. Additionally, we provide advertising and promotional assistance to Auto Value stores purchasing automotive products from Ozark, as well as marketing and sales support. In return for a commitment to purchase automotive products from Ozark, we offer assistance to an Auto Value independently owned parts store by making available computer software for inventory control.

Management Structure

     Each of our stores is staffed with a store manager and an assistant manager, in addition to the parts specialists and support staff required to meet the specific needs of each store. Each of our 117 district managers has general supervisory responsibility for an average of 11 stores within such manager's district.

     Each district manager receives comprehensive training on a bi-monthly basis, focusing on management techniques, new product announcements, advanced automotive systems and our policies and procedures. In turn, the information covered at such bi-monthly meetings is discussed in full by district managers at bi-monthly meetings with their store managers. All assistant managers and manager trainees are required to successfully complete a six-month manager training program, which includes classroom and field training, as a prerequisite to becoming a store manager. This program covers operations extensively, as well as principles of successful management. Shortly after becoming a store manager, all managers attend a manager development program, at the corporate office headquarters, which includes 40 hours of classroom training. Upon returning to the stores, managers are given continuous field training throughout their management experience.

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

     Most of our current senior management, district managers and store managers were promoted to their positions from within the Company. Our senior management team averages 16 years of experience with the Company, corporate managers average over 13 years of service and district managers have an average length of service with the Company of over 9 years.

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

Team Members

     As of December 31, 2004, we had 14,149 full-time team members and 3,261 part-time team members, of whom 13,582 were employed at our stores, 2,818 were employed at our distribution centers and 1,010 were employed at our corporate and administrative headquarters. Our team members are not subject to a collective bargaining agreement. We consider our relations with our team members to be excellent, and strive to promote good relations with our team members through various programs designed for such purposes.

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

We Cannot Assure Future Growth

     We believe that our ability to open additional stores at an accelerated rate will be a significant factor in achieving our growth objectives for the future. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2005 and beyond will be achieved. For a discussion of our growth strategies, see the ''Growth and Expansion Strategies'' section of Item 1 of this Form 10-K.

Acquisitions May Not Lead to Expected Growth

     We expect to continue to make acquisitions as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth to differ from our expectations. For example:

o we may not be able to continue to identify suitable acquisition candidates or to acquire additional companies at favorable prices or on other favorable terms;

o    our management's attention may be distracted;

o    we may fail to retain key acquired personnel;

o    we may assume unanticipated legal liabilities and other problems; and

o we may not be able to successfully integrate the operations (accounting and billing functions, for example) of businesses we acquire to realize economic, operational and other benefits.


Sensitivity to Regional Economic and Weather Conditions

     All of our stores are located in the Central and Southern United States. In particular, approximately 31% of our stores are located in Texas. Therefore, our business is sensitive to the economic and weather conditions of these regions. Unusually severe or inclement weather tends to reduce sales, particularly to DIY customers.

Dependence Upon Key and Other Personnel

     Our success has been largely dependent on the efforts of certain key personnel, including David O'Reilly, Ted Wise, Greg Henslee and Jim Batten. Our business and results of operations could be materially adversely affected by the unexpected loss of the services of one or more of these individuals. Additionally, our successful implementation and management of our growth and expansion strategies will depend on our ability to continue to attract and retain qualified personnel. We cannot be sure that we will be able to continue to attract such personnel. For a further discussion of our management and personnel, see the ''Business'' section of Item 1 and Item 4a of this Form 10-K and our Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Shareholders, a portion of which is incorporated herein.

Significant Voting Block is held by the O'Reilly Family

     As of the date of this Form 10-K, the O'Reilly family beneficially owns approximately 10%, or 5,614,687 number of shares, of the outstanding shares of our common stock. As a result, the O'Reilly family, if they act and act togehter, represents one of the largest known blocks of our shares and may continue to be a significant factor in any matter voted on by our shareholders, including the election of our directors and any merger, sale of assets or other change in control.

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

Item 2.  Properties

     The   following   table   provides   certain   information   regarding  our
administrative offices and distribution centers and offices as of December 31, 2004:

                                                                   Square
    Location                    Principal Uses(s)                  Footage       Interest
-----------------    -----------------------------------------    ---------    -----------
Springfield, MO      Distribution Center, Bulk and Return
                        Facilities and Corporate Offices            333,332     Owned
Springfield, MO      Return Facility                                130,150     Leased (a)
Springfield, MO      Corporate Offices, Training and Technical       33,580     Leased (b)
                        Center
Springfield, MO      Corporate Offices                               54,910     Leased (c)
Kansas City, MO      Distribution Center and Offices                130,654     Owned
Oklahoma City, OK    Distribution Center and Offices                307,685     Owned
Des Moines, IA       Distribution Center and Offices                229,016     Owned
Houston, TX          Distribution Center and Offices                530,138     Owned
Dallas, TX           Distribution Center and Offices                464,265     Owned
Little Rock, AR      Distribution Center and Offices                127,052     Leased (d)
Nashville, TN        Distribution Center and Offices                433,641     Leased (e)
Knoxville, TN        Distribution Center and Offices                163,389     Owned
Mobile, AL           Distribution Center and Offices                324,789     Leased (f)

(a) Occupied under the terms of two separate leases with an unaffiliated party both expiring May 31, 2007, subject to renewal of five five-year terms at our option.

(b) Occupied under the terms of a lease expiring July 31, 2007, with an unaffiliated party, subject to renewal for three five-year terms at our option.

(c) Occupied under the terms of a lease with an unaffiliated party expiring March 31, 2007, subject to renewal for one three-year term at our option.

(d) Occupied under the terms of a lease with an unaffiliated party expiring March 31, 2012, subject to renewal for four five-year terms at our option.

(e) Occupied under the terms of a two separate leases with an unaffiliated party with the distribution center lease expiring in December 31, 2008, subject to renewal of two five-year options. The office space lease expires December 14, 2008, subject to renewal of two five-year options.

(f) Occupied under the terms of a lease with an unaffiliated party expiring December 31, 2012, subject to renewal for ten five-year terms at our option.

     Of the 1,249 stores that we operated at December 31, 2004, 455 stores were owned, 723 stores were leased from unaffiliated parties and 71 stores were leased from one of three entities owned by the O'Reilly family. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses, and an original term of 10 years, subject to one or more renewals at our option. We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby. Such master lease agreements expire on December 31, 2004. We believe that the lease agreements with the entities are on terms comparable to those obtainable from third parties.

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

Item 4.       Submission Of Matters To A Vote Of Security Holders

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

Item 4A.      Executive Officers of the Company

     The following paragraphs discuss information about executive officers of the Company who are not also directors:

     Greg L. Henslee, age 44, Chief Executive Officer and Co-President, has been an O'Reilly team member for 20 years. Mr. Henslee's primary areas of responsibilities are Merchandise, Systems and Distributions. His O'Reilly career started as a Parts Specialist, and during his first five years he served in several positions in retail store operations, including District Manager. From there he advanced to Computer Operations Manager, and over the past ten years, he has served as Director of Computer Operations/Loss Prevention, Vice President of Store Operations and as Senior Vice President. He has been President of Merchandise, Distribution, Information Systems and Loss Prevention since July 1999, and in his current position of Chief Executive Officer since February 2005.

     Ted F. Wise, age 54, Chief Operating Officer and Co-President, has been an O'Reilly team member for 34 years. Mr. Wise's primary areas of responsibilities are Sales, Operations and Real Estate. He began his O'Reilly career in sales in 1970, was promoted to store manager in 1973, and became our first district manager in 1977. He continued his progression through the ranks as Operations Manager, Vice President, Senior Vice President focusing on Operations and Sales, and Executive Vice President. He has been President of Sales, Operations and Real Estate since July 1999, and in his current position of Chief Operating Officer since February 2005.

     James R. Batten, CPA, age 42, Executive Vice President of Finance, Chief Financial Officer and Treasurer has been an O'Reilly team member for 12 years. Mr. Batten's primary areas of responsibility are Accounting and Finance. His O'Reilly career started as Finance Manager in January 1993 where he served until being promoted to Chief Financial Officer in March 1994. Prior to joining us in January 1993, Mr. Batten was employed by the accounting firms of Whitlock, Selim & Keehn, from 1986 to 1993 and Deloitte, Haskins & Sells from 1984 until 1986.

     Jeff Shaw, age 42, Senior Vice President of Sales and Operations, has been an O'Reilly team member for 15 years. Mr. Shaw's primary areas of responsibility are managing Store Sales and Operations. His O'Reilly career started as a parts specialist, and was promoted to store manager within a year. He was promoted to District Manager in 1992 and placed in charge of the Oklahoma expansion, promoted to Regional Manager in 1994, and was responsible for the opening of 80 stores over the next 4 years. With the acquisition of HiLo Auto Supply in 1998, he was promoted to Vice President of the Southern Division responsible for 180 stores. He was in charge of the majority of our expansion growing the Division to over 500 stores before being transferred to the corporate office in 2003 as Vice President of Sales and Operations, and was promoted to Senior Vice President of Sales and Operations in 2004.

     Mike Swearengin, age 44, Senior Vice President of Merchandise, has been an O'Reilly team member 11 years. Mr. Swearengin's primary areas of responsibility are Merchandise and Purchasing. His O'Reilly career started as a Product Manager, a position he held four years. From there he advanced to Senior Product Manager, Director of Merchandise and Vice President of Merchandise with responsibility for product mix and replenishment. He has been in his current position as Senior Vice President since January 2004.

                                     PART II

Item 5. Market For Registrant's Common Equity And Related Shareholder Matters

     Common Stock Market Prices and Dividend Information on page 52 of the Annual Shareholders' Report for the year ended December 31, 2004, under the captions, "Market Prices and Dividend Information" and "Number of Shareholders," are incorporated herein by reference.

Item 6. Selected Financial Data

     Selected Financial Data on pages 22 and 23 of the Annual Shareholders' Report for the year ended December 31, 2004, under the caption "Selected Consolidated Financial Data," is incorporated herein by reference.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 26 through 32 of the Annual Shareholders' Report for the year ended December 31, 2004, under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," is incorporated herein by reference.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

     We do not have any material amounts outstanding under our senior revolving line of credit, rely on foreign currencies or purchase raw materials or other commodities. Accordingly, we currently do not experience material levels of market risk.

Item 8. Financial Statements And Supplementary Data

     The Company's consolidated financial statements, the notes thereto and the report of Ernst & Young LLP, independent registered public accounting firm, on pages 35 through 48 of the Annual Shareholders' Report for the year ended December 31, 2004, under the captions, "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Report of Independent Registered Public Accounting Firm," are incorporated herein by reference.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

      None.

Item 9A. Disclosure and Internal Control

     The Company's management, under the supervision and with the participation of our chief executive officer and chief financial officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2004, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2004 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

     Management assessed our internal control over financial reporting as of December 31, 2004. Management's assessment report is included at the beginning of Item 8 of this Form 10-K.

     Our independent registered public accounting firm, Ernst & Young, LLP, audited management's assessment and independently assessed the effectiveness of the Company's internal control over financial reporting. Ernst & Young has issued an attestation report concurring with management's assessment, which is included at the beginning of Part II, Item 8 of this Form 10-K.

                                    PART III

Item 10. Directors And Executive Officers Of The Registrant

     The information regarding the directors of the Company contained in the Company's Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Shareholders (the Proxy Statement) under the caption "Proposal 1-Election of Class III Directors" is incorporated herein by reference. The Proxy Statement is being filed with the Securities and Exchange Commission within 120 days of the end of the Company's most recent fiscal year end. The information regarding executive officers called for by item 401 of Regulation S-K is included in Part I as Item 4A, in accordance with General Instruction G(3) to Form 10-K, for the executive officers of the Company who are not also directors.

     The Company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief operating officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and employees. The Company has also made the Code of Ethics available on its website at www.oreillyauto.com.

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

Item 14. Principal Accountant Fees and Services

     The material in the Proxy Statement under the caption "Fees Paid to Independent Registered Public Accounting Firm" is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedule And Reports On Form 8-K

(a) 1.  Financial Statements-O'Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders' Report of the registrant for the year ended December 31, 2004, are incorporated herein by reference in Part II, Item 8:

     Consolidated Balance Sheets as of December 31, 2004, and 2003 (page 35)

     Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002 (page 36)

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004, 2003, and 2002 (page 37)

     Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002 (page 38)

     Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003, and 2002 (pages 39-47)

     Report of Independent Registered Public Accounting Firm (page 48)

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

(b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated February 27, 2004, that contained financial results for the quarter and year ended December 31, 2003.

     The Company filed a Current Report on Form 8-K dated April 20, 2004, that contained a press release stating that the Company planned to report financial results for the quarter ended March 31, 2004 on April 29, 2004.

     The Company filed a Current Report on Form 8-K dated April 27, 2004, that contained a press release stating that the Company planned to make a presentation at the Lehman Brothers Retail Seventh Annual Seminar in New York, New York on April 26, 2004.

     The Company filed a Current Report on Form 8-K dated April 29, 2004, that contained financial results for the quarter ended March 31, 2004.

     The Company filed a Current Report on Form 8-K dated June 9, 2004, that contained a press release stating that the Company planned to make a presentation at the Credit Suisse First Boston Retail Conference in New York, New York.

     The Company filed a Current Report on Form 8-K dated June 18, 2004, that contained a press release stating that the Company planned to make a presentation at the William Blair & Company 24th Annual Growth Stock Conference in Chicago, Illinois.

     The Company filed a Current Report on Form 8-K dated July 20, 2004, that contained a press release stating that the Company planned to report financial results for the quarter ended June 30, 2004 on July 29, 2004.

     The Company filed a Current Report on Form 8-K dated July 29, 2004, that contained financial results for the quarter ended June 30, 2004.

     The Company filed a Current Report on Form 8-K dated October 20, 2004, that contained a press release stating that the Company planned to report financial results for the quarter ended September 30, 2004 on October 29, 2004.

     The Company filed a Current Report on Form 8-K dated October 29, 2004, that contained financial results for the quarter ended
     September 30, 2004.

     The Company filed a Current Report on Form 8-K dated October 29, 2004, that contained a press release stating that the Company planned to make a presentation at the Gabelli & Company 28th Annual Automotive Aftermarket Syposium in Las Vegas, Nevada.

(c) Exhibits

     See Exhibit Index on page E-1.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES


         Col. A                      Col. B             Col. C            Col. D        Col. E
-----------------------------     ----------   -----------------------   ----------   ----------
                                                             Additions -
                                               Additions -   Charged to
                                   Balance at  Charged to      Other                  Balance at
                                   Beginning    Costs and    Accounts -  Deductions   End of
Description                        of Period    Expenses     Describe     Describe      Period
-----------------------------     ----------   ----------   ----------   ----------   ----------
(Amounts in thousands)
Year ended December 31, 2004:
Deducted from asset account:
   Allowance for doubtful
      accounts                       $   986    $ 5,900    $    --    $ 3,469(1)   $ 3,417

Year ended December 31, 2003:
Deducted from asset account:
   Allowance for doubtful
      accounts                       $   865    $ 2,319    $     --   $ 2,198(1)   $   986

Year ended December 31, 2002:
Deducted from asset account:
   Allowance for doubtful
      accounts                       $ 1,760    $ 1,633    $     --   $ 2,528(1)   $   865

(1)      Uncollectible accounts written off.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        O'REILLY AUTOMOTIVE, INC.
                                        (Registrant)


                                        Date:  March 15, 2005
                                        By /s/ Greg Henslee
                                        ----------------------------------------
                                        Greg Henslee
                                        Chief Executive Officer and Co-President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                               Title                                           Date


/s/ David E. O'Reilly                                   Director and Chairman of the Board              March 15, 2005
-----------------------------------------------
David E. O'Reilly


/s/ Lawrence P. O'Reilly                                Director and Vice-Chairman of the Board         March 15, 2005
-----------------------------------------------
Lawrence P. O'Reilly

/s/ Charles H. O'Reilly, Jr.                            Director and Vice-Chairman of the Board         March 15, 2005
-----------------------------------------------
Charles H. O'Reilly, Jr.

/s/ Rosalie O'Reilly - Wooten                           Director                                        March 15, 2005
-----------------------------------------------
Rosalie O'Reilly Wooten

/s/ Ted F. Wise                                         Chief Operating Officer and Co-President        March 15, 2005
-----------------------------------------------
Ted F. Wise

/s/ Greg Henslee                                        Chief Executive Officer and Co-President        March 15, 2005
                                                        (principal executive officer)
-----------------------------------------------
Greg Henslee

/s/ James R. Batten                                     Executive Vice-President of Finance             March 15, 2005
                                                        Chief Financial Officer and Treasurer
-----------------------------------------------         (principal financial officer)
James R. Batten

/s/ Jay D. Burchfield                                   Director                                        March 15, 2005
-----------------------------------------------
Jay D. Burchfield

/s/ Joe C. Greene                                       Director                                        March 15, 2005
-----------------------------------------------
Joe C. Greene


/s/ Paul R. Lederer                                     Director                                        March 15, 2005
-----------------------------------------------
Paul R. Lederer


/s/ John Murphy                                         Director                                        March 15, 2005
-----------------------------------------------
John Murphy

                                       21

/s/ Ronald Rashkow                                      Director                                        March 15, 2005
-----------------------------------------------
Ronald Rashkow

                                       22

                                  EXHIBIT INDEX
Exhibit
No.                 Description

2.1* Plan of  Reorganization  Among the  Registrant,  Greene  County  Realty Co.
     ("Greene County Realty") and Certain Shareholders.

2.2 Agreement and Plan of Merger, dated as of December 23, 1997, by and among O"Reilly Automotive, Inc., Shamrock Acquisition, Inc. and Hi/LO Automotive, Inc., filed as Exhibit (c)(1) to the Registrant's Tender Offer Statement on
     Schedule 14D-1 dated December 23, 1997, are incorporated herein by this reference.

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

10.23Trust Agreement  between the Registrant's  Deferred  Compensation  Plan and
     Bankers Trust, dated February 2, 1998, filed as Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by this reference.
                                       24
                                    Page E-2

Exhibit
No.                 Description

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

10.29(a) O'Reilly Automotive, Inc. 2003 Employee Stock Option Plan, filed herewith.

10.30(a) O'Reilly Automotive, Inc. 2003 Director Stock Option Plan, filed herewith.

10.31O'Reilly  Automotive,   Inc.  Corporate   Governance/Nominating   Committee
     Charter, filed herewith.

10.32 O'Reilly Automotive, Inc. Audit Committee Charter, filed herewith.

10.33 O'Reilly Automotive, Inc. Compensation Committee Charter, filed herewith.

10.34O'Reilly Automotive, Inc. Code of Business Conduct and Ethics, filed herewith.

13.1 Portions of the 2003 Annual Report to Shareholders, filed herewith.

18.0 Independent Registered Public Accounting Firm Letter Regarding Accounting Change, filed herewith.

21.1 Subsidiaries of the Registrant, filed herewith.

23.1 Consent of Ernst & Young LLP, independent registered public accounting firm, filed herewith.

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

                                    Page E-3

                                              O'Reilly Automotive, Inc. and Subsidiaries
                                   Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders

                                                 Selected Consolidated Financial Data

Years ended December 31,     2004        2003        2002        2001       2000      1999      1998      1997      1996      1995
                          ----------  ----------  ----------  ----------  --------  --------  --------  --------  --------  --------
(In thousands, except
  per share data)
INCOME STATEMENT DATA:
Product sales             $1,721,241  $1,511,816  $1,312,490  $1,092,112  $890,421  $754,122  $616,302  $316,399  $259,243  $201,492
Cost of goods sold,
  including warehouse
  and distribution
  expenses                   978,076     873,481     759,090     624,294   507,720   428,832   358,439   181,789   150,772   116,768
                          ----------  ----------  ----------  ----------  --------  --------  --------  --------  --------  --------
Gross profit                 743,165     638,335     553,400     467,818   382,701   325,290   257,863   134,610   108,471    84,724
Operating, selling,
  general and
  administrative expenses    552,707     473,060     415,099     353,987   292,672   248,370   200,962    97,526    79,620    62,687
                          ----------  ----------  ----------  ----------  --------  --------  --------  --------  --------  --------
   Operating income          190,458     165,275     138,301     113,831    90,029    76,920    56,901    37,084    28,851    22,037
Other income (expense), net   (2,721)     (5,233)     (7,319)     (7,104)   (6,870)   (3,896)   (6,958)      472     1,182       236
                          ----------  ----------  ----------  ----------  --------  --------  --------  --------  --------  --------
Income before income taxes
  and cumulative effect of
   accounting change         187,737     160,042     130,982     106,727    83,159    73,024    49,943    37,556    30,033    22,273
Provision for income taxes    70,063      59,955      48,990      40,375    31,451    27,385    19,171    14,413    11,062     8,182
                          ----------  ----------  ----------  ----------  --------  --------  --------  --------  --------  --------
Income before cumulative
  effect of accounting
  change                     117,674     100,087      81,992      66,352    51,708    45,639    30,772    23,143    18,971    14,091
Cumulative effect of
  accounting change,
  net of tax (a)              21,892           -           -           -         -        -         -         -         -         -
                          ----------  ----------  ----------  ----------  --------  --------  --------  --------  --------  --------
       Net income         $  139,566  $  100,087  $   81,992  $   66,352  $ 51,708  $ 45,639  $ 30,772  $ 23,143  $ 18,971  $ 14,091
                          ==========  ==========  ==========  ==========  ========  ========  ========  ========  ========  ========

BASIC EARNINGS PER COMMON
     SHARE:
Income before cumulative
  effect of
  accounting change       $     2.14  $     1.86  $     1.54  $     1.27  $   1.01  $   0.94  $   0.72  $   0.55  $   0.45  $   0.40
Cumulative effect of
  accounting change (a)         0.40           -           -           -         -         -         -         -         -         -
                          ----------  ----------  ----------  ----------  --------  --------  --------  --------  --------  --------
Net income per share      $     2.54  $     1.86  $     1.54  $     1.27  $   1.01  $   0.94  $   0.72  $   0.55  $   0.45  $   0.40
                          ==========  ==========  ==========  ==========  ========  ========  ========  ========  ========  ========
Weighted-average common
  shares outstanding          55,010      53,908      53,114      52,121    51,168    48,674    42,476    42,086    41,728    35,640
                          ==========  ==========  ==========  ==========  ========  ========  ========  ========  ========  ========

EARNINGS PER COMMON SHARE-
ASSUMING DILUTION:
Income before cumulative
  effect of
  accounting change       $     2.11  $     1.84  $     1.53  $     1.26  $   1.00  $   0.92  $   0.71  $   0.54  $   0.45  $   0.39
Cumulative effect of
  accounting change (a)         0.40           -           -           -         -         -         -         -         -         -
                          ----------  ----------  ----------  ----------  --------  --------  --------  --------  --------  --------
Net income per share      $     2.51  $     1.84  $     1.53  $     1.26  $   1.00  $   0.92  $   0.71  $   0.54  $   0.45  $   0.39
                          ==========  ==========  ==========  ==========  ========  ========  ========  ========  ========  ========
Weighted-average common
  shares outstanding
  - adjusted                  55,711      54,530      53,692      52,786    51,728    49,715    43,204    42,554    42,064    35,804
                          ==========  ==========  ==========  ==========  ========  ========  ========  ========  ========  ========

PRO FORMA INCOME
  STATEMENT DATA:
Product sales                         $1,511,816  $1,312,490  $1,092,112  $890,421  $754,122  $616,302  $316,399  $259,243  $201,492
Cost of goods sold,
  including warehouse
  and distribution
  expenses                               872,658     754,844     618,217   501,567   425,229   350,581   180,170   149,248   115,730
                                      ----------  ----------  ----------  --------  --------  --------  --------  --------  --------
Gross profit                             639,158     557,646     473,895   388,854   328,893   265,721   136,229   109,995    85,762
Operating, selling,
  general and
  administrative expenses                473,060     415,099     353,987   292,672   248,370   200,962    97,526    79,620    62,687
                                      ----------  ----------  ----------  --------  --------  --------  --------  --------  --------
   Operating income                      166,098     142,547     119,908    96,182    80,523    64,759    38,703    30,375    23,075
Other income
  (expense), net                          (5,233)     (7,319)     (7,104)   (6,870)   (3,896)   (6,958)      472     1,182       236
                                      ----------  ----------  ----------  --------  --------  --------  --------  --------  --------
Income before
  income taxes                           160,865     135,228     112,804    89,312    76,627    57,801    39,175    31,557    23,311
Provision for
  income taxes                            60,266      50,595      42,672    33,776    28,747    22,141    15,025    11,638     8,574
                                      ----------  ----------  ----------  --------  --------  --------  --------  --------  --------
Net income                            $  100,599  $   84,633  $   70,132  $ 55,536  $ 47,880  $ 35,660  $ 24,150  $ 19,919  $ 14,737
                                      ==========  ==========  ==========  ========  ========  ========  ========  ========  ========
Net income per share                  $     1.87  $     1.59  $     1.35  $   1.09  $   0.98  $   0.84  $   0.57  $   0.48  $   0.41
                                      ==========  ==========  ==========  ========  ========  ========  ========  ========  ========
Net income per share -
  assuming dilution                   $     1.84  $     1.58  $     1.33  $   1.07  $   0.96  $   0.83  $   0.57  $   0.47  $   0.41
                                      ==========  ==========  ==========  ========  ========  ========  ========  ========  ========

(a) See Management's Discussion and Analysis of Financial Condition and Results of Operations, 2004 Compared to 2003.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                Selected Consolidated Financial Data (continued)

(In thousands, except selected operating data)

Years ended December 31,     2004        2003        2002        2001       2000      1999      1998      1997      1996      1995
                          ----------  ----------  ----------  ----------  --------  --------  --------  --------  --------  --------
SELECTED OPERATING DATA:
Number of stores at
  year-end (a)                 1,249       1,109         981         875       672       571       491       259       219       188
Total store square
 footage at year-end
 (in 000's) (a) (b)            8,318       7,348       6,408       5,882     4,491     3,777     3,172     1,417     1,151       923
Weighted-average product
 sales per store
 (in 000's) (a) (b)       $    1,443  $    1,413  $    1,372  $    1,426  $  1,412  $  1,422  $  1,368  $  1,300  $  1,240  $  1,101
Weighted-average product
 sales per square
 foot (b) (d)             $      217  $      215  $      211  $      219  $    218  $    223  $    238  $    244  $    251  $    227
Percentage increase in
 same-store product
 sales (c)                       6.8%        7.8%        3.7%        8.8%      5.0%      9.6%      6.8%      6.8%     14.4%     8.9%


BALANCE SHEET DATA:

Working capital           $  479,662  $  441,617  $  483,623  $  429,527  $296,272  $249,351  $208,363  $ 93,763  $ 74,403  $ 80,471

Total assets               1,432,357   1,157,033   1,009,419     856,859   715,995   610,442   493,288   247,617   183,623   153,604

Current portion of
 long-term debt
 and short-term debt             592         925         682      16,843    49,121    19,358    13,691       130     3,154       231

Long-term debt,
 less current portion        100,322     120,977     190,470     165,618    90,463    90,704   170,166    22,641       237       358

Shareholders' equity         947,817     784,285     650,524     556,291   463,731   403,044   218,394   182,039   155,782   133,870

(a) Store count for 2002 does not include 27 stores acquired from Dick Smith Enterprises and Davie Automotive, Inc. in December 2002.

(b) Total square footage includes normal selling, office, stockroom and receiving space. Weighted-average product sales per store and per square foot are weighted to consider the approximate dates of store openings or expansions.

(c) Same-store product sales are calculated based on the change in product sales of stores open at least one year. Prior to 2000, same-store product sales data were calculated based on the change in product sales of only those stores open during both full periods being compared. Percentage increase in same-store product sales is calculated based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen and sales to employees.

(d)  1998  does  not  include   stores   acquired   from   Hi/LO.   Consolidated
     weighted-average product sales per square foot were $207.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

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

     We calculate same-store product sales based on the change in product sales for stores open at least one year. Prior to January 2000, we calculated same-store product sales based on the change in product sales of only those stores open during both full periods being compared. We calculate the percentage increase in same-store product sales based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen and sales to team members.

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

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

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

o Operating, selling, general and administrative expense (OSG&A) - Operating, selling, general and administrative expense includes estimates for medical, workers' compensation and other general liability insurance obligations, which are partially based on estimates of certain claim costs and historical experience.

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

o Vendor concessions ' The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising, allowances for warranties and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor concessions are recognized as a reduction of cost of sales when recognized in the consolidated statement of income.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

o Stock-based compensation - We have elected to use the intrinsic value method of accounting for stock options issued under our stock option plans and accordingly do not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. During the fourth quarter of 2004, the Company changed its method of applying its LIFO accounting policy for inventory costs (see Note 2 - Accounting Changes). Our stock compensation pro forma information for the years ended December 31, is as follows, both excluding and including the effects of the inventory accounting change:

                                                2004        2003        2002
                                             ---------------------------------
                                           (In thousands, except per share data)
Excluding inventory accounting change
Net income, as reported....................  $ 139,566   $ 100,087   $  81,992
Stock-based compensation expense, net
  of tax, as reported......................          -           -           -
Stock-based compensation expense, net
  of tax, under fair value method..........      7,468       9,204       7,217
                                             ---------------------------------
Pro forma net income.......................  $ 132,098   $  90,883   $  74,775
                                             =================================
Pro forma basic net income per share.......  $    2.40   $    1.69   $    1.41
                                             =================================
Pro forma net income per share-
  assuming dilution........................  $    2.37   $    1.67   $    1.39
                                             =================================
Net income per share, as reported
Basic......................................  $    2.54   $    1.86   $    1.54
                                             =================================
Assuming dilution..........................  $    2.51   $    1.84   $    1.53
                                             =================================
Including inventory accounting change
Net income.................................              $ 100,599   $  84,633
Stock based compensation expense, net
  of tax, as reported......................                      -           -
Stock based compensation expense, net
  of tax, under fair value method..........                  9,204       7,217
                                                        ----------------------
Pro forma net income.......................             $   91,395   $  77,416
                                                        ======================
Pro forma basic net income per share.......             $     1.70   $    1.46
                                                        ======================
Pro forma net income per share-
  assuming dilution........................             $     1.68   $    1.44
                                                        ======================

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

The following table sets forth, certain income statement data as a percentage of product sales for the years indicated:

                                                 Years ended December 31,
                                               --------------------------
                                                2004       2003      2002
Product sales..............................    100.0%     100.0%    100.0%
Cost of goods sold, including warehouse
  and distribution expenses................     56.8       57.8      57.8
                                               --------------------------
Gross profit...............................     43.2       42.2      42.2
Operating, selling, general and
  administrative expenses..................     32.1       31.3      31.6
                                               --------------------------
Operating income...........................     11.1       10.9      10.6
Other expense, net.........................     (0.2)      (0.3)     (0.6)
                                               --------------------------
Income before income taxes and cumulative
  effect of accounting change..............     10.9       10.6      10.0
Provision for income taxes.................      4.1        4.0       3.7
                                               --------------------------
Income before cumulative effect of
  accounting change........................      6.8        6.6       6.3
                                               --------------------------
Cumulative effect of accounting
  change, net of tax.......................      1.3          -         -
                                               --------------------------
Net income.................................      8.1%       6.6%      6.3%
                                               ==========================


     See Management's Discussion and Analysis of Financial Condition and Results of Operations, 2004 Compared to 2003, for detailed information on cumulative effect of accounting change.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2004 COMPARED TO 2003

     Product sales increased $209.4 million, or 13.9% from $1.51 billion in 2003 to $1.72 billion in 2004, primarily due to 140 net additional stores opened during 2004, and a 6.8% increase in same-store product sales for stores open at least one year. We believe that the increased product sales achieved by the existing stores are the result of our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, and continued improvement in the merchandising and store layouts of most stores. Also, our continued focus on serving professional installers contributed to increased product sales.

     Gross profit increased 16.4% from $638.3 million (42.2% of product sales) in 2003 to $743.2 million (43.2% of product sales) in 2004. Gross profit dollars rose $100.4 million due to the increase in product sales and $4.4 million due to a change in accounting method. The increase in gross profit as a percent of product sales is related to improvements in our distribution cost and improved product margin related to product acquisition cost.

     OSG&A increased $79.6 million from $473.1 million (31.3% of product sales) in 2003 to $552.7 million (32.1% of product sales) in 2004. The increase in these expenses was primarily attributable to increased salaries and benefits, rent and other costs associated with the addition of employees and facilities to support the increased level of our operations.

     Corrections of errors related to lease accounting represented $10.4 million ($3.5 million related to 2004) of the increase. Rent expense increased $4.4 million ($0.9 million related to 2004), as a result of corrections in the Company's method of calculating straight-line rent expense. Depreciation increased $6.0 million ($2.6 million related to 2004), as a result of corrections in the Company's method of calculating amortization of leasehold improvements. The Company's policy is to amortize leasehold improvements over the lesser of the lease term or the estimated economic life of those assets. Generally, for stores the lease term is the base lease term and for distribution centers the lease term includes the base lease term plus certain renewal option periods for which renewal is reasonably assured and failure to exercise the renewal option would result in an economic penalty. The calculation for straight-line rent expense is based on the same lease term. Previously, leasehold improvements were amortized over a period of time which included both the base lease term and the first renewal option period of the lease and rent expense was recorded as paid.

     Other expense, net, decreased by $2.5 million from $5.2 million in 2003 to $2.7 million in 2004. The decrease was primarily due to a reduction in interest expense as a result of lower average borrowings under our credit facility.

     Provision for income taxes increased from $60.0 million in 2003 (37.5% effective tax rate) to $70.1 million in 2004 (37.3% effective tax rate). The increase in the dollar amount was primarily due to the increase of income before income taxes.

     The cumulative change in accounting method, effective January 1, 2004, changed the method of applying our LIFO accounting policy for certain inventory costs. Under the new method, we inventoried certain procurement, warehousing and distribution center costs. The previous method was to recognize those costs as incurred, reported as a component of costs of goods sold. We believe the new method is preferable, since it better matches revenues and expenses and is the prevalent method used by other entities within the automotive aftermarket industry.

     Net income in 2004 was $139.6 million (8.1% of product sales), an increase of $39.5 million or 39.4%, from net income in 2003 of $100.1 million (6.6% of product sales).

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

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

     OSG&A increased $58.0 million from $415.1 million (31.6% of product sales) in 2002 to $473.1 million (31.3% of product sales) in 2003. The increase in these expenses was primarily attributable to increased salaries and benefits, rent and other costs associated with the addition of employees and facilities to support the increased level of our operations. The decrease in OSG&A expenses as a percent of product sales was primarily due to achieving greater economies of scale resulting from increased product sales and through management's expense control initiatives.

     Other expense, net, decreased by $2.1 million from $7.3 million in 2002 to $5.2 million in 2003. The decrease was primarily due to a reduction in interest expense as a result of lower average borrowings under our credit facility and to a lesser extent lower average interest rates.

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

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $226.5 million in 2004, $168.8 million in 2003 and $104.5 million in 2002. The increase in cash provided by operating activities in 2004 compared to 2003 was primarily due to increases in net income and accounts payable, partially offset by increases in receivables and inventory. The increase in accounts payable was primarily due to management's efforts with vendors to extend the terms of payment. The increases in accounts receivable and inventory primarily relate to the increased level of our operations.

     The increase in cash provided by operating activities in 2003 compared to 2002 was primarily due to increases in net income and accounts payable and a smaller increase in inventory than the prior year. The increase in accounts payable was primarily due to management's efforts with vendors to extend the terms of payment. Inventory growth was reduced by transition of certain product lines to vendor consignment programs.

     Net cash used in investing activities was $172.0 million in 2004, $130.6 million in 2003 and $105.4 million in 2002. The increase in cash used in investing activities in 2004 and 2003 was primarily due to increased purchases of property and equipment.

     Capital expenditures were $173.5 million in 2004, $136.5 million in 2003 and $102.3 million in 2002. These expenditures were primarily related to the opening of new stores, as well as the relocation or remodeling of existing stores. We either opened or acquired 140, 128 and 106 net stores in 2004, 2003 and 2002, respectively. We remodeled or relocated 30 stores and remodeled one distribution center in 2004, remodeled or relocated 46 stores and two distribution centers in 2003 and 27 stores in 2002. One new distribution center was acquired in 2003, located near Mobile, Alabama.

     Our continuing store expansion program requires significant capital expenditures and working capital principally for inventory requirements. Our 2005 growth plans call for approximately 160 new stores and capital expenditures of $175 million to $185 million. The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, inventory and computer equipment) are estimated to average approximately $900,000 to $1.1 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site. Although the cost to acquire the business of an independently owned parts store varies, depending primarily upon the amount of inventory and the amount, if any, of real estate being acquired, we estimate that the average cost to acquire such a business and convert it to one of our stores is approximately $400,000. We plan to finance our expansion program through cash expected to be provided from operating activities and available borrowings under our existing credit facilities.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (continued)

     On July 29, 2002, we completed an unsecured, three-year syndicated credit facility (Credit Facility) in the amount of $150 million led by Wells Fargo Bank as the Administrative Agent, replacing a five-year syndicated credit facility. The Credit Facility is guaranteed by all of our subsidiaries and may be increased to a total of $200 million, subject to the availability of such additional credit from either existing banks within the Credit Facility or other banks. At December 31, 2004 we had no outstanding balance with the Credit Facility. The Credit Facility bears interest at LIBOR plus a spread ranging from 0.875% to 1.375% (2.06% at December 31, 2003) and expires in July 2005. At
December 31, 2003, $20.0 million of the Credit Facility was outstanding. Additionally, letters of credit totaling $21.3 million and $11.0 million were outstanding at December 31, 2004 and 2003, respectively. Accordingly, our aggregate availability for additional borrowings under the Credit Facility was $128.7 million and $119.0 million at December 31, 2004 and 2003, respectively.

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

     On June 26, 2003, we completed an amended and restated master agreement to our $50 million Synthetic Operating Lease Facility (the Facility or the
Synthetic Lease) with a group of financial institutions. The terms of the Facility provide for an initial lease period of five years, a residual value guarantee of approximately $43.2 million at December 31, 2004, and purchase options on the properties. The Facility also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The Facility has been accounted for as an operating lease under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 13 and related interpretations, including FASB Interpretation No. 46. Future minimum rental commitments under the Facility have been included in the table of contractual obligations below.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OFF BALANCE SHEET ARRANGEMENTS (CONTINUED)

     We issue stand-by letters of credit provided by a $30 million sublimit under the Credit Facility that reduce our available borrowings. These letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance and have been issued to replace surety bonds that were previously issued. Letters of credit totaling $21.3 million and $11.0 million were outstanding at December 31, 2004 and 2003, respectively.

CONTRACTUAL OBLIGATIONS

     We have other liabilities reflected in our balance sheet, including deferred income taxes and self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the financial commitments table due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable in 2005 that are included in current liabilities.

     Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below and are fully disclosed in Notes 4 and 5 to the consolidated financial statements.

                                                           Payments Due By Period
                                        ---------------------------------------------------------
                                                      Before       1-3          4-5      Over 5
                                          Total       1 Year      Years        Years     Years
Contractual Obligations:                                     (In thousands)
Long-term debt......................... $ 100,914   $     592   $  75,317   $  25,005   $       -
Operating leases.......................   315,043      36,341      66,108      52,576     160,018
                                        ---------------------------------------------------------
Total contractual cash obligations..... $ 415,957   $  36,933   $ 141,425   $  77,581   $ 160,018
                                        =========================================================


     We believe that our existing cash and cash equivalents, cash expected to be provided by operating activities, available bank credit facilities and trade credit will be sufficient to fund both our short-term and long-term capital needs for the foreseeable future.

INFLATION AND SEASONALITY

     We attempt to mitigate the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. As a result, we do not believe that our operations have been materially affected by inflation. Our business is somewhat seasonal, primarily as a result of the impact of weather conditions on store sales. Store sales and profits have historically been higher in the second and third quarters (April through September) of each year than in the first and fourth quarters.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESTATEMENT OF QUARTERLY RESULTS

     The following table sets forth certain quarterly unaudited operating data for fiscal 2004 and 2003. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown. We have restated our quarterly financial information for each of the first three quarters of 2004. Effective January 1, 2004, the Company changed its method of applying its LIFO accounting policy for inventory costs. Under the new method, the Company has inventoried certain warehousing and distribution center costs. The Company's previous method recorded these expenses directly into cost of goods sold. The Company believes the change in application of accounting method is preferable as it more accurately matches revenues and expenses and is the prevelant method used by other entities within the Company's industry. The cumulative effect of this change in application of accounting method is $21,892,000 as of January 1, 2004, net of the related deferred tax effect of $13,303,000.

     The unaudited operating data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included therein.

                                                                         Fiscal 2004
                                   ---------------------------------------------------------------------------
                                      First Quarter         Second Quarter        Third Quarter
                                   --------------------  --------------------  -------------------
                                   Previously            Previously           Previously              Fourth
                                    Reported   Restated   Reported   Restated  Reported   Restated   Quarter(a)
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                 (In thousands, except per share data)
Product sales....................  $ 403,294  $ 403,294  $ 435,167  $ 435,167  $ 455,162  $ 455,162  $ 427,618
Gross profit.....................    169,338    169,593    187,758    189,435    195,848    198,169    185,968
Operating income.................     43,772     44,027     52,565     54,242     53,809     56,130     36,059
Income before cumulative effect
  of accounting change...........     27,126     27,285     32,652     33,695     33,243     34,687     22,007
Cumulative effect of accounting
  change, net of tax.............          -     21,892          -          -          -          -          -
Net income.......................     27,126     49,177     32,652     33,695     33,243     34,687     22,007
Basic net income per common
  share before cumulative effect
  of accounting change...........       0.50       0.50       0.59       0.61       0.60       0.63       0.40
Cumulative effect of accounting
  change, net of tax.............          -       0.40          -          -          -          -          -
Basic net income per
  common share...................       0.50       0.90       0.59       0.61       0.60       0.63       0.40
Diluted net income per common
  share before cumulative effect
  of accounting change...........       0.49       0.49       0.59       0.61       0.60       0.62       0.39
Cumulative effect of accounting
  change, net of tax.............          -       0.40          -          -          -          -          -
Net income per common
  share-assuming dilution........       0.49       0.89       0.59       0.61       0.60       0.62       0.39

(a) During the fourth quarter 2004, the Company recorded a correction of an error of $10.4 million ($3.5 million related to 2004) $6.5 million, net of tax. See Note 1 to our consolidated financial statements.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESTATEMENT OF QUARTERLY RESULTS (CONTINUED)

                                               Fiscal 2003
                              ---------------------------------------------
                                First      Second       Third      Fourth
                               Quarter    Quarter      Quarter     Quarter
                              ---------   ---------   ---------   ---------
                                   (In thousands, except per share data)
Product sales...............  $ 339,475   $ 393,112   $ 412,182   $ 367,047
Gross profit................    140,946     165,713     175,653     156,023
Operating income............     33,341      44,726      48,362      38,846
Net income..................     19,728      26,924      29,533      23,902
Basic net income per
  common share..............       0.37        0.50        0.55        0.44
Net income per common
  share-assuming dilution...       0.37        0.50        0.54        0.43

NEW ACCOUNTING STANDARDS

     In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

     In  December  2004,  the FASB issued  SFAS 153,  Exchanges  of  Nonmonetary
Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NEW ACCOUNTING STANDARDS (continued)


     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, such as ourselves, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note 8 for further information. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in our Consolidated Statement of Cash Flows, were $4.5 million, $5.5 million, and $1.5 million, for the years ended December 31, 2004, 2003, and 2002, respectively. We currently expect to adopt SFAS 123R effective July 1, 2005; however, we have not yet determined which of the aforementioned adoption methods we will use and are still evaluating the standard. See Note 8 for further information on our stock-based compensation plans.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD-LOOKING STATEMENTS

     We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "expect," "believe," "anticipate," "good," "plan," "intend," "estimate," "project," "will" or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the Risk Factors sections of the annual report on Form 10-K for the year ended December 31, 2004, for additional factors that could materially affect our financial performance.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of O'Reilly Automotive, Inc. and Subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Internal control over financial reporting includes all policies and procedures that:

o    pertain  to  the  maintenance  of  records  that,  in  reasonable   detail,
     accurately and fairly reflect the transactions and dispositions of the assets of the Company;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Under the supervision and with the participation of our management, including our principal Executive Officer and our principal Financial Officer, we assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, that audited the Company's consolidated financial statements has issued an attestation report on management's assessment of the Company's internal control over financial reporting, as stated in their report which is included herein.

/s/ Greg Henslee                         /s/ Jim Batten
--------------------------------         -------------------------------------
Chief Executive Officer &                Executive Vice President of Finance &
Co-President                             Chief Financial Officer

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O'Reilly Automotive, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that O'Reilly Automotive, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). O'Reilly Automotive, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that O'Reilly Automotive, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, O'Reilly Automotive, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of O'Reilly Automotive, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of O'Reilly Automotive, Inc. and Subsidiaries and our report dated March 7, 2005 expressed an unqualified opinion thereon.

                                          /s/ Ernst & Young LLP

Kansas City, Missouri
March 7, 2005

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                           Consolidated Balance Sheets
                      (In thousands, except per share data)
                                                 December 31,
                                             2004           2003
                                          ------------------------
Assets
Current assets:
 Cash and cash equivalents..............  $   69,028   $    21,094
 Accounts receivable, less
   allowance for doubtful accounts
   of $3,417 in 2004 and $986 in 2003...      60,928        52,235
 Amounts receivable from vendors, net...      52,976        50,695
 Inventory..............................     625,320       523,750
 Deferred income taxes..................           -         4,753
 Other current assets...................       5,225         4,399
                                          ------------------------
    Total current assets................     813,477       656,926

Property and equipment, at cost:
 Land...................................      82,781        58,571
 Buildings..............................     278,752       212,937
 Leasehold improvements.................     108,144        79,994
 Furniture, fixtures and equipment .....     257,890       220,123
 Vehicles...............................      64,227        54,517
                                          ------------------------
                                             791,794       626,142
 Accumulated depreciation and
   amortization.........................     224,301       177,084
                                          ------------------------
    Net property and equipment..........     567,493       449,058

Notes receivable, less current portion..      21,690        24,313
Other assets, net.......................      29,697        26,736
                                          ------------------------
Total assets............................  $1,432,357    $1,157,033
                                          ========================

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                     Consolidated Balance Sheets (continued)


                                                  December 31,
                                             2004          2003
                                          ------------------------
                                                 (In thousands)
Liabilities and shareholders' equity
Current liabilities:
  Income taxes payable..................  $    9,736    $    6,872
  Accounts payable......................     240,548       145,954
  Self insurance reserve................      25,174        18,847
  Accrued payroll.......................      15,130        17,307
  Accrued benefits and withholdings.....      10,620         8,521
  Deferred income taxes.................       7,198             -
  Other current liabilities.............      24,817        16,883
  Current portion of long-term debt.....         592           925
                                          ------------------------
    Total current liabilities...........     333,815       215,309

Long-term debt, less current portion....     100,322       120,977
Deferred income taxes...................      38,440        29,448
Other liabilities.......................      11,963         7,014
Commitments and contingencies...........           -             -

Shareholders' equity:
  Preferred stock, $0.01 par value:
    Authorized shares-5,000,000
    Issued and outstanding shares-none..           -             -
  Common stock, $0.01 par value:
    Authorized shares-90,000,000
    Issued and outstanding shares-
      55,377,130 in 2004 and
      54,664,976 in 2003................         554           547
Additional paid-in capital .............     326,650       302,691
Retained earnings.......................     620,613       481,047
                                          ------------------------
Total shareholders' equity..............     947,817       784,285
                                          ------------------------
Total liabilities and
  shareholders' equity..................  $1,432,357    $1,157,033
                                          ========================

                             See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                        Consolidated Statements Of Income

                                                 Years ended December 31,
                                             2004        2003       2002
                                          ----------------------------------
                                         (In thousands, except per share data)
Product sales...........................  $1,721,241  $1,511,816  $1,312,490
Cost of goods sold, including warehouse
  and distribution expenses.............     978,076     873,481     759,090
                                          ----------------------------------
Gross profit............................     743,165     638,335     553,400
Operating, selling, general and
  administrative expenses...............     552,707     473,060     415,099
                                          ----------------------------------
Operating income........................     190,458     165,275     138,301
Other income (expense):
  Interest expense......................      (4,700)     (6,864)     (9,248)
  Interest income.......................         901         298         989
  Other, net............................       1,078       1,333         940
                                          ----------------------------------
                                              (2,721)     (5,233)     (7,319)
                                          ----------------------------------
Income before income taxes and cumulative
  effect of accounting change...........     187,737     160,042     130,982
Provision for income taxes..............      70,063      59,955      48,990
Income before cumulative effect of
                                          ----------------------------------
  accounting change.....................     117,674     100,087      81,992
Cumulative effect of accounting change,
  net of tax $13,303....................      21,892           -           -
                                          ----------------------------------
Net income..............................  $  139,566  $  100,087  $   81,992
                                          ==================================
Basic income per common share:
Income before cumulative effect of
  accounting change.....................  $     2.14  $     1.86  $     1.54
Cumulative effect of accounting change..        0.40           -           -
                                          ----------------------------------
Net income per common share.............  $     2.54  $     1.86  $     1.54
                                          ==================================
Weighted-average common shares
  outstanding...........................      55,010      53,908      53,114
                                          ==================================
Income per common share-assuming dilution:
Income before cumulative effect of
  accounting change.....................  $     2.11  $     1.84  $     1.53
Cumulative effect of accounting change..        0.40           -           -
Net income per common share-
                                          ----------------------------------
  assuming dilution.....................  $     2.51  $     1.84  $     1.53
                                          ==================================
Adjusted weighted-average common
  shares outstanding....................      55,711      54,530      53,692
                                          ==================================

                                       46
                             See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                 Consolidated Statements Of Shareholders' Equity

                                                                 Additional
                                                 Common Stock      Paid-In    Retained
                                             Shares   Par Value    Capital     Earnings     Total
                                             ------------------------------------------------------
                                                                  (In thousands)
Balance at December 31, 2001..............   52,851   $     528   $ 256,795   $ 298,968   $ 556,291
  Issuance of common stock under
    employee benefit plans................      223           3       6,094           -       6,097
  Issuance of common stock under
    stock option plans....................      297           3       4,677           -       4,680
  Tax benefit of stock options exercised..        -           -       1,464           -       1,464
  Net income..............................        -           -           -      81,992      81,992
                                             ------------------------------------------------------
Balance at December 31, 2002..............   53,371         534     269,030     380,960     650,524
  Issuance of common stock under
    employee benefit plans................      242           2       6,746           -       6,748
  Issuance of common stock under
    stock option plans....................    1,052          11      21,429           -      21,440
  Tax benefit of stock options exercised..        -           -       5,486           -       5,486
  Net income..............................        -           -           -     100,087     100,087
                                             ------------------------------------------------------
Balance at December 31, 2003..............   54,665         547     302,691     481,047     784,285
  Issuance of common stock under
    employee benefit plans................      221           2       8,358           -       8,360
  Issuance of common stock under
    stock option plans....................      491           5      11,075           -      11,080
  Tax benefit of stock options exercised..        -           -       4,526           -       4,526
  Net income..............................        -           -           -     139,566     139,566
                                             ------------------------------------------------------
Balance at December 31, 2004..............   55,377   $     554   $ 326,650   $ 620,613   $ 947,817
                                             ======================================================

                                                        See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                      Consolidated Statements Of Cash Flows

                                                  Years ended December 31,
                                                2004       2003        2002
                                            ---------------------------------
                                                       (In thousands)
Operating activities
Net income................................  $ 139,566   $ 100,087   $  81,992
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Cumulative effect of accounting change..    (21,892)          -           -
  Depreciation............................     53,126      41,216      35,923
  Amortization............................      1,199       1,158         984

  Provision for doubtful accounts
    and notes.............................      2,942       2,461       1,873
  Loss (gain) on sale of property
    and equipment.........................         46        (264)        (58)
  Deferred income taxes...................      7,640      13,796       5,666
  Common stock contributed to employee
    benefit plans.........................      5,067       4,026       3,512
  Tax benefit of stock options exercised..      4,526       5,486       1,464
  Changes in operating assets and liabilities:
    Accounts receivable...................    (11,636)     (9,108)     (5,701)
    Amounts receivable from vendors ......     (3,606)     (4,824)     (4,478)
    Inventory.............................    (66,375)    (19,652)    (56,305)
    Refundable income taxes...............          -           -         168
    Other current assets..................       (835)       (540)       (788)
    Other assets..........................        (50)     (4,005)          -
    Accounts payable......................     94,594      29,760      23,495
    Income taxes payable..................      2,865      (2,926)      9,798
    Accrued payroll.......................     (2,177)      2,050       2,391
    Accrued benefits and withholdings.....      8,427       8,203       5,127
    Other current liabilities.............      7,934        (267)     (1,148)
    Other liabilities.....................      5,175       2,179         618
                                            ---------------------------------
      Net cash provided by
        operating activities..............    226,536     168,836     104,533
                                            ---------------------------------
Investing activities
Purchases of property and equipment.......   (173,486)   (136,497)   (102,257)
Proceeds from sale of property
  and equipment ..........................      1,653       1,273       2,278
Payments received on notes receivable.....      2,634         871         862
(Investment in) reduction of other assets.     (2,787)      3,793      (6,268)
                                            ---------------------------------
      Net cash used in
        investing activities.............    (171,986)   (130,560)   (105,385)
                                            ---------------------------------
Financing activities
Payments on notes payable to bank........           -           -      (5,000)
Proceeds from issuance of long-term debt.           -      27,900     179,640
Principal payments on long-term debt.....     (20,989)    (98,577)   (166,761)
Net proceeds from issuance of
  common stock...........................      14,373      24,162       7,265
                                            ---------------------------------
     Net cash (used in) provided by
       financing activities..............      (6,616)    (46,515)     15,144
                                            ---------------------------------
Net increase (decrease) in cash and
  cash equivalents.......................      47,934      (8,239)     14,292
Cash and cash equivalents at
  beginning of year......................      21,094      29,333      15,041
                                            ---------------------------------
Cash and cash equivalents at end of year.   $  69,028   $  21,094   $  29,333
                                            =================================

                             See accompanying notes.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     O'Reilly Automotive, Inc. (the Company) is a specialty retailer and supplier of automotive aftermarket parts, tools, supplies and accessories to both the do-it-yourself (DIY) customer and the professional installer throughout Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Virginia.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

     Over-the-counter retail sales are recorded when the customer takes possession of merchandise. Sales to professional installers, also referred to as "commercial sales", are recorded upon delivery of merchandise to the customer, generally at the customer's place of business. Wholesale sales to other retailers, also referred to as "jobber sales," are recorded upon shipment of merchandise. All sales are recorded net of estimated allowances and discounts.

Use of Estimates

     The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States (GAAP), requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Inventory

     Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Inventory also includes related procurement, warehousing and distribution center costs. Cost has been determined using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $628,309,000 and $513,365,000 as of December 31, 2004 and 2003, respectively. Please refer to Note 2 for cumulative effect of accounting change.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amounts Receivable from Vendors

     The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising, devaluation programs, allowances for warranties and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor concessions are recognized as a reduction of cost of sales when recognized in the consolidated income statement. Amounts receivable from vendors also includes amounts due to the Company for changeover merchandise and product returns. Reserves for uncollectable amounts receivable from vendors are provided for in the Company's consolidated financial statements and consistently have been within management's expectations.

Property and Equipment

     Property and equipment are carried at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. Service lives for property and equipment generally range from three to forty years. Leasehold improvements are amortized over the lesser of the lease term or the estimated economic life of the assets. The lease term includes renewal options determined by management at lease inception for which failure to renew options would result in a substantial economic penalty to the Company. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is included in the determination of net income as a component of other income (expense). The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

     The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average rates paid for long-term borrowings. Total interest costs capitalized for the years ended December 31, 2004, 2003 and 2002, were $2,579,000, $1,808,000 and $369,000, respectively.

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

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to $22,999,000, $19,533,000 and $14,442,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Pre-opening Costs

     Costs associated with the opening of new stores, which consist primarily of payroll and occupancy costs, are charged to operations as incurred.

Stock Option Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options because, as discussed in Note 8, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. SFAS No. 148, Accounting for Stock-Based Compensation -
Transition and Disclosure, further established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Under the intrinsic value method in accordance with APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Option Plans (continued)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. During the fourth quarter of 2004, the Company changed its method of applying its LIFO accounting policy for inventory costs (see Note 2 - Accounting Changes). Our stock compensation pro forma information for the years ended December 31, is as follows, both excluding and including the effects of the inventory accounting change:

                                             2004         2003        2002
                                          ---------------------------------
                                        (In thousands, except per share data)
Excluding inventory accounting change
Net income, as reported.................  $ 139,566   $ 100,087   $  81,992
Stock-based compensation expense, net
  of tax, as reported...................          -           -           -
Stock-based compensation expense, net
  of tax, under fair value method.......      7,468       9,204       7,217
                                          ---------------------------------
Pro forma net income....................  $ 132,098   $  90,883   $  74,775
                                          =================================
Pro forma basic net income per share....  $    2.40   $    1.69   $    1.41
                                          =================================
Pro forma net income per share-
  assuming dilution.....................  $    2.37   $    1.67   $    1.39
                                          =================================
Net income per share, as reported
  Basic.................................  $    2.54   $    1.86   $    1.54
                                          =================================
  Assuming dilution.....................  $    2.51   $    1.84   $    1.53
                                          =================================
Including inventory accounting change
Net income..............................              $ 100,599   $  84,633
Stock based compensation expense, net
  of tax, as reported...................                      -           -
Stock based compensation expense, net
  of tax, under fair value method.......                  9,204       7,217
                                                      ---------------------
Pro forma net income....................              $  91,395   $  77,416
                                                      =====================
Pro forma basic net income per share....              $    1.70   $    1.46
                                                      =====================
Pro forma net income per share -
  assuming dilution.....................              $    1.68   $    1.44
                                                      =====================

                                       52

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Share

     Basic earnings per share is based on the weighted-average outstanding common shares. Diluted earnings per share is based on the weighted-average outstanding shares adjusted for the effect of common stock equivalents. Common stock equivalents that could potentially dilute basic earnings per share in the future that were not included in the fully diluted computation because they would have been antidilutive were 272,000, 66,750 and 816,250 for the years ended December 31, 2004, 2003 and 2002, respectively.

 Cash Equivalents

     Cash equivalents consist of investments with maturities of 90 days or less at the day of purchase.

Concentration of Credit Risk

     Financial   instruments   that   potentially   subject   the   Company   to
concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and notes receivable.

     The Company grants credit to certain customers who meet the Company's pre-established credit requirements. Concentrations of credit risk with respect to these receivables are limited because the Company's customer base consists of a large number of smaller customers, thus spreading the credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. Generally the Company does not require security when credit is granted to customers. Credit losses are provided for in the Company's consolidated financial statements and consistently have been within management's expectations.

     The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt, as reported in the accompanying consolidated balance sheets, approximates fair value.

Notes Receivable

     The Company had notes receivable from vendors and other third parties amounting to $25,108,000 and $27,742,000 at December 31, 2004 and 2003,
respectively. The notes receivable, which bear interest at rates ranging from 0% to 10%, are due in varying amounts through August 2017.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

     In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

     In  December  2004,  the FASB issued  SFAS 153,  Exchanges  of  Nonmonetary
Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note 8 for further information. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in the Company's Consolidated Statement of Cash Flows, were $4.5 million, $5.5 million, and $1.5 million, for the years ended December 31, 2004, 2003, and 2002, respectively. The Company currently expects to adopt SFAS 123R effective July 1, 2005; however, the Company has not yet determined which of the aforementioned adoption methods it will use and is still evaluating the standard.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

     The Company made certain reclassifications to prior periods to conform to current year presentation.

Leases

     The Company's policy is to amortize leasehold improvements over the lesser of the lease term or the estimated economic life of those assets. Generally, for stores the lease term is the base lease term and for distribution centers the lease term includes the base lease term plus certain renewal option periods for which renewal is reasonably assured and failure to exercise the renewal option would result in an economic penalty. The calculation for straight-line rent expense is based on the same lease term. Previously, leasehold improvements were amortized over a period of time which included both the base lease term and the first renewal option period of the lease and rent expense was recorded as paid.

     As a result, the Company's 2004 statement of income includes an adjustment to correct its lease accounting of $10.4 million ($3.5 million related to 2004), $6.5 million, net of tax. Prior years' financial statements will not be restated due to the immateriality of the amount to the results of operations and statement of financial position for the current year or any individual year. As the correction relates solely to accounting treatment, it does not affect the Company's historical or future cash flows.

     The effect from these corrections, which is reflected in the financial statements, is an increase in depreciation expense of $6.0 million ($2.6 million related to 2004), an increase in rent expense of $4.4 million ($0.9 million related to 2004), and a decrease in income tax expense of $3.9 million.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 2 - ACCOUNTING CHANGES

     The Company's inventory consists of automotive hard parts, maintenance items, accessories and tools. During the fourth quarter of 2004, the Company changed its method of applying its LIFO accounting policy for inventory costs. Under the new method, the Company has inventoried certain procurement, warehousing and distribution center costs. The Company's previous method was to recognize those costs as incurred, reported as a component of costs of goods sold. The Company believes the change in application of the LIFO accounting method is preferable as it better matches revenues and expenses and is the prevalent method used by other entities within the Company's industry. The cumulative effect of this change in application of accounting method is $21,892,000 as of January 1, 2004, net of the related deferred tax effect of $13,303,000. The change increased 2004 net income by $2,722,000 or $0.05 per share. Prior 2004 quarterly financial statements have been restated to reflect this change, effective January 1, 2004, (see Restatement of Quarterly Results in Management's Discussion and Analysis of Financial Condition and Results of Operations). Pro forma changes to results of operations as if the new method had been applied for the years ended December 31, 2003 and 2002 are presented below.

                                                           Years Ended December 31,
                                   ----------------------------------------------------------------------
                                                              (in thousands)
                                   As originally                     As originally
                                    reported               Pro forma   reported                Pro forma
                                       2003    Adjustment     2003       2002      Adjustment     2002
                                   ----------  ----------  ----------  ----------  ----------  ----------
Product sales....................  $1,511,816  $        -  $1,511,816  $1,312,490  $        -  $1,312,490
Cost of goods sold, including
  warehouse and distribution
  expense........................     873,481        (823)    872,658     759,090      (4,246)    754,844

Operating, selling, general and
  administrative expenses........     473,060           -     473,060     415,099           -     415,099
                                   ----------------------------------  ----------------------------------
  Operating income...............     165,275         823     166,098     138,301       4,246     142,547
  Other expense, net.............      (5,233)          -      (5,233)     (7,319)          -      (7,319)
                                   ----------------------------------  ----------------------------------
  Income before income taxes.....     160,042         823     160,865     130,982       4,246     135,228
  Provision for income taxes.....      59,955         311      60,266      48,990       1,605      50,595
                                   ----------------------------------  ----------------------------------
Net income.......................  $  100,087  $      512  $  100,599  $   81,992  $    2,641  $   84,633
                                   ==================================  ==================================
Basic income per share...........  $     1.86  $     0.01  $     1.87  $     1.54  $     0.05  $     1.59
                                   ==================================  ==================================
Net income per share -
  assuming dilution..............  $     1.84  $     0.00  $     1.84  $     1.53  $     0.05  $     1.58
                                   ==================================  ==================================
Weighted-average common
  shares outstanding.............      53,908      53,908      53,908      53,114      53,114      53,114
                                   ==================================  ==================================
Weighted-average common shares
  outstanding-assuming dilution..      54,530      54,530      54,530      53,692      53,692      53,692
                                   ==================================  ==================================

NOTE 3-RELATED PARTIES

     The Company leases certain land and buildings related to fifty of its O'Reilly Auto Parts stores under six-year operating lease agreements with O'Reilly Investment Company and O'Reilly Real Estate Company, partnerships in which certain shareholders and directors of the Company are partners. Generally, these lease agreements provide for renewal options for an additional six years at the option of the Company. Additionally, the Company leases certain

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 3-RELATED PARTIES (CONTINUED)

land and buildings related to twenty-one of its O'Reilly Auto Parts stores under 15-year operating lease agreements with O'Reilly-Wooten 2000 LLC, which is owned by certain shareholders of the Company. Generally, these lease agreements provide for renewal options for two additional five-year terms at the option of the Company (see Note 5). Rent payments under these operating leases totaled $3,374,000, $3,238,000 and $3,222,000 in 2004, 2003 and 2002, respectively.

NOTE 4-LONG-TERM DEBT

     On July 29, 2002, the Company amended the unsecured, three-year syndicated credit facility (Credit Facility) in the amount of $150 million led by Wells Fargo Bank as the Administrative Agent, replacing a five-year syndicated credit facility. The Credit Facility is guaranteed by all of the Company's subsidiaries and may be increased to a total of $200 million, subject to the availability of such additional credit from either existing banks within the Credit Facility or other banks. At December 31, 2004 the Company had no outstanding balance with the Credit Facility. The Credit Facility bears interest at LIBOR plus a spread ranging from 0.875% to 1.375% (2.06% at December 31, 2003) and expires in July 2005. At December 31, 2003, $20.0 million of the Credit Facility was outstanding. Accordingly, the Company's aggregate availability for additional borrowings under the Credit Facility was $128.7 million and $119.0 million at December 31, 2004 and 2003, respectively.

     The Company issues stand-by letters of credit provided by a $30 million sublimit under the Credit Facility that reduce available borrowings. These letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance and have been issued to replace surety bonds that were previously issued. Letters of credit totaling $21.3 million and $11.0 million were outstanding at December 31, 2004 and 2003, respectively.

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

     The Company leases certain computer equipment under a capitalized lease. The lease agreement has a term of 30 months, expiring in 2006. At December 31, 2004, the monthly installment under this agreement was approximately $48,500. The present value of the future minimum lease payments under these agreements totaled $858,000 and $1,426,300 at December 31, 2004, and 2003, respectively, which has been classified as long-term debt in the accompanying consolidated financial statements. During 2004, the Company did not purchase any assets under a capitalized lease. During 2003, the Company purchased $1,426,300 of assets under a capitalized lease.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 4-LONG-TERM DEBT (CONTINUED)

     Principal maturities of long-term debt for each of the next five years ending December 31, are as follows (amounts in thousands):

                  2005          $      592
                  2006              75,300
                  2007                  17
                  2008              25,005
                  2009                   -
            Thereafter                   -
                                ----------
                                $  100,914

     Cash paid by the Company for interest during the years ended December 31, 2004, 2003, and 2002, amounted to $4,960,000, $6,864,000, and $9,248,000, respectively.

NOTE 5-COMMITMENTS

Lease Commitments

     On June 26, 2003, we completed an amended and restated master agreement to our $50 million Synthetic Operating Lease Facility (the Facility or the
Synthetic Lease) with a group of financial institutions. The terms of the Facility provide for an initial lease period of five years, a residual value guarantee of approximately $43.2 million at December 31, 2004, and purchase options on the properties. The Facility also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The amended and restated Facility has been accounted for as an operating lease under SFAS No. 13 and related interpretations, including FASB Interpretation No. 46. Future minimum rental commitments under the Facility have been included in the table of future minimum annual rental commitments below.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements


NOTE 5-COMMITMENTS (CONTINUED)

     The Company also leases certain office space, retail stores, property and equipment under long-term, non-cancelable operating leases. Most of these leases include renewal options and some include options to purchase and provisions for percentage rent based on sales. At December 31, 2004, future minimum rental payments under all of the Company's operating leases for each of the next five years and in the aggregate are as follows (amounts in thousands):

                   Related   Non-related
                   Parties     Parties      Total
                  --------    --------    --------
           2005   $  3,334    $ 33,041    $ 36,375
           2006      3,349      30,910      34,259
           2007      3,351      29,386      32,737
           2008      3,277      26,587      29,864
           2009      2,462      23,882      26,344
     Thereafter      7,479     182,629     190,108
                  --------    --------    ---------
                  $ 23,252    $326,435    $349,687
                  ========    ========    ========

     Rental expense amounted to $39,145,000, $31,865,000 and $29,652,000 for the years ended December 31, 2004, 2003, and 2002, respectively. 2004 rental expense includes an adjustment to correct lease accounting in the amount of $4,367,000 ($900,000 related to 2004.) See Note 1 - Leases for further details.

Other Commitments

     The Company had construction commitments, which totaled approximately $32.3 million, at December 31, 2004.

NOTE 6-LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings incidental to the conduct of its business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, they will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 7-EMPLOYEE BENEFIT PLANS

     The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are 21 years of age with at least six months of service. A total of 1,600,000 shares of common stock were reserved for issuance under the plan. Employees may contribute up to 100% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company has agreed to make matching contributions equal to 50% of the first 2% of each employee's contribution and 25% of the next 4% of each employee's contribution. Additional contributions to the plan may be made as determined annually by the Board of Directors. After two years of service, Company contributions and earnings thereon vest at the rate of 20% per year. Company contributions charged to operations amounted to $5,278,000 in 2004, $4,353,000 in 2003 and $3,438,000
in 2002. Company contributions, in the form of common stock, to the profit sharing and savings plan to match employee contributions during the years ended December 31 were as follows:

                      Year                         Market
                   Contributed       Shares         Value
                   ------------   ------------   ------------
                     2004           40,684       $1,766,000
                     2003           42,183        1,478,000
                     2002           38,354        1,136,000

     Profit sharing contributions accrued at December 31, and funded in the next year through the issuance of shares of the Company's common stock were as follows:

                       Year                        Market
                      Funded         Shares         Value
                   ------------   ------------   ------------
                     2004           78,730       $3,000,000
                     2003           85,184        2,300,000
                     2002           77,876        2,200,000

                                       60

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 7-EMPLOYEE BENEFIT PLANS (CONTINUED)

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

                                              Weighted
                                               Average       Market
                 Year           Shares       Fair Value       Value
              ------------   ------------   ------------   ------------
                2004            93,877        $41.70         $3,915,000
                2003           103,457         32.38          3,350,000
                2002           102,662         29.62          3,041,000

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

                       Year                         Market
                      Funded        Shares           Value
                   ------------   ------------   ------------
                     2004             7,917        $302,000
                     2003            10,530         248,000
                     2002             4,779         175,000


NOTE 8-SHAREHOLDERS' EQUITY

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

Stock Option Plans

     The Company has a stock option plan under which incentive stock options or non-qualified stock options may be granted to officers and key employees. An aggregate of 12,000,000 shares of common stock were reserved for issuance

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 8-SHAREHOLDERS' EQUITY (CONTINUED)

Stock Option Plans (continued)

under this plan. The exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and the options will expire no later than 10 years from the date of grant. Options granted pursuant to the plan become exercisable no sooner than six months from the date of grant. All grants under the plan since its inception have been non-qualified stock option grants. A summary of outstanding stock options under this plan is as follows:

                                                             Number
                                       Price per Share     of Shares
                                      ------------------------------
Outstanding at December 31, 2001....  $  8.69 - 37.62      3,277,135
  Granted...........................    24.96 - 35.48        712,500
  Exercised.........................     8.69 - 30.23       (296,858)
  Canceled..........................     8.75 - 38.00       (202,075)
                                      ------------------------------
Outstanding at December 31, 2002....  $  8.94 - 37.62      3,490,702
  Granted...........................    23.01 - 44.81      1,035,750
  Exercised.........................     8.94 - 37.62     (1,051,940)
  Canceled..........................     8.94 - 38.98       (222,413)
                                      ------------------------------
Outstanding at December 31, 2003....  $ 10.56 - 44.81      3,252,099
  Granted...........................    37.06 - 46.75        858,125
  Exercised.........................    10.56 - 40.39       (470,977)
  Canceled..........................    10.94 - 46.29       (239,114)
                                      ------------------------------
Outstanding at December 31, 2004....  $ 10.94 - 46.75      3,400,133


     Options to purchase 1,612,600, 1,223,409 and 1,566,104 shares of common stock were exercisable at December 31, 2004, 2003, and 2002, respectively.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 8-SHAREHOLDERS' EQUITY (CONTINUED)

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

                                                             Number
                                       Price per Share      of Shares
                                      -------------------------------
Outstanding at December 31, 2001....  $ 12.44 -  23.91        50,000
  Granted...........................             29.02        30,000
                                      ------------------------------
Outstanding at December 31, 2002....  $ 12.44 -  29.02        80,000
  Granted...........................             29.20        30,000
                                      ------------------------------
Outstanding at December 31, 2003....  $ 12.44 -  29.20       110,000
  Granted...........................             41.67        12,500
  Exercised.........................    12.44  - 20.65       (20,000)
                                      ------------------------------
Outstanding at December 31, 2004....  $ 20.65  - 41.67       102,500


     All options under this plan were exercisable at December 31, 2004, 2003, and 2002.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee and non-employee director stock options under the fair value method.

     The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003, and 2002, respectively: risk-free interest rates of 3.01%, 3.61% and 4.01%; volatility factors of the expected market price of the Company's common stock of .404, .458, and .481; and expected life of the options of 4.0, 9.4 and 9.0 years. The Company assumed a 0% dividend yield over the expected life of the options. The weighted-average fair values of options granted during the years ended December 31, 2004, 2003, and 2002 were $14.47, $20.56 and $17.75, respectively. The weighted-average remaining contractual life at December 31, 2004, for all outstanding options under the Company's stock option plans is 7.2 years. The weighted-average exercise price for all outstanding options under the Company's stock option plans was $29.88, $26.11 and $22.78 at December 31, 2004, 2003 and 2002, respectively.

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

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 9-INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted income per common share:

                                                             Years ended December 31,
                                                        2004        2003        2002
                                                     ---------------------------------
                                                    (In thousands, except per share data)
Numerator (basic and diluted):
  Net income.......................................  $ 139,566   $ 100,087   $  81,992
                                                     =================================
Denominator:
  Denominator for basic income per common share-
    weighted-average shares........................     55,010      53,908      53,114
  Effect of stock options (Note 8).................        701         622         578
                                                     ---------------------------------
  Denominator for diluted income per common share-
    adjusted weighted-average shares and
    assumed conversion.............................     55,711      54,530      53,692
                                                     =================================
Basic net income per common share..................  $    2.54   $    1.86   $    1.54
                                                     =================================
Net income per common share-assuming dilution......  $    2.51   $    1.84   $    1.53
                                                     =================================

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 10-INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                           2004            2003
                                        -----------------------
                                               (In thousands)
Deferred tax assets:
  Current:
    Allowance for doubtful accounts...  $    1,292   $      373
    Other accruals....................      10,038        6,973
  Noncurrent:
    Other accruals....................       1,980            -
                                        -----------------------
    Total deferred tax assets.........      13,310        7,346
                                        -----------------------
Deferred tax liabilities:
  Current:
    Inventory carrying value..........      18,528        2,593

  Noncurrent:
    Property and equipment............      39,203       29,171
    Other.............................       1,217          277
                                        -----------------------
    Total deferred tax liabilities....      58,948       32,041
                                        -----------------------
    Net deferred tax liabilities .....  $  (45,638)  $  (24,695)
                                        =======================

                                       65

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

                   Notes to Consolidated Financial Statements

NOTE 10-INCOME TAXES (CONTINUED)

     The provision for income taxes consists of the following:

                            Current     Deferred     Total
                           ---------------------------------
                                      (In thousands)
2004:
     Federal..........     $  56,385   $   6,942   $  63,327
     State............         6,038         698       6,736
                           ---------------------------------
                           $  62,423   $   7,640   $  70,063
                           =================================
2003:
     Federal..........     $  41,465   $  12,362   $  53,827
     State............         4,694       1,434       6,128
                           ---------------------------------
                           $  46,159   $  13,796   $  59,955
                           =================================
2002:
     Federal..........     $  39,038   $   5,113   $  44,151
     State............         4,286         553       4,839
                           ---------------------------------
                           $  43,324   $   5,666   $  48,990
                           =================================


     A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows:


                                                     2004       2003         2002
                                                  ---------------------------------
                                                          (In thousands)
Federal income taxes at statutory rate..........  $  65,708   $  56,015   $  45,844
State income taxes, net of federal tax benefit..      4,355       3,935       3,140
Other items, net................................          -           5           6
                                                  ---------------------------------
                                                  $  70,063   $  59,955   $  48,990

     The tax benefit associated with the exercise of non-qualified stock options
has  been  reflected  as  additional   paid-in   capital  in  the   accompanying
consolidated financial statements.

     During the years ended December 31, 2004, 2003, and 2002, cash paid by the Company for income taxes amounted to $55,140,000, $43,007,000 and $31,119,000, respectively.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

             Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of O'Reilly Automotive, Inc. and Subsidiaries

We have  audited  the  accompanying  consolidated  balance  sheets  of  O'Reilly
Automotive, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O'Reilly Automotive, Inc. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2004 the Company changed its method of accounting for inventory.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of O'Reilly Automotive, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.


                                                /s/ Ernst & Young LLP



Kansas City, Missouri
March 7, 2005

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)

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

Ernst & Young LLP
One Kansas City Place
Kansas City, Missouri 64105-2143

LEGAL COUNSEL

Gallop Johnson & Neuman, L.C.
101 South Hanley Road, Suite 1600
St. Louis, Missouri 63105

Skadden, Arps, Slate, Meagher & Flom
333 West Wacker Drive, Suite 2100
Chicago, Illinois 60606

ANNUAL MEETING

The annual meeting of shareholders of O'Reilly Automotive, Inc. will be held at 10:00 a.m. local time on May 3, 2005, at the Clarion Hotel, Ballrooms 1 and 2, 3333 South Glenstone Ave in Springfield, Missouri. Shareholders of record as of February 25, 2005, will be entitled to vote at this meeting.

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

TRADING SYMBOL

The Company's common stock is traded on The Nasdaq Stock Market (National Market) under the symbol ORLY.

                   O'Reilly Automotive, Inc. and Subsidiaries
  Exhibit 13.1 - Portions of the 2004 Annual Report to Shareholders (continued)


NUMBER OF SHAREHOLDERS

As of February 25, 2005, O'Reilly Automotive, Inc. had approximately 29,282 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

ANALYST COVERAGE

The following analysts provide research coverage of O'Reilly Automotive, Inc.:

AG Edwards & Sons - Brian Postol
Friedman, Billings, Ramsey & Co, Inc. - Reed Anderson
Lehman Brothers Equities Research - Alan Rifkin
Monarch Research LLC - Cid Wilson
Piper Jaffray - Michael Cox
Prudential Equity Group, LLC - John Tomlinson
Raymond James & Associates - Gerald Marks
RBC Capital Markets - Scot Ciccarelli
Robert W. Baird & Co - David Cumberland
SG Cowen Securities - Joseph Feldman
Smith Barney - Bill Sims
SunTrust Robinson Humphrey Capital Markets - Frank Brown
UBS Equities - Gary Balter
William Blair & Company - Sharon Zackfia

MARKET PRICES AND DIVIDEND INFORMATION

The prices in the table below represent the high and low sales price for O'Reilly Automotive, Inc. common stock as reported by the Nasdaq Stock Market.

The common stock began trading on April 22, 1993. No cash dividends have been declared since 1992, and the Company does not anticipate paying any cash dividends in the foreseeable future.

                           2004                  2003
------------------------------------------------------------
                      High       Low        High       Low
------------------------------------------------------------
First Quarter       $ 41.69   $ 36.46    $  27.86   $  22.91
Second Quarter        47.07     39.18       35.39      26.76
Third Quarter         45.35     36.06       39.96      33.23
Fourth Quarter        45.64     37.00       44.90      36.54
For the Year          47.07     36.06       44.90      22.91

                   O'Reilly Automotive, Inc. and Subsidiaries
                     Exhibit 18.0 - Independent Registered
           Public Accounting Firm Letter REgarding Accounting Change

Mr. James R. Batten
Chief Financial Officer
O'Reilly Automotive, Inc.
233 South Patterson
Springfield, MO 65802

Dear Sir:

Note 2 to the Consolidated Financial Statements of O'Reilly Automotive, Inc. and Subsidiaries included in its Form 10-K as of and for the year ended December 31, 2004 describes a change in the method of accounting for inventory to capitalize into inventory certain procurement, warehousing and distribution costs, which were previously expensed as incurred. There are no authoritative criteria for determining a preferable inventory costing method based on the particular circumstances; however, we conclude that such change in the method of accounting is to an acceptable alternative method which, based on your business judgment to make this change and for the stated reasons, is preferable in your circumstances.

                                Very truly yours,

                                /s/ Ernst & Young LLP

March 7, 2005
Kansas City, Missouri

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


One hundred percent of the capital stock of each of the above listed subsidiaries directly owned by O'Reilly Automotive, Inc.

                   O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 23.1 - Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

            Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in this Annual Report (Form 10-K) of O'Reilly Automotive, Inc. and Subsidiaries of our reports dated March 7, 2005, with respect to the consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries, O'Reilly Automotive, Inc. and Subsidiaries management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of O'Reilly Automotive, Inc. and Subsidiaries, included in the 2004 Annual Report to Shareholders of O'Reilly Automotive, Inc. and Subsidiaries.

Our audits also included the financial statement schedule of O'Reilly Automotive, Inc. and Subsidiaries listed in Item 15(a). This schedule is the responsibility of O'Reilly Automotive, Inc. and Subsidiaries' management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-59568, Form S-8 No. 333-63467 and Form S-8 No. 333-111976)
pertaining to the O'Reilly Automotive, Inc. 2003 Employee Stock Option Plan, the O'Reilly Automotive, Inc. 2003 Director Stock Option Plan, the O'Reilly Automotive, Inc. 1993 Stock Option Plan, the O'Reilly Automotive Inc. Stock Purchase Plan, the O'Reilly Automotive, Inc. Profit Sharing and Savings Plan and the O'Reilly Automotive, Inc. 1993 Employee Stock Option Plan of O'Reilly Automotive, Inc. and Subsidiaries of our reports dated March 7, 2005, with respect to the consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries, O'Reilly Automotive, Inc. and Subsidiaries management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of O'Reilly Automotive, Inc. and Subsidiaries, incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of O'Reilly Automotive, Inc. and Subsidiaries for the year ended December 31, 2004.



                                        /s/ Ernst & Young LLP

Kansas City, Missouri
March 11, 2005

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 31.1 - CEO Certification

                                 CERTIFICATIONS

I, Greg Henslee, certify that:

1. I have reviewed this annual report on Form 10-K of O'Reilly Automotive, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 14d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  March 15, 2005           /s/ Greg Henslee
                                ------------------------------------------------
                                Greg Henslee, Chief Executive Officer (Principal
                                Executive Officer) and Co-President

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 14d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  March 15, 2005       /s/ James R. Batten
                            ----------------------------------------------------
                            James R. Batten, Executive Vice President of Finance
                            and Chief Financial Officer (Principal Financial and
                            Accounting Officer)
                                       74

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 32.1 - CEO Certification

                            O'REILLY AUTOMOTIVE, INC.
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-K for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Greg Henslee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Greg Henslee
----------------------------------------
Greg Henslee
Chief Executive Officer

March 15, 2005

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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 32.2 - CFO Certification

                            O'REILLY AUTOMOTIVE, INC.
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-K for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James R. Batten, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ James R. Batten
----------------------------------------
James R. Batten
Chief Financial Officer

March 15, 2005



This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.