Form 10-Q
period 2005-03-31
O REILLY AUTOMOTIVE INC
filed 2005-05-09
CIK 898173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

         Yes [X]           No [   ]

Common stock, $0.01 par value - 55,602,945 shares outstanding as of March 31, 2005. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $2,754,013,865.85 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

This report contains a total of 20 pages of which this page is number 1.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                          Quarter Ended March 31, 2005


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             Page

  ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
    Condensed Consolidated Balance Sheets                                      3
    Condensed Consolidated Statements of Income                                4
    Condensed Consolidated Statements of Cash Flows                            5
    Notes to Condensed Consolidated Financial Statements                       6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION                                  8

  ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                        12

  ITEM 4 - CONTROLS AND PROCEDURES                                            12

PART II - OTHER INFORMATION

  ITEM 5 - OTHER INFORMATION                                                  12

  ITEM 6 - EXHIBITS                                                           13

SIGNATURE PAGE                                                                14

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                      March 31,     December 31,
                                                        2005            2004
                                                    ------------    ------------
                                                     (Unaudited)      (Note)
 Assets
 Current assets:
     Cash and cash equivalents                      $     89,270    $     69,028
 Accounts receivable, net                                 63,180          60,928
 Amounts receivable from vendors, net                     42,631          52,976
     Inventory                                           649,297         625,320
     Other current assets                                  5,763           5,225
                                                    ------------    ------------
         Total current assets                            850,141         813,477

 Property and equipment, at cost                         835,860         791,794
 Accumulated depreciation and amortization               235,962         224,301
                                                    ------------    ------------
     Net property and equipment                          599,898         567,493

 Notes receivable, less current portion                   27,375          21,690
 Other assets, net                                        27,653          29,697
                                                    ------------    ------------
 Total assets                                       $  1,505,067    $  1,432,357
                                                    ============    ============
 Liabilities and shareholders' equity
 Current liabilities:
     Income taxes payable                           $     16,099    $      9,736
     Accounts payable                                    258,470         240,548
     Accrued payroll                                      15,779          15,130
     Accrued benefits and withholdings                    40,159          35,794
     Deferred income taxes                                11,370           7,198
     Other current liabilities                            23,061          24,817
     Current portion of long-term debt                       591             592
                                                    ------------    ------------
         Total current liabilities                       365,529         333,815

 Long-term debt, less current portion                    100,173         100,322
 Deferred income taxes                                    38,165          38,440
 Other liabilities                                        12,184          11,963

 Shareholders' equity:
     Common stock, $0.01 par value:
      Authorized shares-90,000,000
      Issued and outstanding shares-
       55,602,945  shares at March 31, 2005,
       and 55,377,130 at December 31, 2004                   556             554
     Additional paid-in capital                          334,634         326,650
     Retained earnings                                   653,826         620,613
                                                    ------------    ------------
         Total shareholders' equity                      989,016         947,817
                                                    ------------    ------------
 Total liabilities and shareholders' equity         $  1,505,067    $  1,432,357
                                                    ============    ============

NOTE: The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                    Three Months Ended
                                                        March 31,
                                               ----------------------------
                                                    2005             2004
                                               -----------      -----------
Product sales                                  $   466,239      $   403,294
Cost of goods sold, including
  warehouse and distribution expenses              270,070          233,701
                                               -----------      -----------
Gross profit                                       196,169          169,593
Operating, selling, general and
  administrative expenses                          142,588          125,566
                                               -----------      -----------
Operating income                                    53,581           44,027
Other expense, net                                    (668)            (446)
                                               -----------      -----------
Income before income taxes and
  cumulative effect of accounting change            52,913           43,581
Provision for income taxes                          19,700           16,296
                                               -----------      -----------
Income before cumulative effect
  of accounting change                              33,213           27,285

Cumulative effect of accounting change,
    net of tax                                           -           21,892
                                               -----------      -----------
Net income                                     $    33,213      $    49,177
                                               ===========      ===========
Income per common share - basic:
  Income before cumulative effect
    of accounting change                       $      0.60      $      0.50
  Cumulative effect of accounting
    change, net of tax                                   -             0.40
                                               -----------      -----------
  Net income per common share                  $      0.60      $      0.90
                                               ===========      ===========
Income per common share -
 assuming dilution:
  Income before cumulative effect
    of accounting change                       $      0.59      $      0.49
  Cumulative effect of accounting
    change, net of tax                                   -             0.40
                                               -----------      -----------
  Net income per common share -
    assuming dilution                          $      0.59      $      0.89
                                               ===========      ===========

Weighted-average common shares
  outstanding - basic                               55,448           54,694
                                               ===========      ===========
Adjusted weighted-average common
  shares outstanding - assuming dilution            56,255           55,381
                                               ===========      ===========

            See notes to condensed consolidated financial statements.
                                     Page 4

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                        ----------------------
                                                           2005         2004
                                                        ---------    ---------
                                                              (In thousands)
Net cash provided by operating activities               $  64,359    $  80,529

Investing activities:
     Purchases of property and equipment                  (45,570)     (40,078)
     Proceeds from sale of property and equipment             350          667
     Payments received on notes receivable                  1,205          936
     Advance on notes receivable                           (6,896)           -
     Reduction of other assets                              1,532           55
                                                        ---------    ---------
Net cash used in investing activities                     (49,379)     (38,420)

Financing activities:
     Principal payments on long-term debt                    (149)     (20,246)
     Net proceeds from issuance of common stock             5,411        2,380
                                                        ---------    ---------
Net cash provided by (used in) financing activities         5,262      (17,866)
                                                        ---------    ---------
Net increase in cash and cash equivalents                  20,242       24,243
Cash and cash equivalents at beginning of period           69,028       21,094
                                                        ---------    ---------
Cash and cash equivalents at end of period              $  89,270    $  45,337
                                                        =========    =========


            See notes to condensed consolidated financial statements.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2005


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K").

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

                                                   2005         2004
                                                 --------------------
                                                 (In thousands, except
                                                     per share data)
   Net income, as reported...................    $ 33,213    $ 49,177
   Stock-based compensation expense, net
     of tax, as reported.....................           -           -
   Stock-based compensation expense, net
     of tax, under fair value method.........       1,814       2,896
                                                 --------------------
   Pro forma net income......................    $ 31,399    $ 46,281
                                                 ====================
   Pro forma basic net income per share......    $   0.57    $   0.85
                                                 ====================
   Pro forma net income per share-
     assuming dilution.......................    $   0.56    $   0.84
                                                 ====================


3.   Synthetic Lease Facility

On June 26, 2003, we completed an amended and restated master agreement relating to our properties leased from SunTrust Equity Funding, LLC ("the Facility"). The terms of the amended and restated Facility provide for an initial lease period of five years, a residual value guarantee of approximately $43.2 million at March 31, 2005, and purchase options on the properties. The Facility also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The agreement with SunTrust Equity Funding, LLC has been recorded and disclosed as an operating lease in accordance with Financial Accounting Standards Board Statement No. 13 and FASB Interpretation No. 46 and 46R.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                                 March 31, 2005

4.   Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share for the quarters ended March 31:

                                                    2005         2004
                                                  ---------------------
Numerator (basic and diluted):
  Net income..................................    $ 33,213     $ 49,177
                                                  =====================
Denominator:
  Denominator for basic income per common
    share-weighted-average shares.............      55,448       54,694
  Effect of stock options.....................         807          687
                                                  ---------------------
  Denominator for diluted income per common
    share-adjusted weighted-average shares
    and assumed conversion....................      56,255       55,381
                                                  =====================
Basic net income per common share.............    $   0.60     $   0.90
                                                  =====================
Net income per common share-assuming
  dilution....................................    $   0.59     $   0.89
                                                  =====================

5.   Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The standard is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after January 1, 2006, which is first quarter 2006 for calendar year companies, such as ourselves, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note 8 of the Company's 2004 Form 10-K for further information. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in our Consolidated Statement of Cash Flows of the 2004 Form 10-K, were $4.5 million, $5.5 million, and $1.5 million, for the years ended December 31, 2004, 2003, and 2002, respectively. We currently expect to adopt SFAS 123R effective January 1, 2006; however, we have not yet determined which of the aforementioned adoption methods we will use and are still evaluating the standard. See Note 8 of the Company's 2004 Form 10-K for further information on our stock-based compensation plans.

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

o Operating, selling, general and administrative expense (OSG&A) - Operating, selling, general and administrative expense includes estimates for medical, worker's compensation and other general liability insurance obligations, which are partially based on estimates of certain claim costs and historical experience.

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

                                                   2005         2004
                                                 --------------------
                                                 (In thousands, except
                                                     per share data)
   Net income, as reported...................    $ 33,213    $ 49,177
   Stock-based compensation expense, net
     of tax, as reported.....................           -           -
   Stock-based compensation expense, net
     of tax, under fair value method.........       1,814       2,896
                                                 --------------------
   Pro forma net income......................    $ 31,399    $ 46,281
                                                 ====================
   Pro forma basic net income per share......    $   0.57    $   0.85
                                                 ====================
   Pro forma net income per share-
     assuming dilution.......................    $   0.56    $   0.84
                                                 ====================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

Results of Operations

Product sales increased $62.9 million, or 15.6% from $403.3 million in the first quarter of 2004, to $466.2 million in the first quarter of 2005. This increase was primarily due to the opening of 37 net, new stores during the first quarter of 2005, in addition to a 7.1% increase in comparable store product sales for the first quarter of 2005. Comparable store product sales are calculated based on the change in product sales of stores open at least one year. Percentage increase in comparable store product sales is calculated based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen and sales to employees. At March 31, 2005, we operated 1,286 stores compared to 1,132 stores at March 31, 2004.

Gross profit increased $26.6 million, or 15.7% from $169.6 million (or 42.1% of product sales) in the first quarter of 2004, to $196.2 million (or 42.1% of product sales) in the first quarter of 2005. The increase in gross profit dollars was primarily a result of the increase in sales resulting from the increase in the number of stores open during the first quarter of 2005 compared to the same period in 2004, and increased sales levels at existing stores.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $17.0 million, or 13.6% from $125.6 million (or 31.2% of product sales) in the first quarter of 2004 to $142.6 million (or 30.6% of product sales) in the first quarter of 2005. The dollar increase in OSG&A expenses resulted from the addition of team members and resources in order to support the increased level of our operations. The decrease in OSG&A expenses as a percentage of product sales was primarily due to economies of scale achieved and the result of management's efforts to increase labor productivity.

Our estimated provision for income taxes increased $3.4 million to $19.7 million for the first quarter of 2005 compared to the same period in 2004, as a result of our increased taxable income. Our effective tax rate was 37.2% of income before income taxes for the first quarter of 2005 and 37.4% for the first quarter of 2004.

Principally, as a result of the foregoing, income before cumulative effect of accounting change increased from $27.3 million (or 6.8% of product sales) in the first quarter of 2004 to $33.2 million (or 7.1% of product sales) in the first quarter of 2005.

Liquidity and Capital Resources

Net cash provided by operating activities decreased from $80.5 million for the first three months in 2004 to $64.4 million for the first three months of 2005. This decrease was principally the result of an increase in inventory primarily due to our continuing store growth and the opening of the Atlanta distribution center and a smaller increase in accounts payable.

Net cash used in investing activities increased from $38.4 million during the first three months in 2004 to $49.4 million for the comparable period in 2005, primarily due to increases in notes receivable and purchases of property and equipment.

Net cash provided by financing activities increased from ($17.9) million in the first three months of 2004 to $5.3 million in the first three months of 2005, primarily due to a decrease in principal payments on long-term debt.

We have available an unsecured, three-year syndicated revolving credit facility in the amount of $150 million. The credit facility is guaranteed by all of our subsidiaries and may be increased to a total of $200 million, subject to availability of such additional credit from either existing banks within the syndicate or other banks. At March 31, 2005, none of the revolving credit facility was outstanding. Additionally, letters of credit totaling $21.2 million were outstanding at March 31, 2005. Accordingly, we have aggregate availability for additional borrowings of $128.8 million under the revolving credit facility. The revolving credit facility, which bears interest at LIBOR plus a spread ranging from 0.875% to 1.375% (0.875% at March 31, 2005), expires in July 2005.

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

During the first three months of 2005, we opened 37 net, new stores. The Company plans to open 123 additional stores during the remainder of 2005. The funds required for such planned expansions are expected to be provided by operating activities and the existing and available bank credit facilities.

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

On December 29, 2000, we completed a sale-leaseback transaction. Under the terms of the transaction, we sold 90 properties, including land, buildings and improvements, which generated $52.3 million of additional cash. The lease, which is being accounted for as an operating lease, provides for an initial lease term of 21 years and may be extended for one initial ten-year period and two additional successive periods of five years each. The resulting gain of $4.5 million has been deferred and is being amortized over the initial lease term. Net rent expense during the initial term will be approximately $5.5 million annually.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

Off Balance Sheet Arrangements (continued)

We issue stand-by letters of credit provided by a $30 million sublimit under the Credit Facility that reduce our available borrowings. These letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance and have been issued to replace surety bonds that were previously issued. Letters of credit totaling $21.2 million and $13.8 million were outstanding at March 31, 2005 and 2004, respectively.

New Accounting Standards

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The standard is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after January 1, 2006, which is first quarter 2006 for calendar year companies, such as ourselves, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K") for further information. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in our Consolidated Statement of Cash Flows of the 2004 Form 10-K, were $4.5 million, $5.5 million, and $1.5 million, for the years ended December 31, 2004, 2003, and 2002, respectively. We currently expect to adopt SFAS 123R effective January 1, 2006; however, we have not yet determined which of the aforementioned adoption methods we will use and are still evaluating the standard. See Note 8 of the Company's 2004 Form 10-K for further information on our stock-based compensation plans.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "expect," "believe," "anticipate," "good," "plan," "intend," "estimate," "project," "will" or similar words. In addition, statements contained within this filing that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to Exhibit 99.1 of this Form 10-Q, for additional factors that could materially affect our financial performance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates. Since no amounts were outstanding under the revolving credit facility at March 31, 2005, changes in interest rates would not have any effect. In the event of an adverse change in interest rates and assuming the Company had amounts outstanding under the credit facility, management would likely take actions that would mitigate our exposure to interest rate risk particularly if our borrowing levels increase to any significant extent; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2005, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company's internal control over financial reporting during the first quarter of 2005 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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


                        O'REILLY AUTOMOTIVE, INC.

May 9, 2005             /s/  Greg Henslee
-----------             --------------------------------------------------------
Date                    Greg Henslee, Co-President and Chief Executive
                          Officer (Principal Executive Officer)


May 9, 2005             /s/  James R. Batten
-----------             --------------------------------------------------------
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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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



Date:May 9, 2005        /s/ Greg Henslee
                        --------------------------------------------------------
                        Greg Henslee, Co-President and Chief
                          Executive Officer (Principal Executive Officer)

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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



Date:May 9, 2005        /s/ James R. Batten
                        --------------------------------------------------------
                        James R. Batten, Executive Vice President of Finance
                          and Chief Financial Officer (Principal Financial and Accounting Officer)

                                    Pate 16

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 32.1 - CEO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Greg Henslee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Greg Henslee
---------------------------------------------
Greg Henslee
Chief Executive Officer
Principle Executive Officer

May 9, 2005


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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 32.2 - CFO Certification



                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
R. Batten, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ James R. Batten
------------------------------------------------
James R. Batten
Chief Financial Officer
Principle Financial Officer

May 9, 2005



This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                       Exhibit 99.1 - Certain Risk Factors


Some of the information in this Form 10-Q contains and future reports, press releases and other public information may contain forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. These "forward-looking statements" are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (See Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.) You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control.

The risk factors listed in this exhibit, as well as any cautionary language in this Form 10-Q, are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired business, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described in these forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in our annual report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K") could have a material adverse effect on our business, operating results and financial condition.

Competition

We compete with a large number of retail (DIY) and wholesale (professional installers) automotive aftermarket product suppliers. The distribution of automotive aftermarket products is a highly competitive industry, particularly in the more densely populated market areas that we serve. Competitors include national and regional automotive parts chains, independently owned parts stores (some of which are associated with national auto parts distributors or associations), automobile dealerships, mass or general merchandise, discount and convenience chains that carry automotive products, independent warehouse distributors and parts stores and national warehouse distributors and associations. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than we are overall but have a greater presence than we do in a particular market. For a list of our principal competitors, see the "Competition" section of Item 1 to our 2004 Form 10-K.

No Assurance of Future Growth

We believe that our ability to open additional stores at an accelerated rate will be a significant factor in achieving our growth objectives for the future. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2005 and beyond will be achieved.
For a discussion of our growth strategies, see the "Growth and Expansion Strategies" section of Item 1 to our 2004 Form 10-K.

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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 Exhibit 99.1 - Certain Risk Factors (continued)

Sensitivity to Regional Economic and Weather Conditions

All of our stores are located in the Central and Southern United States. In particular, approximately 30% of our stores are located in Texas. Therefore, our business is sensitive to the economic and weather conditions of this region. Unusually severe or inclement weather tends to reduce sales, particularly to DIY customers.

Dependence Upon Key and Other Personnel

Our success has been largely dependent on the efforts of certain key personnel, including David E. O'Reilly, Ted F. Wise, Greg L. Henslee and James R. Batten. Our business and results of operations could be materially adversely affected by the loss of the services of one or more of these individuals. Additionally, our successful implementation and management of our growth and expansion strategies will depend on our ability to continue to attract and retain qualified personnel. We cannot be sure that we will be able to continue to attract such personnel. For a further discussion of our management and personnel, see the "Business" section of Item 1 and Item 4a of our 2004 Form 10-K and our Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Shareholders.

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