Form 10-Q
period 2005-06-30
O REILLY AUTOMOTIVE INC
filed 2005-08-09
CIK 898173

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

         Yes [X]           No [ ]

Common stock, $0.01 par value - 111,816,886 shares outstanding as of June 30, 2005. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $3,335,497,709.38 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

This report contains a total of 23 pages of which this page is number 1.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           Quarter Ended June 30, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
  Condensed Consolidated Balance Sheets                                        3
  Condensed Consolidated Statements of Income                                  4
  Condensed Consolidated Statements of Cash Flows                              5
  Notes to Condensed Consolidated Financial Statements                         6

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                  9

 ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                         14

 ITEM 4 - CONTROLS AND PROCEDURES                                             14

PART II - OTHER INFORMATION

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 15

 ITEM 6 - EXHIBITS                                                            16

SIGNATURE PAGE                                                                17


PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                  June 30,     December 31,
                                                    2005           2004
                                                -----------    -----------
                                                 (Unaudited)      (Note)
Assets
Current assets:
  Cash and cash equivalents                     $    36,452    $    69,028
  Accounts receivable, net                           75,481         60,928
  Amounts receivable from vendors, net               47,304         52,976
  Inventory                                         695,842        625,320
  Other current assets                               13,093          5,225
                                                -----------    -----------
    Total current assets                            868,172        813,477

Property and equipment, at cost                     895,448        791,794
Accumulated depreciation and amortization           248,527        224,301
                                                -----------    -----------
  Net property and equipment                        646,921        567,493

Notes receivable, less current portion               31,290         21,690
Other assets, net                                    61,726         29,697
                                                -----------    -----------
Total assets                                    $ 1,608,109    $ 1,432,357
                                                ===========    ===========
Liabilities and shareholders' equity
Current liabilities:
  Income taxes payable                          $    29,379    $     9,736
  Accounts payable                                  272,100        240,548
  Accrued payroll                                    16,884         15,130
  Accrued benefits and withholdings                  43,596         35,794
  Deferred income taxes                               5,209          7,198
  Other current liabilities                          51,946         24,817
  Current portion of long-term debt                  75,587            592
                                                -----------    -----------
    Total current liabilities                       494,701        333,815

Long-term debt, less current portion                 25,471        100,322
Deferred income taxes                                31,353         38,440
Other liabilities                                    12,998         11,963

Shareholders' equity:
  Common stock, $0.01 par value:
  Authorized shares-245,000,000
  Issued and outstanding shares-
   111,816,886 shares at June 30, 2005,
   and 55,377,130 at December 31, 2004                1,118            554
  Additional paid-in capital                        346,278        326,650
  Retained earnings                                 696,190        620,613
                                                -----------    -----------
Total shareholders' equity                        1,043,586        947,817
                                                -----------    -----------
Total liabilities and shareholders' equity      $ 1,608,109    $ 1,432,357
                                                ===========    ===========


NOTE: The condensed consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

           See "Notes to Condensed Consolidated Financial Statements."

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                            2005        2004         2005         2004
                                          ---------   ---------    ---------   ---------
                                                 (In thousands, except per share data)
Product sales                             $ 521,209   $ 435,167    $ 987,448   $ 838,461
Cost of goods sold, including
  warehouse and distribution expenses       292,239     245,732      562,309     479,433
                                          ---------   ---------    ---------   ---------
Gross profit                                228,970     189,435      425,139     359,028
Operating, selling, general
  and administrative expenses               160,843     135,193      303,431     260,759
                                          ---------   ---------    ---------   ---------
Operating income                             68,127      54,242      121,708      98,269
Other income (expense), net                     195        (438)        (473)       (884)
                                          ---------   ---------    ---------   ---------
Income before income taxes
  and cumulative effect of
  accounting change                          68,322      53,804      121,235      97,385
Provision for income taxes                   25,399      20,109       45,099      36,405
                                          ---------   ---------    ---------   ---------
Income before cumulative effect
  of accounting change                       42,923      33,695       76,136      60,980
Cumulative effect of accounting
  change, net of tax                              -           -            -      21,892
                                          ---------   ---------    ---------   ---------
Net income                                $  42,923   $  33,695    $  76,136   $  82,872
                                          =========   =========    =========   =========
Income per common share - basic:
  Income before cumulative effect
    of accounting change                  $    0.39   $    0.31    $    0.68   $    0.56
  Cumulative effect of accounting
    change, net of tax                            -           -            -        0.20
                                          ---------   ---------    ---------   ---------
  Net income per common share             $    0.39   $    0.31    $    0.68   $    0.76
                                          =========   =========    =========   =========
Income per common share
    - assuming dilution:
  Income before cumulative effect
    of accounting change                  $    0.38   $    0.30    $    0.67   $    0.55
  Cumulative effect of accounting
    change, net of tax                            -           -            -        0.20
                                          ---------   ---------    ---------   ---------
  Net income per common share
    - assuming dilution                   $    0.38   $    0.30    $    0.67   $    0.75
                                          =========   =========    =========   =========
Weighted-average common
  shares outstanding - basic                111,448     109,868      111,174     109,627
                                          =========   =========    =========   =========
Adjusted weighted-average
  common shares outstanding
  - assuming dilution                       113,138     111,441      112,827     111,101
                                          =========   =========    =========   =========


           See "Notes to Condensed Consolidated Financial Statements."

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended
                                                                     June 30,
                                                                 2005         2004
                                                               ---------   ---------
                                                                  (In thousands)
Net cash provided by operating activities                      $ 125,389   $ 159,535

Investing activities:
  Purchases of property and equipment                           (102,494)    (81,747)
  Proceeds from sale of property and equipment                       665       1,079
  Payments received on notes receivable                            2,231       1,856
  Advance on notes receivable                                     (7,155)          -
  Acquisition, net of cash acquired                              (62,909)          -
  Net reduction (investments) in other assets                      1,388      (1,112)
                                                               ---------   ---------
Net cash used in investing activities                           (168,274)    (79,924)

Financing activities:
  Payments on long-term debt                                        (306)    (20,510)
  Proceeds from issuance of common stock                          10,615       7,922
                                                               ---------   ---------
Net cash provided by (used in) financing activities               10,309     (12,588)
                                                               ---------   ---------
Net (decrease) increase in cash and cash equivalents             (32,576)     67,023
Cash and cash equivalents at beginning of period                  69,028      21,094
                                                               ---------   ---------
Cash and cash equivalents at end of period                     $  36,452   $  88,117
                                                               =========   =========


           See "Notes to Condensed Consolidated Financial Statements."

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2005


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K").

2.   Acquisition

On May 31, 2005, the Company purchased all of the outstanding stock of W.E. Lahr Company and its subsidiary, Midwest Auto Parts Distributors, Inc. and combined affiliates ("Midwest") for $63 million cash, including acquisition costs. Midwest is a specialty retailer, which supplies automotive aftermarket parts in Minnesota, Montana, North Dakota, South Dakota, Wisconsin and Wyoming. The
acquisition  was  accounted  for using the purchase  method of  accounting,  and accordingly, the results of operations of Midwest are included in the consolidated statements of income from the date of acquisition. The purchase price was allocated preliminarily to assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The pro forma effect on earnings of the acquisition of Midwest is not material.

3.   Stock Split

On May 20, 2005, the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a 100% stock dividend payable to all shareholders of record as of May 31, 2005. The stock dividend was paid on June 15, 2005. Accordingly, this stock split has been recognized by reclassifying $559,000, the par value of the additional shares resulting from the split, from retained earnings to common stock.

All earnings per share information included in the accompanying consolidated financial statements has been restated to reflect the effect of the stock split for all periods presented.

4.   Stock-based Compensation

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

                                            For the three months    For the six months
                                                ended June 30,         ended June 30,
                                               2005       2004         2005     2004
                                             -------------------    -------------------
                                                 (In thousands, except per share data)
  Net income as reported.................    $ 42,923   $ 33,695    $ 76,136   $ 82,872
  Stock-based compensation expense,
    net of tax, as reported..............           -          -           -          -
  Stock-based compensation expense,
    net of tax, under fair value method..       1,606      3,200       3,420      6,094
                                             -------------------    -------------------
  Pro forma net income...................    $ 41,317   $ 30,495    $ 72,716   $ 76,778
                                             ===================    ===================
  Pro forma basic net income per share...    $   0.37   $   0.28    $   0.65   $   0.70
                                             ===================    ===================
  Pro forma net income per share-
    assuming dilution....................    $   0.37   $   0.27    $   0.64   $   0.69
                                             ===================    ===================

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                                  June 30, 2005

5.   Synthetic Lease Facility

On June 26, 2003, we completed an amended and restated master agreement relating to our properties leased from SunTrust Equity Funding, LLC ("the Facility"). The terms of the amended and restated Facility provide for an initial lease period of five years, a residual value guarantee of approximately $43.2 million at June 30, 2005, and purchase options on the properties. The Facility also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The agreement with SunTrust Equity Funding, LLC has been recorded and disclosed as an operating lease in accordance with Financial Accounting Standards Board (FASB) Statement No. 13 and Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" and Financial Interpretation No. 46R.

6.   Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share for the periods ended June 30:

                                                   For the three months    For the six months
                                                       ended June 30,         ended June 30,
                                                    2005        2004         2005         2004
                                                 ---------------------    ---------------------
                                                       (In thousands, except per share data)
Numerator (basic and diluted):
  Net income..................................   $  42,923   $  33,695    $  76,136   $  82,872
                                                 =====================    =====================
Denominator:
  Denominator for basic income per common
    share - weighted-average shares...........     111,448     109,868      111,174     109,627
  Effect of stock options.....................       1,690       1,573        1,653       1,474
                                                 ---------------------    ---------------------
  Denominator for diluted income per common
    share-adjusted weighted-average shares
    and assumed conversion....................     113,138     111,441      112,827     111,101
                                                 =====================    =====================
Basic net income per common share.............   $    0.39   $    0.31    $    0.68   $    0.76
                                                 =====================    =====================
Net income per common share-assuming
  dilution....................................   $    0.38   $    0.30    $    0.67   $    0.75
                                                 =====================    =====================

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)
                                  June 30, 2005

7.   Recent Accounting Pronouncements

In November 2004, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) 151, Inventory Costs, an amendment of APB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The standard is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25. Among other items, SFAS 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after January 1, 2006, which is first quarter 2006 for calendar year companies, such as ourselves, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note 8 of the Company's 2004 Form 10-K for further information. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in our Consolidated Statement of Cash Flows of the 2004 Form 10-K, were $4.5 million, $5.5 million, and $1.5 million, for the years ended December 31, 2004, 2003, and 2002, respectively. We currently expect to adopt SFAS 123R effective January 1, 2006; however, we have not yet determined which of the aforementioned adoption methods we will use and are still evaluating the standard. See Note 8 of the Company's 2004 Form 10-K for further information on our stock-based compensation plans.

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

o Operating, selling, general and administrative expense (OSG&A) - OSG&A expense includes estimates for medical, workers' compensation and other general liability insurance obligations, which are partially based on estimates of certain claim costs and historical experience.

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

                                            For the three months    For the six months
                                                ended June 30,         ended June 30,
                                               2005       2004         2005     2004
                                             -------------------    -------------------
                                                 (In thousands, except per share data)
  Net income as reported.................    $ 42,923   $ 33,695    $ 76,136   $ 82,872
  Stock-based compensation expense,
    net of tax, as reported..............           -          -           -          -
  Stock-based compensation expense,
    net of tax, under fair value method..       1,606      3,200       3,420      6,094
                                             -------------------    -------------------
  Pro forma net income...................    $ 41,317   $ 30,495    $ 72,716   $ 76,778
                                             ===================    ===================
  Pro forma basic net income per share...    $   0.37   $   0.28    $   0.65   $   0.70
                                             ===================    ===================
  Pro forma net income per share-
    assuming dilution....................    $   0.37   $   0.27    $   0.64   $   0.69
                                             ===================    ===================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Recent Developments

On May 31, 2005, the Company purchased all of the outstanding stock of W.E. Lahr Company and its subsidiary, Midwest Auto Parts Distributors, Inc. and combined affiliates ("Midwest") for $63 cash million including acquisition costs. Midwest is a specialty retailer, which supplies automotive aftermarket parts in Minnesota, Montana, North Dakota, South Dakota, Wisconsin and Wyoming. The
acquisition  was  accounted  for using the purchase  method of  accounting,  and accordingly, the results of operations of Midwest are included in the consolidated statements of income from the date of acquisition. The purchase price was allocated preliminarily to assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The pro forma effect on earnings of the acquisition of Midwest is not material.

On May 20, 2005, the Company's Board of Directors declared a two-for-one stock split to be effected in the form of a 100% stock dividend payable to all shareholders of record as of May 31, 2005. The stock dividend was paid on June 15, 2005. Accordingly, this stock split has been recognized by reclassifying $559,000, the par value of the additional shares resulting from the split, from retained earnings to common stock.

All earnings per share information included in the accompanying consolidated financial statements has been restated to reflect the effect of the stock split for all periods presented.

Results of Operations

Product sales for the second quarter of 2005 were $521.2 million, an increase of $86.0 million or 19.8% over product sales for the second quarter of 2004. Product sales for the first six months of 2005 were $987.4 million, an increase of $149.0 million or 17.8% over product sales for the first six months of 2004. These increases are primarily due to the opening of 41 net, new stores during the second quarter of 2005, excluding the effect of the acquisition of Midwest and 78 net, new stores during the first six months of 2005, excluding the effect of the acquisition of Midwest, in addition to a 9.6% and 8.4% increase in comparable store product sales for the second quarter and first six months of 2005, respectively. At June 30, 2005, we operated 1,399 stores compared to 1,170 stores at June 30, 2004.

Gross profit increased 20.9% from $189.4 million (or 43.6% of product sales) in the second quarter of 2004 to $229.0 million (or 43.9% of product sales) in the second quarter of 2005. Gross profit for the first six months increased 18.4% from $359.0 million (or 42.8% of product sales) in 2004 to $425.1 million (or 43.1% of product sales) in 2005. As with product sales, the increase in gross profit dollars is primarily a result of the increase in the number of stores open during the second quarter and first six months of 2005 compared to the same periods in 2004, and increased sales levels at existing stores. The increase in gross profit as a percentage of product sales is primarily due to lower acquisition costs of inventory, favorable changes in product sales mix and improved efficiencies in our distribution centers.

Operating, selling, general and administrative expenses ("OSG&A expenses") increased $25.6 million from $135.2 million (or 31.1% of product sales) in the second quarter of 2004 to $160.8 million (or 30.9% of product sales) in the second quarter of 2005. OSG&A expenses increased $42.6 million from $260.8 million (or 31.1% of product sales) in the first six months of 2004 to $303.4 million (or 30.7% of product sales) in the first six months of 2005. The dollar increase in OSG&A expenses resulted from the addition of team members and resources in order to support the increased level of our operations. The decrease in OSG&A as a percentage of product sales was primarily due to economies of scale achieved and the result of management's efforts to increase labor productivity.

Other income increased by $633,000 in the second quarter of 2005 compared to the second quarter of 2004 and other expense decreased by $411,000 for the first six months of 2005 compared to the first six months of 2004. These changes were primarily due to increases in interest income as a result of higher cash balances.

Our estimated provision for income taxes increased $5.3 million and $8.7 million for the second quarter and first six months of 2005, respectively, compared to comparable periods in 2004, as a result of our increased taxable income. Our effective tax rate was 37.2% of income before income taxes for the second quarter of 2005 and the first six months of 2005.

Principally, as a result of the foregoing, income before cumulative effect of accounting change increased from $33.7 million (or 7.7% of product sales) in the second quarter of 2004 to $42.9 million (or 8.2% of product sales) in the second quarter of 2005. Income before cumulative effect of accounting change increased from $61.0 million (or 7.3% of product sales) in the first six months of 2004 to $76.1 million (or 7.7% of product sales) in the first six months of 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Liquidity and Capital Resources

Net cash provided by operating activities decreased from $159.5 million for the first six months in 2004 to $125.4 million for the first six months of 2005. During 2004, we negotiated extended payment terms with many suppliers, which resulted in a large increase in accounts payable. The decrease for 2005 from 2004 was primarily due to a smaller increase in accounts payable.

Net cash used in investing activities increased from $79.9 million during the first six months in 2004 to $168.3 million for the comparable period in 2005, primarily due to the acquisition of Midwest and increased purchases of property and equipment resulting from new store growth.

Net cash used in financing activities was $12.6 million in the first six months of 2004, compared to $10.3 million provided by the first six months of 2005. The increase in net cash provided is primarily due to a reduction in principal payments on long-term debt and increased proceeds from issuance of common stock.

We had available an unsecured, three-year syndicated revolving credit facility in the amount of $150 million (the "Credit Facility"). The Credit Facility was guaranteed by all of our subsidiaries and could have been increased to a total of $200 million, subject to availability of such additional credit from either existing banks within the syndicate or other banks. At June 30, 2005, none of the Credit Facility was outstanding. Letters of credit totaling $24.0 million were outstanding at June 30, 2005. Accordingly, we had aggregate availability for additional borrowings of $126.0 million under the Credit Facility. The Credit Facility, which bore interest at LIBOR plus a spread ranging from 0.875% to 1.375% (3.34% at June 30, 2005), was to expire on July 31, 2005. On July 29,
2005 we renewed our Credit Facility. The new Credit Facility is an unsecured, five year facility in the amount of $100 million. The Credit Facility may increase to $200 million, subject to availability of such additional credit from either existing or new banks. The new Credit Facility bears interest at LIBOR plus a spread ranging from 0.50% to 1.00% and expires in July 2010.

In May 2006, $75 million of our private placement notes become due. We anticipate repaying these notes with cash expected to be provided by operating activities or a combination of such cash and available borrowing capacity under our revolving credit facility.

Our continuing store expansion program requires significant capital expenditures and working capital, used principally for inventory requirements. The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, inventory and computer equipment) are estimated to average approximately $900,000 to $1.1 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site. Although the cost to acquire the business of an independently owned parts store varies, depending primarily upon the amount of inventory and the amount, if any, of real estate being acquired, we estimate that the average cost to acquire such a business and convert it to one of our stores is approximately $400,000, exclusive of the cost of inventory. We plan to finance our expansion program through cash expected to be provided from operating activities and available borrowings under our existing credit facilities.

During the first six months of 2005, 78 net, new stores were opened, excluding the effect of the acquisition of Midwest. The Company plans to open 72 additional stores during the remainder of 2005. The funds required for such planned expansions are expected to be provided by operating activities and the existing and available bank credit facilities.

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

On June 26, 2003, we completed an amended and restated master agreement to our $50 million Synthetic Operating Lease Facility, relating to our properties leased from SunTrust Equity Funding, LLC (the "Synthetic Lease"), with a group of financial institutions. The terms of the Synthetic Lease provide for an initial lease period of five years, a residual value guarantee of approximately $43.2 million at June 30, 2005, and purchase options on the properties. The Synthetic Lease also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The
Synthetic Lease has been accounted for as an operating lease under the provisions of FASB SFAS No. 13 and related interpretations, including FASB Interpretation No. 46.

We issue stand-by letters of credit provided by a $30 million sublimit under the Credit Facility that reduce our available borrowings. These letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance and have been issued to replace surety bonds that were previously issued. Letters of credit totaling $24.0 million and $15.8 million were outstanding at June 30, 2005 and 2004, respectively.

New Accounting Standards

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of APB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The standard is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

New Accounting Standards (continued)

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25. Among other items, SFAS 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after January 1, 2006, which is first quarter 2006 for calendar year companies, such as ourselves, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Form 10-K") for further information. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in our Consolidated Statement of Cash Flows of the 2004 Form 10-K, were $4.5 million, $5.5 million, and $1.5 million, for the years ended December 31, 2004, 2003, and 2002, respectively. We currently expect to adopt SFAS 123R effective January 1, 2006; however, we have not yet determined which of the aforementioned adoption methods we will use and are still evaluating the standard. See Note 8 of the Company's 2004 Form 10-K for further information on our stock-based compensation plans.

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

Internet Address and Access to SEC Filings

Our Internet address is www.oreillyauto.com. Interested readers can access the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission website, www.sec.gov. Such reports are generally available on the day they are filed. Additionally, the Company will furnish interested readers upon request and free of charge, a paper copy of such reports. Written requests for paper copies may be sent to our Corporate Secretary at O'Reilly Automotive, Inc., 233 South Patterson, Springfield, Missouri 65802.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates. Since no amounts were outstanding under the revolving credit facility at June 30, 2005, changes in interest rates would not have any effect. In the event of an adverse change in interest rates and assuming the Company had amounts outstanding under the credit facility, management would likely take actions that would mitigate our exposure to interest rate risk particularly if our borrowing levels increase to any significant extent; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4.  CONTROLS AND PROCEDURES

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange
Act"), as of June 30, 2005. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2005, to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms and (b) is accumulated and communicated to the Company's management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Our Annual Meeting of the Shareholders was held on May 3, 2005. Of the 55,421,404 shares entitled to vote at such meeting, 52,337,992 shares were present at the meeting in person or by proxy.

(b) The individuals listed below were elected as a Class III Director, and with respect to each such Director, the number of shares voted for and withheld were as follows:


                                            Number of Shares
         Name of Nominee                 Voted For       Withheld
      --------------------------         ----------     ----------
      David E. O'Reilly                  44,505,956      7,832,036
      Jay D. Burchfield                  50,400,959      1,937,033
      Paul R. Lederer                    51,757,381        580,611


The individuals listed below are Directors whose term of office continued after the meeting:

Charles H. O'Reilly Jr.
Ronald Rashkow
John Murphy
Rosalie Wooten
Larry O'Reilly
Joe Greene

(c) In addition to the election of three Class III Directors, the following matters were voted upon:

     (i) Ernst & Young LLP was ratified as independent auditor for the fiscal year ending December 31, 2005. The number of shares voted for, against and abstained were as follows:

                                 Number of Shares
                   Voted For      Voted Against      Abstained
                 -------------    -------------    -------------
                  47,575,436         847,195          33,807

     (ii) The proposal to amend and restate the 2003 Employee Stock Option Plan to the 2003 Incentive Plan was approved. The number of shares voted for, against and abstained were as follows:

                               Number of Shares
                   Voted For      Voted Against      Abstained
                 -------------    -------------    -------------
                  39,418,962        2,485,120         319,098

     (iii)The proposal to amend and restate the 2003 Director Stock Option Plan to the 2003 Director Stock Plan was approved. The number of shares voted for, against and abstained were as follows:

                                Number of Shares
                   Voted For      Voted Against      Abstained
                 -------------    -------------    -------------
                  33,810,414        4,775,497        3,637,269

     (iv) The proposal to amend our Amended and Restated Articles of Incorporation to change our authorized shares to 250,000,000 was approved. The number of shares voted for, against and abstained were as follows:

                               Number of Shares
                   Voted For      Voted Against      Abstained
                 -------------    -------------    -------------
                   34,351,486       17,893,211         93,295

ITEM  6.  EXHIBITS

(a)  Exhibits:

Exhibit  Description                                                      Page Number
-------  --------------------------------------------------------------   -----------
31.1     Certificate of the Chief Executive Officer pursuant to Section            18
         302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2     Certificate of the Chief Financial Officer pursuant to Section            19
         302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*    Certificate of the Chief Executive Officer pursuant to Section            20
         906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2*    Certificate of the Chief Financial Officer pursuant to Section            21
         906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1     Certain risk factors, filed herewith.                                     22

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


                  O'REILLY AUTOMOTIVE, INC.

August 8, 2005    /s/  Greg Henslee
--------------    --------------------------------------------------------------
Date              Greg Henslee, Chief Executive Officer (Principal Executive
                   Officer) and Co-President


August 8, 2005   /s/  James R. Batten
--------------   ---------------------------------------------------------------
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



Date:August 8, 2005   /s/ Greg Henslee
-------------------   ----------------------------------------------------------
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


Date:August 8, 2005   /s/ James R. Batten
-------------------   ----------------------------------------------------------
                      James R. Batten, Executive Vice President of Finance
                        and Chief Financial Officer (Principal Financial and Accounting Officer)

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 32.1 - CEO Certification

                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Greg Henslee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 8, 2005


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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                        Exhibit 32.2 - CFO Certification

                            O'REILLY AUTOMOTIVE, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of O'Reilly Automotive, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
R. Batten, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ James R. Batten
---------------------------------------------
James R. Batten
Chief Financial Officer

August 8, 2005



This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                       Exhibit 99.1 - Certain Risk Factors

Some of the information in this Form 10-Q contains, and future reports, press releases and other public information may contain, forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. These "forward-looking statements" are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (See Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.) You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control.

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

                   O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
                 Exhibit 99.1 - Certain Risk Factors (continued)

Sensitivity to Regional Economic and Weather Conditions

All of our stores are located in the Central and Southern United States. In particular, approximately 28% of our stores are located in Texas. Therefore, our business is sensitive to the economic and weather conditions of this region. Unusually severe or inclement weather tends to reduce sales, particularly to DIY customers.

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