Form 10-Q
period 2005-09-30
O REILLY AUTOMOTIVE INC
filed 2005-11-08
CIK 898173

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission file number 0-21318

O'REILLY AUTOMOTIVE, INC.
(Exact name of registrant as specified in its charter)

Missouri	44-0618012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 South Patterson
Springfield, Missouri 65802
(Address of principal executive offices, Zip code)

(417) 862-6708
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

Yes ☒	No [	]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No [	]

Common stock, $0.01 par value – 112,079,344 shares outstanding as of September 30, 2005. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $3,158,395,914 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

This report contains a total of 22 pages of which this page is number 1.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September 30, 2005

PART I	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)	(Note)
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$51,591	$69,028
Accounts receivable, net	72,791	60,928
Amounts receivable from vendors, net	38,458	52,976
Inventory	715,257	625,320
Deferred income taxes	4,783	-
Other current assets	12,533	5,225
Total current assets	895,413	813,477

Property and equipment, at cost	941,043	791,794
Accumulated depreciation and amortization	262,011	224,301
Net property and equipment	679,032	567,493

Notes receivable, less current portion	30,197	21,690
Other assets, net	57,368	29,697
Total assets	$1,662,010	$1,432,357

Liabilities and shareholders' equity
Current liabilities:
Income taxes payable	$2,790	$9,736
Accounts payable	287,851	240,548
Accrued payroll	18,762	15,130
Accrued benefits and withholdings	46,025	35,794
Deferred income taxes	-	7,198
Other current liabilities	54,532	24,817
Current portion of long-term debt	75,444	592
Total current liabilities	485,404	333,815

Long-term debt, less current portion	25,468	100,322
Deferred income taxes	39,517	38,440
Other liabilities	13,943	11,963

Shareholders' equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares – 112,079,344 at September 30, 2005, and
55,377,130 at December 31, 2004	1,121	554
Additional paid-in capital	351,744	326,650
Retained earnings	744,813	620,613
Total shareholders’ equity	1,097,678	947,817
Total liabilities and shareholders’ equity	$1,662,010	$1,432,357

Note: The condensed consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See “Notes to Condensed Consolidated Financial Statements.”

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Product sales	$542,906	$455,162	$1,530,354	$1,293,623
Cost of goods sold, including warehouse and distribution expenses	306,990	256,993	869,299	736,426

Gross Profit	235,916	198,169	661,055	557,197
Operating, selling, general and administrative expenses	168,331	142,039	471,762	402,798

Operating income	67,585	56,130	189,293	154,399
Other expense, net	(561)	(791)	(1,034)	(1,675)

Income before income taxes and cumulative effect of accounting change	67,024	55,339	188,259	152,724
Provision for income taxes	18,401	20,652	63,500	57,057

Income before cumulative effect of accounting change	48,623	34,687	124,759	95,667
Cumulative effect of accounting change, net of tax	-	-	-	21,892

Net income	$48,623	$34,687	$124,759	$117,559

Net income per common share – basic:
Income before cumulative effect of accounting change	$0.43	$0.31	$1.12	$0.87
Cumulative effect of accounting change, net of tax	-	-	-	0.20
Net income per common share	$0.43	$0.31	$1.12	$1.07

Net income per common share – assuming dilution:
Income before cumulative effect of accounting change	$0.42	$0.31	$1.10	$0.86
Cumulative effect of accounting change, net of tax	-	-	-	0.20
Net income per common share – assuming dilution	$0.42	$0.31	$1.10	$1.06

Weighted-average common shares outstanding – basic	111,911	110,280	111,423	109,847
Adjusted weighted-average common shares outstanding – assuming dilution	113,830	111,556	113,164	111,254

See “Notes to Condensed Consolidated Financial Statements.”

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Net cash provided by operating activities	$183,107	$197,601

Investing activities:
Purchases of property and equipment	(149,601)	(126,220)
Proceeds from sale of property and equipment	793	1,248
Payments received on notes receivable	3,419	2,231
Advance on notes receivable	(7,261)	-
Acquisition, net of cash acquired	(62,909)	-
Reduction (increase) in other assets	1,045	(1,830)

Net cash used in investing activities	(214,514)	(124,571)

Financing activities:
Payments on long-term debt	(451)	(20,841)
Proceeds from issuance of common stock	14,421	10,336

Net cash provided by (used in) financing activities	13,970	(10,505)

Net (decrease) increase in cash and cash equivalents	(17,437)	62,525
Cash and cash equivalents at beginning of period	69,028	21,094

Cash and cash equivalents at end of period	$51,591	$83,619

See “Notes to Condensed Consolidated Financial Statements.”

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2005

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”).

2.	Acquisition

On May 31, 2005, the Company purchased all of the outstanding stock of W.E. Lahr Company and its subsidiary, Midwest Auto Parts Distributors, Inc. and combined affiliates (“Midwest”) for $63 million cash, net of cash acquired, including acquisition costs. Midwest is a specialty retailer, which supplies automotive aftermarket parts in Minnesota, Montana, North Dakota, South Dakota, Wisconsin and Wyoming. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Midwest are included in the consolidated statements of income from the date of acquisition. The purchase price was allocated preliminarily to assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition with the excess allocated to goodwill. The acquisition of Midwest was not material for pro forma presentation requirements.

3.	Stock Split

On May 20, 2005, the Company’s Board of Directors declared a two-for-one stock split that was effected in the form of a 100% stock dividend payable to all shareholders of record as of May 31, 2005. The stock dividend was paid on June 15, 2005. Accordingly, this stock split has been recognized by reclassifying $559,000, the par value of the additional shares resulting from the split, from retained earnings to common stock.

All earnings per share information included in the accompanying consolidated financial statements has been restated to reflect the effect of the stock split for all periods presented.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2005

4.	Stock-based Compensation

The Company has elected to use the intrinsic value method of accounting for stock options issued under our stock option plans and, accordingly, does not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company’s pro forma information for the periods ended September 30, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands, except per share data)

Net income as reported	$48,623	$34,687	$124,759	$117,559
Stock-based compensation expense, net of tax, as reported	-	-	-	-
Stock-based compensation expense, net of tax, under fair value method	1,620	3,559	5,040	9,646
Pro forma net income	$47,003	$31,128	$119,719	$107,913
Pro forma basic net income per share	$0.42	$0.28	$1.07	$0.98
Pro forma net income per share- assuming dilution	$0.41	$0.28	$1.06	$0.97
Earnings per share, as reported
Basic	$0.43	$0.31	$1.12	$1.07
Diluted	$0.42	$0.31	$1.10	$1.06

5.	Synthetic Lease Facility

On June 26, 2003, we completed an amended and restated master agreement relating to our properties leased from SunTrust Equity Funding, LLC (the “Facility”). The terms of the amended and restated Facility provide for an initial lease period of five years, a residual value guarantee of approximately $43.2 million at September 30, 2005, and purchase options on the properties. The Facility also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The agreement with SunTrust Equity Funding, LLC has been recorded and disclosed as an operating lease in accordance with Financial Accounting Standards Board (FASB) Statement No. 13, Accounting for Leases and Financial Interpretation No. 46R, Consolidation of Variable Interest Entities.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2005

6.	Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands, except per share data)

Numerator (basic & diluted):
Net income	$48,623	$34,687	$124,759	$117,559

Denominator:
Denominator for basic income per common share-weighted-average shares	111,911	110,280	111,423	109,847
Effect of stock options	1,919	1,276	1,741	1,407

Denominator for diluted income per common share-adjusted weighted-average shares and assumed conversion	113,830	111,556	113,164	111,254

Basic net income per common share	$0.43	$0.31	$1.12	$1.07

Net income per common share-assuming dilution	$0.42	$0.31	$1.10	$1.06

7.	Income Taxes

The Company's provision for income taxes for the third quarter of 2005 included a non-cash tax adjustment of $6.1 million in the quarter resulting from the favorable resolution of prior tax uncertainties. The tax benefit realized in the third quarter is nonrecurring and reflects the reversal of previously recorded income tax reserves related to a prior acquisition. In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income by jurisdiction and statutory tax rates. The impact of significant discrete items, including the tax benefit realized in the third quarter of 2005, is separately recognized in the quarter in which they occur.

8.	Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The standard is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. Among other items, SFAS 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period of the first fiscal year beginning on or after June 15, 2005, which is first quarter 2006 for calendar year companies, such as ourselves, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2005

8.	Recent Accounting Pronouncements (continued)

awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note 8 of the Company’s 2004 Form 10-K for further information. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such tax deductions, as shown in our Consolidated Statement of Cash Flows of the 2004 Form 10-K, were $4.5 million, $5.5 million, and $1.5 million, for the years ended December 31, 2004, 2003, and 2002, respectively. We currently expect to adopt SFAS 123R effective January 1, 2006; however, we have not yet determined which of the aforementioned adoption methods we will use and are still evaluating the standard. See Note 8 of the Company’s 2004 Form 10-K for further information on our stock-based compensation plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Unless otherwise indicated, "we," "us," "our" and similar terms, as well as references to the "Company" or "O'Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.

Critical Accounting Policies and Estimates

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of our Company. To aid in that understanding, management has identified our “critical accounting policies.” These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

•

Cost of goods sold – Cost of goods sold includes warehouse and distribution expenses and estimates of amounts due from vendors for certain merchandise allowances and rebates. These estimates are consistent with historical experience.

•

Operating, selling, general and administrative expense (OSG&A) – OSG&A expense includes estimates for medical, workers’ compensation and other general liability insurance obligations, which are partially based on estimates of certain claim costs and historical experience.

•	Accounts receivable – Allowance for doubtful accounts is estimated based on historical loss ratios and consistently has been within management’s expectations.
•

Revenue – Over-the-counter retail sales are recorded when the customer takes possession of merchandise. Sales to professional installers, also referred to as “commercial sales”, are recorded upon delivery of merchandise to the customer, generally at the customer’s place of business. Wholesale sales to other retailers, also referred to as “jobber sales,” are recorded upon shipment of merchandise. All sales are recorded net of estimated allowances and discounts.

•

Vendor concessions – The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising, allowances for warranties and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor concessions are recognized as a reduction of cost of sales when recognized in the consolidated statement of income.

•

Stock-based compensation – We have elected to use the intrinsic value method of accounting for stock options issued under our stock option plans and accordingly do not record an expense for such stock options. For purposes of pro forma disclosures under the fair value method, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information for the periods ended September 30, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands, except per share data)
Net income as reported	$48,623	$34,687	$124,759	$117,559
Stock-based compensation expense, net of tax, as reported	-	-	-	-
Stock-based compensation expense, net of tax, under fair value method	1,620	3,559	5,040	9,646
Pro forma net income	$47,003	$31,128	$119,719	$107,913
Pro forma basic net income per share	$0.42	$0.28	$1.07	$0.98
Pro forma net income per share- assuming dilution	$0.41	$0.28	$1.06	$0.97
Earnings per share, as reported
Basic	$0.43	$0.31	$1.12	$1.07
Diluted	$0.42	$0.31	$1.10	$1.06

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

Recent Developments

On May 31, 2005, the Company purchased all of the outstanding stock of W.E. Lahr Company and its subsidiary, Midwest Auto Parts Distributors, Inc. and combined affiliates (“Midwest”) for $63 million cash, net of cash acquired, including acquisition costs. Midwest is a specialty retailer, which supplies automotive aftermarket parts in Minnesota, Montana, North Dakota, South Dakota, Wisconsin and Wyoming. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Midwest are included in the consolidated statements of income from the date of acquisition. The purchase price was allocated preliminarily to assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition with the excess allocated to goodwill. The acquisition of Midwest was not material for pro forma presentation requirements.

On May 20, 2005, the Company’s Board of Directors declared a two-for-one stock split that was effected in the form of a 100% stock dividend payable to all shareholders of record as of May 31, 2005. The stock dividend was paid on June 15, 2005. Accordingly, this stock split has been recognized by reclassifying $559,000, the par value of the additional shares resulting from the split, from retained earnings to common stock.

All earnings per share information included in the accompanying consolidated financial statements has been restated to reflect the effect of the stock split for all periods presented.

Results of Operations

Product sales for the third quarter of 2005 were $542.9 million, an increase of $87.7 million or 19.3% over product sales for the third quarter of 2004. Product sales for the first nine months of 2005 were $1.5 billion, an increase of $236.7 million or 18.3% over product sales for the first nine months of 2004. These increases are due to the opening of 33 net, new stores during the third quarter of 2005 and 183 net, new stores during the first nine months of 2005, including 72 stores added due to the acquisition of Midwest. Increases in comparable store product sales(1) of 6.1% and 7.6% for the third quarter and first nine months of 2005, respectively, also contributed to the increase in product sales compared to the same periods in the prior year. At September 30, 2005, we operated 1,432 stores compared to 1,205 stores at September 30, 2004.

Gross profit increased 19.0% from $198.2 million (or 43.5% of product sales) in the third quarter of 2004 to $235.9 million (or 43.5% of product sales) in the third quarter of 2005. Gross profit for the first nine months increased 18.6% from $557.2 million (or 43.1% of product sales) in 2004 to $661.1 million (or 43.2% of product sales) in 2005. The increase in gross profit dollars is primarily a result of the increase in the number of stores open during the third quarter and first nine months of 2005 compared to the same periods in 2004, and increased sales levels at existing stores. The increase in gross profit as a percentage of product sales for the first nine months of 2005 compared to 2004, is primarily due to a reduction in the cost of merchandise from vendors and a reduction in warehouse and delivery expenses as a percentage of product sales.

Operating, selling, general and administrative expenses (“OSG&A expenses”) increased $26.3 million from $142.0 million (or 31.2% of product sales) in the third quarter of 2004 to $168.3 million (or 31.0% of product sales) in the third quarter of 2005. OSG&A expenses increased $69.0 million from $402.8 million (or 31.1% of product sales) in the first nine months of 2004 to $471.8 million (or 30.8% of product sales) in the first nine months of 2005. The dollar increase in OSG&A expenses resulted from the addition of team members and resources in order to support the increased level of our operations.

Other expense decreased by $0.2 million in the third quarter of 2005 compared to the third quarter of 2004 and decreased by $0.6 million for the first nine months of 2005 compared to the first nine months of 2004. The decreases in both periods being compared were primarily due to decreases in interest expense as a result of lower borrowings under our credit facility.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

Results of Operations (continued)

Our estimated provision for income taxes decreased $2.3 million for the third quarter of 2005 compared to the same period in 2004, as a result of the favorable resolution of prior tax uncertainties partially offset by the effect of increased taxable income in the third quarter of 2005. Our estimated provision for income taxes increased $6.4 million for the first nine months of 2005 compared to the same period in 2004, as a result of increased taxable income for the first nine months, partially offset by the resolution of prior tax uncertainties in the third quarter of 2005. The tax benefit realized in the third quarter of 2005 is nonrecurring and reflects the reversal of previously recorded income tax reserves of $6.1 million related to a prior acquisition. Our effective tax rate was 27.5% and 33.7% of income before income taxes for the third quarter and first nine months of 2005, respectively, compared with 37.3% and 37.4% for the third quarter and first nine months of 2004, respectively.

Principally, as a result of the foregoing, net income increased from $34.7 million (or 7.6% of product sales) in the third quarter of 2004 to $48.6 million (or 9.0% of product sales) in the third quarter of 2005. Net income increased from $117.6 million (or 9.1% of product sales) in the first nine months of 2004 to $124.8 million (or 8.2% of product sales) in the first nine months of 2005. The decrease in net income as a percentage of product sales in the first nine months of 2005 compared to the same period in 2004 is the result of the cumulative effect of accounting change of $21.9 million in the first quarter of 2004.

Liquidity and Capital Resources

Net cash provided by operating activities decreased from $197.6 million for the first nine months of 2004 to $183.1 million for the first nine months of 2005. During 2004, we negotiated extended payment terms with many suppliers, which resulted in a large increase in accounts payable. The decrease in cash provided by operating activities for 2005 from 2004 was primarily due to a smaller increase in accounts payable.

Net cash used in investing activities increased from $124.6 million during the first nine months in 2004 to $214.5 million for the comparable period in 2005, primarily due to the acquisition of Midwest and increased purchases of property and equipment resulting from new store growth in 2005.

Net cash provided by financing activities was $14.0 million in the first nine months of 2005, compared to using $10.5 million in the first nine months of 2004. The increase in net cash provided by financing activities is primarily due to lower repayments of long-term debt in 2005.

We have available an unsecured, five-year syndicated revolving credit facility in the amount of $100 million (the “Credit Facility”). The Credit Facility was guaranteed by all of our subsidiaries and may be increased to a total of $200 million, subject to availability of such additional credit from either existing banks within the syndicate or other banks. At September 30, 2005, none of the Credit Facility was outstanding. Letters of credit totaling $26.1 million were outstanding at September 30, 2005. Accordingly, we had aggregate availability for additional borrowings of $73.9 million under the Credit Facility. The Credit Facility, which bears interest at LIBOR plus a spread ranging from 0.50% to 1.00% (3.86% at September 30, 2005) is to expire in July 2010.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

Liquidity and Capital Resources (continued)

During the first nine months of 2005, 183 net, new stores were opened. The Company plans to open 39 additional stores during the remainder of 2005. The funds required for such planned expansions are expected to be provided by operating activities and the existing and available bank credit facilities.

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

In August 2001, we completed a sale-leaseback with O’Reilly-Wooten 2000 LLC (an entity owned by certain shareholders of the Company). The transaction involved the sale and leaseback of nine O’Reilly Auto Parts stores and resulted in approximately $5.6 million of additional cash to the Company. The transaction did not result in a material gain or loss. The lease, which has been accounted for as an operating lease, calls for an initial term of 15 years with three five-year renewal options.

On June 26, 2003, we completed an amended and restated master agreement to our $50 million Synthetic Operating Lease Facility, relating to our properties leased from SunTrust Equity Funding, LLC (the “Synthetic Lease”), with a group of financial institutions. The terms of the Synthetic Lease provide for an initial lease period of five years, a residual value guarantee of approximately $43.2 million at September 30, 2005, and purchase options on the properties. The Synthetic Lease also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The Synthetic Lease has been accounted for as an operating lease under the provisions of FASB SFAS No. 13 and related interpretations, including FASB Interpretation No. 46.

We issue stand-by letters of credit provided by a $50 million sublimit under the Credit Facility that reduce our available borrowings. These letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance and have been issued to replace surety bonds that were previously issued. Letters of credit totaling $26.1 million and $18.6 million were outstanding at September 30, 2005 and 2004, respectively.

New Accounting Standards

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The standard is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

New Accounting Standards (continued)

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. Among other items, SFAS 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period of the first fiscal year beginning on or after June 15, 2005, which is first quarter 2006 for calendar year companies, such as ourselves, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”) for further information. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in our Consolidated Statement of Cash Flows of the 2004 Form 10-K, were $4.5 million, $5.5 million, and $1.5 million, for the years ended December 31, 2004, 2003, and 2002, respectively. We currently expect to adopt SFAS 123R effective January 1, 2006; however, we have not yet determined which of the aforementioned adoption methods we will use and are still evaluating the standard. See Note 8 of the Company’s 2004 Form 10-K for further information on our stock-based compensation plans.

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

Internet Address and Access to SEC Filings

Our Internet address is www.oreillyauto.com. Interested readers can access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission website, www.sec.gov. Such reports are generally available on the day they are filed. Additionally, the Company will furnish interested readers upon request and free of charge, a paper copy of such reports. Written requests for paper copies may be sent to our Corporate Secretary at O’Reilly Automotive, Inc., 233 South Patterson, Springfield, Missouri 65802.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “good,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this filing that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to Exhibit 99.1 of this Form 10-Q, for additional factors that could materially affect our financial performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates. Since no amounts were outstanding under the revolving credit facility at September 30, 2005, changes in interest rates would not have any effect. In the event of an adverse change in interest rates and assuming the Company had amounts outstanding under the credit facility, management would likely take actions that would mitigate our exposure to interest rate risk particularly if our borrowing levels increase to any significant extent; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2005, to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O'REILLY AUTOMOTIVE, INC.

November 8, 2005	/s/ Greg Henslee
Date	Greg Henslee, Chief Executive Officer (Principal Executive Officer)

November 8, 2005	/s/ James R. Batten
Date	James R. Batten, Executive Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT 10.35

CREDIT AGREEMENT

Dated as of July 29, 2005

by and among

O’Reilly Automotive, Inc., as the Borrower

The Banks Party Hereto

Wells Fargo Bank, National Association

as the Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer and the Sole Lead Arranger

and

Bank of America, N.A.,

as the Syndication Agent

Section 2.09

Optional Termination or Reduction of, or Increase in, the Revolving Credit Commitments   3 Section 4.14

Investment Company Act of 1940; Public Utility Holding Company Act of 1935   3

Section 5.15

Financial Covenants and Collateral Provisions of Other Restricted Agreements      3

CREDIT AGREEMENT

THIS CREDIT AGREEMENT, dated as of July 29, 2005, is by and among O’REILLY AUTOMOTIVE, INC., a Missouri corporation (“Borrower)”, the Banks from time to time party hereto, WELLS FARGO BANK, NATIONAL ASSOCIATION, as the Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer and the Sole Lead Arranger and BANK OF AMERICA, N.A., as the Syndication Agent.

W I T N E S S E T H:

WHEREAS, the Borrower has requested that the Banks provide a revolving credit facility to the Borrower consisting of revolving credit loans and letters of credit in the aggregate amount of up to $100,000,000 at any one time outstanding (including a swing line subfacility thereunder from the Swing Line Lender in the principal amount of up to $20,000,000);

WHEREAS, the proceeds of the revolving credit facility will be used by the Borrower to refinance certain existing indebtedness of the Borrower, to finance Permitted Acquisitions and for ongoing working capital and general corporate purposes, including, without limitation, to pay fees, costs and expenses incurred in connection with the transactions contemplated hereby; and

WHEREAS, the Banks are willing to extend commitments to make Revolving Credit Loans to the Borrower hereunder, the Swing Line Lender is willing to extend a commitment to make Swing Line Loans to the Borrower hereunder and the Letter of Credit Issuer is willing to extend a commitment to issue Letters of Credit upon the application of the Borrower and for the account of the Borrower or a Subsidiary hereunder, in each case, for the respective purposes provided herein and only on the terms and subject to the conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the premises and of the mutual covenants herein contained, the parties hereto hereby agree as follows:

ARTICLE I

DEFINITIONS

Section 1.01	Definitions. The following terms, as used herein, have the following meanings:

“Acquisition” means any transaction or series of related transactions, consummated on or after the date of this Agreement, by which the Borrower or any Subsidiary directly or indirectly (a) acquires all or substantially all of the assets comprising one or more business units of any other Person, whether through purchase of assets, merger or otherwise or (b) acquires (in one transaction or as the most recent transaction in a series of transactions) at least (i) a majority (in number of votes) of the stock and/or other securities of a corporation having ordinary voting power for the election of directors (other than stock and/or other securities having such power only by reason of the happening of a contingency), (ii) a majority (by percentage of voting power) of the outstanding partnership interests of a partnership, (iii) a majority (by percentage of voting power) of the outstanding membership interests of a limited liability company or (iv) a majority of the ownership interests in any organization or entity other than a corporation, partnership or limited liability company.

“Administrative Agent” means Wells Fargo in its capacity as Administrative Agent for the Banks hereunder, and its successors in such capacity.

“Administrative Agent-Related Persons” means the Administrative Agent (including any successor Administrative Agent), together with its Affiliates, and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

“Administrative Questionnaire” means, with respect to each Bank, an administrative questionnaire in the form prepared by the Administrative Agent and submitted to the Administrative Agent duly completed by such Bank.

“Affiliate” means, with respect to any Person, any other Person that directly, or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person. As used herein, the term “control” means possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ownership of voting securities, by contract or otherwise; provided that any Person which does not own, directly or indirectly, more than 10% of any class of voting securities (or other ownership interests) of such other Person shall not be deemed to “control” such Person.

“Agent Fee Letter” means the letter agreement between the Borrower and the Administrative Agent, dated July 29, 2005, relating to certain agency and other fees, as the same may be amended, modified, extended, renewed, supplemented or restated from time to time.

“Agreement” means this Credit Agreement, as the same may be amended, modified, extended, renewed, supplemented or restated from time to time.

“Applicable Lending Office” means, with respect to any Bank, (a) in the case of its Base Rate Loans, its Base Rate Lending Office and (b) in the case of its LIBOR Loans, its LIBOR Lending Office.

“Applicable LIBOR Margin” and “Applicable Commitment Fee Rate” mean the per annum rate shown in the applicable column below based on the applicable Consolidated Leverage Ratio:

If the Consolidated Leverage Ratio is, then	Applicable LIBOR Margin is	Applicable Commitment Fee Rate is

³ 2.25 to 1.00 (Pricing Level I)	1.000%	0.200%

³ 1.50 to 1.00 but < 2.25 to 1.00 (Pricing Level II)	0.750%	0.150%

³ 1.00 to 1.00 but < 1.50 to 1.00 (Pricing Level III)	0.625%	0.125%

< 1.00 to 1.00 (Pricing Level IV)	0.500%	0.100%

The determination of the Applicable LIBOR Margin and the Applicable Commitment Fee Rate as of any date shall be based on the Consolidated Leverage Ratio as of the last day of the most recently ended Fiscal Quarter for which financial statements of Borrower and its Subsidiaries (and the related Compliance Certificate) have been delivered to the Administrative Agent pursuant to Section 5.01 (which determination shall be made and be effective from and after the fifth (5th) Business Day after the Administrative Agent receives the applicable financial statements and Compliance Certificate from the Borrower); provided, however, that if the applicable financial statements and related Compliance Certificate for any Fiscal Quarter or Fiscal Year are not delivered to the Administrative Agent when due in accordance with Section 5.01, then Pricing Level I shall apply during the period commencing on the date such financial statements and Compliance Certificate were due and ending on the date five (5) Business Days after such financial statements and Compliance Certificate are delivered to the Administrative Agent. Notwithstanding the foregoing, Pricing Level IV shall apply during the period commencing on the date of this Agreement and ending five (5) Business Days after the Administrative Agent receives the Borrower’s financial statements for its Fiscal Quarter ended June 30, 2005.

“Assignee” has the meaning set forth in Section 9.06(c).

“Assignment and Assumption Agreement” has the meaning set forth in Section 9.06(c).

“Bank” means each bank listed on the signature pages hereof and each Assignee which becomes a Bank pursuant to Section 9.06(c) and their respective successors and assigns.

“Base Rate” means, for any day, a rate of interest per annum equal to the higher of (a) the Prime Rate for such day and (b) the sum of the Federal Funds Effective Rate for such day plus 1/2% per annum.

“Base Rate Lending Office” means, as to each Bank, its office located at its address set forth in its Administrative Questionnaire (or identified in its Administrative Questionnaire as its Base Rate Lending Office) or such other office as such Bank may hereafter designate as its Base Rate Lending Office by notice to the Borrower and the Administrative Agent.

“Base Rate Loan” means each Revolving Credit Loan to be made by a Bank as a Base Rate Loan in accordance with the applicable Notice of Revolving Credit Borrowing or pursuant to Article VIII and each Revolving Credit Loan continued as, or converted into, a Base Rate Loan pursuant to Section 2.03(c).

“Benefit Arrangement” means at any time an employee benefit plan within the meaning of Section 3(3) of ERISA which is not a Plan or a Multiemployer Plan and which is maintained or otherwise contributed to by any member of the ERISA Group.

“Borrower” means, O’Reilly Automotive, Inc., a Missouri corporation, and its successors.

“Borrowing” has the meaning set forth in Section 1.03.

“Business Day” means (a) with respect to any borrowing, payment or rate selection of LIBOR Loans, a day (other than a Saturday on Sunday) on which banks generally are open in Denver, Colorado and San Francisco, California for the conduct of substantially all of their commercial lending activities and on which dealings in United States dollars are carried on in the London interbank market and (b) for all other purposes, a day (other than a Saturday or Sunday) on which banks generally are open in Denver, Colorado and San Francisco, California for the conduct of substantially all of their commercial lending activities.

“Capitalized Lease” means any lease of (or other indebtedness arrangements conveying the right to use) real and/or personal property, by a Person as lessee which in accordance with GAAP is required to be capitalized on the balance sheet of such Person.

“Capitalized Lease Obligations” of any Person means, as of the date of any determination thereof, the amount at which the aggregate rental and other payment obligations due and to become due under all Capitalized Leases under which such Person is a lessee would be reflected as a liability on a balance sheet of such Person in accordance with GAAP.

“Central Standard Time” means, at any time, time in the central time zone in the United States at such time, whether daylight savings time or standard time.

“Compliance Certificate” means a certificate in the form of Exhibit G attached hereto delivered in accordance with Section 5.01(c).

“Consolidated Debt” means, as of the date of any determination thereof, all Debt of the Borrower and its Subsidiaries as of such date, determined on a consolidated basis and in accordance with GAAP.

“Consolidated EBITDA” means, for the period in question, the sum of (a) Consolidated Net Income during such period plus (b) to the extent deducted in determining such Consolidated Net Income, the sum of (i) Consolidated Interest Expense during such period, plus (ii) all provisions for any Federal, state, local and/or foreign income taxes made by the Borrower and its Subsidiaries during such period (whether paid or deferred), plus (iii) all depreciation and amortization expenses of the Borrower and its Subsidiaries during such period, plus (iv) any extraordinary losses during such period minus (c) to the extent added in determining such Consolidated Net Income, any extraordinary gains during such period, all determined on a consolidated basis and in accordance with GAAP; provided, however, that for the purposes of determining Consolidated EBITDA for any period during which an Acquisition permitted under this Agreement is consummated, Consolidated EBITDA shall be adjusted to give effect to the consummation of such Acquisition on a pro forma basis in accordance with GAAP, as if such Acquisition occurred on the first day of such period, such adjustments to be calculated in a manner reasonably satisfactory to the Administrative Agent.

“Consolidated EBITDAR” means, for the period in question, the sum of (a) Consolidated EBITDA during such period plus (b) to the extent deducted in determining such Consolidated EBITDA, Consolidated Rent Expense during such period, all determined on a consolidated basis and in accordance with GAAP.

“Consolidated Fixed Charge Coverage Ratio” means, for the period in question, the ratio of (a) Consolidated EBITDAR during such period to (b) Consolidated Fixed Charges during such period, all determined on a consolidated basis and in accordance with GAAP.

“Consolidated Fixed Charges” means, for the period in question, the sum of (a) Consolidated Interest Expense during such period plus (b) Consolidated Rent Expense during such period, all determined on a consolidated basis and in accordance with GAAP.

“Consolidated Interest Expense” means, for the period in question, without duplication, all gross interest expense of the Borrower and its Subsidiaries (including, without limitation, all commissions, discounts and/or related amortization and other fees and charges owed by the Borrower and its Subsidiaries with respect to letters of credit, the net costs associated with interest swap obligations of the Borrower and its Subsidiaries, capitalized interest expense, the interest portion of Capitalized Lease Obligations and the interest portion of any deferred payment obligation) during such period, all determined on a consolidated basis and in accordance with GAAP; provided, however, that for the purposes of determining Consolidated Interest Expense for any period during which an Acquisition permitted under this Agreement is consummated, Consolidated Interest Expense shall be adjusted to give effect to the consummation of such Acquisition on a pro forma basis in accordance with GAAP, as if such Acquisition occurred on the first day of such period, such adjustments to be calculated in a manner reasonably satisfactory to the Administrative Agent.

“Consolidated Leverage Ratio” means, as of the last day of any Fiscal Quarter of the Borrower, the ratio of (a) Consolidated Debt as of such day to (b) Consolidated EBITDA for the four (4) consecutive Fiscal Quarter period of the Borrower ending on such day.

“Consolidated Net Income” means, for the period in question, the after-tax net income (or loss) of Borrower and its Subsidiaries during such period, determined on a consolidated basis and in accordance with GAAP.

“Consolidated Net Worth” means, as of the date of any determination thereof, the consolidated stockholders’ equity of the Borrower and its Subsidiaries as of such date, determined on a consolidated basis and in accordance with GAAP.

“Consolidated Rent Expense” shall mean, for the period in question, the aggregate amount of all Rent Expense of the Borrower and its Subsidiaries during such period, all determined on a consolidated basis and in accordance with GAAP; provided, however, that for the purposes of determining Consolidated Rent Expense for any period during which an Acquisition permitted under this Agreement is consummated, Consolidated Rent Expense shall be adjusted to give effect to the consummation of such Acquisition on a pro forma basis in accordance with GAAP, as if such Acquisition occurred on the first day of such period, such adjustments to be calculated in a manner reasonably satisfactory to the Administrative Agent.

“Conversion/Continuation Notice” has the meaning set forth in Section 2.03(c).

“Credit Availability Period” means the period from and including the Effective Date to but not including the Termination Date.

“Debt” of any Person shall mean, as of the date of determination thereof, the sum of, without duplication, (a) all obligations of such Person for borrowed money, (b) all obligations of such Person evidenced by bonds, debentures, notes or other similar instruments, (c) all fixed or contingent reimbursement obligations of such Person with respect to letters of credit and/or surety bonds, (d) all obligations of such Person to pay the deferred purchase price of property or services (other than unsecured trade accounts payable, deferred compensation items and like expense accruals arising in the ordinary course of business), (e) all Capitalized Lease Obligations of such Person, (f) the aggregate amount of uncollected accounts receivable of such Person subject at such time to a sale of receivables (or similar transaction) regardless of whether such transaction is effected without recourse to such Person or in a manner that would not be reflected on the balance sheet of such Person in accordance with GAAP, (g) the Swap Termination Value under any Swap Contract to which such Person is a party to the extent such Swap Termination Value is owed or would be owed by such Person, (h) all Debt of any partnership or joint venture (other than a joint venture that is itself a corporation or limited liability company) in which such Person is a general partner or joint venturer, except to the extent that such Debt is expressly made non-recourse to such Person, (i) all redemption obligations of such Person in respect of mandatorily redeemable Preferred Stock of such Person, (j) all Debt of others secured by a Lien on any asset of such Person, whether or not such Debt is assumed or Guaranteed by such Person and (k) all Debt of others Guaranteed by such Person; provided, however, that the term “Debt shall not include any obligation, contingent or otherwise, under the Synthetic Lease Obligations. The amount of any Debt secured by a Lien pursuant to clause (j) above which has not been assumed or Guaranteed by such Person shall be deemed to be an amount equal to the lesser of (x) the aggregate outstanding amount of Debt secured by such Lien and (y) the greater of the aggregate book value and the aggregate fair market value of the assets subject to such Lien. The amount of any Debt Guaranteed by a Person pursuant to clause (k) above shall be deemed to be an amount equal to the lesser of (x) the stated or determinable amount (inclusive of principal, interest, fees and other charges) of the primary obligation in respect of which such Guarantee is made, or (y) the maximum amount for which such guaranteeing Person may be liable pursuant to the terms of the instrument embodying such Guarantee, unless such primary obligation and the maximum amount for which such guaranteeing Person may be liable are not stated or determinable, in which case the amount of Debt subject to such Guarantee shall be such guaranteeing Person’s maximum reasonably anticipated liability in respect thereof as mutually determined by Borrower’s Board of Directors and the Administrative Agent.

“Default” means any condition or event which constitutes an Event of Default or which with the giving of notice or lapse of time, or both, would, unless cured or waived, become an Event of Default.

“Defaulting Bank” has the meaning set forth in Section 2.04(f).

“Effective Date” means the date this Agreement becomes effective in accordance with Section 3.01.

“Environmental Laws” means any and all federal, state, local and foreign statutes, laws, regulations, ordinances, rules or other governmental restrictions to which the Borrower or any Subsidiary is subject relating to the environment or to emissions, discharges or releases of pollutants, contaminants, petroleum or petroleum products, chemicals or toxic or hazardous substances or wastes into the environment including, without limitation, ambient air, surface water, ground water or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, petroleum or petroleum products, chemicals or toxic or hazardous substances or wastes or the clean-up or other remediation thereof and any and all judgments, orders, decrees, permits, grants, franchises, licenses or agreements relating to the foregoing to which the Borrower or any Subsidiary is a party or which is otherwise applicable to the Borrower or any Subsidiary.

“ERISA” means the Employee Retirement Income Security Act of 1974, as amended, or any successor statute.

“ERISA Group” means the Borrower and all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Borrower, are treated, on or after the Effective Date, as a single employer under Section 414 of the Internal Revenue Code.

“Event of Default” has the meaning set forth in Section 6.01.

“Existing Credit Agreement” means that certain Credit Agreement, dated as of July 29, 2002, by and among the Borrower, the financial institutions parties thereto as Banks, Wells Fargo Bank, National Association as Administrative Agent for the Banks, U.S. Bank National Association, as Syndication Agent for the Banks, LaSalle Bank National Association, as Documentation Agent for the Banks and Wells Fargo Bank, National Association, as Sole Lead Arranger, as amended.

“Existing Letters of Credit” has the meaning set forth in Section 2.16(h).

“Federal Funds Effective Rate” means, for any day, an interest rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published for such day (or, if such day is not a Business Day, for the immediately preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations at approximately 9:00 a.m. (Central Standard Time) on such day on such transactions received by the Administrative Agent from three (3) Federal funds brokers of recognized standing selected by the Administrative Agent in its sole discretion.

“Financial Covenant” means, with respect to any agreement, document or instrument representing or governing Debt, any covenant (whether expressed as a covenant, an event of default or a condition to a borrowing) contained therein expressed in terms of (a) a minimum or maximum amount in or derived from the Borrower’s financial statements, (b) a minimum or maximum ratio between any such amounts described in clause (a) above or (c) any other financial or finance-related test as the same may relate to the assets, liabilities, revenues or expenses of the Borrower and/or its Subsidiaries; provided that the above shall not include a negative pledge covenant.

“Financial Officer” means either the chief financial officer or the treasurer of the Borrower, acting individually, or either the financial reporting and budgeting manager or the director of finance of the Borrower, acting in concert with the chief financial officer or the treasurer.

“Fiscal Quarter” means a fiscal quarter of the Borrower.

“Fiscal Year” means a fiscal year of the Borrower.

“GAAP” means, at any time, generally accepted accounting principles at such time in the United States.

“Governmental Authority” means any nation or government, any state or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

“Guarantee” by any Person means any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Debt or other liability or obligation of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Debt or other obligation (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise) or (b) entered into for the purpose of assuring in any other manner the obligee of such Debt of the payment thereof or to protect such obligee against loss in respect thereof (in whole or in part); provided that the term “Guarantee” shall not include endorsements for collection or deposit in the ordinary course of business or any obligation under any indemnity and/or performance or completion bond, guarantee or similar instrument now or hereafter issued by Borrower and/or any Subsidiary in connection with the acquisition, lease, construction and/or improvement of any real estate which is, will be or is intended to be used by Borrower and/or any Subsidiary in the ordinary course of its or their respective businesses. The term “Guarantee” used as a verb has a corresponding meaning.

“Interest Period” means, with respect to each LIBOR Loan, the period commencing on the date of such Borrowing and ending 1, 2, 3 or 6 months thereafter, as the Borrower may elect in the applicable Notice of Revolving Credit Borrowing or Conversion/Continuation Notice, as the case may be; provided that:

(a)  any Interest Period which would otherwise end on a day which is not a Business Day shall, subject to clause (c) below, be extended to the next succeeding Business Day unless such Business Day falls in another calendar month, in which case such Interest Period shall end on the next preceding Business Day;

(b)  any Interest Period which begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to clause (c) below, end on the last Business Day of a calendar month; and

(c)	no Interest Period may extend beyond the Termination Date.

“Internal Revenue Code” means the Internal Revenue Code of 1986, as amended, or any successor statute.

“Investment” shall mean any investment (including, without limitation, any loan or advance) by any Person in or to any other Person, whether payment therefor is made in cash or stock, partnership interests, membership interests or other equity interests, and whether such investment is by acquisition of stock, partnership interests, membership interests or other equity interests or indebtedness, or by loan, advance, transfer of property or assets out of the ordinary course of business, capital contribution, equity or profit sharing interest, extension of credit on terms other than those normal in the ordinary course of business or otherwise.

“Issuance Request” shall have the meaning set forth in Section 2.16(d).

“Letter of Credit” means a Letter of Credit issued pursuant to Section 2.16.

“Letter of Credit Expiry Date” means, with respect to any Letter of Credit, the date which is the earlier of (a) one (1) year after the date of issuance therefor or (b) five (5) Business Days prior to the Termination Date.

“Letter of Credit Issuer” means Wells Fargo, as the issuer of the Letters of Credit.

“Letter of Credit Issuer-Related Persons” means the Letter of Credit Issuer (including any successor Letter of Credit Issuer), together with its Affiliates, and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

“Letter of Credit Obligations” means, as at the time of determination thereof, the sum of (i) the Reimbursement Obligations then outstanding plus (ii) the aggregate undrawn face amount of the then outstanding Letters of Credit.

“Letter of Credit Sublimit” means the lesser of (a) $50,000,000 and (b) the total Revolving Credit Commitments at such time.

“LIBOR Base Rate” means, with respect to LIBOR Loans for the relevant Interest Period, the rate determined by the Administrative Agent to be the average of the rates offered to the Administrative Agent by first-class banks in the London interbank market to place deposits in U.S. dollars at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, in the approximate amount of the relevant LIBOR Loan and having a maturity equal to such Interest Period.

“LIBOR Lending Office” means, as to each Bank, its office, branch or affiliate located at its address set forth in its Administrative Questionnaire (or identified in its Administrative Questionnaire as its LIBOR Lending Office) or such other office, branch or affiliate of such Bank as it may hereafter designate as its LIBOR Lending Office by notice to the Borrower and the Administrative Agent.

“LIBOR Loan” means each Revolving Credit Loan to be made as a LIBOR Loan in accordance with the applicable Notice of Revolving Credit Borrowing and each Revolving Credit Loan continued as, or converted into, a LIBOR Loan pursuant to Section 2.03(c).

“LIBOR Rate” means, with respect to LIBOR Loans for the relevant Interest Period, the sum of (i) the quotient of (A) the LIBOR Base Rate applicable to such Interest Period, divided by (B) one minus the Reserve Requirement (expressed as a decimal) applicable to such Interest Period, plus (ii) the Applicable LIBOR Margin. The LIBOR Rate shall be rounded to the next higher multiple of .01% if the rate is not such a multiple.

“Lien” shall mean any interest in property securing an obligation owed to, or a claim by, a Person other than the owner of the property, whether such interest is based on common law, statute or contract, including, without limitation, any security interest, mortgage, deed of trust, pledge, hypothecation, judgment lien or other lien or encumbrance of any kind or nature whatsoever, any conditional sale or trust receipt, any lease, consignment or bailment for security purposes and any Capitalized Lease.

“Loan” means a Revolving Credit Loan or a Swing Line Loan.

“Loan Document” means this Agreement, each Note, each Reimbursement Agreement, the Agent Fee Letter, the Upfront Fee Letter and any and all other agreements, documents and/or instruments heretofore, now or hereafter delivered to the Administrative Agent, the Letter of Credit Issuer, the Swing Line Lender and/or any Bank with respect to or in connection with or pursuant to this Agreement, any Loans made hereunder, any Letters of Credit issued hereunder and/or any of the other Obligations, and executed by or on behalf of the Borrower, in each case as the same may be amended, modified, extended, renewed, supplemented or restated from time to time.

“Material Adverse Effect” means (a) a material adverse effect on the properties, assets, liabilities, business, operations, income or condition (financial or otherwise) of the Borrower and its Subsidiaries taken as a whole, (b) material impairment of the ability of the Borrower to perform its obligations under any of the Loan Documents or (c) material impairment of the enforceability of the rights of, or benefits available to, the Administrative Agent, any Bank, the Swing Line Lender and/or the Letter of Credit Issuer under this Agreement, any Note or any other Loan Document.

“Material Debt” means any Debt (other than the Obligations) of the Borrower and/or one or more of its Subsidiaries, arising in one or more related or unrelated transactions, in an aggregate principal amount exceeding $10,000,000.

“Material Plan” means at any time a Plan or Plans having aggregate Unfunded Liabilities in excess of $10,000,000.

“Material Synthetic Lease Obligation” means any Synthetic Lease Obligation of the Borrower and/or one or more of its Subsidiaries, arising in one or more related or unrelated transactions, in an aggregate amount exceeding $10,000,000.

“Multiemployer Plan” means at any time an employee pension benefit plan within the meaning of Section 4001(a)(3) of ERISA to which any member of the ERISA Group is then making or accruing an obligation to make contributions or has within the preceding five (5) plan years made contributions, including for these purposes any Person which ceased to be a member of the ERISA Group during such five (5) year period.

“Notes” means the Revolving Credit Notes and the Swing Line Note, and “Note” means any one of such promissory notes, in each case as the same may be amended, modified, extended, renewed, supplemented or restated from time to time.

“Notice of Revolving Credit Borrowing” has the meaning set forth in Section 2.03(a).

“Notice of Swing Line Borrowing” has the meaning set forth in Section 2.03(b).

“Obligations” means any and all present and future indebtedness (principal, interest, fees, collection costs and expenses, attorneys' fees and other amounts), liabilities and obligations (including, without limitation, guaranty obligations, letter of credit reimbursement obligations, indemnity obligations and reimbursement obligations) of the Borrower to the Administrative Agent, the Letter of Credit Issuer, the Swing Line Lender, any Bank and/or any indemnified person evidenced by or arising under or in respect of this Agreement, any Note, any Reimbursement Agreement and/or any other Loan Document.

“Operating Lease” means any lease of real and/or personal property by a Person as lessee which is not a Capitalized Lease.

“Parent” means, with respect to any Bank, any Person controlling such Bank.

“Participant” has the meaning set forth in Section 9.06(b).

“Payment Office” means the main office of the Administrative Agent located in Denver, Colorado.

“PBGC” means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

“Permitted Acquisition” shall mean any Acquisition by the Borrower or any Wholly-Owned Subsidiary of an ongoing business in the same line of business of the Borrower and its Subsidiaries on the date of this Agreement so long as (a) except for Permitted Acquisitions with a total purchase price (whether payable at closing or at any time or times after closing of the applicable Acquisition, and if payable after closing and not determinable prior to closing, as reasonably estimated by the Borrower, and in any event including the amount of any indebtedness assumed by the Borrower or any Subsidiary as a part of such Acquisition) of less than $15,000,000 (to which this clause (a) shall not apply), the Borrower has given the Administrative Agent at least ten (10) Business Days prior written notice of such Acquisition (or such lesser notice as the Required Banks may agree to in writing) and has provided the Administrative Agent with such financial and other information concerning such Acquisition as the Administrative Agent or the Required Banks may reasonably request (and the Administrative Agent hereby agrees to promptly forward such notices and such financial and other information to each of the Banks), (b) the assets or entity being acquired are located in the United States, (c) if such Acquisition involves a merger or consolidation of the Borrower or any Subsidiary and another entity, the Borrower or such Subsidiary, as the case may be, is the surviving entity, (d) both immediately before and immediately after giving effect to such Acquisition, the Borrower is in compliance with all of the terms, provisions, covenants and conditions contained in this Agreement and the other Loan Documents, (e) if such Acquisition had been consummated on the last day of the Fiscal Quarter immediately preceding the actual date of such Acquisition (the “Assumed Acquisition Date”), on a pro forma basis the Borrower would have been in compliance with all of the terms, provisions, covenants and conditions contained in this Agreement and the other Loan Documents at all times from and after the Assumed Acquisition Date, which pro forma compliance shall be demonstrated by the Borrower to the Administrative Agent and each Bank pursuant to such financial and other information concerning such Acquisition as the Administrative Agent or the Required Banks may reasonably request and (f) both immediately before and immediately after giving effect to such Acquisition, no Default shall exist.

“Person” means an individual, a corporation, a partnership, a limited liability company, an association, a trust or any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

“Plan” means at any time an employee pension benefit plan (other than a Multiemployer Plan) which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Internal Revenue Code and either (a) is maintained, or contributed to, by any member of the ERISA Group for employees of any member of the ERISA Group or (b) has at any time within the preceding five (5) years been maintained, or contributed to, by any Person which was at such time a member of the ERISA Group for employees of any Person which was at such time a member of the ERISA Group.

“Preferred Stock” means any class of stock of a corporation that is preferred over any other class of stock of such corporation as to the payment of dividends and/or the payment of any other amount upon liquidation or dissolution of such corporation.

“Prime Rate” means at any time the rate of interest per annum most recently announced within Wells Fargo at its principal office in San Francisco, California as its Prime Rate, with the understanding that Wells Fargo’s Prime Rate is one of its base rates and serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto and is evidenced by the recording thereof after its announcement in such internal publication or publications as Wells Fargo may designate. Each change in the Prime Rate shall be effective on the day the change is announced within Wells Fargo.

“Register” has the meaning set forth in Section 9.06(f).

“Regulation D” means Regulation D of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor thereto or other regulation or official interpretation of said Board of Governors relating to reserve requirements applicable to member banks of the Federal Reserve System.

“Regulation U” means Regulation U of the Board of Governors of the Federal Reserve System, as in effect from time to time and any successor thereto or other regulation or official interpretation of said Board of Governors relating to the extension of credit by banks for the purpose of purchasing or carrying margin stocks applicable to member banks of the Federal Reserve System.

“Reimbursement Agreement” means each application and/or agreement for irrevocable standby letter of credit executed by Borrower in connection with any Letter of Credit, each as the same may be amended, modified, extended, renewed, supplemented or restated from time to time.

“Reimbursement Obligations” means, at any time, the aggregate (without duplication) of the Obligations of the Borrower to the Letter of Credit Issuer, the Administrative Agent and/or any Bank in respect of all unreimbursed payments or disbursements made by the Letter of Credit Issuer, the Administrative Agent and/or any Bank under or in respect of draws made under the Letters of Credit.

“Rent Expense” means with respect to any Person, for the period in question, the aggregate amount of rental and other expenses incurred by such Person in respect of Operating Leases during such period, all determined in accordance with GAAP.

“Required Banks” means at any time two (2) or more Banks having at least 51% of the aggregate amount of the Revolving Credit Commitments or, if the Revolving Credit Commitments shall have been terminated, holding Revolving Credit Notes evidencing at least 51% of the aggregate unpaid principal amount of the Revolving Credit Loans.

“Reserve Requirement” means, with respect to an Interest Period, the maximum, aggregate reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed under Regulation D on eurocurrency liabilities.

“Restricted Agreement” has the meaning set forth in Section 5.15.

“Revolving Credit Commitment” means, with respect to each Bank, the principal amount set forth opposite the name of such Bank on Schedule 1.01 hereto or in any Assignment and Assumption Agreement under the caption “Amount of Revolving Credit Commitment” and “Revolving Credit Commitments” means such commitments collectively, which commitments equal $100,000,000 in the aggregate as of the Effective Date, as such amount may be changed from time to time pursuant to Section 2.09.

“Revolving Credit Commitment Percentage” means, with respect to each Bank, the percentage equal to a fraction the numerator of which is the amount of such Bank’s Revolving Credit Commitment and the denominator of which is the aggregate amount of the Revolving Credit Commitments.

“Revolving Credit Loan” means a loan made by a Bank pursuant to Section 2.01, which may be a Base Rate Loan or a LIBOR Loan.

“Revolving Credit Notes” means revolving credit notes of the Borrower, substantially in the form of Exhibit C hereto, evidencing the obligation of the Borrower to repay the Revolving Credit Loans, and “Revolving Credit Note” means any one of such revolving credit notes issued hereunder, in each case as the same may be amended, modified, extended, renewed, supplemented or restated from time to time.

“Sale and Leaseback Transaction” of any Person means an arrangement with any lender or investor or to which such lender or investor is a party providing for the leasing by such Person of any property that has been or is being sold, conveyed, transferred or otherwise disposed of by such Person to such lender or investor or to any Person to whom funds have been or are to be advanced by such lender or investor on the security of such property.

“Subsidiary” of a Person means any corporation, association, partnership, limited liability company, joint venture or other business entity of which more than fifty percent (50%) of the voting stock, partnership interests, membership interests or other equity interests (in the case of Persons other than corporations), is owned or controlled directly or indirectly by the Person, or one or more of the Subsidiaries of the Person, or a combination thereof. Unless the context otherwise clearly requires, references herein to a “Subsidiary” refer to a Subsidiary of the Borrower or one of the Subsidiaries.

“Swap Contract” means (a) any and all rate swap transactions, basis swaps, credit derivative transactions, forward rate transactions, commodity swaps, commodity options, forward commodity contracts, equity or equity index swaps or options, bond or bond price or bond index swaps or options or forward bond or forward bond price or forward bond index transactions, interest rate options, forward foreign exchange transactions, cap transactions, floor transactions, collar transactions, currency swap transactions, cross-currency rate swap transactions, currency options, spot contracts or any other similar transactions or any combination of any of the foregoing (including any options to enter into any of the foregoing), whether or not any such transaction is governed by or subject to any master agreement, and (b) any and all transactions of any kind, and the related confirmations, which are subject to the terms and conditions of, or governed by, any form of master agreement published by the International Swaps and Derivatives Association, Inc., any International Foreign Exchange Master Agreement, or any other master agreement (any such master agreement, together with any related schedules, a "Master Agreement"), including any such obligations or liabilities under any Master Agreement.

“Swap Termination Value” means, in respect of any Swap Contract, after taking into account the effect of any legally enforceable netting agreement relating to such Swap Contract, (a) for any date on or after the date such Swap Contract has been closed out and a termination value determined in accordance therewith, such termination value and (b) for any date prior to the date referenced in clause (a), the amount determined as the mark-to-market value for such Swap Contract, as determined based upon one or more mid-market or other readily available quotations provided by any recognized dealer in such Swap Contract (which may include a Bank or any affiliate of a Bank).

“Synthetic Lease Obligation” of any Person means the obligation to pay rent or other payment amounts under a lease of (or other indebtedness arrangements conveying the right to use) real or personal property of such Person which may be classified and accounted for as an operating lease or off-balance sheet liability for accounting purposes but as a secured or unsecured loan for tax purposes under the Internal Revenue Code.

“Swing Line Commitment” means the lesser of (i) $20,000,000 and (ii) the total Revolving Credit Commitments at such time.

“Swing Line Lender” means Wells Fargo.

“Swing Line Lender-Related Persons” means the Swing Line Lender (including any successor Swing Line Lender), together with its Affiliates, and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

“Swing Line Loan” means a loan made by the Swing Line Lender pursuant to Section 2.02.

“Swing Line Note” means the swing line note of the Borrower, substantially in the form of Exhibit D hereto, evidencing the obligation of the Borrower to repay the Swing Line Loans, as the same may be amended, modified, extended, renewed, supplemented or restated from time to time.

“Termination Date” means July 29, 2010.

“Total Outstandings” means, as of any date, the sum of (a) the aggregate principal amount of all Revolving Credit Loans outstanding as of such date, plus (b) the aggregate principal amount of all Swing Line Loans outstanding as of such date plus (c) the aggregate Letter of Credit Obligations outstanding as of such date.

“Unfunded Liabilities” means, with respect to any Plan at any time, the amount (if any) by which (a) the present value of all benefits under such Plan exceeds (b) the fair market value of all Plan assets allocable to such benefits (excluding any accrued but unpaid contributions), all determined as of the then most recent valuation date for such Plan, but only to the extent that such excess represents a potential liability of a member of the ERISA Group to the PBGC or any other Person under Title IV of ERISA.

“Upfront Fee Letter” means the letter agreement by and among the Borrower, the Administrative Agent and the Banks, dated as of the date of this Agreement, relating to the upfront fees payable to the Banks, as amended, modified, extended, renewed, supplemented or restated from time to time.

“Voting Stock” means stock of any class or classes (however designated) having ordinary voting power for the election of directors of the Borrower, other than stock having such power only by reason of the happening of a contingency.

“Wells Fargo” means Wells Fargo Bank, National Association, in its individual capacity.

“Wholly-Owned Subsidiary” means, at any time, any Subsidiary one hundred percent (100%) of all of the equity interests (except directors’ qualifying shares) and voting interests of which are owned by any one or more of the Borrower and the Borrower’s other Wholly-Owned Subsidiaries at such time.

Section 1.02      Accounting Terms and Determinations. Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all accounting determinations hereunder shall be made and all financial statements required to be delivered hereunder shall be prepared in accordance with GAAP as in effect from time to time, applied on a basis consistent (except for changes concurred in by the Borrower’s independent public accountants) with the most recent audited consolidated financial statements of the Borrower and its Subsidiaries delivered to the Banks; provided that, if the Borrower notifies the Administrative Agent that the Borrower wishes to amend any covenant in Article V to eliminate the effect of any change in GAAP on the operation of such covenant (or if the Administrative Agent notifies the Borrower that the Required Banks wish to amend any covenant in Article V for such purpose), then the Borrower’s compliance with such covenant shall be determined on the basis of GAAP in effect immediately before the relevant change in GAAP became effective, until either such notice is withdrawn or such covenant is amended in a manner satisfactory to the Borrower and the Required Banks.

Section 1.03      Types of Borrowings. The term “Borrowing” denotes the aggregation of Revolving Credit Loans of one or more Banks to be made to the Borrower pursuant to Article II on a single date and, in the case of LIBOR Loans, for a single Interest Period. Borrowings may be classified for purposes of this Agreement by reference to the pricing of Revolving Credit Loans comprising such Borrowing (e.g., a “Base Rate Borrowing” is a Borrowing comprised of Base Rate Loans and a “LIBOR Borrowing” is a Borrowing comprised of LIBOR Loans).

ARTICLE II

THE CREDITS

Section 2.01      Revolving Credit Commitments. During the Credit Availability Period, each Bank severally agrees, on the terms and conditions set forth in this Agreement, to make Revolving Credit Loans to the Borrower pursuant to this Section 2.01 from time to time in amounts such that the aggregate outstanding principal amount of Revolving Credit Loans by such Bank shall not exceed the amount of its Revolving Credit Commitment less the sum of (i) such Bank’s Revolving Credit Commitment Percentage of Letter of Credit Obligations at such time plus (ii) such Bank’s Revolving Credit Commitment Percentage of aggregate principal amount of Swing Line Loans outstanding at such time. Each Borrowing under this Section 2.01 shall be in an aggregate principal amount of $1,000,000 or any larger multiple of $500,000. Each Borrowing under this Section 2.01 shall be made from the several Banks ratably in proportion to their respective Revolving Credit Commitments. Within the foregoing limits, the Borrower may borrow under this Section 2.01, repay, or to the extent permitted by Section 2.11, prepay Revolving Credit Loans and reborrow at any time during the Credit Availability Period under this Section 2.01.

Section 2.02	Swing Line Commitment.

(a)  During the Credit Availability Period, the Swing Line Lender agrees, on the terms and conditions set forth in this Agreement, to make Swing Line Loans to the Borrower pursuant to this Section 2.02 from time to time in amounts such that the aggregate outstanding principal amount of Swing Line Loans shall not exceed the lesser of (i) the amount of the Swing Line Commitment or (ii) the sum of (A) the total Revolving Credit Commitments at such time minus (B) the aggregate principal amount of Revolving Credit Loans outstanding at such time minus (C) the aggregate amount of Letter of Credit Obligations at such time. Each Swing Line Loan under this Section 2.02 shall be in an aggregate principal amount of $250,000 or any larger multiple of $50,000. No Swing Line Loan may be outstanding for more than ten (10) Business Days. The Swing Line Lender shall not make any Swing Line Loan to refinance any outstanding Swing Line Loan. Immediately upon the making of a Swing Line Loan, each Bank shall be deemed to, and hereby irrevocably and unconditionally agrees to, purchase from the Swing Line Lender a risk participation in such Swing Line Loan in an amount equal to the product of such Bank’s Revolving Credit Commitment Percentage of the amount of such Swing Line Loan. Within the foregoing limits, the Borrower may borrow under this Section 2.02, repay or prepay Swing Line Loans and reborrow at any time during the Credit Availability Period under this Section 2.02.

(b)  The Swing Line Lender may at any time in its sole and absolute discretion request, on behalf of the Borrower (which hereby irrevocably authorizes the Swing Line Lender to so request on its behalf), that each Bank make a Revolving Credit Loan which is a Base Rate Loan in an amount equal to such Bank’s Revolving Credit Commitment Percentage of the amount of Swing Line Loans then outstanding. Such request shall be made in accordance with the requirements of Section 2.03, without regard to the minimum and multiples specified therein for the principal amount of Base Rate Loans, but subject to the conditions set forth in Article III. The Swing Line Lender shall furnish the Borrower with a copy of the applicable Notice of Revolving Credit Borrowing promptly after delivering such notice to the Administrative Agent. Not later than 2:00 p.m. (Central Standard Time) on the date of such Revolving Credit Loan, each Bank shall make an amount equal to its Revolving Credit Commitment Percentage of the amount specified in such Notice of Revolving Credit Borrowing available, in Federal or other funds immediately available in Denver, Colorado, to the Administrative Agent at its Payment Office. Unless the Administrative Agent determines that any applicable condition specified in Article III has not been satisfied, the Administrative Agent will make the funds so received from the Banks available to the Swing Line Lender at the Administrative Agent’s aforesaid address to pay the then outstanding Swing Line Loans, whereupon, subject to Section 2.02(c) below, each Bank that so makes funds available shall be deemed to have made a Revolving Credit Loan which is a Base Rate Loan to the Borrower in such amount.

(c)  If for any reason any Revolving Credit Loan cannot be requested in accordance with Section 2.02(b) above or any Swing Line Loan cannot be refinanced by such a Revolving Credit Loan, the Notice of Revolving Credit Borrowing submitted by the Swing Line Lender shall be deemed to be a request by the Swing Line Lender that each of the Bank’s fund its risk participation in the relevant Swing Line Loan and each Bank’s payment to the Administrative Agent for the account of the Swing Line Lender pursuant to Section 2.02(b) above shall be deemed payment in respect of such participation.

(d)  If any Bank fails to make available to the Administrative Agent for the account of the Swing Line Lender any amount required to be paid by such Bank pursuant to the foregoing provisions of Sections 2.02(b) or 2.02(c) by the time specified in Section 2.02(b), the Swing Line Lender shall be entitled to recover from such Bank (acting through the Administrative Agent), on demand, such amount with interest thereon for the period from the date such payment is required to the date on which such payment is immediately available to the Swing Line Lender at a rate per annum equal to the Federal Funds Effective Rate from time to time in effect. A certificate of the Swing Line Lender submitted to any Bank (through the Administrative Agent) with respect to any amounts owing under Section 2.02 shall be conclusive absent manifest error.

(e)  Each Bank’s obligation to make Revolving Loans or to purchase and fund risk participations in Swing Line Loans pursuant to this Section 2.02 shall be absolute and unconditional and shall not be affected by any circumstance, including (i) any set-off, counterclaim, recoupment, defense or other right which such Bank may have against the Swing Line Lender, the Borrower or any other Person for any reason whatsoever, (ii) the occurrence or continuance of a Default or (iii) any other occurrence, event or condition, whether or not similar to any of the foregoing; provided, however, that each Bank’s obligation to make Revolving Credit Loans pursuant to Section 2.02(b) is subject to the conditions set forth in Article III. Any such purchase of participations shall not relieve or otherwise impair the obligation of the Borrower to repay Swing Line Loans, together with interest as provided herein.

(f)  At any time after any Bank has purchased and funded a participation in a Swing Line Loan, if the Swing Line Lender receives any payment on account of such Swing Line Loan, the Swing Line Lender will distribute to such Bank its pro rata share of such payment (appropriately adjusted, in the case of interest payments, to reflect the period of time during which such Bank’s participation was outstanding and funded) in the same funds as those received by the Swing Line Lender.

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

(h)  Until each Bank funds its Revolving Credit Loan or participation pursuant to this Section 2.02 to refinance such Bank’s Revolving Credit Commitment Percentage of any Swing Line Loan, interest in respect of such pro rata share shall be solely for the account of the Swing Line Lender.

Section 2.03	Notice of Borrowings.

(a)  Notice of Revolving Credit Borrowings. The Borrower shall give the Administrative Agent notice in the form of Exhibit A attached hereto (a “Notice of Revolving Credit Borrowing”) not later than (x) 12:00 noon (Central Standard Time) on the Business Day before each Base Rate Borrowing and (y) 12:00 noon (Central Standard Time) on the third Business Day before each LIBOR Borrowing, specifying:

(i)	the date of such Borrowing, which shall be a Business Day,

(ii)	the aggregate amount of such Borrowing,

(iii)whether the Revolving Credit Loans comprising such Borrowing are to be Base Rate Loans or LIBOR Loans, and

(iv)in the case of a LIBOR Borrowing, the duration of the Interest Period applicable thereto, subject to the provisions of the definition of Interest Period.

(b)  Notice of Swing Line Borrowings. The Borrower shall give the Administrative Agent notice in the form of Exhibit B attached hereto (a “Notice of Swing Line Borrowing”) not later than (x) 12:00 noon (Central Standard Time) on the date of each Swing Line Loan, specifying:

(i)	the date of such Swing Line Loan, which shall be a Business Day, and

(ii)	the aggregate amount of such Swing Line Loan.

(c)  Conversion and Continuation of Outstanding Advances. Base Rate Borrowings shall continue as Base Rate Borrowings unless and until such Base Rate Borrowings are converted into LIBOR Loans pursuant to this Section 2.03 or are repaid in accordance with this Article II. Each LIBOR Borrowing shall continue as a LIBOR Borrowing until the end of the then applicable Interest Period therefor, at which time such LIBOR Borrowing shall be automatically converted into a Base Rate Borrowing unless (x) such LIBOR Borrowing is or was repaid in accordance with this Article II or (y) the Borrower shall have given the Administrative Agent a Conversion/Continuation Notice (as defined below) requesting that, at the end of such Interest Period, such LIBOR Borrowing continue as a LIBOR Borrowing for the same or another Interest Period. The Borrower may elect from time to time to convert all or any part of a Base Rate Borrowing into a LIBOR Borrowing, provided that the resulting Borrowings shall be in a minimum amount of $1,000,000 or any larger multiple of $500,000. The Borrower shall give the Administrative Agent irrevocable notice (a “Conversion/Continuation Notice”) of each conversion of a Base Rate Borrowing into a LIBOR Borrowing or continuation of a LIBOR Borrowing not later than 12:00 noon (Central Standard Time) at least three Business Days prior to the date of the requested conversion or continuation, specifying:

(i)	the requested date, which shall be a Business Day, of such conversion or continuation,

(ii) the aggregate amount of the Borrowing which is to be converted or continued and whether such Borrowing is a Base Rate Borrowing or a LIBOR Borrowing, and

(iii)the amount of such Borrowing which is to be converted into or continued as a LIBOR Borrowing and the duration of the Interest Period applicable thereto.

In no event shall Borrower be permitted more than seven (7) Interest Periods outstanding at any one time under this Agreement. Notwithstanding the foregoing, so long as any Default has occurred and is continuing, the Borrower shall not be permitted to continue any LIBOR Borrowing as a LIBOR Borrowing or to convert any Base Rate Borrowing into a LIBOR Borrowing.

Section 2.04	Notice to Banks; Funding of Loans.

(a)  Upon receipt of a Notice of Revolving Credit Borrowing, the Administrative Agent shall promptly notify each Bank of the contents thereof and of such Bank’s share of such Borrowing and such Notice of Revolving Credit Borrowing shall not thereafter be revocable by the Borrower.

(b)  Upon receipt of a Notice of Swing Line Borrowing, the Administrative Agent shall promptly notify the Swing Line Lender of the contents thereof and such Notice of Swing Line Borrowing shall not thereafter be revocable by the Borrower.

(c)  Not later than 2:00 p.m. (Central Standard Time) on the date of each Borrowing, each Bank therein shall (except as provided in subsection (e) of this Section) make available its share of such Borrowing, in Federal or other funds immediately available in Denver, Colorado, to the Administrative Agent at its Payment Office. Unless the Administrative Agent determines that any applicable condition specified in Article III has not been satisfied, the Administrative Agent will make the funds so received from the Banks available to the Borrower at the Administrative Agent’s aforesaid address.

(d)  Not later than 2:00 p.m. (Central Standard Time) on the date of each Swing Line Loan, the Swing Line Lender shall make available the principal amount of such Swing Line Loan, in Federal or other funds immediately available in Denver, Colorado, to the Administrative Agent at its Payment Office. Unless the Administrative Agent determines that any applicable condition specified in Article III has not been satisfied, the Administrative Agent will make the funds so received from the Swing Line Lender available to the Borrower at the Administrative Agent’s aforesaid address.

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

(f)  Unless the Administrative Agent shall have received notice from a Bank prior to the date of any Borrowing that such Bank will not make available to the Administrative Agent such Bank’s share of such Borrowing, the Administrative Agent may assume that such Bank has made such share available to the Administrative Agent on the date of such Borrowing in accordance with subsections (c) and (e) of this Section 2.04 and the Administrative Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that such Bank (“Defaulting Bank”) shall not have so made such share available to the Administrative Agent, such Defaulting Bank and the Borrower severally agree to repay to the Administrative Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Administrative Agent, at (i) in the case of the Borrower, a rate per annum equal to the interest rate applicable thereto pursuant to Section 2.07 and (ii) in the case of such Defaulting Bank, the Federal Funds Effective Rate. If a Defaulting Bank shall repay to the Administrative Agent such corresponding amount, such amount so repaid shall constitute such Defaulting Bank’s Revolving Credit Loan included in such Borrowing for purposes of this Agreement. In addition, until such amount is paid in full by the Defaulting Bank to the Administrative Agent, (a) the Defaulting Bank grants the Administrative Agent the unconditional and irrevocable right of setoff against any amounts (including, without limitation, payments of principal, interest and fees, as well as indemnity payments) received by the Administrative Agent under this Agreement for the benefit of such Defaulting Bank and (b) if such failure to pay shall continue for a period of fifteen (15) or more Business Days, the Defaulting Bank shall forfeit any right to vote on any matter that (i) the Required Banks or (ii) all of the Banks are permitted to vote for under this Agreement or any other Loan Document (and the calculation, and definition, of Required Banks shall exclude such Defaulting Bank’s interest in the Revolving Credit Commitments, the Revolving Credit Notes and the Revolving Credit Loans); provided, however, once such a failure is cured, then such Defaulting Bank shall, subsequent thereto, regain all of its voting rights under this Agreement and the other Loan Documents.

(g)  Unless the Administrative Agent shall have received notice from the Swing Line Lender prior to the date of any Swing Line Loan that the Swing Line Lender will not make available to the Administrative Agent such Swing Line Loan, the Administrative Agent may assume that the Swing Line Lender has made such share available to the Administrative Agent on the date of such Swing Line Loan in accordance with subsection (d) of this Section 2.04 and the Administrative Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that the Swing Line Lender shall not have so made such share available to the Administrative Agent, the Swing Line Lender and the Borrower severally agree to repay to the Administrative Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Administrative Agent, at (i) in the case of the Borrower, a rate per annum equal to the higher of the Federal Funds Effective Rate and the interest rate applicable thereto pursuant to Section 2.07 and (ii) in the case of the Swing Line Lender, the Federal Funds Effective Rate. If the Swing Line Lender shall repay to the Administrative Agent such corresponding amount, such amount so repaid shall constitute a Swing Line Loan for purposes of this Agreement.

Section 2.05	Notes.

(a)  The Revolving Credit Loans of each Bank shall be evidenced by a single Revolving Credit Note substantially in the form of Exhibit C hereto payable to the order of such Bank for the account of its Applicable Lending Office in an amount equal to the amount of such Bank’s Revolving Credit Commitment.

(b)  The Swing Line Loans shall be evidenced by a single Swing Line Note substantially in the form of Exhibit D hereto payable to the order of the Swing Line Lender for the account of its Applicable Lending Office in an amount equal to the amount of the Swing Line Commitment.

(c)  Upon receipt of each Bank’s Revolving Credit Note pursuant to Section 3.01(b), the Administrative Agent shall deliver such Revolving Credit Note to such Bank. Each Bank shall record in its books and records the date, amount, type and Interest Period (if any) of each Revolving Credit Loan made by it and the date and amount of each payment of principal and/or interest made by the Borrower with respect thereto; provided that the obligation of the Borrower to repay each Revolving Credit Loan shall be absolute and unconditional, notwithstanding any failure of such Bank to make any such recordation or any mistake by such Bank in connection with any such recordation. The books and records of each Bank showing the account between such Bank and the Borrower shall be prima facie evidence of the items set forth therein in the absence of manifest error.

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

Section 2.06	Payment of Obligations.

(a)  Each Revolving Credit Loan shall mature, and the principal amount thereof shall be due and payable, on the Termination Date.

(b)  Each Swing Line Loan shall mature, and the principal amount thereof shall be due and payable, on the earlier of (i) the date which is ten (10) Business Days after the date of such Swing Line Loan or (ii) the Termination Date.

(c)  All other Obligations, to the extent not theretofore paid, shall be due and payable in full on the Termination Date.

Section 2.07	Interest Rates.

(a)  So long as no Event of Default has occurred and is continuing, each Base Rate Loan shall bear interest on the outstanding principal amount thereof, for each day from the date such Revolving Credit Loan is made until it becomes due, at a rate per annum equal to the Base Rate for such day. So long as any Event of Default has occurred and is continuing, each Base Rate Loan shall bear interest on the outstanding principal amount thereof, for each day from the date such Revolving Credit Loan is made until it becomes due, at a rate per annum equal to the sum of 2% plus the Base Rate for such day. Such interest shall be due and payable quarterly in arrears on the last Business Day of each calendar quarter and at the maturity of the Revolving Credit Notes (whether by reason of acceleration or otherwise). Any overdue principal of or interest on any Base Rate Loan shall bear interest, due and payable on demand, for each day from and including the date payment thereof was due to but excluding the date of actual payment at a rate per annum equal to the sum of 2% plus the Base Rate for such day.

(b)  So long as no Event of Default has occurred and is continuing, each LIBOR Loan shall bear interest on the outstanding principal amount thereof, for each Interest Period applicable thereto, at a rate per annum equal to the applicable LIBOR Rate. So long as any Event of Default has occurred and is continuing, each LIBOR Loan shall bear interest on the outstanding principal amount thereof, for each Interest Period applicable thereto, at a rate per annum equal to the sum of 2% plus the higher of (i) the Base Rate for such day and (ii) the applicable LIBOR Rate. Such interest shall be due and payable for each Interest Period on the last day thereof and, if such Interest Period is longer than three (3) months, at intervals of three (3) months after the first day thereof, and at the maturity of the Revolving Credit Notes (whether by reason of acceleration or otherwise). Any overdue principal of or interest on any LIBOR Loan shall bear interest, due and payable on demand, for each day from and including the date payment thereof was due to but excluding the date of actual payment, at a rate per annum equal to the sum of 2% plus the higher of (i) the Base Rate for such day and (ii) the applicable LIBOR Rate.

(c)  So long as no Event of Default has occurred and is continuing, each Swing Line Loan shall bear interest on the outstanding principal amount thereof, for each day from the date such Swing Line Loan is made until it becomes due, at a rate per annum equal to the overnight LIBOR rate for such day, as determined by the Administrative Agent, plus the Applicable LIBOR Margin. So long as any Event of Default has occurred and is continuing, each Swing Line Loan shall bear interest on the outstanding principal amount thereof, for each day from the date such Swing Line Loan is made until it becomes due, at a rate per annum equal to the sum of 2% plus the Base Rate for such day. Such interest shall be due and payable quarterly in arrears on the last Business Day of each calendar quarter and at the maturity of the Swing Line Note (whether by reason of acceleration or otherwise). Any overdue principal of or interest on any Swing Line Loan shall bear interest, due and payable on demand, from and including the date payment thereof was due to but excluding the date of actual payment at a rate per annum equal to the sum of 2% plus the Base Rate for such day.

(d)  The Administrative Agent shall determine each interest rate applicable to the Loans hereunder. The Administrative Agent shall give prompt notice to the Borrower, the Banks and the Swing Line Lender by e-mail or facsimile of each rate of interest so determined, and its determination thereof shall be conclusive in the absence of manifest error.

Section 2.08	Loan Fees.

(a)  Commitment Fee. From and including the Effective Date to but excluding the Termination Date, the Borrower shall pay to the Administrative Agent for the account of each Bank a nonrefundable commitment fee on the unused portion of the Revolving Credit Commitment of such Bank (determined for each Bank by subtracting such Bank’s Revolving Credit Loans and such Bank’s Revolving Credit Commitment Percentage of the Letter of Credit Obligations from such Bank’s Revolving Credit Commitment) at the Applicable Commitment Fee Rate. Said commitment fee shall be (i) calculated on a daily basis and (ii) due and payable quarterly in arrears on the last Business Day of each calendar quarter during the Credit Availability Period and on the Termination Date.

(b)  Administrative Agent’s Fees. The Borrower shall pay to the Administrative Agent, for its own account, as and when due the agent and other fees set forth in the Agent Fee Letter.

(c)  Upfront Fees. The Borrower shall pay to the Administrative Agent, for the account of the Banks, as and when due the upfront fees set forth in the Upfront Fee Letter.

Section 2.09	Optional Termination or Reduction of, or Increase in, the Revolving Credit Commitments.

(a)  The Borrower may, upon at least ten (10) Business Days’ notice to the Administrative Agent, terminate the Revolving Credit Commitments at any time, if no Loans or Letter of Credit Obligations are outstanding at such time. Any such termination shall be permanent and shall also automatically terminate the Swing Line Commitment.

(b)  The Borrower may, upon at least ten (10) Business Days’ notice to the Administrative Agent, ratably reduce from time to time by an aggregate amount of $10,000,000 or any larger multiple of $1,000,000, the aggregate amount of the Revolving Credit Commitments in excess of the aggregate outstanding principal amount of the Loans and Letter of Credit Obligations. Each such reduction shall be permanent.

(c)  So long as no Default shall have occurred and be continuing, the Borrower shall have the right from time to time upon not less than thirty (30) days’ prior written notice to the Administrative Agent to increase the Revolving Credit Commitments; provided that (i) no Bank shall have any obligation to increase its Revolving Credit Commitment, (ii) the Borrower shall only be permitted to request such an increase on three (3) separate occasions, (iii) each such requested increase shall be in a minimum principal amount of $10,000,000, (iv) in no event shall the Revolving Credit Commitments be increased to an aggregate amount greater than $200,000,000 and (v) contemporaneously with requesting each such increase, the Borrower certifies to the Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer and each Bank in writing that immediately before and immediately after giving effect to such increase, (A) the Borrower is in compliance with all of the terms, provisions, covenants and conditions contained in this Agreement and the other Loan Documents and (B) no Default has occurred and is continuing; and provided further that:

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

(B) any increase in the Revolving Credit Commitments which is accomplished by addition of a new Bank under this Agreement shall be accomplished as follows: (1) such new Bank shall be subject to the consent of the Administrative Agent and the Borrower, which consent shall not be unreasonably withheld, (2) this Agreement will be amended by the Borrower, the Administrative Agent and such new Bank (but without any requirement that the consent of the Swing Line Lender, the Letter of Credit Issuer or any other Banks be obtained) to reflect the addition of such new Bank as a Bank hereunder, (3) the Administrative Agent will deliver an updated Schedule 1.01 to the Borrower, the Swing Line Lender, the Letter of Credit Issuer and each of the Banks reflecting the revised Revolving Credit Commitments and Revolving Credit Commitment Percentages of each of the Banks, (4) the outstanding Revolving Credit Loans and Revolving Credit Commitment Percentages of Letter of Credit Obligations will be reallocated on the effective date of such increase among the Banks in accordance with their revised Revolving Credit Commitment Percentages (and the Banks agree to make all payments and adjustments necessary to effect the reallocation and the Borrower shall pay any and all costs required pursuant to Section 2.13 in connection with such reallocation as if such reallocation were a repayment) and (5) the Borrower will deliver a Revolving Credit Note to such new Bank; and

(C) notwithstanding anything to the contrary contained in this Agreement, upon any voluntary termination of the Revolving Credit Commitments pursuant to Section 2.09(a) or any voluntary reduction of the Revolving Credit Commitments pursuant to Section 2.09(b), the Borrower shall no longer have the option to request an increase in the Revolving Credit Commitments pursuant to this Section 2.09(c).

Section 2.10      Mandatory Termination of Commitments. The Revolving Credit Commitments and the Swing Line Commitment shall terminate on the Termination Date, and any Loans then outstanding (together with accrued interest thereon) and all accrued and unpaid fees under this Agreement shall be due and payable on such date.

Section 2.11	Prepayments.

(a)  The Borrower may, (i) upon at least one (1) Business Day’s notice to the Administrative Agent, prepay any Base Rate Borrowing and (ii) upon at least three (3) Business Days’ notice to the Administrative Agent, prepay, subject to Section 2.13, any LIBOR Borrowing, in whole at any time, or from time to time in part in amounts aggregating $1,000,000 or any larger multiple of $500,000, by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment. Each such optional prepayment shall be applied to prepay ratably the Revolving Credit Loans of the several Banks included in such Borrowing. Upon receipt of a notice of prepayment pursuant to this Section, the Administrative Agent shall promptly notify each Bank of the contents thereof and of such Bank’s ratable share (if any) of such prepayment and such notice shall not thereafter be revocable by the Borrower.

(b)  The Borrower may prepay any Swing Line Loans in whole at any time, or from time to time in part in amounts aggregating $250,000 or any larger multiple of $50,000 by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment.

Section 2.12	General Provisions as to Payments.

(a)  The Borrower shall make each payment of principal of, and interest on, the Loans and of fees hereunder, not later than 12:00 noon (Central Standard Time) on the date when due, in Federal or other funds immediately available in Denver, Colorado, to the Administrative Agent at its Payment Office and without setoff or counterclaim and free and clear of and without deduction for any taxes, levies, impost, duties, charges, fees, deductions, withholding, compulsory loans, restrictions or conditions of any nature now or hereafter imposed or levied by any jurisdiction or any political subdivision thereof or taxing or other authority therein unless the Borrower is required by law to make such deduction or withholding.. The Administrative Agent will promptly distribute to each Bank and the Swing Line Lender its ratable share (if any) of each such payment received by the Administrative Agent for the account of the Banks and/or the Swing Line Lender. Whenever any payment of principal of, or interest on, the Base Rate Loans or the Swing Line Loans or of fees shall be due on a day which is not a Business Day, the date for payment thereof shall be extended to the next succeeding Business Day. Whenever any payment of principal of, or interest on, the LIBOR Loans shall be due on a day which is not a Business Day, the date for payment thereof shall be extended to the next succeeding Business Day unless such Business Day falls in another calendar month, in which case the date for payment thereof shall be the next preceding Business Day. If the date for any payment of principal is extended by operation of law or otherwise, interest thereon shall be payable for such extended time.

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

Section 2.13      Funding Losses. If the Borrower makes any payment of principal with respect to any LIBOR Loan or any LIBOR Loan is converted to a different type of Loan (pursuant to Article II, VI or VIII or otherwise) on any day other than the last day of the Interest Period applicable thereto, or if the Borrower fails to borrow any LIBOR Loans after notice has been given to any Bank in accordance with Section 2.04(a), or fails to borrow, prepay, convert or continue any LIBOR Loan after notice has been given to any Bank in accordance with Section 2.03, 2.04(a) or 2.11(a), or Article VIII, the Borrower shall reimburse each Bank within fifteen (15) days after demand for any resulting loss or expense incurred by it (or by an existing or prospective Participant in the related Loan), including (without limitation) any loss incurred in obtaining, liquidating or employing deposits from third parties and any loss of margin for the period after any such payment, conversion or failure to borrow; provided that such Bank shall have delivered to the Borrower a certificate explaining in reasonable detail the amount of such loss or expense, which certificate shall be conclusive in the absence of manifest error.

Section 2.14      Computation of Interest and Fees. All interest and fees hereunder (other than interest on Base Rate Loans) shall be computed on the basis of a year of 360 days and paid for the actual number of days elapsed (including the first day but excluding the last day). All interest on Base Rate Loans hereunder (to the extent computed with reference to the Federal Funds Effective Rate) shall be computed on the basis of a year of 360 days and paid for the actual number of days elapsed (including the first day but excluding the last day). All interest on Base Rate Loans hereunder (to the extent computed with reference to the Prime Rate) shall be computed on the basis of a year of 365/366 days and paid for the actual number of days elapsed (including the first day but excluding the last day).

Section 2.15	Withholding Tax Exemption.

(a)  At least five (5) Business Days prior to the first date on which interest or fees are payable hereunder for the account of any Bank, each Bank that is not incorporated under the laws of the United States of America or a state thereof agrees that it will deliver to each of the Borrower and the Administrative Agent two duly completed copies of United States Internal Revenue Service Form W-8BEN or W-8ECI (or successor forms), certifying in either case that such Bank is entitled to receive payments under this Agreement and the Notes without deduction or withholding of any United States federal income taxes. Each Bank which so delivers a Form W-8BEN or W-8ECI (or successor forms) further undertakes to deliver to each of the Borrower and the Administrative Agent two additional copies of such forms (or successor forms) on or before the date that such form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Borrower or the Administrative Agent, in each case certifying that such Bank is entitled to receive payments under this Agreement and the Notes without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Bank from duly completing and delivering any such form with respect to it and such Bank advises the Borrower and the Administrative Agent that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.

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

(a)  Issuance of Letters of Credit. During the Credit Availability Period, the Letter of Credit Issuer agrees, upon the terms and conditions set forth in this Agreement, to issue at the request upon the application of the Borrower and for the account of the Borrower or a Subsidiary, one or more standby letters of credit (“Letters of Credit”); provided, however, that the Letter of Credit Issuer shall not be under any obligation to issue, and shall not issue, any Letter of Credit if: (i) any order, judgment or decree of any Governmental Authority with jurisdiction over the Letter of Credit Issuer shall purport by its terms to enjoin or restrain such Letter of Credit Issuer from issuing such Letter of Credit, or any law or governmental rule, regulation, policy, guideline or directive (whether or not having the force of law) from any Governmental Authority with jurisdiction over the Letter of Credit Issuer shall prohibit, or request that the Letter of Credit Issuer refrain from, the issuance of Letters of Credit in particular or shall impose upon the Letter of Credit Issuer with respect to any Letter of Credit any restriction or reserve or capital requirement (for which the Letter of Credit Issuer is not otherwise compensated) or any unreimbursed loss, cost or expense which was not applicable, in effect and known to the Letter of Credit Issuer as of the date of this Agreement and which the Letter of Credit Issuer in good faith deems material to it (the Letter of Credit Issuer shall promptly notify the Borrower of any event which, in the judgment of the Letter of Credit Issuer, would preclude the issuance of a Letter of Credit pursuant to this clause (i)); (ii) one or more of the conditions to such issuance contained in Section 3.04 is not then satisfied; or (iii) after giving effect to such issuance, the aggregate outstanding amount of the Letter of Credit Obligations would exceed the Letter of Credit Sublimit.

In no event shall:

(i)  the aggregate amount of the Letter of Credit Obligations at any time exceed the Letter of Credit Sublimit at such time;

(ii) the Total Outstandings at any time exceed the aggregate amount of the Revolving Credit Commitments at such time; or

(iii)the expiration date of any Letter of Credit (including, without limitation, Letters of Credit issued with an automatic “evergreen” provision providing for renewal absent advance notice by the Borrower or the Letter of Credit Issuer), or the date for payment of any draft presented thereunder and accepted by the Letter of Credit Issuer, be later than the Letter of Credit Expiry Date.

(b)  Participating Interests. Immediately upon the issuance by the Letter of Credit Issuer of a Letter of Credit in accordance with Section 2.16(d) (and on the Effective Date with respect to the Existing Letters of Credit), each Bank shall be deemed to have irrevocably and unconditionally purchased and received from the Letter of Credit Issuer, without recourse, representation or warranty, an undivided participation interest equal to its Revolving Credit Commitment Percentage of the face amount of such Letter of Credit and each draw paid by the Letter of Credit Issuer thereunder. Each Bank’s obligation to pay its proportionate share of all draws under the Letters of Credit, absent gross negligence or willful misconduct by the Letter of Credit Issuer in honoring any such draw, shall be absolute, unconditional and irrevocable and in each case shall be made without counterclaim or set-off by such Bank.

(c)	Letter of Credit Reimbursement Obligations.

(i)  The Borrower agrees to pay to the Letter of Credit Issuer (A) on each date that any amount is drawn under each Letter of Credit a sum (and interest on such sum as provided in clause (B) below) equal to the amount so drawn plus all other charges and expenses with respect thereto specified in Section 2.16(f) or in the applicable Reimbursement Agreement and (B) interest on any and all amounts remaining unpaid under this Section 2.16(c) until payment in full at the Base Rate plus 2.00% per annum. The Borrower agrees to pay to the Letter of Credit Issuer the amount of all Reimbursement Obligations owing in respect of any Letter of Credit immediately when due, under all circumstances, including, without limitation, any of the following circumstances: (A) any lack of validity or enforceability of this Agreement or any agreement, document or instrument executed pursuant hereto; (B) the existence of any claim, set-off, defense or other right which the Borrower may have at any time against a beneficiary named in a Letter of Credit, any transferee of any Letter of Credit (or any Person for whom any such transferee may be acting), any Bank or any other Person, whether in connection with this Agreement, any Letter of Credit, the transactions contemplated herein or any unrelated transactions (including any underlying transaction between the Borrower and the beneficiary named in any Letter of Credit); (C) the validity, sufficiency or genuineness of any document which the Letter of Credit Issuer has determined in good faith and in accordance with its customary business practices complies on its face with the terms of the applicable Letter of Credit, even if such document should later prove to have been forged, fraudulent, invalid or insufficient in any respect or any statement therein shall have been untrue or inaccurate in any respect; or (D) the surrender or material impairment of any security for the performance or observance of any of the terms hereof.

(ii) Notwithstanding any provisions to the contrary in any Reimbursement Agreement, the Borrower agrees to reimburse the Letter of Credit Issuer for amounts which the Letter of Credit Issuer pays under such Letter of Credit no later than the time specified in this Agreement. If the Borrower does not pay any such Reimbursement Obligations when due, the Borrower shall be deemed to have immediately requested that the Banks make a Revolving Credit Loan which is Base Rate Loan under this Agreement in a principal amount equal to such unreimbursed Reimbursement Obligations. The Administrative Agent shall promptly notify the Banks of such deemed request and, without the necessity of compliance with the requirements of Sections 2.03 or 2.04, each Bank shall make available to the Administrative Agent its Revolving Credit Loan in the manner prescribed for Revolving Credit Loans. The proceeds of such Revolving Credit Loans shall be paid over by the Administrative Agent to the Letter of Credit Issuer for the account of the Borrower in satisfaction of such unreimbursed Reimbursement Obligations, which shall thereupon be deemed satisfied by the proceeds of, and replaced by, such Revolving Credit Loan.

(iii)If the Letter of Credit Issuer makes a payment on account of any Letter of Credit and is not concurrently reimbursed therefore by the Borrower and if for any reason a Revolving Credit Loan may not be made pursuant to subsection 2.16(c)(ii), then as promptly as practical during normal banking hours on the date of its receipt of such notice or, if not practicable on such date, not later than 2:00 p.m. (Central Standard Time) on the Business Day immediately succeeding such date of notification, each Bank shall deliver to the Administrative Agent for the account of the Letter of Credit Issuer, in immediately available funds, the purchase price for such Bank’s interest in such unreimbursed Reimbursement Obligations, which shall be an amount equal to such Bank’s Revolving Credit Commitment Percentage of such payment. Each Bank shall, upon demand by the Letter of Credit Issuer, pay the Letter of Credit Issuer interest on such Bank’s pro-rata share of such draw from the date of payment by the Letter of Credit Issuer on account of such Letter of Credit until the date of delivery of such funds to the Letter of Credit Issuer by such Bank at a rate per annum, computed for actual days elapsed based on a 360-day year, equal to the Federal Funds Effective Rate for such period; provided, that such payments shall be made by the Banks only in the event and to the extent that the Letter of Credit Issuer is not reimbursed in full by the Borrower for interest on the amount of any draw on the Letters of Credit.

(iv)At any time after the Letter of Credit Issuer has made a payment on account of any Letter of Credit and has received from any other Bank such Bank’s pro-rata share of such payment, such Letter of Credit Issuer shall, forthwith upon its receipt of any reimbursement (in whole or in part) by the Borrower for such payment, or of any other amount from the Borrower or any other Person in respect of such payment (including, without limitation, any payment of interest or penalty fees and any payment under any collateral account agreement of the Borrower but excluding any transfer of funds from any other Bank pursuant to Sections 2.16(c)(ii) or 2.16(c)(iii), transfer to such other Bank such other Bank’s ratable share of such reimbursement or other amount; provided, that interest shall accrue for the benefit of such Bank from the time such Letter of Credit Issuer has made a payment on account of any Letter of Credit; provided, further, that in the event that the receipt by the Letter of Credit Issuer of such reimbursement or other amount is found to have been a transfer in fraud of creditors or a preferential payment under the United States Bankruptcy Code or is otherwise required to be returned, such Bank shall promptly return to the Letter of Credit Issuer any portion thereof previously transferred by the Letter of Credit Issuer to such Bank, but without interest to the extent that interest is not payable by the Letter of Credit Issuer in connection therewith.

(d)  Procedure for Issuance. Prior to the issuance of each Letter of Credit, and as a condition of such issuance, the Borrower shall deliver to the Letter of Credit Issuer (with a copy to the Administrative Agent) a Reimbursement Agreement signed by the Borrower, together with such other documents or items as may be required pursuant to the terms thereof, and the proposed form and content of such Letter of Credit shall be reasonably satisfactory to the Letter of Credit Issuer. Each Letter of Credit shall be issued no earlier than two (2) Business Days after delivery of the foregoing documents, which delivery may be by the Borrower to the Letter of Credit Issuer by facsimile transmission, telex or other electronic means followed by delivery of executed originals within five (5) days thereafter. The documents so delivered shall be in compliance with the requirements set forth in subsection 2.16(a), and shall specify therein (i) the stated amount of the Letter of Credit requested, (ii) the effective date of issuance of such requested Letter of Credit, which shall be a Business Day, (iii) the date on which such requested Letter of Credit is to expire, (iv) the entity for whose benefit the requested Letter of Credit is to be issued, which shall be either Borrower or a Subsidiary and (v) the aggregate amount of Letter of Credit Obligations which are outstanding and which will be outstanding after giving effect to the requested Letter of Credit issuance. The delivery of the foregoing documents and information shall constitute an “Issuance Request” for purposes of this Agreement. Subject to the terms and conditions of Section 2.16(a) and provided that the applicable conditions set forth in Section 3.04 hereof have been satisfied, the Letter of Credit Issuer shall, on the requested date, issue a Letter of Credit on behalf of the Borrower in accordance with the Letter of Credit Issuer’s usual and customary business practices. In addition, any amendment of an existing Letter of Credit shall be deemed to be an issuance of a new Letter of Credit and shall be subject to the requirements set forth above. The Letter of Credit Issuer shall give the Administrative Agent prompt written notice of the issuance of any Letter of Credit.

(e)	Nature of the Banks’ Obligations.

(i)  As between the Borrower and the Banks, the Borrower assumes all risks of the acts and omissions of, or misuse of the Letters of Credit by, the respective beneficiaries of the Letters of Credit. In furtherance and not in limitation of the foregoing, the Banks shall not be responsible for (A) the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for an issuance of a Letter of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (B) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign a Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (C) the failure of the beneficiary of a Letter of Credit to comply fully with conditions required to be satisfied by any Person other than the Letter of Credit Issuer in order to draw upon such Letter of Credit (other than a failure to satisfy documentary conditions to drawing where payment of the Letter of Credit despite such failure would constitute gross negligence or willful misconduct of the Letter of Credit Issuer); (D) errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, facsimile transmission, telex or otherwise; (E) the misapplication by the beneficiary of a Letter of Credit of the proceeds of any drawing under such Letter of Credit; or (F) any consequences arising from causes beyond control of the Letter of Credit Issuer.

(ii) In furtherance and extension and not in limitation of the specific provisions hereinabove set forth (including in subsection 2.16(c)(i)), any action taken or omitted by the Letter of Credit Issuer under or in connection with the Letters of Credit or any related certificates, if taken or omitted in good faith, shall not put the Administrative Agent or any Bank under any resulting liability to the Borrower or relieve the Borrower of any of its obligations hereunder to the Letter of Credit Issuer or any such Person.

(f)  Letter of Credit Fees. The Borrower hereby agrees to pay letter of credit fees with respect to each Letter of Credit from and including the date of issuance thereof until the date such Letter of Credit is fully drawn, canceled or expired, (a) for the account of the Letter of Credit Issuer, an issuance fee equal to the lesser of (i) .10% of the initial face amount of such Letter of Credit or (ii) $2,000, payable on the date of issuance and on each anniversary date of the date of issuance (provided, however, that such issuance fees shall only be payable with respect to a Letter of Credit if, immediately prior to the issuance of such Letter of Credit, at least ten (10) other Letters of Credit are already outstanding) and (b) for the ratable account of the Banks, a per annum percentage of the aggregate amount from time to time available to be drawn on such Letter of Credit equal to (i) so long as no Event of Default has occurred and is continuing, the Applicable LIBOR Margin from time to time in effect and (ii) so long as any Event of Default has occurred and is continuing, 2% over and above the Applicable LIBOR Margin from time to time in effect, payable quarterly in arrears on the last Business Day of each calendar quarter during the term of such Letter of Credit and upon the expiration, cancellation or utilization in full of such Letter of Credit. In addition to the foregoing, the Borrower agrees to pay the Letter of Credit Issuer any other administrative fees customarily charged by it in respect of Letters of Credit issued by it to the extent such administrative fees are previously disclosed to the Borrower by the Letter of Credit Issuer prior to the issuance of a Letter of Credit.

(g)  Conflict with Reimbursement Agreement. In the event of any conflict between the terms of this Agreement and the terms of any Reimbursement Agreement, the terms of this Agreement shall govern and control.

(h)  Existing Letters of Credit. Notwithstanding any provision contained in this Agreement to the contrary, (i) all references in this Agreement to Letters of Credit shall include the irrevocable standby letters of credit listed on Schedule 2.16 attached hereto which have heretofore been issued by the Letter of Credit Issuer for the account of the Borrower (the "Existing Letters of Credit") and (ii) all references in this Agreement to the Reimbursement Agreements shall include the applications and/or agreements for irrevocable standby letters of credit heretofore executed by the Borrower in favor of the Letter of Credit Issuer in connection with any of the Existing Letters of Credit.

ARTICLE III

CONDITIONS

Section 3.01      Effectiveness. This Agreement shall become effective on the date that each of the following conditions shall have been satisfied (or waived in accordance with Section 9.05):

(a)  receipt by the Administrative Agent of counterparts hereof signed in number sufficient for each party by each of the parties hereto (or, in the case of any party as to which an executed counterpart shall not have been received, receipt by the Administrative Agent in form satisfactory to it of facsimile or other written confirmation from such party of execution of a counterpart hereof by such party);

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

(d)  receipt by the Administrative Agent of an opinion of Greensfelder, Hemker & Gale, P.C., counsel for the Borrower, substantially in the form of Exhibit E hereto and covering such additional matters relating to the transactions contemplated hereby as the Administrative Agent or the Required Banks may reasonably request;

(e)	receipt by the Administrative Agent of all fees payable on or prior to the Effective Date;

(f)  receipt by the Administrative Agent of all documents it may reasonably request relating to the corporate existence of the Borrower and the corporate authority for and the validity of this Agreement and the Notes, all in form and substance satisfactory to the Administrative Agent;

(g)  a letter of direction from Borrower with respect to the disbursement of the proceeds of the initial Loan(s) under this Agreement;

(h)  evidence satisfactory to the Administrative Agent that the Existing Credit Agreement has been paid in full (or will be paid in full with the proceeds of the initial Loan(s) under this Agreement) and terminated; and

(i)   evidence satisfactory to the Administrative Agent that since December 31, 2004, there has been no change or event that has caused a Material Adverse Effect;

provided that this Agreement shall not become effective or be binding on any party hereto unless all of the foregoing conditions are satisfied not later than July 31, 2005. The Administrative Agent shall promptly notify the Borrower and the Banks of the Effective Date, and such notice shall be conclusive and binding on all parties hereto.

Section 3.02      Revolving Credit Loan. The obligation of any Bank to make a Revolving Credit Loan on the occasion of any Borrowing is subject to the satisfaction of the following conditions:

(a)  the fact that, immediately after giving effect to such Revolving Credit Loan, the Total Outstandings will not exceed the aggregate amount of the Revolving Credit Commitments;

(b)  the fact that, immediately before and immediately after giving effect to such Revolving Credit Loan, no Default shall have occurred and be continuing;

(c)  the fact that each of the representations and warranties made by the Borrower in this Agreement and/or in any other Loan Document shall be true and correct in all material respects on and as of the date of such Borrowing as if made on and as of the date of such Borrowing (and for purposes of this Section 3.02(c), the representations and warranties made by the

Borrower in Sections 4.04(a) and 4.04(b) shall be deemed to refer to the most recent financial statements of the Borrower delivered to the Administrative Agent and the Banks pursuant to Section 5.01); and

(d)  the fact that since December 31, 2004, there has been no change or event that has caused a Material Adverse Effect.

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

(b)  the fact that, immediately before and immediately after giving effect to such Swing Line Loan, no Default shall have occurred and be continuing; and

(c)  the fact that each of the representations and warranties made by the Borrower in this Agreement and/or in any other Loan Document shall be true in all material respects on and as of the date of such Swing Line Loan as if made on and as of the date of such Swing Line Loan (and for purposes of this Section 3.03(c), the representations and warranties made by the Borrower in Sections 4.04(a) and 4.04(b) shall be deemed to refer to the most recent financial statements of the Borrower delivered to the Administrative Agent and the Banks pursuant to Section 5.01); and

(d)  the fact that since December 31, 2004, there has been no change or event that has caused a Material Adverse Effect.

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

Section 3.04      Letters of Credit. The obligation of the Letter of Credit Issuer to issue, amend or extend a Letter of Credit is subject to the satisfaction of the following conditions:

(a)  the fact that, immediately after giving effect to such Letter of Credit, (i) the Total Outstandings will not exceed the aggregate amount of the Revolving Credit Commitments and (ii) the Letter of Credit Obligations will not exceed the amount of the Letter of Credit Sublimit;

(b)  the fact that, immediately before and immediately after giving effect to such Letter of Credit, no Default shall have occurred and be continuing;

(c)  the fact that each of the representations and warranties made by the Borrower and/or any Subsidiary in this Agreement and/or in any other Loan Document shall be true and correct in all material respects on and as of the date of the issuance of such Letter of Credit as if made on and as of the date of the issuance of such Letter of Credit (and for purposes of this Section 3.04(c), the representations and warranties made by the Borrower in Sections 4.04(a) and 4.04(b) shall be deemed to refer to the most recent financial statements of the Borrower delivered to the Administrative Agent and the Banks pursuant to Section 5.01); and

(d)  the fact that since December 31, 2004, there has been no change or event that has caused a Material Adverse Effect.

The issuance of an Issuance Request by the Borrower shall be deemed to be a representation and warranty by the Borrower on the date of the issuance of the applicable Letter of Credit as to the facts specified in clauses (a), (b), (c) and (d) of this Section 3.04.

ARTICLE IV

REPRESENTATIONS AND WARRANTIES

The Borrower represents and warrants that:

Section 4.01      Corporate Existence and Power. The Borrower (a) is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Missouri, (b) has all corporate powers required to carry on its business as now conducted and (c) has all governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted, except where the failure to have such governmental licenses, authorizations, consents or approvals could not reasonably be expected to have a Material Adverse Effect.

Section 4.02      Corporate and Governmental Authorization; No Contravention. The execution, delivery and performance by the Borrower of this Agreement, the Notes and the Reimbursement Agreements are within the Borrower’s corporate powers, have been duly authorized by all necessary corporate action, require no action by or in respect of, or filing with, any governmental body, agency or official, except for such filings, if any, required to be filed with the Securities and Exchange Commission or any state securities regulatory authority as a result of the execution of this Agreement, and do not contravene, or constitute a default under, any provision of applicable law or regulation or of the articles of incorporation or by-laws of the Borrower or of any judgment, injunction, order or decree, or of any material agreement or other material instrument binding upon the Borrower or result in the creation or imposition of any Lien on any material asset of the Borrower or any of its Subsidiaries.

Section 4.03      Binding Effect. This Agreement constitutes a valid and binding agreement of the Borrower, and the Notes and Reimbursement Agreements, when executed and delivered in accordance with this Agreement, will constitute valid and binding obligations of the Borrower, in each case enforceable against the Borrower in accordance with their respective terms.

Section 4.04	Financial Information.

(a)  The audited consolidated balance sheets of the Borrower and its Subsidiaries as of December 31, 2004, and the related consolidated statements of earnings, cash flows and shareholders’ equity for the Fiscal Year then ended, set forth in the Borrower’s annual report on Form 10-K, a copy of which annual report has been delivered to each of the Banks, fairly present, in conformity with GAAP, the consolidated financial position of the Borrower and its Subsidiaries as of such date and their consolidated results of operations and cash flows for such Fiscal Year.

(b)  The unaudited consolidated balance sheets of the Borrower and its Subsidiaries as of March 31, 2005, and the related unaudited consolidated statements of earnings, cash flows and shareholders’ equity for the Fiscal Quarter then ended, set forth in the Borrower’s quarterly report on Form 10-Q, a copy of which annual report has been delivered to each of the Banks, fairly present, in conformity with GAAP, the consolidated financial position of the Borrower and its Subsidiaries as of such date and their consolidated results of operations and cash flows for such Fiscal Quarter.

(c)  Since December 31, 2004, there has been no material adverse change in the business, financial position or results of operations of the Borrower and its Subsidiaries, considered as a whole.

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

Section 4.06      Compliance with ERISA. Each member of the ERISA Group has fulfilled its obligations under the minimum funding standards of ERISA and the Internal Revenue Code with respect to each Plan and is in compliance in all material respects with the presently applicable provisions of ERISA and the Internal Revenue Code with respect to each Plan. Except as described on Schedule 4.06 attached hereto, no member of the ERISA Group has (a) sought a waiver of the minimum funding standard under Section 412 of the Internal Revenue Code in respect of any Plan, (b) failed to make any contribution or payment to any Plan or Multiemployer Plan or in respect of any Benefit Arrangement, or made any amendment to any Plan or Benefit Arrangement, which has resulted or could result in the imposition of a Lien or the posting of a bond or other security under ERISA or the Internal Revenue Code or (c) incurred any liability under Title IV of ERISA other than a liability to the PBGC for premiums under Section 4007 of ERISA.

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

Section 4.09      Subsidiaries. Schedule 4.09 attached hereto contains an accurate list of all of the Borrower’s Subsidiaries as of the Effective Date, setting forth their respective jurisdictions of incorporation or organization and the percentage of their stock, partnership interests, membership interests or other ownership interests owned by the Borrower or other Subsidiaries. Each of the Borrower’s Subsidiaries is a corporation, partnership, limited liability company or other entity duly incorporated or organized, validly existing and in good standing under the laws of its jurisdiction of incorporation or organization, and has all corporate, partnership, limited liability company or other powers and all governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted, except where the failure to have such governmental licenses, authorizations, consents and approvals could not reasonably be expected to have a Material Adverse Effect.

Section 4.10      Full Disclosure. All information heretofore furnished in writing by the Borrower to the Administrative Agent or any Bank for purposes of or in connection with this Agreement or any transaction contemplated hereby is, and all such information hereafter furnished in writing by the Borrower to the Administrative Agent or any Bank will be, true, correct and complete in all material respects on the date as of which such information is stated or certified. The Borrower has disclosed to the Administrative Agent and the Banks in writing any and all facts which have or could reasonably be expected to have a Material Adverse Effect.

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

Section 4.13      Regulation U. The Borrower is not engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U) and no part of the proceeds of any Loan will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately (a) to purchase or carry margin stock or to extend credit to others for the purpose of purchasing or carrying margin stock, or to refund or repay indebtedness originally incurred for such purpose or (b) for any purpose which entails a violation of, or which is inconsistent with, the provisions of any of the Regulations of The Board of Governors of the Federal Reserve System, including, without limitation, Regulations U, T or X thereof, as amended. If requested by the Administrative Agent, the Borrower shall furnish to the Administrative Agent a statement in conformity with the requirements of Federal Reserve Form U-1 referred to in Regulation U.

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

Section 4.15      No Default. No Default under this Agreement has occurred and is continuing. There is no existing default or event of default under or with respect to any indenture, contract, agreement, lease or other instrument to which the Borrower or any Subsidiary is a party or by which any property or assets of the Borrower or any Subsidiary is bound or affected, a default under which could reasonably be expected to have a Material Adverse Effect.

Section 4.16      Licenses, Permits, etc. The Borrower and each Subsidiary possesses all necessary patents, patent rights, trademarks, trademark rights, trade names, trade name rights, copyrights, licenses and other intellectual property rights to conduct its business without conflict with any patent, patent right, trademark, trademark right, trade name, copyright, license or other intellectual property rights of any other Person, except where the failure to possess such intellectual property rights or any such conflict with the intellectual property rights of any other Person could not reasonably be expected to have a Material Adverse Effect. To the best knowledge of the Borrower, (a) no product of the Borrower infringes in any material respect any patent, patent right, trademark, trademark right, trade name, trade name right, copyright, license and/or other intellectual property right of any other Person and (b) there is no material violation by any Person of any right of the Borrower or any Subsidiary with respect to any patent, patent right, trademark, trademark right, trade name, trade name right, copyright, license and/or other intellectual property right owned or used by the Borrower or any Subsidiary.

Section 4.17      Existing Debt. Schedule 5.09 attached hereto contains a true, correct and complete list of all of the Debt of the Borrower and its Subsidiaries as of the Effective Date.

ARTICLE V

COVENANTS

The Borrower agrees that, so long as any Revolving Credit Commitment, Swing Line Commitment, Loan or Letter of Credit remains outstanding hereunder or any Obligation or other amount payable under any of the Loan Documents remains unpaid, unless the prior written consent of the Required Banks is obtained:

Section 5.01	Information. The Borrower will deliver to the Administrative Agent and each of the Banks:

(a)  as soon as available and in any event within ninety (90) days after the end of each Fiscal Year (unless the Borrower has timely filed a Form 12b-25 with the Securities and Exchange Commission with respect to such Fiscal Year, in which case such period shall be one hundred five (105) days after the end of such Fiscal Year), an audited consolidated balance sheet of the Borrower and its Subsidiaries as of the end of such Fiscal Year and the related consolidated statements of earnings, cash flows and shareholders’ equity for such Fiscal Year, setting forth in each case in comparative form the figures for the previous Fiscal Year (or in lieu thereof the Form 10-K of the Borrower filed with the Securities and Exchange Commission for such Fiscal Year), all reported on by independent public accountants of nationally recognized standing in a manner acceptable to the Securities and Exchange Commission;

(b)  as soon as available and in any event within forty-five (45) days after the end of each Fiscal Quarter (other than the last Fiscal Quarter of each Fiscal Year) (unless the Borrower has timely filed a Form 12b-25 with the Securities and Exchange Commission with respect to such Fiscal Quarter, in which case such period shall be fifty (50) days after the end of such Fiscal Quarter), a consolidated balance sheet of the Borrower and its Subsidiaries as of the end of such Fiscal Quarter and the related consolidated statements of earnings, cash flows and shareholders’ equity for such Fiscal Quarter and for the portion of the Fiscal Year ended at the end of such Fiscal Quarter, setting forth in each case in comparative form the figures for the corresponding Fiscal Quarter and the corresponding portion of the previous Fiscal Year (or in lieu thereof the Form 10-Q of the Borrower filed with the Securities and Exchange Commission for such Fiscal Quarter), all certified (subject to normal year-end adjustments and without footnotes) as to fairness of presentation, GAAP and consistency by a Financial Officer of the Borrower;

(c)  simultaneously with the delivery of each set of financial statements referred to in clauses (a) and (b) above, a certificate in the form of Exhibit G attached hereto (“Compliance Certificate”) executed by a Financial Officer of the Borrower (i) setting forth in reasonable detail the calculations required to establish whether the Borrower was in compliance with the requirements of Sections 5.07 and 5.08 on the date of such financial statements and (ii) stating whether any Default exists on the date of such certificate and, if any Default then exists, setting forth the details thereof and the action which the Borrower is taking or proposes to take with respect thereto;

(d)  within five (5) days after any officer of the Borrower obtains knowledge of any Default, if such Default is then continuing, a certificate of a Financial Officer setting forth the details thereof and the action which the Borrower is taking or proposes to take with respect thereto;

(e)  promptly upon the mailing thereof to the stockholders of the Borrower generally, copies of all financial statements, reports and proxy statements so mailed;

(f)  promptly upon the filing thereof, copies of all registration statements (other than the exhibits thereto and any registration statements on Form S-8 or its equivalent) and reports on Forms 10-K, 10-Q and 8-K (or their equivalents) which the Borrower shall have filed with the Securities and Exchange Commission;

(g)  if and when any member of the ERISA Group (i) gives or is required to give notice to the PBGC of any “reportable event” (as defined in Section 4043 of ERISA) with respect to any Plan which would constitute grounds for a termination of such Plan under Title IV of ERISA, or knows that the plan administrator of any Plan has given or is required to give notice of any such reportable event, a copy of the notice of such reportable event given or required to be given to the PBGC; (ii) receives notice of complete or partial withdrawal liability under Title IV of ERISA or notice that any Multiemployer Plan is in reorganization, is insolvent or has been terminated, a copy of such notice; (iii) receives notice from the PBGC under Title IV of ERISA of an intent to terminate, impose liability (other than for premiums under Section 4007 of ERISA) in respect of, or appoint a trustee to administer any Plan, a copy of such notice; (iv) applies for a waiver of the minimum funding standard under

Section 412 of the Internal Revenue Code, a copy of such application; (v) gives notice of intent to terminate any Plan under Section 4041(c) of ERISA, a copy of such notice and other information filed with the PBGC; (vi) gives notice of withdrawal from any Plan pursuant to Section 4063 of ERISA, a copy of such notice; or (vii) fails to make any payment or contribution to any Plan or Multiemployer Plan or makes any amendment to any Plan which has resulted or could result in the imposition of a Lien or the posting of a bond or other security, a certificate of the Financial Officer of the Borrower setting forth details as to such occurrence and action, if any, which the Borrower or applicable member of the ERISA Group is required or proposes to take; and

(h)  from time to time such additional information regarding the financial position or business of the Borrower and its Subsidiaries as the Administrative Agent, at the request of any Bank, may reasonably request; provided, however, that if such additional information is non-public proprietary and confidential information of the Borrower or any Subsidiary, the Borrower may require a confidentiality agreement reasonably acceptable to the Borrower from such Bank prior to providing such information to such Bank.

Section 5.02      Inspections. The Borrower will, and will cause each of its Subsidiaries to, permit representatives of the Administrative Agent and each Bank: (a) if no Default has occurred and is then continuing, at the expense of the Administrative Agent or such Bank, as the case may be, and upon reasonable prior notice to the Borrower, to visit the principal executive office of the Borrower, to discuss the affairs, finances, prospects and accounts of the Borrower and its Subsidiaries with the officers of the Borrower and its Subsidiaries and (with the consent of the Borrower, which consent shall not be unreasonably withheld and in the presence of one or more officers of the Borrower) with the Borrower’s independent certified public accountants and (with the consent of the Borrower, which consent shall not be unreasonably withheld) to visit the other offices and properties of the Borrower and each Subsidiary, all at such reasonable times and as often as may be reasonably requested in writing; and (b) if any Default has occurred and is then continuing, at the expense of the Borrower, to visit and inspect any of the offices or properties of the Borrower or any Subsidiary, to examine all of their respective books of account, records, reports and other papers, to make copies and extracts therefrom and to discuss their respective affairs, finances, prospects and accounts with their respective officers and independent certified public accountants (and by this provision the Borrower authorizes said accountants to discuss the affairs, finances, prospects and accounts of the Borrower and its Subsidiaries), all at such times and as often as may be requested.

Section 5.03	Maintenance of Property; Insurance.

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

(b)  The Borrower will, and will cause each of its Subsidiaries to, maintain (either in the name of the Borrower or in such Subsidiary’s own name) insurance with financially sound and reputable insurers with respect to its respective properties and businesses against such casualties and contingencies, of such types, on such terms and in such amounts (including deductibles, co-insurance and self-insurance, if adequate reserves are maintained with respect thereto) as is customary in the case of entities of established reputations engaged in the same or similar business and similarly situated.

Section 5.04      Conduct of Business and Maintenance of Existence. The Borrower will, and will cause each Subsidiary to, substantially continue to engage in the same lines of business as the Borrower and its Subsidiaries are engaged in on the date of this Agreement or businesses ancillary thereto, and will preserve, renew and keep in full force and effect, and will cause each Subsidiary to preserve, renew and keep in full force and effect their respective corporate, partnership, limited liability company or other entity existence and their respective rights, privileges and franchises necessary or desirable in the normal conduct of business, provided, however, that the Borrower shall not be required to preserve any such right or franchise if the Board of Directors shall determine that the preservation thereof is no longer desirable in the conduct of the business of the Borrower and that the loss thereof is not disadvantageous in any material respect to the Banks.

Section 5.05      Compliance with Laws. The Borrower will comply, and cause each Subsidiary to comply, with all applicable laws, ordinances, rules, regulations, and requirements of Governmental Authorities (including, without limitation, Environmental Laws and ERISA and the rules and regulations thereunder) except where the necessity of compliance therewith is contested in good faith by appropriate proceedings being diligently conducted and except where the failure to comply will not have a Material Adverse Effect.

Section 5.06      Payment of Taxes. The Borrower will, and it will cause each Subsidiary to, duly file all United States Federal, state, local, foreign and other income tax returns and all other tax returns and reports of the Borrower or such Subsidiary, as the case may be, which are required to be filed and duly pay and discharge promptly all taxes, assessments and other governmental charges imposed upon it or any of its assets or revenues; provided, however, that neither the Borrower nor any

Subsidiary shall be required to pay any such tax, assessment or other governmental charge if (a) the amount, applicability or validity thereof is being diligently contested by the Borrower or such Subsidiary on a timely basis in good faith and in appropriate proceedings and the Borrower or such Subsidiary has established adequate reserves therefor in accordance with GAAP on the books of the Borrower or such Subsidiary or (b) the nonpayment of such taxes and assessments was not wilful and the nonpayment of all such taxes and assessments in the aggregate could not reasonably be expected to have a Material Adverse Effect.

Section 5.07      Maximum Consolidated Leverage Ratio. The Borrower will have a Consolidated Leverage Ratio of not more than 3.00 to 1.00 as of the last day of each Fiscal Quarter commencing with the Fiscal Quarter ended June 30, 2005.

Section 5.08      Minimum Consolidated Fixed Charge Coverage Ratio. The Borrower will have a Consolidated Fixed Charge Coverage Ratio of at least 2.50 to 1.00 for each four (4) consecutive Fiscal Quarter period commencing with the four (4) consecutive Fiscal Quarter period ended June 30, 2005.

Section 5.09      Limitation on Debt. The Borrower will not, nor will it permit any of its Subsidiaries to, incur or at any time be liable with respect to any Debt except:

(a)  Debt outstanding on the on the Effective Date and described on Schedule 5.09 attached hereto (with any such Debt (including any Guarantee) which is paid, terminated or released after the Effective Date no longer being permitted under this clause (a));

(b)  the Borrower may incur Debt after the Effective Date if, after giving effect thereto (assuming such Debt was incurred on the last day of the immediately preceding Fiscal Quarter), the Consolidated Leverage Ratio would not be more than 3.00 to 1.00;

(c)  Debt of any Subsidiary incurred after the Effective Date and owing to the Borrower or any Wholly-Owned Subsidiary;

(d)  Debt of the Borrower or any Subsidiary incurred after the Effective Date which is secured by a Lien permitted by Sections 5.10(a) through 5.10(d), inclusive, and

(e)  the Subsidiaries may incur Debt hereafter not otherwise permitted by the foregoing clauses if, (i) after giving effect thereto, the aggregate amount of Debt under this clause (e) does not exceed 5% of Consolidated Net Worth determined as of the most recently-ended Fiscal Quarter and (ii) after giving effect thereto (assuming such Debt was incurred on the last day of the immediately preceding Fiscal Quarter), the Consolidated Leverage Ratio would not be more than 3.00 to 1.00.

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

(a)  Neither the Borrower nor any Subsidiary will consolidate or merge with or into any other Person unless (i) the Borrower is the corporation surviving such merger or, in the case of any Subsidiary consolidating or merging with a Person other than the Borrower, the surviving entity is a Subsidiary and (ii) immediately after giving effect to such merger, no Default shall have occurred and be continuing.

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

(c)  The Borrower will not, and will not permit any Subsidiary to, sell, transfer or otherwise dispose of the stock, partnership interests, membership interests or other equity interests of any of its respective Subsidiaries.

Section 5.12      Transactions with Affiliates. The Borrower will not, and will not permit any Subsidiary to, directly or indirectly, enter into any material transaction with any Affiliate (other than a transaction between the Borrower and any Subsidiary or a transaction between Subsidiaries) which transaction is not on terms and conditions at least as favorable to the Borrower or such Subsidiary as the terms and conditions which would apply in a similar transaction with a Person not an Affiliate (an “Arm’s-Length Transaction”). Any material transaction with any Affiliate shall be deemed to be an Arm’s-Length Transaction if approved by (a) a majority of the Borrower’s directors who are unaffiliated with such Affiliate or (b) a majority of the members of any committee of the Board of Directors of the Borrower who are unaffiliated with such Affiliate.

Section 5.13      Acquisitions. The Borrower will not, and it will not cause or permit any Subsidiary to, consummate any Acquisitions other than Permitted Acquisitions.

Section 5.14      Limitations on Restrictive Agreements. The Borrower will not, and will not permit any Subsidiary to, enter into, or suffer to exist, any agreement with any Person which prohibits or limits the ability of any Subsidiary to (a) pay dividends or make other distributions or prepay any Debt owed to the Borrower or any Subsidiary, (b) make loans or advances to the Borrower or any Subsidiary, (c) transfer any of its properties or assets to the Borrower or any Subsidiary or (d) create, incur, assume or suffer to exist any Lien upon any of its property, assets or revenues, whether now owned or hereafter acquired; provided that the foregoing shall not apply to (i) restrictions in effect on the date of this Agreement contained in agreements governing Debt outstanding on the date of this Agreement and, if such Debt is renewed, extended or refinanced, restrictions in the agreements governing the renewed, extended or refinanced Debt (and successive renewals, extensions and refinancings thereof) if such restrictions are no more restrictive than those contained in the agreements governing the Debt being renewed, extended or refinanced, or (ii) restrictions contained in agreements governing Debt incurred after the date of this Agreement by the Borrower or any Subsidiary in compliance with this Agreement provided that such restrictions are no more restrictive than those contained in this Agreement.

Section 5.15      Financial Covenants and Collateral Provisions of Other Restricted Agreements. The Borrower will not and will not permit any Subsidiary to:

(a)  enter into any indenture, agreement or other instrument under which any Debt of the Borrower or any Subsidiary may be issued (whether in one or more series) if the principal amount which may be issued pursuant to said indenture, agreement or other instrument when aggregated with the principal amount which may be issued under all other then existing indentures, agreements or other instruments exceeds $50,000,000 (each indenture, agreement or other instrument considered in determining if the aggregate principal amount which may be issued under all such indentures, agreements or other instruments exceeds $50,000,000 is hereinafter referred to as a “Restricted Agreement”), or

(b)  agree to any amendment, waiver, consent, modification, refunding, refinancing or replacement of any Restricted Agreement,

in either case with terms the effect of which is to (i) include a Financial Covenant which is not contained in this Agreement, (ii) revise or alter any Financial Covenant contained therein the effect of which is to increase or expand the restriction on the Borrower or any Subsidiary or (iii) except for Liens permitted by Section 5.10, grant collateral for the obligations of the Borrower or any Subsidiary thereunder, unless the Borrower or such Subsidiary, as the case may be, concurrently incorporates herein such additional, altered or revised Financial Covenant or grant of collateral (as the case may be); provided, however, that the foregoing provisions with respect to Financial Covenants shall not apply to Restricted Agreements in effect on the date of this Agreement, and shall not apply to any such Restricted Agreement which is renewed, extended, refinanced or replaced during the term of this Agreement if the Financial Covenants set forth in the renewed, extended, refinanced or replaced Restricted Agreement (and successive renewals, extensions, refinancings and replacements thereof) are no more restrictive than those contained in the Restricted Agreement being renewed, extended, refinanced or replaced. The incorporation of each such additional Financial Covenant or grant of collateral is hereby deemed to occur automatically and concurrently by reason of the execution of this Agreement without any further action or the execution of any additional document by any of the parties to this Agreement. Without limiting the foregoing, neither the Borrower nor any Subsidiary, directly or indirectly, will offer any economic inducement (including, without limitation, any collateral) to any Person who is a party to any Restricted Agreement for the purpose of inducing such holder or such other Person to enter into any waiver of any event of default under such Restricted Agreement or event which with the lapse of time or the giving of notice, or both, would constitute such an event of default, unless the same such economic inducement has been concurrently offered and paid on a pro-rata basis (determined with respect to the aggregate Revolving Credit Commitments hereunder, whether used or unused) to all of the Banks (it being understood and agreed that the offering of such economic inducement to the Banks shall not be deemed or construed to obligate any such Bank to enter into any waiver of any Default under this Agreement).

Section 5.16      Pari Passu Position; Covenant to Secure the Obligations Equally. The Borrower will cause all of the Obligations to at all times rank on a pari passu basis with all of the Borrower’s other unsecured, unsubordinated Debt. The Borrower will, if it or any Subsidiary shall create or assume any Lien upon any of its assets, whether now owned or hereinafter acquired, other than Liens permitted by Section 5.10 (unless prior written consent to the creation or assumption thereof shall have been obtained pursuant to Section 9.05 of this Agreement), make or cause to be made effective provision whereby all of the Obligations will be secured by such Lien equally and ratably with any and all other Debt and other obligations thereby secured so long as any such other Debt or other obligations shall be so secured as evidenced by documentation which is reasonably acceptable to the Administrative Agent. The Borrower acknowledges and agrees that compliance with this covenant will not cure a violation of Section 5.10 of this Agreement or any other covenant contained in this Agreement.

Section 5.17      Use of Proceeds. The proceeds of the Loans shall be used solely to refinance certain existing indebtedness of the Borrower, to finance Permitted Acquisitions and for general corporate and working capital purposes. The proceeds of the Loans made, and the Letters of Credit issued, will not be used by the Borrower, directly or indirectly, in any manner in contravention of Regulation U.

Section 5.18      Post-Closing Obligations. The Borrower will deliver to the Administrative Agent on or before August 31, 2005, evidence satisfactory to the Administrative Agent that (a) any and all Guarantees executed by any Subsidiary with respect to any Debt of the Borrower have been terminated and (b) that certain Intercreditor Agreement dated as of May 1, 2001, by and among Bank of America, N.A., as Administrative Agent and as a Bank, UMB Bank, n.a., Commerce Bank, N.A., Firstar Bank, N.A., Bank One, N.A., Union Planters Bank, N.A., Suntrust Bank, Bank of Montreal, Hibernia National Bank and LaSalle Bank National Association, as Banks, and The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, MONY Life Insurance Company, Connecticut General Life Insurance Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, Jefferson-Pilot LifeAmerica Insurance Company, Jefferson-Pilot Life Insurance Company, The Canada Life Assurance Company, Ameritas Life Insurance Company, Acacia National Life Insurance Company, Acacia Life Insurance Company and Security Financial Life Insurance Company, as Purchasers, as amended, has been terminated.

ARTICLE VI

DEFAULTS

Section 6.01      Events of Default. If one or more of the following events (“Events of Default”) shall have occurred and be continuing:

(a)  the Borrower shall fail to pay when due any principal of any Loan or Letter of Credit Obligation, or shall fail to pay within three (3) Business Days of the due date thereof any interest on any Loan, any fees or any other Obligation or other amount payable hereunder; or

(b)  the Borrower shall fail to observe or perform any covenant contained in Sections 5.02, 5.03(b), 5.07, 5.08, 5.09, 5.10, 5.11, 5.12, 5.13, 5.14, 5.15, 5.16, 5.17 and/or 5.18; or

(c)  the Borrower shall fail to observe or perform any covenant or agreement contained in this Agreement or any other Loan Document (other than those covered by clause (a) or (b) above) for thirty (30) days after the earlier of (i) a Financial Officer of the Borrower has actual knowledge thereof or (ii) written notice thereof has been given to the Borrower by the Administrative Agent at the request of any Bank; or

(d)  any representation, warranty, certification or statement made by the Borrower in this Agreement or in any other Loan Document or in any certificate, financial statement or other written document delivered pursuant to this Agreement or any other Loan Document shall prove to have been untrue or incorrect in any material respect when made (or deemed made); or

(e)  the Borrower or any Subsidiary shall fail to make payment of any Material Debt or any Material Synthetic Lease Obligation when due or within any applicable grace period; or

(f)  any event or condition shall occur which results in the acceleration of the maturity of any Material Debt or any Material Synthetic Lease Obligation or enables any holder of any such Material Debt or Material Synthetic Lease Obligation or any Person acting on such holder’s behalf to accelerate the maturity thereof; or

(g)  the Borrower or any Subsidiary shall commence a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to itself or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or shall consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or shall make a general assignment for the benefit of creditors, or shall take any corporate, partnership, limited liability company or other action to authorize any of the foregoing; or

(h)  an involuntary case or other proceeding shall be commenced against the Borrower or any Subsidiary seeking liquidation, reorganization or other relief with respect to it or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, and such involuntary case or other proceeding shall remain undismissed and unstayed for a period of 60 days; or an order for relief shall be entered against the Borrower or any Subsidiary under the federal bankruptcy laws as now or hereafter in effect; or

(i)   any member of the ERISA Group shall fail to pay when due an amount or amounts aggregating in excess of $10,000,000 which it shall have become liable to pay under Title IV of ERISA; or notice of intent to terminate a Material Plan shall be filed under Title IV of ERISA by any member of the ERISA Group, any plan administrator or any combination of the foregoing; or the PBGC shall institute proceedings under Title IV of ERISA to terminate, to impose liability (other than for premiums under Section 4007 of ERISA) in respect of, or to cause a trustee to be appointed to administer any Material Plan; or a condition shall exist by reason of which the PBGC would be entitled to obtain a decree adjudicating that any Material Plan must be terminated; or there shall occur a complete or partial withdrawal from, or a default, within the meaning of Section 4219(c)(5) of ERISA, with respect to, one or more Multiemployer Plans which could cause one or more members of the ERISA Group to incur a current payment obligation in excess of $10,000,000; or

(j)   a judgment or order (i) for the payment of money in excess of $10,000,000 or (ii) that would otherwise result in a Material Adverse Effect shall be rendered against the Borrower or any Subsidiary and such judgment or order shall continue unsatisfied and unstayed for a period of 30 days; or

(k)  any person or group of persons (within the meaning of Section 13 or 14 of the Securities Exchange Act of 1934, as amended) shall have acquired beneficial ownership (within the meaning of Rule 13d-3 promulgated by the Securities and Exchange Commission under said Act) of 30% or more in voting power of the outstanding Voting Stock of the Borrower; or, during any period of 24 consecutive calendar months, a majority of the board of directors of the Borrower does not consist of individuals who were (i) directors of the Borrower on the first day of such period, (ii) directors who were selected or whose nomination for election was approved by a vote of at least a majority of the directors then still in office referred to in clause (i) above, or (iii) directors who were selected or whose nomination for election was approved by a vote of at least a majority of the board consisting of directors still in office described in clauses (i) and (ii) above or this clause (iii); or

(l)   the Borrower shall repudiate, or shall challenge the validity or enforceability of its obligations under the Loan Documents or for any reason any of the Loan Documents shall cease to be in full force and effect;

then, and in every such event, the Administrative Agent shall (i) if requested by the Required Banks, by notice to the Borrower terminate the Revolving Credit Commitments and the Swing Line Commitment and they shall thereupon terminate and (ii) if requested by the Required Banks, by notice to the Borrower declare the Notes (together with accrued interest thereon) and the other Obligations to be, and the Notes and such other Obligations shall thereupon become, immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower; provided that in the case of any of the Events of Default specified in clause (g) or (h) above with respect to the Borrower, without any notice to the Borrower or any other act by the Administrative Agent or the Banks, the Revolving Credit Commitments and the Swing Line Commitment shall thereupon terminate and the Notes (together with accrued interest thereon) and the other Obligations shall become immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower. Upon the occurrence of any of the foregoing, the Borrower shall immediately deposit with the Administrative Agent as cash collateral to secure all Letter of Credit Obligations an amount in immediately available funds equal to the undrawn portion of all Letters of Credit then outstanding.

Section 6.02      Notice of Default. The Administrative Agent shall give notice to the Borrower under Section 6.01(c) promptly upon being requested to do so by any Bank and shall thereupon notify all the Banks thereof.

ARTICLE VII

THE ADMINISTRATIVE AGENT, THE SWING LINE LENDER

AND THE LETTER OF CREDIT ISSUER

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

Section 7.02      Nature of Duties. No Administrative Agent-Related Person shall have duties or responsibilities except those expressly set forth in this Agreement. The duties of the Administrative Agent shall be mechanical and administrative in nature. EACH BANK HEREBY ACKNOWLEDGES AND AGREES THAT THE ADMINISTRATIVE AGENT SHALL NOT HAVE, BY REASON OF THIS AGREEMENT OR ANY LOAN DOCUMENTS, A FIDUCIARY RELATIONSHIP TO OR IN RESPECT OF ANY BANK. Nothing in this Agreement or in any Loan Document, expressed or implied, is intended to or shall be so construed as to impose upon any Administrative Agent-Related Person any obligations in respect of the Agreement or any Loan Document except as expressly set forth herein or therein. Each Bank shall make its own independent investigation of the financial condition and affairs of the Borrower in connection with the making and the continuance of the Loans hereunder and shall make its own appraisal of the creditworthiness of the Borrower, and, except as expressly set forth herein, no Administrative Agent-Related Person shall have any duty or responsibility, either initially or on a continuing basis, to provide any Bank with any credit or other information with respect thereto, whether coming into its possession before making of the Loans or at any time or times thereafter. The Administrative Agent will promptly notify each Bank at any time that the Required Banks have instructed it to act or refrain from acting pursuant to Article VI. The Administrative Agent agrees, upon the written request of the Required Banks, to take any action of the type specified in this Agreement or any of the other Loan Documents as being within the Administrative Agent's rights, duties, powers or discretion. Notwithstanding the foregoing, (a) the Administrative Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first be indemnified to its satisfaction by the Banks pro rata against any and all liabilities, losses, costs and expenses (including, without limitation, attorneys' fees and expenses) which may be incurred by it by reason of taking or continuing to take any such action, other than any liability caused by the Administrative Agent's gross negligence or willful misconduct and (b) in no event shall the Administrative Agent be required to take any action which it in good faith believes would violate this Agreement or any other Loan Document or any applicable law, rule or regulation.

Section 7.03      Exculpation Rights, Etc. Neither the Administrative Agent nor any of its officers, directors, agents, employees, affiliates or any Administrative Agent-Related Person shall be liable for any action taken or omitted by them hereunder or under any Loan Document or in connection herewith or therewith, unless caused by its or their gross negligence or willful misconduct. No Administrative Agent-Related Person shall be responsible to any Bank for any recitals, statements, representations or warranties herein or for the execution, effectiveness, genuineness, validity, enforceability, collectibility, or sufficiency of this Agreement or any Loan Document or any other document or the financial condition of the Borrower or any Subsidiary. No Administrative Agent-Related Person shall be required to make any inquiry concerning either the performance or observance of any of the terms, provisions or conditions of this Agreement or any Loan Document or any other document or the financial condition of the Borrower or any Subsidiary, or the existence or possible existence of any Default, unless requested to do so by the Required Banks. The Administrative Agent may at any time request instructions from the Banks with respect to any actions or approvals (including the failure to act or approve) which by the terms of this Agreement or the Loan Documents, the Administrative Agent is permitted to take or to grant, and if such instructions are requested, the Administrative Agent shall be absolutely entitled to refrain from taking any action or to withhold any approval and shall not be under any liability whatsoever to any person for refraining from any action or withholding any approval under this Agreement or any Loan Document until it shall have received such instructions from the Required Banks. Without limiting the foregoing, no Bank shall have any right of action whatsoever against any Administrative Agent-Related Person as a result of such Administrative Agent-Related Person acting, approving or refraining from acting or approving under any of the Loan Documents in accordance with the instructions of the Required Banks or, to the extent required by Section 9.05, all of the Banks.

Section 7.04      Reliance. The Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any notice, writing, resolution notice, statement, certificate, order or other document or any telephone, telex, teletype or facsimile message believed by it to be genuine and correct and to have been signed, sent or made by the proper Person, and, with respect to all matters pertaining herein or to any Loan Document and its duties hereunder to thereunder, upon advice of counsel selected by the Administrative Agent.

Section 7.05      Indemnification. To the extent any Administrative Agent-Related Person is not reimbursed and indemnified by the Borrower, the Banks will reimburse and indemnify each Administrative Agent-Related Person for and against any and all liabilities, obligations, losses, damages, claims, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against any Administrative Agent-Related Person in any way relating to or arising out of this Agreement or any Loan Document or any action taken or omitted by any Administrative Agent-Related Person under this Agreement or any Loan Document, in proportion to each Bank’s Revolving Credit Commitment Percentage; provided, however, that no Bank shall be liable to an Agent-Related Person for any portion of such liabilities, obligations, losses, damages, claims, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from such Agent-Related Person’s gross negligence or willful misconduct. The obligations of the Banks under this Section 7.05 shall survive the payment in full of the Obligations and the termination of this Agreement.

Section 7.06      Administrative Agent In Its Individual Capacity. With respect to its Loans, its Revolving Credit Commitment and its Swing Line Commitment (and its Revolving Credit Commitment Percentage), the Administrative Agent shall have and may exercise the same rights and powers hereunder and is subject to the same obligations and liabilities as and, to the extent set forth herein, for any other Bank or holder of obligations hereunder. The terms “Banks”, “holder of obligations” or “Required Banks” or any similar term shall, unless the context clearly otherwise indicates, include the Administrative Agent in its individual capacity as a Bank, one of the Required Banks or a holder of obligations hereunder. The Administrative Agent may accept deposits from, lend money to, and generally engage in any kind of banking, trust or other business with the Borrower or any Subsidiary or Affiliate of the Borrower as if it were not acting as the Administrative Agent hereunder or under the Loan Documents, including, without limitation, the acceptance of fees or other consideration for services without having to account for the same to any of the Banks.

Section 7.07      Notice of Default. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default hereunder unless the Administrative Agent has received written notice from a Bank or the Borrower referring to this Agreement describing such Default and stating that such notice is a “notice of default.” In the event that the Administrative Agent receives such a notice, the Administrative Agent shall give prompt notice thereof to the Banks.

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

(a)  The Administrative Agent may resign from the performance of all its functions and duties hereunder at any time by giving twenty (20) Business Days’ prior written notice to the Borrower and the Banks. Such resignation shall take effect upon the acceptance by a successor the Administrative Agent of appointment pursuant to clauses (b) and (c) below or as otherwise provided below.

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

(d)  If no successor Administrative Agent has been appointed pursuant to clause (b) or (c) by the twenty-fifth (25th) Business Day after the date such notice of resignation was given by Administrative Agent, Administrative Agent’s resignation shall become effective and the Required Banks shall thereafter perform all the duties of Administrative Agent hereunder until such time, if any, as the Required Banks, with the consent of Borrower (which consent shall not be unreasonably withheld), appoint a successor Administrative Agent as provided above.

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

Section 7.11      No Duties Imposed on Syndication Agent or Sole Lead Arranger. None of the Persons identified on the cover page to this Agreement, the signature pages to this Agreement or otherwise in this Agreement as a “Syndication Agent” or “Sole Lead Arranger” shall have, solely in such capacities, any right, power, obligation, liability, responsibility or duty under this Agreement. Without limiting the foregoing, none of the Persons identified on the cover page to this Agreement, the signature pages to this Agreement or otherwise in this Agreement as a “Syndication Agent” or “Sole Lead Arranger” shall have or be deemed to have any fiduciary duty to or fiduciary relationship with any Lender. In addition to the agreement set forth in Section 7.02, each of the Lenders acknowledges that it has not relied, and will not rely, on any of the Persons so identified in deciding to enter into this Agreement or in taking or not taking action hereunder.

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

(a)  If on or after the Effective Date, the adoption of any applicable law, rule or regulation, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its Applicable Lending Office) with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency:

(i)  shall subject any Bank (or its Applicable Lending office) to any tax, duty or other charge with respect to its LIBOR Loans, its Note(s), its obligation to make LIBOR Loans or its Letter of Credit Obligations (collectively, its “Covered Credits”), or shall change the basis of taxation of payments to any Bank (or its Applicable Lending Office) of the principal of or interest on its LIBOR Loans or any other amounts due under this Agreement in respect of its Covered Credits (except for changes in the rate of franchise taxes or tax on the overall net income of such Bank or its Applicable Lending Office imposed by the jurisdiction in which such Bank’s principal executive office or Applicable Lending Office is located); or

(ii) shall impose, modify or deem applicable any reserve (including, without limitation, any such requirement imposed by the Board of Governors of the Federal Reserve System, but excluding with respect to any LIBOR Loan any such requirement included in an applicable LIBOR Reserve Percentage), special deposit, insurance assessment or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Bank (or its Applicable Lending Office) or shall impose on any Bank (or its Applicable Lending Office) or on the United States market for the London interbank market any other condition affecting its Covered Credits;

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

(b)  If any Bank shall have determined that, after the Effective Date, the adoption of any applicable law, rule or regulation regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on capital of such Bank (or its Parent) as a consequence of such Bank’s obligations hereunder to a level below that which such Bank (or its Parent) could have achieved but for such adoption, change, request or directive (taking into consideration its policies with respect to capital adequacy) by an amount deemed by such Bank to be material, then from time to time, within fifteen (15) days after demand by such Bank (with a copy to the Administrative Agent), the Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank (or its Parent) for such reduction.

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

Section 8.04      Base Rate Loans Substituted for Affected LIBOR Loans. If (a) the obligation of any Bank to make LIBOR Loans has been suspended pursuant to Section 8.02 or (b) any Bank has demanded compensation under Section 8.03(a), then, unless and until such Bank notifies the Borrower that the circumstances giving rise to such suspension or demand for compensation no longer apply:

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

ARTICLE IX

MISCELLANEOUS

Section 9.01      Notices. All notices, requests and other communications to any party hereunder shall be in writing (including facsimile transmission or similar writing) and shall be given to such party: (x) in the case of the Borrower, the Administrative Agent, the Swing Line Lender or the Letter of Credit Issuer, at its address or facsimile number set forth on Schedule 9.01 hereto, (y) in the case of any Bank, at its address or facsimile number set forth in its Administrative Questionnaire or (z) in the case of any party, such other address or facsimile number as such party may hereafter specify for the purpose by notice to the Administrative Agent and the Borrower. Each such notice, request or other communication shall be effective (a) if given by facsimile transmission, when such facsimile transmission is transmitted to the facsimile number specified in this Section and the appropriate answerback or receipt of transmission is received, (ii) if given by mail, three (3) Business Days after such communication is deposited in the mail with first class postage prepaid, addressed as aforesaid or (iii) if given by any other means, when delivered at the address specified in this Section; provided that notices to the Administrative Agent under Article II or Article VIII shall not be effective until received.

Section 9.02      No Waivers. No failure or delay by the Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer or any Bank in exercising any right, power or privilege hereunder, under any Note or under any other Loan Document shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law.

Section 9.03	Expenses; Documentary Taxes; Indemnification.

(a)  The Borrower shall pay (i) all reasonable out-of-pocket expenses of the Administrative Agent, including fees and disbursements of counsel for the Administrative Agent, in connection with the preparation of this Agreement, (ii) all reasonable out-of-pocket expenses of the Administrative Agent, including fees and disbursements of counsel to the

Administrative Agent, in connection with any waiver or consent hereunder or any amendment, modification, extension, renewal, supplement or restatement of or to this Agreement or any other Loan Document or any Default or alleged Default hereunder and (iii) if an Event of Default occurs, all out-of-pocket expenses incurred by the Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer and each Bank, including fees and disbursements of outside counsel, in connection with such Event of Default and collection, bankruptcy, insolvency and other enforcement proceedings resulting therefrom. The Borrower shall indemnify the Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer and each Bank against any transfer taxes, documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of this Agreement, the Notes or any of the other Loan Documents.

(b)  The Borrower agrees to indemnify the Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer and each Bank and hold the Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer and each Bank harmless from and against any and all liabilities, losses, damages, costs and expenses of any kind, including, without limitation, the reasonable fees and disbursements of counsel, which may be incurred by the Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer and/or any Bank in connection with any investigative, administrative or judicial proceeding (whether or not the Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer and/or such Bank shall be designated a party thereto) relating to or arising out of this Agreement or any actual or proposed use of proceeds of Loans hereunder or any actual or proposed use of any Letter of Credit; provided that none of the Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer and any Bank shall have the right to be indemnified hereunder for its own gross negligence or willful misconduct.

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

Section 9.05      Amendments and Waivers. Any provision of this Agreement or the Notes may be amended or waived if, but only if, such amendment or waiver is in writing and is signed by the Borrower and the Required Banks (and, if the rights or duties of the Administrative Agent, the Swing Line Lender or the Letter of Credit Issuer are affected thereby, by the Administrative Agent, the Swing Line Lender or the Letter of Credit Issuer, as the case may be); provided, however, (a) any amendment to this Agreement which solely increases the total Revolving Credit Commitments to up to, but not in excess of, $200,000,000 either through the addition of one or more new Banks or an increase in the Revolving Credit Commitments of one or more of the existing Banks and makes no other changes to this Agreement or any other Loan Document (other than the issuance of conforming Revolving Credit Notes), need only be signed by the Administrative Agent, the Borrower and the Bank(s) whose Revolving Credit Commitments are increased and (b) no such amendment or waiver shall, unless signed by each Bank (i) increase the Revolving Credit Commitment of such Bank, (ii) decrease the Revolving Credit Commitment of any Bank (except for a ratable decrease in the Revolving Credit Commitments of all Banks), (iii) increase the total Revolving Credit Commitments above $200,000,000, (iv) reduce the principal of or rate of interest on any Loan, Letter of Credit Obligation or any fees hereunder, (v) postpone the date fixed for any payment of principal of or interest on any Loan, Letter of Credit Obligation or any fees hereunder or for any reduction or termination of any Revolving Credit Commitment or the Swing Line Commitment, (vi) change the definition of “Required Banks”, (vii) amend Section 9.04, (viii) amend this Section 9.05 or (ix) change the percentage of the Revolving Credit Commitments or of the aggregate unpaid principal amount of the Revolving Credit Notes or the Letter of Credit Obligations, or the number of Banks, which shall be required for the Banks or any of them to take any action under this Section or any other provision of this Agreement.

Section 9.06	Successors and Assigns.

(a)  The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrower may not assign or otherwise transfer any of its rights under this Agreement without the prior written consent of the Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer and each Bank.

(b)  Any Bank may, with the prior written consent of the Borrower and the Administrative Agent, such consents not to be unreasonably withheld, provided, that if a Participant is an Affiliate of the granting Bank neither the Borrower’s nor the Administrative Agent’s consent shall be required and provided further that if an Event of Default has occurred and is continuing, the Borrower’s consent shall not be required, at any time grant to one or more banks or other financial institutions (each, a “Participant”) participating interests in its Revolving Credit Commitment or any or all of its Loans and Letter of Credit Obligations. In the event of any such grant by a Bank of a participating interest to a Participant, such Bank shall remain responsible for the performance of its obligations hereunder, and the Borrower and the Administrative Agent shall continue to deal solely and directly with such Bank in connection with such Bank’s rights and obligations under this Agreement. Any agreement pursuant to which any Bank may grant such a participating interest shall provide that such Bank shall retain the sole right and responsibility to enforce the obligations of the Borrower hereunder including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement; provided that such participation agreement may provide that such Bank will not agree to any modification, amendment or waiver of this Agreement described in sub-clauses (i), (ii), (iii), (iv) or (v) of clause (b) of Section 9.05 without the consent of the Participant. The Borrower agrees that each Participant shall, to the extent provided in its participation agreement, be entitled to the benefits of Article VIII with respect to its participating interest. An assignment or other transfer which is not permitted by subsection (c) or (d) below shall be given effect for purposes of this Agreement only to the extent of a participating interest granted in accordance with this subsection (b).

(c)  (i)Any Bank may at any time assign to one or more banks or other financial institutions (each, an “Assignee”) all, or a proportionate part (such portion to be in an amount equal to or greater than $5,000,000) of all, of its rights and obligations under this Agreement, the Notes and the Letter of Credit Obligations, and such Assignee shall assume such rights and obligations, pursuant to an assignment and assumption agreement in substantially the form of Exhibit F hereto (an “Assignment and Assumption Agreement”) executed by such Assignee and such transferor Bank, with (and subject to) the subscribed consent of the Borrower and the Administrative Agent, such consents not to be unreasonably withheld; provided, that an Assignee not an Affiliate of such transferor Bank or another Bank must be a financial institution with combined capital and surplus in excess of $250,000,000; provided further that if an Assignee is an Affiliate of such transferor Bank (including a trust established to administer loans sold by such Bank or its Affiliates to such trust, which trust is and shall continue to be administered by such Bank or an Affiliate thereof) neither the Borrower’s nor the Administrative Agent’s consent shall be required, provided that such transferor Bank shall remain fully obligated under this Agreement for all funding and payment obligations; and provided further that if an Event of Default has occurred and is continuing, the Borrower’s consent shall not be required.

(ii) Upon (A) execution of an Assignment and Assumption Agreement and the payment of a nonrefundable assignment fee of $3,500 in immediately available funds to the Administrative Agent at its Payment Office in connection with each such assignment, (B) written notice of such assignment by such transferor Bank to the Administrative Agent and (C) the recording by the Administrative Agent of such assignment in the Register and the resulting effect upon the Loans and Letter of Credit Obligations of the assigning Bank and the Assignee, the Assignee shall have, to the extent of such assignment, the same rights and benefits as it would have if it were a Bank hereunder and the holder of a Note and Letter of Credit Obligations (provided that the Borrower and the Administrative Agent shall be entitled to continue to deal solely and directly with the assignor Bank in connection with the interests so assigned to the Assignee until written notice of such assignment, together with payment instructions, addresses and related information with respect to the Assignee, shall have been given to the Borrower and the Administrative Agent by the assignor Bank and the Assignee) and, if the Assignee has expressly assumed, for the benefit of the Borrower, some or all of the transferor Bank’s obligations hereunder, such transferor Bank shall be relieved of its obligations hereunder to the extent of such assignment and assumption, and except as described above, no further consent or action by the Borrower, the Banks or the Administrative Agent shall be required.

(iii)If the Assignee is not incorporated under the laws of the United States of America or a state thereof, it shall, prior to the first date on which interest or fees are payable hereunder for its account, deliver to the Borrower and the Administrative Agent certification as to exemption from deduction or withholding of any United States federal income taxes in accordance with Section 2.15.

(iv)Each Assignee shall take such Loans, Letter of Credit Obligations and Revolving Credit Commitment subject to the provisions of this Agreement and to any request made, waiver or consent given or other action taken hereunder, prior to the receipt by the Administrative Agent and the Borrower of written notice of such transfer, by each previous holder of such Loans, Letter of Credit Obligations and Revolving Credit Commitment. Such Assignment and Assumption Agreement shall be deemed to amend this Agreement and Schedule 1.01 hereto, to the extent, and only to the extent, necessary to reflect the addition of such Assignee as a Bank and the resulting adjustment of all or a portion of the rights and obligations of such transferor Bank under this Agreement, the determination of its Revolving Credit Commitment Percentage (in each case, rounded to twelve decimal places), the Loans, the Letter of Credit Obligations and any new Notes to be issued, at the Borrower’s expense, to such Assignee, and no further consent or action by the Borrower or the Banks shall be required to effect such amendments.

(d)  Notwithstanding any other provision set forth in this Agreement, any Bank may at any time pledge or assign all or any portion of its rights under this Agreement and the other documents executed and delivered in connection herewith (including, without limitation, any Note held by it) to any Federal Reserve Bank in accordance with Regulation A of the Federal Reserve Board without notice to, or the consent of, the Borrower or the Administrative Agent and with the consent of the Borrower and the Administrative Agent, any Bank which is a fund may pledge all or any portion of its Notes or Loans to its trustee in support of its obligations to its trustee. No such pledge or assignment shall release the transferor Bank from its obligations hereunder.

(e)  No Assignee, Participant or other transferee of any Bank’s rights shall be entitled to receive any greater payment under Section 8.03 than such Bank would have been entitled to receive with respect to the rights transferred, unless such transfer is made with the Borrower’s prior written consent or by reason of the provisions of Section 8.02 or 8.03 requiring such Bank to designate a different Applicable Lending Office under certain circumstances or at a time when the circumstances giving rise to such greater payment did not exist.

(f)  The Borrower hereby designates the Administrative Agent to serve as the Borrower’s Administrative Agent, solely for purposes of this Section 9.06 to maintain a register (the “Register”) on which it will record the Loans made and Letter of Credit Obligations held by each of the Banks and each repayment in respect of the principal amount of the Loans and Letter of Credit Obligations of each Bank. Failure to make any such recordation, or any error in such recordation shall not affect the Borrower’s obligations in respect of such Loans or such Letters of Credit. With respect to any Bank, the transfer of the rights to the principal of, and interest on, any Loan or Letter of Credit Obligation shall not be effective until the transfer is recorded on the Register maintained by the Administrative Agent with respect to ownership of such Loan or Letter of Credit Obligation and prior to such recordation all amounts owing to the transferor with respect to such Loan or Letter of Credit Obligation shall remain owing to the transferor. The registration of assignment or transfer of all or part of any Loans or Letter of Credit Obligations shall be recorded by the Administrative Agent on the Register only upon the acceptance by the Administrative Agent of a properly executed and delivered Assignment and Assumption Agreement pursuant to Section 9.06(c). Coincident with the delivery of such an Assignment and Assumption Agreement to the Administrative Agent for acceptance and registration of assignment or transfer of all or part of a Loan or Letter of Credit Obligation, or as soon thereafter as practicable, the assigning or transferor Bank shall surrender the Note evidencing such Loan or Letter of Credit Obligation, and thereupon one or more new Notes in the same aggregate principal amount then owing to such assignor or transferor Bank shall be issued to the assigning or transferor Bank and/or the new Bank. The Borrower agrees to indemnify the Administrative Agent from and against any and all losses, claims, damages and liabilities of whatsoever nature which may be imposed on, asserted against or incurred by the Administrative Agent in performing its duties under this Section 9.06(f); provided that the Administrative Agent shall not have the right to be indemnified under this Section 9.06(f) for its own gross negligence or willful misconduct.

Section 9.07      Collateral. Each of the Banks represents to the Administrative Agent and each of the other Banks that in good faith is not relying upon any “margin stock” (as defined in Regulation U) as collateral in the extension or maintenance of the credit provided for in this Agreement.

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

Section 9.10      NO ORAL AGREEMENTS; ENTIRE AGREEMENT. This notice is provided pursuant to Section 432.047, R.S.Mo. As used herein, “borrower(s)” means the Borrower, “creditor” means the Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer and the Banks and each of “the credit agreement” and “this writing” means this Agreement and the other Loan Documents. ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBT ARE NOT ENFORCEABLE, REGARDLESS OF THE LEGAL THEORY UPON WHICH IT IS BASED THAT IS IN ANY WAY RELATED TO THE CREDIT AGREEMENT. TO PROTECT YOU (BORROWER(S)) AND US (CREDITOR) FROM MISUNDERSTANDING OR DISAPPOINTMENT, ANY AGREEMENTS WE REACH COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING, WHICH IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN US, EXCEPT AS WE MAY LATER AGREE IN WRITING TO MODIFY IT. This Agreement embodies the entire agreement and understanding between the parties hereto and supersedes all prior agreements and understandings (oral or written) relating to the subject matter hereof.

Section 9.11      Confidentiality. The Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer and each Bank represent that they will maintain the confidentiality of any written or oral information provided under this Agreement by or on behalf of the Borrower (hereinafter collectively called “Confidential Information”), subject to the Administrative Agent’s, the Swing Line Lender’s, the Letter of Credit Issuer’s and each Bank’s (a) obligation to disclose any such Confidential Information pursuant to a request or order under applicable laws and regulations or pursuant to a subpoena or other legal process, (b) right to disclose any such Confidential Information to its bank examiners, auditors, counsel and other professional advisors and to other Banks, (c) right to disclose any such Confidential Information in connection with any litigation or dispute involving the Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer and/or any Bank, on the one hand, and the Borrower or any of its Subsidiaries and Affiliates, on the other hand, and (d) right to provide such information to Participants, prospective Participants to which sales of participating interests are permitted pursuant to Section 9.06(b) and prospective Assignees to which assignments of interests are permitted pursuant to Section 9.06(c) if such Participant, prospective Participant or prospective Assignee agrees in writing to maintain the confidentiality of such information on terms substantially similar to those of this Section as if it were a “Bank” party hereto. Notwithstanding the foregoing, any such information supplied to the Administrative Agent, the Swing Line Lender, the Letter of Credit Issuer, a Bank, a Participant, a prospective Participant or a prospective Assignee under this Agreement shall cease to be Confidential Information if it is or becomes known to such Person by other than unauthorized disclosure, or if it becomes a matter of public knowledge.

Section 9.12      Consent to Jurisdiction; Waiver of Jury Trial. THE BORROWER IRREVOCABLY SUBMITS TO THE NON-EXCLUSIVE JURISDICTION OF ANY MISSOURI STATE COURT SITTING IN THE CITY OR COUNTY OF ST. LOUIS, MISSOURI AND/OR ANY UNITED STATES OF AMERICA COURT SITTING IN THE EASTERN DISTRICT OF MISSOURI, EASTERN DIVISION, AS THE ADMINISTRATIVE AGENT MAY ELECT, IN ANY SUIT, ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT. THE BORROWER HEREBY IRREVOCABLY AGREES THAT ALL CLAIMS IN RESPECT TO SUCH SUIT, ACTION OR PROCEEDING MAY BE HELD AND DETERMINED IN ANY OF SUCH COURTS. THE BORROWER IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH THE BORROWER MAY NOW OR HEREAFTER HAVE TO THE LAYING OF VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT, AND THE BORROWER FURTHER IRREVOCABLY WAIVES ANY CLAIM THAT SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM. THE BORROWER AUTHORIZES THE SERVICE OF PROCESS UPON BORROWER BY REGISTERED MAIL SENT TO BORROWER AT ITS ADDRESS DETERMINED PURSUANT TO SECTION 9.01. EACH OF THE BORROWER, THE ADMINISTRATIVE AGENT, THE SWING LINE LENDER, THE LETTER OF CREDIT ISSUER AND EACH BANK HEREBY IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY.

Section 9.13      Independence of Covenants. All of the covenants contained in this Agreement and the other Loan Documents shall be given independent effect so that if a particular action, event or condition is prohibited by any one of such covenants, the fact that it would be permitted by an exception to, or otherwise be in compliance within the provisions of, another covenant shall not avoid the occurrence of a Default if such action is taken, such event occurs or such condition exists.

Section 9.14      Distribution of Material. The Borrower agrees that the Administrative Agent may make any material delivered by the Borrower to the Administrative Agent, as well as any amendments, waivers, consents and other written information, agreements, documents, instruments and other materials relating to the Borrower or any of its Subsidiaries, or any other materials or matters relating to this Agreement or any of the other Loan Documents or any of the transactions contemplated hereby or thereby (collectively, the “Materials”) available to the Letter of Credit Issuer, the Swing Line Lender and the Banks by posting such Materials on an electronic delivery system (which may be provided by the Administrative Agent, an affiliate of the Administrative Agent or a Person that is not an affiliate of the Administrative Agent), such an IntraLinks, or a substantially similar electronic system (the “Platform”). The Borrower acknowledges that (a) the distribution of the Materials through an electronic medium is not necessarily secure and that there are confidentiality and other risks associated with such distribution, (b) the Platform is provided “as is” and “as available” and (c) neither the Administrative Agent nor any Administrative Agent-Related Person warrants the accuracy, completeness, timeliness, sufficiency, or sequencing of the Materials posted on the Platform. The Administrative Agent and the Administrative Agent-Related Persons expressly disclaim with respect to the Platform any liability for errors in transmission, incorrect or incomplete downloading, delays in posting or delivery, or problems accessing the Materials posted on the Platform and any liability for any losses, costs, expenses or liabilities that may be suffered or incurred in connection with the Platform. No warranty of any kind, express, implied or statutory, including, without limitation, any warranty of merchantability, fitness for a particular purpose, non-infringement of third party rights or freedom from viruses or other code defects, is made by the Administrative Agent or any Administrative Agent-Related Person in connection with the Platform.

Each of the Letter of Credit Issuer, the Swing Line Lender and each Bank agrees that notice to it (as provided in the next sentence) (a “Notice”) specifying that any Materials have been posted to the Platform shall for purposes of this Agreement constitute effective delivery to such Person of such information, documents or other materials comprising such Materials. Each of the Letter of Credit Issuer, the Swing Line Lender and each Bank agrees (a) to notify, on or before the date such Person becomes a party to this Agreement, the Administrative Agent in writing of such Person’s e-mail address to which a Notice may be sent (and from time to time thereafter to ensure that the Administrative Agent has on record an effective e-mail address for such Person) and (b) that any Notice may be sent to such e-mail address.

Section 9.15      USA PATRIOT Act Notice. Each of the Administrative Agent (for itself and not on behalf of the Letter of Credit Issuer, the Swing Line Lender or any Bank), the Letter of Credit Issuer, the Swing Line Lender and each Bank hereby notifies the Borrower that pursuant to the requirements of the USA Patriot Act (Title III of Pub. L. 107-56 (signed into law October 26, 2001)) (the "Act"), it is required to obtain, verify and record information that identifies the Borrower, which information includes the name and address of the Borrower and other information that will allow such Person to identify the Borrower in accordance with the Act.

[Signature pages to follow]

IN WITNESS WHEREOF, the parties hereto have caused this Credit Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

O’REILLY AUTOMOTIVE, INC.

By
Name:
Title:

WELLS FARGO BANK, NATIONAL

ASSOCIATION, in its individual capacity                  as a Bank and as the Swing Line Lender, the

Letter of Credit Issuer, the Administrative
Agent and the Sole Lead Arranger

By
Name:
Title:

BANK OF AMERICA, N.A., in its
individual capacity as a Bank and as
the Syndication Agent

By
Name:
Title:

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 31.1 – CEO Certification

CERTIFICATIONS

I, Greg Henslee, certify that:

1. I have reviewed this quarterly report on Form 10-Q of O’Reilly Automotive, Inc.;

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

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

Date: November 8, 2005	/s/ Greg Henslee

Greg Henslee, Co-President and

Chief Executive Officer (Principal Executive Officer)

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 31.2 – CFO Certification

CERTIFICATIONS

I, James R. Batten, certify that:

1. I have reviewed this quarterly report on Form 10-Q of O’Reilly Automotive, Inc.;

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

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

Date: November 8, 2005	/s/ James R. Batten

James R. Batten, Executive Vice President of Finance

and Chief Financial Officer (Principal Financial and

Accounting Officer)

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 32.1 – CEO Certification

O’REILLY AUTOMOTIVE, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Greg Henslee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Greg Henslee

Greg Henslee

Chief Executive Officer

Principle Executive Officer

November 8, 2005

This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 32.2 – CFO Certification

O’REILLY AUTOMOTIVE, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James R. Batten, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ James R. Batten

James R. Batten

Chief Financial Officer

November 8, 2005

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

The risk factors listed in this exhibit, as well as any cautionary language in this Form 10-Q, are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired business, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described in these forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in our annual report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) could have a material adverse effect on our business, operating results and financial condition.

Competition

We compete with a large number of retail (DIY) and wholesale (professional installers) automotive aftermarket product suppliers. The distribution of automotive aftermarket products is a highly competitive industry, particularly in the more densely populated market areas that we serve. Competitors include national and regional automotive parts chains, independently owned parts stores (some of which are associated with national auto parts distributors or associations), automobile dealerships, mass or general merchandise, discount and convenience chains that carry automotive products, independent warehouse distributors and parts stores and national warehouse distributors and associations. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than we are overall but have a greater presence than we do in a particular market. For a list of our principal competitors, see the ''Competition'' section of Item 1 to our 2004 Form 10-K.

No Assurance of Future Growth

We believe that our ability to open additional stores at an accelerated rate will be a significant factor in achieving our growth objectives for the future. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2005 and beyond will be achieved. For a discussion of our growth strategies, see the ''Growth and Expansion Strategies'' section of Item 1 to our 2004 Form 10-K.

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

Dependence Upon Key and Other Personnel

Our success has been largely dependent on the efforts of certain key personnel, including David E. O'Reilly, Ted F. Wise, Greg L. Henslee and James R. Batten. Our business and results of operations could be materially adversely affected by the loss of the services of one or more of these individuals. Additionally, our successful implementation and management of our growth and expansion strategies will depend on our ability to continue to attract and retain qualified personnel. We cannot be sure that we will be able to continue to attract such personnel. For a further discussion of our management and personnel, see the ''Business'' section of Item 1 and Item 4a of our 2004 Form 10-K and our Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Shareholders.

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