Form 10-K
period 2005-12-31
O REILLY AUTOMOTIVE INC
filed 2006-03-15
CIK 898173

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission file number 0-21318

O'REILLY AUTOMOTIVE, INC.
(Exact name of registrant as specified in its charter)

Missouri	44-0618012
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

233 South Patterson
Springfield, Missouri 65802
(Address of principal executive offices, zip code)

(417) 862-6708
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer☒ Accelerated Filer☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). Yes ☐ No ☒

At February 28, 2006, an aggregate of 112,425,511 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $3,678,563,000 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

At June 30, 2005, an aggregate of 111,816,886 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $3,335,498,000 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

DOCUMENTS INCORPORATED BY REFERENCE

As provided below, portions of the registrant’s documents specified below are incorporated here by reference:

Document	Part-Form 10-K

Portions of the Annual Shareholders’ Report for the Year Ended December 31, 2005	Part II and IV

Proxy Statement for 2006 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A within 120 days of the end of registrant’s most recently completed fiscal year)	Part III

Forward Looking Information

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the Risk Factors sections of this annual report on Form 10-K for the year ended December 31, 2005, for additional factors that could materially affect our financial performance.

PART I

Item 1. Business

General

O'Reilly Automotive, Inc. is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (DIY) customers and professional installers. At December 31, 2005, we operated 1,470 stores in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Minnesota, Mississippi, Missouri, Montana, Nebraska, North Carolina, North Dakota, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Virginia, Wisconsin and Wyoming. Our stores carry an extensive product line consisting of:

•	new and remanufactured automotive hard parts, such as alternators, starters, fuel pumps, water pumps, brake shoes and pads, chassis parts and engine parts;
•	maintenance items, such as oil, antifreeze, fluids, engine additives and appearance products;
•	accessories, such as floor mats and seat covers; and
•	a complete line of autobody paint and related materials, automotive tools and professional service equipment.

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

Our Internet address is www.oreillyauto.com. Interested readers can access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission website at www.sec.gov. Such reports are generally available on the day they are filed. Additionally, the Company will furnish interested readers a paper copy of such reports, upon request, free of charge.

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

Competitive Advantages

Proven Ability to Execute Dual Market Strategy. We have an established track record of serving both DIY customers and professional installers. We believe our ability to execute a dual market strategy is a competitive advantage, which enables us to:

• target a larger base of consumers of automotive aftermarket parts;
• capitalize on our existing retail and distribution infrastructure;
• profitably operate both in large markets and less densely populated geographic areas that typically attract fewer competitors; and
• enhance service levels offered to our DIY customers by offering a broad selection of stock keeping units (SKUs) and extensive product knowledge required by professional installers.

We have been committed to a dual market strategy for over 20 years. In 2005, we derived approximately 52.0% of our product sales from our DIY customers and approximately 48.0% from our professional installer customers. As a result of our historical success in executing our dual market strategy and our 169 full-time sales representatives dedicated solely to calling upon and selling to the professional installer, we believe we will increase the sales to professional installers and have a competitive advantage over our retail competitors who have only recently entered and begun focusing on the professional installer market.

Superior Customer Service. We seek to attract new DIY and professional installer customers and to retain existing customers by offering superior customer service, the key elements of which include:

•	superior in-store service through highly-motivated, technically proficient store personnel (Professional Parts People) using advanced point-of-sale systems;
•	an extensive selection of products;
•	attractive stores in convenient locations; and
•	competitive pricing, with a low price guarantee.

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

Strategic Distribution Systems. We believe that the geographic concentration of our store network in twenty-five, contiguous states (Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Minnesota, Mississippi, Missouri, Montana, Nebraska, North Carolina, North Dakota, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Virginia, Wisconsin and Wyoming) and the strategic locations of our thirteen distribution centers enable us to maintain optimum inventory levels throughout our store network. In addition, our inventory management and distribution systems electronically link each of our stores to a distribution center, providing for efficient inventory control and management. Our distribution system provides each of our stores with same day or overnight access to over 100,000 SKUs, many of which are hard to find items not typically stocked by other auto parts retailers. We believe the availability of a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

Experienced Management Team. Our management team has a demonstrated ability to successfully execute our business plan, including the identification and integration of strategic acquisitions. We have experienced thirteen consecutive years of record revenues and earnings growth since becoming a public company in April 1993. We have a strong senior management team comprised of 79 professionals who average over 15 years of experience with O'Reilly. In addition, our 113 corporate managers average over 12 years of experience with us and our 142 district managers average over 9 years of experience with us.

Growth and Expansion Strategies

Aggressively Open New Stores. We intend to continue to aggressively open new stores in order to achieve greater penetration in existing markets and to expand into new, contiguous markets. We plan to open approximately 170-175 stores in 2006 and approximately 185-190 stores in 2007. A majority of the sites for our proposed 2006 store openings and several of the sites for our proposed 2007 store openings have been identified. In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in areas such as management, advertising and distribution.

We target both small (population less than 100,000) and large (population greater than 100,000) markets for expansion of our store network. (See the store locations table on page 6 for a breakdown of net new stores by state.) While we have faced, and expect to continue to face, more aggressive competition in the more densely populated markets, we believe that we have competed effectively, and that we are well positioned to continue to compete effectively, in such markets and achieve our goal of continued sales and profit growth within these markets. We also believe that because of our dual market strategy, we are better able to operate stores in less densely populated areas within our regional market, which would not otherwise support a national or regional chain store selling to one portion of the market or the other. Consequently, we expect to continue to open new stores in less densely populated market areas.

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

Selectively Pursue Strategic Acquisitions. Although the automotive aftermarket industry is still highly fragmented, we believe the ability of national and regional specialty retail chains, such as ourselves, to operate more efficiently than smaller independent operators or mass merchandisers will result in continued industry consolidation. Thus, we intend to selectively pursue acquisition targets that will strengthen our position as a leading automotive products retailer.

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

Products and Purchasing

Our stores offer DIY and professional installer customers a wide selection of brand name and private label products for domestic and imported automobiles, vans and trucks. We do not sell tires or perform automotive repairs or installations. Our merchandise generally consists of nationally recognized, well-advertised, name brand products such as AC Delco, Moog, Murray, Wagner, Gates Rubber, Federal Mogul, Monroe, Prestone, Quaker State, Pennzoil, Castrol, Valvoline, STP, BWD, Cardone, Wix, Armor All and Turtle Wax. In addition to name brand products, our stores carry a wide variety of high-quality private label products under our O'Reilly Auto Parts®, SuperStart®, BrakeBest®, Ultima®, Master Pro® and Omnispark® proprietary name brands. Because most of our private label products are produced by nationally recognized manufacturers in accordance with our specifications, we believe that the private label products are generally of equal or, in some cases, better quality than comparable name brand products, a characteristic which is important to our professional installer clientele. We further believe that the private label products are packaged attractively to promote customer interest and are generally priced below comparable name brand products carried in our stores.

We purchase automotive products from approximately 400 vendors, the five largest of which accounted for approximately 34% of our total purchases in 2005. Our largest vendor in 2005 accounted for approximately 17% of our total purchases and the next four largest vendors accounted for 3-5% of such purchases each. We have no long-term contractual purchase commitments with any of our vendors, nor have we experienced difficulty in obtaining satisfactory alternative sources of supply for automotive parts. We believe that alternative supply sources exist at substantially similar costs, for substantially all automotive products that we sell. It is our policy to take advantage of payment and seasonal purchasing discounts offered by our vendors, and to utilize extended dating terms available from vendors due to volume purchasing. During 2005, we entered into various programs and arrangements with certain of our vendors that provide for extended dating and payment terms for inventory purchases, including pay-on-scan arrangements. We consider our relationships with our vendors to be good.

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

Store Network

Store Locations. As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and less densely populated areas that would not otherwise support a national or regional chain selling to just one portion of the automotive aftermarket. The following table sets forth the geographic distribution of our stores:

	December 31, 2004	Net Stores Added	December 31, 2005
State	Store Count	In 2005	Store Count
Alabama	73	8	81
Arkansas	74	7	81
Florida	10	1	11
Georgia	22	42	64
Illinois	32	17	49
Indiana	8	5	13
Iowa	65	-	65
Kansas	58	1	59
Kentucky	35	4	39
Louisiana	56	8	64
Minnesota	-	40	40
Mississippi	47	5	52
Missouri	142	7	149
Montana	-	16	16
Nebraska	24	2	26
North Carolina	21	6	27
North Dakota	-	3	3
Oklahoma	100	-	100
South Carolina	1	11	12
South Dakota	-	2	2
Tennessee	93	6	99
Texas	387	17	404
Virginia	1	2	3
Wisconsin	-	7	7
Wyoming	-	4	4
Total	1,249	221	1,470

Our stores on average carry approximately 21,000 SKUs and average approximately 6,700 total square feet in size. At December 31, 2005, we had a total of approximately 9.8 million square feet in our 1,470 stores. Our stores are served primarily by the nearest distribution center, but also have access to the broader selection of inventory available at one of our 93 Master Inventory Stores, which on average carry approximately 34,500 SKUs and average approximately 9,000 square feet in size. Master Inventory Stores, in addition to serving DIY and professional installer customers in their markets, also provide our other stores within their area access to a greater selection of SKUs on a same-day basis.

We believe that our stores are ''destination stores'' generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Consequently, most of our stores are freestanding buildings situated on or near major traffic thoroughfares, and offer ample parking and easy customer access.

Store Layout. We utilize a computer-assisted ''plan-o-grammed'' store layout system to provide a uniform and consistent merchandise presentation; however, each store’s inventory assortment is customized to meet the specific needs of a particular market area. Merchandise is arranged to provide easy customer access and maximum selling space, keeping high-turnover products and accessories within view of the customer. Aisle displays are generally used to feature high-demand or seasonal merchandise, new items and advertised specials.

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

New Store Site Selection. In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in management, advertising and distribution. Other key factors we consider in the site selection process include:

•	population density and growth patterns;
•	age and per capita income;
•	vehicle traffic counts;
•	the number and type of existing automotive repair facilities; and
•	the number of auto parts stores and other competitors within a pre-determined radius and the operational strength of such competitors.

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

Distribution System

We currently operate thirteen distribution centers comprised of approximately 3.5 million square feet (see the “Properties” table in Item 2 of this Form 10-K for a detailed listing of distribution center square footage). Our distribution centers are equipped with highly automated conveyor systems, which expedite the movement of our products to loading areas for shipment to individual stores on a nightly basis. The distribution centers utilize computer-assisted technology to electronically receive orders from computers located in each of our stores. In addition to the bar code system employed in our stores, each of our stores is connected through high-speed data transmission technology to our distribution centers and corporate headquarters.

We believe that our distribution system assists us in lowering our inventory-carrying costs, improving our store in-stock positions, and controlling and managing our inventory. Moreover, we believe that our expanding network of distribution centers allows us to more efficiently service existing stores, as well as new stores planned for opening in contiguous market areas. Our distribution center expansion strategy also complements our new store opening strategy by supporting newly established clusters of stores located in the regions surrounding each distribution center. As part of our continuing efforts to enhance our distribution network, in 2006 we plan to:

•	open our fourteenth distribution center in Indianapolis, Indiana;
•	continue to implement improvement plans to increase inventory turnover in all distribution centers;
•	implement a hands-free/eyes-free voice picking system in selected distribution centers; and
•	upgrade material handling equipment in several distribution centers including conveyor systems, forklifts and racking.

Marketing

Marketing to the DIY Customer. We aggressively promote sales to DIY customers through an extensive advertising program, which includes direct mail, newspaper, radio and television advertising in selected markets. We believe that our advertising and promotional activities have resulted in significant name recognition in each of our market areas. Newspaper and radio advertisements are generally directed towards specific product and price promotions, frequently in connection with specific sale events and promotions. To promote sales to car enthusiasts, who we believe on an individual basis spend more on automotive products than the general public, we sponsor 11 nationally televised races and over 1,200 motorsports races and car shows in 25 states, including 3 NASCAR Craftsmen Truck Series Races, 2 NASCAR Busch Series Races, 6 National Hotrod Racing Association races, as well as the O’Reilly Chili Bowl. O’Reilly Auto Parts is the “official auto parts store” of Texas Motor Speedway, Kansas Speedway, Bristol Motor Speedway, Houston Raceway Park, Texas Motorplex, Memphis Motorsports Park, Heartland Park, Gateway International, Atlanta Motor Speedway, Atlanta Dragway, Indianapolis Raceway Park and Talladega Speedway.

Beginning in 2003, we started work on branding the O’Reilly name in the National Collegiate Athletic Association (NCAA.) Our first initiative was to partner with Texas Tech University through a variety of programs including sponsoring a television show featuring Bobby Knight, the coach of the men’s basketball team at Texas Tech University, placing the O’Reilly logo on the home basketball court and coach Knight’s sweater, and advertising on the backs of seats and banners for the scoring table. This has led to additional opportunities with approximately 53 colleges and 4 conferences in our current markets. In 2006 we signed an agreement with Steve Alford, Head Coach of the Iowa Hawkeyes for radio and television coverage. We have found that the more progressive marketing concepts utilized in the DIY portion of our business can also be applied to increase sales to our professional installer customers.

Marketing to the Professional Installer. We have 169 full-time O'Reilly sales representatives strategically located in the more densely populated market areas that we serve, and each is dedicated solely to calling upon and selling to the professional installer. Our First Call program includes a dedicated sales force, sales and promotions directed to the professional installer and overnight delivery service from the distribution center to the professional customer. Moreover, each district manager and store manager throughout our store network calls upon existing and potential new professional installer customers on a regular basis. Our First Call marketing strategy, with respect to professional installers, emphasizes our ability to offer:

• prompt delivery using small trucks or vans operated by all of our stores;
• a separate counter in all of our stores dedicated exclusively to serving professional installers;
• trade credit for qualified professional installers;
• broad inventory of merchandise and competitive pricing;
• First Call Online, a dedicated internet based catalog system designed for our professional installers that connects directly to our inventory system; and
• seminars concerning topics of interest to professional installers, such as technical updates, safety and general business management.

Marketing to the Independently Owned Parts Store. Along with the operation of the distribution centers and the distribution of automotive products to our stores, Ozark Automotive Distributors, Inc., our wholly-owned subsidiary (Ozark), also sells automotive products to independently owned parts stores (jobber stores) throughout our trade areas. These jobber stores are generally located in areas not directly serviced by an O'Reilly store. Ozark operates its own separate marketing program to jobber stores.

Of the approximately 245 jobber stores currently purchasing automotive products from Ozark, 169 participate in the Auto Value® program and 76 participate in the Bumper to Bumper® program through Ozark. As a participant in these programs, a jobber store which meets certain minimum financial and operational standards is permitted to indicate its Auto Value® or Bumper to Bumper® membership through the display of the respective logo, which is owned by The Alliance, Inc., a non-profit buying group consisting of approximately 4,500 member stores, as of December 31, 2005, including O'Reilly, engaged in the distribution or sale of automotive products. Additionally, we provide advertising and promotional assistance to Auto Value® and Bumper to Bumper® stores purchasing automotive products from Ozark, as well as marketing and sales support. In return for a commitment to purchase automotive products from Ozark, we offer assistance to an Auto Value® or Bumper to Bumper® jobber store by making available computer software for business management and inventory control.

Management Structure

Each of our stores is staffed with a store manager and an assistant manager, in addition to the parts specialists and support staff required to meet the specific needs of each store. Each of our 142 district managers has general supervisory responsibility for an average of 10 stores.

Each district manager receives comprehensive training on a monthly basis, focusing on management techniques, new product announcements, advanced automotive systems and our policies and procedures. In turn, the information covered at such meetings is discussed in full by district managers at bi-monthly meetings with their store managers. All assistant managers and manager trainees are required to successfully complete a six-month manager training program, which includes classroom and field training, as a prerequisite to becoming a store manager. This program covers operations extensively, as well as principles of successful management. In addition, all new or prospective managers attend a manager development program, at the corporate office headquarters, which includes 40 hours of classroom training. Upon returning to the stores, managers are given continuous field training throughout their management experience.

We provide financial incentives to our district managers and all store team members through an incentive compensation program. Under our incentive compensation program, base salary is augmented by incentive compensation based upon the achievement of sales and profitability goals. We believe that our incentive compensation program significantly increases the motivation and overall performance of our Professional Parts People and our ability to attract and retain qualified management and other personnel.

Most of our current senior management, district managers and store managers were promoted to their positions from within the Company. Our senior management team averages 15 years of experience with the Company, corporate managers average over 12 years of service and district managers have an average length of service with the Company of over 9 years.

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

We screen prospective employees, whom we refer to as team members, to identify highly motivated individuals either with experience in automotive parts or repairs, or an aptitude for automotive knowledge. Each person who becomes a team member first participates in an intensive two-day orientation program designed to introduce the team member to our culture and his or her job duties before being assigned specific job responsibilities. The successful completion of additional training is required before a team member is deemed qualified as a parts specialist and thus able to work at the parts counter at our stores. All new counter people are required to successfully complete a six-month basic automotive systems training course and are then enrolled in a six-month advanced automotive systems course for certification by the National Institute for Automotive Service Excellence (ASE), which administers national exams for various automotive specialties and requires ASE certified specialists to take recertification exams every five years.

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

Customer Service

We seek to provide our customers with an efficient and pleasant in-store experience by maintaining attractive stores in convenient locations with a wide selection of automotive products. We believe that the satisfaction of DIY and professional installer customers is substantially dependent upon our ability to provide, in a timely fashion, the specific automotive product requested. Accordingly, each O'Reilly store carries a broad selection of automotive products designed to cover a wide range of vehicle specifications. We continuously refine the inventory levels carried in our stores, based in large part on the sales movement shown by our computerized inventory control system, market vehicle registration data and management's assessment of the changes and trends in the marketplace.

Pricing

We believe that a competitive pricing policy is essential within product categories in order to compete successfully. Product pricing is generally established to meet the pricing policies of competitors in the market area served by each store. Most automotive products that we sell are priced based on a combination of competitive shops and internal gross margin target and are generally sold at discounts to the manufacturer suggested prices, and additional savings are offered through volume discounts and special promotional pricing. Consistent with our low price guarantee, each of our stores will match any verifiable price on any in-stock product of the same or comparable quality offered by any of our competitors.

Competition

We compete in both the DIY and professional installer portions of the automotive aftermarket. We compete primarily with:

•	national and regional retail automotive parts chains (such as AutoZone, Inc., Advance Auto Parts, CSK Auto Corp. and the Pep Boys- Manny, Moe and Jack, Inc.)
•	independently owned parts stores;
•	wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations such as NAPA and CarQuest);
•	automobile dealers; and
•	mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.).

We compete on the basis of customer service, which includes merchandise selection and availability, price, helpfulness of store personnel and store layout and location.

Team Members

As of December 31, 2005, we had 15,686 full-time team members and 3,928 part-time team members, of whom 15,506 were employed at our stores, 2,959 were employed at our distribution centers and 1,149 were employed at our corporate and regional offices. Our team members are not subject to a collective bargaining agreement. We consider our relations with our team members to be excellent, and we strive to promote good relations with our team members through various programs designed for such purposes.

Servicemarks and Trademarks

We have registered the servicemarks O'Reilly Automotive®, O'Reilly Auto Parts®, and Parts Payoff® and the trademarks SuperStart®, BrakeBest®, Omnispark®, First Call®, Ultima®, Micro-Gard® and Master Pro®. Further, we are licensed to use the registered trademarks and servicemarks Auto Value®, Parts Master® and Bumper to Bumper® owned by The Alliance, Inc. in connection with our marketing program. We believe that our business is not otherwise dependent upon any patent, trademark, servicemark or copyright.

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

Item 1A.	Risk Factors

Our future performance is subject to a variety of risks and uncertainties. Although the risks described below are the risks that we believe are material, there may also be risks of which we are currently unaware, or that we currently regard as immaterial based on the information available to us that later may prove to be material. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-K and in our other filings with the Securities and Exchange Commission could have a material adverse effect on our business, operating results and financial condition. Actual results, therefore, may materially differ from anticipated results described in these forward-looking statements.

The automotive aftermarket business is highly competitive, and we may have to risk our capital to remain competitive.

Both the DIY and professional installer portions of our business are highly competitive, particularly in the more densely populated areas that we serve. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than we are overall but have a greater presence than we do in a particular market. We may have to expend more resources and risk additional capital to remain competitive. For a list of our principal competitors, see the ''Competition'' section of Item 1 of this Form 10-K.

We cannot assure future growth will be achieved.

We believe that our ability to open additional stores at an accelerated rate will be a significant factor in achieving our growth objectives for the future. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2006 and beyond will be achieved. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. For a discussion of our growth strategies, see the ''Growth and Expansion Strategies'' section of Item 1 of this Form 10-K.

Risks associated with acquisitions may not lead to expected growth and could result in increased costs and inefficiencies.

We expect to continue to make acquisitions as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth to differ from our expectations. For example:

• we may not be able to continue to identify suitable acquisition candidates or to acquire additional companies at favorable prices or on other favorable terms;
• our management’s attention may be distracted;
• we may fail to retain key acquired personnel;
• we may assume unanticipated legal liabilities and other problems;
• we may not be able to successfully integrate the operations (account and billing functions, for example) of businesses we acquire to realize economic, operational and other benefits; and
• we may fail or be unable to discover liabilities of businesses that we acquire for which we, as a successor owner or operator, may be liable.

We are sensitive to regional economic and weather conditions that could reduce our sales.

All of our stores are located in the Central, Midwest and Southern United States. In particular, approximately 27% of our stores are located in Texas. Therefore, our business is sensitive to the economic and weather conditions of these regions. Unusually inclement weather has historically reduced our sales, particularly to DIY customers.

We depend on certain key and other personnel to successfully manage and grow our business.

Our success has been largely dependent on the efforts of certain key personnel, including David O'Reilly, Ted Wise, Greg Henslee and Jim Batten. Our business and results of operations could be materially adversely affected by the unexpected loss of the services of one or more of these individuals. Additionally, the successful implementation and management of our growth and expansion strategies will depend on our ability to continue to attract and retain qualified personnel. We cannot be sure that we will be able to continue to attract such qualified personnel, which could cause us to be less efficient and reduce our sales. For a further discussion of our management and personnel, see the ''Business'' section of Item 1 and Item 4a of this Form 10-K and our Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Shareholders, a portion of which is incorporated herein.

If the O'Reilly family acts together, they will be a significant factor in a shareholder vote.

As of the date of this Form 10-K, the O'Reilly family beneficially owns approximately 7%, or 8,020,205 shares, of the outstanding shares of our common stock. As a result, the O'Reilly family, if they act together, represents one of the largest known blocks of our shares and may continue to be a significant factor in any matter voted on by our shareholders, including the election of our directors and any merger, sale of assets or other change in control.

The market price of our common stock may be volatile and could expose us to securities class action litigation.

The stock market and the price of our common stock may be subject to wide fluctuations based on general economic and market conditions. The market price for our common stock may also be affected by our ability to meet analysts' expectations. Failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock.

In addition, stock market volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. Downturns in the stock market may cause the price of our common stock to decline. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business.

Sales of shares of our common stock eligible for future sale could adversely affect our share price.

All of the shares of common stock currently held by our affiliates may be sold in reliance upon the exemptive provisions of Rule 144 of the Securities Act of 1933, as amended, subject to certain volume and other conditions imposed by such rule. We cannot predict the effect, if any, that future sales of shares of common stock or the availability of such shares for sale will have on the market price of the common stock prevailing from time to time. We believe sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect the prevailing market price of the common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table provides certain information regarding our administrative offices and distribution centers as of December 31, 2005:

		Square
Location	Principal Use(s)	Footage	Interest
Atlanta, GA	Distribution Center	482,860	Leased (a)
Billings, MT	Distribution Center	79,300	Leased (b)
Dallas, TX	Distribution Center	464,265	Owned
Des Moines, IA	Distribution Center	229,016	Owned
Houston, TX	Distribution Center	530,138	Owned
Kansas City, MO	Distribution Center	148,416	Owned
Knoxville, TN	Distribution Center	163,389	Owned
Little Rock, AR	Distribution Center	127,052	Leased (c)
McAllen, TX	Bulk Facility	17,500	Leased (d)
Mobile, AL	Distribution Center	324,789	Leased (e)
Nashville, TN	Distribution Center	433,641	Leased (f)
Oklahoma City, OK	Distribution Center	307,685	Owned
Springfield, MO	Corporate Offices	54,910	Leased (g)
Springfield, MO	Corporate Offices, Training and Technical Center	33,580	Leased (h)
Springfield, MO	Distribution Center, Bulk and Return Facilities and Corporate Offices	333,332	Owned
Springfield, MO	Return Facility	130,150	Leased (i)
St. Paul, MN	Distribution Center	174,961	Leased (j)
		4,034,984

(a)	Occupied under the terms of a lease expiring October 31, 2024, with an unaffiliated party, subject to renewal for ten five-year terms at our option.

(b)	Occupied under the terms of a lease expiring January 31, 2007, with an unaffiliated party, subject to renewal for two five-year terms at our option.

(c)	Occupied under the terms of a lease with an unaffiliated party expiring March 31, 2012, subject to renewal for four five-year terms at our option.

(d)	Occupied under the terms of a lease with an affiliated party expiring April 30, 2017, subject to renewal for three five-year options.

(e)	Occupied under the terms of a lease with an unaffiliated party expiring December 31, 2012, subject to renewal for ten five-year terms at our option.

(f) Occupied under the terms of a two separate leases with an unaffiliated party with the distribution center lease expiring on December 14, 2008 and December 31, 2008, subject to renewal of two five-year options.

(g) Occupied under the terms of a lease with an unaffiliated party expiring March 31, 2007, subject to renewal for one three-year term at our option.

(h)	Occupied under the terms of a lease expiring July 31, 2007, with an unaffiliated party, subject to renewal for three five-year terms at our option.

(i)	Occupied under the terms of two separate leases with an unaffiliated party both expiring May 31, 2007, subject to renewal of five five-year terms at our option.

(j)	Occupied under the terms of a lease expiring May 31, 2007, with an unaffiliated party, subject to renewal for two one-year terms at our option.

Of the 1,470 stores that we operated at December 31, 2005, 578 stores were owned, 822 stores were leased from unaffiliated parties and 70 stores were leased from one of three entities owned by the O'Reilly family. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses, and an original term of 10 years, subject to one or more renewals at our option. We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby. Such master lease agreements with two of the three O’Reilly family entities have been modified to extend the term of the lease agreement for specific stores. The master lease agreements or modifications thereto expire on dates ranging from March 31, 2008 to December 31, 2019. We believe that the lease agreements with the entities are on terms comparable to those obtainable from third parties.

We believe that our present facilities are in good condition, are adequately insured and, together with those under construction, are suitable and adequate for the conduct of our current operations.

Item 3.	Legal Proceedings

We are involved in various legal proceedings incidental to the ordinary conduct of our business. Although we cannot ascertain the amount of liability that we may incur from any of these matters, we do not currently believe that, in the aggregate, these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

Item 4A.	Executive Officers of the Registrant

The following paragraphs discuss information about executive officers of the Company who are not also directors:

Greg L. Henslee, age 45, Chief Executive Officer and Co-President, has been an O’Reilly team member for 21 years. Mr. Henslee’s primary areas of responsibility are Merchandise, Systems and Distribution. His O’Reilly career started as a parts specialist, and during his first five years he served in several positions in retail store operations, including district manager. From there he advanced to Computer Operations Manager, and over the past ten years, he has served as Director of Computer Operations/Loss Prevention, Vice President of Store Operations and as Senior Vice President. He has been President of Merchandise, Distribution, Information Systems and Loss Prevention since July 1999, and in his current positions of Chief Executive Officer and Co-President since February 2005.

Ted F. Wise, age 55, Chief Operating Officer and Co-President, has been an O’Reilly team member for 35 years. Mr. Wise’s primary areas of responsibility are Sales, Operations and Real Estate. He began his O’Reilly career in sales in 1970, was promoted to store manager in 1973 and became our first district manager in 1977. He continued his progression through the ranks as Operations Manager, Vice President, Senior Vice President focusing on Operations and Sales, and Executive Vice President. He has been President of Sales, Operations and Real Estate since July 1999, and in his current positions of Chief Operating Officer and Co-President since February 2005.

James R. Batten, CPA, age 43, Executive Vice President of Finance, Chief Financial Officer and Treasurer has been an O’Reilly team member for 13 years. Mr. Batten’s primary areas of responsibility are Accounting and Finance. His O’Reilly career started as Finance Manager in January 1993 where he served until being promoted to Chief Financial Officer in March 1994. Prior to joining us in January 1993, Mr. Batten was employed by the accounting firms of Whitlock, Selim & Keehn, from 1986 to 1993 and Deloitte, Haskins & Sells from 1984 until 1986.

Jeff Shaw, age 43, Senior Vice President of Sales and Operations, has been an O'Reilly team member for 16 years. Mr. Shaw's primary areas of responsibility are managing Store Sales and Operations. His O'Reilly career started as a parts specialist, and has progressed through the roles of store manager, district manager, regional manager and Vice President of the Southern division. He has been Vice President of Sales and Operations since 2003 and in his current position as Senior Vice President of Sales and Operations since 2004.

Mike Swearengin, age 45, Senior Vice President of Merchandise, has been an O'Reilly team member 12 years. Mr. Swearengin's primary areas of responsibility are Merchandise and Purchasing. His O'Reilly career started as a Product Manager, a position he held four years. From there he advanced to senior product manager, director of merchandise and Vice President of Merchandise with responsibility for product mix and replenishment. He has been in his current position as Senior Vice President since January 2004.

David McCready, age 45, Senior Vice President of Distribution Operations, has been an O'Reilly team member for 10 years. Mr. McCready’s primary area of responsibility is distribution. Mr. McCready joined the Company as Distribution Center Manager of the Kansas City facility. He subsequently served as regional distribution center manager, director of distribution and Vice President of Distribution. He has been in his current position as Senior Vice President since 2005.

PART II

Item 5.	Market For Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividend Information on page 52 of the Annual Shareholders’ Report for the year ended December 31, 2005, under the captions, “Market Prices and Dividend Information” and “Number of Shareholders,” are incorporated herein by reference. During fiscal 2005, we made no purchases or repurchases of our common stock.

Item 6.	Selected Financial Data

Selected Financial Data on pages 22 and 23 of the Annual Shareholders’ Report for the year ended December 31, 2005, under the caption “Selected Consolidated Financial Data,” is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 26 through 32 of the Annual Shareholders’ Report for the year ended December 31, 2005, under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a policy, we do not engage in speculative or derivative transactions, nor do we hold or issue financial instruments for trading purposes. We are exposed to changes in interest rates primarily as a result of our borrowing activities. Based on our outstanding long-term debt balance at December 31, 2005, a 100 basis point change in interest rates would not have a material impact on our financial condition.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, the notes thereto and the report of Ernst & Young LLP, our independent registered public accounting firm, on pages 34 through 48 of the Annual Shareholders' Report for the year ended December 31, 2005, under the captions, “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Report of Independent Registered Public Accounting Firm,” are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2005, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s assessment of our internal control over financial reporting and the attestation report of the independent registered public accounting firm on pages 32 and 33, respectively, on the Annual Shareholders’ Report for the year ended December 31, 2005, under the captions, “Management’s Report on Internal Control Over Financial Reporting: and “Report of Independent Registered Public Accounting Firm,” are incorporated herein by reference.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information regarding the directors of the Company contained in the Company's Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Shareholders (the Proxy Statement) under the caption “Proposal 1-Election of Class I Directors” is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year end. The information regarding executive officers called for by item 401 of Regulation S-K is included in Part I as Item 4A, in accordance with General Instruction G(3) to Form 10-K, for our executive officers who are not also directors.

Our Board of Directors has adopted a code of ethics that applies to all of our directors, officers (including its chief executive officer, chief operating officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and employees. Our Code of Ethics is available on our website at www.oreillyauto.com.

Our Board of Directors has determined that John Murphy, Chairman of the Audit Committee, is independent under the standards of Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the requirements of The Nasdaq Marketplace Rule 4350(d)(2) and that Mr. Murphy qualifies as an audit committee financial expert under Item 401(h)(2) of Regulation S-K.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included in the Company's Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” is incorporated herein by reference.

Item 11.	Executive Compensation

The material in the Proxy Statement under the caption “Executive Compensation,” other than the material under the captions “Compensation Committee Report,” “Audit Committee Report” and “Performance Graph” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding our equity compensation plans in the Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference. The material in the Proxy Statement under the caption “Security Ownership of Management and Certain Beneficial Owners” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The material in the Proxy Statement under the caption “Transactions with Insiders and Others” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The material in the Proxy Statement under the caption “Fees Paid to Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements-O'Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders' Report of the registrant for the year ended December 31, 2005, incorporated herein by reference in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2005, and 2004 (page 34)

Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003 (page 35)

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, 2004, and 2003 (page 36)

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003 (page 37)

Notes to Consolidated Financial Statements for the years ended December 31, 2005, 2004, and 2003 (pages 38-47)

Report of Independent Registered Public Accounting Firm (page 48)

2. Financial Statement Schedule-O'Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statement schedule of O'Reilly Automotive, Inc. and Subsidiaries is included in Item 15(c):

Schedule II-Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Exhibits

See Exhibit Index on page E-1.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Col. A	Col. B	Col. C		Col. D		Col. E
Description	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Additions – Charged to Other Accounts – Describe	Deductions – Describe		Balance at End of Period

(Amounts in thousands)
Year ended December 31, 2005: Deducted from asset account: Allowance for doubtful accounts	$3,417	$4,968	$--	$5,607	(1)	$2,778

Year ended December 31, 2004: Deducted from asset account: Allowance for doubtful accounts	$986	$5,900	$--	$3,469	(1)	$3,417

Year ended December 31, 2003: Deducted from asset account: Allowance for doubtful accounts	$865	$2,319	$--	$2,198	(1)	$986

(1) Uncollectible accounts written off

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O'REILLY AUTOMOTIVE, INC.
(Registrant)

Date: March 15, 2006

By /s/ Greg Henslee

Greg Henslee
Chief Executive Officer and Co-President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David E. O’Reilly David E. O'Reilly	Director and Chairman of the Board	March 15, 2006

/s/ Lawrence P. O’Reilly Lawrence P. O'Reilly	Director and Vice-Chairman of the Board	March 15, 2006

/s/ Charles H. O’Reilly, Jr. Charles H. O'Reilly, Jr.	Director and Vice-Chairman of the Board	March 15, 2006

/s/ Rosalie O’Reilly Wooten Rosalie O'Reilly Wooten	Director	March 15, 2006

/s/ Greg Henslee Greg Henslee	Chief Executive Officer and Co-President (principal executive officer)	March 15, 2006

/s/ Ted Wise Ted Wise	Chief Operating Officer and Co-President	March 15, 2006

/s/ James R. Batten James R. Batten	Executive Vice-President of Finance Chief Financial Officer and Treasurer (principal financial officer)	March 15, 2006

/s/ Jay D. Burchfield Jay D. Burchfield	Director	March 15, 2006

/s/ Joe C. Greene Joe C. Greene	Director	March 15, 2006
/s/ Paul R. Lederer Paul R. Lederer	Director	March 15, 2006
/s/ John Murphy John Murphy	Director	March 15, 2006

/s/ Ronald Rashkow Ronald Rashkow	Director	March 15, 2006

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Plan of Reorganization Among the Registrant, Greene County Realty Co. (“Greene County Realty”) and Certain Shareholders.

2.2

Agreement and Plan of Merger, dated as of December 23, 1997, by and among O’Reilly Automotive, Inc., Shamrock Acquisition, Inc. and Hi-Lo Automotive, Inc., filed as Exhibit (c)(1) to the Registrant’s Tender Offer Statement on Schedule 14D-1 dated December 23, 1997, are incorporated herein by this reference.

3.1*	Restated Articles of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant as Amended by Amendment No. 1, filed as Exhibit 3.2 to the Form 8-K dated November 12, 2003, is incorporated herein by reference.

3.3

Amendment to the Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30,1999, are incorporated herein by this reference.

4.1*	Form of Stock Certificate for Common Stock.

4.2

Rights Agreement, dated as of May 7, 2002, between O'Reilly Automotive, Inc. and UMB Bank, N.A., as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B and the Form of Summary of Rights as Exhibit C, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 8, 2002, is incorporated herein by this reference.

10.1* (a)	Form of Employment Agreement between the Registrant and David E. O'Reilly, Lawrence P. O'Reilly, Charles H. O'Reilly, Jr. and Rosalie O'Reilly Wooten.

10.2*	Lease between the Registrant and O'Reilly Investment Company.

10.3*	Lease between the Registrant and O'Reilly Real Estate Company.

10.4 (a)

Form of Retirement Agreement between the Registrant and David E. O’Reilly, Lawrence P. O’Reilly, Charles H. O’Reilly, Jr. and Rosalie O’Reilly Wooten, filed as Exhibit 10.4 to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference.

10.7 (a)	O'Reilly Automotive, Inc. Profit Sharing and Savings Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 33-73892, is incorporated herein by this reference.

10.8* (a)	O'Reilly Automotive, Inc. 1993 Stock Option Plan.

10.9* (a)	O'Reilly Automotive, Inc. Stock Purchase Plan.

10.10* (a)	O'Reilly Automotive, Inc. Director Stock Option Plan.

10.11*	Commercial and Industrial Real Estate Sale Contract between Westinghouse Electric Corporation and Registrant.

EXHIBIT INDEX (continued)

Exhibit No.	Description

10.12 *	Form of Assignment, Assumption and Indemnification Agreement between Greene County Realty and Shamrock Properties, Inc.

10.13

Loan commitment and construction loan agreement between the Registrant and Deck Enterprises, filed as Exhibit 10.13 to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 1993, are incorporated herein by this reference.

10.14

Lease between the Registrant and Deck Enterprises, filed as Exhibit 10.14 to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by this reference.

10.15(a)

Amended Employment Agreement between the Registrant and Charles H. O’Reilly, Jr., filed as Exhibit 10.17 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference.

10.16

O’Reilly Automotive, Inc. Performance Incentive Plan, filed as Exhibit 10.18 (a) to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference.

10.17 (a)

Second Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by this reference.

10.18

Credit Agreement between the Registrant and NationsBank, N.A. , dated October 16, 1997, filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by this reference.

10.19

Credit Agreement between the Registrant and NationsBank, N.A. , dated January 27, 1998, filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by this reference.

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

EXHIBIT INDEX (continued)

Exhibit No.	Description

10.24(a)	2001 Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, dated May 8, 2001, filed herewith.

10.25	Note Purchase Agreement, filed as Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by this reference.

10.26(a)

First Amendment to Retirement Agreement, dated February 7, 2001, filed as Exhibit 10.26 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference.

10.27(a)

Fourth Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, dated February 7, 2001, filed as Exhibit 10.27 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference.

10.28

Credit Agreement between Registrant and Wells Fargo Bank, N.A., dated July 29, 2002 filed as Exhibit 10.28 to the Registrant’s Quarterly Report on From 10-Q for the quarter ended June 30, 2002, is incorporated herein by this reference.

10.29(a)

O’Reilly Automotive, Inc. 2003 Employee Incentive Plan, filed on Exhibit 10.29(a) to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference.

10.30(a)

O’Reilly Automotive, Inc. 2003 Director Stock Option Plan, filed on Exhibit 10.30(a) to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference.

10.31

O’Reilly Automotive, Inc. Corporate Governance/Nominating Committee Charter, filed on Exhibit 10.31 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference.

10.32

O’Reilly Automotive, Inc. Audit Committee Charter, filed on Exhibit 10.32 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference.

10.33

O’Reilly Automotive, Inc. Compensation Committee Charter, filed on Exhibit 10.33 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference.

10.34

O’Reilly Automotive, Inc. Code of Business Conduct and Ethics, filed on Exhibit 10.34 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by this reference.

10.35

Credit Agreement between Registrant and Wells Fargo Bank, N.A., dated July 29, 2005 filed as Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by reference.

10.36	O’Reilly Automotive, Inc. Audit Committee Charter, amended February 9, 2006, filed herewith.

13.1	Portions of the 2005 Annual Report to Shareholders, filed herewith.

18.0

Independent Registered Public Accounting Firm Letter Regarding Accounting Change, dated March 7, 2005, filed as Exhibit 18.0 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference.

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

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 10.36 – Audit Committee Charter

Purpose

This Audit Committee Charter (the “Charter”) governs the operations of the Audit Committee of the Board of Directors (the “Audit Committee”) of O’Reilly Automotive, Inc. (the “Company”). The Audit Committee is appointed by the Board to assist the Board in monitoring (1) the integrity of the financial statements of the Company, (2) the independent auditor’s qualifications and independence, (3) the performance of the Company’s internal audit function and independent auditors, and (4) the compliance by the Company with legal and regulatory requirements.

The Audit Committee shall prepare the report required by the rules of the Securities and Exchange Commission to be included in the Company’s annual proxy statement.

Committee Membership

The Audit Committee shall consist of no fewer than three members of the board of directors. The members of the Audit Committee shall meet the independence, financial literacy and expertise and other qualification requirements of the federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the NASDAQ National Market. At least one member shall be designated as the “financial expert,” as defined by applicable legislation and regulation. In addition, an Audit Committee member shall not own or control 20% or more of the Company’s voting stock and shall be prohibited from receiving any consulting, advisory or other compensatory fee from the Company other than payment for Board or committee service. Also, no Audit Committee member shall simultaneously serve on the audit committees of more than two other public companies.

The members of the Audit Committee shall be appointed by the Board on the recommendation of the Corporate Governance/Nominating Committee. Audit Committee members may be replaced by the Board.

Committee Authority and Responsibilities

The Audit Committee shall have the sole authority to appoint or replace the independent auditor, and shall approve, in advance, all audit engagement fees and terms and all non-audit engagements with the independent auditors permitted under applicable law, rules and regulations. The Audit Committee shall have the authority to resolve any disagreements between management and the independent auditor regarding financial reporting. In addition, the Audit Committee shall approve all related party transactions. The Audit Committee may consult with management, but shall not delegate these responsibilities.

The Audit Committee shall have the authority, to the extent it deems necessary or appropriate, to retain and determine funding for special legal, accounting or other consultants to advise the Committee. The Audit Committee may request any officer or employee of the Company or the Company’s outside counsel or independent auditor to attend a meeting of the Committee or to meet with any members of, or consultants to, the Committee.

The Audit Committee shall establish procedures for the receipt, retention and treatment of complaints regarding the Company’s accounting, financial reporting, internal accounting controls and auditing matters. The Audit Committee shall also establish procedures for the confidential, anonymous submission by the Company’s employees regarding questionable accounting, internal accounting controls or auditing matters. The Audit Committee may form and delegate authority to subcommittees when appropriate.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 10.36 – Audit Committee Charter (continued)

The Audit Committee shall meet as often as it determines, but not less frequently than quarterly. Meeting agendas will be prepared and provided in advance to members, along with appropriate briefing materials. Minutes will be prepared. The Audit Committee shall meet with management, the internal auditors and the independent auditor in separate executive sessions at least quarterly. The Audit Committee may also, to the extent it deems necessary or appropriate, meet with the Company’s investment bankers or financial analysts who follow the Company. The Audit Committee shall make regular reports to the Board including any issues that arise with respect to the quality or integrity of the company's financial statements, the company's compliance with legal or regulatory requirements, the performance and independence of the company's independent auditors, or the performance of the internal audit function. In addition, the Audit Committee shall annually review its own performance.

The Audit Committee, to the extent it deems necessary or appropriate, shall:

Financial Statement and Disclosure Matters

1.

Review and discuss with management and the independent auditor the annual audited financial statements, including disclosures made in management’s discussion and analysis, and recommend to the Board whether the audited financial statements should be included in the Company’s Annual Report on Form 10-K.

2.

Review and discuss with management and the independent auditor the Company’s quarterly financial statements, including disclosures made in management’s discussion and analysis prior to the filing of its Quarterly Reports on Form 10-Q, including the results of the independent auditors’ reviews of the quarterly financial statements.

3.

Discuss with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements, including any significant changes in the Company’s selection or application of accounting principles, any major issues as to the adequacy of the Company’s internal controls including any special audit steps adopted in light of material control deficiencies, the development, selection and disclosure of critical accounting estimates, and analyses of the effect of alternative assumptions, estimates or GAAP methods on the Company’s financial statements.

4.

Discuss with management the Company’s earnings press releases, including the use of “pro forma” or “adjusted” non-GAAP information, as well as financial information and earnings guidance provided to analysts and rating agencies.

5.	Discuss with management and the independent auditor the effect of regulatory and accounting initiatives as well as off-balance sheet structures on the Company’s financial statements.
6.

Discuss with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies.

7.

Review any disclosures made by CEO and CFO during the Forms 10-K and 10-Q certification process about significant deficiencies in the design or operation of internal controls or any fraud that involves management or other employees who have a significant role in the company’s internal controls.

8.	Discuss with the independent auditor the matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit. In particular, discuss:
(a) The adoption of, or changes to, the Company’s significant auditing and accounting principles and practices as suggested by the independent auditor, internal auditors or management.
(b) The management letter provided by the independent auditor and the Company’s response to that letter.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 10.36 – Audit Committee Charter (continued)

(c)

Any difficulties encountered in the course of the audit work, including any restrictions on the scope of activities or access to requested information, and any significant disagreements with management.

Oversight of the Company’s Relationship with the Independent Auditor

9.	Review the experience and qualifications of the senior members of the independent auditor team.
10.

Obtain and review a formal, written report from the independent auditor at least annually regarding (a) the auditor’s internal quality-control procedures, (b) any material issues raised by the most recent quality-control review, or peer review, of the firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm, (c) any steps taken to deal with any such issues, and (d) all relationships between the independent auditor and the Company (consistent with auditor professional responsibility standards, I.S.B. No. 1). Evaluate the qualifications, performance and independence of the independent auditor, including considering whether the auditor’s quality controls are adequate and the provision of non-audit services is compatible with maintaining the auditor’s independence, and taking into account the opinions of management and the internal auditor. The Audit Committee shall present its conclusions to the Board and, if so determined by the Audit Committee, recommend that the Board take additional action to satisfy itself of the qualifications, performance and independence of the auditor.

11.

Require the rotation of the lead audit partner and the concurring audit partner every five years in order to assure continuing auditor independence. The Audit Committee shall consider whether it is appropriate to adopt a policy of rotating the independent auditing firm itself on a regular basis.

12.

Recommend to the Board policies for the Company’s hiring of employees or former employees of the independent auditor who were engaged on the Company’s account. The Audit Committee shall require a one year “cooling off” period before a member of the independent auditor team can begin working for the Company in certain key positions such as chief executive officer, controller, chief financial officer, chief accounting officer or any equivalent position.

13.	Discuss with the national office of the independent auditor issues on which they were consulted by the Company’s audit team and matters of audit quality and consistency.
14.	Meet with the independent auditor prior to the audit to discuss the planning and staffing of the audit.

Oversight of the Company’s Internal Audit Function

15.	Review with management and internal audit the charter, plans, activities, staffing, and organizational structure of the internal audit function.
16.	Review the appointment and replacement of the senior internal auditing executive.
17.	Review the significant reports to management prepared by the internal auditing department and management’s responses.
18.	Discuss with the independent auditor the internal audit department responsibilities, budget and staffing and any recommended changes in the planned scope of the internal audit.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 10.36 – Audit Committee Charter (continued)

Internal Control Matters

19.	Consider the effectiveness of the company's internal control system, including information technology security and control.
20.

Understand the scope of internal and external auditors' review of internal control over financial reporting, and obtain reports on significant findings and recommendations, together with management's responses.

Compliance Oversight Responsibilities

21.	Obtain from the independent auditor assurance that Section 10A of the Securities Exchange Act of 1934 has not been implicated.
22.

Obtain reports from management, the Company’s senior internal auditing executive and the independent auditor that the Company is in conformity with applicable legal requirements and the Company’s Code of Business Conduct and Ethics. Review reports and disclosures of insider and affiliated party transactions. Advise the Board with respect to the Company’s policies and procedures regarding compliance with applicable laws and regulations and with the Company’s Code of Business Conduct and Ethics.

23.

Discuss with management and the independent auditor any correspondence with regulators or governmental agencies and any employee complaints or published reports which raise material issues regarding the Company’s financial statements or accounting policies.

24.	Discuss with the Company’s General Counsel legal matters that may have a material impact on the financial statements or the Company’s compliance policies.

Periodic Review of Charter

The Audit Committee, with the assistance of counsel and/or the Company’s independent accountants, shall reassess the adequacy of its Charter at least annually to ensure consistency with changing needs and compliance with all legal and regulatory requirements, and recommend any proposed changes to the Board for approval.

Limitation of Audit Committee’s Role

While the Audit Committee has the responsibilities and powers set forth in this Charter, it is not the duty of the Audit Committee to plan or conduct audits or to determine that the Company’s financial statements and disclosures are complete and accurate and are in accordance with generally accepted accounting principles and applicable rules and regulations. These are the responsibilities of management and the independent auditor.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders

Selected Consolidated Financial Data

Years ended December 31,	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
(In thousands, except per share data)

INCOME STATEMENT DATA:
Product sales	$2,045,318	$1,721,241	$1,511,816	$1,312,490	$1,092,112	$890,421	$754,122	$616,302	$316,399	$259,243
Cost of goods sold, including warehouse and distribution expenses	1,152,815	978,076	873,481	759,090	624,294	507,720	428,832	358,439	181,789	150,772
Gross profit	892,503	743,165	638,335	553,400	467,818	382,701	325,290	257,863	134,610	108,471
Operating, selling, general and administrative expenses	639,979	552,707	473,060	415,099	353,987	292,672	248,370	200,962	97,526	79,620
Operating income	252,524	190,458	165,275	138,301	113,831	90,029	76,920	56,901	37,084	28,851
Other income (expense), net	(1,455)	(2,721)	(5,233)	(7,319)	(7,104)	(6,870)	(3,896)	(6,958)	472	1,182
Income before income taxes and cumulative effect of accounting change	251,069	187,737	160,042	130,982	106,727	83,159	73,024	49,943	37,556	30,033
Provision for income taxes	86,803	70,063	59,955	48,990	40,375	31,451	27,385	19,171	14,413	11,062
Income before cumulative effect of accounting change	164,266	117,674	100,087	81,992	66,352	51,708	45,639	30,772	23,143	18,971
Cumulative effect of accounting change, net of tax (a)	--	21,892	--	--	--	--	--	--	--	--
Net income	$164,266	$139,566	$100,087	$81,992	$66,352	$51,708	$45,639	$30,772	$23,143	$18,971

BASIC EARNINGS PER COMMON SHARE:
Income before cumulative effect of accounting change	$1.47	$1.07	$0.93	$0.77	$0.64	$0.51	$0.47	$0.36	$0.27	$0.23
Cumulative effect of accounting change (a)	--	0.20	--	--	--	--	--	--	--	--
Net income per share	$1.47	$1.27	$0.93	$0.77	$0.64	$0.51	$0.47	$0.36	$0.27	$0.23
Weighted-average common shares outstanding	111,613	110,020	107,816	106,228	104,242	102,336	97,348	84,952	84,172	83,456

EARNINGS PER COMMON SHARE- ASSUMING DILUTION:
Income before cumulative effect of accounting change	$1.45	$1.05	$0.92	$0.76	$0.63	$0.50	$0.46	$0.36	$0.27	$0.23
Cumulative effect of accounting change (a)	--	0.20	--	--	--	--	--	--	--	--
Net income per share	$1.45	$1.25	$0.92	$0.76	$0.63	$0.50	$0.46	$0.36	$0.27	$0.23
Weighted-average common shares outstanding – adjusted	113,385	111,423	109,060	107,384	105,572	103,456	99,430	86,408	85,108	84,128

PRO FORMA INCOME STATEMENT DATA: (b)
Product sales			$1,511,816	$1,312,490	$1,092,112	$890,421	$754,122	$616,302	$316,399	$259,243
Cost of goods sold, including warehouse and distribution expenses			872,658	754,844	618,217	501,567	425,229	350,581	180,170	149,248
Gross profit			639,158	557,646	473,895	388,854	328,893	265,721	136,229	109,995
Operating, selling, general and administrative expenses			473,060	415,099	353,987	292,672	248,370	200,962	97,526	79,620
Operating income			166,098	142,547	119,908	96,182	80,523	64,759	38,703	30,375
Other income (expense), net			(5,233)	(7,319)	(7,104)	(6,870)	(3,896)	(6,958)	472	1,182
Income before income taxes			160,865	135,228	112,804	89,312	76,627	57,801	39,175	31,557
Provision for income taxes			60,266	50,595	42,672	33,776	28,747	22,141	15,025	11,638
Net income			$100,599	$84,633	$70,132	$55,536	$47,880	$35,660	$24,150	$19,919
Net income per share			$0.93	$0.80	$0.67	$0.54	$0.49	$0.42	$0.29	$0.24
Net income per share – assuming dilution			$0.92	$0.79	$0.66	$0.54	$0.48	$0.41	$0.28	$0.24
(a)	See Management’s Discussion and Analysis of Financial Condition and Results of Operations, 2004 Compared to 2003.
(b)	The pro forma income statement reflects the retroactive application of the cumulative effect of the accounting change to historical periods.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Selected Consolidated Financial Data (continued)

Years ended December 31,	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
(In thousands, except per share data)

SELECTED OPERATING DATA:
Number of stores at year-end (a)	1,470	1,249	1,109	981	875	672	571	491	259	219
Total store square footage at year-end (in 000’s)(a)(b)	9,801	8,318	7,348	6,408	5,882	4,491	3,777	3,172	1,417	1,151
Weighted-average product sales per store (in 000’s)(a)(b)	$1,478	$1,443	$1,413	$1,372	$1,426	$1,412	$1,422	$1,368	$1,300	$1,240
Weighted-average product sales per square foot (b)(d)	$220	$217	$215	$211	$219	$218	$223	$238	$244	$251
Percentage increase in same store product sales (c)	7.5%	6.8%	7.8%	3.7%	8.8%	5.0%	9.6%	6.8%	6.8%	14.4%

BALANCE SHEET DATA:
Working capital	$424,974	$479,662	$441,617	$483,623	$429,527	$296,272	$249,351	$208,363	$93,763	$74,403
Total assets	1,713,899	1,432,357	1,157,033	1,009,419	856,859	715,995	610,442	493,288	247,617	183,623
Current portion of long-term debt and short-term debt	75,313	592	925	682	16,843	49,121	19,358	13,691	130	3,154
Long-term debt, less current portion	25,461	100,322	120,977	190,470	165,618	90,463	90,704	170,166	22,641	237
Shareholders’ equity	1,145,769	947,817	784,285	650,524	556,291	463,731	403,044	218,394	182,039	155,782

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

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

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

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with accounting policies generally accepted in the United States (GAAP) requires the application of certain estimates and judgements by management. Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the consolidated financial statements are prepared. Management believes that the following policies are critical due the inherent uncertainty of these matters and the complex and subjective judgments required to establish these estimates. Management continues to review these critical accounting policies and estimates to ensure that the consolidated financial statements are presented fairly in accordance with GAAP. However, actual results could differ from our assumptions and estimates and such differences could be material.

•

Vendor concessions – We receive concessions from our vendors through a variety of programs and arrangements, including co-operative advertising, allowances for warranties, merchandise allowances and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor concessions are recognized as a reduction of cost of sales when recognized in the consolidated statement of income. Amounts receivable from vendors also includes amounts due to the Company for changeover merchandise and product returns. Amounts receivable from vendors are regularly reviewed by management and reserves for uncollectible amounts are provided for in our consolidated financial statements. We do not believe there is a reasonable likelihood that uncollectible amounts will exceed management’s expectations. However, actual results could differ from our assumptions and estimates and we may be exposed to losses or gains that could be material.

•

Self-Insurance Reserves – We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, vehicle liability, property loss, and employee health care benefits. With the exception of employee health care benefit liabilities, which are limited by the design of these plans, we obtain third-party insurance coverage to limit our exposure. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts. Our calculation of these liabilities requires management to apply judgement to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains.

•

Accounts receivable – Management estimates the allowance for doubtful accounts based on historical loss ratios and other relevant factors. Actual results have consistently been within management’s expectations and we do not believe that there is a reasonable likelihood that there will be a material change in future assumptions or estimates we use to calculate our allowance for doubtful accounts. However, if actual results differ from our estimates, we may be exposed to losses or gains that could be material.

•

Taxes – We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We regularly review our potential tax liabilities for tax years subject to audit. Changes in our tax liability occurred in 2005 and may occur in the future as our assessments change based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations. In management’s opinion, adequate provisions for income taxes have been made for all years presented. However, the estimates of our potential tax liabilities contain uncertainties because management must use judgement to estimate the exposures associated with our various tax positions. Actual results could differ from our estimates and such differences could be material.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table sets forth, certain income statement data as a percentage of product sales for the years indicated:

	Years ended December 31,
	2005	2004	2003
Product sales	100.0%	100.0%	100.0%
Cost of goods sold, including warehouse and distribution expenses	56.4	56.8	57.8
Gross profit	43.6	43.2	42.2
Operating, selling, general and administrative expenses	31.3	32.1	31.3
Operating income	12.3	11.1	10.9
Other expense, net	(0.1)	(0.2)	(0.3)
Income before income taxes and cumulative effect of accounting change	12.2	10.9	10.6
Provision for income taxes	4.2	4.1	4.0
Income before cumulative effect of accounting change	8.0	6.8	6.6
Cumulative effect of accounting change, net of tax	--	1.3	--
Net income	8.0%	8.1%	6.6%

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, 2005 Compared to 2004, for detailed information on cumulative effect of accounting change.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2005 COMPARED TO 2004

Product sales increased $324.1 million, or 18.8% from $1.72 billion in 2004 to $2.05 billion in 2005, primarily due to 221 net additional stores opened during 2005, and a 7.5% increase in same-store product sales for stores open at least one year. We believe that the increased product sales achieved by the existing stores are the result of our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores, and compensation programs for all store team members that provide incentives for performance. Also, our continued focus on serving professional installers contributed to increased product sales.

Gross profit increased $149.3 million, or 20.1% from $743.2 million (43.2% of product sales) in 2004 to $892.5 million (43.6% of product sales) in 2005, due to the increase in product sales. The increase in gross profit as a percent of product sales is related to improvements in our distribution cost and improved product margin related to product acquisition cost.

OSG&A increased $87.3 million, or 15.8%, from $552.7 million (32.1% of product sales) in 2004 to $640.0 million (31.3% of product sales) in 2005. The increase in these expenses was primarily attributable to increased salaries and benefits, rent and other costs associated with the addition of employees and facilities to support the increased level of our operations. The decrease in OSG&A as a percentage of sales was the result of ongoing expense management efforts and benefits from increased economies of scale resulting from our sales growth.

Other expense, net, decreased by $1.3 million from $2.7 million in 2004 to $1.5 million in 2005. The decrease was primarily due to increased interest income as a result of higher average interest rates earned on comparable average cash and cash equivalent balances.

Provision for income taxes increased from $70.1 million in 2004 (37.3% effective tax rate) to $86.8 million in 2005 (34.6% effective tax rate). The increase in the dollar amount was primarily due to the increase of income before income taxes. The decrease in the effective tax rate in 2005 is primarily attributable to a non-cash adjustment of $6.1 million in the third quarter resulting from the favorable resolution of prior year tax uncertainties. This tax benefit is nonrecurring and reflects the reversal of previously recorded income tax reserves related to a prior acquisition.

The cumulative change in accounting method, effective January 1, 2004, changed the method of applying our LIFO accounting policy for certain inventory costs. Under the new method, we inventory certain procurement, warehousing and distribution center costs. The previous method was to recognize those costs as incurred, reported as a component of costs of goods sold. We believe the new method is preferable, since it better matches revenues and expenses and is the prevalent method used by other entities within the automotive aftermarket industry.

As a result of the impacts discussed above, income before the cumulative effect of the accounting change increased $46.6 million from $117.7 million in 2004 (6.8% of product sales) to $164.3 million in 2005 (8.0% of product sales). Net income in 2004, after the cumulative effect of the accounting change, was $139.6 million (8.1% of product sales).

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2004 COMPARED TO 2003

Product sales increased $209.4 million, or 13.9% from $1.51 billion in 2003 to $1.72 billion in 2004, primarily due to 140 net additional stores opened during 2004, and a 6.8% increase in same-store product sales for stores open at least one year. We believe that the increased product sales achieved by the existing stores are the result of our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores, and compensation programs in place for all store team members that provide incentives for performance. Also, our continued focus on serving professional installers contributed to increased product sales.

Gross profit increased 16.4% from $638.3 million (42.2% of product sales) in 2003 to $743.2 million (43.2% of product sales) in 2004. Gross profit dollars rose $100.4 million due to the increase in product sales and $4.4 million due to the change in inventory accounting method. The increase in gross profit as a percent of product sales is related to improvements in our distribution cost and improved product margin related to product acquisition cost as well as the change in inventory accounting method.

OSG&A increased $79.6 million, or 16.8%, from $473.1 million (31.3% of product sales) in 2003 to $552.7 million (32.1% of product sales) in 2004. The increase in these expenses was due to increased salaries and benefits, rent and other costs associated with the addition of employees and facilities to support the increased level of our operations as well as corrections of errors related to lease accounting totaling $10.4 million (see Note 1 to the Company’s consolidated financial statements.) The increase in OSG&A as a percentage of sales was primarily attributable to increased costs for team member health insurance coverage and the lease accounting correction discussed above.

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

As a result of the impacts discussed above, income before the cumulative effect of the inventory accounting change increased $17.6 million or 17.6% from $100.1 million (6.6% of product sales) in 2003 to $117.7 million (6.8% of product sales) in 2004. Net income in 2004, after the cumulative affect of the accounting change, was $139.6 million (8.1% of product sales.)

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $213.3 million in 2005, $226.5 million in 2004 and $168.8 million in 2003. The decrease in cash provided by operating activities in 2005 compared to 2004 was primarily due to a smaller increase in accounts payable of $43.2 million in 2005 compared to the significant increase in 2004 of $94.6 million. The increase in accounts payable in 2005 and 2004 was primarily due to management’s continued efforts with vendors to extend the terms of payments. The effect on operating cash flows of the 2005 decrease in accounts payable growth was partially offset by the effect of the 2005 increase in net income.

The increase in cash provided by operating activities in 2004 compared to 2003 was primarily due to increases in net income and accounts payable, partially offset by increases in receivables and inventory. The increases in accounts receivable and inventory primarily relate to the increased level of our operations.

Net cash used in investing activities was $269.1 million in 2005, $172.0 million in 2004 and $130.6 million in 2003. The increase in cash used in investing activities in 2005 and 2004 was primarily due to increased purchases of property and equipment and the acquisition in 2005 of Midwest Auto Parts Distributors, Inc. (“Midwest”), which included 72 stores and distribution centers in St. Paul, Minnesota and Billings, Montana.

Capital expenditures were $205.2 million in 2005, $173.5 million in 2004 and $136.5 million in 2003. These expenditures were primarily related to the opening of new stores, as well as the relocation or remodeling of existing stores. We either opened or acquired 221, 140 and 128 net stores in 2005, 2004 and 2003, respectively, including the 72 stores acquired with the acquisition of Midwest in 2005. We remodeled or relocated 37 stores in 2005, remodeled or relocated 30 stores and remodeled one distribution center in 2004 and remodeled or relocated 46 stores and two distribution centers in 2003. In 2004, we acquired one new distribution center near Atlanta, Georgia. We acquired an additional facility near Indianapolis, Indiana in 2005 for the opening of a distribution center in 2006. One new distribution center was acquired in 2003, located near Mobile, Alabama.

Our continuing store expansion program requires significant capital expenditures and working capital principally for inventory requirements. Our 2006 growth plans call for approximately 170-175 new stores and capital expenditures of $210 million to $220 million. The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, inventory and computer equipment) are estimated to average approximately $900,000 to $1.1 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site. Although the cost to acquire the business of an independently owned parts store varies, depending primarily upon the amount of inventory and the amount, if any, of real estate being acquired, we estimate that the average cost to acquire such a business and convert it to one of our stores is approximately $400,000. We plan to finance our expansion program through cash expected to be provided from operating activities and available borrowings under our existing credit facilities.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (continued)

On July 29, 2005, we amended the unsecured, five-year syndicated credit facility (“Credit Facility”) in the amount of $100 million led by Wells Fargo Bank as the Administrative Agent, replacing a three-year $150 million syndicated credit facility. The Credit Facility is guaranteed by all of our subsidiaries and may be increased to a total of $200 million, subject to the availability of such additional credit from either existing banks within the Credit Facility or other banks. The Credit Facility bears interest at LIBOR plus a spread ranging from 0.50% to 1.0% (4.86% at December 31, 2005) and expires in July 2010. At December 31, 2005 and 2004, we had no outstanding borrowings under the Credit Facility. The available borrowings under the Credit Facility are reduced by stand-by letters of credit issued by us primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Our aggregate availability for additional borrowings under the Credit Facility was $70.7 million and $128.7 million at December 31, 2005 and 2004, respectively.

In May 2006, $75 million of our private placement notes will become due. We anticipate repaying these notes with cash expected to be provided by operating activities or a combination of such cash, available borrowing capacity under our revolving credit facility and the issuance of new private placement notes.

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

In August 2001, we completed a sale-leaseback with O’Reilly-Wooten 2000 LLC (an entity owned by certain shareholders of the Company). The transaction involved the sale and leaseback of nine O’Reilly Auto Parts stores and resulted in approximately $5.6 million of additional cash to us. The transaction did not result in a material gain or loss. The lease, which has been accounted for as an operating lease, calls for an initial term of 15 years with three five-year renewal options.

On June 26, 2003, we completed an amended and restated master agreement to our $50 million Synthetic Operating Lease Facility, relating to our properties leased from SunTrust Equity Funding, LLC (the “Synthetic Lease”), with a group of financial institutions. The terms of the Synthetic Lease provide for an initial lease period of five years, a residual value guarantee of approximately $42.2 million at December 31, 2005, and purchase options on the properties. The Synthetic Lease also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The Synthetic Lease has been accounted for as an operating lease under the provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 13 and related interpretations, including FASB Interpretation No. 46.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OFF BALANCE SHEET ARRANGEMENTS (CONTINUED)

We issue stand-by letters of credit provided by a $50 million sublimit under the Credit Facility that reduce our available borrowings. These letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance and have been issued to replace surety bonds that were previously issued. Letters of credit totaling $29.3 million and $21.3 million were outstanding at December 31, 2005 and 2004, respectively.

CONTRACTUAL OBLIGATIONS

We have other liabilities reflected in our balance sheet, including deferred income taxes and self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the financial commitments table due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable in 2006 that are included in current liabilities. In addition, we have commitments with various vendors for the purchase of inventory as of December 31, 2005. The financial commitments table excludes these commitments because they are cancelable by their terms.

Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below and are fully disclosed in Notes 6 and 7 to the consolidated financial statements.

	Payments Due By Period
		Before	1-3	4-5	Over 5
	Total	1 Year	Years	Years	Years
Contractual Obligations:	(In thousands)
Long-term debt	$100,774	$75,313	$25,050	$33	$378
Operating leases	339,685	42,251	73,555	55,237	168,642
Total contractual cash obligations	$440,459	$117,564	$98,605	$55,270	$169,020

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

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

QUARTERLY RESULTS

The following table sets forth certain quarterly unaudited operating data for fiscal 2005 and 2004. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown. In the prior year, we restated our quarterly financial information for each of the first three quarters of 2004. Effective January 1, 2004, we changed our method of applying our LIFO accounting policy for inventory costs. Under the new method, we have inventoried certain warehousing and distribution center costs. Our previous method recorded these expenses directly into cost of goods sold. We believe the change in application of accounting method is preferable as it more accurately matches revenues and expenses and is the prevelant method used by other entities within our industry. The cumulative effect of this change in application of accounting method is $21,892,000 as of January 1, 2004, net of the related deferred tax effect of $13,303,000.

The unaudited operating data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included therein.

	Fiscal 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Product sales	$466,239	$521,209	$542,906	$514,964
Gross profit	196,169	228,970	235,916	231,448
Operating income	53,581	68,127	67,585	63,231
Net income	33,213	42,923	48,623	39,507
Basic net income per common share	0.30	0.39	0.43	0.35
Net income per common share – assuming dilution	0.30	0.38	0.42	0.35

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

QUARTERLY RESULTS (CONTINUED)

	Fiscal 2004
	First Quarter		Second Quarter		Third Quarter
	Previously		Previously		Previously		Fourth
	Reported	Restated	Reported	Restated	Reported	Restated	Quarter (a)
	(In thousands, except per share data)
Product sales	$403,294	$403,294	$435,167	$435,167	$455,162	$455,162	$427,618
Gross profit	169,338	169,593	187,758	189,435	195,848	198,169	185,968
Operating income	43,772	44,027	52,565	54,242	53,809	56,130	36,059
Income before cumulative effect of accounting change	27,126	27,285	32,652	33,695	33,243	34,687	22,007
Cumulative effect of accounting change, net of tax	--	21,892	--	--	--	--	--
Net income	27,126	49,177	32,652	33,695	33,243	34,687	22,007
Basic net income per common share before cumulative effect of accounting change	0.25	0.25	0.30	0.31	0.30	0.31	0.20
Cumulative effect of accounting change, net of tax	--	0.20	--	--	--	--	--
Basic net income per common share	0.25	0.45	0.30	0.31	0.30	0.31	0.20
Diluted net income per common share before cumulative effect of accounting change	0.24	0.24	0.29	0.30	0.30	0.31	0.20
Cumulative effect of accounting change, net of tax	--	0.20	--	--	--	--	--
Net income per common share – assuming dilution	0.24	0.44	0.29	0.30	0.30	0.31	0.20

(a) During the fourth quarter 2004, the Company recorded a correction of an error of $10.4 million ($3.5 million related to 2004) $6.5 million, net of tax. See Note 1 to our consolidated financial statements.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such tax deductions, as shown in our Consolidated Statements of Cash Flows were $7.1 million, $4.5 million, and $5.5 million, for the years ended December 31, 2005, 2004, and 2003, respectively. The effective date of SFAS No. 123R is the first reporting period of the first fiscal year beginning on or after June 15, 2005, which is first quarter 2006 for calendar year companies, such as ourselves, although early adoption is allowed.

We intend to adopt SFAS No. 123R beginning with the first quarter of 2006 using the “modified prospective” method under which compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. In the fourth quarter of 2005, the Board of Directors approved the accelerated vesting of all unvested stock options previously awarded to employees and executive officers. As a result, the pro forma impact to net income and net income per share under SFAS No. 123’s fair value method of accounting as reflected in Note 1 to the consolidated financial statements is not indicative of future annual expense to be recognized under SFAS No. 123R. To the extent that we grant stock options in the future, the associated expense for these awards under the provisions of SFAS No. 123R may have a material impact on our consolidated financial statements. Based upon anticipated levels of share-based awards, we estimate this impact to be approximately $2 million or $0.02 per diluted share for 2006. See Notes 1 and 10 to the consolidated financial statements for further information on our stock-based compensation plans.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the Risk Factors sections of the annual report on Form 10-K for the year ended December 31, 2005, for additional factors that could materially affect our financial performance.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of O’Reilly Automotive, Inc. and Subsidiaries (the Company), under the supervision and with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Internal control over financial reporting includes all policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as stated in their report which is included herein.

/s/ Greg Henslee	/s/ Jim Batten
Greg Henslee Chief Executive Officer & Co-President	Jim Batten Executive Vice President of Finance & Chief Financial Officer

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O’Reilly Automotive, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that O’Reilly Automotive, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). O’Reilly Automotive, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that O’Reilly Automotive, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, O’Reilly Automotive, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of O’Reilly Automotive, Inc. and Subsidiaries and our report dated March 3, 2006 expressed an unqualified opinion thereon.

                                                                                                                               /s/ Ernst & Young LLP

Kansas City, Missouri

March 3, 2006

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$31,384	$69,028
Accounts receivable, less allowance for doubtful accounts of $2,778 in 2005 and $3,417 in 2004	73,849	60,928
Amounts receivable from vendors, net	57,224	52,976
Inventory	726,390	625,320
Other current assets	21,808	5,225
Total current assets	910,655	813,477

Property and equipment, at cost
Land	109,327	82,781
Buildings	368,996	278,752
Leasehold improvements	127,685	108,144
Furniture, fixtures and equipment	310,570	257,890
Vehicles	76,321	64,227
	992,899	791,794
Accumulated depreciation and amortization	274,533	224,301
Net property and equipment	718,366	567,493

Notes receivable, less current portion	24,051	21,690
Other assets, net	60,827	29,697
Total assets	$1,713,899	$1,432,357

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Consolidated Balance Sheets (continued)

(In thousands, except per share data)

	December 31,
	2005	2004
Liabilities and shareholders’ equity:
Current liabilities:
Income taxes payable	$-	$9,736
Accounts payable	292,667	240,548
Self insurance reserve	34,797	25,174
Accrued payroll	19,356	15,130
Accrued benefits and withholdings	14,997	10,620
Deferred income taxes	2,451	7,198
Other current liabilities	46,100	24,817
Current portion of long-term debt	75,313	592
Total current liabilities	485,681	333,815

Long-term debt, less current porton	25,461	100,322
Deferred income taxes	42,516	38,440
Other liabilities	14,472	11,963

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares – 5,000,000
Issued and outstanding shares – none	-	-
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issed and oustanding shares – 112,389,002 in 2005 and 55,377,130 in 2004	1,124	554
Additional paid-in capital	360,325	326,650
Retained earnings	784,320	620,613
Total shareholders’ equity	1,145,769	947,817
Total liabilities and shareholders’ equity	$1,713,899	$1,432,357

See accompanying notes.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Consolidated Statements Of Income

(In thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
Product sales	$2,045,318	$1,721,241	$1,511,816
Cost of goods sold, including warehouse and distribution expenses	1,152,815	978,076	873,481
Gross profit	892,503	743,165	638,335
Operating, selling, general and administrative expenses	639,979	552,707	473,060
Operating income	252,524	190,458	165,275
Other income (expense):
Interest expense	(5,062)	(4,700)	(6,864)
Interest income	1,582	901	298
Other, net	2,025	1,078	1,333
Total other income (expense)	(1,455)	(2,721)	(5,233)
Income before income taxes and cumulative effect of accounting change	251,069	187,737	160,042
Provision for income taxes	86,803	70,063	59,955
Income before cumulative effect of accounting change	164,266	117,674	100,087
Cumulative effect of accounting change, net of tax	--	21,892	--
Net income	$164,266	$139,566	$100,087

Basic income per common share:
Income before cumulative effect of accounting change	$1.47	$1.07	$0.93
Cumulative effect of accounting change	--	0.20	--
Net income per common share	$1.47	$1.27	$0.93
Weighted-average common shares outstanding	111,613	110,020	107,816

Income per common share-assuming dilution:
Income before cumulative effect of accounting change	$1.45	$1.05	$0.92
Cumulative effect of accounting change	--	0.20	--
Net income per common share-assuming dilution	$1.45	$1.25	$0.92
Adjusted weighted-average common shares outstanding	113,385	111,423	109,060

See accompanying notes.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Consolidated Statements Of Shareholders' Equity

			Additional
	Common Stock		Paid-In	Retained
	Shares	Par Value	Capital	Earnings	Total
	(In thousands)
Balance at December 31, 2002	53,371	$534	$269,030	$380,960	$650,524
Issuance of common stock under employee benefit plans	242	2	6,746	--	6,748
Issuance of common stock under stock option plans	1,052	11	21,429	--	21,440
Tax benefit of stock options exercised	--	--	5,486	--	5,486
Net income	--	--	--	100,087	100,087
Balance at December 31, 2003	54,665	$547	$302,691	$481,047	$784,285
Issuance of common stock under employee benefit plans	221	2	8,358	--	8,360
Issuance of common stock under stock option plans	491	5	11,075	--	11,080
Tax benefit of stock options exercised	--	--	4,526	--	4,526
Net income	--	--	--	139,566	139,566
Balance at December 31, 2004	55,377	$554	$326,650	$620,613	$947,817
2-for-1 stock split	55,861	559	--	(559)	--
Issuance of common stock under employee benefit plans	268	2	9,477	--	9,479
Issuance of common stock under stock option plans	883	9	14,906	--	14,915
Tax benefit of stock options exercised	--	--	7,137	--	7,137
Share based compensation	--	--	2,155	--	2,155
Net income	--	--	--	164,266	164,266
Balance at December 31, 2005	112,389	$1,124	$360,325	$784,320	$1,145,769

See accompanying notes.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Consolidated Statements Of Cash Flows

	Years ended December 31,
	2005	2004	2003
	(In thousands)
Operating activities
Net income	$164,266	$139,566	$100,087
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	-	(21,892)	--
Depreciation and amortization	57,228	54,325	42,374
Deferred income taxes	(671)	7,640	13,796
Share based compensation programs	7,840	5,067	4,026
Tax benefit of stock options exercised	7,137	4,526	5,486
Other	1,978	2,988	2,197
Changes in operating assets and liabilities:
Accounts receivable	(8,974)	(11,636)	(9,108)
Inventory	(62,157)	(66,375)	(19,652)
Accounts payable	43,158	94,594	29,760
Other	3,517	17,733	(130)
Net cash provided by operating activities	213,322	226,536	168,836
Investing activities
Purchases of property and equipment	(205,159)	(173,486)	(136,497)
Proceeds from sale of property and equipment	1,935	1,653	1,273
Payments received on notes receivable	4,558	2,634	871
Advances made on notes receivable	(7,261)	--	--
Acquisition, net of cash acquired	(63,145)	--	--
(Investment in) reduction of other assets	(1)	(2,787)	3,793
Net cash used in investing activities	(269,073)	(171,986)	(130,560)

Financing activities
Proceeds from issuance of long-term debt	--	--	27,900
Principal payments on long-term debt	(602)	(20,989)	(98,577)
Net proceeds from issuance of common stock	18,709	14,373	24,162
Net cash provided by (used in) financing activities	18,107	(6,616)	(46,515)
Net (decrease) increase in cash and cash equivalents	(37,644)	47,934	(8,239)
Cash and cash equivalents at beginning of year	69,028	21,094	29,333
Cash and cash equivalents at end of year	$31,384	$69,028	$21,094

Supplemental disclosures of cash flow information:
Income taxes paid	$98,440	$55,140	$43,007
Interest paid, net of capitalized interest	5,062	4,960	6,864

See accompanying notes.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

O'Reilly Automotive, Inc. (the Company) is a specialty retailer and supplier of automotive aftermarket parts, tools, supplies and accessories to both the do-it-yourself (DIY) customer and the professional installer throughout Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Minnesota, Mississippi, Missouri, Montana, Nebraska, North Carolina, North Dakota, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Virginia, Wisconsin and Wyoming.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Over-the-counter retail sales are recorded when the customer takes possession of merchandise. Sales to professional installers, also referred to as “commercial sales,” are recorded upon delivery of merchandise to the customer, generally at the customer’s place of business. Wholesale sales to other retailers, also referred to as “jobber sales,” are recorded upon shipment of merchandise. All sales are recorded net of estimated allowances and discounts.

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

Inventory

Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Inventory also includes related procurement, warehousing and distribution center costs. Cost has been determined using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of costing inventory had been used by the Company, inventory would have been $738,877,000 and $628,309,000 as of December 31, 2005 and 2004, respectively. Please refer to Note 2 for cumulative effect of accounting change.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amounts Receivable from Vendors

The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising, devaluation programs, allowances for warranties and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor concessions are recognized as a reduction of cost of sales when recognized in the consolidated income statement. Amounts receivable from vendors also includes amounts due to the Company for changeover merchandise and product returns. Reserves for uncollectable amounts receivable from vendors are provided for in the Company’s consolidated financial statements and consistently have been within management’s expectations.

Property and Equipment

Property and equipment are carried at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. Service lives for property and equipment generally range from three to thirty-nine years. Leasehold improvements are amortized over the lesser of the lease term or the estimated economic life of the assets. The lease term includes renewal options determined by management at lease inception for which failure to renew options would result in a substantial economic penalty to the Company. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is included in the determination of net income as a component of other income (expense). The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average rates paid for long-term borrowings. Total interest costs capitalized for the years ended December 31, 2005, 2004 and 2003 were $2,885,000, $2,579,000 and $1,808,000, respectively.

Leases

The Company’s policy is to amortize leasehold improvements over the lesser of the lease term or the estimated economic life of those assets. Generally, for stores the lease term is the base lease term and for distribution centers the lease term includes the base lease term plus certain renewal option periods for which renewal is reasonably assured and failure to exercise the renewal option would result in an economic penalty. The calculation for straight-line rent expense is based on the same lease term. Prior to 2003, leasehold improvements were amortized over a period of time which included both the base lease term and the first renewal option period of the lease and rent expense was recorded as paid.

As a result, the Company’s 2004 statement of income includes an adjustment to correct its lease accounting of $10.4 million ($3.5 million related to 2004), $6.5 million, net of tax. Prior years’ financial statements were not restated due to the immateriality of the amount to the results of operations and statement of financial position for 2004 or any prior individual year. As the correction relates solely to accounting treatment, it did not affect the Company’s historical or future cash flows.

The effect from these corrections, which is reflected in the financial statements, is an increase in depreciation expense in 2004 of $6.0 million ($2.6 million related to 2004), an increase in rent expense in 2004 of $4.4 million ($0.9 million related to 2004), and a decrease in income tax expense in 2004 of $3.9 million.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Notes Receivable

The Company had notes receivable from vendors and other third parties amounting to $28,950,000 and $25,108,000 at December 31, 2005 and 2004, respectively. The notes receivable, which bear interest at rates ranging from 0% to 10%, are due in varying amounts through August 2017.

Goodwill

The “Other assets, net” caption in the Consolidated Balance Sheets at December 31, 2005 and 2004 includes goodwill recorded as the result of previous acquisitions. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets requires the Company to assess goodwill for impairment rather than systematically amortize goodwill against earnings. The goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. The Company operates as one reporting unit and its fair value exceeds its carrying value, including goodwill. Therefore, the Company has determined that no impairment of goodwill existed at December 31, 2005 and 2004.

Self-Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, vehicle liability, property loss, and employee health care benefits. With the exception of employee health care benefit liabilities, which are limited by the design of these plans, the Company obtains third-party insurance coverage to limit its exposure. The Company estimates our self-insurance liabilities by considering a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. The liability method provides that deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using tax rates based on currently enacted rules and legislation and anticipated rates that will be in effect when the differences are expected to reverse.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to $28,715,000, $22,999,000 and $19,533,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Pre-opening Costs

Costs associated with the opening of new stores, which consist primarily of payroll and occupancy costs, are charged to operations as incurred.

Stock Option Plans

The Company currently sponsors share-based employee benefit plans and stock option plans. Please see Notes 9 and 10 for further information concerning these plans. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under the intrinsic value method in accordance with APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, further established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Option Plans (continued)

In the fourth quarter of 2005, the Board of Directors approved the accelerated vesting of all unvested stock options previously awarded to employees and executive officers. Option awards granted subsequent to the Board’s action are not included in the acceleration and will vest equally over the service period established in the award, typically four years. The primary purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon the planned adoption of SFAS No. 123R, Share-Based Payment (SFAS 123R) by O’Reilly in 2006. As a result of the vesting acceleration, options to purchase approximately 4.2 million shares of O’Reilly Common Stock became exercisable immediately. O’Reilly’s Board of Directors took this action with the belief that it is in the best interest of shareholders as it will reduce the Company’s reported non-cash compensation expense in future periods.

In order to limit unintended personal benefits to employees and officers, the Board of Directors imposed restrictions on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevent the sale of any stock obtained through exercise of an accelerated option prior to the earlier of the original vesting date or the individual’s termination of employment. The Company recorded pre-tax stock-based compensation expense of $2.2 million in 2005 based on the intrinsic value of in-the-money options subject to acceleration and the Company’s estimate of awards that would have expired unexercisable absent the acceleration. The pro forma table below includes the compensation expense related to the acceleration of the unamortized portion of unvested stock options. The significant increase in stock based compensation expense under the fair value method is primarily due to the compensation expense related to the acceleration.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Option Plans (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. During the fourth quarter of 2004, the Company changed its method of applying its LIFO accounting policy for inventory costs (see Note 2 – Accounting Changes). Our stock compensation pro forma information for the years ended December 31, is as follows, both excluding and including the effects of the inventory accounting change:

	2005	2004	2003
	(In thousands, except per share data)
Excluding inventory accounting change
Net income, as reported	$164,266	$139,566	$100,087
Add stock-based compensation expense, net of tax, as reported	1,355	--	--
Deduct stock-based compensation expense, net of tax, under fair value method	(22,178)	(7,468)	(9,204)
Pro forma net income	$143,443	$132,098	$90,883
Pro forma basic net income per share	$1.29	$1.20	$0.84
Pro forma net income per share – assuming dilution	$1.27	$1.19	$0.83
Net income per share, as reported
Basic	$1.47	$1.27	$0.93
Assuming dilution	$1.45	$1.25	$0.92

Including inventory accounting change
Net income	N/A	N/A	$100,599
Add stock-based compensation expense, net of tax, as reported	N/A	N/A	--
Deduct stock-based compensation expense, net of tax, under fair value method	N/A	N/A	(9,204)
Pro forma net income	N/A	N/A	$91,395
Pro forma basic net income per share	N/A	N/A	$0.85
Pro forma net income per share – assuming dilution	N/A	N/A	$0.84

The fair values for options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004, and 2003, respectively: risk-free interest rates of 4.25%, 3.01% and 3.61%; volatility factors of the expected market price of the Company's common stock of .358, .404, and .458; and expected life of the options of 4.0, 4.0 and 9.4 years. The Company assumed a 0% dividend yield over the expected life of the options. The weighted-average fair values of options granted during the years ended December 31, 2005, 2004, and 2003 were $8.82, $14.47 and $20.56, respectively.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Share

Basic earnings per share is based on the weighted-average outstanding common shares. Diluted earnings per share is based on the weighted-average outstanding shares adjusted for the effect of common stock equivalents. Common stock equivalents that could potentially dilute basic earnings per share in the future that were not included in the fully diluted computation because they would have been antidilutive were 226,750, 544,000 and 133,500 for the years ended December 31, 2005, 2004 and 2003, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and notes receivable.

The Company grants credit to certain customers who meet the Company's pre-established credit requirements. Concentrations of credit risk with respect to these receivables are limited because the Company’s customer base consists of a large number of smaller customers, thus spreading the credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. Generally, the Company does not require security when credit is granted to customers. Credit losses are provided for in the Company's consolidated financial statements and consistently have been within management's expectations.

The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt, as reported in the accompanying consolidated balance sheets, approximates fair value.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The standard is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on it’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such tax deductions, as shown in the accompanying Consolidated Statements of Cash Flows were $7.1 million, $4.5 million, and $5.5 million, for the years ended December 31, 2005, 2004, and 2003, respectively. The effective date of SFAS 123R is the first reporting period of the first fiscal year beginning on or after June 15, 2005, which is first quarter 2006 for calendar year companies, such as the Company, although early adoption is allowed.

The Company intends to adopt SFAS No. 123R beginning with the first quarter of 2006 using the “modified prospective” method under which compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. In the fourth quarter of 2005, the Board of Directors approved the accelerated vesting of all unvested stock options previously awarded to employees and executive officers. As a result, the pro forma impact to net income and net income per share under SFAS No. 123’s fair value method of accounting as reflected above is not indicative of future annual expense to be recognized under SFAS No. 123R. To the extent that the Company grants stock options in the future, the associated expense for these awards under the provisions of SFAS No. 123R may have a material impact on the Company’s consolidated financial statements. Based upon anticipated levels of share-based awards, the Company estimates this impact to be approximately $2 million or $0.02 per diluted share for 2006. See Note 10 for further information on our stock-based compensation plans.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 2 – ACCOUNTING CHANGES

The Company’s inventory consists of automotive hard parts, maintenance items, accessories and tools. During the fourth quarter of 2004, the Company changed its method of applying its LIFO accounting policy for inventory costs. Under the new method, the Company has inventoried certain procurement, warehousing and distribution center costs. The Company’s previous method was to recognize those costs as incurred, reported as a component of costs of goods sold. The Company believes the change in application of the LIFO accounting method is preferable as it better matches revenues and expenses and is the prevalent method used by other entities within the Company’s industry. The cumulative effect of this change in application of accounting method was $21,892,000 as of January 1, 2004, net of the related deferred tax effect of $13,303,000. The change increased 2004 net income by $2,722,000 or $0.02 per share. Pro forma changes to results of operations as if the new method had been applied for the year ended December 31, 2003 are presented as follows:

	Year Ended December 31, 2003
	(in thousands)
	As originally
	reported	Adjustment	Pro forma
Product sales	$1,511,816	$--	$1,511,816
Cost of goods sold, including warehouse and distribution expense	873,481	(823)	872,658
Operating, selling, general and administrative expenses	473,060	--	473,060

Operating income	165,275	823	166,098
Other expense, net	(5,233)	--	(5,233)
Income before income taxes	160,042	823	160,865
Provision for income taxes	59,955	311	60,266
Net income	$100,087	$512	$100,599

Basic income per share	$0.93	$0.00	$0.93
Net income per share – assuming dilution	$0.92	$0.00	$0.92

Weighted-average common shares outstanding	107,816	107,816	107,816
Weighted-average common shares oustanding – assuming dilution	109,060	109,060	109,060

NOTE 3 - ACQUISITION

On May 31, 2005, the Company purchased all of the outstanding stock of W.E. Lahr Company and its subsidiary, Midwest Auto Parts Distributors, Inc. and combined affiliates (“Midwest”) for approximately $63 million cash, net of cash acquired, including acquisition costs. Midwest was a specialty retailer, which supplied automotive aftermarket parts in Minnesota, Montana, North Dakota, South Dakota, Wisconsin and Wyoming. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Midwest are included in the consolidated statements of income from the date of acquisition. The purchase price was allocated preliminarily to assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition with the excess allocated to goodwill. The acquisition of Midwest was not material for pro forma presentation requirements.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 4 – STOCK SPLIT

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

NOTE 5—RELATED PARTIES

The Company leases certain land and buildings related to forty-nine of its O'Reilly Auto Parts stores under six-year operating lease agreements with O'Reilly Investment Company and O'Reilly Real Estate Company, partnerships in which certain shareholders and directors of the Company are partners. Generally, these lease agreements provide for renewal options for an additional six years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreement. Additionally, the Company leases certain land and buildings related to twenty-one of its O’Reilly Auto Parts stores under 15-year operating lease agreements with O’Reilly-Wooten 2000 LLC, which is owned by certain shareholders and directors of the Company. Generally, these lease agreements provide for renewal options for two additional five-year terms at the option of the Company (see Note 7). Rent payments under these operating leases totaled $3,380,000, $3,374,000 and $3,238,000 in 2005, 2004 and 2003,        respectively.

NOTE 6—LONG-TERM DEBT

On July 29, 2005, the Company amended the unsecured, five-year syndicated credit facility (Credit Facility) in the amount of $100 million led by Wells Fargo Bank as the Administrative Agent, replacing a three-year $150 million syndicated credit facility. The Credit Facility is guaranteed by all of the Company’s subsidiaries and may be increased to a total of $200 million, subject to the availability of such additional credit from either existing banks within the Credit Facility or other banks. The Credit Facility bears interest at LIBOR plus a spread ranging from 0.50% to 1.0% (4.86% at December 31, 2005) and expires in July 2010. At December 31, 2005 and 2004, the Company had no outstanding balance with the Credit Facility. The Company’s aggregate availability for additional borrowings under the Credit Facility was $70.7 million and $128.7 million at December 31, 2005 and 2004, respectively.

The Company issues stand-by letters of credit provided by a $50 million sublimit under the Credit Facility that reduce available borrowings. These letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance and have been issued to replace surety bonds that were previously issued. Letters of credit totaling $29.3 million and $21.3 million were outstanding at December 31, 2005 and 2004, respectively.

On May 16, 2001, the Company completed a $100 million private placement of two series of unsecured senior notes (Senior Notes). The Series 2001-A Senior Notes were issued for $75 million, are due May 16, 2006 and bear interest at 7.72% per year. The Series 2001-B Senior Notes were issued for $25 million, are due May 16, 2008 and bear interest at 7.92% per year. The private placement agreement allows for a total of $200 million of Senior Notes issuable in series. Proceeds from the transaction were used to reduce outstanding borrowings under the Company’s former revolving credit facility.

The Company leases certain computer equipment under a capitalized lease. The lease agreement has a term of 30 months, expiring in 2006. At December 31, 2005, the monthly installment under this agreement was approximately $48,500. The present value of the future minimum lease payments under these agreements totaled $285,000 and $858,000 at December 31, 2005 and 2004, respectively, which has been classified as current portion of long-term debt in the accompanying consolidated financial

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 6—LONG-TERM DEBT (CONTINUED)

statements. During 2005 and 2004, the Company did not purchase any assets under a capitalized lease.

Principal maturities of long-term debt are as follows (amounts in thousands):

2006	$75,313
2007	31
2008	25,019
2009	16
2010	17
Thereafter	378
$100,774

NOTE 7—COMMITMENTS

Lease Commitments

On June 26, 2003, we completed an amended and restated master agreement to our $50 million Synthetic Operating Lease Facility (the Facility or the Synthetic Lease) with a group of financial institutions. The terms of the Facility provide for an initial lease period of five years, a residual value guarantee of approximately $42.2 million at December 31, 2005, and purchase options on the properties. The Facility also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The amended and restated Facility has been accounted for as an operating lease under SFAS No. 13 and related interpretations, including FASB Interpretation No. 46. Future minimum rental commitments under the Facility have been included in the table of future minimum annual rental commitments below.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 7—COMMITMENTS (CONTINUED)

The Company also leases certain office space, retail stores, property and equipment under long-term, non-cancelable operating leases. Most of these leases include renewal options and some include options to purchase and provisions for percentage rent based on sales. At December 31, 2005, future minimum rental payments under all of the Company’s operating leases for each of the next five years and in the aggregate are as follows (amounts in thousands):

	Related	Non-related
	Parties	Parties	Total
2006	$3,349	$38,902	$42,251
2007	3,351	35,359	38,710
2008	3,277	31,568	34,845
2009	2,480	27,564	30,044
2010	1,678	23,515	25,193
Thereafter	6,462	162,180	168,642
	$20,597	$319,088	$339,685

Rental expense amounted to $43,047,000, $39,145,000 and $31,865,000 for the years ended December 31, 2005, 2004, and 2003, respectively. 2004 rental expense includes an adjustment to correct lease accounting in the amount of $4,367,000 ($900,000 related to 2004.) See Note 1 – Leases for further details.

Other Commitments

The Company had construction commitments, which totaled approximately $57.5 million, at December 31, 2005.

NOTE 8—LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to the ordinary conduct of its business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 9—EMPLOYEE BENEFIT PLANS

The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are 21 years of age with at least six months of service. A total of 3,200,000 shares of common stock were reserved for issuance under the plan. Employees may contribute up to 100% of their annual compensation subject to Internal Revenue Code maximum limitations. The Company has agreed to make matching contributions equal to 50% of the first 2% of each employee's contribution and 25% of the next 4% of each employee's contribution. Additional contributions to the plan may be made as determined annually by the Board of Directors. After two years of service, Company contributions and earnings thereon vest at the rate of 20% per year. Company contributions charged to operations amounted to $6,606,000 in 2005, $5,278,000 in 2004 and $4,353,000 in 2003. Company contributions, in the form of common stock, to the profit sharing and savings plan to match employee contributions during the years ended December 31 were as follows:

Year		Market
Contributed	Shares	Value
2005	71,125	$1,928,000
2004	81,368	1,766,000
2003	84,366	1,478,000

Profit sharing contributions accrued at December 31, and funded in the next year through the issuance of shares of the Company's common stock were as follows:

Year		Market
Funded	Shares	Value
2005	139,336	$3,500,000
2004	157,460	3,000,000
2003	170,368	2,300,000

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 9—EMPLOYEE BENEFIT PLANS (CONTINUED)

Additionally, the Company has adopted a stock purchase plan under which 2,600,000 shares of common stock were reserved for issuance. Under the plan, substantially all employees and non-employee directors have the right to purchase shares of the Company's common stock monthly at a price equal to 85% of the fair market value of the stock, not to exceed 5% of the participants annual salary. Purchases of common stock under the plan during the years ended December 31 were as follows:

		Weighted
		Average	Market
Year	Shares	Fair Value	Value
2005	161,903	$27.57	$4,464,000
2004	187,754	20.85	3,915,000
2003	206,914	16.19	3,350,000

The Company has in effect a performance incentive plan for the Company's senior management under which 800,000 shares of stock were reserved for issuance. Shares awarded under the plan vest equally over a three-year period and are held in escrow until such vesting has occurred. Shares are forfeited when an employee ceases employment. Shares, net of forfeitures, issued under the plan during the years ended December 31 were as follows:

Year		Market
Funded	Shares	Value
2005	14,986	$381,000
2004	15,834	302,000
2003	21,060	248,000

NOTE 10—SHAREHOLDERS’ EQUITY

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

Stock Option Plans

The Company has a stock option plan under which incentive stock options or non-qualified stock options may be granted to officers and key employees. An aggregate of 24,000,000 shares of common stock were reserved for issuance under this plan. The

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 10—SHAREHOLDERS’ EQUITY (CONTINUED)

Stock Option Plans (continued)

exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and the options will expire no later than 10 years from the date of grant. Generally, options granted pursuant to the plan become exercisable no sooner than six months from the date of grant. See Note 1 for a discussion of the 2005 acceleration of vesting related to our stock option plans. All grants under the plan since its inception have been non-qualified stock option grants. A summary of outstanding stock options under this plan is as follows:

				Number
	Price per Share			of Shares
Outstanding at December 31, 2002	$4.47	-	18.81	6,981,404
Granted	11.51	-	22.41	2,071,500
Exercised	4.47	-	18.81	(2,103,880)
Canceled	4.47	-	19.49	(444,826)
Outstanding at December 31, 2003	$5.28	-	22.41	6,504,198
Granted	18.53	-	23.38	1,716,250
Exercised	5.28	-	20.20	(941,954)
Canceled	5.47	-	23.15	(478,228)
Outstanding at December 31, 2004	$5.47	-	23.38	6,800,266
Granted	22.18	-	32.08	1,933,500
Exercised	5.47	-	23.38	(1,202,012)
Canceled	6.97	-	32.08	(648,712)
Outstanding at December 31, 2005	$6.03	-	32.08	6,883,042

Options to purchase 6,770,042, 3,225,200 and 2,446,818 shares of common stock were exercisable at December 31, 2005, 2004 and 2003, respectively.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 10—SHAREHOLDERS’ EQUITY (CONTINUED)

The Company also maintains a stock option plan for non-employee directors of the Company under which 1,000,000 shares of common stock were reserved for issuance. All director stock options are granted at fair market value on the date of grant and expire on the earlier of termination of service to the Company as a director or seven years. Options granted under this plan become exercisable six months from the date of grant. A summary of outstanding stock options under this plan is as follows:

				Number
	Price per Share			of Shares
Outstanding at December 31, 2002	$6.22	-	14.51	160,000
Granted			14.60	60,000
Outstanding at December 31, 2003	$6.22	-	14.60	220,000
Granted			20.84	25,000
Exercised	6.22	-	10.33	(40,000)
Outstanding at December 31, 2004	$10.33	-	20.84	205,000
Granted			23.50	25,000
Exercised			14.51	(40,000)
Outstanding at December 31, 2005	$10.33	-	23.50	190,000

All options under this plan were exercisable at December 31, 2005, 2004 and 2003.

The weighted-average remaining contractual life at December 31, 2005, for all outstanding options under the Company's stock option plans is 7.1 years. The weighted-average exercise price for all outstanding options under the Company's stock option plans was $17.67, $14.94 and $13.06 at December 31, 2005, 2004 and 2003, respectively.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 11—INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share:

	Years ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$164,266	$139,566	$100,087

Denominator:
Denominator for basic income per common share– weighted-average shares	111,613	110,020	107,816
Effect of stock options (Note 10)	1,772	1,403	1,244

Denominator for diluted income per common share- adjusted weighted-average shares and assumed conversion	113,385	111,423	109,060

Basic net income per common share	$1.47	$1.27	$0.93

Net income per common share-assuming dilution	$1.45	$1.25	$0.92

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 12—INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

	2005	2004
	(In thousands)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$1,050	$1,292
Other accruals	17,601	10,038
Noncurrent:
Other accruals	2,404	1,980
Total deferred tax assets	21,055	13,310

Deferred tax liabilities:
Current:
Inventories	21,102	18,528
Noncurrent:
Property and equipment	42,255	39,203
Other	2,665	1,217
Total deferred tax liabilities	66,022	58,948
Net deferred tax liabilities	$(44,967)	$(45,638)

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 12—INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following:

	Current	Deferred	Total
	(In thousands)
2005:
Federal	$79,720	$(616)	$79,104
State	7,754	(55)	7,699
	$87,474	$(671)	$86,803

2004:
Federal	$56,385	$6,942	$63,327
State	6,038	698	6,736
	$62,423	$7,640	$70,063

2003:
Federal	$41,465	$12,362	$53,827
State	4,694	1,434	6,128
	$46,159	$13,796	$59,955

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows:

	2005	2004	2003
	(In thousands)

Federal income taxes at statutory rate	$87,874	$65,708	$56,015
State income taxes, net of federal tax benefit	4,986	4,355	3,935
Other items, net	(6,057)	--	5
	$86,803	$70,063	$59,955

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

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of O'Reilly Automotive, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O’Reilly Automotive, Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2004 the Company changed its method of accounting for inventory.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of O’Reilly Automotive, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

                                                                                                                                                /s/ Ernst & Young LLP

Kansas City, Missouri

March 3, 2006

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

Shareholder Information

CORPORATE ADDRESS

233 South Patterson

Springfield, Missouri 65802

417/862-3333

Web site – www.oreillyauto.com

REGISTRAR AND TRANSFER AGENT

UMB Bank

928 Grand Boulevard

Kansas City, Missouri 64141-0064

Inquiries regarding stock transfers, lost certificates or address changes should be directed to UMB Bank at the above address.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Ernst & Young LLP

One Kansas City Place

Kansas City, Missouri 64105-2143

LEGAL COUNSEL

Gallop, Johnson & Neuman, L.C.

101 South Hanley Road, Suite 1600

St. Louis, Missouri 63105

Greensfelder, Hemker & Gale, P.C

10 South Broadway, Suite 2000

St. Louis, Missouri 63102

ANNUAL MEETING

The annual meeting of shareholders of O’Reilly Automotive, Inc. will be held at 10:00 a.m. local time on May 9, 2006, at the Clarion Hotel, Ballrooms 1 and 2, 3333 South Glenstone Ave in Springfield, Missouri. Shareholders of record as of February 28, 2006, will be entitled to vote at this meeting.

FORM 10-K REPORT

The Form 10-K Report of O’Reilly Automotive, Inc. filed with the Securities and Exchange Commission and our quarterly press releases are available without charge to shareholders upon written request. These requests and other investor contacts should be directed to James R. Batten, Executive Vice President of Finance/Chief Financial Officer, at the corporate address.

TRADING SYMBOL

The Company’s common stock is traded on The Nasdaq Stock Market (National Market) under the symbol ORLY.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2005 Annual Report to Shareholders (continued)

NUMBER OF SHAREHOLDERS

As of February 28, 2006, O’Reilly Automotive, Inc. had approximately 35,589 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

ANALYST COVERAGE

The following analysts provide research coverage of O’Reilly Automotive, Inc.:

AG Edwards & Sons – Brian Postol

BB&T - Anthony Cristello

Citigroup – Bill Sims

Credit Suisse First Boston – Gary Balter

Deutsche Bank Securities Inc. – Michael Baker

Friedman, Billings, Ramsey & Co – Jeff Sonnek

Goldman Sachs Research – Matthew Fassler

Harris Nesbitt Corp – Richard Weinhart

Kevin Dann & Partners – Cid Wilson

Lehman Brothers Equities Research – Alan Rifkin

Piper Jaffray – Michael Cox

RBC Capital Markets – Scot Ciccarelli

Robert W. Baird & Co – David Cumberland

Sidoti & Company – Scott Stember

Stifel Nicolaus/Hanifen Imhoff, Inc. – David Schick

William Blair & Company – Sharon Zackfia

MARKET PRICES AND DIVIDEND INFORMATION

The prices in the table below represent the high and low sales price for O’Reilly Automotive, Inc. common stock as reported by the Nasdaq Stock Market.

The common stock began trading on April 22, 1993. No cash dividends have been declared since 1992, and the Company does not anticipate paying any cash dividends in the foreseeable future.

	2005		2004
	High	Low	High	Low
First Quarter	$26.22	$21.98	$20.85	$18.23
Second Quarter	30.50	23.21	23.54	19.59
Third Quarter	32.53	26.54	22.68	18.03
Fourth Quarter	32.52	25.75	22.82	18.50
For the Year	32.53	21.98	23.54	18.03

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 21.1 - Subsidiaries of the Company

Subsidiary	State of Incorporation

Ozark Automotive Distributors, Inc.	Missouri
Greene County Realty Co.	Missouri
O’Reilly II Aviation, Inc.	Missouri
Ozark Services, Inc.	Missouri
Hi-LO Investment Company	Delaware
Hi-LO Management Company	Delaware

One hundred percent of the capital stock of each of the above listed subsidiaries is directly owned by O’Reilly Automotive, Inc.

O’Reilly Automotive, Inc. and Subsidiaries

Exhibit 23.1 – Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in this Annual Report (Form 10-K) of O’Reilly Automotive, Inc. and Subsidiaries of our reports dated March 3, 2006, with respect to the consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries, O’Reilly Automotive, Inc. and Subsidiaries management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of O’Reilly Automotive, Inc. and Subsidiaries, included in the 2005 Annual Report to Shareholders of O’Reilly Automotive, Inc. and Subsidiaries.

Our audits also included the financial statement schedule of O’Reilly Automotive, Inc. and Subsidiaries listed in Item 15(a). This schedule is the responsibility of O’Reilly Automotive, Inc. and Subsidiaries’ management. Our responsibility is to express an opinion based on our audits. In our opinion, as to which the date is March 3, 2006, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the following Registration Statements:

(1)	Registration Statement (Form S-8 No. 333-63467) pertaining to the O’Reilly Automotive, Inc. Director Stock Option Plan and the O’Reilly Automotive, Inc. 1993 Stock Option Plan;

(2)	Registration Statement (Form S-8 No. 333-59568) pertaining to the O’Reilly Automotive, Inc. Profit Sharing and Savings Plan ;

(3)

Registration Statement (Form S-8 No. 333-111976) pertaining to the O’Reilly Automotive, Inc. 2003 Employee Stock Option Plan, O’Reilly Automotive, Inc. 2003 Director Stock Option Plan, O’Reilly Automotive, Inc. 1993 Employee Stock Option Plan, and the O’Reilly Automotive, Inc. Stock Purchase Plan;

of our reports dated March 3, 2006, with respect to the consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries, and O’Reilly Automotive, Inc. and Subsidiaries management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting of O’Reilly Automotive, Inc. and Subsidiaries, incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of O’Reilly Automotive, Inc. and Subsidiaries.

/s/ Ernst & Young LLP

Kansas City, Missouri

March 10, 2006

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 31.1 – CEO Certification

CERTIFICATIONS

I, Greg Henslee, certify that:

1. I have reviewed this annual report on Form 10-K of O’Reilly Automotive, Inc.;

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date: March 15, 2006	/s/ Greg Henslee
Greg Henslee, Co-President and Chief Executive Officer (Principal Executive Officer)

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 31.2 – CFO Certification

CERTIFICATIONS

I, James R. Batten, certify that:

1. I have reviewed this quarterly report on Form 10-K of O’Reilly Automotive, Inc.;

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date: March 15, 2006	/s/ James R. Batten
James R. Batten, Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 32.1 – CEO Certification

O’REILLY AUTOMOTIVE, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Greg Henslee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James R. Batten, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ James R. Batten

James R. Batten

Chief Financial Officer

March 15, 2005

This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.