Form 10-Q
period 2006-03-31
O REILLY AUTOMOTIVE INC
filed 2006-05-10
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(417) 862-6708
(Registrant’s telephone number, including area code)

Not applicable
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

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). ☐ Yes ☒ No

Common stock, $0.01 par value – 113,199,354 shares outstanding as of March 31, 2006.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended March 31, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	15

ITEM 4 - CONTROLS AND PROCEDURES	15

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	15

ITEM 1A – RISK FACTORS	15

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	15

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15

ITEM 5 – OTHER INFORMATION	15

ITEM 6 - EXHIBITS	16

SIGNATURE PAGE	17

PART I	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$55,290	$31,384
Accounts receivable, net	74,575	73,849
Amounts receivable from vendors, net	60,372	57,224
Inventory	755,026	726,390
Other current assets	17,739	22,845
Total current assets	963,002	911,692

Property and equipment, at cost	1,038,221	992,899
Accumulated depreciation and amortization	287,576	274,533
Net property and equipment	750,645	718,366

Notes receivable, less current portion	27,898	29,062
Other assets, net	61,449	60,827
Total assets	$1,802,994	$1,719,947

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$312,509	$292,667
Accrued payroll	20,286	19,356
Accrued benefits and withholdings	46,236	49,794
Deferred income taxes	10,868	2,451
Other current liabilities	43,514	47,137
Current portion of long-term debt	75,154	75,313
Total current liabilities	508,567	486,718

Long-term debt, less current portion	25,436	25,461
Deferred income taxes	42,882	42,516
Other liabilities	19,637	19,483

Shareholders' equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares – 113,199,354 at March 31, 2006, and 112,389,002 at
December 31, 2005	1,132	1,124
Additional paid-in capital	380,456	360,325
Retained earnings	824,884	784,320
Total shareholders’ equity	1,206,472	1,145,769
Total liabilities and shareholders’ equity	$1,802,994	$1,719,947

Note: The balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See notes to condensed consolidated financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005

Product sales	$536,547	$466,239
Cost of goods sold, including warehouse and distribution expenses	303,119	270,070

Gross profit	233,428	196,169
Operating, selling, general and administrative expenses	168,462	142,588

Operating income	64,966	53,581
Other expense, net	(452)	(668)
Income before income taxes	64,514	52,913
Provision for income taxes	23,950	19,700
Net income	$40,564	$33,213

Net income per common share	$0.36	$0.30
Net income per common share-assuming dilution:	$0.35	$0.30

Weighted-average common shares outstanding - basic	112,523	110,896
Adjusted weighted-average common shares outstanding – assuming dilution	114,615	112,510

See notes to condensed consolidated financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2006	2005

Net cash provided by operating activities	$56,932	$64,359

Investing activities:
Purchases of property and equipment	(47,450)	(45,570)
Proceeds from sale of property and equipment	186	350
Payments received on notes receivable	1,055	1,205
Advance on notes receivable	--	(6,896)
(Investment in) reduction of other assets	(497)	1,532

Net cash used in investing activities	(46,706)	(49,379)

Financing activities:
Principal payments of long-term debt	(185)	(149)
Net proceeds from issuance of common stock	8,724	5,411
Tax benefit of stock options exercised	5,141	--

Net cash provided by financing activities	13,680	5,262

Net increase in cash and cash equivalents	23,906	20,242
Cash and cash equivalents at beginning of period	31,384	69,028

Cash and cash equivalents at end of period	$55,290	$89,270

See notes to condensed consolidated financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”).

2.	Reclassifications

The Company made certain reclassifications to prior periods to conform to current year presentation.

3.	Stock-based Employee Compensation Plans

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“SFAS No. 123R”), using the modified prospective method and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option awards issued under the Company’s employee stock option plans, stock issued through the Company’s employee stock purchase plan and stock awarded to employees through other benefit programs. Prior to January 1, 2006, the Company accounted for share based payments using the intrinsic value based recognition method in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the intrinsic value method in accordance with APB No. 25, the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of grant, thus no compensation expense for stock option awards was recognized.

Stock Options

The employee stock option plans provide for the granting of stock options to certain key employees of the Company to purchase stock. A total of 24,000,000 shares have been authorized for issuance under this plan. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Options granted under the plan expire after ten years and typically vest 25% a year, over four years.

In the fourth quarter of 2005, the Board of Directors approved the accelerated vesting of all unvested stock options previously awarded to employees and executive officers. Option awards granted subsequent to the Board’s action are not included in the acceleration and will vest equally over the service period established in the award, typically four years. The primary purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon the adoption of SFAS No. 123R in the first quarter of 2006. As a result of the vesting acceleration, options to purchase approximately 4.2 million shares of O’Reilly Common Stock became exercisable immediately. O’Reilly’s Board of Directors took this action with the belief that it was in the best interest of shareholders as it would reduce the Company’s reported non-cash compensation expense in future periods.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2006

3.	Stock-based Employee Compensation Plans (continued)

Stock Options (continued)

At March 31, 2006, approximately 12,277,000 shares were reserved for future issuance under the employee stock option plans. The Company recognized stock option compensation costs of approximately $234,000 in the first quarter of 2006 and recognized a corresponding income tax benefit of approximately $87,000. For purposes of pro forma disclosures required under SFAS No. 123 for the three months ended March 31, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share for the three months ended March 31, 2005 were as follows (in thousands, except per share data):

2005
Net income, as reported	$33,213
Add stock-based compensation expense, net of tax, as reported	1,542
Deduct stock-based compensation expense determined under the fair value based method for all awards, net of tax	(3,356)
Pro forma net income	$31,399
Pro forma basic net income per share	$0.28
Pro forma net income per share- assuming dilution	$0.28

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model. Expected volatility is an input of the Black-Scholes model and is based upon the historical volatility of the Company’s stock. Expected life represents the period of time that options granted are expected to be outstanding. The Company uses historical data and experience to estimate the expected life of options granted. The risk free interest rate for periods within the contractual life of the options are based on the US Treasury rates in effect for the expected life of the options. The following weighted-average assumptions were used for grants issued in the first quarters of 2006 and 2005:

	2005		2006
Risk free interest rate	3.88%		3.73%
Expected life	4.0	Years	4.8	Years
Expected volatility	39.7%		35.2%
Expected dividend yield	0%		0%

The following table summarizes the stock option transactions during the first quarter of 2006:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,883,042	$17.61
Granted	360,250	32.49
Exercised	(583,340)	12.54
Forfeited	(74,000)	24.31
Outstanding at March 31, 2006	6,585,952	19.04	7.27	$115,386,000
Exercisable at March 31, 2006	6,143,202	$18.09	7.08	$113,465,000

The weighted-average grant-date fair value of options granted during the first quarter of 2006 was $11.93 and the total intrinsic value of options exercised during the same period was $14,012,000. The remaining unrecognized compensation

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2006

3.	Stock-based Employee Compensation Plans (continued)

Stock Options (continued)

cost related to unvested awards at March 31, 2006, was $4,019,000 and the weighted-average period of time over which this cost will be recognized is 3.7 years.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan permits all eligible employees to purchase shares of common stock at 85% of the fair market value of the stock. Participants may authorize the Company to withhold up to 5% of their annual salary. The stock purchase plan authorizes up to 2,600,000 shares to be granted. During the three months ended March 31, 2006, the Company issued 36,910 shares under the purchase plan at a weighted average price of $28.90 per share. SFAS No. 123R requires compensation expense to be recognized based on the discount between the grant date fair value and the employee purchase price for shares sold to employees. During the three months ended March 31, 2006, the Company recorded approximately $188,000 of compensation cost related to employee share purchases and recognized a corresponding income tax benefit of approximately $70,000. At March 31, 2006, approximately 528,000 shares were reserved for future issuance.

Other Employee Benefit Plans

The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are at least 21 years of age with at least six months of service. The Company has agreed to make matching contributions equal to 50% of the first 2% of each employee’s contribution and 25% of the next 4% of each employee’s contribution. The Company also makes additional profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company’s matching and profit sharing contributions under this plan are funded in the form of shares of common stock. A total of 3,200,000 shares of common stock have been authorized for issuance under this plan. During the first three months of 2006, the Company recorded approximately $1,756,000 of compensation cost for contributions to this plan and recognized a corresponding income tax benefit of approximately $651,000. During the first three months of 2005, the Company recorded approximately $1,488,000 of compensation cost for contributions to this plan and recognized a corresponding income tax benefit of approximately $554,000. The compensation cost recorded in the first quarter of 2006 includes matching contributions made in the first quarter of 2006 and profit sharing contributions accrued in the first quarter of 2006 to be funded with issuance of shares of common stock in 2007. The Company issued 147,342 shares in the first quarter of 2006 to fund matching and profit sharing contributions at an average grant date fair value of $35.66. A portion of these shares related to profit sharing contributions accrued in prior periods. At March 31, 2006, approximately 117,000 shares were reserved for future issuance under this plan.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2006

3.	Stock-based Employee Compensation Plans (continued)

Other Employee Benefit Plans (continued)

The Company has in effect a performance incentive plan for the Company’s senior management under which the Company awards shares of restricted stock that vest equally over a three-year period and are held in escrow until such vesting has occurred. Shares are forfeited when an employee ceases employment. A total of 800,000 shares of common stock have been authorized for issuance under this plan. Shares awarded under this plan are valued based on the market price of the Company’s common stock on the date of grant and compensation cost is recorded over the vesting period. The Company recorded approximately $92,000 of compensation cost for this plan during the first quarter of 2006 and recognized a corresponding income tax benefit of approximately $34,000. During the first three months of 2005, the Company recorded approximately $54,000 of compensation cost for contributions to this plan and recognized a corresponding income tax benefit of approximately $20,000. The remaining unrecognized compensation cost related to unvested awards at March 31, 2006 was $860,000. The Company awarded 18,536 shares under this plan in the first quarter of 2006 with an average grant date fair value of $33.12. Compensation cost for shares awarded in the first quarter of 2006 will be recognized over the three-year vesting period. Changes in the Company’s restricted stock for the three months ended March 31, 2006 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2005	15,052	$22.68
Granted during the period	18,536	33.12
Vested during the period	--	--
Forfeited during the period	--	--
Non-vested at March 31, 2006	33,588	$28.44

At March 31, 2006, approximately 659,000 shares were reserved for future issuance under this plan.

4.	Synthetic Lease Facility

On June 26, 2003, we completed an amended and restated master agreement to our $50 million Synthetic Operating Lease Facility, relating to our properties leased from SunTrust Equity Funding, LLC (the “Synthetic Lease”), with a group of financial institutions. The terms of the Synthetic Lease provide for an initial lease period of five years, a residual value guarantee of approximately $42.2 million at March 31, 2006, and purchase options on the properties. The Synthetic Lease also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The Synthetic Lease has been accounted for as an operating lease under the provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 13 and related interpretations, including FASB Interpretation No. 46.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2006

5.	Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share for the quarters ended March 31:

	2006	2005

Numerator (basic and diluted):
Net income	$40,564	$33,213

Denominator:
Denominator for basic income per common share– weighted-average shares	112,523	110,896
Effect of stock options	2,092	1,614

Denominator for diluted income per common share- adjusted weighted-average shares and assumed conversion	114,615	112,510

Basic net income per common share	$0.36	$0.30

Net income per common share-assuming dilution	$0.35	$0.30

6.	Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The standard is effective for fiscal years beginning after June 15, 2005. The Company has adopted this standard with no material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (a) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (b) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has adopted this standard with no material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25. In April 2005, the SEC adopted a rule permitting implementation of SFAS No. 123R at the beginning of the fiscal year commencing after June 15, 2005. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company was required to adopt SFAS No. 123R beginning in its quarter ended March 31, 2006. Under the provisions of SFAS 123R, the Company had the choice of adopting the fair-value-based method of expensing of stock options using (a) the “modified prospective method”, whereby the Company recognizes the expense only for periods beginning after December 31, 2005, or (b) the “modified retrospective method”, whereby the Company recognizes the expense for all years and interim periods since the effective date of SFAS No. 123. The Company adopted SFAS No. 123R using the modified prospective method. See Note 2, “Stock-Based Employee Compensation Plans”, for information regarding expensing of stock options in 2006 and for pro forma information regarding the Company’s expensing of stock options during 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

•

Stock-based compensation – Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment,” under the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remain unvested at the date of adoption. Currently, the Company’s stock-based compensation relates to stock option awards, employee share purchase plan discounts, restricted stock awards and shares contributed directly to other employee benefit plans.

Under SFAS No. 123R, the Company uses a Black-Scholes option-pricing model to determine the fair value of its stock options. The Black-Scholes model includes various assumptions, including the expected life of stock options, the expected volatility and the expected risk free interest rate.  These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. If the Company uses different assumptions for future grants, stock-based compensation cost could be materially impacted in future periods. Also, under SFAS No. 123R, the Company is required to record stock-based compensation expense net of estimated forfeitures. The Company’s forfeiture rate assumption used in determining its stock-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from these estimates.

Results of Operations

Product sales increased $70.3 million, or 15.1% from $466.2 million in the first quarter of 2005, to $536.5 million in the first quarter of 2006. This increase was primarily due to new stores opened since the first quarter of 2005, in addition to a 3.8% increase in comparable store product sales for the first quarter of 2006. Comparable store product sales are calculated based on the change in product sales of stores open at least one year. Percentage increase in comparable store product sales is calculated based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen and sales to employees. We believe that the comparable store product sales increase is primarily attributable to our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores, and compensation programs for all store team members that provide incentives for performance. At March 31, 2006, we operated 1,506 stores compared to 1,286 stores at March 31, 2005.

Gross profit increased $37.3 million, or 19.0% from $196.2 million (or 42.1% of product sales) in the first quarter of 2005, to $233.4 million (or 43.5% of product sales) in the first quarter of 2006. The increase in gross profit dollars was primarily a result of the increase in sales resulting from the increase in the number of stores open during the first quarter of 2006 compared to the same period in 2005, and increased sales levels at existing stores. The increase in gross profit as a percentage of product sales is the result of improvements in distribution and product acquisition costs.

Operating, selling, general and administrative expenses (“OSG&A expenses”) increased $25.9 million, or 18.1% from $142.6 million (or 30.6% of product sales) in the first quarter of 2005 to $168.5 million (or 31.4% of product sales) in the first quarter of 2006. The dollar increase in OSG&A expenses resulted from the addition of team members and resources in order to support the increased level of our operations. The increase in OSG&A expenses as a percentage of product sales was primarily due to increased energy and fuel costs and higher real property tax rates for new and existing stores.

Our estimated provision for income taxes increased $4.3 million to $24.0 million for the first quarter of 2006 compared to the same period in 2005, as a result of our increased taxable income. Our effective tax rate was 37.1% of income before income taxes for the first quarter of 2006 and 37.2% for the first quarter of 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

Net cash provided by operating activities decreased from $64.4 million for the first three months in 2005 to $56.9 million for the first three months of 2006. This decrease was principally the result of a modest increase in amounts receivable from vendors in the first quarter of 2006 compared to significant cash inflows from reductions in these amounts in the first quarter of 2005. The decrease in cash provided by operating activities is also attributable to an increase in inventory resulting from increased store growth.

Net cash used in investing activities decreased from $49.4 million during the first three months in 2005 to $46.7 million for the comparable period in 2006, primarily due to a decrease in advances on notes receivable in the first quarter of 2006 compared to the same period in 2005.

Net cash provided by financing activities increased from $5.3 million in the first three months of 2005 to $13.7 million in the first three months of 2006, primarily due to an increase in proceeds from the issuance of common stock and the tax benefit resulting from the exercise of stock options. In accordance with our current year adoption of SFAS No. 123R, the excess tax benefit from the exercise of stock options is reflected as cash provided by financing activities. For the three months ended March 31, 2005, these excess tax benefits totaled $1.8 million and are included with net cash provided by operating cash flows in our consolidated statement of cash flow.

We have available an unsecured, five-year syndicated revolving credit facility (“Credit Facility”) in the amount of $100 million. The credit facility may be increased to a total of $200 million, subject to availability of such additional credit from either existing banks within the Credit Facility or other banks. At March 31, 2006, none of the revolving credit facility was outstanding. Additionally, letters of credit totaling $35.3 million were outstanding at March 31, 2006. Accordingly, we have aggregate availability for additional borrowings of $64.7 million under the revolving credit facility. The revolving credit facility, which bears interest at LIBOR plus a spread ranging from 0.50% to 1.0% (5.326% at March 31, 2006,) expires in July 2010.

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

During the first three months of 2006, we opened 36 net, new stores. The Company plans to open 134 to 139 additional stores during the remainder of 2006. The funds required for such planned expansions are expected to be provided by operating activities and the existing and available bank credit facilities.

We believe that our existing cash, short-term investments, cash expected to be provided by operating activities, available bank credit facilities and trade credit will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The standard is effective for fiscal years beginning after June 15, 2005. The Company has adopted this standard with no material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

New Accounting Standards (continued)

substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15,

2005. The Company has adopted this standard with no material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. In April 2005, the SEC adopted a rule permitting implementation of SFAS 123R at the beginning of the fiscal year commencing after June 15, 2005. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company was required to adopt SFAS No. 123R beginning in its quarter ended March 31, 2006. Under the provisions of SFAS No. 123R, the Company had the choice of adopting the fair-value-based method of expensing of stock options using (a) the “modified prospective method”, whereby the Company recognizes the expense only for periods beginning after December 31, 2005, or (b) the “modified retrospective method”, whereby the Company recognizes the expense for all years and interim periods since the effective date of SFAS No. 123. The Company adopted SFAS No. 123R using the modified prospective method. See Note 2, “Stock-Based Employee Compensation Plans”, for information regarding expensing of stock options in 2006 and for pro forma information regarding the Company’s expensing of stock options for year ended 2005.

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

Internet Address and Access to SEC Filings

Our Internet address is www.oreillyauto.com. Interested readers can access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Security and Exchange Commission’s website at www.sec.gov. Such reports are generally available on the day they are filed. Additionally, the Company will furnish interested readers upon request and free of charge, a paper copy of such reports.

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2005, for additional factors that could materially affect our financial performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates. Since no amounts were outstanding under the revolving credit facility at March 31, 2006, changes in interest rates would not have any effect. In the event of an adverse change in interest rates and assuming the Company had amounts outstanding under the credit facility, management would likely take actions that would mitigate our exposure to interest rate risk particularly if our borrowing levels increase to any significant extent; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) as of March 31, 2006. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2006, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company's internal control over financial reporting during the first quarter of 2006 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O'REILLY AUTOMOTIVE, INC.

May 9, 2006	/s/ Greg Henslee
Date	Greg Henslee, Co-President and Chief Executive Officer (Principal Executive Officer)

May 9, 2006	/s/ James R. Batten
Date	James R. Batten, Executive Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: May 9, 2006

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

Date: May 9, 2006	/s/ James R. Batten
James R. Batten, Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 32.1 – CEO Certification

O’REILLY AUTOMOTIVE, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Greg Henslee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Greg Henslee
Greg Henslee
Chief Executive Officer (Principal Executive Officer)

May 9, 2006

This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 32.2 – CFO Certification

O’REILLY AUTOMOTIVE, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James R. Batten, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ James R. Batten
James R. Batten
Chief Financial Officer (Principal Financial and Accounting Officer)

May 9, 2006

This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.