Form 10-Q
period 2006-06-30
O REILLY AUTOMOTIVE INC
filed 2006-08-09
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common stock, $0.01 par value – 113,394,091 shares outstanding as of June 30, 2006.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended June 30, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	15

ITEM 4 - CONTROLS AND PROCEDURES	15

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	16

ITEM 1A – RISK FACTORS	16

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

ITEM 5 – OTHER INFORMATION	17

ITEM 6 - EXHIBITS	17

SIGNATURE PAGE	18

PART I	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$55,247	$31,384
Accounts receivable, net	82,612	73,849
Amounts receivable from vendors, net	62,334	57,224
Inventory	800,459	726,390
Other current assets	15,211	22,845
Total current assets	1,015,863	911,692

Property and equipment, at cost	1,108,717	992,899
Accumulated depreciation and amortization	300,867	274,533
Net property and equipment	807,850	718,366

Notes receivable, less current portion	32,532	29,062
Other assets, net	60,081	60,827
Total assets	$1,916,326	$1,719,947

Liabilities and shareholders' equity
Current liabilities:
Income taxes payable	$9,360	$--
Accounts payable	358,090	292,667
Accrued payroll	20,323	19,356
Accrued benefits and withholdings	47,287	49,794
Deferred income taxes	3,119	2,451
Other current liabilities	48,374	47,137
Current portion of long-term debt	265	75,313
Total current liabilities	486,818	486,718

Long-term debt, less current portion	100,678	25,461
Deferred income taxes	44,809	42,516
Other liabilities	22,319	19,483

Shareholders' equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares – 113,394,091 at June 30, 2006, and 112,389,002 at
December 31, 2005	1,134	1,124
Additional paid-in capital	386,371	360,325
Retained earnings	874,197	784,320
Total shareholders’ equity	1,261,702	1,145,769
Total liabilities and shareholders’ equity	$1,916,326	$1,719,947

NOTE: The condensed consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See “Notes to Condensed Consolidated Financial Statements.”

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Sales	$591,199	$521,209	$1,127,746	$987,448
Cost of goods sold, including warehouse and distribution expenses	330,271	292,239	633,390	562,309

Gross profit	260,928	228,970	494,356	425,139
Operating, selling, general and administrative expenses	182,692	160,843	351,154	303,431

Operating income	78,236	68,127	143,202	121,708
Other income (expense), net	162	195	(290)	(473)
Income before income taxes	78,398	68,322	142,912	121,235
Provision for income taxes	29,085	25,399	53,035	45,099
Net income	$49,313	$42,923	$89,877	$76,136

Net income per common share	$0.44	$0.39	$0.80	$0.68
Net income per common share-assuming dilution:	$0.43	$0.38	$0.78	$0.67

Weighted-average common shares outstanding - basic	113,253	111,448	112,890	111,174
Adjusted weighted-average common shares outstanding – assuming dilution	115,196	113,138	114,908	112,827

See “Notes to Condensed Consolidated Financial Statements.”

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)

Net cash provided by operating activities	$123,800	$118,752

Investing activities:
Purchases of property and equipment	(119,436)	(102,494)
Proceeds from sale of property and equipment	465	665
Payments received on notes receivable	2,341	2,231
Advance on notes receivable	--	(518)
Acquisition, net of cash acquired	--	(62,909)
(Investment in) reduction of other assets	(808)	1,388
Net cash used in investing activities	(117,438)	(161,637)

Financing activities:
Proceeds from issuance of long-term debt	75,000	--
Principal payments on long-term debt	(75,775)	(306)
Tax benefit of stock options exercised	6,026	--
Proceeds from issuance of common stock	12,250	10,615
Net cash provided by financing activities	17,501	10,309

Net increase (decrease) in cash and cash equivalents	23,863	(32,576)
Cash and cash equivalents at beginning of period	31,384	69,028

Cash and cash equivalents at end of period	$55,247	$36,452

See “Notes to Condensed Consolidated Financial Statements.”

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

2.	Reclassifications

The Company made certain reclassifications to prior periods to conform to current year presentation.

3.	Stock-based Employee Compensation Plans

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), using the modified prospective method and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option awards issued under the Company’s employee stock option plans, director stock option plan, stock issued through the Company’s employee stock purchase plan and stock awarded to employees through other benefit programs. Prior to January 1, 2006, the Company accounted for share based payments using the intrinsic value based recognition method in accordance with APB No. 25. Under the intrinsic value method in accordance with APB No. 25, the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of grant, thus no compensation expense for stock option awards was recognized.

Stock Options

The employee stock option plans provide for the granting of stock options to certain key employees of the Company to purchase stock. A total of 24,000,000 shares have been authorized for issuance under these plans. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Options granted under the plans expire after ten years and typically vest 25% a year, over four years. A summary of the shares subject to currently issued and outstanding stock options under these plans is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,883,042	$17.67
Granted	614,750	32.74
Exercised	(722,988)	13.36
Forfeited	(137,600)	25.55
Outstanding at June 30, 2006	6,637,204	$19.58	7.12	$78,100,000
Exercisable at June 30, 2006	5,963,204	$18.11	6.83	$77,999,000

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2006

3.	Stock-based Employee Compensation Plans (continued)

Stock Options (continued)

The Company also maintains stock option plans for non-employee directors of the Company under which 1,000,000 shares of common stock have been authorized for issuance under these plans. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Options granted under the plan expire after seven years and vest fully after six months. A summary of the shares subject to currently issued and outstanding stock options under these plans is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	190,000	$15.32
Granted	25,000	34.92
Exercised	(25,000)	13.73
Forfeited	--	--
Outstanding at June 30, 2006	190,000	$18.11	6.84	$2,578,000
Exercisable at June 30, 2006	165,000	$15.56	6.38	$2,578,000

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

At June 30, 2006, approximately 12,137,000 and 400,000 shares were reserved for future issuance under the employee stock option plans and director stock option plans, respectively. The Company recognized stock option compensation costs of approximately $874,000 and $1,108,000 for the three and six months ended June 30, 2006, respectively. The Company recognized a corresponding income tax benefit of approximately $325,000 and $412,000 for the three and six months ended June 30, 2006, respectively. For purposes of pro forma disclosures required under SFAS No. 123 for the three months and six months ended June 30, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows (in thousands, except per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2005

Net income, as reported	$42,923	$76,136
Add stock-based compensation expense, net of tax, as reported	922	2,464
Deduct stock-based compensation expense determined under the fair value based method for all awards, net of tax	(2,528)	(5,884)
Pro forma net income	$41,317	$72,716
Pro forma basic net income per share	$0.37	$0.65
Pro forma net income per share- assuming dilution	$0.37	$0.64

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2006

3.	Stock-based Employee Compensation Plans (continued)

Stock Options (continued)

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model. Expected volatility is an input of the Black-Scholes model and is based upon the historical volatility of the Company’s stock. Expected life represents the period of time that options granted are expected to be outstanding. The Company uses historical data and experience to estimate the expected life of options granted. The risk free interest rate for periods within the contractual life of the options are based on the US Treasury rates in effect for the expected life of the options. The following weighted-average assumptions were used for grants issued for the first six months of 2006 and 2005:

	2006		2005
Risk free interest rate	3.80%		3.88%
Expected life	4.8	Years	4.0	Years
Expected volatility	35.2%		35.7%
Expected dividend yield	0%		0%

The weighted-average grant-date fair value of options granted during the first six months of 2006 was $12.02. The total intrinsic value of options exercised during the first six months of 2006 was $13,329,000. The remaining unrecognized compensation cost related to unvested awards at June 30, 2006, was $5,789,000 and the weighted-average period of time over which this cost will be recognized is 3.2 years.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan permits all eligible employees to purchase shares of common stock at 85% of the fair market value of the stock. Participants may authorize the Company to withhold up to 5% of their annual salary. The stock purchase plan authorizes up to 2,600,000 shares to be granted. During the six months ended June 30, 2006, the Company issued 79,495 shares under the purchase plan at a weighted average price of $28.31 per share. SFAS No. 123R requires compensation expense to be recognized based on the discount between the grant date fair value and the employee purchase price for shares sold to employees. During the three and six months ended June 30, 2006, the Company recorded approximately $209,000 and $397,000 of compensation cost related to employee share purchases, respectively. The Company recognized a corresponding income tax benefit of approximately $78,000 and $148,000 during the three and six months ended June 30, 2006, respectively. At June 30, 2006, approximately 485,000 shares were reserved for future issuance.

Other Employee Benefit Plans

The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are at least 21 years of age with at least six months of service. The Company has agreed to make matching contributions equal to 50% of the first 2% of each employee’s contribution and 25% of the next 4% of each employee’s contribution. The Company also makes additional profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company’s matching and profit sharing contributions under this plan are funded in the form of shares of common stock. A total of 3,200,000 shares of common stock have been authorized for issuance under this plan. During the three and six months ended June 30, 2006, the Company recorded approximately $1,422,000 and $3,178,000 of compensation cost for contributions to this plan, respectively. During the three and six months ended June 30, 2006, the Company recognized a corresponding income tax benefit of approximately $531,000 and $1,182,000, respectively. During the three and six months ended June 30, 2005, the Company recorded approximately $ 1,389,000 and $2,877,000 of compensation cost for contributions to this plan, respectively. During the three and six months ended June 30, 2005, the Company recognized a corresponding income tax benefit of approximately $516,000 and $1,070,000, respectively. The compensation cost recorded in the first six months of 2006 includes matching contributions made in the first six months of 2006 and profit sharing contributions accrued in the first six months of 2006 to be funded with issuance of shares of common stock in 2007. The Company issued 159,846 shares in the first six months of 2006 to fund matching and profit sharing contributions at an

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2006

3.	Stock-based Employee Compensation Plans (continued)

Other Employee Benefit Plans (continued)

average grant date fair value of $33.21. A portion of these shares related to profit sharing contributions accrued in prior periods. At June 30, 2006, approximately 105,000 shares were reserved for future issuance under this plan.

The Company has in effect a performance incentive plan for the Company’s senior management under which the Company awards shares of restricted stock that vest equally over a three-year period and are held in escrow until such vesting has occurred. Shares are forfeited when an employee ceases employment. A total of 800,000 shares of common stock have been authorized for issuance under this plan. Shares awarded under this plan are valued based on the market price of the Company’s common stock on the date of grant and compensation cost is recorded over the vesting period. The Company recorded approximately $ 108,000 and $200,000 of compensation cost for this plan for the three and six months ended June 30, 2006, respectively. The Company recognized a corresponding income tax benefit of approximately $40,000 and $74,000 for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, the Company recorded approximately $ 79,000 and $133,000 of compensation cost for contributions to this plan, respectively. The Company recognized a corresponding income tax benefit of approximately $30,000 and $50,000 for the three and six months ended June 30, 2005. The remaining unrecognized compensation cost related to unvested awards at June 30, 2006 was $752,000. The Company awarded 18,536 shares under this plan in the first six moths of 2006 with an average grant date fair value of $33.12. Compensation cost for shares awarded in the first six months of 2006 will be recognized over the three-year vesting period. Changes in the Company’s restricted stock for the six months ended June 30, 2006 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2005	15,052	$22.68
Granted during the period	18,536	33.12
Vested during the period	--	--
Forfeited during the period	--	--
Non-vested at June 30, 2006	33,588	$28.44

At June 30, 2006, approximately 659,000 shares were reserved for future issuance under this plan.

4.	Synthetic Lease Facility

On June 26, 2003, we completed an amended and restated master agreement to our $50 million Synthetic Operating Lease Facility, relating to our properties leased from SunTrust Equity Funding, LLC (the “Synthetic Lease”), with a group of financial institutions. The terms of the Synthetic Lease provide for an initial lease period of five years, a residual value guarantee of approximately $42.2 million at June 30, 2006, and purchase options on the properties. The Synthetic Lease also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The Synthetic Lease has been accounted for as an operating lease under the provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 13 and related interpretations, including FASB Interpretation No. 46.

5.	Long-Term Debt

On May 15, 2006, the Company entered into a private placement agreement (the “Private Placement Agreement”) that allows for the issuance of an aggregate of $300 million in unsecured senior notes (the “Senior Notes”), issuable in series. On May 15, 2006, the Company completed the private placement of $75 million of the first series of Senior Notes (the “Series 2006-A Senior Notes”) under the Private Placement Agreement. The Series 2006-A Senior Notes were issued for $75 million, are due May 15, 2016 and bear interest at 5.39% per year. Proceeds from the Series 2006-A Senior Notes transaction were used to repay certain existing debt of the Company, including $75 million of 7.72% Series 2001-A Senior Notes due May 15, 2006.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2006

6.	Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share for the quarters ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$49,313	$42,923	$89,877	$76,136

Denominator:
Denominator for basic income per common share– weighted-average shares	113,253	111,448	112,890	111,174
Effect of stock options	1,943	1,690	2,018	1,653

Denominator for diluted income per common share- adjusted weighted-average shares and assumed conversion	115,196	113,138	114,908	112,827

Basic net income per common share	$0.44	$0.39	0.80	0.68

Net income per common share-assuming dilution	$0.43	$0.38	0.78	0.67

7.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R. In April 2005, the SEC adopted a rule permitting implementation of SFAS No. 123R at the beginning of the first fiscal year commencing after June 15, 2005. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. The Company was required to adopt SFAS No. 123R beginning in its quarter ended March 31, 2006. Under the provisions of SFAS No. 123R, the Company had the choice of adopting the fair-value-based method of expensing of stock options using (a) the “modified prospective method”, whereby the Company recognizes the expense only for periods beginning after December 31, 2005, or (b) the “modified retrospective method”, whereby the Company recognizes the expense for all years and interim periods since the effective date of SFAS No. 123. The Company adopted SFAS No. 123R using the modified prospective method. See Note 2, “Stock-Based Employee Compensation Plans”, for information regarding expensing of stock options in 2006 and for pro forma information regarding the Company’s expensing of stock options during 2005.

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN No. 48”) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” or “O'Reilly” refer to O'Reilly Automotive, Inc. and its subsidiaries.

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

•

Vendor concessions – We receive concessions from our vendors through a variety of programs and arrangements, including co-operative advertising, allowances for warranties, merchandise allowances and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor concessions are recognized as a reduction of cost of sales when recognized in the consolidated statement of income. Amounts receivable from vendors also include amounts due to the Company for changeover merchandise and product returns. Amounts receivable from vendors are regularly reviewed by management and reserves for uncollectible amounts are provided for in our consolidated financial statements. We do not believe there is a reasonable likelihood that uncollectible amounts will exceed management’s expectations. However, actual results could differ from our assumptions and estimates and we may be exposed to losses or gains that could be material.

•

Self-Insurance Reserves – We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, vehicle liability, property loss, and employee health care benefits. With the exception of employee health care benefit liabilities, which are limited by the design of these plans, we obtain third-party insurance coverage to limit our exposure. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts. Our calculation of these liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains.

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

•

Taxes – We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We regularly review our potential tax liabilities for tax years subject to audit. Changes in our tax liability occurred in 2005 and may occur in the future as our assessments change based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations. In management’s opinion, adequate provisions for income taxes have been made for all years presented. However, the estimates of our potential tax liabilities contain uncertainties because management must use judgment to estimate the exposures associated with our various tax positions. Actual results could differ from our estimates and such differences could be material.

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

Results of Operations

Sales for the second quarter of 2006 were $591 million, an increase of $70 million or 13.4% over sales for the second quarter of 2005. Sales for the first six months of 2006 were $1,127 million, an increase of $140 million or 14.2% over sales for the first six months of 2005. These increases are primarily due to new stores opened in the past twelve months, and a 3.5% and 3.6% increase in comparable store sales for the second quarter and first six months of 2006, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year. Percentage increase in comparable store sales is calculated based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen and sales to employees. We believe the comparable store sales increase is primarily attributable to our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores, and compensation programs for all store team members that provide incentives for performance. At June 30, 2006, we operated 1,555 stores compared to 1,399 stores at June 30, 2005.

Gross profit increased 14.0% to $261 million (or 44.1% of sales) in the second quarter of 2006 from $229 million (or 43.9% of sales) in the second quarter of 2005. Gross profit for the first six months increased 16.3% to $494 million (or 43.8% of sales) in 2006, from $425 million (or 43.1% of sales) in 2005. The increase in gross profit dollars is primarily a result of the increase in the number of stores open during the second quarter and first six months of 2006 compared to the same periods in 2005, and increased sales levels at existing stores. The increase in gross profit as a percentage of sales is primarily due to improvements in distribution and product acquisition costs.

Operating, selling, general and administrative expenses (“OSG&A expenses”) increased $22 million to $183 million (or 30.9% of sales) in the second quarter of 2006 from $161 million (or 30.9% of sales) in the second quarter of 2005. OSG&A expenses increased $48 million to $351 million (or 31.1% of sales) in the first six months of 2006, from $303 million (or 30.7% of sales) in the first six months of 2005. The dollar increase in OSG&A expenses resulted primarily from additional team members and resources to support the increased store count. The increase in OSG&A as a percentage of sales in the first six months of 2006 was primarily due to increased energy and fuel costs.

Our estimated provision for income taxes increased $3.7 million and $7.9 million for the second quarter and first six months of 2006, respectively, compared to comparable periods in 2005, as a result of our increased taxable income. Our effective tax rate was 37.1% of income before income taxes for the second quarter and the first six months of 2006, compared to 37.2% for comparable periods in 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Liquidity and Capital Resources

Net cash provided by operating activities decreased to $124 million for the first six months of 2006, from $125 million for the first six months in 2005. The slight decrease was principally the result of increased investment in inventories to support new store growth partially offset by an increase in accounts payable.

Net cash used in investing activities decreased to $117 million for the first six months in 2006 from $168 million during the first six months in 2005. This decrease is primarily due to the acquisition of Midwest Auto Parts in the second quarter of 2005, partially offset by increased investment in new store property and equipment in 2006.

Net cash provided by financing activities was $18 million provided by the first six months of 2006, compared to $10 million in the first six months of 2005. The increase in net cash provided is primarily due to increased proceeds from the issuance of common stock and the tax benefit resulting from the exercise of stock options. In accordance with our current year adoption of SFAS No. 123R, the excess tax benefit from the exercise of stock options is reflected as cash provided by financing activities. For the six months ended June 30, 2005, these excess tax benefits totaled $4 million and are included with net cash provided by operating activities in our 2005 consolidated statement of cash flow. Additionally, we received proceeds of $75 million from the issuance of 5.39% Series 2006-A Senior Notes. The full amount of these proceeds was used to repay $75 million of 7.72% Series 2001-A Senior Notes.

We have available an unsecured, five-year syndicated revolving credit facility in the amount of $100 million. The credit facility may be increased to a total of $200 million, subject to availability of such additional credit from either existing banks within the credit facility or other banks. At June 30, 2006, no borrowings were outstanding on the credit facility; however, letters of credit totaling $27 million were outstanding resulting in $73 million of availability. The revolving credit facility, which bears interest at LIBOR plus a spread ranging from 0.50% to 1.0% (5.8451% at June 30, 2006), expires in July 2010.

Our continuing store expansion program requires significant capital expenditures and investment in inventory. The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, inventory and computer equipment) are estimated to average approximately $900,000 to $1.1 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site. Although the cost to acquire the business of an independently owned parts store varies, depending primarily upon the amount of inventory and the amount, if any, of real estate being acquired, we estimate that the average cost to acquire such a business and convert it to one of our stores is approximately $400,000, exclusive of the cost of inventory. We plan to finance our expansion program through cash expected to be provided from operating activities and available borrowings under our existing credit facilities.

During the first six months of 2006, 85 net, new stores were opened. The Company plans to open 85 to 90 additional stores during the remainder of 2006. The funds required for such planned expansions are expected to be provided by operating activities and our existing credit facility.

We believe that our existing cash, short-term investments, cash expected to be provided by operating activities, credit facility and trade credit will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. In April 2005, the SEC adopted a rule permitting implementation of SFAS No. 123R at the beginning of the first fiscal year commencing after June 15, 2005. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. The Company was required to adopt SFAS No. 123R beginning in its quarter ended March 31, 2006. Under the provisions of SFAS No. 123R, the Company had the choice of adopting the fair-value-based method of expensing of stock options using (a) the “modified prospective method”, whereby the Company recognizes the expense only for periods beginning after December 31, 2005, or (b) the “modified retrospective method”, whereby the Company recognizes the expense for all years and interim periods since the effective date of SFAS No. 123. The Company adopted SFAS No. 123R using the modified prospective method. See Note 2, “Stock-Based Employee Compensation Plans”, for information regarding expensing of stock options in 2006 and for pro forma information regarding the Company’s expensing of stock options for year ended 2005.

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN No. 48”) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on the Company’s consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates. Since no amounts were outstanding under the revolving credit facility at June 30, 2006, changes in interest rates would not have any effect. In the event of an adverse change in interest rates and assuming the Company had amounts outstanding under the credit facility, management would likely take actions that would mitigate our exposure to interest rate risk particularly if our borrowing levels increase to any significant extent; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2006, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2006, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the second quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our Annual Meeting of the Shareholders was held on May 9, 2006. Of the 112,425,511 shares entitled to vote at such meeting, 101,815,951 shares were present at the meeting in person or by proxy.

(b)	The individuals listed below were elected as a Class I Director, and with respect to each such Director, the number of shares voted for and withheld were as follows:

	Number of Shares
Name of Nominee	Voted For	Withheld
Charles H. O’Reilly, Jr.	67,047,361	34,768,590
John Murphy	96,465,310	5,350,641
Ronald Rashkow	100,329,018	1,486,933

The individuals listed below are Directors whose term of office continued after the meeting:

Jay D. Burchfield

Joe C. Greene

Paul R. Lederer

David E O’Reilly

Lawrence P. O’Reilly

Rosalie O’Reilly - Wooten

(c)	In addition to the election of three Class I Directors, the following matters were voted upon:

(i)	Ernst & Young LLP was ratified as independent auditor for the fiscal year ending December 31, 2006. The number of shares voted for, against and abstained were as follows:

Number of Shares
Voted For	Voted Against	Abstained
100,282,333	1,470,777	62,841

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

August 9, 2006	/s/ Greg Henslee
Date	Greg Henslee, Chief Executive Officer (Principal Executive Officer) and Co-President

August 9, 2006	/s/ Thomas McFall
Date	Thomas McFall, Senior Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: August 9, 2006	/s/ Greg Henslee
Greg Henslee, Co-President and
Chief Executive Officer (Principal Executive Officer)

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 31.2 – CFO Certification

CERTIFICATIONS

I, Thomas McFall, certify that:

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

Date: August 9, 2006	/s/ Thomas McFall
Thomas McFall, Senior Vice President of Finance
and Chief Financial Officer (Principal Financial and
Accounting Officer)

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 32.1 – CEO Certification

O’REILLY AUTOMOTIVE, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Greg Henslee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Greg Henslee

Greg Henslee

Chief Executive Officer

Principle Executive Officer

August 9, 2006

This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 32.2 – CFO Certification

O’REILLY AUTOMOTIVE, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas McFall, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas McFall

Thomas McFall

Chief Financial Officer

Principal Financial and Accounting Officer

August 9, 2006

This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.