Form 10-Q
period 2006-09-30
O REILLY AUTOMOTIVE INC
filed 2006-11-08
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common stock, $0.01 par value – 113,641,241 shares outstanding as of September 30, 2006.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September 30, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	15

ITEM 4 - CONTROLS AND PROCEDURES	15

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	16

ITEM 1A – RISK FACTORS	16

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

ITEM 5 – OTHER INFORMATION	16

ITEM 6 - EXHIBITS	16

SIGNATURE PAGE	17

PART I	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$40,823	$31,384
Accounts receivable, net	82,154	73,849
Amounts receivable from vendors, net	48,475	57,224
Inventory	816,661	726,390
Deferred income taxes	838	--
Other current assets	17,253	22,845
Total current assets	1,006,204	911,692

Property and equipment, at cost	1,162,664	992,899
Accumulated depreciation and amortization	316,000	274,533
Net property and equipment	846,664	718,366

Notes receivable, less current portion	31,033	29,062
Other assets	61,967	60,827
Total assets	$1,945,868	$1,719,947

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$341,375	$292,667
Accrued payroll	22,824	19,356
Accrued benefits and withholdings	42,611	49,794
Deferred income taxes	--	2,451
Other current liabilities	49,072	47,137
Current portion of long-term debt	307	75,313
Total current liabilities	456,189	486,718

Long-term debt, less current portion	100,548	25,461
Deferred income taxes	41,699	42,516
Other liabilities	31,353	19,483

Shareholders' equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares – 113,641,241 at September 30, 2006, and 112,389,002
at December 31, 2005	1,136	1,124
Additional paid-in capital	392,890	360,325
Retained earnings	922,053	784,320
Total shareholders’ equity	1,316,079	1,145,769
Total liabilities and shareholders’ equity	$1,945,868	$1,719,947

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

See “Notes to Condensed Consolidated Financial Statements.”

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Sales	$597,144	$542,906	$1,724,890	$1,530,354
Cost of goods sold, including warehouse and distribution expenses	333,818	306,990	967,208	869,299

Gross profit	263,326	235,916	757,682	661,055
Operating, selling, general and administrative expenses	188,242	168,331	539,396	471,762

Operating income	75,084	67,585	218,286	189,293
Other income (expense), net	272	(561)	(18)	(1,034)
Income before income taxes	75,356	67,024	218,268	188,259
Provision for income taxes	27,500	18,401	80,535	63,500
Net income	$47,856	$48,623	$137,733	$124,759

Net income per common share	$0.42	$0.43	$1.22	$1.12
Net income per common share-assuming dilution:	$0.42	$0.42	$1.20	$1.10

Weighted-average common shares outstanding - basic	113,464	111,911	113,084	111,423
Adjusted weighted-average common shares outstanding – assuming dilution	115,026	113,830	114,949	113,164

See “Notes to Condensed Consolidated Financial Statements.”

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Net cash provided by operating activities	$159,795	$176,471

Investing activities:
Purchases of property and equipment	(174,867)	(149,601)
Proceeds from sale of property and equipment	609	793
Payments received on notes receivable	3,865	3,419
Advance on notes receivable	--	(625)
Acquisition, net of cash acquired	--	(62,909)
(Investment in) reduction of other assets	(2,173)	1,045
Net cash used in investing activities	(172,566)	(207,878)

Financing activities:
Proceeds from issuance of long-term debt	75,000	--
Principal payments on long-term debt	(75,863)	(451)
Tax benefit of stock options exercised	7,016	--
Proceeds from issuance of common stock	16,057	14,421
Net cash provided by financing activities	22,210	13,970

Net increase (decrease) in cash and cash equivalents	9,439	(17,437)
Cash and cash equivalents at beginning of period	31,384	69,028

Cash and cash equivalents at end of period	$40,823	$51,591

See “Notes to Condensed Consolidated Financial Statements.”

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

2.	Reclassifications

The Company made certain reclassifications to prior periods to conform to current year presentation.

3.	Stock-based Employee Compensation Plans

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), using the modified prospective method and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option awards issued under the Company’s employee stock option plans, director stock option plan, stock issued through the Company’s employee stock purchase plan and stock awarded to employees through other benefit programs. Prior to January 1, 2006, the Company accounted for share based payments using the intrinsic value based recognition method in accordance with APB No. 25. Under the intrinsic value method in accordance with APB No. 25, no compensation expense for stock option awards was recognized since the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of grant.

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

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,883,042	$17.67
Granted	884,000	31.85
Exercised	(903,776)	13.66
Forfeited	(258,725)	26.26
Outstanding at September 30, 2006	6,604,541	$19.99	6.99	$87,538,000
Exercisable at September 30, 2006	5,718,416	$18.16	6.60	$86,056,000

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

September 30, 2006

3.	Stock-based Employee Compensation Plans (continued)

Stock Options (continued)

The Company maintains a stock option plan for non-employee directors of the Company under which 1,000,000 shares of common stock have been authorized for issuance under these plans. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Options granted under the plan expire after seven years and vest fully after six months. A summary of the shares subject to currently issued and outstanding stock options under these plans is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	190,000	$15.32
Granted	25,000	34.92
Exercised	(25,000)	13.73
Forfeited	--	--
Outstanding at September 30, 2006	190,000	$18.11	3.69	$2,898,000
Exercisable at September 30, 2006	165,000	$15.56	3.25	$2,898,000

In the fourth quarter of 2005, the Board of Directors approved the accelerated vesting of all unvested stock options previously awarded to employees. Option awards granted subsequent to the Board’s action are not included in the acceleration and will vest equally over the service period established in the award, typically four years. The primary purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon the adoption of SFAS No. 123R in the first quarter of 2006. As a result of the vesting acceleration, options to purchase approximately 4.2 million shares of O’Reilly Common Stock became exercisable immediately. O’Reilly’s Board of Directors took this action with the belief that it was in the best interest of shareholders as it would reduce the Company’s reported non-cash compensation expense in future periods.

At September 30, 2006, approximately 11,957,000 and 400,000 shares were reserved for future issuance under the employee stock option plans and director stock option plans, respectively. The Company recognized stock option compensation costs of $865,000 and $1,973,000 for the three and nine months ended September 30, 2006, respectively. The Company recognized a corresponding income tax benefit of $319,000 and $731,000 for the three and nine months ended September 30, 2006, respectively. For purposes of pro forma disclosures required under SFAS No. 123 for the three months and nine months ended September 30, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows (in thousands, except per share data):

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net income, as reported	$48,623	$124,759
Add stock-based compensation expense, net of tax, as reported	1,064	3,528
Deduct stock-based compensation expense determined under the fair value based method for all awards, net of tax	(2,684)	(8,568)
Pro forma net income	$47,003	$119,719
Pro forma basic net income per share	$0.42	$1.07
Pro forma net income per share- assuming dilution	$0.41	$1.06

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

September 30, 2006

3.	Stock-based Employee Compensation Plans (continued)

Stock Options (continued)

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model. Expected volatility is an input of the Black-Scholes model and is based upon the historical volatility of the Company’s stock. Expected life represents the period of time that options granted are expected to be outstanding. The Company uses historical data and experience to estimate the expected life of options granted. The risk free interest rate for periods within the contractual life of the options are based on the United States Treasury rates in effect for the expected life of the options. The following weighted-average assumptions were used for grants issued for the first nine months of 2006 and 2005:

	2006		2005
Risk free interest rate	3.90%		3.88%
Expected life	4.7	Years	4.0	Years
Expected volatility	35.1%		35.7%
Expected dividend yield	0%		0%

The weighted-average grant-date fair value of options granted during the first nine months of 2006 was $11.69. The total intrinsic value of options exercised during the first nine months of 2006 was $18,860,000. The remaining unrecognized compensation cost related to unvested awards at September 30, 2006, was $6,809,000 and the weighted-average period of time over which this cost will be recognized is 3.3 years.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value. Participants may authorize the Company to withhold up to 5% of their annual salary to participate in the plan. The stock purchase plan authorizes up to 2,600,000 shares to be granted. During the nine months ended September 30, 2006, the Company issued 123,528 shares under the purchase plan at a weighted average price of $27.30 per share. SFAS No. 123R requires compensation expense to be recognized based on the discount between the grant date fair value and the employee purchase price for shares sold to employees. During the three and nine months ended September 30, 2006, the Company recorded $198,000 and $595,000 of compensation cost related to employee share purchases, respectively. The Company recognized a corresponding income tax benefit of $73,000 and $220,000 during the three and nine months ended September 30, 2006, respectively. At September 30, 2006, approximately 441,000 shares were reserved for future issuance.

Other Employee Benefit Plans

The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are at least 21 years of age and have at least six months of service. The Company has agreed to make matching contributions equal to 50% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. The Company also makes additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company’s matching and profit sharing contributions under this plan are funded in the form of shares of the Company’s common stock. A total of 4,200,000 shares of common stock have been authorized for issuance under this plan. During the three and nine months ended September 30, 2006, the Company recorded $1,461,000 and $4,639,000 of compensation cost for contributions to this plan, respectively. During the three and nine months ended September 30, 2006, the Company recognized a corresponding income tax benefit of $533,000 and $1,715,000, respectively. During the three and nine months ended September 30, 2005, the Company recorded $1,612,000 and $4,489,000 of compensation cost for contributions to this plan, respectively. During the three and nine months ended September 30, 2005, the Company recognized a corresponding income tax benefit of $600,000 and $1,670,000, respectively. The compensation cost recorded in the first nine months of 2006 includes matching contributions made in the first nine months of 2006 and profit sharing contributions accrued in the first nine months of 2006 to be funded with issuance of shares of common stock in 2007. The Company issued 182,175 shares in the first nine months of 2006 to fund profit sharing and matching contributions at an average grant date fair value of $34.53. A portion of these shares related to profit sharing contributions accrued in prior periods. At September 30, 2006, approximately 1,082,000 shares were reserved for future issuance under this plan.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

September 30, 2006

3.	Stock-based Employee Compensation Plans (continued)

Other Employee Benefit Plans (continued)

The Company has in effect a performance incentive plan for the Company’s senior management under which the Company awards shares of restricted stock that vest equally over a three-year period and are held in escrow until such vesting has occurred. Shares are forfeited when an employee ceases employment. A total of 800,000 shares of common stock have been authorized for issuance under this plan. Shares awarded under this plan are valued based on the market price of the Company’s common stock on the date of grant and compensation cost is recorded over the vesting period. The Company recorded $108,000 and $308,000 of compensation cost for this plan for the three and nine months ended September 30, 2006, respectively. The Company recognized a corresponding income tax benefit of $40,000 and $114,000 for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, the Company recorded $78,000 and $211,000 of compensation cost for contributions to this plan, respectively. The Company recognized a corresponding income tax benefit of $29,000 and $78,000 for the three and nine months ended September 30, 2005. The remaining unrecognized compensation cost related to unvested awards at September 30, 2006 was $644,000. The Company awarded 18,536 shares under this plan in the first nine moths of 2006 with an average grant date fair value of $33.12. Compensation cost for shares awarded in the first nine months of 2006 will be recognized over the three-year vesting period. Changes in the Company’s restricted stock for the nine months ended September 30, 2006 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2005	15,052	$22.68
Granted during the period	18,536	33.12
Vested during the period	--	--
Forfeited during the period	--	--
Non-vested at September 30, 2006	33,588	$28.44

At September 30, 2006, approximately 659,000 shares were reserved for future issuance under this plan.

4.	Synthetic Lease Facility

On June 26, 2003, the Company completed an amended and restated master agreement to the $50 million Synthetic Operating Lease Facility, relating to properties leased from SunTrust Equity Funding, LLC (the “Synthetic Lease”), with a group of financial institutions. The terms of the Synthetic Lease provide for an initial lease period of five years, a residual value guarantee of approximately $42.2 million at September 30, 2006, and purchase options on the properties. The Synthetic Lease also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The Synthetic Lease has been accounted for as an operating lease under the provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 13 and related interpretations, including FASB Interpretation No. 46.

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

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

September 30, 2006

6.	Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$47,856	$48,623	$137,733	$124,759

Denominator:
Denominator for basic income per common share– weighted-average shares	113,464	111,911	113,084	111,423
Effect of stock options	1,562	1,919	1,865	1,741

Denominator for diluted income per common share- adjusted weighted-average shares and assumed conversion	115,026	113,830	114,949	113,164

Basic net income per common share	$0.42	$0.43	$1.22	$1.12

Net income per common share-assuming dilution	$0.42	$0.42	$1.20	$1.10

7.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R. In April 2005, the SEC adopted a rule permitting implementation of SFAS No. 123R at the beginning of the first fiscal year commencing after June 15, 2005. Among other items, SFAS No. 123R eliminated the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. The Company was required to adopt SFAS No. 123R beginning in its quarter ended March 31, 2006. Under the provisions of SFAS No. 123R, the Company had the choice of adopting the fair-value-based method of expensing of stock options using (a) the “modified prospective method”, whereby the Company recognizes the expense only for periods beginning after December 31, 2005, or (b) the “modified retrospective method”, whereby the Company recognizes the expense for all years and interim periods since the effective date of SFAS No. 123. The Company adopted SFAS No. 123R using the modified prospective method. See Note 2, “Stock-Based Employee Compensation Plans”, for information regarding expensing of stock options in 2006 and for pro forma information regarding the Company’s expensing of stock options during 2005.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), that prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on the Company’s consolidated financial statements.

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

•

Vendor concessions – We receive concessions from our vendors through a variety of programs and arrangements, including co-operative advertising, allowances for warranties, merchandise allowances and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor concessions are recognized as a reduction of the cost of inventory. Amounts receivable from vendors also include amounts due to the Company for changeover merchandise and product returns. Amounts receivable from vendors are regularly reviewed by management and reserves for estimated uncollectible amounts are provided for in our consolidated financial statements. We do not believe there is a reasonable likelihood that uncollectible amounts will exceed management’s expectations. However, actual results could differ from our assumptions and estimates and we may be exposed to losses or gains that could be material.

•

Self-Insurance Reserves – We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities for workers’ compensation, general liability, vehicle liability, property loss, and employee health care benefits. With the exception of employee health care benefit liabilities, which are limited by the design of these plans, we obtain third-party insurance coverage to limit our exposure. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts. Our calculation of these liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains.

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

•

Taxes – We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We regularly review our potential tax liabilities for tax years subject to audit. Changes in our tax liability may occur in the future as our assessments change based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations. In management’s opinion, adequate provisions for income taxes have been made for all years presented. However, the estimates of our potential tax liabilities contain uncertainties because management must use judgment to estimate the exposures associated with our various tax positions. Actual results could differ from our estimates and such differences could be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued)

•

Stock-based compensation – Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) as permitted under Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 (“SFAS No. 123R”). Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment,” under the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remain unvested at the date of adoption. Currently, the Company’s stock-based compensation relates to stock option awards, employee share purchase plan discounts, restricted stock awards and shares contributed directly to other employee benefit plans.

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

Results of Operations

Sales for the third quarter of 2006 were $597 million, an increase of $54 million or 10.0% over sales of $543 million for the third quarter of 2005. Sales for the first nine months of 2006 were $1.72 billion, an increase of $195 million or 12.7% over sales of $1.53 billion for the first nine months of 2005. These increases were primarily due to new stores opened in the past twelve months and a 3.6% increase in comparable store sales for the third quarter and first nine months of 2006. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to employees. We believe the comparable store sales increase is primarily attributable to our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores, and compensation programs for all store team members that provide incentives for performance. At September 30, 2006, we operated 1,596 stores compared to 1,432 stores at September 30, 2005.

Gross profit increased 11.6% to $263 million (or 44.1% of sales) in the third quarter of 2006 from $236 million (or 43.5% of sales) in the third quarter of 2005. Gross profit for the first nine months of 2006 increased 14.6% to $758 million (or 43.9% of sales) from $661 million (or 43.2% of sales) for the same period in 2005. The increase in gross profit dollars is primarily a result of the increase in the number of stores open during the third quarter and first nine months of 2006 compared to the same periods in 2005, and increased sales levels at existing stores. The increase in gross profit as a percentage of sales is primarily due to improvements in product mix and product acquisition costs.

Operating, selling, general and administrative expenses (“OSG&A expenses”) increased $20 million to $188 million (or 31.5% of sales) in the third quarter of 2006 from $168 million (or 31.0% of sales) in the third quarter of 2005. OSG&A expenses increased $67 million to $539 million (or 31.3% of sales) in the first nine months of 2006, from $472 million (or 30.8% of sales) in the first nine months of 2005. The dollar increase in OSG&A expenses resulted primarily from additional team members and resources to support the increased store count. The increase in OSG&A expenses as a percentage of sales in the third quarter and first nine months of 2006 compared to the same periods in 2005 was primarily due to increased advertising, energy and fuel costs.

Our estimated provision for income taxes increased $9.1 million and $17.0 million for the third quarter and first nine months of 2006, respectively, compared to the comparable periods in 2005. Our effective tax rate was 36.5% and 36.9% of income before income taxes for the third quarter and the first nine months of 2006, respectively, compared to 27.5% and 33.7% for the third quarter and first nine months of 2005, respectively. This increase is a result of the effect of increased taxable income in the third quarter and first nine months of 2006 and the favorable resolution of prior tax uncertainties in the third quarter of 2005. The favorable tax benefit realized in the third quarter of 2005 is nonrecurring and reflects the reversal of previously recorded income tax reserves of $6.1 million related to a prior acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Liquidity and Capital Resources

Net cash provided by operating activities decreased to $160 million for the first nine months of 2006, from $176 million for the first nine months in 2005. The decrease was principally the result of increased investment in inventories to support new store growth partially offset by increased net income from operations and an increase in accounts payable related to the inventory growth.

Net cash used in investing activities decreased to $173 million for the first nine months in 2006 from $208 million during the first nine months in 2005. This decrease is primarily due to the acquisition of Midwest Auto Parts in the second quarter of 2005, partially offset by increased investment in new store and distribution center property and equipment in 2006.

Net cash provided by financing activities was $22 million in the first nine months of 2006, compared to $14 million in the first nine months of 2005. The increase in net cash provided is primarily due to increased proceeds from the issuance of common stock and the tax benefit resulting from the exercise of stock options. In accordance with our current year adoption of SFAS No. 123R, the excess tax benefit from the exercise of stock options is reflected as cash provided by financing activities. For the nine months ended September 30, 2005, these excess tax benefits totaled $6 million and are included with net cash provided by operating activities in our 2005 condensed consolidated statement of cash flows. In the second quarter, we received proceeds of $75 million from the issuance of 5.39% Series 2006-A Senior Notes due May 15, 2016. The full amount of these proceeds was used to repay $75 million of 7.72% Series 2001-A Senior Notes due May 15, 2016 that were previously classified as current portion of long-term debt in our December 31, 2005 consolidated balance sheets.

We have available an unsecured, five-year syndicated revolving credit facility in the amount of $100 million. The credit facility may be increased to a total of $200 million, subject to availability of such additional credit from either existing banks within the credit facility or other banks. At September 30, 2006, no borrowings were outstanding under the credit facility; however, letters of credit totaling $30 million were outstanding resulting in $70 million of availability. The revolving credit facility, which bears interest at LIBOR plus a spread ranging from 0.50% to 1.0% (5.82% at September 30, 2006), expires in July 2010.

Our continuing store expansion program requires significant capital expenditures and investments in inventory. The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, inventory and computer equipment) are estimated to average approximately $900,000 to $1.1 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site. Although the cost to acquire the business of an independently owned parts store varies, depending primarily upon the amount of inventory and the amount, if any, of real estate being acquired, we estimate that the average cost to acquire such a business and convert it to one of our stores is approximately $400,000, exclusive of the cost of inventory. We plan to finance our expansion program through cash expected to be provided from operating activities and available borrowings under the existing credit facilities.

During the first nine months of 2006, 126 net, new stores were opened. The Company plans to open 44 additional stores during the remainder of 2006. The funds required for such planned expansions are expected to be provided by operating activities and our existing credit facility.

We believe that our existing cash, short-term investments, cash expected to be provided by operating activities, credit facility and trade credit will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, a revision of SFAS No. 123, Accounting for Stock Based Compensation, that supersedes APB No. 25. In April 2005, the SEC adopted a rule permitting implementation of SFAS No. 123R at the beginning of the first fiscal year commencing after June 15, 2005. Among other items, SFAS No. 123R eliminated the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. The Company was required to adopt SFAS No. 123R beginning in its quarter ended March 31, 2006. Under the provisions of SFAS No. 123R, the Company had the choice of adopting the fair-value-based method of expensing of stock options using (a) the “modified prospective method”, whereby the Company recognizes the expense only for periods beginning after December 31, 2005, or (b) the “modified retrospective method”, whereby the Company recognizes the expense for all years and interim periods since the effective date of SFAS No. 123. The Company adopted SFAS No. 123R using the modified prospective method. See Note 2, “Stock-Based Employee Compensation Plans”, for information regarding expensing of stock options in 2006 and for pro forma information regarding the Company’s expensing of stock options for year ended 2005.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), that prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on the Company’s consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates and to the extent that payments under the synthetic lease are indexed to variable interest rates. We believe that changes in interest rates would not have a material effect on the Company’s results of operations. In the event of an adverse change in interest rates and assuming the Company had amounts outstanding under the credit facility, management would likely take actions that would mitigate our exposure to interest rate risk particularly if our borrowing levels had increased to any significant extent; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2006, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2006, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the third quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

O’REILLY AUTOMOTIVE, INC.

November 8, 2006	/s/ Greg Henslee
Date	Greg Henslee, Chief Executive Officer (Principal Executive Officer) and Co-President

November 8, 2006	/s/ Thomas McFall
Date	Thomas McFall, Senior Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: November 8, 2006	/s/ Greg Henslee

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

Date: November 8, 2006	/s/ Thomas McFall

Thomas McFall, Senior Vice President of Finance

and Chief Financial Officer (Principal Financial and

Accounting Officer)

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 32.1 – CEO Certification

O’REILLY AUTOMOTIVE, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Greg Henslee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Greg Henslee

Greg Henslee

Chief Executive Officer

Principle Executive Officer

November 8, 2006

This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 32.2 – CFO Certification

O’REILLY AUTOMOTIVE, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas McFall, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas McFall

Thomas McFall

Chief Financial Officer

Principal Financial and Accounting Officer

November 8, 2006

This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.