Form 10-K
period 2006-12-31
O REILLY AUTOMOTIVE INC
filed 2007-03-01
CIK 898173

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer☒ Accelerated Filer☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). Yes ☐ No ☒

At February 28, 2007, an aggregate of 113,981,927 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $3,924,397,747 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

At June 30, 2006, an aggregate of 113,394,091 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $3,536,761,698 based on the last sale price of the common stock reported by the Nasdaq Stock Market (National Market).

DOCUMENTS INCORPORATED BY REFERENCE

As provided below, portions of the registrant’s documents specified below are incorporated here by reference:

Document	Form 10-K Part

Portions of the Annual Shareholders’ Report for the Year Ended December 31, 2006	Parts II and IV

Proxy Statement for 2007 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A within 120 days of the end of registrant’s most recently completed fiscal year)	Part III

Forward Looking Information

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the Risk Factors section of this annual report on Form 10-K for the year ended December 31, 2006, for additional factors that could materially affect our financial performance.

PART I

Item 1. Business

General

O'Reilly Automotive, Inc. is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (DIY) customers and professional installers. At December 31, 2006, we operated 1,640 stores in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Minnesota, Mississippi, Missouri, Montana, Nebraska, North Carolina, North Dakota, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Virginia, Wisconsin and Wyoming. Our stores carry an extensive product line consisting of:

•	new and remanufactured automotive hard parts, such as alternators, starters, fuel pumps, water pumps, brake shoes and pads, belts, hoses, chassis parts and engine parts;
•	maintenance items, such as oil, antifreeze, fluids, filters, wiper blades, lighting, engine additives and appearance products;
•	accessories, such as floor mats and seat covers; and
•	a complete line of auto body paint and related materials, automotive tools and professional service equipment.

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

Our Internet address is www.oreillyauto.com. Interested readers can access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission website at www.sec.gov. Such reports are generally available on the day they are filed. Upon request, the Company will furnish interested readers a paper copy of such reports free of charge.

See "Risk Factors" beginning on page 13 for a description of certain risks relevant to our business. These risk factors include, among others, risks related to competition in the automotive aftermarket business, our growth strategy, our acquisition strategy, our sensitivity to regional economic and weather conditions, our dependence upon key and other personnel, the significant voting control held by our principal shareholders, the volatility of the market price of our common stock and the effect of sales of shares of our common stock eligible for future sale.

Competitive Advantages

Proven Ability to Execute Dual Market Strategy. We have an established track record of serving both DIY customers and professional installers. We believe our ability to execute a dual market strategy is a competitive advantage, which enables us to:

•	target a larger base of consumers of automotive aftermarket parts;
•	capitalize on our existing retail and distribution infrastructure;
•	profitably operate in both large markets and less densely populated geographic areas that typically attract fewer competitors; and
•	enhance service levels offered to our DIY customers by offering a broad selection of stock keeping units (SKUs) and the extensive product knowledge required by professional installers.

We have been committed to a dual market strategy for over 20 years. In 2006, we derived approximately 52% of our sales from our DIY customers and approximately 48% from our professional installer customers. As a result of our historical success in executing our dual market strategy and our 264 full-time sales representatives dedicated solely to calling upon and selling to the professional installer, we believe we will increase the sales to professional installers and will continue to have a competitive advantage over our retail competitors who derive a high concentration of their sales from the DIY market.

Superior Customer Service. We seek to attract new DIY and professional installer customers and to retain existing customers by offering superior customer service, the key elements of which include:

•	superior in-store service through highly-motivated, technically proficient store personnel (Professional Parts People) using advanced point-of-sale systems;
•	an extensive selection and availability of products;
•	attractive stores in convenient locations; and
•	competitive pricing, with a low price guarantee.

Technically Proficient Professional Parts People. Our highly proficient Professional Parts People provide us with a significant competitive advantage, particularly over less specialized retail operators. We require our Professional Parts People to undergo extensive and ongoing training and to be technically knowledgeable, particularly with respect to hard parts, in order to better serve the technically oriented professional installers with whom they interact on a daily basis. Such technical proficiency also enhances the customer service we provide to our DIY customers, who appreciate the expert assistance provided by our Professional Parts People.

Strategic Distribution Systems. We believe that the geographic concentration of our store network in 25 contiguous states and the strategic locations of our 14 distribution centers enable us to maintain optimum inventory levels throughout our store network. In addition, our inventory management and distribution systems electronically link each of our stores to a distribution center, providing for efficient inventory control and management. Our distribution system provides each of our stores with same day or overnight access to over 100,000 SKUs, many of which are hard to find items not typically stocked by other auto parts retailers. We believe the timely availability of a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

Experienced Management Team. Our management team has demonstrated the consistent ability to successfully execute our business plan, including the identification and integration of strategic acquisitions. We have experienced fourteen consecutive years of record revenues and earnings growth since becoming a public company in April 1993. We have a strong senior management team comprised of 87 professionals who average over 15 years of experience with O'Reilly. In addition, our 125 corporate managers average over 12 years of experience with us and our 156 district managers average over 9 years of experience with us.

Growth and Expansion Strategies

Aggressively Open New Stores. We intend to continue to aggressively open new stores in order to achieve greater penetration in existing markets and to expand into new, contiguous markets. We plan to open approximately 190 to 195 stores in 2007 and approximately 210 to 215 stores in 2008. A majority of the sites for our proposed 2007 store openings and several of the sites for our proposed 2008 store openings have been identified. In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in areas such as management, advertising and distribution.

We target both small and large markets for expansion of our store network. (See the store locations table on page 7 for a breakdown of net new stores by state.) While we have faced, and expect to continue to face, aggressive competition in the more densely populated markets, we believe that we have competed effectively, and that we are well positioned to continue to compete effectively, in such markets and achieve our goal of continued sales and profit growth within these markets. We also believe that because of our dual market strategy, we are better able to operate stores in less densely populated areas within our regional markets, which would not otherwise support a national or regional chain store selling primarily to one portion of the market or the other. Consequently, we also expect to continue to open new stores in less densely populated market areas.

To date, we have not experienced significant difficulties in locating suitable store sites for construction of new stores or identifying suitable acquisition candidates for conversion to O'Reilly stores. We typically open new stores either by (i) constructing a new store at a site we purchase or lease and stocking the new store with fixtures and inventory, or (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store. Store sites are strategically located in clusters within geographic areas that complement our distribution system in order to achieve economies of scale in management, advertising and distribution costs. Other key factors we consider in the site selection process include population density and growth patterns, age and per capita income, vehicle traffic counts, the number and type of existing automotive repair facilities, other competing auto parts stores, and other competitors within a pre-determined radius, and the operational strength of such competitors. When entering new, more densely populated markets, we generally seek to initially open several stores within a short span of time in order to maximize the effect of initial promotional programs and achieve further economies of scale.

Profitable same store sales growth is also an important part of our growth strategy. To achieve improved sales and profitability at existing O'Reilly stores, we continually strive to improve the service provided to our customers. We believe that while competitive pricing is essential in the competitive environment of the automotive aftermarket business, it is customer satisfaction (whether of the DIY consumer or professional installer), resulting from superior customer service, which generates increased sales and profitability.

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

Continually Enhance Store Design and Location. Our current prototype store design features enhancements such as greater square footage, higher ceilings, more convenient interior store layouts, improved in-store signage, brighter lighting, increased parking availability and dedicated counters to serve professional installers, each designed to increase sales and operating efficiencies and enhance customer service. We continually update the location and condition of our store network through systematic renovation and relocation of our existing stores to enhance store performance. We believe that our ability to consistently achieve growth in same store sales is due in part to our commitment to maintaining an attractive store network, which is strategically located to best serve our customers.

Products and Purchasing

Our stores offer DIY and professional installer customers a wide selection of brand name and private label products for domestic and imported automobiles, vans and trucks. We do not sell tires or perform automotive repairs or installations. Our merchandise generally consists of nationally recognized, well-advertised, name brand products such as AC Delco, Moog, Murray, Wagner, Gates Rubber, Federal Mogul, Monroe, Prestone, Quaker State, Pennzoil, Castrol, Valvoline, STP, BWD, Cardone, Wix, Armor All and Turtle Wax. In addition to name brand products, our stores carry a wide variety of high-quality private label products under our O'Reilly Auto Parts®, SuperStart®, BrakeBest®, Ultima®, Master Pro® and Omnispark® proprietary name brands. Because most of our private label products are produced by nationally recognized manufacturers in accordance with our specifications, we believe that the private label products are generally of equal or, in some cases, better quality than comparable name brand products, a characteristic which is important to our DIY customers. We further believe that our private label products are packaged attractively to promote customer interest and are generally priced below comparable name brand products carried in our stores.

We purchase automotive products in substantial quantities from over 400 vendors, the five largest of which accounted for approximately 30% of our total purchases in 2006. Our largest vendor in 2006 accounted for approximately 13% of our total purchases and the next four largest vendors accounted for 3-5% of such purchases each. We have no long-term contractual purchase commitments with any of our vendors, nor have we experienced difficulty in obtaining satisfactory alternative sources of supply for automotive parts. We believe that alternative supply sources exist at substantially similar costs, for substantially all of the automotive products that we sell. It is our policy to take advantage of payment and seasonal purchasing discounts offered by our vendors and to utilize extended dating terms available from vendors. During 2006, we entered into various programs and arrangements with certain of our vendors that provided for extended dating and payment terms for inventory purchases, including pay-on-scan arrangements. As a whole, we consider our relationships with our vendors to be very good.

Inflation and Seasonality

We have been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. As a result, we do not believe our operations have been materially affected by inflation.

To some extent, our business is seasonal primarily as a result of the impact of weather conditions on customer buying patterns. Store sales and profits have historically been higher in the second and third quarters (April through September) than in the first and fourth quarters.

Store Network

Store Locations. As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national or regional chain selling primarily to just one portion of the automotive aftermarket. The following table sets forth the geographic distribution of our stores:

	December 31, 2005	Net Stores Added	December 31, 2006
State	Store Count	In 2006	Store Count
Texas	404	30	434
Missouri	149	5	154
Tennessee	99	13	112
Oklahoma	100	1	101
Alabama	81	14	95
Georgia	64	30	94
Arkansas	81	6	87
Iowa	65	-	65
Louisiana	64	1	65
Kansas	59	2	61
Mississippi	52	7	59
Illinois	49	8	57
Minnesota	40	3	43
Kentucky	39	3	42
Indiana	13	22	35
North Carolina	27	3	30
Nebraska	26	-	26
South Carolina	12	12	24
Montana	16	2	18
Florida	11	3	14
Wisconsin	7	4	11
Wyoming	4	-	4
North Dakota	3	-	3
South Dakota	2	1	3
Virginia	3	-	3
Total	1,470	170	1,640

Our stores on average carry approximately 21,000 SKUs and average approximately 6,700 total square feet in size. At December 31, 2006, we had a total of approximately 11.0 million square feet in our 1,640 stores. Our stores are served primarily by the nearest distribution center, but they also have access to the broader selection of inventory available at one of our 94 Master Inventory Stores, which on average carry approximately 35,000 SKUs and average approximately 9,000 square feet in size. In addition to serving DIY and professional installer customers in their markets, Master Inventory Stores also provide our other stores within their area access to a greater selection of SKUs on a same-day basis.

We believe that our stores are ''destination stores'' generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Consequently, most of our stores are freestanding buildings situated on or near major traffic thoroughfares, and offer ample parking and easy customer access.

Store Layout. We utilize a computer-assisted ''plan-o-grammed'' store layout system to provide a uniform and consistent merchandise presentation; however, each store’s inventory assortment is customized to meet the specific needs of a particular market area. Merchandise is arranged to provide easy customer access, maximum selling space and to prominently display high-turnover products and accessories to customers. To ensure the best customer experience possible, we have implemented bilingual in-store signage based on the demographics in each store’s geographic area. Aisle displays are used to feature high-demand or seasonal merchandise, new items and advertised specials.

Store Automation. To enhance store level operations and customer service, we use IBM AS/400 computer systems in all of our stores. These systems are linked with the IBM AS/400 computers located in each of our distribution centers. Our point-of-sale terminals provide immediate access to our electronic catalog to display parts and pricing information by make, model and year of vehicle and use bar code scanning technology to price our merchandise. This system speeds transaction times, reduces the customer’s checkout time and provides enhanced customer service. Moreover, our store automation systems capture detailed sales information which assists in store management, strategic planning, inventory control and distribution efficiency.

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

Distribution System

We currently operate 14 distribution centers comprised of approximately 4.5 million square feet (see the “Properties” table in Item 2 of this Form 10-K for a detailed listing of distribution center square footages). Our distribution centers are equipped with highly automated conveyor systems, which expedite the movement of our products to loading areas for shipment to individual stores on a nightly basis. The distribution centers utilize technology to electronically receive orders from computers located in each of our stores. In addition to the bar code system employed in our stores, each of our stores is connected through secured data transmission technology to our distribution centers and corporate headquarters.

We believe that our distribution system assists us in lowering our inventory-carrying costs, improving our store in-stock positions and controlling and managing our inventory. Moreover, we believe that our expanding network of distribution centers allows us to more efficiently service existing stores, as well as new stores planned to open in contiguous market areas. Our distribution center expansion strategy also complements our new store opening strategy by supporting newly established clusters of stores located in the regions surrounding each distribution center. As part of our continuing efforts to enhance our distribution network, in 2007 we plan to:

•	relocate our distribution center in St. Paul, Minnesota to a more efficient facility that will provide greater capacity for growth in surrounding markets;
•	continue to implement a hands-free/eyes-free voice picking system in additional distribution centers;
•	continue to define and implement best practice procedures in all distribution centers; and
•	make proven, ROI based capital enhancements to material handling equipment in distribution centers including conveyor systems, picking modules and lift equipment.

Marketing

Marketing to the DIY Customer. We aggressively promote sales to DIY customers through an extensive advertising program, which includes direct mail, newspaper, radio and television advertising in selected markets. We believe that our advertising and promotional activities have resulted in significant name recognition in each of our market areas. Newspaper and radio advertisements are generally directed towards specific product and price promotions, frequently in connection with specific sale events or promotions. To promote sales to car enthusiasts, who we believe on an individual basis spend more on automotive products than the general public, we sponsored 11 nationally televised races and over 1,400 motorsports races and car shows in 25 states, including 3 NASCAR Craftsmen Truck Series Races, 2 NASCAR Busch Series Races, 6 National Hotrod Racing Association races, as well as the O’Reilly Chili Bowl. O’Reilly Auto Parts is the “official auto parts store” of Texas Motor Speedway, Kansas Speedway, Bristol Motor

Speedway, Houston Raceway Park, Texas Motorplex, Memphis Motorsports Park, Heartland Park, Gateway International, Atlanta Motor Speedway, Atlanta Dragway, O’Reilly Raceway Park at Indianapolis and Talladega Speedway.

Since 2003, we have aggressively sought to market the O’Reilly name in the National Collegiate Athletic Association. Our first initiative was to partner with Texas Tech University through a variety of programs including sponsoring a television show featuring Bobby Knight, the coach of the men’s basketball team at Texas Tech University, placing the O’Reilly logo on the home basketball court and coach Knight’s sweater and advertising on the seatbacks and scoring table banners. This has led to additional opportunities with approximately 63 colleges and 3 conferences in our current markets. In 2006, we signed an agreement with Steve Alford, Head Coach of the Iowa Hawkeyes for radio and television coverage. We have found that the more progressive marketing concepts utilized in the DIY portion of our business have also resulted in increased sales to our professional installer customers.

Marketing to the Professional Installer. We have 264 full-time O'Reilly sales representatives strategically located in the more densely populated market areas that we serve, and each is dedicated solely to calling upon and selling to the professional installer. Our First Call program includes a dedicated sales force, sales and promotions directed to the professional installer and same day or overnight delivery service from the distribution center to the professional customer. Moreover, each district manager and store manager throughout our store network calls upon existing and potential new professional installer customers on a regular basis. Our First Call marketing strategy, with respect to professional installers, emphasizes our ability to offer:

•	prompt delivery using small trucks or vans operated at all of our stores;
•	a separate counter in every store dedicated exclusively to serving professional installers;
•	trade credit for qualified professional installers;
•	broad selection of merchandise at competitive prices;
•	First Call Online, a dedicated internet based catalog system designed for our professional installers that connects directly to our inventory system;
•	seminars covering topics of interest to professional installers, such as technical updates, safety and general business management;
•	access to inventory of the equipment needed by professional installers to operate a shop;
•	the Certified Auto Repair Center Program, a program that provides professional installers with the business tools that they need to grow and market their shops profitably.

Marketing to the Independently Owned Parts Store. Along with the operation of the distribution centers and the distribution of automotive products to our stores, Ozark Automotive Distributors, Inc., our wholly-owned subsidiary (“Ozark”), also sells automotive products to independently owned parts stores (jobber stores) throughout our trade areas. These jobber stores are generally located in areas not directly serviced by an O'Reilly store. Ozark operates its own separate marketing program to jobber stores.

Of the approximately 211 jobber stores currently purchasing automotive products from Ozark, 144 participate in the Auto Value® program and 67 participate in the Bumper to Bumper® program through Ozark. As a participant in these programs, a jobber store which meets certain minimum financial and operational standards is permitted to indicate its Auto Value® or Bumper to Bumper® membership through the display of the respective logo, which is owned by The Alliance, Inc., a non-profit buying group consisting of approximately 2,800 member stores, as of December 31, 2006, including O'Reilly, engaged in the distribution or sale of automotive products. Additionally, we provide advertising and promotional assistance to Auto Value® and Bumper to Bumper® stores purchasing automotive products from Ozark, as well as marketing and sales support. In return for a commitment to purchase automotive products from Ozark, we offer assistance to an Auto Value® or Bumper to Bumper® jobber store by making available computer software for business management and inventory control.

Management Structure

Each of our stores is staffed with a store manager and an assistant manager, in addition to the parts specialists and support staff required to meet the specific needs of each store. Each of our 156 district managers has general supervisory responsibility for an average of 11 stores.

Each district manager receives comprehensive training on a monthly basis, focusing on management techniques, new product announcements, advanced automotive systems and our policies and procedures. In turn, the information covered at such meetings is covered by the district managers at bi-monthly meetings with their store managers. All assistant managers and manager trainees are required to successfully complete a six-month manager-training program, which includes classroom and field training, as a prerequisite to becoming a store manager. This program covers all facets of store operations, as well as principles of successful management. In addition, all new or prospective managers attend a manager development program, at the corporate office headquarters, which includes 40 hours of classroom training. Upon returning to the stores, managers are given continuous field training throughout their management experience.

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

Professional Parts People

We believe our highly trained team of Professional Parts People is essential in providing superior customer service to both DIY and professional installer customers. Each of our Professional Parts People is required to be technically proficient in the workings and application of automotive products due to the significant portion of our business represented by the professional installer. In addition, we have found that the typical DIY customer often seeks assistance from a salesperson, particularly in connection with the purchase of hard parts. We believe that the ability of our Professional Parts People to provide such assistance to the DIY customer creates a favorable impression during a customer's visit to our store and is a significant factor in generating repeat DIY business.

We screen prospective employees, whom we refer to as team members, to identify highly motivated individuals either with experience in automotive parts or repairs, or an aptitude for automotive knowledge. Each person who becomes a team member first participates in an intensive two-day orientation program designed to introduce the team member to our culture and his or her job duties before being assigned specific job responsibilities. The successful completion of extensive training is required before a team member is deemed qualified as a parts specialist and thus able to work at the parts counter at our stores. All new counter people are required to successfully complete a six-month basic automotive systems training course and are then enrolled in a six-month advanced automotive systems course for certification by the National Institute for Automotive Service Excellence (“ASE”), which administers national exams for various automotive specialties and requires ASE certified specialists to take recertification exams every five years.

Each of our stores participates in our sales specialist-training program. Under this program, selected team members complete two days of extensive sales call training for business development, after which these team members will spend one day per week calling on existing and new professional installer customers. Additionally, each team member engaged in such sales activities participates in quarterly advanced training programs for sales and business development.

Customer Service

We seek to provide our customers with an efficient and pleasant in-store experience by maintaining attractive stores in convenient locations with a wide selection of automotive products. We believe that the satisfaction of DIY and professional installer customers is substantially dependent upon our ability to provide, in a timely fashion, the specific automotive products requested. Accordingly, each O'Reilly store carries a broad selection of automotive products designed to cover a wide range of vehicle specifications. We continuously refine the inventory levels and assortments carried in our stores, based in large part on the sales movement tracked by our computerized inventory control system, market vehicle registration data and management's assessment of the changes and trends in the marketplace.

Pricing

We believe that a competitive pricing policy is essential within product categories to compete successfully. Product pricing is generally established to compete with the pricing policies of competitors in the market area served by each store. Most automotive products that we sell are priced based on a combination of competitive shops and internal gross margin targets and are generally sold at discounts to the manufacturer suggested prices with additional savings offered through volume discounts and special promotional pricing. Consistent with our low price guarantee, each of our stores will match any verifiable price on any in-stock product of the same or comparable quality offered by any of our competitors.

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

Team Members

As of December 31, 2006, we employed 17,153 full-time team members and 4,767 part-time team members, of whom 17,494 were employed at our stores, 3,188 were employed at our distribution centers and 1,238 were employed at our corporate and regional offices. None of our team members are subject to a collective bargaining agreement. We consider our relations with our team members to be excellent, and we strive to promote good relations with our team members through various programs.

Servicemarks and Trademarks

We have registered the servicemarks O'Reilly Automotive®, O'Reilly Auto Parts®, and Parts Payoff® and the trademarks SuperStart®, BrakeBest®, Omnispark®, First Call®, Ultima®, Micro-Gard® and Master Pro®. Further, we are licensed to use the registered trademarks and servicemarks Auto Value®, Parts Master® and Bumper to Bumper® owned by The Alliance, Inc. in connection with our marketing programs. We believe that our business is not otherwise dependent upon any patent, trademark, servicemark or copyright.

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

Our future performance is subject to a variety of risks and uncertainties. Although the risks described below are the risks that we believe are material, there also may be risks of which we are currently unaware, or that we currently regard as immaterial based on the information available to us that later may prove to be material. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-K and in our other filings with the Securities and Exchange Commission could have a material adverse effect on our business, operating results and financial condition. Actual results, therefore, may materially differ from anticipated results described in these forward-looking statements.

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

We believe that our ability to open additional stores at an accelerated rate will be a significant factor in achieving our growth objectives for the future. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2007 and beyond will be achieved. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. For a discussion of our growth strategies, see the ''Growth and Expansion Strategies'' section of Item 1 of this Form 10-K.

Risks associated with acquisitions may not lead to expected growth and could result in increased costs and inefficiencies.

We expect to continue to make acquisitions as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth to differ from our expectations. For example:

•	we may not be able to continue to identify suitable acquisition candidates or to acquire additional companies at favorable prices or on other favorable terms;
•	our management’s attention may be distracted;
•	we may fail to retain key acquired personnel;
•	we may assume unanticipated legal liabilities and other problems;
•	we may not be able to successfully integrate the operations (accounting and billing functions, for example) of businesses we acquire to realize economic, operational and other benefits; and
•	we may fail or be unable to discover liabilities of businesses that we acquire for which we, as a successor owner or operator, may be liable.

We are sensitive to regional economic and weather conditions that could reduce our sales.

All of our stores are located in the Central, Midwest and Southern United States. In particular, approximately 26% of our stores are located in Texas. Therefore, our business is sensitive to the economic and weather conditions of these regions. Unusually inclement weather, such as significant rain, snow, sleet or freezing rain, has historically discouraged our customers from visiting our stores and reduced our sales, particularly to DIY customers.

We depend on certain key personnel to successfully manage and grow our business.

Our success has been largely dependent on the efforts of certain key personnel, including David O'Reilly, Ted Wise and Greg Henslee. Our business and results of operations could be materially adversely affected by the unexpected loss of the services of one or more of these individuals. Additionally, the successful implementation and management of our growth and expansion strategies will depend on our ability to continue to attract and retain qualified personnel. We cannot be sure that we will be able to continue to attract such qualified personnel, which could cause us to be less efficient reducing our sales and profitability. For a further discussion of our management and personnel, see the ''Business'' section of Item 1 and Item 4a of this Form 10-K and our Proxy Statement on Schedule 14A for the 2007 Annual Meeting of Shareholders, a portion of which is incorporated herein.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table provides certain information regarding our administrative offices and distribution centers as of December 31, 2006:

		Square
Location	Principal Use(s)	Footage	Interest
Atlanta, GA	Distribution Center	482,860	Leased (a)
Billings, MT	Distribution Center	107,000	Leased (b)
Dallas, TX	Distribution Center	464,265	Owned
Des Moines, IA	Distribution Center	229,016	Owned
Houston, TX	Distribution Center	530,138	Owned
Indianapolis, IN	Distribution Center	565,521	Owned
Kansas City, MO	Distribution Center	148,416	Owned
Knoxville, TN	Distribution Center	163,389	Owned
Little Rock, AR	Distribution Center	127,052	Leased (c)
McAllen, TX	Bulk Facility	17,500	Leased (d)
Mobile, AL	Distribution Center	324,789	Leased (e)
Nashville, TN	Distribution Center	433,641	Leased (f)
Oklahoma City, OK	Distribution Center	307,685	Owned
Springfield, MO	Corporate Offices	54,910	Leased (g)
Springfield, MO	Corporate Offices, Training and Technical Center	33,580	Leased (h)
Springfield, MO	Distribution Center, Bulk and Return Facilities and Corporate Offices	342,922	Owned
Springfield, MO	Return Facility	140,970	Leased (i)
St. Paul, MN	Distribution Center	287,560	Leased (j)
		4,761,214

(a)	Occupied under the terms of a lease expiring October 31, 2024, with an unaffiliated party, subject to renewal for ten five-year terms at our option.

(b)

Occupied under the terms of two separate leases the first lease expiring September 30, 2011, with an unaffiliated party, subject to renewal for two three-year terms at our option and the second lease expiring January 31, 2012, with an unaffiliated party, subject to renewal for two five-year terms at our option.

(c)	Occupied under the terms of a lease expiring March 31, 2012, with an unaffiliated party, subject to renewal for four five-year terms at our option.

(d)	Occupied under the terms of a lease expiring April 30, 2017, with an affiliated party, subject to renewal for three five-year options.

(e)	Occupied under the terms of a lease expiring December 31, 2012, with an unaffiliated party, subject to renewal for ten five-year terms at our option.

(f)	Occupied under the terms of two separate leases expiring December 14, 2008 and December 31, 2008, with an unaffiliated party, subject to renewal for two five-year options.

(g)	Occupied under the terms of a lease expiring March 31, 2010, with an unaffiliated party, not subject to renewal.

(h)	Occupied under the terms of a lease expiring July 31, 2007, with an unaffiliated party, subject to renewal for three five-year terms at our option.

(i)	Occupied under the terms of two separate leases both expiring May 31, 2012, with an unaffiliated party, subject to renewal for four five-year terms at our option.

(j)

Occupied under the terms of two separate leases the first lease expiring October 31, 2007, with an unaffiliated party, not subject to renewal and the second lease expiring May 31, 2008, with an unaffiliated party, subject to renewal for one one-year term at our option.

Of the 1,640 stores that we operated at December 31, 2006, 676 stores were owned, 895 stores were leased from unaffiliated parties and 69 stores were leased from one of three entities owned by the O'Reilly family. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses and an original term of 10 years, subject to one or more renewals at our option. We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby. Such master lease agreements with two of the three O’Reilly family entities have been modified to extend the term of the lease agreement for specific stores. The master lease agreements or modifications thereto expire on dates ranging from March 31, 2008 to October 31, 2026. We believe that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

Item 4A.	Executive Officers of the Registrant

The following paragraphs discuss information about executive officers of the Company who are not also directors:

Greg L. Henslee, age 46, Chief Executive Officer and Co-President, has been an O’Reilly team member for 22 years. Mr. Henslee’s primary areas of responsibility are Merchandise, Systems and Distribution. His O’Reilly career started as a parts specialist, and during his first five years he served in several positions in retail store operations, including district manager. From there he advanced to Computer Operations Manager, and over the past ten years, he has served as Director of Computer Operations/Loss Prevention, Vice President of Store Operations and as Senior Vice President. He has been President of Merchandise, Distribution, Information Systems and Loss Prevention since July 1999, and in his current positions of Chief Executive Officer and Co-President since February 2005.

Ted F. Wise, age 56, Chief Operating Officer and Co-President, has been an O’Reilly team member for 36 years. Mr. Wise’s primary areas of responsibility are Sales, Operations and Real Estate. He began his O’Reilly career in sales in 1970, was promoted to store manager in 1973 and became our first district manager in 1977. He continued his progression through the ranks as Operations Manager, Vice President, Senior Vice President of Operations and Sales, and Executive Vice President. He has been President of Sales, Operations and Real Estate since July 1999, and in his current positions of Chief Operating Officer and Co-President since February 2005.

Jeff Shaw, age 44, Senior Vice President of Sales and Operations, has been an O'Reilly team member for 17 years. Mr. Shaw's primary areas of responsibility are managing Store Sales and Operations. His O'Reilly career started as a parts specialist, and has progressed through the roles of store manager, district manager, regional manager and Vice President of the Southern division. He advanced to Vice President of Sales and Operations in 2003 and to his current position as Senior Vice President of Sales and Operations in 2004.

Mike Swearengin, age 46, Senior Vice President of Merchandise, has been an O'Reilly team member 13 years. Mr. Swearengin's primary areas of responsibility are Merchandise, Purchasing and Advertising. His O'Reilly career started as a Product Manager, a position he held for four years. From there he advanced to Senior Product Manager, Director of Merchandise and Vice President of

Merchandise with responsibility for product mix and replenishment. He has been in his current position as Senior Vice President since January 2004.

David McCready, age 46, Senior Vice President of Distribution Operations, has been an O'Reilly team member for 11 years. Mr. McCready’s primary area of responsibility is distribution. Mr. McCready joined the Company as Distribution Center Manager of the Kansas City facility. He subsequently served as Regional Distribution Center Manager, Director of Distribution and Vice President of Distribution. He has been in his current position as Senior Vice President since 2005.

Thomas McFall, age 36, Senior Vice President of Finance and Chief Financial Officer has been an O’Reilly team member since 2006. Prior to joining O’Reilly, Mr. McFall held the position of Chief Financial Officer – Midwest Operation for CSK Auto Corporation (“CSK Auto”), following CSK Auto’s acquisition of Murray’s Discount Auto Stores (“Murray’s”). Mr. McFall served Murray’s for 8 years as Controller, Vice President of Finance, and Chief Financial Officer, with direct responsibility for finance and accounting, distribution and logistics operations. Prior to joining Murray’s, Mr. McFall was an Audit Manager with Ernst & Young, LLP in Detroit, Michigan.

PART II

Item 5.	Market For Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividend Information on page 44 of the Annual Shareholders’ Report for the year ended December 31, 2006, under the captions “Market Prices and Dividend Information” and “Number of Shareholders,” are incorporated herein by reference. During fiscal 2006, we made no purchases or repurchases of our common stock.

Item 6.	Selected Financial Data

Selected Financial Data on pages 14 through 17 of the Annual Shareholders’ Report for the year ended December 31, 2006, under the caption “Selected Consolidated Financial Data,” is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 23 of the Annual Shareholders’ Report for the year ended December 31, 2006, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a policy, we do not engage in speculative or derivative transactions, nor do we hold or issue financial instruments for trading purposes. We are exposed to changes in interest rates primarily as a result of our borrowing activities. Based on our outstanding long-term debt balance at December 31, 2006, a 100 basis point change in interest rates would not have a material impact on our financial condition.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, the notes thereto and the report of Ernst & Young LLP, our independent registered public accounting firm, on pages 26 through 40 of the Annual Shareholders' Report for the year ended December 31, 2006, under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Report of Independent Registered Public Accounting Firm,” are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) was recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) was accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s assessment of our internal control over financial reporting and the attestation report of the independent registered public accounting firm on pages 24 and 25, respectively, on the Annual Shareholders’ Report for the year ended December 31, 2006, under the captions, “Management’s Report on Internal Control Over Financial Reporting: and “Report of Independent Registered Public Accounting Firm,” are incorporated herein by reference.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information regarding the directors of the Company contained in the Company's Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Shareholders (the Proxy Statement) under the caption “Proposal 1-Election of Class II Directors” is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year end. The information regarding executive officers called for by item 401 of Regulation S-K is included in Part I as Item 4A, in accordance with General Instruction G (3) to Form 10-K, for our executive officers who are not also directors.

Our Board of Directors has adopted a code of ethics that applies to all of our directors, officers (including its chief executive officer, chief operating officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and employees. Our Code of Ethics is available on our website at www.oreillyauto.com.

The Board of Directors has established an Audit Committee pursuant to Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee currently consists of John Murphy, Paul R. Lederer and Ronald Rashkow, each an independent director in accordance with The Nasdaq Stock Market Marketplace Rule 4200(a)(15). In addition, our Board of Directors has determined that Mr. Murphy, Chairman of the Audit Committee, is independent under the standards of Rule 10A-3 of the Exchange Act and the requirements of The Nasdaq Stock Market Marketplace Rule 4350(d)(2) and that Mr. Murphy qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included in the Company's Proxy Statement under the caption Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 402 of Regulation S-K will be included in the Proxy Statement under the captions “Compensation of Executive Officers” and “Director Compensation” and that information is incorporated herein by reference.

The information required by Item 407(e)(4) and (e)(5) of Regulation S-K will be included in the Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and that information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 201(d) of Regulation S-K regarding our equity compensation plans will be included in the Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference. The information required by Item 403 of Regulation S-K will be included in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included in the Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

The information required by Item 407(a) of Regulation S-K will be included in the Proxy Statement under the caption “Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information in the Proxy Statement under the caption “Fees Paid to Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements-O'Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders' Report of the registrant for the year ended December 31, 2006, incorporated herein by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm (page 26)

Consolidated Balance Sheets as of December 31, 2006, and 2005 (page 27)

Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004 (page 28)

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2006, 2005, and 2004 (page 29)

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004 (page 30)

Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005, and 2004 (pages 31-40)

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

3. Exhibits

See Exhibit Index on page E-1.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Col. A	Col. B	Col. C		Col. D		Col. E
Description	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Additions – Charged to Other Accounts – Describe	Deductions – Describe		Balance at End of Period

(Amounts in thousands)
Year ended December 31, 2006: Deducted from asset account: Allowance for doubtful accounts	$2,778	$4,585	$--	$4,503	(1)	$2,861

Year ended December 31, 2005: Deducted from asset account: Allowance for doubtful accounts	$3,417	$4,968	$--	$5,607	(1)	$2,778

Year ended December 31, 2004: Deducted from asset account: Allowance for doubtful accounts	$986	$5,900	$--	$3,469	(1)	$3,417

(1) Uncollectible accounts written off

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O'REILLY AUTOMOTIVE, INC.
(Registrant)

Date: March 1, 2007

By /s/ Greg Henslee

Greg Henslee
Chief Executive Officer and Co-President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David E. O’Reilly David E. O'Reilly	Director and Chairman of the Board	March 1, 2007

/s/ Lawrence P. O’Reilly Lawrence P. O'Reilly	Director and Vice-Chairman of the Board	March 1, 2007

/s/ Charles H. O’Reilly, Jr. Charles H. O'Reilly, Jr.	Director and Vice-Chairman of the Board	March 1, 2007

/s/ Rosalie O’Reilly Wooten Rosalie O'Reilly Wooten	Director	March 1, 2007

/s/ Jay D. Burchfield Jay D. Burchfield	Director	March 1, 2007

/s/ Joe C. Greene Joe C. Greene	Director	March 1, 2007

/s/ Paul R. Lederer Paul R. Lederer	Director	March 1, 2007

/s/ John Murphy John Murphy	Director	March 1, 2007

/s/ Ronald Rashkow Ronald Rashkow	Director	March 1, 2007

/s/ Greg Henslee Greg Henslee	Chief Executive Officer and Co-President (principal executive officer)	March 1, 2007

/s/ Ted Wise Ted Wise	Chief Operating Officer and Co-President	March 1, 2007

/s/ Thomas McFall Thomas Mcfall	Senior Vice-President of Finance and Chief Financial Officer	March 1, 2007
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Plan of Reorganization Among the Registrant, Greene County Realty Co. (“Greene County Realty”) and Certain Shareholders.

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

4.2

Rights Agreement, dated as of May 7, 2002, between O'Reilly Automotive, Inc. and UMB Bank, N.A., as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B and the Form of Summary of Rights as Exhibit C, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2002, is incorporated herein by this reference.

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

10.35

Credit Agreement between Registrant and Wells Fargo Bank, N.A., dated July 29, 2005 filed as Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by this reference.

10.36

O’Reilly Automotive, Inc. Audit Committee Charter, amended February 9, 2006, filed on Exhibit 10.36 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by this reference.

10.37(a)

Amended and Restated O’Reilly Automotive, Inc 2003 Incentive Plan, filed as Appendix B to the Registrant’s Proxy Statement for 2005 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.38(a)

Amended and Restated O’Reilly Automotive, Inc 2003 Directors’ Stock Plan, filed as Appendix C to the Registrant’s Proxy Statement for 2005 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

Exhibit No.	Description
13.1	Portions of the 2005 Annual Report to Shareholders, filed herewith.

18.0

Independent Registered Public Accounting Firm Letter Regarding Accounting Change, dated March 7, 2005, filed as Exhibit 18.0 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by this reference.

21.1	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm, filed herewith.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Previously filed as Exhibit of same number to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, and incorporated here by this reference.

(a)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders

Selected Consolidated Financial Data

Years ended December 31,	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
(In thousands, except per share data)

INCOME STATEMENT DATA:
Sales	$2,283,222	$2,045,318	$1,721,241	$1,511,816	$1,312,490	$1,092,112	$890,421	$754,122	$616,302	$316,399
Cost of goods sold, including warehouse and distribution expenses	1,276,511	1,152,815	978,076	873,481	759,090	624,294	507,720	428,832	358,439	181,789
Gross profit	1,006,711	892,503	743,165	638,335	553,400	467,818	382,701	325,290	257,863	134,610
Operating, selling, general and administrative expenses	724,396	639,979	552,707	473,060	415,099	353,987	292,672	248,370	200,962	97,526
Operating income	282,315	252,524	190,458	165,275	138,301	113,831	90,029	76,920	56,901	37,084
Other income (expense), net	(50)	(1,455)	(2,721)	(5,233)	(7,319)	(7,104)	(6,870)	(3,896)	(6,958)	472
Income before income taxes and cumulative effect of accounting change	282,265	251,069	187,737	160,042	130,982	106,727	83,159	73,024	49,943	37,556
Provision for income taxes	104,180	86,803	70,063	59,955	48,990	40,375	31,451	27,385	19,171	14,413
Income before cumulative effect of accounting change	178,085	164,266	117,674	100,087	81,992	66,352	51,708	45,639	30,772	23,143
Cumulative effect of accounting change, net of tax (a)	--	--	21,892	--	--	--	--	--	--	--
Net income	$178,085	$164,266	$139,566	$100,087	$81,992	$66,352	$51,708	$45,639	$30,772	$23,143

BASIC EARNINGS PER COMMON SHARE:
Income before cumulative effect of accounting change	$1.57	$1.47	$1.07	$0.93	$0.77	$0.64	$0.51	$0.47	$0.36	$0.27
Cumulative effect of accounting change (a)	--	--	0.20	--	--	--	--	--	--	--
Net income per share	$1.57	$1.47	$1.27	$0.93	$0.77	$0.64	$0.51	$0.47	$0.36	$0.27
Weighted-average common shares outstanding	113,253	111,613	110,020	107,816	106,228	104,242	102,336	97,348	84,952	84,172

EARNINGS PER COMMON SHARE- ASSUMING DILUTION:
Income before cumulative effect of accounting change	$1.55	$1.45	$1.05	$0.92	$0.76	$0.63	$0.50	$0.46	$0.36	$0.27
Cumulative effect of accounting change (a)	--	--	0.20	--	--	--	--	--	--	--
Net income per share	$1.55	$1.45	$1.25	$0.92	$0.76	$0.63	$0.50	$0.46	$0.36	$0.27
Weighted-average common shares outstanding – adjusted	115,119	113,385	111,423	109,060	107,384	105,572	103,456	99,430	86,408	85,108

PRO FORMA INCOME STATEMENT DATA: (b)
Sales				$1,511,816	$1,312,490	$1,092,112	$890,421	$754,122	$616,302	$316,399
Cost of goods sold, including warehouse and distribution expenses				872,658	754,844	618,217	501,567	425,229	350,581	180,170
Gross profit				639,158	557,646	473,895	388,854	328,893	265,721	136,229
Operating, selling, general and administrative expenses				473,060	415,099	353,987	292,672	248,370	200,962	97,526
Operating income				166,098	142,547	119,908	96,182	80,523	64,759	38,703
Other income (expense), net				(5,233)	(7,319)	(7,104)	(6,870)	(3,896)	(6,958)	472
Income before income taxes				160,865	135,228	112,804	89,312	76,627	57,801	39,175
Provision for income taxes				60,266	50,595	42,672	33,776	28,747	22,141	15,025
Net income				$100,599	$84,633	$70,132	$55,536	$47,880	$35,660	$24,150
Net income per share				$0.93	$0.80	$0.67	$0.54	$0.49	$0.42	$0.29
Net income per share – assuming dilution				$0.92	$0.79	$0.66	$0.54	$0.48	$0.41	$0.28
(a)	See Management’s Discussion and Analysis of Financial Condition and Results of Operations, 2005 Compared to 2004.
(b)	The pro forma income statement reflects the retroactive application of the cumulative effect of the accounting change to historical periods.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Selected Consolidated Financial Data (continued)

Years ended December 31,	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
(In thousands, except per share data)

SELECTED OPERATING DATA:
Number of stores at year-end (a)	1,640	1,470	1,249	1,109	981	875	672	571	491	259
Total store square footage at year-end (in 000’s)(a)(b)	11,004	9,801	8,318	7,348	6,408	5,882	4,491	3,777	3,172	1,417
Weighted-average sales per store (in 000’s)(a)(b)	$1,439	$1,478	$1,443	$1,413	$1,372	$1,426	$1,412	$1,422	$1,368	$1,300
Weighted-average sales per square foot (b)(d)	$215	$220	$217	$215	$211	$219	$218	$223	$238	$244
Percentage increase in same store sales (c)	3.3%	7.5%	6.8%	7.8%	3.7%	8.8%	5.0%	9.6%	6.8%	6.8%

BALANCE SHEET DATA:
Working capital	$566,892	$424,974	$479,662	$441,617	$483,623	$429,527	$296,272	$249,351	$208,363	$93,763
Total assets	1,977,496	1,718,896	1,432,357	1,157,033	1,009,419	856,859	715,995	610,442	493,288	247,617
Current portion of long-term debt and short-term debt	309	75,313	592	925	682	16,843	49,121	19,358	13,691	130
Long-term debt, less current portion	110,170	25,461	100,322	120,977	190,470	165,618	90,463	90,704	170,166	22,641
Shareholders’ equity	1,364,096	1,145,769	947,817	784,285	650,524	556,291	463,731	403,044	218,394	182,039

(a) Store count for 2002 does not include 27 stores acquired from Dick Smith Enterprises and Davie Automotive, Inc. in December 2002.

(b) Total square footage includes normal selling, office, stockroom and receiving space. Weighted-average sales per store and per square foot are weighted to consider the approximate dates of store openings or expansions.

(c) Same-store sales are calculated based on the change in sales of stores open at least one year. Prior to 2000, same-store sales data was calculated based on the change in sales of only those stores open during both full periods being compared. Percentage increase in same-store sales is calculated based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen and sales to team members.

(d) 1998 does not include stores acquired from Hi/LO. Consolidated weighted-average sales per square foot were $207.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, results of operations and liquidity and capital resources should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this annual report.

We are one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (DIY) customers and professional installers. Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items and accessories and a complete line of auto body paint and related materials, automotive tools and professional service equipment.

We calculate same-store sales based on the change in sales for stores open at least one year. We calculate the percentage increase in same-store sales based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen and sales to team members.

Cost of goods sold consists primarily of product costs and warehouse and distribution expenses. Cost of goods sold as a percentage of sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs.

Operating, selling, general and administrative expenses consist primarily of salaries and benefits for store and corporate team members, occupancy costs, advertising expenses, depreciation, general and administrative expenses, information technology expenses, professional expenses and other related expenses.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with accounting policies generally accepted in the United States (“GAAP”) requires the application of certain estimates and judgements by management. Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the consolidated financial statements are prepared. Management believes that the following policies are critical due the inherent uncertainty of these matters and the complex and subjective judgments required to establish these estimates. Management continues to review these critical accounting policies and estimates to ensure that the consolidated financial statements are presented fairly in accordance with GAAP. However, actual results could differ from our assumptions and estimates and such differences could be material.

•

Vendor concessions – We receive concessions from our vendors through a variety of programs and arrangements, including co-operative advertising, allowances for warranties, merchandise allowances and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes, are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor concessions are recognized as a reduction to the cost of inventory. Amounts receivable from vendors also include amounts due to the Company for changeover merchandise and product returns. Amounts receivable from vendors are regularly reviewed by management and reserves for estimated uncollectible amounts are provided for in our consolidated financial statements. We do not believe there is a reasonable likelihood that uncollectible amounts will exceed management’s expectations. However, actual results could differ from our assumptions and estimates, and we may be exposed to losses or gains that could be material.

•

Self-Insurance Reserves – We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities from workers’ compensation, general liability, vehicle liability, property loss, and employee health care benefits. With the exception of employee health care benefit liabilities, which are limited by the design of these plans, we obtain third-party insurance coverage to limit our exposure for any individual claim. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts. Our calculation of these liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date. Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains.

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

•

Share-based compensation – Prior to January 1, 2006, the Company accounted for its share-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted under Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment,” under the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, the Company records share-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remain unvested at the date of adoption. Currently, the Company’s share-based compensation relates to stock option awards, employee share purchase plan discounts, restricted stock awards and shares contributed directly to other employee benefit plans.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

Under SFAS No. 123R, the Company uses a Black-Scholes option-pricing model to determine the fair value of its stock options. The Black-Scholes model includes various assumptions, including the expected life of stock options, the expected volatility and the expected risk-free interest rate.  These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. If the Company uses different assumptions for future grants, share-based compensation cost could be materially impacted in future periods. Also, under SFAS No. 123R, the Company is required to record share-based compensation expense net of estimated forfeitures. The Company’s forfeiture rate assumption used in determining its share-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from those estimates.

RESULTS OF OPERATIONS

The following table sets forth, certain income statement data as a percentage of sales for the years indicated:

	Years ended December 31,
	2006	2005	2004
Sales	100.0%	100.0%	100.0%
Cost of goods sold, including warehouse and distribution expenses	55.9	56.4	56.8
Gross profit	44.1	43.6	43.2
Operating, selling, general and administrative expenses	31.7	31.3	32.1
Operating income	12.4	12.3	11.1
Other expense, net	--	(0.1)	(0.2)
Income before income taxes and cumulative effect of accounting change	12.4	12.2	10.9
Provision for income taxes	4.6	4.2	4.1
Income before cumulative effect of accounting change	7.8	8.0	6.8
Cumulative effect of accounting change, net of tax	--	--	1.3
Net income	7.8%	8.0%	8.1%

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, 2005 Compared to 2004, for detailed information on cumulative effect of accounting change.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2006 COMPARED TO 2005

Sales increased $237.9 million, or 11.6%, from $2.05 billion in 2005 to $2.28 billion in 2006, primarily due to 170 net additional stores opened during 2006, a full year of sales for stores opened throughout 2005 and a 3.3% increase in same-store sales for stores open at least one year. We believe that the increased sales achieved by our existing stores are the result of our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores and compensation programs for all store team members that provide incentives for performance. Also, our continued focus on serving professional installers contributed to increased sales. The same store sales increase in 2006 of 3.3% was below the prior year increase of 7.5% and our historical results. The decrease from the prior year is the result of extremely strong same store sales in 2005 (higher than historical rates) and external macroeconomic factors in 2006. The external macroeconomic factors which we believe negatively impacted our sales were constraints on our customer's discretionary income as a result of increased interest rates and higher energy costs combined with a reduction in the miles driven due to higher gas prices during the key summer selling season.

Gross profit increased $114.2 million, or 12.8%, from $892.5 million (43.6% of sales) in 2005 to $1.01 billion (44.1% of sales) in 2006, due to the increase in sales. The increase in gross profit as a percent of sales is the result of improvements in product mix and product acquisition cost.

OSG&A increased $84.4 million, or 13.2%, from $640.0 million (31.3% of sales) in 2005 to $724.4 million (31.7% of sales) in 2006. The increase in these expenses was primarily attributable to increased salaries and benefits, rent and other costs associated with the addition of employees and facilities to support the increased level of our operations. The increase in OSG&A as a percentage of sales was the result of increased advertising and energy costs.

Other expense, net, decreased by $1.4 million from $1.5 million in 2005 to $0.1 million in 2006. The decrease was primarily due to decreased interest expense on long-term debt resulting from a reduction in the interest rate on long-term debt.

Provision for income taxes increased from $86.8 million in 2005 (34.6% effective tax rate) to $104.2 million in 2006 (36.9% effective tax rate). The increase in the dollar amount was primarily due to the increase of income before income taxes. The increase in the effective tax rate in 2006 is primarily attributable to a non-cash adjustment of $6.1 million in the third quarter of 2005 resulting from the favorable resolution of prior year tax uncertainties. This tax benefit was nonrecurring and reflected the reversal of previously recorded income tax reserves related to a prior acquisition.

As a result of the impacts discussed above, net income increased $13.8 million from $164.3 million in 2005 (8.0% of sales) to $178.1 million in 2006 (7.8% of sales).

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2005 COMPARED TO 2004

Sales increased $324.1 million, or 18.8%, from $1.72 billion in 2004 to $2.05 billion in 2005, primarily due to 221 net additional stores opened during 2005, a full year of sales for stores opened throughout 2004 and a 7.5% increase in same-store sales for stores open at least one year. We believe that the increased sales achieved by the existing stores are the result of our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores, and compensation programs for all store team members that provide incentives for performance. Also, our continued focus on serving professional installers contributed to increased sales.

Gross profit increased $149.3 million, or 20.1%, from $743.2 million (43.2% of sales) in 2004 to $892.5 million (43.6% of sales) in 2005, due to the increase in sales and the increase in gross profit as a percent of sales as the result of improvements in our distribution cost and improved product margin related to product acquisition cost.

OSG&A increased $87.3 million, or 15.8%, from $552.7 million (32.1% of sales) in 2004 to $640.0 million (31.3% of sales) in 2005. The increase in these expenses was primarily attributable to increased salaries and benefits, rent and other costs associated with the addition of employees and facilities to support the increased level of our operations. The decrease in OSG&A as a percentage of sales was the result of ongoing expense management efforts and benefits from increased economies of scale resulting from our sales growth.

Other expense, net, decreased by $1.3 million from $2.7 million in 2004 to $1.5 million in 2005. The decrease was primarily due to increased interest income as a result of higher average interest rates earned on comparable average cash and cash equivalent balances.

Provision for income taxes increased from $70.1 million in 2004 (37.3% effective tax rate) to $86.8 million in 2005 (34.6% effective tax rate). The increase in the dollar amount was primarily due to the increase of income before income taxes. The decrease in the effective tax rate in 2005 was primarily attributable to the non-cash adjustment of $6.1 million in the third quarter resulting from the favorable resolution of prior year tax uncertainties.

The cumulative change in accounting method, effective January 1, 2004, changed the method of applying our LIFO accounting policy for certain inventory costs. Under the new method, we include in the value of inventory certain procurement, warehousing and distribution center costs. The previous method was to recognize those costs as incurred, reported as a component of costs of goods sold. We believe the new method is preferable, since it better matches revenues and expenses and is the prevalent method used by other entities within the automotive aftermarket industry.

As a result of the impacts discussed above, income before the cumulative effect of the accounting change increased $46.6 million from $117.7 million in 2004 (6.8% of sales) to $164.3 million in 2005 (8.0% of sales). Net income in 2004, after the cumulative effect of the accounting change, was $139.6 million (8.1% of sales).

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $185.9 million in 2006, $206.7 million in 2005 and $226.5 million in 2004. The decrease in net cash provided by operating activities in 2006 compared to 2005 was primarily due to increases in inventory related to new store growth and a decrease in the percentage of inventory funded by accounts payable, partially offset by the effect of increased net income in 2006. The decrease in net cash provided by operating activities was also due to the reclassification of the tax benefit derived from the exercise of stock options. In accordance with our current year adoption of SFAS No. 123R, the excess tax benefit from the exercise of stock options of $8.5 million is reflected as cash provided by financing activities in our consolidated statement of cash flows for the year ended December 31, 2006. For the year ended December 31, 2005, the excess tax benefit totaled $7.1 million and was included with net cash provided by operating activities in our 2005 consolidated statement of cash flows.

The decrease in cash provided by operating activities in 2005 compared to 2004 was primarily due to a smaller increase in accounts payable of $43.2 million in 2005 compared to the significant increase in 2004 of $94.6 million. The increase in accounts payable in 2005 and 2004 was primarily due to management’s continued efforts with vendors to extend the terms of payments. The effect on operating cash flows of the 2005 decrease in accounts payable growth was partially offset by the effect of the increase in net income in 2005.

Net cash used in investing activities was $225.2 million in 2006, $262.4 million in 2005 and $172.0 million in 2004. The changes in cash used in investing activities were the result of changes in capital expenditures and the $63 million acquisition in 2005 of Midwest Auto Parts Distributors, Inc. (“Midwest”), which included 72 stores and distribution centers in St. Paul, Minnesota and Billings, Montana. Capital expenditures were $228.9 million in 2006, $205.2 million in 2005 and $173.5 million in 2004. These expenditures were primarily related to the opening of new stores and distribution centers, as well as the relocation or remodeling of existing stores. We opened 170, 149 (excluding the 72 stores acquired with Midwest) and 140 net stores in 2006, 2005 and 2004, respectively. We remodeled or relocated 31, 37 and 30 stores in 2006, 2005 and 2004, respectively. We acquired a new facility near Minneapolis, Minnesota in 2006 for the relocation of the St. Paul, Minnesota distribution center in 2007. We acquired a new distribution center near Indianapolis, Indiana in 2005 that was subsequently equipped and opened in 2006. In 2004, we acquired and opened one new distribution center near Atlanta, Georgia.

Our continuing store expansion program requires significant capital expenditures and working capital principally for inventory requirements. Our 2007 growth plans call for approximately 190 to 195 new stores and the relocation of one distribution center with total capital expenditures of $225 million to $235 million. The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, net inventory investment and computer equipment) are estimated to average approximately $1.1 million to $1.3 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site. We plan to finance our expansion program through cash expected to be provided from operating activities and available borrowings under our existing credit facility.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (continued)

On May 15, 2006, we entered into a private placement agreement that allows for the issuance of an aggregate of $300 million in unsecured senior notes, issuable in series. On May 15, 2006, the Company completed the private placement of $75 million of the first series of Senior Notes (the “Series 2006-A Senior Notes”) under the Private Placement Agreement. The $75 million of Series 2006-A Senior Notes are due May 15, 2016 and bear interest at 5.39% per year. Proceeds from the Series 2006-A Senior Notes private placement transaction were used to repay certain existing debt of the Company, including $75 million of 7.72% Series 2001-A Senior Notes due May 15, 2006.

On July 29, 2005, we entered into an unsecured, five-year syndicated credit facility (“Credit Facility”) in the amount of $100 million led by Wells Fargo Bank as the Administrative Agent, replacing a three-year $150 million syndicated credit facility. The Credit Facility is guaranteed by all of our subsidiaries and may be increased to a total of $200 million, subject to the availability of such additional credit from either existing banks within the Credit Facility or other banks. The Credit Facility bears interest at LIBOR plus a spread ranging from 0.375% to 0.75% (5.75% at December 31, 2006) and expires in July 2010. At December 31, 2006, $9.7 million of borrowings were outstanding under the Credit Facility. At December 31, 2005, the Company had no outstanding balance under the Credit Facility. The available borrowings under the Credit Facility are reduced by stand-by letters of credit issued by us primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Our aggregate availability for additional borrowings under the Credit Facility was $57.4 million and $70.7 million at December 31, 2006 and 2005, respectively.

OFF BALANCE SHEET ARRANGEMENTS

We have utilized various financial instruments from time to time as sources of cash when such instruments provided a cost effective alternative to our existing sources of cash. We do not believe, however, that we are dependent on the availability of these instruments to fund our working capital requirements or our growth plans.

On December 29, 2000, we completed a sale-leaseback transaction with an unrelated party. Under the terms of the transaction, we sold 90 properties, including land, buildings and improvements, which generated $52.3 million of additional cash. The lease, which is being accounted for as an operating lease, provides for an initial lease term of 21 years and may be extended for one initial ten-year period and two additional successive periods of five years each. The resulting gain of $4.5 million has been deferred and is being amortized over the initial lease term. Net rent expense during the initial term will be approximately $5.5 million annually.

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

On June 26, 2003, we completed an amended and restated master agreement to our $50 million Synthetic Operating Lease Facility, relating to our properties leased from SunTrust Equity Funding, LLC (the “Synthetic Lease”), with a group of financial institutions. The terms of the Synthetic Lease provide for an initial lease period of five years, a residual value guarantee of approximately $42.2 million at December 31, 2006, and purchase options on the properties. The Synthetic Lease also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The Synthetic Lease has been accounted for as an operating lease under the provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 13 and related interpretations, including FASB Interpretation No. 46.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OFF BALANCE SHEET ARRANGEMENTS (CONTINUED)

We issue stand-by letters of credit provided by a $50 million sublimit under the Credit Facility that reduce our available borrowings. These letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance and have been issued to replace surety bonds that were previously issued. Letters of credit totaling $32.9 million and $29.3 million were outstanding at December 31, 2006 and 2005, respectively.

CONTRACTUAL OBLIGATIONS

We have other liabilities reflected in our balance sheet, including deferred income taxes and self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the financial commitments table due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable in 2007 that are included in current liabilities. In addition, we have commitments with various vendors for the purchase of inventory as of December 31, 2006. The financial commitments table excludes these commitments because they are cancelable by their terms.

Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements, short and long-term debt arrangements, interest payments related to long-term debt and purchase obligations for construction contract commitments, are summarized below and are fully disclosed in Notes 6 and 7 to the consolidated financial statements.

	Payments Due By Period
		Before	1-3	4-5	Over 5
	Total	1 Year	Years	Years	Years
Contractual Obligations:	(In thousands)
Long-term debt	$110,479	$309	$25,470	$9,700	$75,000
Interest payments related to long-term debt	41,408	6,044	9,088	8,085	18,191
Operating leases	379,710	44,548	77,303	59,541	198,318
Purchase obligations	69,516	69,516	--	--	--
Total contractual cash obligations	$601,113	$120,417	$111,861	$77,326	$291,509

We believe that our existing cash and cash equivalents, cash expected to be provided by operating activities, available bank credit facilities and trade credit will be sufficient to fund both our short-term and long-term capital needs for the foreseeable future.

INFLATION AND SEASONALITY

We attempt to mitigate the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. As a result, we do not believe that our operations have been materially affected by inflation. Our business is somewhat seasonal, primarily as a result of the impact of weather conditions on customer buying patterns. Store sales and profits have historically been higher in the second and third quarters (April through September) of each year than in the first and fourth quarters.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

QUARTERLY RESULTS

The following table sets forth certain quarterly unaudited operating data for fiscal 2006 and 2005. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.

The unaudited operating data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included therein.

	Fiscal 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Sales	$536,547	$591,199	$597,144	$558,332
Gross profit	233,428	260,928	263,326	249,029
Operating income	64,966	78,236	75,084	64,029
Net income	40,564	49,313	47,856	40,352
Basic net income per common Share	0.36	0.44	0.42	0.35
Net income per common share – assuming dilution	0.35	0.43	0.42	0.35

	Fiscal 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter (a)	Quarter (b)
	(In thousands, except per share data)
Sales	$466,239	$521,209	$542,906	$514,964
Gross profit	196,169	228,970	235,916	231,448
Operating income	53,581	68,127	67,585	63,231
Net income	33,213	42,923	48,623	39,507
Basic net income per common share	0.30	0.39	0.43	0.35
Net income per common share – assuming dilution	0.30	0.38	0.42	0.35

(a)

During the third quarter of 2005, the Company recorded a non-cash tax adjustment of $6.1 million as the result of the favorable resolution of prior tax uncertainties. See Note 12 to our consolidated financial statements.

(b)

During the fourth quarter of 2005, the Company recorded a non-cash charge related to the acceleration of employee stock options of $2.2 million ($1.4 million, net of tax.) See Note 1 to our consolidated financial statements.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, a revision of SFAS No. 123, Accounting for Stock Based Compensation, that supersedes APB No. 25, Accounting for Stock Issued to Employees. In April 2005, the SEC adopted a rule permitting implementation of SFAS No. 123R at the beginning of the first fiscal year commencing after June 15, 2005. Among other items, SFAS No. 123R eliminated the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. The Company was required to adopt SFAS No. 123R beginning in its quarter ended March 31, 2006. Under the provisions of SFAS No. 123R, the Company had the choice of adopting the fair-value-based method of expensing of stock options using (a) the “modified prospective method”, whereby the Company recognizes the expense only for periods beginning after December 31, 2005, or (b) the “modified retrospective method”, whereby the Company recognizes the expense for all years and interim periods since the effective date of SFAS No. 123. The Company adopted SFAS No. 123R using the modified prospective method. See Note 9, “Share-Based Employee Compensation Plans”, for information regarding expensing of stock options in 2006 and for pro forma information regarding the Company’s accounting for stock options for 2005 and 2004.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), that prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This interpretation is effective for us beginning January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are in the process of determining the effect, if any, the adoption of FIN No. 48 will have on our consolidated financial statements. Based on our current assessment, and subject to any changes that may result from the completion of our assessment and additional technical guidance issued by the FASB, the adoption of FIN 48 is not expected to have a material effect on our financial position, results of operations or cash flows.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the Risk Factors sections of the annual report on Form 10-K for the year ended December 31, 2006, for additional factors that could materially affect our financial performance.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”), under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Management recognizes that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management believes that as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as stated in their report which is included herein.

/s/ Greg Henslee	/s/ Thomas McFall
Greg Henslee Chief Executive Officer & Co-President	Thomas McFall Senior Vice President of Finance & Chief Financial Officer

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O'Reilly Automotive, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O’Reilly Automotive, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2004 the Company changed its method of accounting for inventory.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of O’Reilly Automotive, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

                                                                                                                                                /s/ Ernst & Young LLP

Kansas City, Missouri

February 26, 2007

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O’Reilly Automotive, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that O’Reilly Automotive, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). O’Reilly Automotive, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that O’Reilly Automotive, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, O’Reilly Automotive, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 26, 2007 expressed an unqualified opinion thereon.

                                                                                                                               /s/ Ernst & Young LLP

Kansas City, Missouri

February 26, 2007

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$29,903	$31,384
Accounts receivable, less allowance for doubtful accounts of $2,861 in 2006 and $2,778 in 2005	81,048	73,849
Amounts receivable from vendors, net	47,790	57,224
Inventory	812,938	725,339
Other current assets	28,997	22,845
Total current assets	1,000,676	910,641

Property and equipment, at cost
Land	127,068	109,327
Buildings	478,598	368,996
Leasehold improvements	156,145	127,685
Furniture, fixtures and equipment	362,803	310,570
Vehicles	90,240	76,321
	1,214,854	992,899
Accumulated depreciation and amortization	331,759	274,533
Net property and equipment	883,095	718,366

Notes receivable, less current portion	30,288	29,062
Other assets, net	63,437	60,827
Total assets	$1,977,496	$1,718,896

See accompanying Notes to Consolidated Financial Statements.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Consolidated Balance Sheets (continued)

(In thousands, except per share data)

	December 31,
	2006	2005
Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$318,404	$292,667
Self insurance reserves	31,084	34,797
Accrued payroll	21,171	19,356
Accrued benefits and withholdings	12,948	14,997
Deferred income taxes	5,779	2,451
Other current liabilities	44,089	46,086
Current portion of long-term debt	309	75,313
Total current liabilities	433,784	485,667

Long-term debt, less current portion	110,170	25,461
Deferred income taxes	38,171	42,516
Other liabilities	31,275	19,483

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares – 5,000,000
Issued and outstanding shares – none	-	-
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issed and oustanding shares – 113,929,327 in 2006 and 112,389,002 in 2005	1,139	1,124
Additional paid-in capital	400,552	360,325
Retained earnings	962,405	784,320
Total shareholders’ equity	1,364,096	1,145,769
Total liabilities and shareholders’ equity	$1,977,496	$1,718,896

See accompanying Notes to Consolidated Financial Statements.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Consolidated Statements Of Income

(In thousands, except per share data)

	Years ended December 31,
	2006	2005	2004
Sales	$2,283,222	$2,045,318	$1,721,241
Cost of goods sold, including warehouse and distribution expenses	1,276,511	1,152,815	978,076
Gross profit	1,006,711	892,503	743,165
Operating, selling, general and administrative expenses	724,396	639,979	552,707
Operating income	282,315	252,524	190,458
Other income (expense):
Interest expense	(4,322)	(5,062)	(4,700)
Interest income	1,573	1,582	901
Other, net	2,699	2,025	1,078
Total other income (expense)	(50)	(1,455)	(2,721)
Income before income taxes and cumulative effect of accounting change	282,265	251,069	187,737
Provision for income taxes	104,180	86,803	70,063
Income before cumulative effect of accounting change	178,085	164,266	117,674
Cumulative effect of accounting change, net of tax	--	--	21,892
Net income	$178,085	$164,266	$139,566

Basic income per common share:
Income before cumulative effect of accounting change	$1.57	$1.47	$1.07
Cumulative effect of accounting change	--	--	0.20
Net income per common share	$1.57	$1.47	$1.27
Weighted-average common shares outstanding	113,253	111,613	110,020

Income per common share-assuming dilution:
Income before cumulative effect of accounting change	$1.55	$1.45	$1.05
Cumulative effect of accounting change	--	--	0.20
Net income per common share-assuming dilution	$1.55	$1.45	$1.25
Adjusted weighted-average common shares outstanding	115,119	113,385	111,423

See accompanying Notes to Consolidated Financial Statements.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Consolidated Statements Of Shareholders' Equity

(In thousands)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance at December 31, 2003	54,665	$547	$302,691	$481,047	$784,285
Issuance of common stock under employee benefit plans	221	2	8,358	--	8,360
Issuance of common stock under stock option plans	491	5	11,075	--	11,080
Tax benefit of stock options exercised	--	--	4,526	--	4,526
Net income	--	--	--	139,566	139,566
Balance at December 31, 2004	55,377	$554	$326,650	$620,613	$947,817
2-for-1 stock split	55,861	559	--	(559)	--
Issuance of common stock under employee benefit plans	268	2	9,477	--	9,479
Issuance of common stock under stock option plans	883	9	14,906	--	14,915
Tax benefit of stock options exercised	--	--	7,137	--	7,137
Share based compensation	--	--	2,155	--	2,155
Net income	--	--	--	164,266	164,266
Balance at December 31, 2005	112,389	$1,124	$360,325	$784,320	$1,145,769
Issuance of common stock under employee benefit plans	387	4	12,169	--	12,173
Issuance of common stock under stock option plans	1,153	11	15,959	--	15,970
Tax benefit of stock options exercised	--	--	8,538	--	8,538
Share based compensation	--	--	3,561	--	3,561
Net income	--	--	--	178,085	178,085
Balance at December 31, 2006	113,929	$1,139	$400,552	$962,405	$1,364,096

See accompanying Notes to Consolidated Financial Statements.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Consolidated Statements Of Cash Flows

	Years ended December 31,
	2006	2005	2004
	(In thousands)
Operating activities
Net income	$178,085	$164,266	$139,566
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	--	--	(21,892)
Depreciation and amortization	64,938	57,228	54,325
Deferred income taxes	(1,017)	(671)	7,640
Share based compensation programs	11,029	7,840	5,067
Tax benefit of stock options exercised	--	7,137	4,526
Other	1,812	1,978	2,988
Changes in operating assets and liabilities:
Accounts receivable	(9,426)	(8,974)	(11,636)
Inventory	(91,427)	(68,794)	(66,375)
Accounts payable	25,737	43,158	94,594
Other	6,197	3,517	17,733
Net cash provided by operating activities	185,928	206,685	226,536

Investing activities
Purchases of property and equipment	(228,871)	(205,159)	(173,486)
Proceeds from sale of property and equipment	875	1,935	1,653
Payments received on notes receivable	5,174	4,558	2,634
Advances made on notes receivable	--	(624)	--
Acquisition, net of cash acquired	--	(63,145)	--
Investment in other assets	(2,379)	(1)	(2,787)
Net cash used in investing activities	(225,201)	(262,436)	(171,986)

Financing activities
Proceeds from issuance of long-term debt	88,950	--	--
Principal payments on long-term debt	(80,189)	(602)	(20,989)
Tax benefit of stock options exercised	8,538	--	--
Net proceeds from issuance of common stock	20,493	18,709	14,373
Net cash provided by (used in) financing activities	37,792	18,107	(6,616)
Net (decrease) increase in cash and cash equivalents	(1,481)	(37,644)	47,934
Cash and cash equivalents at beginning of year	31,384	69,028	21,094
Cash and cash equivalents at end of year	$29,903	$31,384	$69,028

Supplemental disclosures of cash flow information:
Income taxes paid	$98,650	$98,440	$55,140
Interest paid, net of capitalized interest	4,536	5,062	4,960

See accompanying Notes to Consolidated Financial Statements.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

O'Reilly Automotive, Inc. (the “Company”) is a specialty retailer and supplier of automotive aftermarket parts, tools, supplies and accessories to both the do-it-yourself (“DIY”) customer and the professional installer throughout Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Minnesota, Mississippi, Missouri, Montana, Nebraska, North Carolina, North Dakota, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Virginia, Wisconsin and Wyoming.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Over-the-counter retail sales are recorded when the customer takes possession of the merchandise. Sales to professional installers, also referred to as “commercial sales,” are recorded upon delivery of the merchandise to the customer, generally at the customer’s place of business. Wholesale sales to other retailers, also referred to as “jobber sales,” are recorded upon shipment of the merchandise. All sales are recorded net of estimated allowances, discounts and taxes.

Use of Estimates

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States (“GAAP”), requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents consist of investments with maturities of 90 days or less at the date of purchase.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms.

Inventory

Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Inventory also includes related procurement, warehousing and distribution center costs. Cost has been determined using the last-in, first-out (“LIFO”) method. The replacement cost of inventory, which approximates that determined using the first-in, first-out (FIFO) method of costing inventory, was $833,626,000 and $738,877,000 as of December 31, 2006 and 2005, respectively.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amounts Receivable from Vendors

The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising, devaluation programs, allowances for warranties and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes, are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor concessions are recognized as a reduction to the cost of inventory. Amounts receivable from vendors also includes amounts due to the Company for changeover merchandise and product returns. Reserves for uncollectable amounts receivable from vendors are provided for in the Company’s consolidated financial statements and consistently have been within management’s expectations.

Property and Equipment

Property and equipment are carried at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. Service lives for property and equipment generally range from 3 to 39 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated economic life of the assets. The lease term includes renewal options determined by management at lease inception for which failure to renew options would result in a substantial economic penalty to the Company. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is included in the determination of net income as a component of other income (expense). The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average rates paid for long-term borrowings. Total interest costs capitalized for the years ended December 31, 2006, 2005 and 2004 were $2,639,000, $2,885,000 and $2,579,000, respectively.

Leases

The Company’s policy is to amortize leasehold improvements over the lesser of the lease term or the estimated economic life of those assets. Generally, for stores the lease term is the base lease term and for distribution centers the lease term includes the base lease term plus certain renewal option periods for which renewal is reasonably assured and failure to exercise the renewal option would result in a significant economic penalty. The calculation for straight-line rent expense is based on the same lease term. Prior to 2003, leasehold improvements were amortized over a period of time which included both the base lease term and the first renewal option period of the lease and rent expense was recorded as paid.

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

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Notes Receivable

The Company had notes receivable from vendors and other third parties amounting to $36,955,000 and $34,998,000 at December 31, 2006 and 2005, respectively. The notes receivable, which bear interest at rates ranging from 0% to 10%, are due in varying amounts through August 2017.

Goodwill

The “Other assets, net” caption in the Consolidated Balance Sheets at December 31, 2006 and 2005 includes goodwill recorded as the result of previous acquisitions. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires the Company to assess goodwill for impairment rather than systematically amortize goodwill against earnings. The goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. The Company operates as one reporting unit and its fair value exceeds its carrying value, including goodwill. Therefore, the Company has determined that no impairment of goodwill existed at December 31, 2006 and 2005.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The liability method provides that deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using tax rates based on currently enacted rules and enacted rates that will be in effect when the differences are expected to reverse.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to $34,929,000, $28,715,000 and $22,999,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Pre-opening Costs

Costs associated with the opening of new stores, which consist primarily of payroll and occupancy costs, are charged to operations as incurred.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Compensation Plans

The Company currently sponsors share-based employee benefit plans and stock option plans. Please see Note 9 for further information concerning these plans. In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), using the modified prospective transition method and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Under this transition method, compensation cost recognized in 2006 includes the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. Share-based payments include stock option awards issued under the Company’s employee stock option plan, director stock option plan, stock issued through the Company’s employee stock purchase plan and stock awarded to employees through other benefit programs. Prior to January 1, 2006, the Company accounted for share based payments using the intrinsic value based recognition method in accordance with APB No. 25. Under APB No. 25, no compensation expense for stock option awards was recognized since the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of grant.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006, are approximately $2.8 million and $1.7 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the yeard ended December 31, 2006 are $0.02 lower than if the Company had continued to account for share-based compensation under APB No. 25.

In the fourth quarter of 2005, the Board of Directors approved the accelerated vesting of all unvested stock options previously awarded to employees and executive officers. Option awards granted subsequent to the Board’s action are not included in the acceleration and will vest equally over the service period established in the award, typically four years. The primary purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon the planned adoption of SFAS No. 123R in 2006. As a result of the vesting acceleration, options to purchase approximately 4.2 million shares of O’Reilly Common Stock became exercisable immediately. O’Reilly’s Board of Directors took this action with the belief that it is in the best interest of shareholders as it will reduce the Company’s reported non-cash compensation expense in future periods.

In order to limit unintended personal benefits to employees and officers, the Board of Directors imposed restrictions on any shares received through the exercise of accelerated options held by those individuals. These restrictions prevent the sale of any stock obtained through exercise of an accelerated option prior to the earlier of the original vesting date or the individual’s termination of employment. The Company recorded pre-tax share-based compensation expense of $2.2 million in 2005 based on the intrinsic value of in-the-money options subject to acceleration and the Company’s estimate of awards that would have expired unexercisable absent the acceleration.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Option Plans (continued)

For purposes of pro forma disclosures required under SFAS No. 123 for the years ended December 2005 and 2004, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. For unvested stock option awards that were included in the acceleration in the fourth quarter of 2005, any unamortized estimated fair value is assumed to be fully recognized as compensation expense in the year ended December 2005 for purposes of pro forma dislcosure. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows:

	Years Ended December 31,
	2005	2004
	(In thousands, except per share data)
Net income, as reported	$164,266	$139,566
Add stock-based compensation expense, net of tax, as reported	5,699	3,465
Deduct stock-based compensation expense, net of tax, under fair value method	(26,522)	(10,933)
Pro forma net income	$143,443	$132,098
Pro forma basic net income per share	$1.29	$1.20
Pro forma net income per share – assuming dilution	$1.27	$1.19
Net income per share, as reported
Basic	$1.47	$1.27
Assuming dilution	$1.45	$1.25

Prior to the adoption of SFAS No. 123R in 2006, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the accompanying Consolidated Statement of Cash Flows. SFAS No. 123R requires excess tax benefits, the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options, to be classified as financing cash flows. The excess tax benefit for the year ended December 31, 2006 was $8.5 million.

Earnings per Share

Basic earnings per share is based on the weighted-average outstanding common shares. Diluted earnings per share is based on the weighted-average outstanding shares adjusted for the effect of common stock equivalents. Common stock equivalents that could potentially dilute basic earnings per share in the future that were not included in the fully diluted computation because they would have been antidilutive were 448,000, 226,750 and 544,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

The accompanying consolidated financial statements for prior years contain certain reclassifications to conform with the presentation used in 2006.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, a revision of SFAS No. 123 that supersedes APB No. 25. In April 2005, the SEC adopted a rule permitting implementation of SFAS No. 123R at the beginning of the first fiscal year commencing after June 15, 2005. Among other items, SFAS No. 123R eliminated the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. The Company was required to adopt SFAS No. 123R beginning in its quarter ended March 31, 2006. Under the provisions of SFAS No. 123R, the Company had the choice of adopting the fair-value-based method of expensing of stock options using (a) the “modified prospective method”, whereby the Company recognizes the expense only for periods beginning after December 31, 2005, or (b) the “modified retrospective method”, whereby the Company recognizes the expense for all years and interim periods since the effective date of SFAS No. 123. The Company adopted SFAS No. 123R using the modified prospective method. See Note 9, “Share-Based Employee Compensation Plans”, for information regarding expensing of stock options in 2006 and for pro forma information regarding the Company’s accounting for stock options for years 2005 and 2004.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), that prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This interpretation is effective for the Company beginning January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on the Company’s consolidated financial statements. Based on the Company’s current assessment, and subject to any changes that may result from the completion of the Company’s asessment and additional technical guidance issued by the FASB, the adoption of FIN 48 is not expected to have a material effect on our financial position, results of operations or cash flows.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 2 – ACCOUNTING CHANGES

The Company’s inventory consists of automotive hard parts, maintenance items, accessories and tools. During the fourth quarter of 2004, the Company changed its method of applying its LIFO accounting policy for inventory costs. Under the new method, the Company has included in inventory certain procurement, warehousing and distribution center costs. The Company’s previous method was to recognize those costs as incurred, reported as a component of costs of goods sold. The Company believes the change in application of the LIFO accounting method is preferable as it better matches revenues and expenses and is the prevalent method used by other entities within the Company’s industry. The cumulative effect of this change in application of accounting method was $21,892,000 as of January 1, 2004, net of the related deferred tax effect of $13,303,000. The change increased 2004 net income by $2,722,000 or $0.02 per share.

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

NOTE 5—RELATED PARTIES

The Company leases certain land and buildings related to forty-eight of its O'Reilly Auto Parts stores under six-year operating lease agreements with O'Reilly Investment Company and O'Reilly Real Estate Company, partnerships in which certain shareholders and directors of the Company are partners. Generally, these lease agreements provide for renewal options for an additional six years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreement. Additionally, the Company leases certain land and buildings related to twenty-one of its O’Reilly Auto Parts stores under 15-year operating lease agreements with O’Reilly-Wooten 2000 LLC, which is owned by certain shareholders and directors of the Company. Generally, these lease agreements provide for renewal options for two additional five-year terms at the option of the Company (see Note 7). Rent payments under these operating leases totaled $3,413,000, $3,380,000 and $3,374,000 in 2006, 2005 and 2004, respectively.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 6—LONG-TERM DEBT

On July 29, 2005, the Company entered into an unsecured, five-year syndicated credit facility (Credit Facility) in the amount of $100 million led by Wells Fargo Bank as the Administrative Agent, replacing a three-year $150 million syndicated credit facility. The Credit Facility is guaranteed by all of the Company’s subsidiaries and may be increased to a total of $200 million, subject to the availability of such additional credit from either existing banks within the Credit Facility or other banks. The Credit Facility bears interest at LIBOR plus a spread ranging from 0.375% to 0.75% (5.75% at December 31, 2006) and expires in July 2010. At December 31, 2006, $9.7 million of borrowings were outstanding under the Credit Facility. At December 31, 2005, the Company had no outstanding balance under the Credit Facility.

The Company issues stand-by letters of credit provided by a $50 million sublimit under the Credit Facility that reduce available borrowings. These letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance and have been issued to replace surety bonds that were previously issued. Letters of credit totaling $32.9 million and $29.3 million were outstanding at December 31, 2006 and 2005, respectively. Accordingly, the Company’s aggregate availability for additional borrowings under the Credit Facility was $57.4 million and $70.7 million at December 31, 2006 and 2005, respectively. The Company is subject to a commitment fee ranging from 0.075% to 0.175% (.075% at December 31, 2006) for unused borrowings under the Credit Facility.

On May 15, 2006, the Company entered into a private placement agreement that allows for the issuance of an aggregate of $300 million in unsecured senior notes, issuable in series. On May 15, 2006, the Company completed the private placement of $75 million of the first series of Senior Notes (the “Series 2006-A Senior Notes”) under the Private Placement Agreement. The $75 millionn of Series 2006-A Senior Notes are due May 15, 2016 and bear interest at 5.39% per year. Proceeds from the Series 2006-A Senior Notes private placement transaction were used to repay certain existing debt of the Company, including $75 million of 7.72% Series 2001-A Senior Notes due May 15, 2006.

On May 16, 2001, the Company completed a $100 million private placement of two series of unsecured senior notes (Senior Notes). The Series 2001-A Senior Notes were issued for $75 million and were repaid on May 15, 2006 from the proceeds from the issuance of the Series 2006-A Senior Notes discussed above. The Series 2001-B Senior Notes were issued for $25 million, are due May 16, 2008 and bear interest at 7.92% per year.

The Company leases certain computer equipment under a capital lease agreement. The lease agreement has a term of 36 months, expiring in 2009. At December 31, 2006, the monthly installment under this agreement was approximately $28,000. The present value of the future minimum lease payments under capital leases totaled approximately $779,000 and $285,000 at December 31, 2006 and 2005 respectively, which have been classified as long-term debt in the accompanying consolidated financial statements. During 2006, the Company acquired $943,000 of assets under the capital lease agreement discussed above. During 2005, the Company did not acquire any assets under a capital lease.

Principal maturities of long-term debt are as follows (amounts in thousands):

2007	$309
2008	25,320
2009	150
2010	9,700
2011	--
Thereafter	75,000
$110,479

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 7—COMMITMENTS

Lease Commitments

On June 26, 2003, the Company completed an amended and restated master agreement to its $50 million Synthetic Operating Lease Facility (the Facility or the Synthetic Lease) with a group of financial institutions. The terms of the Facility provide for an initial lease period of five years, a residual value guarantee of approximately $42.2 million at December 31, 2006, and purchase options on the properties. The Facility also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The amended and restated Facility has been accounted for as an operating lease under SFAS No. 13 and related interpretations, including FASB Interpretation No. 46. Future minimum rental commitments under the Facility have been included in the table of future minimum annual rental commitments below.

The Company also leases certain office space, retail stores, property and equipment under long-term, non-cancelable operating leases. Most of these leases include renewal options and some include options to purchase and provisions for percentage rent based on sales. At December 31, 2006, future minimum rental payments under all of the Company’s operating leases for each of the next five years and in the aggregate are as follows (amounts in thousands):

	Related	Non-related
	Parties	Parties	Total
2007	$3,489	$41,059	$44,548
2008	3,414	37,421	40,835
2009	2,618	33,850	36,468
2010	1,815	29,723	31,538
2011	1,550	26,453	28,003
Thereafter	6,892	191,426	198,318
	$19,778	$359,932	$379,710

Rental expense amounted to $49,245,000, $43,047,000 and $39,145,000 for the years ended December 31, 2006, 2005, and 2004, respectively. 2004 rental expense includes an adjustment to correct lease accounting in the amount of $4,367,000 ($900,000 related to 2004.) See Note 1 – Leases for further details.

Other Commitments

The Company had construction commitments, which totaled approximately $69.5 million, at December 31, 2006.

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

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 9—SHARE-BASED EMPLOYEE COMPENSATION PLANS

Stock Options

The Company’s employee stock based incentive plan provides for the granting of stock options to certain key employees of the Company for the purchase of common stock of the Company. A total of 24,000,000 shares have been authorized for issuance under this plan. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Options granted under the plan expire after ten years and typically vest 25% a year, over four years. The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. A summary of the shares subject to currently issued and outstanding stock options under this plan is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,883,042	$17.67
Granted	1,084,000	31.97
Exercised	(1,128,259)	13.85
Forfeited	(388,038)	26.39
Outstanding at December 31, 2006	6,450,745	$20.38	6.87	$76,041,000
Vested or expected to vest at December 31, 2006	6,217,132	$19.95	6.78	$75,819,000
Exercisable at December 31, 2006	5,445,858	$18.23	6.41	$75,324,000

The Company maintains a stock based incentive plan for non-employee directors of the Company pursuant to which the Company may grant stock options. Up to 1,000,000 shares of common stock have been authorized for issuance under this plan. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Options granted under the plan expire after seven years and vest fully after six months. The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. A summary of the shares subject to currently issued and outstanding stock options under this plan is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	190,000	$15.32
Granted	25,000	34.92
Exercised	(25,000)	13.73
Forfeited	--	--
Outstanding at December 31, 2006	190,000	$18.09	3.44	$2,725,400
Vested or expected to vest at December 31, 2006	190,000	$18.09	3.44	$2,725,400
Exercisable at December 31, 2006	190,000	$18.09	3.44	$2,725,400

At December 31, 2006, approximately 11,732,000 and 400,000 shares were reserved for future issuance under the employee stock option plan and director stock option plan, respectively. For the year ended December 31, 2006, the Company recognized stock option compensation expense related to these plans of $2,762,000 and a corresponding income tax benefit of $1,019,000.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 9— SHARE-BASED EMPLOYEE COMPENSATION PLANS (CONTINUED)

Stock Options (continued)

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including expected volatility, expected life, the risk free rate and the expected dividend yield. Expected volatility is based upon the historical volatility of the Company’s stock. Expected life represents the period of time that options granted are expected to be outstanding. The Company uses historical data and experience to estimate the expected life of options granted. The risk free interest rate for periods within the contractual life of the options are based on the United States Treasury rates in effect for the expected life of the options. The following weighted-average assumptions were used for grants issued for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
Risk free interest rate	4.01%		4.25%		3.01%
Expected life	4.7	years	4.0	years	4.0	years
Expected volatility	35.1%		35.8%		40.4%
Expected dividend yield	0%		0%		0%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 were $11.71, $8.82 and $14.47, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 were $22,985,000, $19,100,000 and $9,753,000, respectively. The Company recorded cash received from the exercise of stock options of $15,970,000, $14,915,000 and $11,080,000, in the years ended December 31, 2006, 2005 and 2004, respectively. The remaining unrecognized compensation cost related to unvested awards at December 31, 2006, was $7,702,000 and the weighted-average period of time over which this cost will be recognized is 3.3 years.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value. Participants may authorize the Company to withhold up to 5% of their annual salary to participate in the plan. The stock purchase plan authorizes up to 2,600,000 shares to be granted. During the year ended December 31, 2006, the Company issued 165,306 shares under the purchase plan at a weighted average price of $27.36 per share. During the year ended December 31, 2005, the Company issued 161,903 shares under the purchase plan at a weighted average price of $27.57 per share. During the year ended December 31, 2004, the Company issued 187,754 shares under the purchase plan at a weighted average price of $20.85 per share. SFAS No. 123R requires compensation expense to be recognized based on the discount between the grant date fair value and the employee purchase price for shares sold to employees. During the year ended December 31, 2006, the Company recorded $799,000 of compensation cost related to employee share purchases and a corresponding income tax benefit of $295,000. At December 31, 2006, approximately 400,000 shares were reserved for future issuance.

Other Employee Benefit Plans

The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are at least 21 years of age and have at least six months of service. The Company has agreed to make matching contributions equal to 50% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. The Company also makes additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company’s matching and profit sharing contributions under this plan are funded in the form of shares of the Company’s common stock. A total of 4,200,000 shares of common stock have been authorized for issuance under this plan. During the year ended December 31, 2006, the Company recorded $6,429,000 of compensation cost for contributions to this plan and a corresponding income tax benefit of $2,372,000. During the year ended December 31, 2005, the Company recorded $6,606,000

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 9— SHARE-BASED EMPLOYEE COMPENSATION PLANS (CONTINUED)

Other Employee Benefit Plans (continued)

of compensation cost for contributions to this plan and a corresponding income tax benefit of $2,444,000. During the year ended December 31, 2004, the Company recorded $5,278,000 of compensation cost for contributions to this plan and a corresponding income tax benefit of $1,969,000. The compensation cost recorded in 2006 includes matching contributions made in 2006 and profit sharing contributions accrued in 2006 to be funded with issuance of shares of common stock in 2007. The Company issued 204,000 shares in 2006 to fund profit sharing and matching contributions at an average grant date fair value of $34.34. The Company issued 210,461 shares in 2005 to fund profit sharing and matching contributions at an average grant date fair value of $25.79. The Company issued 238,828 shares in 2004 to fund profit sharing and matching contributions at an average grant date fair value of $19.36. A portion of these shares related to profit sharing contributions accrued in prior periods. At December 31, 2006, approximately 1,061,000 shares were reserved for future issuance under this plan.

The Company has in effect a performance incentive plan for the Company’s senior management under which the Company awards shares of restricted stock that vest equally over a three-year period and are held in escrow until such vesting has occurred. Shares are forfeited when an employee ceases employment. A total of 800,000 shares of common stock have been authorized for issuance under this plan. Shares awarded under this plan are valued based on the market price of the Company’s common stock on the date of grant and compensation cost is recorded over the vesting period. The Company recorded $416,000 of compensation cost for this plan for the year ended December 31, 2006 and recognized a corresponding income tax benefit of $154,000. The Company recorded $289,000 of compensation cost for this plan for the year ended December 31, 2005 and recognized a corresponding income tax benefit of $107,000. The Company recorded $248,000 of compensation cost for this plan for the year ended December 31, 2004 and recognized a corresponding income tax benefit of $93,000. The total fair value of shares vested (at vest date) for the years ended December 31, 2006, 2005 and 2004 were $503,000, $524,000 and $335,000, respectively. The remaining unrecognized compensation cost related to unvested awards at December 31, 2006 was $536,000. The Company awarded 18,698 shares under this plan in 2006 with an average grant date fair value of $33.12. The Company awarded 14,986 shares under this plan in 2005 with an average grant date fair value of $25.41. The Company awarded 15,834 shares under this plan in 2004 with an average grant date fair value of $19.05. Compensation cost for shares awarded in 2006 will be recognized over the three-year vesting period. Changes in the Company’s restricted stock for the year ended December 31, 2006 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2005	15,052	$22.68
Granted during the period	18,698	33.12
Vested during the period	(15,685)	26.49
Forfeited during the period	(1,774)	27.94
Non-vested at December 31, 2006	16,291	$30.80

At December 31, 2006, approximately 659,000 shares were reserved for future issuance under this plan.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 10—SHAREHOLDER RIGHTS PLAN

On May 7, 2002, the Board of Directors adopted a shareholder rights plan whereby one right was distributed for each share of common stock, par value $.01 per share, of the Company held by stockholders of record (the “Rights”) as of the close of business on May 31, 2002. The Rights initially entitle stockholders to buy a unit representing one one-hundredth of a share of a new series of preferred stock of the Company for $160 and expire on May 30, 2012. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock. If a person or group acquires beneficial ownership of 15% or more of the Company's common stock, each Right (other than Rights held by the acquiror) will, unless the Rights are redeemed by the Company, become exercisable upon payment of the exercise price of $160 for an amount of common stock of the Company having a market value of twice the exercise price of the Right. A copy of the Rights Agreement was filed on June 3, 2002, with the Securities and Exchange Commission, as Exhibit 4.2 to the Company’s report on Form 8-K.

NOTE 11—INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share:

	Years ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$178,085	$164,266	$139,566

Denominator:
Denominator for basic income per common share– weighted-average shares	113,253	111,613	110,020
Effect of stock options (Note 9)	1,866	1,772	1,403

Denominator for diluted income per common share- adjusted weighted-average shares and assumed conversion	115,119	113,385	111,423

Basic net income per common share	$1.57	$1.47	$1.27

Net income per common share-assuming dilution	$1.55	$1.45	$1.25

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 12—INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

	2006	2005
	(In thousands)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$958	$1,050
Other accruals	19,251	17,601
Noncurrent:
Other accruals	2,967	2,404
Total deferred tax assets	23,176	21,055

Deferred tax liabilities:
Current:
Inventories	25,988	21,102
Noncurrent:
Property and equipment	37,517	42,255
Other	3,621	2,665
Total deferred tax liabilities	67,126	66,022
Net deferred tax liabilities	$(43,950)	$(44,967)

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 12—INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following:

	Current	Deferred	Total
	(In thousands)
2006:
Federal	$96,824	$(938)	$95,886
State	8,373	(79)	8,294
	$105,197	$(1,017)	$104,180

2005:
Federal	$79,720	$(616)	$79,104
State	7,754	(55)	7,699
	$87,474	$(671)	$86,803

2004:
Federal	$56,385	$6,942	$63,327
State	6,038	698	6,736
	$62,423	$7,640	$70,063

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows:

	2006	2005	2004
	(In thousands)

Federal income taxes at statutory rate	$98,793	$87,874	$65,708
State income taxes, net of federal tax benefit	5,387	4,986	4,355
Other items, net	--	(6,057)	--
	$104,180	$86,803	$70,063

The Company's provision for income taxes for 2005 included a non-cash tax adjustment of $6.1 million in the third quarter of 2005 resulting from the favorable resolution of prior tax uncertainties. The tax benefit realized in 2005 was nonrecurring and reflected the reversal of previously recorded income tax reserves related to a prior acquisition. In determining the provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income by jurisdiction and statutory tax rates. The impact of significant discrete items, including the tax benefit realized in the third quarter of 2005, is separately recognized in the quarter in which they occur.

The tax benefit associated with the exercise of non-qualified stock options has been reflected as additional paid-in capital in the accompanying consolidated financial statements.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

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

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Ernst & Young LLP

One Kansas City Place

Kansas City, Missouri 64105-2143

LEGAL COUNSEL

Gallop, Johnson & Neuman, L.C.

101 South Hanley Road, Suite 1600

St. Louis, Missouri 63105

Greensfelder, Hemker & Gale, P.C

10 South Broadway, Suite 2000

St. Louis, Missouri 63102

ANNUAL MEETING

The annual meeting of shareholders of O’Reilly Automotive, Inc. will be held at 10:00 a.m. local time on May 8, 2007, at the Clarion Hotel, Ballrooms 1 and 2, 3333 South Glenstone Ave in Springfield, Missouri. Shareholders of record as of February 28, 2007, will be entitled to vote at this meeting.

FORM 10-K REPORT

The Form 10-K Report of O’Reilly Automotive, Inc. filed with the Securities and Exchange Commission and our quarterly press releases are available without charge to shareholders upon written request. These requests and other investor contacts should be directed to Thomas McFall, Senior Vice President of Finance and Chief Financial Officer, at the corporate address.

TRADING SYMBOL

The Company’s common stock is traded on The Nasdaq Stock Market (National Market) under the symbol ORLY.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2006 Annual Report to Shareholders (continued)

NUMBER OF SHAREHOLDERS

As of February 28, 2007, O’Reilly Automotive, Inc. had approximately 44,866 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

ANALYST COVERAGE

The following analysts provide research coverage of O’Reilly Automotive, Inc.:

AG Edwards & Sons – Brian Postol

BB&T Capital Markets – Anthony Cristello

BMO Capital Markets – Richard Weinhart

Citigroup – Bill Sims

Credit Suisse – Gary Balter

Deutsche Bank Securities Inc. – Michael Baker

Friedman, Billings, Ramsey & Co – Jeff Sonnek

Goldman Sachs Research – Matthew Fassler

JPMorgan Securities – Nanch Hoch

Kevin Dann & Partners – Cid Wilson

Lehman Brothers Equities Research – Alan Rifkin

Merriman Curhan Ford & Co. – Robert Straus

Morgan Stanley – Armando Lopez

Raymond James & Associates – Dan Wewar

RBC Capital Markets – Scot Ciccarelli

Robert W. Baird & Co – David Cumberland

Sidoti & Company – Scott Stember

Stifel Nicolaus & Co., Inc. – David Schick

William Blair & Company – Sharon Zackfia

MARKET PRICES AND DIVIDEND INFORMATION

The prices in the table below represent the high and low sales price for O’Reilly Automotive, Inc. common stock as reported by the Nasdaq Stock Market (see Note 4 to the Company’s consolidated financial statements for information concerning the Company’s stock split in 2005).

The common stock began trading on April 22, 1993. No cash dividends have been declared since 1992, and the Company does not anticipate paying any cash dividends in the foreseeable future.

	2006		2005
	High	Low	High	Low
First Quarter	$38.30	$30.87	$26.22	$21.98
Second Quarter	36.99	29.30	30.50	23.21
Third Quarter	34.24	27.49	32.53	26.54
Fourth Quarter	35.10	30.92	32.52	25.75
For the Year	38.30	27.49	32.53	21.98

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 21.1 - Subsidiaries of the Company

Subsidiary	State of Incorporation

Ozark Automotive Distributors, Inc.	Missouri
Greene County Realty Co.	Missouri
O’Reilly II Aviation, Inc.	Missouri
Ozark Services, Inc.	Missouri
Hi-LO Investment Company	Delaware
Hi-LO Management Company	Delaware

One hundred percent of the capital stock of each of the above listed subsidiaries is directly owned by O’Reilly Automotive, Inc.

O’Reilly Automotive, Inc. and Subsidiaries

Exhibit 23.1 – Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in this Annual Report (Form 10-K) of O’Reilly Automotive, Inc. and Subsidiaries of our reports dated February 26, 2007, with respect to the consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries, O’Reilly Automotive, Inc. and Subsidiaries management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of O’Reilly Automotive, Inc. and Subsidiaries, included in the 2006 Annual Report to Shareholders of O’Reilly Automotive, Inc. and Subsidiaries.

Our audits also included the financial statement schedule of O’Reilly Automotive, Inc. and Subsidiaries listed in Item 15(a). This schedule is the responsibility of O’Reilly Automotive, Inc. and Subsidiaries’ management. Our responsibility is to express an opinion based on our audits. In our opinion, as to which the date is February 26, 2007, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the following Registration Statements:

(1)	Registration Statement (Form S-8 No. 333-63467) pertaining to the O’Reilly Automotive, Inc. Director Stock Option Plan and the O’Reilly Automotive, Inc. 1993 Stock Option Plan;

(2)	Registration Statements (Form S-8 No. 333-59568 and 333-136958) pertaining to the O’Reilly Automotive, Inc. Profit Sharing and Savings Plan;

(3)

Registration Statement (Form S-8 No. 333-111976) pertaining to the O’Reilly Automotive, Inc. 2003 Employee Stock Option Plan, O’Reilly Automotive, Inc. 2003 Director Stock Option Plan, O’Reilly Automotive, Inc. 1993 Employee Stock Option Plan, and the O’Reilly Automotive, Inc. Stock Purchase Plan;

of our reports dated February 26, 2007, with respect to the consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries, O’Reilly Automotive, Inc. and Subsidiaries management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of O’Reilly Automotive, Inc. and Subsidiaries, incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of O’Reilly Automotive, Inc. and Subsidiaries.

/s/ Ernst & Young LLP

Kansas City, Missouri

February 26, 2007

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

Date: March 1, 2007	/s/ Greg Henslee
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

Date: March 1, 2007	/s/ Thomas McFall
Thomas McFall, Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 32.1 – CEO Certification

O’REILLY AUTOMOTIVE, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Greg Henslee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Greg Henslee

Greg Henslee

Chief Executive Officer

March 1, 2007

This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 32.2 – CFO Certification

O’REILLY AUTOMOTIVE, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas McFall, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas McFall

Thomas McFall

Chief Financial Officer

March 1, 2007

This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.