Form 10-Q
period 2007-03-31
O REILLY AUTOMOTIVE INC
filed 2007-05-10
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Common stock, $0.01 par value – 114,126,459 shares outstanding as of March 31, 2007.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended March 31, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	13

ITEM 4 - CONTROLS AND PROCEDURES	13

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	14

ITEM 1A – RISK FACTORS	14

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	14

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

ITEM 5 – OTHER INFORMATION	14

ITEM 6 - EXHIBITS	15

SIGNATURE PAGE	16

PART I	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$90,217	$29,903
Accounts receivable, net	87,309	81,048
Amounts receivable from vendors, net	46,828	47,790
Inventory	825,206	812,938
Other current assets	21,129	28,997
Total current assets	1,070,689	1,000,676

Property and equipment, at cost	1,276,410	1,214,854
Accumulated depreciation and amortization	345,319	331,759
Net property and equipment	931,091	883,095

Notes receivable, less current portion	29,151	30,288
Other assets, net	62,697	63,437
Total assets	$2,093,628	$1,977,496

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$372,061	$318,404
Accrued payroll	25,130	21,171
Accrued benefits and withholdings	44,905	44,032
Deferred income taxes	10,111	5,779
Other current liabilities	44,996	44,089
Current portion of long-term debt	312	309
Total current liabilities	497,515	433,784

Long-term debt, less current portion	100,390	110,170
Deferred income taxes	32,297	38,171
Other liabilities	42,941	31,275

Shareholders' equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares – 114,126,459 as of March 31, 2007, and 113,929,327 as of
December 31, 2006	1,141	1,139
Additional paid-in capital	408,532	400,552
Retained earnings	1,010,812	962,405
Total shareholders’ equity	1,420,485	1,364,096
Total liabilities and shareholders’ equity	$2,093,628	$1,977,496

See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2006, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006

Sales	$613,145	$536,547
Cost of goods sold, including warehouse and distribution expenses	343,864	303,119

Gross profit	269,281	233,428
Operating, selling, general and administrative Expenses	192,089	168,462

Operating income	77,192	64,966
Other expense, net	10	452
Income before income taxes	77,182	64,514
Provision for income taxes	28,775	23,950
Net income	$48,407	$40,564

Net income per common share – basic	$0.42	$0.36
Net income per common share-assuming dilution:	$0.42	$0.35

Weighted-average common shares outstanding – basic	113,936	112,523
Adjusted weighted-average common shares outstanding – assuming dilution	115,537	114,615

See notes to condensed consolidated financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2007	2006

Net cash provided by operating activities	$128,631	$56,932

Investing activities:
Purchases of property and equipment	(64,089)	(47,450)
Proceeds from sale of property and equipment	223	186
Payments received on notes receivable	1,132	1,055
Investment in other assets	(1,402)	(497)

Net cash used in investing activities	(64,136)	(46,706)

Financing activities:
Proceeds from issuance of long-term debt	16,450	4,250
Tax benefit of stock options exercised	1,418	5,141
Principal payments of long-term debt	(26,226)	(4,435)
Net proceeds from issuance of common stock	4,177	8,724

Net cash (used in) provided by financing activities	(4,181)	13,680

Net increase in cash and cash equivalents	60,314	23,906
Cash and cash equivalents at beginning of period	29,903	31,384

Cash and cash equivalents at end of period	$90,217	$55,290

See notes to condensed consolidated financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

2.	Reclassifications

The Company made certain reclassifications to prior periods to conform to current year presentation.

3.	Stock-based Employee Compensation Plans

In accordance with Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS No. 123R”), the Company recognizes share-based compensation expense based on the fair value of the awards. Share-based payments include stock option awards issued under the Company’s employee stock option plan, director stock option plan, stock issued through the Company’s employee stock purchase plan and stock awarded to employees through other benefit programs.

Stock Options

The Company’s employee stock-based incentive plan provides for the granting of stock options to directors and certain key employees of the Company for the purchase of common stock of the Company. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Director options granted under the plan expire after seven years and are fully vested after six months. Employee options granted under the plan expire after ten years and typically vest 25% a year, over four years. The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. The following table summarizes the stock option transactions during the first quarter of 2007:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2006	6,640,745	$20.31
Granted	558,750	33.30
Exercised	(210,344)	14.98
Forfeited	(93,638)	29.46
Outstanding at March 31, 2007	6,895,513	21.37
Exercisable at March 31, 2007	5,478,138	$18.91

The Company recognized stock option compensation costs of approximately $1,136,000 and $234,000 in the first quarter of 2007 and 2006, respectively, and recognized a corresponding income tax benefit of approximately $424,000 and $87,000, respectively.

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

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2007

Stock-based Employee Compensation Plans – (continued)

Stock Options – (continued)

The following weighted-average assumptions were used for grants issued in the three months ended March 31, 2007 and 2006:

	2007		2006
Risk free interest rate	4.72%		3.73%
Expected life	4.9	Years	4.8	Years
Expected volatility	34.6%		35.2%
Expected dividend yield	0%		0%

The weighted-average grant-date fair value of options granted during the first three months of 2007 was $12.75 compared to $11.93 for the first three months of 2006. The remaining unrecognized compensation cost related to unvested awards at March 31, 2007, was $12,863,000 and the weighted-average period of time over which this cost will be recognized is 3.2 years.

Other Employee Benefit Plans

The Company sponsors other share-based employee benefit plans including a contributory profit sharing and savings plan that covers substantially all employees, an employee stock purchase plan which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value and a performance incentive plan under which the Company’s senior management is awarded shares of restricted stock that vest equally over a three-year period. Compensation expense recognized under these plans is measured based on the market price of the Company’s common stock on the date of award and is recorded over the vesting period. During the first three months of 2007, the Company recorded approximately $1,953,000 of compensation cost for benefits provided under these plans and a corresponding income tax benefit of approximately $728,000. During the first three months of 2006, the Company recorded approximately $2,036,000 of compensation cost for benefits provided under these plans and recognized a corresponding income tax benefit of approximately $755,000.

4.	Synthetic Lease Facility

On June 26, 2003, the Company completed an amended and restated master agreement to its $50 million Synthetic Operating Lease Facility (the Facility or the Synthetic Lease) with a group of financial institutions. The terms of the Facility provide for an initial lease period of five years, a residual value guarantee of approximately $42.2 million at March 31, 2007, and purchase options on the properties. The Facility also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The amended and restated Facility has been accounted for as an operating lease under SFAS No. 13 and related interpretations, including FASB Interpretation No. 46.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2007

5.	Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share for the quarters ended March 31:

	2007	2006

Numerator (basic and diluted):
Net income	$48,407	$40,564

Denominator:
Denominator for basic income per common share– weighted-average shares	113,936	112,523
Effect of stock options	1,601	2,092

Denominator for diluted income per common share- adjusted weighted-average shares and assumed conversion	115,537	114,615

Basic net income per common share	$0.42	$0.36

Net income per common share-assuming dilution	$0.42	$0.35

6.	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. For a benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the applicable taxing authority. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not require an adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, the Company had $10.0 million of unrecognized tax benefits which would affect the Company’s effective tax rate if recognized. At March 31, 2007, the Company had $10.8 million of unrecognized tax benefits which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in the income tax expense. As of March 31, 2007, the Company had approximately $1.3 million of accrued interest and penalties related to uncertain tax positions. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2007, the Company does not anticipate significant increases or decreases to the total amount of unrecognized tax benefits during 2007 or for the period one year subsequent to March 31, 2007.

The Company’s U.S. federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). The IRS concluded an examination of the Company’s consolidated 2002, 2003 and 2004 federal income tax returns in the first quarter of 2007. In conjunction with this examination, the Company agreed to extend the statute of limitations for the 2002 tax year to June 30, 2007. The statute of limitations for 2003 and 2004 will expire on September 17, 2007 and September 15, 2008, respectively, unless otherwise extended. The Company’s state income tax returns remain subject to examination by various state authorities for tax years ranging from 2001 through 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, "we," "us," "our" and similar terms, as well as references to the "Company" or "O'Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with accounting policies generally accepted in the United States (“GAAP”) requires the application of certain estimates and judgments by management. Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the consolidated financial statements are prepared. Management believes that the following policies are critical due the inherent uncertainty of these matters and the complex and subjective judgments required to establish these estimates. Management continues to review these critical accounting policies and estimates to ensure that the consolidated financial statements are presented fairly in accordance with GAAP. However, actual results could differ from our assumptions and estimates and such differences could be material.

•

Vendor concessions – We receive concessions from our vendors through a variety of programs and arrangements, including co-operative advertising, allowances for warranties, merchandise allowances and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes, are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor concessions are recognized as a reduction to the cost of inventory. Amounts receivable from vendors also include amounts due to us for changeover merchandise and product returns. Amounts receivable from vendors are regularly reviewed by management and reserves for estimated uncollectible amounts are provided for in our consolidated financial statements. We do not believe there is a reasonable likelihood that uncollectible amounts will exceed management’s expectations. However, actual results could differ from our assumptions and estimates, and we may be exposed to losses or gains that could be material.

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

•

Share-based compensation – Effective January 1, 2006, the we adopted SFAS No. 123R, “Share Based Payment,” under the modified prospective method. Under this application, the we record share-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remain unvested at the date of adoption. Currently, our share-based compensation relates to stock option awards, employee share purchase plan discounts, restricted stock awards and shares contributed directly to other employee benefit plans.

Under SFAS No. 123R, we use a Black-Scholes option-pricing model to determine the fair value of its stock options. The Black-Scholes model includes various assumptions, including the expected life of stock options, the expected volatility and the expected risk-free interest rate.  These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control. If we use different assumptions for future grants, share-based compensation cost could be materially impacted in future periods. Also, under SFAS No. 123R, the we are required to record share-based compensation expense net of estimated forfeitures. Our forfeiture rate assumption used in determining its share-based compensation expense is estimated based on historical data. The actual forfeiture rate could differ from those estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Sales increased $76 million, or 14.3% from $537 million in the first quarter of 2006, to $613 million in the first quarter of 2007. This increase was primarily due to new stores opened since the first quarter of 2006, in addition to a 6.8% increase in comparable store sales for the first quarter of 2007. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to team members. We believe that the comparable store sales increase is primarily attributable to our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores, and compensation programs for all store team members that provide incentives for performance. At March 31, 2007, we operated 1,687 stores compared to 1,506 stores at March 31, 2006.

Gross profit increased $36 million, or 15.4% from $233 million (or 43.5% of sales) in the first quarter of 2006, to $269 million (or 43.9% of sales) in the first quarter of 2007. The increase in gross profit dollars was primarily a result of the increase in sales resulting from the increase in the number of stores open during the first quarter of 2007 compared to the same period in 2006 and increased sales levels at existing stores. The increase in gross profit as a percentage of sales is the result of improvements in product mix and distribution.

Operating, selling, general and administrative expenses (“OSG&A expenses”) increased $24 million, or 14.0% from $168 million (or 31.4% of sales) in the first quarter of 2006 to $192 million (or 31.3% of sales) in the first quarter of 2007. The dollar increase in OSG&A expenses resulted primarily from additional team members and resources to support the increased store count. The decrease in OSG&A expenses as a percentage of sales was primarily due to the increased leverage of these expenses resulting from higher sales partially offset by increased stock-based compensation expense.

Our estimated provision for income taxes increased $4.8 million to $28.8 million for the first quarter of 2007 compared to $24.0 million for the same period in 2006, as a result of our increased taxable income and adverse changes in certain state tax laws. Our effective tax rate was 37.3% of income before income taxes for the first quarter of 2007 and 37.1% for the first quarter of 2006.

Liquidity and Capital Resources

Net cash provided by operating activities increased from $56.9 million for the first three months in 2006 to $128.6 million for the first three months of 2007. This increase was principally due to increased net income, favorable timing of tax payments and a reduction in net inventory investment. Net inventory investment reflects our investment in inventory net of the amount of accounts payable to vendors. The reduction in net inventory investment is the result of favorable timing and our ongoing effort to extend payment terms with our vendors.

Net cash used in investing activities increased from $46.7 million during the first three months in 2006 to $64.1 million for the comparable period in 2007, primarily due to a 35% increase in capital expenditures resulting from the addition of 47 new stores in the first quarter of 2007 compared to the addition of 36 new stores for the same period in 2006.

Net cash flows from financing activities decreased $17.9 million from $13.7 million of cash provided by financing activities in the first three months of 2006 to an outflow of $4.2 million of cash used in financing activities for the same period in 2007. The decrease in cash flows from financing activities is the result of the repayment of long-term debt of $9.8 million in the first quarter of 2007 and a reduction of proceeds from the exercise of stock options due to less exercise activity in the first quarter of 2007 compared to the same period in 2006.

We have available an unsecured, five-year syndicated revolving credit facility (“Credit Facility”) in the amount of $100 million. The credit facility may be increased by our request to a total of $200 million, subject to availability of such additional credit from either existing banks within the Credit Facility or other banks. At March 31, 2007, none of the revolving credit facility was outstanding. Letters of credit totaling $31.5 million were outstanding under the credit facility at March 31, 2007. Accordingly, we have aggregate availability for additional borrowings of $68.5 million under the revolving credit facility. The revolving credit facility, which bears interest at LIBOR plus a spread ranging from 0.375% to 0.75% (5.875% at March 31, 2007,) expires in July 2010.

Our continuing store expansion program requires significant capital expenditures and working capital principally for inventory requirements. The costs associated with opening a new store (including the cost of land acquisition, improvements, fixtures, net inventory investment and computer equipment) are estimated to average approximately $1.1 to $1.3 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site. We plan to finance our expansion program through cash expected to be provided from operating activities and available borrowings under our existing credit facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

During the first three months of 2007, we opened 47 net, new stores. We plan to open 143 to 148 additional stores during the remainder of 2007. The funds required for such planned expansions are expected to be provided by operating activities and the existing and available bank credit facilities.

We believe that our existing cash, short-term investments, cash expected to be provided by operating activities, available bank credit facilities and trade credit will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future.

Contractual Obligations

At March 31, 2007, we had long-term debt with maturities of less than one year of $312,000 and long-term debt with maturities over one year of $100,390,000, representing a total decrease in all outstanding debt of $9,776,000 from December 31, 2006.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. For a benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the applicable taxing authority. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We adopted the provisions of FIN 48 on January 1, 2007. We did not require an adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, we had $10.0 million of unrecognized tax benefits which would affect our effective tax rate if recognized. At March 31, 2007, we had $10.8 million of unrecognized tax benefits which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in the income tax expense. As of March 31, 2007, we had approximately $1.3 million of accrued interest and penalties related to uncertain tax positions. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2007, we do not anticipate significant increases or decreases to the total amount of unrecognized tax benefits during 2007 or for the period one year subsequent to March 31, 2007.

Our U.S. federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). The IRS concluded an examination of our consolidated 2002, 2003 and 2004 federal income tax returns in the first quarter of 2007. In conjunction with this examination, we agreed to extend the statute of limitations for the 2002 tax year to June 30, 2007. The statute of limitations for 2003 and 2004 will expire on September 17, 2007 and September 15, 2008, respectively, unless otherwise extended. Our state income tax returns remain subject to examination by various state authorities for tax years ranging from 2001 through 2006.

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

Internet Address and Access to SEC Filings

Our Internet address is www.oreillyauto.com. Interested readers can access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Security and Exchange Commission’s website at www.sec.gov. Such reports are generally available on the day they are filed. Additionally, we will furnish interested readers upon request and free of charge, a paper copy of such reports.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2006, for additional factors that could materially affect our financial performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates. Since no amounts were outstanding under the revolving credit facility at March 31, 2007, changes in interest rates would not have any effect. In the event of an adverse change in interest rates and assuming the Company had amounts outstanding under the credit facility, management would likely take actions that would mitigate our exposure to interest rate risk particularly if our borrowing levels increase to any significant extent; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) as of March 31, 2007. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2007, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company's internal control over financial reporting during the first quarter of 2007 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of our business. We do not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on our business.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

O'REILLY AUTOMOTIVE, INC.

May 10, 2007	/s/ Greg Henslee
Date	Greg Henslee, Co-President and Chief Executive Officer (Principal Executive Officer)

May 10, 2007	/s/ Thomas McFall
Date	Thomas McFall, Senior Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: May 10, 2007	/s/ Greg Henslee
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

Date: May 10, 2007	/s/ Thomas McFall
Thomas McFall, Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 32.1 – CEO Certification

O’REILLY AUTOMOTIVE, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Greg Henslee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Greg Henslee
Greg Henslee
Chief Executive Officer (Principal Executive Officer)

May 10, 2007

The foregoing certification is being furnished as an exhibit to the Report pursuant to Item 601(b)(32) of Regulation S-K and Section 1350 of Title 18 of the United States Code and, accordingly, is not being filed with the Securities and Exchange Commission (the “Commission”) as part of the Report and is not to be incorporated by reference into any filing of the Company with the Commission, whether made before or after the date of the Report, irrespective of any general incorporation language contained in such filing.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 32.2 – CFO Certification

O’REILLY AUTOMOTIVE, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas McFall, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas McFall
Thomas McFall
Chief Financial Officer (Principal Financial and Accounting Officer)

May 10, 2007

The foregoing certification is being furnished as an exhibit to the Report pursuant to Item 601(b)(32) of Regulation S-K and Section 1350 of Title 18 of the United States Code and, accordingly, is not being filed with the Securities and Exchange Commission (the “Commission”) as part of the Report and is not to be incorporated by reference into any filing of the Company with the Commission, whether made before or after the date of the Report, irrespective of any general incorporation language contained in such filing.