Form 10-Q
period 2007-06-30
O REILLY AUTOMOTIVE INC
filed 2007-08-10
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common stock, $0.01 par value – 114,836,096 shares outstanding as of June 30, 2007.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended June 30, 2007

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

ITEM 1. FINANCIAL STATEMENTS

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$92,484	$29,903
Accounts receivable, net	92,202	81,048
Amounts receivable from vendors	48,839	47,790
Inventory	853,127	812,938
Other current assets	19,971	28,997
Total current assets	1,106,623	1,000,676

Property and equipment, at cost	1,349,332	1,214,854
Accumulated depreciation and amortization	361,391	331,759
Net property and equipment	987,941	883,095

Notes receivable, less current portion	28,047	30,288
Goodwill	49,499	49,065
Other assets	12,594	14,372
Total assets	$2,184,704	$1,977,496

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$393,916	$318,404
Accrued payroll	23,060	21,171
Accrued benefits and withholdings	46,661	44,032
Deferred income taxes	4,780	5,779
Other current liabilities	47,475	44,089
Current portion of long-term debt	25,315	309
Total current liabilities	541,207	433,784

Long-term debt, less current portion	75,311	110,170
Deferred income taxes	25,666	38,171
Other liabilities	49,957	31,275

Shareholders' equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares – 114,836,096 as of June 30, 2007, and 113,929,327 as of
December 31, 2006	1,148	1,139
Additional paid-in capital	428,704	400,552
Retained earnings	1,062,711	962,405
Total shareholders’ equity	1,492,563	1,364,096
Total liabilities and shareholders’ equity	$2,184,704	$1,977,496

See “Notes to Condensed Consolidated Financial Statements”

Note: The balance sheet at December 31, 2006, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$643,108	$591,199	$1,256,253	$1,127,746
Cost of goods sold, including warehouse and distribution expenses	355,923	330,271	699,787	633,390

Gross Profit	287,185	260,928	556,466	494,356
Operating, selling, general and administrative expenses	205,627	182,692	397,716	351,154

Operating income	81,558	78,236	158,750	143,202
Other income (expense), net	781	162	771	(290)

Income before income taxes	82,339	78,398	159,521	142,912
Provision for income taxes	30,440	29,085	59,215	53,035

Net income	$51,899	$49,313	$100,306	$89,877

Net income per common share	$0.45	$0.44	$0.88	$0.80
Net income per common share-assuming dilution	$0.45	$0.43	$0.87	$0.78

Weighted-average common shares outstanding	114,533	113,253	114,288	112,890
Adjusted weighted-average common shares outstanding – assuming dilution	116,111	115,196	115,878	114,908

See “Notes to Condensed Consolidated Financial Statements”

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2007	2006

Net cash provided by operating activities	$191,930	$123,800

Investing activities:
Purchases of property and equipment	(140,622)	(119,436)
Proceeds from sale of property and equipment	1,453	465
Payments received on notes receivable	2,560	2,341
Investment in other assets	(2,095)	(808)

Net cash used in investing activities	(138,704)	(117,438)

Financing activities:
Proceeds from issuance of long-term debt	16,450	79,250
Tax benefit of stock options exercised	5,379	6,026
Principal payments of long-term debt	(26,303)	(80,025)
Net proceeds from issuance of common stock	13,829	12,250

Net cash provided by financing activities	9,355	17,501

Net increase in cash and cash equivalents	62,581	23,863
Cash and cash equivalents at beginning of period	29,903	31,384

Cash and cash equivalents at end of period	$92,484	$55,247

See “Notes to Condensed Consolidated Financial Statements”

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2007

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

Stock Options

The Company’s employee stock-based incentive plan provides for the granting of stock options to directors and certain key employees of the Company for the purchase of common stock of the Company. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Director options granted under the plan expire after seven years and are fully vested after six months. Employee options granted under the plan expire after ten years and typically vest 25% a year, over four years. The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. The following table summarizes the stock option transactions during the first six months of 2007:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2006	6,640,745	$20.31
Granted	889,250	33.82
Exercised	(731,929)	15.72
Forfeited	(338,338)	25.98
Outstanding at June 30, 2007	6,459,728	22.44
Exercisable at June 30, 2007	4,850,353	$18.94

The Company recognized stock option compensation costs of approximately $1,527,000 and $2,663,000 for the three and six months ended June 30, 2007, respectively and stock option compensation costs of approximately $874,000 and $1,108,000 for the three and six months ended June 30, 2006, respectively. The Company recognized a corresponding income tax benefit of approximately $565,000 and $988,000 for the three and six months ended June 30, 2007, respectively, and a corresponding income tax benefit of approximately $325,000 and $412,000 for the three and six months ended June 30, 2006, respectively.

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

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2007

Stock-based Employee Compensation Plans – (continued)

Stock Options – (continued)

The following weighted-average assumptions were used for grants issued during the first six months of 2007 and 2006 respectively:

	2007		2006
Risk free interest rate	4.72%		3.80%
Expected life	4.8	Years	4.8	Years
Expected volatility	34.5%		35.2%
Expected dividend yield	0%		0%

The weighted-average grant-date fair value of options granted during the first six months of 2007 was $12.78 compared to $12.02 for the first six months of 2006. The remaining unrecognized compensation cost related to unvested awards at June 30, 2007, was $14,274,000 and the weighted-average period of time over which this cost will be recognized is 3.1 years.

Other Employee Benefit Plans

The Company sponsors other share-based employee benefit plans including a contributory profit sharing and savings plan that covers substantially all employees, an employee stock purchase plan which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value and a performance incentive plan under which the Company’s senior management is awarded shares of restricted stock that vest equally over a three-year period. Compensation expense recognized under these plans is measured based on the market price of the Company’s common stock on the date of award and is recorded over the vesting period. During the three and six months ended June 30, 2007, the Company recorded approximately $1,964,000 and $3,917,000 of compensation cost for benefits provided under these plans and a corresponding income tax benefit of approximately $725,000 and $1,453,000, respectively. During the three and six months ended June 30, 2006, the Company recorded approximately $1,759,000 and $3,795,000 of compensation cost for benefits provided under these plans and recognized a corresponding income tax benefit of approximately $657,000 and $1,412,000, respectively.

4.	Synthetic Lease Facility

On June 26, 2003, the Company completed an amended and restated master agreement to its $50 million Synthetic Operating Lease Facility (the Facility or the Synthetic Lease) with a group of financial institutions. The terms of the Facility provide for an initial lease period of five years, a residual value guarantee of approximately $41.0 million at June 30, 2007, and purchase options on the properties. The Facility also contains a provision for an event of default whereby the lessor, among other things, may require us to purchase any or all of the properties. One additional renewal period of five years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The amended and restated Facility has been accounted for as an operating lease under SFAS No. 13 and related interpretations, including FASB Interpretation No. 46.

5.	Goodwill

At June 30, 2007 and December 31, 2006, the value of the Company’s goodwill was as follows:

(In thousands)
Balance at December 31, 2006	$49,065
Acquisitions	434
Balance at June 30, 2007	$49,499

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2007

6.	Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share for the three and six months ended June 30:

For the three months ended June 30,			For the six months ended June 30,
2007		2006	2007	2006
(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$51,899	$49,313	$100,306	$89,877

Denominator:
Denominator for basic income per common share - weighted-average shares	114,533	113,253	114,288	112,890
Effect of stock options	1,578	1,943	1,590	2,018

Denominator for diluted income per common share - adjusted weighted-average shares and assumed conversion	116,111	115,196	115,878	114,908

Basic net income per common share	$0.45	$0.44	$0.88	$0.80

Net income per common share-assuming dilution	$0.45	$0.43	$0.87	$0.78

7.	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. For a benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the applicable taxing authority. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007. No adjustment was required in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, the Company had a gross exposure for unrecognized potential tax benefits of $14.9 million and a related future potential tax deduction related to that gross exposure of a $4.9 million deferred tax asset (for a net $10.0 million of unrecognized tax benefits) which would affect the Company’s effective tax rate if recognized. At June 30, 2007, the Company had a gross exposure for unrecognized tax benefits accrued of $17.5 million and a related future tax deduction related to that gross exposure of a $5.9 million deferred tax asset (for a net $11.6 million of unrecognized tax benefits) which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in the income tax expense. As of June 30, 2007, the Company had approximately $2.3 million of accrued interest and penalties related to uncertain tax positions, before the benefit of the deduction for interest on state and federal returns. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2007, the Company does not anticipate significant increases or decreases to the total amount of unrecognized tax benefits during 2007 or for the period one year subsequent to June 30, 2007.

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

•

Vendor concessions – We receive concessions from our vendors through a variety of programs and arrangements, including co-operative advertising, allowances for warranties, merchandise allowances and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes, are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor concessions are recognized as a reduction to the cost of inventory. Amounts receivable from vendors also include amounts due to us relating to vendor purchases and product returns. Management regularly reviews amounts receivable from vendors and assesses the need for a reserve for uncollectible amounts based on our evaluation of our vendors’ financial position and corresponding ability to meet their financial obligations. Based on our historical results and current assessment, we have not recorded a reserve for uncollectible amounts in our consolidated financial statements and we do not believe there is a reasonable likelihood that our ability to collect these amounts will differ from our expectations. The eventual ability of our vendors to pay us the obliged amounts could differ from our assumptions and estimates, and we may be exposed to losses or gains that could be material.

•

Self-Insurance Reserves – We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities related to workers’ compensation, general liability, vehicle liability, property loss, and employee health care benefits. With the exception of employee health care benefit liabilities, which are limited by the design of these plans, we obtain third-party insurance coverage to limit our exposure for any individual claim. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts. The assumptions made by management as it relates to each of these factors represents our judgment as to the most probable cumulative impact of each factor on our future obligations. Our calculation of our self-insurance liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date and the application of alternative assumptions would result in a different estimate of these liabilities. Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains. As we obtain additional information that affects the assumptions and estimates we used to recognize liabilities for claims incurred in prior accounting periods, we adjust our self-insurance liabilities to reflect the revised estimates based on this additional information. If self-insurance reserves were changed 10% from our estimated reserves at December 31, 2006, the financial impact would have been approximately $4.5 million or 1.6% of pretax income.

•

Accounts receivable – Management estimates the allowance for doubtful accounts based on historical loss ratios and other relevant factors. Actual results have consistently been within management’s expectations, and we do not believe that there is a reasonable likelihood that there will be a material change in the future that will require a significant change in the assumptions or estimates we use to calculate our allowance for doubtful accounts. However, if actual results differ from our estimates, we may be exposed to losses or gains. If the allowance for doubtful accounts were changed 10% from our estimated allowance at December 31, 2006, the financial impact would have been approximately $0.3 million or 0.1% of pretax income.

•

Taxes – We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We regularly review our potential tax liabilities for tax years subject to audit. The amount of such liabilities is based on various factors, such as differing interpretations of tax regulations by the responsible tax authority, experience with previous tax audits and applicable tax law rulings. Changes in our tax liability may occur in the future as our assessments change based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations. In management’s opinion, adequate provisions for income taxes have been made for all years presented. The estimates of our potential tax liabilities contain uncertainties because management must use judgment to estimate the exposures associated with our various tax positions and actual results could differ from our estimates. Alternatively, we could have applied assumptions regarding the eventual outcome of the resolution of open tax positions that would differ from our current estimates but that would still be reasonable given the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	Taxes (continued)

nature of a particular position. Our judgment regarding the most likely outcome of uncertain tax positions has historically resulted in an estimate of our tax liability that is greater than actual results. While our estimates are subject to the uncertainty noted in the preceding discussion, our initial estimates of our potential tax liabilities have historically not been materially different from actual results except in instances where we have reversed liabilities that were recorded for periods that were subsequently closed with the applicable taxing authority.

•

Share-based compensation – Prior to January 1, 2006, we accounted for share-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted under Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.  123. Effective January 1, 2006, we adopted SFAS No. 123R, “Share Based Payment,” under the modified prospective method. Accordingly, prior period amounts have not been restated. Under this application, we record share-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remain unvested at the date of adoption. Currently, our share-based compensation relates to stock option awards, employee share purchase plan discounts, restricted stock awards and shares contributed directly to other employee benefit plans.

Under SFAS No. 123R, we use a Black-Scholes option-pricing model to determine the fair value of stock options. The Black-Scholes model includes various assumptions, including the expected life of stock options, the expected volatility and the expected risk-free interest rate.  These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. Since our adoption of SFAS No. 123R, share-based compensation cost would not have been materially impacted by the variability in the range of reasonable assumptions we could have made to value option award grants, but we anticipate that share-based compensation cost could be materially impacted by the application of alternate assumptions in future periods. Also, under SFAS No. 123R, we are required to record share-based compensation expense net of estimated forfeitures. Our forfeiture rate assumption used in determining share-based compensation expense is estimated based on historical data. The actual forfeiture rate and corresponding share-based compensation expense could differ from those estimates.

•

Inventory Obsolescence and Shrink – Inventory, which consists of automotive hard parts, maintenance items, accessories and tools is stated at the lower of cost or market. The extended nature of the life cycle of our products is such that the risk of obsolescence of our inventory is minimal. The products that we sell generally have application in our markets for a relatively long period of time in conjunction with the corresponding vehicle population. We have developed sophisticated systems for monitoring the life cycle of a given product and, accordingly, have historically been very successful in adjusting the volume of our inventory in conjunction with a decrease in demand. We do record a reserve to reduce the carrying value of our inventory through a charge to cost of sales in the isolated instances where we believe that the market value of a product line is lower than our recorded cost. This reserve is based on our assumptions about the marketability of our existing inventory and is subject to uncertainty to the extent that we must estimate, at a given point in time, the market value of inventory that will be sold in future periods. Ultimately, our projections could differ from actual results and could result in a material impact to our stated inventory balances. We have historically not had to materially adjust our obsolescence reserves due to the factors discussed above and do not anticipate that we will experience material changes in our estimates in the future.

We also record a reserve to reduce the carrying value of our perpetual inventory to account for quantities in our perpetual records above the actual existing quantities caused by unrecorded shrink. We estimate this reserve based on the results of our extensive and frequent cycle counting programs at our stores and distribution centers. To the extent that our estimates do not accurately reflect the actual inventory shrinkage, we could potentially experience a material impact to our reported inventory balances. We have historically been able to provide a timely and accurate measurement of shrink and have not experienced material adjustments to our estimates. If unrecorded shrink at December 31, 2006 were double the estimate that we recorded based on our historical experience, the financial impact would have been less than $2 million or less than 0.7% of pretax income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Sales increased $52 million, or 8.8% from $591 million in the second quarter of 2006, to $643 million in the second quarter of 2007. Sales for the first six months of 2007 were $1.26 billion, an increase of $129 million or 11.4% over sales for the first six months of 2006. The addition of 91 net new stores opened in the first six months of 2007 provided $13.8 million and $18.4 million of the three and six month increase, respectively. A full three and six months of sales for stores opened throughout 2006 contributed an additional $27.1 million and $62.4 million to the three and six months increase, respectively. Finally, a 2.0% and 4.3% increase in comparable store sales for the first three and six months of 2007, respectively, added an additional $11.6 million and $46.9 million to the three and six month increase, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to team members. We believe that the comparable store sales increase is primarily attributable to our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores, and compensation programs for all store team members that provide incentives for performance. At June 30, 2007, we operated 1,731 stores compared to 1,555 stores at June 30, 2006. We anticipate that continued store unit and sales growth consistent with our historical rates will continue in the future.

Gross profit increased $26 million, or 10.1% from $261 million (or 44.1% of sales) in the second quarter of 2006 to $287 million (or 44.7% of sales) in the second quarter of 2007. Gross profit for the first six months increased 12.6% to $556 million (or 44.3% of sales) in 2007, from $494 million (or 43.8% of sales) in 2006. The increase in gross profit dollars was primarily a result of the increase in sales resulting from the increase in the number of stores open during the second quarter and first six months of 2007 compared to the same period in 2006 and increased sales levels at existing stores. The increase in gross profit as a percentage of sales is the result of improved product mix and acquisition cost. We improved our product mix by continuing to implement strategies to differentiate our merchandise selections at each store based on customer demand and vehicle demographics in the store’s market and through ongoing Team Member training initiatives focused on selling products with greater gross margin contribution. Product acquisition cost improved due to increased imports from lower cost providers in foreign countries as well as improved negotiating leverage with our vendors as a result of our growth. We anticipate these trends to continue at a moderate rate through 2007.

Operating, selling, general and administrative expenses (“OSG&A expenses”) increased $23 million, or 12.6% from $183 million (or 30.9% of sales) in the second quarter of 2006 to $206 million (or 32.0% of sales) in the second quarter of 2007. OSG&A expenses increased $47 million, or 13.3% from $351 million (or 31.1% of sales) in the first six months of 2006 to $398 million (or 31.7% of sales) in the first six months of 2007. The dollar increase in OSG&A expenses resulted primarily from additional team members and resources to support the increased store count. The increase in OSG&A expenses as a percentage of sales in the first three and six months of 2007 was primarily due to higher advertising costs and increased stock compensation expense.

Our estimated provision for income taxes increased $1.4 million to $30.4 million for the second quarter 2007 compared to $29.1 million for the same period in 2006. Our provision for income taxes increased $6.2 million to $59.2 million for the first six months of 2007 compared to $53.0 million for the first six months of 2006. These increases are the result of our increased taxable income. Our effective tax rate was 37.0% of income before income taxes for the second quarter of 2007 and 37.1% for the first six months of 2007 compared to 37.1% for both of the comparable periods in 2006.

Liquidity and Capital Resources

Net cash provided by operating activities increased from $123.8 million for the first six months in 2006 to $191.9 million for the first six months of 2007. This increase was principally due to increased net income and a reduction in net inventory investment. Net inventory investment reflects our investment in inventory net of the amount of accounts payable to vendors. The reduction in net inventory investment is the result of improved leverage on inventory and our ongoing effort to extend payment terms with our vendors.

Net cash used in investing activities increased from $117.4 million during the first six months in 2006 to $138.7 million for the comparable period in 2007, primarily due to an increase in capital expenditures resulting from our ongoing store expansion program, including the addition of 91 new stores in the first six months of 2007 compared to the addition of 85 new stores for the same period in 2006.

Net cash provided by financing activities decreased from $17.5 million during the first six months of 2006 to $9.4 million for the same period in 2007. The decrease in cash flows from financing activities is the result of a greater amount of repayment of long term debt during the first six months of 2007 versus the comparable period in 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

We have available an unsecured, five-year syndicated revolving credit facility (“Credit Facility”) in the amount of $100 million. The credit facility may be increased by our request to a total of $200 million, subject to availability of such additional credit from either existing banks within the Credit Facility or other banks. At June 30, 2007, there were no outstanding borrowings under the revolving credit facility. Letters of credit totaling $31.6 million were outstanding under the credit facility at June 30, 2007. Accordingly, we have aggregate availability for additional borrowings of $68.4 million under the revolving credit facility. The revolving credit facility, which bears interest at LIBOR plus a spread ranging from 0.375% to 0.75% (5.875% at June 30, 2007,) expires in July 2010.

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

During the second quarter of 2007, we opened 46 new stores and closed 2 stores for a net increase of 44 stores. We plan to open 99 to 104 additional stores during the remainder of 2007. The funds required for such planned expansions are expected to be provided by operating activities and the existing and available bank credit facilities.

We believe that our existing cash, short-term investments, cash expected to be provided by operating activities, available bank credit facilities and trade credit will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future.

Contractual Obligations

At June 30, 2007, we had long-term debt with maturities of less than one year of $25,315,000 and long-term debt with maturities over one year of $75,311,000, representing a total decrease in all outstanding debt of $9,853,000 from December 31, 2006.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. For a benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the applicable taxing authority. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We adopted the provisions of FIN 48 on January 1, 2007. No adjustment was required in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, the we had a gross exposure for unrecognized potential tax benefits of $14.9 million and a related future potential tax deduction related to that gross exposure of a $4.9 million deferred tax asset (for a net $10.0 million of unrecognized tax benefits) which would affect our effective tax rate if recognized. At June 30, 2007, we had a gross exposure for unrecognized tax benefits accrued of $17.5 million and a related future tax deduction related to that gross exposure of a $5.9 million deferred tax asset (for a net $11.6 million of unrecognized tax benefits) which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in the income tax expense. As of June 30, 2007, we had approximately $2.3 million of accrued interest and penalties related to uncertain tax positions, before the benefit of the deduction for interest on state and federal returns. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2007, we do not anticipate significant increases or decreases to the total amount of unrecognized tax benefits during 2007 or for the period one year subsequent to June 30, 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates. Since no amounts were outstanding under the revolving credit facility at June 30, 2007, changes in interest rates would not have any effect. In the event of an adverse change in interest rates and assuming the Company had amounts outstanding under the credit facility, management would likely take actions that would mitigate our exposure to interest rate risk particularly if our borrowing levels increase to any significant extent; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) as of June 30, 2007. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2007, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company's internal control over financial reporting during the second quarter of 2007 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our Annual Meeting of the Shareholders was held on May 8, 2006. Of the 113,981,927 shares entitled to vote at such meeting, 106,799,525 shares were present at the meeting in person or by proxy.

(b)	The individuals listed below were elected as a Class II Director, and with respect to each such Director, the number of shares voted for and withheld were as follows:

	Number of Shares
Name of Nominee	Voted For	Withheld
Lawrence P. O’Reilly	74,534,770	32,264,756
Rosalie O’Reilly - Wooten	74,529,673	32,269,852
Joe C. Greene	66,529,617	40,269,908

The individuals listed below are Directors whose term of office continued after the meeting:

Jay D. Burchfield

Paul R. Lederer

John Murphy

Charles H. O’Reilly, Jr.

David E O’Reilly

Ronald Rashkow

(c)	In addition to the election of three Class II Directors, the following matters were voted upon:

(i)	Ernst & Young LLP was ratified as independent auditor for the fiscal year ending December 31, 2007. The number of shares voted for, against and abstained were as follows:

Number of Shares
Voted For	Voted Against	Abstained
105,821,299	894,314	83,912

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O'REILLY AUTOMOTIVE, INC.

August 9, 2007	/s/ Greg Henslee
Date	Greg Henslee, Co-President and Chief Executive Officer (Principal Executive Officer)

August 9, 2007	/s/ Thomas McFall
Date	Thomas McFall, Senior Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 31.1 – CEO Certification

CERTIFICATIONS

I, Greg Henslee, certify that:

1.	I have reviewed this report on Form 10-Q of O’Reilly Automotive, Inc.;
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

(a)               All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 9, 2007	/s/ Greg Henslee
Greg Henslee, Co-President and Chief
Executive Officer (Principal Executive Officer)

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 31.2 – CFO Certification

CERTIFICATIONS

I, Thomas McFall, certify that:

1.	I have reviewed this report on Form 10-Q of O’Reilly Automotive, Inc.;
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

(a)               All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 9, 2007	/s/ Thomas McFall
Thomas McFall, Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 32.1 – CEO Certification

O’REILLY AUTOMOTIVE, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Greg Henslee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Greg Henslee
Greg Henslee
Chief Executive Officer (Principal Executive Officer)

August 9, 2007

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas McFall, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas McFall
Thomas McFall
Chief Financial Officer (Principal Financial and Accounting Officer)

August 9, 2007

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