Form 10-Q
period 2007-09-30
O REILLY AUTOMOTIVE INC
filed 2007-11-09
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common stock, $0.01 par value – 115,067,095 shares outstanding as of September 30, 2007.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September 30, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK	15

ITEM 4 - CONTROLS AND PROCEDURES	15

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	16

ITEM 1A – RISK FACTORS	16

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

ITEM 5 – OTHER INFORMATION	16

ITEM 6 - EXHIBITS	17

SIGNATURE PAGE	18

INDEX TO EXHIBITS	19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2007	December 31, 2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$109,783	$29,903
Accounts receivable, net	90,654	81,048
Amounts receivable from vendors	46,334	47,790
Inventory	856,586	812,938
Other current assets	22,478	28,997
Total current assets	1,125,835	1,000,676

Property and equipment, at cost	1,416,573	1,214,854
Accumulated depreciation and amortization	370,630	331,759
Net property and equipment	1,045,943	883,095

Notes receivable, less current portion	26,765	30,288
Goodwill	49,857	49,065
Other assets	12,150	14,372
Total assets	$2,260,550	$1,977,496

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$401,308	$318,404
Accrued payroll	26,334	21,171
Accrued benefits and withholdings	43,620	44,032
Deferred income taxes	9,299	5,779
Other current liabilities	48,074	44,089
Current portion of long-term debt	25,317	309
Total current liabilities	553,952	433,784

Long-term debt, less current portion	75,230	110,170
Deferred income taxes	25,896	38,171
Other liabilities	52,301	31,275

Shareholders' equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares – 115,067,095 as of September 30, 2007, and 113,929,327 as of
December 31, 2006	1,151	1,139
Additional paid-in capital	436,222	400,552
Retained earnings	1,115,798	962,405
Total shareholders’ equity	1,553,171	1,364,096
Total liabilities and shareholders’ equity	$2,260,550	$1,977,496

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

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	$661,778	$597,144	$1,918,031	$1,724,890
Cost of goods sold, including warehouse and distribution expenses	368,077	333,818	1,067,864	967,208

Gross profit	293,701	263,326	850,167	757,682
Operating, selling, general and administrative expenses	210,985	188,242	608,701	539,396

Operating income	82,716	75,084	241,466	218,286
Other income (expense), net	756	272	1,527	(18)

Income before income taxes	83,472	75,356	242,993	218,268
Provision for income taxes	30,385	27,500	89,600	80,535

Net income	$53,087	$47,856	$153,393	$137,733

Net income per common share	$0.46	$0.42	$1.34	$1.22
Net income per common share-assuming dilution	$0.46	$0.42	$1.32	$1.20

Weighted-average common shares outstanding	114,946	113,464	114,508	113,084
Adjusted weighted-average common shares outstanding – assuming dilution	116,306	115,026	115,989	114,949

See “Notes to Condensed Consolidated Financial Statements”

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2007	2006

Net cash provided by operating activities	$281,908	$159,795

Investing activities:
Purchases of property and equipment	(219,630)	(174,867)
Proceeds from sale of property and equipment	1,834	609
Payments received on notes receivable	3,857	3,865
Investment in other assets	(2,536)	(2,173)

Net cash used in investing activities	(216,475)	(172,566)

Financing activities:
Proceeds from issuance of long-term debt	16,450	79,250
Tax benefit of stock options exercised	6,170	7,016
Principal payments on long-term debt	(26,382)	(80,113)
Net proceeds from issuance of common stock	18,209	16,057

Net cash provided by financing activities	14,447	22,210

Net increase in cash and cash equivalents	79,880	9,439
Cash and cash equivalents at beginning of period	29,903	31,384

Cash and cash equivalents at end of period	$109,783	$40,823

See “Notes to Condensed Consolidated Financial Statements”

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2007

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

Stock Options

The Company’s employee stock-based incentive plan provides for the granting of stock options for the purchase of common stock of the Company to directors and certain key employees of the Company. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Director options granted under the plan expire after seven years and are fully vested after six months. Employee options granted under the plan expire after ten years and typically vest 25% a year, over four years. The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. The following table summarizes the stock option transactions during the first nine months of 2007:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2006	6,640,745	$20.31
Granted	1,155,675	33.98
Exercised	(908,017)	16.26
Forfeited	(476,963)	27.11
Outstanding at September 30, 2007	6,411,440	22.89
Exercisable at September 30, 2007	4,765,998	$19.27

The Company recognized stock option compensation costs of approximately $1,562,000 and $4,225,000 for the three and nine months ended September 30, 2007, respectively and stock option compensation costs of approximately $865,000 and $1,973,000 for the three and nine months ended September 30, 2006, respectively. The Company recognized a corresponding income tax benefit of approximately $578,000 and $1,566,000 for the three and nine months ended September 30, 2007, respectively, and a corresponding income tax benefit of approximately $319,000 and $731,000 for the three and nine months ended September 30, 2006, respectively.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including expected volatility, expected life, the risk free rate and the expected dividend yield. Expected volatility is based upon the historical volatility of the Company’s stock. Expected life represents the period of time that options granted are expected to be outstanding. The Company uses historical data and experience to estimate the expected life of options granted. The risk free interest rates for periods within the contractual life of the options are based on the United States Treasury rates in effect for the expected life of the options.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

September 30, 2007

Stock-based Employee Compensation Plans – (continued)

Stock Options – (continued)

The following weighted-average assumptions were used for grants issued during the first nine months of 2007 and 2006 respectively:

	2007		2006
Risk free interest rate	4.6%		3.9%
Expected life	4.5	Years	4.7	Years
Expected volatility	34.1%		35.1%
Expected dividend yield	0%		0%

The weighted-average grant-date fair value of options granted during the first nine months of 2007 was $12.28 compared to $11.69 for the first nine months of 2006. The remaining unrecognized compensation cost related to unvested awards at September 30, 2007, was $17,638,000 and the weighted-average period of time over which this cost will be recognized is 3.0 years.

Other Employee Benefit Plans

The Company sponsors other share-based employee benefit plans including a contributory profit sharing and savings plan that covers substantially all employees, an employee stock purchase plan which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value and a performance incentive plan under which the Company’s senior management is awarded shares of restricted stock that vest equally over a three-year period. Compensation expense recognized under these plans is measured based on the market price of the Company’s common stock on the date of award and is recorded over the vesting period. During the three and nine months ended September 30, 2007, the Company recorded approximately $1,995,000 and $5,912,000 of compensation cost for benefits provided under these plans and a corresponding income tax benefit of approximately $738,000 and $2,191,000 respectively. During the three and nine months ended September 30, 2006, the Company recorded approximately $1,767,000 and $5,562,000 of compensation cost for benefits provided under these plans and recognized a corresponding income tax benefit of approximately $646,000 and $2,049,000, respectively.

4.	Synthetic Lease Facility

On September 28, 2007, the Company completed a second amended and restated master agreement to its $49 million Synthetic Operating Lease Facility with a group of financial institutions. The terms of such lease facility provide for an initial lease period of seven years, a residual value guarantee of approximately $39.7 million at September 30, 2007 and purchase options on the properties. The lease facility also contains a provision for an event of default whereby the lessor, among other things, may require the Company to purchase any or all of the properties. One additional renewal period of seven years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The second amended and restated Facility has been accounted for as an operating lease under SFAS No. 13 and related interpretations, including FASB Interpretation No. 46R.

5.	Goodwill

At September 30, 2007 and December 31, 2006, the value of the Company’s goodwill was as follows:

(In thousands)
Balance at December 31, 2006	$49,065
Acquisitions	792
Balance at September 30, 2007	$49,857

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

September 30, 2007

6.	Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share for the three and nine months ended September 30:

For the three months ended September 30,			For the nine months ended September 30,
2007		2006	2007	2006
(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$53,087	$47,856	$153,393	$137,733

Denominator:
Denominator for basic income per common share - weighted-average shares	114,946	113,464	114,508	113,084
Effect of stock options	1,360	1,562	1,480	1,865

Denominator for diluted income per common share - adjusted weighted-average shares and assumed conversion	116,306	115,026	115,989	114,949

Basic net income per common share	$0.46	$0.42	$1.34	$1.22

Net income per common share-assuming dilution	$0.46	$0.42	$1.32	$1.20

7.	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. For a benefit to be recognized, a tax position must be more-likely-than-not to be sustainable upon examination by the applicable taxing authority. Additionally, FIN No. 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007. No adjustment was required in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, the Company had a gross exposure for unrecognized tax benefits of $14.9 million and a related $4.9 million deferred tax asset for the corresponding potential future tax deduction related to the gross exposure (for a net $10.0 million of unrecognized tax benefits) which would affect the Company’s effective tax rate if recognized. At September 30, 2007, the Company had a gross exposure for unrecognized tax benefits accrued of $18.7 million and a related $6.4 million deferred tax asset for the corresponding potential future tax deduction related to the gross exposure (for a net $12.3 million of unrecognized tax benefits) which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, the Company had approximately $2.4 million of accrued interest and penalties related to uncertain tax positions, before the benefit of the deduction for interest on state and federal returns. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2007, the Company does not anticipate significant increases or decreases to the total amount of unrecognized tax benefits during 2007 or for the one year period subsequent to September 30, 2007.

The Company’s U.S. federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). The IRS concluded an examination of the Company’s consolidated 2002, 2003 and 2004 federal income tax returns in the first quarter of 2007. The statute of limitations for the Company’s federal income tax returns for tax years 2003 and prior have expired. The statute of limitations for the Company’s U.S. federal income tax return for 2004 will expire on September 15, 2008, unless otherwise extended. The Company’s state income tax returns remain subject to examination by various state authorities for tax years ranging from 2001 through 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, "we," "us," "our" and similar terms, as well as references to the "Company" or "O'Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.

Overview

O’Reilly Automotive, Inc. is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself customers and professional installers. At September 30, 2007, we operated 1,744 stores in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Minnesota, Mississippi, Missouri, Montana, Nebraska, North Carolina, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Virginia, Wisconsin and Wyoming. Our stores carry an extensive line of products consisting of new and remanufactured automotive hard parts and accessories and a complete line of auto body paint and related materials, automotive tools and professional service equipment. We do not sell tires or perform automotive repairs or installations.

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

•

Vendor concessions – We receive concessions from our vendors through a variety of programs and arrangements, including co-operative advertising, allowances for warranties, merchandise allowances and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes, are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor concessions are recognized as a reduction to the cost of inventory. Amounts receivable from vendors also include amounts due to us relating to vendor purchases and product returns. Management regularly reviews amounts receivable from vendors and assesses the need for a reserve for uncollectible amounts based on our evaluation of our vendors’ financial position and corresponding ability to meet their financial obligations. Based on our historical results and current assessment, we have not recorded a reserve for uncollectible amounts in our consolidated financial statements, and we do not believe there is a reasonable likelihood that our ability to collect these amounts will differ from our expectations. The eventual ability of our vendors to pay us the obliged amounts could differ from our assumptions and estimates, and we may be exposed to losses or gains that could be material.

•

Self-Insurance Reserves – We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities related to workers’ compensation, general liability, vehicle liability, property loss, and employee health care benefits. With the exception of employee health care benefit liabilities, which are limited by the design of these plans, we obtain third-party insurance coverage to limit our exposure for any individual claim. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation and growth patterns and exposure forecasts. The assumptions made by management as they relate to each of these factors represents our judgment as to the most probable cumulative impact of each factor on our future obligations. Our calculation of our self-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	Self-Insurance Reserves (continued)

insurance liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date and the application of alternative assumptions would result in a different estimate of these liabilities. Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains. As we obtain additional information that affects the assumptions and estimates we used to recognize liabilities for claims incurred in prior accounting periods, we adjust our self-insurance liabilities to reflect the revised estimates based on this additional information. If self-insurance reserves were changed 10% from our estimated reserves at December 31, 2006, the financial impact would have been approximately $4.5 million or 1.6% of pretax income.

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

•

Taxes – We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We regularly review our potential tax liabilities for tax years subject to audit. The amount of such liabilities is based on various factors, such as differing interpretations of tax regulations by the responsible tax authority, experience with previous tax audits and applicable tax law rulings. Changes in our tax liability may occur in the future as our assessments change based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations. In management’s opinion, adequate provisions for income taxes have been made for all years presented. The estimates of our potential tax liabilities contain uncertainties because management must use judgment to estimate the exposures associated with our various tax positions and actual results could differ from our estimates. Alternatively, we could have applied assumptions regarding the eventual outcome of the resolution of open tax positions that would differ from our current estimates but that would still be reasonable given the nature of a particular position. Our judgment regarding the most likely outcome of uncertain tax positions has historically resulted in an estimate of our tax liability that is greater than actual results. While our estimates are subject to the uncertainty noted in the preceding discussion, our initial estimates of our potential tax liabilities have historically not been materially different from actual results except in instances where we have reversed liabilities that were recorded for periods that were subsequently closed with the applicable taxing authority.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	Inventory Obsolescence and Shrink (continued)

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

We also record a reserve to reduce the carrying value of our perpetual inventory to account for quantities in our perpetual records above the actual existing quantities caused by unrecorded shrink. We estimate this reserve based on the results of our extensive and frequent cycle counting programs and periodic full physical inventories at our stores and distribution centers. To the extent that our estimates do not accurately reflect the actual inventory shrinkage, we could potentially experience a material impact to our reported inventory balances. We have historically been able to provide a timely and accurate measurement of shrink and have not experienced material adjustments to our estimates. If unrecorded shrink at December 31, 2006 were double the estimate that we recorded based on our historical experience, the financial impact would have been less than $2 million or less than 0.7% of pretax income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Sales increased $65 million, or 10.8% from $597 million in the third quarter of 2006, to $662 million in the third quarter of 2007. Sales for the first nine months of 2007 were $1.92 billion, an increase of $193 million or 11.2% over sales for the first nine months of 2006. A 4.3% increase in comparable store sales for both the first three and nine months of 2007 provided $24.6 million and $71.5 million of the three and nine month sales increase, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to team members. We believe that the comparable store sales increase is primarily attributable to our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores, and compensation programs for all store team members that provide incentives for performance. The addition of 134 net new stores opened in the first nine months of 2007 added $23.6 million and $41.9 million to the three and nine month sales increase, respectively. Finally, a full three and nine months of sales for stores opened throughout 2006, excluding sales which are included in our comparable store sales totals, contributed an additional $16.8 million and $79.2 million to the three and nine month sales increase, respectively. At September 30, 2007, we operated 1,744 stores compared to 1,596 stores at September 30, 2006. We anticipate that continued store unit and sales growth consistent with our historical rates will continue in the future.

Gross profit increased $30 million, or 11.5% from $263 million (or 44.1% of sales) in the third quarter of 2006 to $294 million (or 44.4% of sales) in the third quarter of 2007. Gross profit for the first nine months increased 12.2% to $850 million (or 44.3% of sales) in 2007, from $758 million (or 43.9% of sales) in 2006. The increase in gross profit dollars was primarily a result of the increase in sales resulting from the increase in the number of stores open during the third quarter and first nine months of 2007 compared to the same period in 2006 and increased sales levels at existing stores. The increase in gross profit as a percentage of sales is the result of improved product mix, lower product acquisition cost and distribution system improvements. We improved our product mix by continuing to implement strategies to differentiate our merchandise selections at each store based on customer demand and vehicle demographics in the store’s market and through ongoing Team Member training initiatives focused on selling products with greater gross margin contribution. Product acquisition cost improved due to increased imports from lower cost providers in foreign countries as well as improved negotiating leverage with our vendors as a result of our growth. Improvements in our distribution system were the result of capital projects designed to create operating expense efficiencies. We anticipate these trends to continue at a moderate rate throughout the remainder of 2007.

Operating, selling, general and administrative expenses (“OSG&A expenses”) increased $23 million, or 12.1% from $188 million (or 31.5% of sales) in the third quarter of 2006 to $211 million (or 31.9% of sales) in the third quarter of 2007. OSG&A expenses increased $69 million, or 12.8% from $539 million (or 31.3% of sales) in the first nine months of 2006 to $609 million (or 31.7% of sales) in the first nine months of 2007. The dollar increase in OSG&A expenses resulted primarily from additional team members and resources to support our increased store count. The increase in OSG&A expenses as a percentage of sales in the third quarter and for the first nine months of 2007 was primarily due to increased store pre-opening salaries, higher advertising costs and increased stock compensation expense.

Our estimated provision for income taxes increased $2.9 million to $30.4 million for the third quarter 2007 compared to $27.5 million for the same period in 2006. Our provision for income taxes increased $9.1 million to $89.6 million for the first nine months of 2007 compared to $80.5 million for the first nine months of 2006. These increases are the result of our increased taxable income. Our effective tax rate was 36.4% of income before income taxes for the third quarter of 2007 versus 36.5% for the same period in 2006. Our effective tax rate for the first nine months of both 2007 and 2006 was 36.9%.

Liquidity and Capital Resources

Net cash provided by operating activities increased from $159.8 million for the first nine months in 2006 to $281.9 million for the first nine months of 2007. This increase was principally due to increased net income and a reduction in net inventory investment. Net inventory investment reflects our investment in inventory net of the amount of accounts payable to vendors. The reduction in net inventory investment is the result of reductions in our per store inventory levels and our ongoing effort to extend payment terms with our vendors.

Net cash used in investing activities increased from $172.6 million during the first nine months in 2006 to $216.5 million for the comparable period in 2007, due to increases in capital expenditures resulting from our ongoing store expansion program, store relocations and enhancements to existing store technology. Our store expansion program resulted in the addition of 134 new stores in the first nine months of 2007 compared to the addition of 126 new stores for the same period in 2006. During the first nine months of 2007, we relocated 30 stores compared to the relocation of 13 stores during the same period in 2006. Enhancements to existing store technology include the roll out of our new point of sale system as well as hardware upgrades.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Net cash provided by financing activities decreased from $22.2 million during the first nine months of 2006 to $14.4 million for the same period in 2007. The decrease in cash flows from financing activities is the result of a greater amount of repayment of long-term debt during the first nine months of 2007 versus the comparable period in 2006.

We have available an unsecured, five-year syndicated revolving credit facility in the amount of $100 million. The credit facility may be increased at our request to a total of $200 million, subject to availability of such additional credit from either existing banks within the credit facility or other banks. At September 30, 2007, there were no outstanding borrowings under the revolving credit facility. Letters of credit totaling $31.6 million were outstanding under the credit facility at September 30, 2007. Accordingly, we have aggregate availability for additional borrowings of $68.4 million under the revolving credit facility. The revolving credit facility, which bears interest at LIBOR plus a spread ranging from 0.375% to 0.75% (5.688% at September 30, 2007), expires in July 2010.

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

During the third quarter of 2007, we opened 43 new stores. We plan to open approximately 56 additional stores during the remainder of 2007. The funds required for such planned expansions are expected to be provided by existing cash balances, cash generated from operating activities and the existing and available bank credit facilities.

We believe that our existing cash, short-term investments, cash expected to be provided by operating activities, available bank credit facilities and trade credit will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future.

Contractual Obligations

At September 30, 2007, we had long-term debt with maturities of less than one year of $25,317,000 and long-term debt with maturities over one year of $75,230,000, representing a total decrease in all outstanding debt of $9,932,000 from December 31, 2006.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. For a benefit to be recognized, a tax position must be more-likely-than-not to be sustainable upon examination by the applicable taxing authority. Additionally, FIN No. 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We adopted the provisions of FIN 48 on January 1, 2007. No adjustment was required in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, we had a gross exposure for unrecognized tax benefits of $14.9 million and a related $4.9 million deferred tax asset for the corresponding potential future tax deduction related to the gross exposure (for a net $10.0 million of unrecognized tax benefits) which would affect our effective tax rate if recognized. At September 30, 2007, we had a gross exposure for unrecognized tax benefits accrued of $18.7 million and a related $6.4 million deferred tax asset for the corresponding potential future tax deduction related to the gross exposure (for a net $12.3 million of unrecognized tax benefits) which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we had approximately $2.4 million of accrued interest and penalties related to uncertain tax positions, before the benefit of the deduction for interest on state and federal returns. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2007, we do not anticipate significant increases or decreases to the total amount of unrecognized tax benefits during 2007 or for the one year period subsequent to September 30, 2007.

Our U.S. federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). The IRS concluded an examination of our consolidated 2002, 2003 and 2004 federal income tax returns in the first quarter of 2007. The statute of limitations for our federal income tax returns for tax years 2003 and prior have expired. The statute of limitations for our U.S. federal income tax return for 2004 will expire on September 15, 2008, unless otherwise extended. Our income tax returns remain subject to examination by various state authorities for tax years ranging from 2001 through 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Inflation and Seasonality

We attempt to mitigate the effects of merchandise cost increases principally by adjustments to our retail prices. We will also take advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. As a result, we do not believe that our operations have been materially affected by inflation. Our business is somewhat seasonal, primarily as a result of the impact of weather conditions on customer buying patterns. Store sales and profits have historically been higher in the second and third quarters (April through September) of each year than in the first and fourth quarters.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates. Since no amounts were outstanding under the revolving credit facility at September 30, 2007, changes in interest rates would not have any effect. In the event of an adverse change in interest rates and assuming the Company had amounts outstanding under the credit facility, management would likely take actions that would mitigate our exposure to interest rate risk particularly if our borrowing levels increase to any significant extent; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) as of September 30, 2007. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2007, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company's internal control over financial reporting during the third quarter of 2007 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

O'REILLY AUTOMOTIVE, INC.

November 9, 2007	/s/ Greg Henslee
Date	Greg Henslee, Co-President and Chief Executive Officer (Principal Executive Officer)

November 9, 2007	/s/ Thomas McFall
Date	Thomas McFall, Senior Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

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

Date: November 9, 2007	/s/ Greg Henslee
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

Date: November 9, 2007	/s/ Thomas McFall
Thomas McFall, Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 32.1 – CEO Certification

O’REILLY AUTOMOTIVE, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Greg Henslee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Greg Henslee
Greg Henslee
Chief Executive Officer (Principal Executive Officer)

November 9, 2007

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas McFall, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas McFall
Thomas McFall
Chief Financial Officer (Principal Financial and Accounting Officer)

November 9, 2007

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