Form 10-K
period 2007-12-31
O REILLY AUTOMOTIVE INC
filed 2008-03-03
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

O'REILLY AUTOMOTIVE, INC.
(Exact name of registrant as specified in its charter)

Missouri	0-21318	44-0618012
(State or other jurisdiction of incorporation or organization)	Commission file number	(IRS Employer Identification No.)

233 South Patterson
Springfield, Missouri 65802
(Address of principal executive offices, zip code)

(417) 862-6708
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). Yes ☐ No ☒

At February 28, 2008, an aggregate of 115,390,026 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $3,243,613,631 based on the last sale price of the common stock reported by The Nasdaq Global Select Market.

At June 30, 2007, an aggregate of 114,836,096 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $4,197,259,309 based on the last sale price of the common stock reported by The Nasdaq Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE

As indicated below, portions of the registrant’s documents specified below are incorporated here by reference:

Document	Form 10-K Part

Portions of the Annual Shareholders’ Report for the Year Ended December 31, 2007	Parts II and IV

Proxy Statement for 2008 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A within 120 days of the end of registrant’s most recently completed fiscal year)	Part III

Forward Looking Information

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the Risk Factors section of this annual report on Form 10-K for the year ended December 31, 2007, for additional factors that could materially affect our financial performance.

PART I

Item 1. Business

General

O'Reilly Automotive, Inc. is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (DIY) customers and professional installers. At December 31, 2007, we operated 1,830 stores in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Minnesota, Mississippi, Missouri, Montana, Nebraska, North Carolina, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Virginia, Wisconsin and Wyoming. Our stores carry an extensive product line consisting of:

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

We were founded in 1957 by Charles F. O'Reilly and his son, Charles H. ''Chub'' O'Reilly, Sr. and initially operated from a single store in Springfield, Missouri. The O'Reilly family has been highly involved in the management of the Company since our inception.

Our goal is to continue to achieve growth in sales and profitability by capitalizing on our competitive advantages and executing our growth strategy.

Our Internet address is www.oreillyauto.com. Interested readers can access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission website at www.sec.gov and searching with our ticker symbol “ORLY”. Such reports are generally available on the day they are filed. Upon request, the Company will furnish interested readers a paper copy of such reports free of charge.

See "Risk Factors" beginning on page 11 for a description of certain risks relevant to our business. These risk factors include, among others, risks related to competition in the automotive aftermarket business, our growth strategy, our acquisition strategy, our sensitivity to regional economic and weather conditions, our dependence upon key and other personnel, the volatility of the market price of our common stock and the effect of sales of shares of our common stock eligible for future sale.

Competitive Advantages

Proven Ability to Execute Dual Market Strategy. We have an established track record of effectively serving at a high level both DIY customers and professional installers. We believe our ability to execute a dual market strategy is a competitive advantage, which enables us to:

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

We have been committed to a dual market strategy for over 20 years. In 2007, we derived approximately 52% of our sales from our DIY customers and approximately 48% from our professional installer customers. As a result of our historical success of executing our dual market strategy and our 250 full-time sales representatives dedicated solely to calling upon and selling to the professional installer, we believe we will continue to increase our sales to professional installers and will continue to have a competitive advantage over our retail competitors who derive a high concentration of their sales from the DIY market.

Superior Customer Service. We seek to attract new DIY and professional installer customers and to retain existing customers by offering superior customer service, the key elements of which include:

• superior in-store service through highly-motivated, technically proficient store personnel (Professional Parts People) using an advanced point-of-sale system;
• an extensive selection and availability of products;
• attractive stores in convenient locations; and
• competitive pricing, supported by a good, better, best product assortment designed to meet all of our customers quality and value preferences.

Technically Proficient Professional Parts People. Our highly proficient Professional Parts People provide us with a significant competitive advantage, particularly over less specialized retail operators. We require our Professional Parts People to undergo extensive and ongoing training and to be technically knowledgeable, particularly with respect to hard parts, in order to better serve the technically oriented professional installers with whom they interact on a daily basis. Such technical proficiency also enhances the customer service we provide to our DIY customers, who value the expert assistance provided by our Professional Parts People.

Strategic Distribution Systems. We believe that the geographic concentration of our store network in 26 contiguous states and the strategic locations of our 14 distribution centers enable us to optimize product availability and inventory levels throughout our store network. In addition, our inventory management and distribution systems electronically link each of our stores to a distribution center, providing for efficient inventory control and management. Our distribution system provides each of our stores with same day or overnight access to over 100,000 SKUs, many of which are hard to find items not typically stocked by other auto parts retailers. We believe this timely access to a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

Experienced Management Team. Our management team has demonstrated the consistent ability to successfully execute our business plan, including the identification and integration of strategic acquisitions. We have experienced fifteen consecutive years of record revenues, positive comparable store sales results and earnings growth since becoming a public company in April 1993. We have a strong senior management team comprised of 88 professionals who average over 16 years of experience with O'Reilly. In addition, our 127 corporate managers average over 13 years of experience with Team O’Reilly and our 177 district managers average over 10 years of experience.

Growth Strategy

Aggressively Open New Stores. We intend to continue to aggressively open new stores to achieve greater penetration in existing markets and to expand into new, contiguous markets. We plan to open approximately 205 stores in 2008. A majority of the sites for our proposed 2008 store openings have been identified. In selecting sites for new stores, we strategically locate store sites in clusters within geographic areas to achieve management, advertising and distribution economies of scale.

We target both small and large markets for expansion of our store network. While we have faced, and expect to continue to face, aggressive competition in the more densely populated markets, we believe that we have competed effectively, and that we are well positioned to continue to compete effectively, in such markets and achieve our goal of continued sales and profit growth within these markets. We also believe that because of our dual market strategy, we are better able to operate stores in less densely populated areas within our regional markets, which would not otherwise support a national or regional chain store selling primarily to the retail automotive aftermarket. Consequently, we also expect to continue to open new stores in less densely populated market areas.

To date, we have not experienced significant difficulties in locating suitable store sites for construction of new stores or identifying suitable acquisition candidates for conversion to O'Reilly stores. We typically open new stores either by (i) constructing a new store at a site we purchase or lease and stocking the new store with fixtures and inventory, or (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store. Store sites are strategically located in clusters within geographic areas that complement our distribution system in order to achieve economies of scale in management, advertising and distribution costs. Other key factors we consider in the site selection process include population density and growth patterns, age and per capita income, vehicle traffic counts, the number and type of existing automotive repair facilities, other competing auto parts stores, and other competitors within a pre-determined radius, and the operational strength of such competitors. When entering new, more densely populated markets, we generally seek to initially open several stores within a short span of time in order to maximize the effect of initial promotional programs and achieve economies of scale.

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

Products and Purchasing

Our stores offer DIY and professional installer customers a wide selection of brand name and private label products for domestic and imported automobiles, vans and trucks. We do not sell tires or perform automotive repairs or installations. Our merchandise generally consists of nationally recognized, well-advertised, name brand products such as AC Delco, Moog, Murray, Wagner, Gates Rubber, Federal Mogul, Monroe, Prestone, Quaker State, Pennzoil, Castrol, Valvoline, STP, BWD, Cardone, Wix, Armor All and Turtle Wax. In addition to name brand products, our stores carry a wide variety of high-quality private label products under our O'Reilly Auto Parts®, BestTest®, MicroGard®, PowerTorque®, Miles Ahead®, SuperStart®, BrakeBest®, Ultima®, Master Pro® and Omnispark® proprietary name brands. Because most of our private label products are produced by nationally recognized manufacturers and meet or exceed original equipment manufacturer specifications, we believe that the private label products are generally of equal or, in some cases, better quality than comparable name brand products, a characteristic which is important to our DIY customers. We further believe that our private label products are packaged attractively to promote customer interest and are generally priced below comparable name brand products carried in our stores.

We purchase automotive products in substantial quantities from over 400 vendors, the five largest of which accounted for approximately 30% of our total purchases in 2007. Our largest vendor in 2007 accounted for approximately 11% of our total purchases and the next four largest vendors each accounted for 4-6% of such purchases. We have no long-term contractual purchase commitments with any of our vendors, nor have we experienced difficulty in obtaining satisfactory alternative sources of supply for automotive parts. We believe that alternative supply sources exist at substantially similar costs, for substantially all of the automotive products that we sell. It is our policy to take advantage of payment and seasonal purchasing discounts offered by our vendors and to utilize extended dating terms available from vendors. During 2007, we entered into various programs and arrangements with certain vendors that provided for extended dating and payment terms for inventory purchases. As a whole, we consider our relationships with our vendors to be very good.

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

Store Network

Store Locations. As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national or regional chain selling primarily to the retail automotive aftermarket. The following table sets forth the geographic distribution of our stores:

	December 31, 2006		2007 Net New Stores		December 31, 2007
State	Store Count	% of Total Store Count	Store Count	% of Total Stores Added	Store Count	% of Total Store Count
Texas	434	26.5%	33	17.4%	467	25.5%
Missouri	154	9.4%	15	7.9%	169	9.2%
Tennessee	112	6.8%	5	2.6%	117	6.4%
Georgia	94	5.7%	21	11.1%	115	6.3%
Oklahoma	101	6.2%	2	1.1%	103	5.6%
Alabama	95	5.8%	5	2.6%	100	5.5%
Arkansas	87	5.3%	3	1.6%	90	4.9%
Louisiana	65	4.0%	8	4.2%	73	4.0%
Iowa	65	4.0%	-	-	65	3.6%
Kansas	61	3.7%	2	1.1%	63	3.4%
Mississippi	59	3.6%	4	2.1%	63	3.4%
Illinois	57	3.5%	4	2.1%	61	3.3%
Minnesota	43	2.4%	15	7.9%	58	3.2%
Indiana	35	2.1%	20	10.5%	55	3.0%
Kentucky	42	2.6%	8	4.2%	50	2.7%
North Carolina	30	1.8%	8	4.2%	38	2.1%
South Carolina	24	1.5%	8	4.2%	32	1.7%
Nebraska	26	1.6%	1	0.5%	27	1.5%
Montana	18	1.1%	2	1.1%	20	1.1%
Florida	14	0.9%	6	3.1%	20	1.1%
Ohio	-	-	14	7.4%	14	0.8%
Wisconsin	11	0.7%	-	-	11	0.6%
North Dakota	3	0.2%	4	2.1%	7	0.4%
Wyoming	4	0.2%	1	0.5%	5	0.3%
Virginia	3	0.2%	1	0.5%	4	0.2%
South Dakota	3	0.2%	-	-	3	0.2%
Total	1,640		190		1,830

Our stores on average carry approximately 21,000 SKUs and average approximately 6,800 total square feet in size. At December 31, 2007, we had a total of approximately 12.4 million square feet in our 1,830 stores. Our stores are served primarily by the nearest distribution center, but they also have access to the broader selection of inventory available at one of our 102 Master Inventory Stores, which on average carry approximately 34,000 SKUs and average approximately 9,100 square feet in size. In addition to serving DIY and professional installer customers in their markets, Master Inventory Stores also provide our other stores within the contiguous area access to a greater selection of SKUs on a same-day basis.

We believe that our stores are ''destination stores'' generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Consequently, most of our stores are freestanding buildings situated on or near major traffic thoroughfares, and offer ample parking and easy customer access.

Store Layout. We utilize a computer-assisted ''plan-o-grammed'' store layout system to provide a uniform and consistent merchandise presentation; however, each store’s inventory assortment is customized to meet the specific needs of a particular market area. Merchandise is arranged to provide easy customer access, maximum selling space and to prominently display high-turnover products and accessories to customers. To ensure the best customer experience possible, we have selectively implemented bilingual in-store signage based on the demographics in each store’s geographic area. Aisle displays are used to feature high-demand or seasonal merchandise, new items and advertised specials.

Store Automation. To enhance store level operations and customer service, we use IBM I-Series and X-Series computer systems in all of our stores. These systems are linked with the IBM AS/400 computers located in each of our distribution centers. Our point-of-sale terminals provide immediate access to our electronic catalog to graphically display parts and pricing information by make, model and year of vehicle and use bar code scanning technology to price our merchandise. This system speeds transaction times, reduces the customer’s checkout time and provides enhanced customer service. Moreover, our store automation systems capture detailed sales information which assists in store management, strategic planning, inventory control and distribution efficiency.

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

When entering new, more densely populated markets, we generally seek to initially open several stores within a short span of time in order to maximize the effect of initial promotional programs and achieve economies of scale. After opening this initial cluster of new stores, we seek to begin penetrating the less densely populated surrounding areas. This strategy enables us to achieve additional distribution and advertising efficiencies in each market.

Distribution System

We currently operate 14 distribution centers comprised of approximately 4.7 million square feet (see the “Properties” table in Item 2 of this Form 10-K for a detailed listing of distribution center square footages). Our distribution centers are equipped with highly automated conveyor systems, which expedite the movement of our products to loading areas for shipment to each of our stores on a nightly basis. The distribution centers utilize technology to electronically receive orders from computers located in each of our stores. In addition to the bar code system employed in our stores, each of our stores is connected through secured data transmission technology to our distribution centers and corporate headquarters.

We believe that our distribution system provides industry leading parts availability and store in-stock positions while lowering our inventory carrying costs and controlling inventory. Moreover, we believe that our significant capital investments in expanding the network of distribution centers allows us to efficiently service new stores that are planned to open in contiguous market areas as well as servicing our existing store network. Our distribution center expansion strategy complements our new store opening strategy by supporting newly established clusters of stores located in the regions surrounding each distribution center. As part of our continuing efforts to enhance our distribution network, in 2008 we plan to:

•

open a 15th distribution center in Lubbock, Texas that will provide greater capacity for growth in new markets. The Lubbock distribution center will also begin to service existing West Texas stores currently serviced by distribution centers in Houston and Dallas thus providing additional capacity for growth in those markets;

•	continue to implement a hands-free/eyes-free voice picking system in additional distribution centers;
•	develop further automated paperless picking processes;
•	improve proof of delivery systems to further increase the accuracy of product movement to our stores;
•	continue to define and implement best practice procedures in all distribution centers; and
•	make proven, ROI based capital enhancements to material handling equipment in distribution centers including conveyor systems, picking modules and lift equipment.

Marketing

Marketing to the DIY Customer. We aggressively promote sales to DIY customers through an integrated marketing program, which includes direct mail, newspaper, television and radio advertising in selected markets, sports sponsorships and in event signage. We believe that our advertising and promotional activities have resulted in significant brand awareness in each of our geographic markets. Newspaper and radio advertisements are generally directed toward seasonal product and price promotions, frequently in connection with specific sale events or promotions.

To promote sales to race enthusiasts, who we believe on an individual basis spend more on automotive products than the general public, we sponsored multiple nationally televised races and over 1,500 grassroots to major motor sports races and car shows in 26 states, including 3 NASCAR Craftsmen Truck Series Races, 2 NASCAR Busch Series Races, 6 National Hotrod Racing Association races, as well as the 21st Annual Chili Bowl Midget Nationals. In addition to sponsorships, O’Reilly Auto Parts is the “Official Auto Parts Store” of Texas Motor Speedway, Kansas Speedway, Bristol Motor Speedway, Houston Raceway Park, Texas Motorplex, Memphis Motorsports Park, Heartland Park, Gateway International, Atlanta Dragway, O’Reilly Raceway Park at Indianapolis, Darlington Raceway and Talladega Superspeedway.

Since 2003, we have aggressively sought to market the O’Reilly brand in the National Collegiate Athletic Association. Our first initiative was to partner with Texas Tech University and their former head basketball coach, Bobby Knight. Our success with Coach

Knight let to placement of the O’Reilly logo on courts, goal stanchions, seatbacks and scoring table signs at over 70 colleges and universities across the country. O’Reilly is the title sponsor of numerous college basketball tournaments and events including the CBE Classic, All-College Classic and ESPN’s Bracketbusters.

In 2007, we increased programs targeted toward Hispanic customers, expanded brand awareness campaigns into college and professional football and initiated integrated consumer promotions with the goal of increasing retail traffic in our stores. We have found that the more progressive marketing concepts utilized in the DIY portion of our business have also resulted in increased awareness for professional installer customers.

Marketing to the Professional Installer. We have 250 full-time O'Reilly sales representatives strategically located across our primary market areas. Each sales representative is dedicated solely to calling upon, supporting and selling to the professional installer. Targeted marketing materials such as flyers, quick reference guides and catalogs are produced and distributed on a regular basis to professional installers and fleet customers. Our industry leading First Call program includes a dedicated sales force, promotions directed solely to the professional installer, electronic shop management systems and electronic access to our stores. Moreover, each district manager and store manager throughout our store network calls upon existing and potential new professional installer customers on a regular basis. Our First Call marketing strategy, with respect to professional installers, emphasizes our ability to offer:

• dedicated Installer Service Specialists in all of our stores;
• prompt delivery using small trucks or vans operated at all of our stores;
• a separate counter in every store dedicated exclusively to serving professional installers;
• trade credit for qualified professional installers;
• broad selection of professional grade merchandise at competitive prices;
• First Call Online, a dedicated internet based catalog system designed for our professional installers that connects directly to our inventory system;
• training and seminars covering topics of interest to professional installers, such as technical updates, safety and general business management;
• access to inventory of the equipment and repair parts for the equipment needed by professional installers to operate their shop; and
• the Certified Auto Repair Center Program, a program that provides professional installers with the business tools that they need to profitably grow and market their shops.

Marketing to the Independently Owned Parts Store. Along with the operation of the distribution centers and the distribution of automotive products to our stores, Ozark Automotive Distributors, Inc., our wholly owned subsidiary (“Ozark”), also sells automotive products to independently owned parts stores (jobber stores) throughout our trade areas. These jobber stores are generally located in areas not directly serviced by an O'Reilly store. Ozark operates its own separate marketing program to jobber stores.

Approximately 191 jobber stores currently purchase automotive products from Ozark and participate in the Parts City Auto Parts® program, our proprietary jobber service program. As a participant in these programs, a jobber store which meets certain financial and operational standards is permitted to indicate its Parts City Auto Parts® membership through the display of the respective logo, which is owned by Ozark. We provide advertising, promotional assistance, marketing and sales support to Parts City Auto Parts® stores purchasing automotive products from Ozark. In return for a commitment to purchase automotive products from Ozark, we offer assistance to Parts City Auto Parts® jobber stores by making available computer software for business management and inventory control.

Management Structure

Each of our stores is staffed with a store manager and one or more assistant managers, in addition to the parts specialists and support staff required to meet the specific needs of each store. Each of our 177 district managers has general supervisory responsibility for an average of 10 stores.

Each district manager receives comprehensive training on a monthly basis, focusing on management techniques, new product announcements, advanced automotive systems and our policies and procedures. In turn, the information presented at such meetings is covered by the district managers at bi-monthly meetings with their store managers. All assistant managers and managers in training are required to successfully complete a six-month manager-training program, which includes classroom and field training, as a prerequisite to becoming a store manager. This program covers all facets of store operations, as well as principles of successful management. In addition, all new or prospective managers attend a manager development program, at the corporate headquarters in Springfield, MO, which includes 40 hours of classroom training. Upon returning to the stores, managers are given continuous field training throughout their management tenure.

We provide financial incentives to our district managers and all store team members through an incentive compensation program. Under our incentive compensation program, base salary is augmented by incentive compensation based upon the achievement of sales and profitability goals. In addition, each our district and store managers participate in the Company’s stock option program. We believe that our incentive compensation program significantly increases the motivation and overall performance of our Professional Parts People and our ability to attract and retain qualified management and other personnel.

Most of our current senior management, district managers and store managers were promoted to their positions from within the Company. Our senior management team averages 16 years of experience with the Company, corporate managers average over 13 years of service and district managers have an average length of service with the Company of over 10 years.

Professional Parts People

We believe our highly trained team of Professional Parts People is essential in providing superior customer service to both DIY and professional installer customers. Each of our Professional Parts People is required to be technically proficient in the workings and application of automotive products due to the significant portion of our business represented by the professional installer. In addition, we have found that the typical DIY customer often seeks assistance from a Professional Parts Person, particularly in connection with the purchase of hard parts. We believe that the ability of our Professional Parts People to provide such assistance to the DIY customer creates a favorable impression during a customer's visit to our store and is a significant factor in generating repeat DIY business.

We screen prospective team members to identify highly motivated individuals either with experience in automotive parts or repairs, or an aptitude for automotive knowledge. Each person who becomes a team member first participates in an intensive two-day orientation program designed to introduce the team member to our culture and his or her job duties before being assigned specific job responsibilities. The successful completion of extensive training is required before a team member is deemed qualified as a parts specialist and thus able to work the parts counter at our stores. All new parts specialists are required to successfully complete a six-month basic automotive systems training course and are then enrolled in a six-month advanced automotive systems course for certification by the National Institute for Automotive Service Excellence (“ASE”), which administers national exams for various automotive specialties and requires ASE certified specialists to take recertification exams every five years.

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

Customer Service

We seek to provide our customers with an efficient and pleasant in-store experience by maintaining attractive stores in convenient locations with a wide selection of automotive products. We believe that the satisfaction of DIY and professional installer customers is substantially dependent upon our ability to provide, in a timely fashion, the specific automotive products requested. Accordingly, each O'Reilly store carries a broad selection of automotive products designed to cover a wide range of vehicle specifications. We continuously refine the inventory levels and assortments carried in our stores, based in large part on the sales movement tracked by our inventory control system, market vehicle registration data and management's assessment of the changes and trends in the marketplace.

Pricing

We believe that a competitive pricing policy is essential to compete successfully. Product pricing is generally established to compete with the pricing policies of competitors in the market area served by each store. Most automotive products that we sell are priced based on a combination of competitive shops and internal gross margin targets and are generally sold at discounts to the manufacturer suggested prices with additional savings offered through volume discounts and special promotional pricing. Consistent with our low price guarantee, each of our stores will match any verifiable price on any in-stock product of the same or comparable quality offered by our competitors.

Competition

We compete in both the DIY and professional installer portions of the automotive aftermarket. We compete primarily with:

•	national and regional retail automotive parts chains (such as AutoZone, Inc., Advance Auto Parts, CSK Auto Corp. and the Pep Boys- Manny, Moe and Jack, Inc.)
•	independently owned parts stores;
•	wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations such as NAPA and Car Quest);
•	automobile dealers; and
•	mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.).

We compete on the basis of customer service, which includes merchandise selection and availability, price, helpfulness of store personnel, store layout and convenient and accessible store locations.

Team Members

As of December 31, 2007, we employed 18,546 full-time team members and 5,030 part-time team members, of whom 18,914 were employed at our stores, 3,372 were employed at our distribution centers and 1,290 were employed at our corporate and regional offices. None of our team members are subject to a collective bargaining agreement. Our 50 years of tradition is to treat all of our team members with honesty and respect and to instill in them our “Live Green” Culture. This focus on professionalism and fairness has created an industry leading team and we consider our relations with our team members to be excellent.

Service Marks and Trademarks

We have registered the service marks O'Reilly Automotive®, Parts Payoff®, Parts City Auto Parts®, O'Reilly Auto Parts®, BestTest®, MicroGard®, PowerTorque® and Miles Ahead® and the trademarks First Call®, SuperStart®, BrakeBest®, Ultima®, Master Pro® and Omnispark®. We believe that our business is not otherwise dependent upon any patent, trademark, service mark or copyright.

Regulations

Although subject to various laws and governmental regulations relating to our business, including those related to the environment, compliance with any such laws and regulations has not had a material adverse effect on our operations to date. We cannot give any assurance, however, that we will not incur significant expenses in the future in order to comply with any such law or regulation.

Item 1A.	Risk Factors

Our future performance is subject to a variety of risks and uncertainties. Although the risks described below are the risks that we believe are material, there also may be risks of which we are currently unaware, or that we currently regard as immaterial based on the information available to us that later may prove to be material. You should be aware that the occurrence of the events described in these risk factors, elsewhere in this Form 10-K and in our other filings with the Securities and Exchange Commission could have a material adverse effect on our business, operating results and financial condition. Actual results, therefore, may materially differ from anticipated results described in these forward-looking statements.

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

We believe that our ability to open additional stores at a high growth rate will be a significant factor in achieving our growth objectives for the future. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2008 and beyond will be achieved. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. For a discussion of our growth strategies, see the ''Growth and Expansion Strategies'' section of Item 1 of this Form 10-K.

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
• we may fail to retain key personnel from acquired businesses;
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

All of our stores are located in the Central, Midwest and Southern United States. In particular, approximately 26% of our stores are located in Texas. Therefore, our business is sensitive to the economic and weather conditions of those regions. Unusually inclement weather, such as significant rain, snow, sleet or freezing rain, has historically discouraged our customers from visiting our stores and reduced our sales, particularly to DIY customers.

We depend on certain key personnel to successfully manage and grow our business.

Our success has been largely dependent on the efforts of certain key personnel, including David O'Reilly, Ted Wise and Greg Henslee. Our business and results of operations could be materially adversely affected by the unexpected loss of the services of one or more of these individuals. Additionally, the successful implementation and management of our growth and expansion strategies will depend on our ability to continue to attract and retain qualified personnel. We cannot be sure that we will be able to continue to attract such qualified personnel, which could cause us to be less efficient reducing our sales and profitability. For a further discussion of our management and personnel, see the ''Business'' section of Item 1 and Item 4a of this Form 10-K and our Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Shareholders, a portion of which is incorporated herein.

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

All of the shares of common stock currently held by our affiliates may be sold in reliance upon the exemptive provisions of Rule 144 of the Securities Act of 1933, as amended, subject to certain volume and other conditions imposed by such rule. We cannot predict the effect, if any, which future sales of shares of common stock or the availability of such shares for sale will have on the market price of the common stock prevailing from time to time. We believe sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect the prevailing market price of the common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table provides certain information regarding our administrative offices and distribution centers as of December 31, 2007:

		Square
Location	Principal Use(s)	Footage	Interest
Atlanta, GA	Distribution Center	482,860	Leased (a)
Billings, MT	Distribution Center	109,642	Leased (b)
Dallas, TX	Distribution Center	463,000	Owned
Des Moines, IA	Distribution Center	235,187	Owned
Houston, TX	Distribution Center	522,631	Owned
Indianapolis, IN	Distribution Center	626,054	Owned
Kansas City, MO	Distribution Center	125,300	Owned (c)
Knoxville, TN	Distribution Center	159,766	Owned
Little Rock, AR	Distribution Center	130,169	Leased (d)
McAllen, TX	Bulk Facility	17,500	Leased (e)
Mobile, AL	Distribution Center	329,810	Leased (f)
Nashville, TN	Distribution Center	433,641	Leased (g)
Oklahoma City, OK	Distribution Center	299,940	Owned (h)
Springfield, MO	Corporate Offices	54,910	Leased (i)
Springfield, MO	Corporate Offices, Training and Technical Center	33,580	Leased (j)
Springfield, MO	Distribution Center, Bulk and Return Facilities and Corporate Offices	342,922	Owned
Springfield, MO	Return Facility	140,970	Leased (k)
St. Paul, MN	Distribution Center	454,241	Owned
		4,962,123

(a)	Occupied under the terms of a lease expiring October 31, 2024, with an unaffiliated party, subject to renewal for ten five-year terms at our option.

(b)

Occupied under the terms of two separate leases the first lease expiring September 30, 2011, with an unaffiliated party, subject to renewal for two three-year terms at our option and the second lease expiring January 31, 2012, with an unaffiliated party, subject to renewal for two five-year terms at our option.

(c)	Primary facility owned, additional space leased and occupied under the terms of a lease expiring September 30, 2008, with an unaffiliated party, not subject to renewal.

(d)	Occupied under the terms of a lease expiring March 31, 2012, with an unaffiliated party, subject to renewal for four five-year terms at our option.

(e)	Occupied under the terms of a lease expiring April 30, 2017, with an affiliated party, subject to renewal for three five-year terms at our option

(f)	Occupied under the terms of a lease expiring December 31, 2012, with an unaffiliated party, subject to renewal for ten five-year terms at our option.

(g)	Occupied under the terms of two separate leases both expiring December 31, 2018, with an unaffiliated party, subject to renewal for two five-year terms at our option.

(h)	Primary facility owned, additional space leased and occupied under the terms of lease expiring July 31, 2009, with an unaffiliated party, subject to renewal for two five-year terms at our option.

(i)	Occupied under the terms of a lease expiring March 31, 2010, with an unaffiliated party, not subject to renewal.

(j)	Occupied under the terms of a lease expiring July 31, 2012, with an unaffiliated party, subject to renewal for two five-year terms at our option.

(k)	Occupied under the terms of two separate leases both expiring May 31, 2012, with an unaffiliated party, subject to renewal for four five-year terms at our option.

Of the 1,830 stores that we operated at December 31, 2007, 803 stores were owned, 958 stores were leased from unaffiliated parties and 69 stores were leased from one of three entities owned by the O'Reilly family. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses and an original term of 10 years, subject to one or more renewals at our option. We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby. Such master lease agreements with two of the three O’Reilly family entities have been modified to extend the term of the lease agreement for specific stores. The master lease agreements or modifications thereto expire on dates ranging from October 31, 2008 to December 31, 2029. We believe that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

Item 4A.	Executive Officers of the Registrant

The following paragraphs discuss information about executive officers of the Company who are not also directors:

Gregory L. Henslee, age 47, Chief Executive Officer and Co-President, has been an O’Reilly team member for 23 years. Mr. Henslee’s O’Reilly career started as a parts specialist, and during his first five years he served in several positions in retail store operations, including district manager. From there he advanced to Computer Operations Manager, and over the past ten years, he has served as Director of Computer Operations/Loss Prevention, Vice President of Store Operations and as Senior Vice President. He has been President of Merchandise, Distribution, Information Systems and Loss Prevention since 1999, and in his current positions of Chief Executive Officer and Co-President since 2005.

Ted F. Wise, age 57, Chief Operating Officer and Co-President, has been an O’Reilly team member for 37 years. Mr. Wise’s primary areas of responsibility are Sales, Operations and Real Estate. He began his O’Reilly career in sales in 1970, was promoted to store manager in 1973 and became our first district manager in 1977. He continued his progression with O’Reilly as Operations Manager, Vice President, Senior Vice President of Operations and Sales, and Executive Vice President. He has been President of Sales, Operations and Real Estate since 1999, and in his current positions of Chief Operating Officer and Co-President since 2005.

Thomas G. McFall, age 37, Executive Vice President of Finance and Chief Financial Officer has been an O’Reilly team member since 2006. Mr. McFall’s primary areas of responsibility are Finance and Accounting. Prior to joining O’Reilly, Mr. McFall held the position of Chief Financial Officer – Midwest Operation for CSK Auto Corporation (“CSK Auto”), following CSK Auto’s acquisition of Murray’s Discount Auto Stores (“Murray’s”). Mr. McFall served Murray’s for eight years as Controller, Vice President of Finance, and Chief Financial Officer, with direct responsibility for finance and accounting, distribution and logistics operations. Prior to joining Murray’s, Mr. McFall was an Audit Manager with Ernst & Young, LLP in Detroit, Michigan.

Jeff M. Shaw, age 45, Senior Vice President of Sales and Operations, has been an O'Reilly team member for 18 years. Mr. Shaw's primary areas of responsibility are managing Store Sales and Operations. His O'Reilly career started as a parts specialist, and has progressed through the roles of store manager, district manager, regional manager and Vice President of the Southern division. He advanced to Vice President of Sales and Operations in 2003 and to his current position as Senior Vice President of Sales and Operations in 2004.

Michael D. Swearengin, age 47, Senior Vice President of Merchandise, has been an O'Reilly team member 14 years. Mr. Swearengin's primary areas of responsibility are Merchandise, Purchasing and Advertising. His O'Reilly career started as a Product Manager, a position he held for four years. From there he advanced to Senior Product Manager, Director of Merchandise and Vice President of Merchandise with responsibility for product mix and replenishment. He has been in his current position as Senior Vice President since 2004.

Gregory D. Johnson, age 42, Senior Vice President of Distribution Operations, has been an O’Reilly team member for 25 years. Mr. Johnson’s primary area of responsibility is Distribution. He began his O’Reilly career as a part-time stocker in the Nashville DC in 1982 and advanced with O’Reilly as Retail Systems Manager, WMS Systems Development Manager, Director of Distribution and Vice President of Distribution. He has been in his current position as Senior Vice President since September 2007.

PART II

Item 5.	Market For Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividend Information on page 44 of the Annual Shareholders’ Report for the year ended December 31, 2007, under the captions “Market Prices and Dividend Information” and “Number of Shareholders,” are incorporated herein by reference. During fiscal 2007, we made no purchases or repurchases of our common stock.

Item 6.	Selected Financial Data

Selected Financial Data on pages 14 through 17 of the Annual Shareholders’ Report for the year ended December 31, 2007, under the caption “Selected Consolidated Financial Data,” is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 23 of the Annual Shareholders’ Report for the year ended December 31, 2007, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a policy, we do not engage in speculative or derivative transactions, nor do we generally hold or issue financial instruments for trading purposes. We are exposed to changes in interest rates primarily as a result of our borrowing activities. Based on our outstanding long-term debt balance at December 31, 2007, a 100 basis point change in interest rates would not have a material impact on our financial condition.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, the notes thereto and the report of Ernst & Young LLP, our independent registered public accounting firm, on pages 26 through 40 of the Annual Shareholders' Report for the year ended December 31, 2007, under the captions “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Report of Independent Registered Public Accounting Firm,” are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) was recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) was accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s assessment of our internal control over financial reporting and the attestation report of the independent registered public accounting firm on pages 24 and 25, respectively, on the Annual Shareholders’ Report for the year ended December 31, 2007, under the captions, “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” are incorporated herein by reference.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information regarding the directors of the Company contained in the Company's Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”) under the caption “Proposal 1-Election of Class III Directors” is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I as Item 4A, in accordance with General Instruction G (3) to Form 10-K, for our executive officers who are not also directors.

Our Board of Directors has adopted a code of ethics that applies to all of our directors, officers (including its chief executive officer, chief operating officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and employees. Our Code of Ethics is available on our website at www.oreillyauto.com.

The Board of Directors has established an Audit Committee pursuant to Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee currently consists of John Murphy, Paul R. Lederer and Ronald Rashkow, each an independent director in accordance with The Nasdaq Stock Market Marketplace Rule 4200(a)(15), the standards of Rule 10A-3 of the Exchange Act and the requirements of The Nasdaq Stock Market Marketplace Rule 4350(d)(2). In addition, our Board of Directors has determined that Mr. Murphy, Chairman of the Audit Committee, qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included in the Company's Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements-O'Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders' Report of the registrant for the year ended December 31, 2007, incorporated herein by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm (page 26)

Consolidated Balance Sheets as of December 31, 2007, and 2006 (page 27)

Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005 (page 28)

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2007, 2006, and 2005 (page 29)

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005 (page 30)

Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006, and 2005 (pages 31-40)

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

3. Exhibits

See Exhibit Index on page E-1.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Col. A	Col. B	Col. C		Col. D		Col. E
Description	Balance at Beginning of Period	Additions – Charged to Costs and Expenses	Additions – Charged to Other Accounts – Describe	Deductions – Describe		Balance at End of Period

(Amounts in thousands)
Year ended December 31, 2007: Deducted from asset account: Sales and returns allowances	$1,540	$723	$--	$--		$2,263
Allowance for doubtful accounts	2,861	5,361	--	5,043	(1)	3,179

Year ended December 31, 2006: Deducted from asset account: Sales and returns allowances	$1,176	$364	$--	$--		$1,540
Allowance for doubtful accounts	2,778	4,585	--	4,503	(1)	2,861

Year ended December 31, 2005: Deducted from asset account: Sales and returns allowances	$1,176	$--	$--	$--		$1,176
Allowance for doubtful accounts	3,417	4,968	--	5,607	(1)	2,778
(1) Uncollectible accounts written off

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O'REILLY AUTOMOTIVE, INC.
(Registrant)

Date: February 29, 2008
By/s/ Greg Henslee
Greg Henslee
Chief Executive Officer and Co-President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David E. O’Reilly David E. O'Reilly	Director and Chairman of the Board	February 29, 2008

/s/ Lawrence P. O’Reilly Lawrence P. O'Reilly	Director and Vice-Chairman of the Board	February 29, 2008

/s/ Charles H. O’Reilly, Jr. Charles H. O'Reilly, Jr.	Director and Vice-Chairman of the Board	February 29, 2008

/s/ Rosalie O’Reilly Wooten Rosalie O'Reilly Wooten	Director	February 29, 2008

/s/ Jay D. Burchfield Jay D. Burchfield	Director	February 29, 2008

/s/ Joe C. Greene Joe C. Greene	Director	February 29, 2008

/s/ Paul R. Lederer Paul R. Lederer	Director	February 29, 2008

/s/ John Murphy John Murphy	Director	February 29, 2008

/s/ Ronald Rashkow Ronald Rashkow	Director	February 29, 2008

/s/ Greg Henslee Greg Henslee	Chief Executive Officer and Co-President (principal executive officer)	February 29, 2008

/s/ Ted Wise Ted Wise	Chief Operating Officer and Co-President	February 29, 2008

/s/ Thomas McFall Thomas McFall	Executive Vice-President of Finance and Chief Financial Officer	February 29, 2008
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Plan of Reorganization Among the Registrant, Greene County Realty Co. (“Greene County Realty”) and Certain Shareholders.

3.1*	Restated Articles of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant as Amended by Amendment No. 1, filed as Exhibit 3.2 to the Form 8-K dated November 12, 2003, is incorporated herein by reference.

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

EXHIBIT INDEX (continued)

Exhibit No.	Description
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

10.18

Credit Agreement between the Registrant and NationsBank, N.A., dated October 16, 1997, filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by this reference.

10.19

Credit Agreement between the Registrant and NationsBank, N.A., dated January 27, 1998, filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by this reference.

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

EXHIBIT INDEX (continued)

Exhibit No.	Description
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

13.1	Portions of the 2007 Annual Report to Shareholders, filed herewith.

18.0

Independent Registered Public Accounting Firm Letter Regarding Accounting Change, dated March 7, 2005, filed as Exhibit 18.0 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by this reference.

21.1	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm, filed herewith.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Previously filed as Exhibit of same number to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, and incorporated here by this reference.

(a)	Management contract or compensatory plan or arrangement.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders

Selected Consolidated Financial Data

Years ended December 31,	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
(In thousands, except per share data)

INCOME STATEMENT DATA:
Sales	$2,522,319	$2,283,222	$2,045,318	$1,721,241	$1,511,816	$1,312,490	$1,092,112	$890,421	$754,122	$616,302
Cost of goods sold, including warehouse and distribution expenses	1,401,859	1,276,511	1,152,815	978,076	873,481	759,090	624,294	507,720	428,832	358,439
Gross profit	1,120,460	1,006,711	892,503	743,165	638,335	553,400	467,818	382,701	325,290	257,863
Operating, selling, general and administrative expenses	815,309	724,396	639,979	552,707	473,060	415,099	353,987	292,672	248,370	200,962
Operating income	305,151	282,315	252,524	190,458	165,275	138,301	113,831	90,029	76,920	56,901
Other income (expense), net	2,337	(50)	(1,455)	(2,721)	(5,233)	(7,319)	(7,104)	(6,870)	(3,896)	(6,958)
Income before income taxes and cumulative effect of accounting change	307,488	282,265	251,069	187,737	160,042	130,982	106,727	83,159	73,024	49,943
Provision for income taxes	113,500	104,180	86,803	70,063	59,955	48,990	40,375	31,451	27,385	19,171
Income before cumulative effect of accounting change	193,988	178,085	164,266	117,674	100,087	81,992	66,352	51,708	45,639	30,772
Cumulative effect of accounting change, net of tax (a)	--	--	--	21,892	--	--	--	--	--	--
Net income	$193,988	$178,085	$164,266	$139,566	$100,087	$81,992	$66,352	$51,708	$45,639	$30,772

BASIC EARNINGS PER COMMON SHARE:
Income before cumulative effect of accounting change	$1.69	$1.57	$1.47	$1.07	$0.93	$0.77	$0.64	$0.51	$0.47	$0.36
Cumulative effect of accounting change (a)	--	--	--	0.20	--	--	--	--	--	--
Net income per share	$1.69	$1.57	$1.47	$1.27	$0.93	$0.77	$0.64	$0.51	$0.47	$0.36
Weighted-average common shares outstanding	114,667	113,253	111,613	110,020	107,816	106,228	104,242	102,336	97,348	84,952

EARNINGS PER COMMON SHARE- ASSUMING DILUTION:
Income before cumulative effect of accounting change	$1.67	$1.55	$1.45	$1.05	$0.92	$0.76	$0.63	$0.50	$0.46	$0.36
Cumulative effect of accounting change (a)	--	--	--	0.20	--	--	--	--	--	--
Net income per share	$1.67	$1.55	$1.45	$1.25	$0.92	$0.76	$0.63	$0.50	$0.46	$0.36
Weighted-average common shares outstanding – adjusted	116,080	115,119	113,385	111,423	109,060	107,384	105,572	103,456	99,430	86,408

PRO FORMA INCOME STATEMENT DATA: (b)
Sales					$1,511,816	$1,312,490	$1,092,112	$890,421	$754,122	$616,302
Cost of goods sold, including warehouse and distribution expenses					872,658	754,844	618,217	501,567	425,229	350,581
Gross profit					639,158	557,646	473,895	388,854	328,893	265,721
Operating, selling, general and administrative expenses					473,060	415,099	353,987	292,672	248,370	200,962
Operating income					166,098	142,547	119,908	96,182	80,523	64,759
Other income (expense), net					(5,233)	(7,319)	(7,104)	(6,870)	(3,896)	(6,958)
Income before income taxes					160,865	135,228	112,804	89,312	76,627	57,801
Provision for income taxes					60,266	50,595	42,672	33,776	28,747	22,141
Net income					$100,599	$84,633	$70,132	$55,536	$47,880	$35,660
Net income per share					$0.93	$0.80	$0.67	$0.54	$0.49	$0.42
Net income per share – assuming dilution					$0.92	$0.79	$0.66	$0.54	$0.48	$0.41
(a)

The cumulative change in accounting method, effective January 1, 2004, changed the method of applying LIFO accounting policy for certain inventory costs. Under the new method, included in the value of inventory are certain procurement, warehousing and distribution center costs. The previous method was to recognize those costs as incurred, reported as a component of costs of goods sold.

(b)	The pro forma income statement reflects the retroactive application of the cumulative effect of the accounting change to historical periods.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

Selected Consolidated Financial Data (continued)

Years ended December 31,	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
(In thousands, except per share data)

SELECTED OPERATING DATA:
Number of stores at year-end (a)	1,830	1,640	1,470	1,249	1,109	981	875	672	571	491
Total store square footage at year-end (in 000’s)(a)(b)	12,439	11,004	9,801	8,318	7,348	6,408	5,882	4,491	3,777	3,172
Sales per weighted-average store ( in 000’s)(a)(b)	$1,430	$1,439	$1,478	$1,443	$1,413	$1,372	$1,426	$1,412	$1,422	$1,368
Sales per weighted-average square foot (b)(d)	$212	$215	$220	$217	$215	$211	$219	$218	$223	$238
Percentage increase in same store sales (c)	3.7%	3.3%	7.5%	6.8%	7.8%	3.7%	8.8%	5.0%	9.6%	6.8%

BALANCE SHEET DATA:
Working capital	$573,328	$566,892	$424,974	$479,662	$441,617	$483,623	$429,527	$296,272	$249,351	$208,363
Total assets	2,279,737	1,977,496	1,718,896	1,432,357	1,157,033	1,009,419	856,859	715,995	610,442	493,288
Current portion of long-term debt and short-term debt	25,320	309	75,313	592	925	682	16,843	49,121	19,358	13,691
Long-term debt, less current portion	75,149	110,170	25,461	100,322	120,977	190,470	165,618	90,463	90,704	170,166
Shareholders’ equity	1,592,477	1,364,096	1,145,769	947,817	784,285	650,524	556,291	463,731	403,044	218,394

    (a) Store count for 2002 does not include 27 stores acquired from Dick Smith Enterprises and Davie Automotive, Inc. in December 2002.

    (b) Total square footage includes normal selling, office, stockroom and receiving space. Sales per weighted-average store and square foot are weighted to consider the approximate dates of store openings or expansions.

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

    (d) 1998 does not include stores acquired from Hi/LO. Consolidated sales per weighted-average square foot were $207.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, results of operations and liquidity and capital resources should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this annual report.

We are one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (DIY) customers and professional installers. Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items and accessories and a complete line of auto body paint and related materials, automotive tools and professional installer service equipment.

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

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with accounting policies generally accepted in the United States (“GAAP”) requires the application of certain estimates and judgments by management. Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the consolidated financial statements are prepared. Management believes that the following policies are critical due to the inherent uncertainty of these matters and the complex and subjective judgments required to establish these estimates. Management continues to review these critical accounting policies and estimates to ensure that the consolidated financial statements are presented fairly in accordance with GAAP. However, actual results could differ from our assumptions and estimates and such differences could be material.

•

Vendor concessions – We receive concessions from our vendors through a variety of programs and arrangements, including co-operative advertising, allowances for warranties, merchandise allowances and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes, are reported as a reduction of advertising expense in the period in which the advertising occurred. All other material vendor concessions are recognized as a reduction to the cost of inventory. Amounts receivable from vendors also include amounts due to us relating to vendor purchases and product returns. Management regularly reviews amounts receivable from vendors and assesses the need for a reserve for uncollectible amounts based on our evaluation of our vendors’ financial position and corresponding ability to meet their financial obligations. Based on our historical results and current assessment, we have not recorded a reserve for uncollectible amounts in our consolidated financial statements, and we do not believe there is a reasonable likelihood that our ability to collect these amounts will differ from our expectations. The eventual ability of our vendors to pay us the obliged amounts could differ from our assumptions and estimates, and we may be exposed to losses or gains that could be material.

•

Self-Insurance Reserves – We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities from workers’ compensation, general liability, vehicle liability, property loss, and employee health care benefits. With the exception of employee health care benefit liabilities, which are limited by the design of these plans, we obtain third-party insurance coverage to limit our exposure for any individual claim. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts. The assumptions made by management as they relate to each of these factors represents our judgment as to the most probable cumulative impact of each factor to our future obligations. Our calculation of our self-insurance liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date and the application of alternative assumptions would result in a different estimate of these liabilities. Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains. As we obtain additional information that affects the assumptions and estimates we used to recognize liabilities for claims incurred in prior accounting periods, we adjust our self-insurance liabilities to reflect the revised estimates based on this additional information. If self-insurance reserves were changed 10% from our estimated reserves at December 31, 2007, the financial impact would have been approximately $4.7 million or 1.5% of pretax income.

•

Accounts receivable – Management estimates the allowance for doubtful accounts based on historical loss ratios and other relevant factors. Actual results have consistently been within management’s expectations, and we do not believe that there is a reasonable likelihood that there will be a material change in the future that will require a significant change in the assumptions or estimates we use to calculate our allowance for doubtful accounts. However, if actual results differ from our estimates, we may be exposed to losses or gains. If the allowance for doubtful accounts were changed 10% from our estimated allowance at December 31, 2007, the financial impact would have been approximately $0.3 million or 0.1% of pretax income.

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

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

Taxes (continued)

have applied assumptions regarding the eventual outcome of the resolution of open tax positions that would differ from our current estimates but that would still be reasonable given the nature of a particular position. Our judgment regarding the most likely outcome of uncertain tax positions has historically resulted in an estimate of our tax liability that is greater than actual results. While our estimates are subject to the uncertainty noted in the preceding discussion, our initial estimates of our potential tax liabilities have historically not been materially different from actual results except in instances where we have reversed liabilities that were recorded for periods that were subsequently closed with the applicable taxing authority.

The accounting for our tax reserves changed with the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007. Refer to Note 1 for further discussion of the impact of adopting FIN 48 and change in reserves during Fiscal 2007.

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

Under SFAS No. 123R, we use a Black-Scholes option-pricing model to determine the fair value of stock options. The Black-Scholes model includes various assumptions, including the expected life of stock options, the expected volatility and the expected risk-free interest rate.  These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. Since our adoption of SFAS No. 123R, share-based compensation cost would not have been materially impacted by the variability in the range of reasonable assumptions we could have applied to value option award grants, but we anticipate that share-based compensation cost could be materially impacted by the application of alternate assumptions in future periods. Also, under SFAS No. 123R, we are required to record share-based compensation expense net of estimated forfeitures. Our forfeiture rate assumption used in determining share-based compensation expense is estimated based on historical data. The actual forfeiture rate and corresponding share-based compensation expense could differ from those estimates.

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

We also record a reserve to reduce the carrying value of our perpetual inventory to account for quantities in our perpetual records above the actual existing quantities on hand caused by unrecorded shrink. We estimate this reserve based on the results of our extensive and frequent cycle counting programs and periodic, full physical inventories at our stores and distribution centers. To

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

Inventory Obsolescence and Shrink (continued)

the extent that our estimates do not accurately reflect the actual inventory shrinkage, we could potentially experience a material impact to our inventory balances. We have historically been able to provide a timely and accurate measurement of shrink and have not experienced material adjustments to our estimates. If unrecorded shrink at December 31, 2007 were double the estimate that we recorded based on our historical experience, the financial impact would have been less than $3 million or less than 1.0% of pretax income.

RESULTS OF OPERATIONS

The following table sets forth, certain income statement data as a percentage of sales for the years indicated:

	Years ended December 31,
	2007	2006	2005
Sales	100.0%	100.0%	100.0%
Cost of goods sold, including warehouse and distribution expenses	55.6	55.9	56.4
Gross profit	44.4	44.1	43.6
Operating, selling, general and administrative Expenses	32.3	31.7	31.3
Operating income	12.1	12.4	12.3
Other income/(expense), net	0.1	--	(0.1)
Income before income taxes and cumulative effect of accounting change	12.2	12.4	12.2
Provision for income taxes	4.5	4.6	4.2
Net income	7.7%	7.8%	8.0%

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2007 COMPARED TO 2006

Sales increased $239 million, or 10.5%, from $2.28 billion in 2006 to $2.52 billion in 2007, due to 190 net additional stores opened during 2007 which contributed $72.5 million to the sales increase, a full year of sales for stores opened throughout 2006 adding $83.5 million and a 3.7% increase in same-store sales for stores open at least one year providing $82.6 million of the sales increase. We believe that the increased sales achieved by our existing stores are the result of superior inventory availability, offering a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores, compensation programs for all store team members that provide incentives for performance and our continued focus on serving professional installers. The same store sales increase in 2007 of 3.7% was greater than the prior year’s increase of 3.3%, but below our historical results. The decrease from historical trends is the result of challenging external macroeconomic factors in 2006 and 2007. The external macroeconomic factors, which we believe negatively impacted our sales, were constraints on our customers’ discretionary income as a result of increased interest rates and higher energy costs. Consumers also encountered higher gas prices which resulted in annual miles driven, a key driver of demand for our products, remaining flat in comparison to the long term trend of annual increases. We anticipate that continued store unit and sales growth consistent with our historical rates will continue in the future.

Gross profit increased $113.7 million, or 11.3%, from $1.01 billion (44.1% of sales) in 2006 to $1.12 billion (44.4% of sales) in 2007, primarily due to the increase in sales resulting from a larger number of stores and increased sales levels at existing stores. The increase in gross profit as a percent of sales is the result of improvements in product mix, lower product acquisition cost and distribution system efficiencies. Improvements in product mix were the result of strategies which differentiated our merchandise selections at each store based on customer demand and vehicle demographics in the store’s market and through ongoing Team Member training initiatives focused on selling products with greater gross margin contribution. Product acquisition cost improved due to increased imports from lower cost providers in foreign countries as well as improved negotiating leverage with our vendors resulting from our increased purchasing power. Improvements in our distribution system were the result of capital projects designed to create operating expense efficiencies. We anticipate these trends to continue at a moderate rate throughout 2008.

SG&A increased $90.9 million, or 12.6%, from $724.4 million (31.7% of sales) in 2006 to $815.3 million (32.3% of sales) in 2007. The increase in these expenses was primarily attributable to increased salaries and benefits, rent and other costs associated with the addition of employees and facilities to support the increased level of our operations. The increase in SG&A as a percentage of sales was the result of increased store salaries primarily driven by the timing of new store openings, higher advertising costs, increased depreciation expense primarily driven by investment in new store technology and increased stock compensation expense.

Other income, net, increased by $2.4 million from ($0.1) million in 2006 to $2.3 million in 2007. The increase was primarily due to decreased interest expense on long-term debt resulting from a reduction in the interest rate on long-term debt as well as increased interest income derived from a higher than average cash balance.

Provision for income taxes increased from $104.2 million in 2006 (36.9% effective tax rate) to $113.5 million in 2007 (36.9% effective tax rate). The increase in the dollar amount was due to the increase of income before income taxes.

As a result of the impacts discussed above, net income increased $15.9 million from $178.1 million in 2006 (7.8% of sales) to $194.0 million in 2007 (7.7% of sales).

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2006 COMPARED TO 2005

Sales increased $238 million, or 11.6%, from $2.05 billion in 2005 to $2.28 billion in 2006, primarily due to 170 net additional stores opened during 2006 which contributed $67.4 million to the sales increase, a full year of sales for stores opened throughout 2005 adding $76.1 million and a 3.3% increase in same-store sales for stores open at least one year providing $93.5 million of the sales increase. We believe that the increased sales achieved by our existing stores are the result of our offering of a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores and compensation programs for all store team members that provide incentives for performance. Also, our continued focus on serving professional installers contributed to increased sales. The same store sales increase in 2006 of 3.3% was below the prior year increase of 7.5% and our historical results. The decrease from the prior year is the result of extremely strong same store sales in 2005 (higher than historical rates) and external macroeconomic factors in 2006. The external macroeconomic factors which we believe negatively impacted our sales were constraints on our customer's discretionary income as a result of increased interest rates and higher energy costs combined with a reduction in the miles driven due to higher gas prices during the key summer selling season.

Gross profit increased $114.2 million, or 12.8%, from $892.5 million (43.6% of sales) in 2005 to $1.01 billion (44.1% of sales) in 2006, due to the increase in sales. The increase in gross profit as a percent of sales is the result of improvements in product mix and product acquisition cost. Improvements in product mix were the result of strategies which differentiated our merchandise selections at each store based on customer demand and vehicle demographics in the store’s market and through ongoing Team Member training initiatives focused on selling products with greater gross margin contribution. Product acquisition cost improved due to increased imports from lower cost providers in foreign countries as well as improved negotiating leverage with our vendors resulting from our increased purchasing power.

SG&A increased $84.4 million, or 13.2%, from $640.0 million (31.3% of sales) in 2005 to $724.4 million (31.7% of sales) in 2006. The increase in these expenses was primarily attributable to increased salaries and benefits, rent and other costs associated with the addition of employees and facilities to support the increased level of our operations. The increase in SG&A as a percentage of sales was the result of increased advertising and energy costs.

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

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $299.4 million in 2007, $185.9 million in 2006 and $206.7 million in 2005. The increase in net cash provided by operating activities in 2007 was principally due to increased net income and a reduction in net inventory investment. Net inventory investment reflects our investment in inventory net of the amount of accounts payable to vendors. The reduction in net inventory investment is the result of reductions in our per store inventory levels and our ongoing effort to extend terms with our vendors. Reductions in our per store inventory levels are driven by our continued optimization of inventory selection at our stores and our ability to efficiently deploy inventory throughout our distribution network.

The decrease in net cash provided by operating activities in 2006 compared to 2005 was primarily due to increases in inventory related to new store growth and a decrease in the percentage of inventory funded by accounts payable, partially offset by the effect of increased net income in 2006. The decrease in net cash provided by operating activities in 2006 was also due to the reclassification of the tax benefit derived from the exercise of stock options. In accordance with our prior year adoption of SFAS No. 123R, the excess tax benefit from the exercise of stock options of $8.5 million is reflected as cash provided by financing activities in our consolidated statement of cash flows for the year ended December 31, 2006. For the year ended December 31, 2005, the excess tax benefit totaled $7.1 million and was included with net cash provided by operating activities in our 2005 consolidated statement of cash flows.

Net cash used in investing activities was $300.3 million in 2007, $225.2 million in 2006 and $262.4 million in 2005. The increase in cash used in investing activities in 2007 was due to increases in capital expenditures resulting from our ongoing store expansion program, store relocations, enhancements in existing store technology and the purchase of $21.7 million in short-term investments. The changes in cash used in investing activities during 2006 were the result of changes in capital expenditures and the $63 million acquisition in 2005 of Midwest Auto Parts Distributors, Inc. (“Midwest”), which included 72 stores and distribution centers in St. Paul, Minnesota and Billings, Montana. Capital expenditures were $282.7 million in 2007, $228.9 million in 2006 and $205.2 million in 2005. These expenditures were primarily related to the opening of new stores and distribution centers, as well as the relocation or remodeling of existing stores. We opened 190, 170, and 149 (excluding the 72 stores acquired with Midwest) net stores in 2007, 2006 and 2005, respectively. We remodeled or relocated 55, 31 and 37 stores in 2007, 2006 and 2005, respectively. Enhancements in existing store technology include the roll out of our new point of sale system as well as hardware upgrades, new in- store starter and alternator testers and the installation of energy management systems. We acquired a location and began construction in 2007 on a new distribution center that will be located in Lubbock, TX. The new distribution center is scheduled to be completed and to begin operations in 2008. We acquired a new facility near Minneapolis, Minnesota in 2006 for the relocation of the St. Paul, Minnesota distribution center that was completed and began operations in 2007. We acquired a new distribution center near Indianapolis, Indiana in 2005 that was subsequently equipped and opened in 2006.

Our continuing store expansion program requires significant capital expenditures and working capital principally for inventory requirements. Our 2008 growth plans call for approximately 205 new stores and the addition of one distribution center with total capital expenditures of $275 million to $285 million. The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, net inventory investment and computer equipment) are estimated to average approximately $1.2 million to $1.4 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site. We plan to finance our expansion program through cash expected to be provided from operating activities and available borrowings under our existing credit facility.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

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

On July 29, 2005, we entered into an unsecured, five-year syndicated credit facility (“Credit Facility”) in the amount of $100 million led by Wells Fargo Bank as the Administrative Agent, replacing a three-year $150 million syndicated credit facility. The Credit Facility is guaranteed by all of our subsidiaries and may be increased to a total of $200 million, subject to the availability of such additional credit from either existing banks within the Credit Facility or other banks. The Credit Facility bears interest at LIBOR plus a spread ranging from 0.375% to 0.750% (5.25% at December 31, 2007) and expires in July 2010. There were no outstanding borrowings under the Credit Facility at December 31, 2007. Outstanding borrowings totaled $9.7 million at December 31, 2006. The available borrowings under the Credit Facility are reduced by stand-by letters of credit issued by us primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Our aggregate availability for additional borrowings under the Credit Facility was $71.4 million and $57.4 million at December 31, 2007 and 2006, respectively.

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

On September 28, 2007, the Company completed a second amended and restated master agreement to its $49 million Synthetic Operating Lease Facility with a group of financial institutions. The terms of such lease facility provide for an initial lease period of seven years, a residual value guarantee of approximately $39.7 million at December 31, 2007 and purchase options on the properties. The lease facility also contains a provision for an event of default whereby the lessor, among other things, may require the Company to purchase any or all of the properties. Management believes it is reasonable to assume that such an event of default will not occur. One additional renewal period of seven years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The second amended and restated Facility has been accounted for as an operating lease under SFAS No. 13 and related interpretations, including FASB Interpretation No. 46R.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OFF BALANCE SHEET ARRANGEMENTS (CONTINUED)

We issue stand-by letters of credit provided by a $50 million sub limit under the Credit Facility that reduce our available borrowings. These letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance and have been issued to replace surety bonds that were previously issued. Letters of credit totaling $28.6 million and $32.9 million were outstanding at December 31, 2007 and 2006, respectively.

CONTRACTUAL OBLIGATIONS

We have other liabilities reflected in our balance sheet, including deferred income taxes and self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the financial commitments table due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable in 2008 that are included in current liabilities. In addition, we have commitments with various vendors for the purchase of inventory as of December 31, 2007. The financial commitments table excludes these commitments because they are cancelable by their terms.

Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements, short and long-term debt arrangements, interest payments related to long-term debt and purchase obligations for construction contract commitments, are summarized below and are fully disclosed in Notes 6 and 7 to the consolidated financial statements.

	Payments Due By Period
		Before	1-3	3-5	Over 5
	Total	1 Year	Years	Years	Years
Contractual Obligations:	(In thousands)
Long-term debt	$100,469	$25,320	$149	$--	$75,000
Interest payments related to long-term debt	35,165	4,845	8,086	8,085	14,149
Operating leases	502,583	51,765	90,619	74,896	285,303
Purchase obligations	96,251	96,251	--	--	--
Total contractual cash obligations	$734,468	$178,181	$98,854	$82,981	$374,452

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

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

QUARTERLY RESULTS

The following table sets forth certain quarterly unaudited operating data for fiscal 2007 and 2006. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.

The unaudited operating data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included therein.

	Fiscal 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Sales	$613,145	$643,108	$661,778	$604,288
Gross profit	269,281	287,185	293,701	270,293
Operating income	77,192	81,558	82,716	63,685
Net income	48,407	51,899	53,087	40,595
Basic net income per common share	0.42	0.45	0.46	0.35
Net income per common share – assuming dilution	0.42	0.45	0.46	0.35

	Fiscal 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Sales	$536,547	$591,199	$597,144	$558,332
Gross profit	233,428	260,928	263,326	249,029
Operating income	64,966	78,236	75,084	64,029
Net income	40,564	49,313	47,856	40,352
Basic net income per common share	0.36	0.44	0.42	0.35
Net income per common share – assuming dilution	0.35	0.43	0.42	0.35

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, a revision of SFAS No. 123, Accounting for Stock Based Compensation, that supersedes APB No. 25, Accounting for Stock Issued to Employees. In April 2005, the SEC adopted a rule permitting implementation of SFAS No. 123R at the beginning of the first fiscal year commencing after June 15, 2005. Among other items, SFAS No. 123R eliminated the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. The Company was required to adopt SFAS No. 123R beginning in its quarter ended March 31, 2006. Under the provisions of SFAS No. 123R, the Company had the choice of adopting the fair-value-based method of expensing of stock options using (a) the “modified prospective method”, whereby the Company recognizes the expense only for periods beginning after December 31, 2005, or (b) the “modified retrospective method”, whereby the Company recognizes the expense for all years and interim periods since the effective date of SFAS No. 123. The Company adopted SFAS No. 123R using the modified prospective method. See Note 9, “Share-Based Employee Compensation Plans”, for information regarding expensing of stock options in 2006 and 2007 and for pro forma information regarding the Company’s accounting for stock options in 2005.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement process for recording in the financial statements the tax benefit of uncertain tax positions taken or expected to be taken in a tax return. For a benefit to be recognized, a tax position must be more-likely-than-not to be sustainable upon examination by the applicable taxing authority. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007. No adjustment was required in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. As of January 1, 2007 and December 31, 2007, the Company had a gross exposure for unrecognized tax benefits (including interest and penalties) of $14.9 million and $19.7 million, respectively, all of which would affect the Company’s effective tax rate if recognized, generally net of federal tax affect. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had accrued approximately $1.7 million and $2.8 million, respectively, of interest and penalties related to uncertain tax positions before the benefit of the deduction for interest on state and federal returns. During the year ended December 31, 2007, the Company recorded tax expense related to an increase in its liability for interest and penalties of $1.3 million. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2008, the Company expects a reduction of $0.8 million of unrecognized tax benefits during the one-year period subsequent to December 31, 2007 resulting from settlement or expiration of the statute of limitations.

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

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the Risk Factors sections of the annual report on Form 10-K for the year ended December 31, 2007, for additional factors that could materially affect our financial performance.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management believes that as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report which is included herein.

/s/ Greg Henslee	/s/ Thomas McFall
Greg Henslee Chief Executive Officer & Co-President	Thomas McFall Executive Vice President of Finance & Chief Financial Officer

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O’Reilly Automotive, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O’Reilly Automotive, Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Kansas City, Missouri

February 27, 2008

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O’Reilly Automotive, Inc. and Subsidiaries:

We have audited O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). O’Reilly Automotive, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, O’Reilly Automotive, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based onthe COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of O’Reilly Automotive, Inc. and Subsidiaries and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Kansas City, Missouri

February 27, 2008

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$47,555	$29,903
Accounts receivable, less allowance for doubtful accounts of $3,179 in 2007 and $2,861 in 2006	84,242	81,048
Amounts receivable from vendors	48,263	47,790
Inventory	881,761	812,938
Other current assets	40,483	28,997
Total current assets	1,102,304	1,000,676

Property and equipment, at cost	1,479,779	1,214,854
Less: accumulated depreciation and amortization	389,619	331,759
Net property and equipment	1,090,160	883,095

Notes receivable, less current portion	25,437	30,288
Goodwill	50,447	49,065
Other assets	11,389	14,372
Total assets	$2,279,737	$1,977,496

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$380,683	$318,404
Self insurance reserve	29,967	31,084
Accrued payroll	23,739	21,171
Accrued benefits and withholdings	13,496	12,948
Deferred income taxes	6,235	5,779
Other current liabilities	49,536	44,089
Current portion of long-term debt	25,320	309
Total current liabilities	528,976	433,784

Long-term debt, less current portion	75,149	110,170
Deferred income taxes	27,241	38,171
Other liabilities	55,894	31,275

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares – 5,000,000
Issued and outstanding shares – none	--	--
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares – 115,260,564 in 2007 and 113,929,327 in 2006	1,153	1,139
Additional paid-in capital	441,731	400,552
Retained earnings	1,156,393	962,405
Accumulated other comprehensive loss	(6,800)	--
Total shareholders’ equity	1,592,477	1,364,096
Total liabilities and shareholders’ equity	$2,279,737	$1,977,496

See accompanying Notes to Consolidated Financial Statements.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

Consolidated Statements Of Income

(In thousands, except per share data)

	Years ended December 31,
	2007	2006	2005
Sales	$2,522,319	$2,283,222	$2,045,318
Cost of goods sold, including warehouse and distribution expenses	1,401,859	1,276,511	1,152,815
Gross profit	1,120,460	1,006,711	892,503
Operating, selling, general and administrative expenses	815,309	724,396	639,979
Operating income	305,151	282,315	252,524
Other income (expense), net:
Interest expense	(3,723)	(4,322)	(5,062)
Interest income	4,077	1,573	1,582
Other, net	1,983	2,699	2,025
Total other income (expense), net	2,337	(50)	(1,455)
Income before income taxes	307,488	282,265	251,069
Provision for income taxes	113,500	104,180	86,803
Net income	$193,988	$178,085	$164,266

Basic income per common share:
Net income per common share	$1.69	$1.57	$1.47
Weighted-average common shares outstanding	114,667	113,253	111,613

Income per common share-assuming dilution:
Net income per common share-assuming dilution	$1.67	$1.55	$1.45
Adjusted weighted-average common shares outstanding	116,080	115,119	113,385

See accompanying Notes to Consolidated Financial Statements.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

Consolidated Statements Of Shareholders' Equity

(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive		Comprehensive
	Shares	Par Value	Capital	Earnings	Loss	Total	Income
Balance at December 31, 2004	55,377	$554	$326,650	$620,613	$--	$947,817
Net income	--	--	--	164,266	--	164,266	$164,266
Other comprehensive income	--	--	--	--	--	--	--
Comprehensive income							$164,266
2-for-1 stock split	55,861	559	--	(559)	--	--
Issuance of common stock under employee benefit plans	268	2	9,477	--	--	9,479
Issuance of common stock under stock option plans	883	9	14,906	--	--	14,915
Tax benefit of stock options exercised	--	--	7,137	--	--	7,137
Share based compensation	--	--	2,155	--	--	2,155
Balance at December 31, 2005	112,389	$1,124	$360,325	$784,320	--	$1,145,769
Net income	--	--	--	178,085	--	178,085	$178,085
Other comprehensive income	--	--	--	--	--	--	--
Comprehensive income							$178,085
Issuance of common stock under employee benefit plans	387	4	12,169	--	--	12,173
Issuance of common stock under stock option plans	1,153	11	15,959	--	--	15,970
Tax benefit of stock options exercised	--	--	8,538	--	--	8,538
Share based compensation	--	--	3,561	--	--	3,561
Balance at December 31, 2006	113,929	$1,139	$400,552	$962,405	--	$1,364,096
Net income	--	--	--	193,988	--	193,988	$193,988
Other comprehensive loss	--	--	--	--	(6,800)	(6,800)	(6,800)
Comprehensive income							$187,188
Issuance of common stock under employee benefit plans	367	4	11,543	--	--	11,547
Issuance of common stock under stock option plans	965	10	17,114	--	--	17,124
Tax benefit of stock options exercised	--	--	6,835	--	--	6,835
Share based compensation	--	--	5,687	--	--	5,687
Balance at December 31, 2007	115,261	$1,153	$441,731	$1,156,393	$(6,800)	$1,592,477

See accompanying Notes to Consolidated Financial Statements.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

Consolidated Statements Of Cash Flows

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Operating activities
Net income	$193,988	$178,085	$164,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,943	64,938	57,228
Deferred income taxes	(6,341)	(1,017)	(671)
Share based compensation programs	12,777	11,029	7,840
Tax benefit of stock options exercised	--	--	7,137
Other	5,007	1,812	1,978
Changes in operating assets and liabilities:
Accounts receivable	(8,555)	(9,426)	(8,974)
Inventory	(68,823)	(91,427)	(68,794)
Accounts payable	62,279	25,737	43,158
Other	30,143	6,197	3,517
Net cash provided by operating activities	299,418	185,928	206,685

Investing activities
Purchases of property and equipment	(282,655)	(228,871)	(205,159)
Proceeds from sale of property and equipment	2,327	875	1,935
Payments received on notes receivable	5,202	5,174	4,558
Purchase of short-term investments	(21,724)	--	--
Advances made on notes receivable	--	--	(624)
Acquisition of Midwest Auto Parts Distributors net of cash acquired	--	--	(63,145)
Other	(3,468)	(2,379)	(1)
Net cash used in investing activities	(300,318)	(225,201)	(262,436)

Financing activities
Proceeds from issuance of long-term debt	16,450	88,950	--
Principal payments on long-term debt	(26,460)	(80,189)	(602)
Tax benefit of stock options exercised	6,835	8,538	--
Net proceeds from issuance of common stock	21,727	20,493	18,709
Net cash provided by financing activities	18,552	37,792	18,107
Net increase (decrease) in cash and cash equivalents	17,652	(1,481)	(37,644)
Cash and cash equivalents at beginning of year	29,903	31,384	69,028
Cash and cash equivalents at end of year	$47,555	$29,903	$31,384

Supplemental disclosures of cash flow information:
Income taxes paid	$93,040	$98,650	$98,440
Interest paid, net of capitalized interest	3,727	4,536	5,062

See accompanying Notes to Consolidated Financial Statements.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

Over-the-counter retail sales are recorded when the customer takes possession of the merchandise. Sales to professional installers, also referred to as “commercial sales,” are recorded upon same-day delivery of the merchandise to the customer, generally at the customer’s place of business. Wholesale sales to other retailers, also referred to as “jobber sales,” are recorded upon shipment of the merchandise from a regional distribution center with same-day delivery to the jobber customer's location. All sales are recorded net of estimated allowances, discounts and taxes.

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

Inventory

Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Inventory also includes related procurement, warehousing and distribution center costs. Cost has been determined using the last-in, first-out (“LIFO”) method. The replacement cost of inventory was $888,299,000 and $833,626,000 as of December 31, 2007 and 2006, respectively.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amounts Receivable from Vendors

The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising, devaluation programs, allowances for warranties and volume purchase rebates. Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes, are reported as a reduction of advertising expense in the period in which the advertising occurred. All other material vendor concessions are recognized as a reduction to the cost of inventory. Amounts receivable from vendors also includes amounts due to the Company for changeover merchandise and product returns. The Company regularly reviews vendor receivables for collectibility and assesses the need for a reserve for uncollectible amounts based on an evaluation of the Company’s vendors’ financial position and corresponding ability to meet its financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the amounts receivable from vendors and the Company did not record a reserve for uncollectible amounts in the consolidated financial statements at December 31, 2007 and 2006.

Investments

The Company determines the appropriate classification of marketable equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are stated at fair value, with the unrecognized gains and losses, net of tax, reported in accumulated other comprehensive income (loss). Available-for-sale securities in the amount of $10.8 million, stated at fair value, are included in Other Current Assets on the Company’s balance sheet at December 31, 2007. The Company did not own any material available-for-sale securities on December 31, 2006. See Note 2, “Investments”, for information regarding available-for-sale securities acquired during 2007.

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

Property and equipment consists of the following:

	Original Useful Lives	December 31, 2007	December 31, 2006
		(In thousands)
Land		$220,950	$171,048
Buildings and building improvements	15 – 39 years	501,598	394,810
Leasehold improvements	3 – 25 years	189,097	147,357
Furniture, fixtures and equipment	3 – 20 years	429,217	351,889
Vehicles	5 – 10 years	102,665	90,240
Construction in progress		36,252	59,510
		1,479,779	1,214,854
Less: accumulated depreciation and amortization		389,619	331,759
Net property and equipment		$1,090,160	$883,095

The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average rates paid for long-term borrowings. Total interest costs capitalized for the years ended December 31, 2007, 2006 and 2005 were $2,554,000, $2,639,000 and $2,885,000, respectively.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

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

Notes Receivable

The Company had notes receivable from vendors and other third parties amounting to $32,119,000 and $36,955,000 at December 31, 2007 and 2006, respectively. The notes receivable, which bear interest at rates ranging from 0% to 10%, are due in varying amounts through August 2017.

Goodwill

The accompanying consolidated balance sheets at December 31, 2007 and 2006 include goodwill recorded as the result of previous acquisitions. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires the Company to assess goodwill for impairment rather than systematically amortize goodwill against earnings. The goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. The Company operates as one reporting unit, and its fair value exceeds its carrying value, including goodwill. Therefore, the Company has determined that no impairment of goodwill existed at December 31, 2007 and 2006.

At December 31, 2007 and 2006, the carrying value of the Company’s goodwill was as follows:

	December 31, 2007	December 31, 2006
	(In thousands)
Beginning balance	$49,065	$48,069
Acquisitions	1,382	996
Ending balance	$50,447	$49,065

Self-Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, vehicle liability, property loss, and employee health care benefits. With the exception of employee health care benefit liabilities, which are limited by the design of these plans, the Company obtains third-party insurance coverage to limit its exposure. The Company estimates its self-insurance liabilities by considering a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rules currently scheduled to be in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date.

The Company adopted the provisions of FIN 48 on January 1, 2007. This interpretation provides guidance on measurement, derecognition of benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition and requires that income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to $40,472,000, $34,929,000 and $28,715,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Pre-opening Costs

Costs associated with the opening of new stores, which consist primarily of payroll and occupancy costs, are charged to operations as incurred.

Share-Based Compensation Plans

The Company currently sponsors share-based employee benefit plans and stock option plans. Please see Note 9 for further information concerning these plans. In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supersedes the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), using the modified prospective transition method and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Under this transition method, compensation cost recognized in 2006 includes the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated. Share-based payments include stock option awards issued under the Company’s employee stock option plan, director stock option plan, stock issued through the Company’s employee stock purchase plan and stock awarded to employees through other benefit programs. Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic value based recognition method in accordance with APB No. 25. Under APB No. 25, no compensation expense for stock option awards was recognized since the exercise price of the Company’s stock options equaled the market price of the underlying stock on the date of grant.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006, are approximately $2.8 million and $1.7 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the year ended December 31, 2006 are $0.02 lower than if the Company had continued to account for share-based compensation under APB No. 25.

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

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Option Plans (continued)

For purposes of pro forma disclosures required under SFAS No. 123 for the year ended December 31, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. For unvested stock option awards that were included in the acceleration in the fourth quarter of 2005, any unamortized estimated fair value is assumed to be fully recognized as compensation expense in the year ended December 31, 2005 for purposes of pro forma disclosure. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows:

Year Ended December 31, 2005
(In thousands, except per share data)
Net income, as reported	$164,266
Add stock-based compensation expense, net of tax, as reported	5,699
Deduct stock-based compensation expense, net of tax, under fair value method	(26,522)
Pro forma net income	$143,443
Pro forma basic net income per share	$1.29
Pro forma net income per share – assuming dilution	$1.27
Net income per share, as reported
Basic	$1.47
Assuming dilution	$1.45

Prior to the adoption of SFAS No. 123R in 2006, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the accompanying consolidated statement of cash flows. SFAS No. 123R requires excess tax benefits, the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options, to be classified as financing cash flows. The excess tax benefit was $6.8 million and $8.5 million for the years ended December 31, 2007 and 2006, respectively.

Earnings per Share

Basic earnings per share is based on the weighted-average outstanding common shares. Diluted earnings per share is based on the weighted-average outstanding shares adjusted for the effect of common stock equivalents. Common stock equivalents that could potentially dilute basic earnings per share in the future that were not included in the fully diluted computation because they would have been antidilutive were 1,613,000, 448,000 and 226,750 for the years ended December 31, 2007, 2006 and 2005, respectively.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

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

Reclassifications

The accompanying consolidated financial statements for prior years contain certain reclassifications to conform to the presentation used in 2007.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, a revision of SFAS No. 123 that supersedes APB No. 25. In April 2005, the SEC adopted a rule permitting implementation of SFAS No. 123R at the beginning of the first fiscal year commencing after June 15, 2005. Among other items, SFAS No. 123R eliminated the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. The Company was required to adopt SFAS No. 123R beginning in its quarter ended March 31, 2006. Under the provisions of SFAS No. 123R, the Company had the choice of adopting the fair-value-based method of expensing of stock options using (a) the “modified prospective method”, whereby the Company recognizes the expense only for periods beginning after December 31, 2005, or (b) the “modified retrospective method”, whereby the Company recognizes the expense for all years and interim periods since the effective date of SFAS No. 123. The Company adopted SFAS No. 123R using the modified prospective method. See Note 9, “Share-Based Employee Compensation Plans”, for information regarding expensing of stock options in 2006 and 2007 and for pro forma information regarding the Company’s accounting for stock options in 2005.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement process for recording in the financial statements the tax benefit of uncertain tax positions taken or expected to be taken in a tax return. For a benefit to be recognized, a tax position must be more-likely-than-not to be sustainable upon examination by the applicable taxing authority. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007. No adjustment was required in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. As of January 1, 2007 and December 31, 2007, the Company had a gross exposure for unrecognized tax benefits (including interest and penalties) of $14.9 million and $19.7 million, respectively, all of which would affect the Company’s effective tax rate if recognized, generally net of federal tax affect. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had accrued approximately $1.7 million and $2.8 million, respectively, of interest and penalties related to uncertain tax positions before the benefit of the deduction for interest on state and federal returns. During the year ended December 31, 2007, the Company recorded tax expense related to an increase in its liability for interest and penalties of $1.3 million. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2008, the Company expects a reduction of $0.8 million of unrecognized tax benefits during the one-year period subsequent to December 31, 2007 resulting from settlement or expiration of the statute of limitations.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (continued)

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

A summary of the changes in the gross amount of unrecognized tax benefits, excluding interest and penalties, for the year ended December 31, 2007, is shown below:

(In thousands)
Balance as of January 1, 2007	$13,245
Addition based on tax postions related to the current year	3,484
Addition based on tax positions related to prior years	827
Reduction due to lapse of statute of limitations	(604)
Balance as of December 31, 2007	$16,952

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 2 – INVESTMENTS

The following is a summary of available-for-sale securities included in Other Current Assets on the Company’s balance sheet at December 31,2007:

	Available-for-Sale-Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
	(In thousands)
Equity securities	$21,724	$--	$(10,933)	$10,791
	$21,724	$--	$(10,933)	$10,791

Available-for-sale securities held by the Company are securities that are publicly traded in active markets and are valued based on quoted closing prices as of December 31, 2007.

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

NOTE 5 — RELATED PARTIES

The Company leases certain land and buildings related to 48 of its O'Reilly Auto Parts stores under six-year operating lease agreements with O'Reilly Investment Company and O'Reilly Real Estate Company, partnerships in which certain shareholders and directors of the Company are partners. Generally, these lease agreements provide for renewal options for an additional six years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreement. Additionally, the Company leases certain land and buildings related to 21 of its O’Reilly Auto Parts stores under fifteen-year operating lease agreements with O’Reilly-Wooten 2000 LLC, which is owned by certain shareholders and directors of the Company. Generally, these lease agreements provide for renewal options for two additional five-year terms at the option of the Company (see Note 7). Rent payments under these operating leases totaled $3,446,000, $3,413,000 and $3,380,000 in 2007, 2006 and 2005, respectively.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 6 — LONG-TERM DEBT

On July 29, 2005, the Company entered into an unsecured, five-year syndicated credit facility (Credit Facility) in the amount of $100 million led by Wells Fargo Bank as the Administrative Agent, replacing a three-year $150 million syndicated credit facility. The Credit Facility is guaranteed by all of the Company’s subsidiaries and may be increased to a total of $200 million, subject to the availability of such additional credit from either existing banks within the Credit Facility or other banks. The Credit Facility bears interest at LIBOR plus a spread ranging from 0.375% to 0.750% (5.25% at December 31, 2007) and expires in July 2010. There were no outstanding borrowings under the Credit Facility at December 31, 2007. Outstanding borrowings under the Credit Facility at December 31, 2006 totaled $9.7 million.

The Company issues stand-by letters of credit provided by a $50 million sub limit under the Credit Facility that reduce available borrowings. These letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance and have been issued to replace surety bonds that were previously issued. Letters of credit totaling $28.6 million and $32.9 million were outstanding at December 31, 2007 and 2006, respectively. Accordingly, the Company’s aggregate availability for additional borrowings under the Credit Facility was $71.4 million and $57.4 million at December 31, 2007 and 2006, respectively. The Company is subject to a commitment fee ranging from 0.075% to 0.175% (.075% at December 31, 2007) for unused borrowings under the Credit Facility.

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

The Company leases certain computer equipment under a capital lease agreement. The lease agreement has a term of 36 months, expiring in 2009. At December 31, 2007, the monthly installment under this agreement was approximately $28,000. The present value of the future minimum lease payments under capital leases totaled approximately $469,000 and $779,000 at December 31, 2007 and 2006 respectively, which have been classified as long-term debt in the accompanying consolidated financial statements. The Company did not acquire any equipment under capital leases during the period ended December 31, 2007. The Company acquired $943,000 of assets under the capital lease during the periods ended December 31, 2006.

Principal maturities of long-term debt are as follows (amounts in thousands):

2008	$25,320
2009	149
2010	--
2011	--
2012	--
Thereafter	75,000
$100,469

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 7—COMMITMENTS

Lease Commitments

On September 28, 2007, the Company completed a second amended and restated master agreement to its $49 million Synthetic Operating Lease Facility with a group of financial institutions. The terms of such lease facility provide for an initial lease period of seven years, a residual value guarantee of approximately $39.7 million at December 31, 2007 and purchase options on the properties. The lease facility also contains a provision for an event of default whereby the lessor, among other things, may require the Company to purchase any or all of the properties. One additional renewal period of seven years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The second amended and restated Facility has been accounted for as an operating lease under SFAS No. 13 and related interpretations, including FASB Interpretation No. 46R. Future minimum rental commitments under the Facility have been included in the table of future minimum annual rental commitments below.

The Company also leases certain office space, retail stores, property and equipment under long-term, non-cancelable operating leases. Most of these leases include renewal options and some include options to purchase and provisions for percentage rent based on sales. At December 31, 2007, future minimum rental payments under all of the Company’s operating leases for each of the next five years and in the aggregate are as follows (amounts in thousands):

	Related	Non-related
	Parties	Parties	Total
2008	$3,404	$48,361	$51,765
2009	2,790	45,131	47,921
2010	2,043	40,655	42,698
2011	1,778	37,452	39,230
2012	1,746	33,920	35,666
Thereafter	6,817	278,486	285,303
	$18,578	$484,005	$502,583

Rental expense amounted to $55,358,000, $49,245,000 and $43,047,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Other Commitments

The Company had construction commitments, which totaled approximately $96.3 million, at December 31, 2007.

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

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 9—SHARE-BASED EMPLOYEE COMPENSATION PLANS

Stock Options

The Company’s employee stock based incentive plan provides for the granting of stock options to certain key employees of the Company for the purchase of common stock of the Company. A total of 24,000,000 shares have been authorized for issuance under this plan. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Options granted under the plan expire after ten years and typically vest 25% a year, over four years. Since the adoption of SFAS No. 123R, the Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. A summary of the shares subject to currently issued and outstanding stock options under this plan is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	6,450,745	$20.38
Granted	1,416,925	33.67
Exercised	(1,045,292)	16.38
Forfeited	(577,538)	27.86
Outstanding at December 31, 2007	6,244,840	$23.41	6.69	$58,549,000
Vested or expected to vest at December 31, 2007	5,846,832	$22.76	6.53	$58,319,000
Exercisable at December 31, 2007	4,404,403	$19.31	5.70	$57,879,000

The Company maintains a stock based incentive plan for non-employee directors of the Company pursuant to which the Company may grant stock options. Up to 1,000,000 shares of common stock have been authorized for issuance under this plan. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Options granted under the plan expire after seven years and vest fully after six months. Since the adoption of SFAS No. 123R, the Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. A summary of the shares subject to currently issued and outstanding stock options under this plan is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	190,000	$18.09
Granted	25,000	34.84
Exercised	--	--
Forfeited	--	--
Outstanding at December 31, 2007	215,000	$20.12	2.89	$2,769,000
Vested or expected to vest at December 31, 2007	215,000	$20.12	2.89	$2,769,000
Exercisable at December 31, 2007	215,000	$20.12	2.89	$2,769,000

At December 31, 2007, approximately 10,687,000 and 375,000 shares were reserved for future issuance under the employee stock option plan and director stock option plan, respectively. For the year ended December 31, 2007, the Company recognized stock option compensation expense related to these plans of $4,882,000 and a corresponding income tax benefit of $1,801,000. For the year ended December 31, 2006, the Company recognized stock option compensation expense related to these plans of $2,762,000 and a corresponding income tax benefit of $1,019,000.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 9— SHARE-BASED EMPLOYEE COMPENSATION PLANS (CONTINUED)

Stock Options (continued)

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including expected volatility, expected life, the risk free rate and the expected dividend yield. Expected volatility is based upon the historical volatility of the Company’s stock. Expected life represents the period of time that options granted are expected to be outstanding. The Company uses historical data and experience to estimate the expected life of options granted. The risk free interest rate for periods within the contractual life of the options are based on the United States Treasury rates in effect for the expected life of the options. The following weighted-average assumptions were used for grants issued for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
Risk free interest rate	4.47%		4.01%		4.25%
Expected life	4.4	years	4.7	years	4.0	years
Expected volatility	33.7%		35.1%		35.8%
Expected dividend yield	0%		0%		0%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 were $11.81, $11.72 and $8.82, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $19,511,000, $22,985,000 and $19,100,000, respectively. The Company recorded cash received from the exercise of stock options of $17,124,000, $15,970,000 and $14,915,000, in the years ended December 31, 2007, 2006 and 2005, respectively. The remaining unrecognized compensation cost related to unvested awards at December 31, 2007, was $18,107,000 and the weighted-average period of time over which this cost will be recognized is 2.9 years.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value. Participants may authorize the Company to withhold up to 5% of their annual salary to participate in the plan. The stock purchase plan authorizes up to 2,600,000 shares to be granted. During the year ended December 31, 2007, the Company issued 156,466 shares under the purchase plan at a weighted average price of $29.12 per share. During the year ended December 31, 2006, the Company issued 165,306 shares under the purchase plan at a weighted average price of $27.36 per share. During the year ended December 31, 2005, the Company issued 161,903 shares under the purchase plan at a weighted average price of $27.57 per share. SFAS No. 123R requires compensation expense to be recognized based on the discount between the grant date fair value and the employee purchase price for shares sold to employees. During the year ended December 31, 2007, the Company recorded $804,000 of compensation cost related to employee share purchases and a corresponding income tax benefit of $290,000. During the year ended December 31, 2006, the Company recorded $799,000 of compensation cost related to employee share purchases and a corresponding income tax benefit of $295,000. At December 31, 2007, approximately 243,000 shares were reserved for future issuance.

Other Employee Benefit Plans

The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are at least 21 years of age and have at least six months of service. The Company has agreed to make matching contributions equal to 50% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. The Company also makes additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company’s matching and profit sharing contributions under this plan are funded in the form of shares of the Company’s common stock. A total of 4,200,000 shares of common stock have been authorized for issuance under this plan. During the year ended December 31, 2007, the Company recorded $6,849,000 of compensation cost for contributions to this plan and a corresponding income tax benefit of $2,527,000. During the year ended December 31, 2006, the Company recorded $6,429,000 of compensation cost for contributions to this plan and a corresponding income tax benefit of $2,372,000. During the year ended December 31, 2005, the Company recorded $6,606,000 of compensation cost for contributions to this plan and a corresponding income tax benefit of $2,444,000. The compensation cost recorded in 2007 includes matching contributions made in 2007 and profit

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 9— SHARE-BASED EMPLOYEE COMPENSATION PLANS (CONTINUED)

Other Employee Benefit Plans (continued)

sharing contributions accrued in 2007 to be funded with issuance of shares of common stock in 2008. The Company issued 197,431 shares in 2007 to fund profit sharing and matching contributions at an average grant date fair value of $32.90. The Company issued 204,000 shares in 2006 to fund profit sharing and matching contributions at an average grant date fair value of $34.34. The Company issued 210,461 shares in 2005 to fund profit sharing and matching contributions at an average grant date fair value of $25.79. A portion of these shares related to profit sharing contributions accrued in prior periods. At December 31, 2007, approximately 863,000 shares were reserved for future issuance under this plan.

The Company has in effect a performance incentive plan for the Company’s senior management under which the Company awards shares of restricted stock that vest equally over a three-year period and are held in escrow until such vesting has occurred. Shares are forfeited when an employee ceases employment. A total of 800,000 shares of common stock have been authorized for issuance under this plan. Shares awarded under this plan are valued based on the market price of the Company’s common stock on the date of grant and compensation cost is recorded over the vesting period. The Company recorded $459,000 of compensation cost for this plan for the year ended December 31, 2007 and recognized a corresponding income tax benefit of $169,000. The Company recorded $416,000 of compensation cost for this plan for the year ended December 31, 2006 and recognized a corresponding income tax benefit of $154,000. The Company recorded $289,000 of compensation cost for this plan for the year ended December 31, 2005 and recognized a corresponding income tax benefit of $107,000. The total fair value of shares vested (at vest date) for the years ended December 31, 2007, 2006 and 2005 were $478,000, $503,000 and $524,000, respectively. The remaining unrecognized compensation cost related to unvested awards at December 31, 2007 was $521,000. The Company awarded 16,189 shares under this plan in 2007 with an average grant date fair value of $34.02. The Company awarded 18,698 shares under this plan in 2006 with an average grant date fair value of $33.12. The Company awarded 14,896 shares under this plan in 2005 with an average grant date fair value of $25.41. Compensation cost for shares awarded is recognized over the three-year vesting period. Changes in the Company’s restricted stock for the year ended December 31, 2007 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2006	16,291	$30.80
Granted during the period	16,189	34.02
Vested during the period	(14,738)	31.05
Forfeited during the period	(2,619)	32.53
Non-vested at December 31, 2007	15,123	$33.70

At December 31, 2007, approximately 645,000 shares were reserved for future issuance under this plan.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

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

NOTE 11—INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share:

	Years ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$193,988	$178,085	$164,266

Denominator:
Denominator for basic income per common share– weighted-average shares	114,667	113,253	111,613
Effect of stock options (Note 9)	1,413	1,866	1,772

Denominator for diluted income per common share- adjusted weighted-average shares and assumed conversion	116,080	115,119	113,385

Basic net income per common share	$1.69	$1.57	$1.47

Net income per common share-assuming dilution	$1.67	$1.55	$1.45

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 12—INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

	2007	2006
	(In thousands)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$1,202	$958
Unrecognized loss on short term investments	4,133	--
Other accruals	14,440	19,251
Noncurrent:
Other accruals	17,800	2,967
Total deferred tax assets	37,575	23,176

Deferred tax liabilities:
Current:
Inventories	26,010	25,988
Noncurrent:
Property and equipment	40,431	37,517
Other	4,610	3,621
Total deferred tax liabilities	71,051	67,126
Net deferred tax liabilities	$(33,476)	$(43,950)

The provision for income taxes consists of the following:

	Current	Deferred	Total
	(In thousands)
2007:
Federal	$110,302	$(5,847)	$104,455
State	9,539	(494)	9,045
	$119,841	$(6,341)	$113,500

2006:
Federal	$96,824	$(938)	$95,886
State	8,373	(79)	8,294
	$105,197	$(1,017)	$104,180

2005:
Federal	$79,720	$(616)	$79,104
State	7,754	(55)	7,699
	$87,474	$(671)	$86,803

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

Notes to Consolidated Financial Statements

NOTE 12—INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows:

	2007	2006	2005
	(In thousands)
Federal income taxes at statutory rate	$107,620	$98,793	$87,874
State income taxes, net of federal tax benefit	5,880	5,387	4,986
Other items, net	--	--	(6,057)
	$113,500	$104,180	$86,803

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

NOTE 13—ACCUMULATED OTHER COMPREHENSIVE LOSS

The adjustment to unrealized holding loss on available-for-sale securities included in accumulated other comprehensive loss for the period ended December 31, 2007 totaled $10,933,000 with a corresponding tax benefit of $4,133,000 resulting in a net of tax effect of $6,800,000.

Changes in accumulated other comprehensive loss for the period ended December 31, 2007 consist of the following:

	Unrealized Losses on Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2006	$--	$--
Current-period change	(6,800)	(6,800)
Balance at December 31, 2007	$(6,800)	$(6,800)

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

Shareholder Information

CORPORATE ADDRESS

233 South Patterson

Springfield, Missouri 65802

417-862-3333

Web site – www.oreillyauto.com

REGISTRAR AND TRANSFER AGENT

Computershare Investor Services

P.O. Box 43078

Providence, RI 02940-3078

Inquiries regarding stock transfers, lost certificates or address changes should be directed to Computershare Investor Services at the above address.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Ernst & Young LLP

One Kansas City Place

1200 Main Street, Suite 2000

Kansas City, Missouri 64105-2143

ANNUAL MEETING

The annual meeting of shareholders of O’Reilly Automotive, Inc. will be held at 10:00 a.m. local time on May 6, 2008, at the Clarion Hotel, Ballrooms 1 and 2, 3333 South Glenstone Ave in Springfield, Missouri. Shareholders of record as of February 28, 2008, will be entitled to vote at this meeting.

FORM 10-K REPORT

The Form 10-K Report of O’Reilly Automotive, Inc. filed with the Securities and Exchange Commission and our quarterly press releases are available without charge to shareholders upon written request. These requests and other investor contacts should be directed to Thomas McFall, Executive Vice President of Finance and Chief Financial Officer, at the corporate address.

TRADING SYMBOL

The Company’s common stock is traded on The Nasdaq Global Select Market under the symbol ORLY.

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 13.1 - Portions of the 2007 Annual Report to Shareholders (continued)

NUMBER OF SHAREHOLDERS

As of February 28, 2008, O’Reilly Automotive, Inc. had approximately 48,463 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

ANALYST COVERAGE

The following analysts provide research coverage of O’Reilly Automotive, Inc.:

BB&T Capital Markets – Anthony Cristello

BMO Capital Markets U.S. – Richard Weinhart

Credit Suisse – Gary Balter

Deutsche Bank Research – Michael Baker

FTN Midwest Research Securities Corp. – William Keller

Goldman Sachs Research – Matthew J. Fassler

Kevin Dann & Partners – Cid Wilson

Merriman Curhan Ford & Co. – Robert Straus

Morgan Stanley – Gregory Melich

Raymond James & Associates – Dan Wewer

RBC Capital Markets – Scot Ciccarelli

Robert W. Baird & Co. – J. David Cumberland

Sidoti & Company – Scott Stember

Stifel Nicolaus & Company, Incorportated – David Schick

Wachovia Securities – Peter Benedict

William Blair & Company – Sharon Zackfia

MARKET PRICES AND DIVIDEND INFORMATION

The prices in the table below represent the high and low sales price for O’Reilly Automotive, Inc. common stock as reported by The Nasdaq Global Select Market (see Note 4 in the Company’s consolidated financial statements for information concerning the Company’s stock split in 2005).

The common stock began trading on April 22, 1993. No cash dividends have been declared since 1992, and the Company does not anticipate paying any cash dividends in the foreseeable future.

	2007		2006
	High	Low	High	Low
First Quarter	$35.20	$31.45	$38.30	$30.87
Second Quarter	38.84	32.58	36.99	29.30
Third Quarter	38.20	31.44	34.24	27.49
Fourth Quarter	34.72	30.43	35.10	30.92
For the Year	38.84	30.43	38.30	27.49

O'Reilly Automotive, Inc. and Subsidiaries

Exhibit 21.1 - Subsidiaries of the Company

Subsidiary	State of Incorporation

Ozark Automotive Distributors, Inc.	Missouri
Greene County Realty Co.	Missouri
O’Reilly II Aviation, Inc.	Missouri
Ozark Services, Inc.	Missouri

One hundred percent of the capital stock of each of the above listed subsidiaries is directly owned by O’Reilly Automotive, Inc.

O’Reilly Automotive, Inc. and Subsidiaries

Exhibit 23.1 – Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in this Annual Report (Form 10-K) of O’Reilly Automotive, Inc. and Subsidiaries of our reports dated February 27, 2008, with respect to the consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of O’Reilly Automotive, Inc. and Subsidiaries, included in the 2007 Annual Report to Shareholders of O’Reilly Automotive, Inc. and Subsidiaries.

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

of our reports dated February 27, 2008, with respect to the consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of O’Reilly Automotive, Inc. and Subsidiaries, incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule of O’Reilly Automotive, Inc. and Subsidiaries included in this Annual Report (Form 10-K) of O’Reilly Automotive, Inc. and Subsidiaries for the year ended December 31, 2007.

/s/ Ernst & Young LLP

Kansas City, Missouri

February 27, 2008

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 31.1 – CEO Certification

CERTIFICATIONS

I, Greg Henslee, certify that:

1. I have reviewed this report on Form 10-K of O’Reilly Automotive, Inc.;

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

Date: February 29, 2008	/s/ Greg Henslee
Greg Henslee, Co-President and Chief Executive Officer (Principal Executive Officer)

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 31.2 – CFO Certification

CERTIFICATIONS

I, Thomas McFall, certify that:

1. I have reviewed this report on Form 10-K of O’Reilly Automotive, Inc.;

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

Date: February 29, 2008	/s/ Thomas McFall
Thomas McFall, Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 32.1 – CEO Certification

O’REILLY AUTOMOTIVE, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Greg Henslee, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Greg Henslee

Greg Henslee

Chief Executive Officer

February 29, 2008

This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Exhibit 32.2 – CFO Certification

O’REILLY AUTOMOTIVE, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of O’Reilly Automotive, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas McFall, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas McFall

Thomas McFall

Chief Financial Officer

February 29, 2008

This certification is made solely for purposes of 18 U.S.C. Section 1350, and not for any other purpose.