Form 10-Q
period 2008-03-31
O REILLY AUTOMOTIVE INC
filed 2008-05-09
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to

Commission file number 0-21318

O’REILLY AUTOMOTIVE, INC.

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

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common stock, $0.01 par value – 115,481,606 shares outstanding as of March 31, 2008.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended March 31, 2008

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$113,287	$47,555
Accounts receivable, net	93,123	84,242
Amounts receivable from vendors	47,293	48,263
Inventory	892,583	881,761
Other current assets	20,331	40,483
Total current assets	1,166,617	1,102,304

Property and equipment, at cost	1,534,819	1,479,779
Accumulated depreciation and amortization	408,856	389,619
Net property and equipment	1,125,963	1,090,160

Notes receivable, less current portion	24,253	25,437
Goodwill	50,583	50,447
Other assets	30,320	11,389
Total assets	$2,397,736	$2,279,737

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$417,128	$380,683
Accrued payroll	27,445	23,739
Accrued benefits and withholdings	46,536	43,463
Deferred income taxes	10,364	6,235
Other current liabilities	61,530	49,536
Current portion of long-term debt	25,323	25,320
Total current liabilities	588,326	528,976

Long-term debt, less current portion	75,068	75,149
Deferred income taxes	26,651	27,241
Other liabilities	56,678	55,894

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 245,000,000 Issued and outstanding shares – 115,481,606 as of March 31, 2008, and 115,260,564 as of December 31, 2007	1,155	1,153
Additional paid-in capital	448,173	441,731
Retained earnings	1,202,724	1,156,393
Accumulated other comprehensive loss	(1,039)	(6,800)
Total shareholders’ equity	1,651,013	1,592,477
Total liabilities and shareholders’ equity	$2,397,736	$2,279,737

See notes to condensed consolidated financial statements.

Note:  The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three MonthsEnded
	March 31,
	2008	2007
Sales	$646,220	$613,145
Cost of goods sold, including warehouse and distribution expenses	357,726	343,864

Gross profit	288,494	269,281
Selling, general and administrative expenses	214,338	192,089

Operating income	74,156	77,192
Other expense, net	450	10

Income before income taxes	73,706	77,182
Provision for income taxes	27,375	28,775

Net income	$46,331	$48,407

Net income per common share – basic	$0.40	$0.42
Net income per common share – assuming dilution	$0.40	$0.42

Weighted-average common shares outstanding – basic	115,386	113,936
Adjusted weighted-average common shares outstanding – assuming dilution	116,291	115,537

See notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Net cash provided by operating activities	$118,854	$128,631

Investing activities:
Purchases of property and equipment	(59,186)	(64,089)
Proceeds from sale of property and equipment	1,367	223
Payments received on notes receivable	1,193	1,132
Other	48	(1,402)

Net cash used in investing activities	(56,578)	(64,136)

Financing activities:
Proceeds from issuance of long-term debt	—	16,450
Tax benefit of stock options exercised	549	1,418
Principal payments of long-term debt	(79)	(26,226)
Net proceeds from issuance of common stock	2,986	4,177

Net cash provided by (used in) financing activities	3,456	(4,181)

Net increase in cash and cash equivalents	65,732	60,314
Cash and cash equivalents at beginning of period	47,555	29,903

Cash and cash equivalents at end of period	$113,287	$90,217

See notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2008

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.              Stock-based Employee Compensation Plans

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

Stock Options

The Company’s employee stock-based incentive plan provides for the granting of stock options for the purchase of common stock of the Company to directors and certain key employees of the Company.  Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant.  Director options granted under the plan expire after seven years and are fully vested after six months.  Employee options granted under the plan expire after ten years and typically vest 25% a year, over four years.  The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method.  The following table summarizes the stock option transactions during the first quarter of 2008:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2007	6,459,840	$23.30
Granted	381,000	28.05
Exercised	(139,101)	16.00
Forfeited	(148,000)	31.97
Outstanding at March 31, 2008	6,553,739	23.54
Exercisable at March 31, 2008	4,738,355	$20.26

The Company recognized stock option compensation costs of approximately $1,366,000 and $1,136,000 in the first quarter of 2008 and 2007, respectively, and recognized a corresponding income tax benefit of approximately $507,000 and $424,000, respectively.

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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2008

Stock-based Employee Compensation Plans – (continued)

Stock Options – (continued)

The following weighted-average assumptions were used for grants issued in the three months ended March 31, 2008 and 2007:

	2008	2007
Risk free interest rate	2.44%	4.72%
Expected life	3.7 Years	4.9 Years
Expected volatility	32.3%	34.6%
Expected dividend yield	0%	0%

The weighted-average grant-date fair value of options granted during the first three months of 2008 was $7.86 compared to $12.75 for the first three months of 2007.  The remaining unrecognized compensation cost related to unvested awards at March 31, 2008, was $18,391,000 and the weighted-average period of time over which this cost will be recognized is 2.8 years.

Other Employee Benefit Plans

The Company sponsors other share-based employee benefit plans including a contributory profit sharing and savings plan that covers substantially all employees, an employee stock purchase plan which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value and a performance incentive plan under which the Company’s senior management is awarded shares of restricted stock that vest equally over a three-year period.  Compensation expense recognized under these plans is measured based on the market price of the Company’s common stock on the date of award and is recorded over the vesting period.  During the first three months of 2008, the Company recorded approximately $1,807,000 of compensation cost for benefits provided under these plans and a corresponding income tax benefit of approximately $670,000.  During the first three months of 2007, the Company recorded approximately $1,953,000 of compensation cost for benefits provided under these plans and recognized a corresponding income tax benefit of approximately $728,000.

3.              Synthetic Lease Facility

On September 28, 2007, the Company completed a second amended and restated master agreement to its $49 million Synthetic Operating Lease Facility with a group of financial institutions.  The terms of such lease facility provide for an initial lease period of seven years, a residual value guarantee of approximately $39.7 million at March 31, 2008 and purchase options on the properties.  The lease facility also contains a provision for an event of default whereby the lessor, among other things, may require the Company to purchase any or all of the properties.  Management believes it is reasonable to assume that such an event of default will not occur.  One additional renewal period of seven years may be requested from the lessor, although the lessor is not obligated to grant such renewal.  The second amended and restated lease facility has been accounted for as an operating lease under SFAS No. 13 and related interpretations, including FASB Interpretation No. 46R.

4.              Goodwill

At March 31, 2008 and December 31, 2007, the value of the Company’s goodwill was as follows:

(In thousands)
Balance at December 31, 2007	$50,447
Acquisitions	136
Balance at March 31, 2008	$50,583

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2008

5.              Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share for the quarters ended March 31:

	2008	2007
Numerator (basic and diluted):
Net income	$46,331	$48,407

Denominator:
Denominator for basic income per common share– weighted-average shares	115,386	113,936
Effect of stock options	905	1,601

Denominator for diluted income per common share- adjusted weighted-average shares and assumed conversion	116,291	115,537

Basic net income per common share	$0.40	$0.42

Net income per common share-assuming dilution	$0.40	$0.42

6.              Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company).  FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company).  The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and liabilities on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The provisions of SFAS No. 159 are effective as of the beginning of the Company’s 2008 fiscal year.  The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141, Business Combinations (revised 2007) (“SFAS No. 141(R)”).  SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination.  Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase.  In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is to be applied prospectively for fiscal years beginning after December 15, 2008.  The Company is in the process of evaluating the impact, if any, of SFAS No. 141(R) on its consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

March 31, 2008

7.              Other Comprehensive Loss

The adjustment to reduce unrealized holding loss on available-for-sale securities included in accumulated other comprehensive loss for the period ended March 31, 2008 totaled $9,262,000 with a corresponding tax liability of $3,501,000 resulting in a net of tax effect of $5,761,000.

Changes in accumulated other comprehensive loss for the period ended March 31, 2008 consist of the following:

	Unrealized Losses on Securities	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2007	$(6,800)	$(6,800)
Current-period change	5,761	5,761
Balance at March 31, 2008	$(1,039)	$(1,039)

Comprehensive income for the first quarter ended March 31, 2008 was $52,092,000 and for the first quarter ended March 31, 2007 was $48,407,000.

8.              Subsequent events

On April 1, 2008, the company entered into a definitive merger agreement with CSK Auto Corporation (“CSK”) under which the company will acquire all of the outstanding shares of CSK common stock.  Under the terms of the agreement, CSK shareholders will receive $11.00 of the company’s common stock, subject to a collar, plus $1.00 in cash for each share of CSK stock.  The collar will be determined using an exchange ratio equal to $11.00 divided by the average trading price of the company’s common stock for the five trading days ending two trading days prior to the consummation of the exchange offer.  However, if the average trading price of the company’s stock is greater than $29.95, then the exchange ratio shall equal 0.3673, and if the average trading price is less than $25.67, then the exchange ratio shall equal 0.4285.  The $1.00 in cash is subject to reduction for costs, if any, in excess of $3 million associated with obtaining any credit agreement waivers or amendments from CSK’s lenders that may be required prior to the closing of the merger agreement.  If CSK sought to accept a superior proposal, CSK would be required to pay the company a termination fee of $22 million.  The transaction is valued at approximately $1.0 billion, including $500 million of assumed debt.  The company has entered into a commitment for a $1.2 billion asset based revolving credit facility with Bank of America and Lehman Brothers Inc. which will be used to refinance debt, fund the cash portion of the consideration, pay for other transaction-related expenses and provide liquidity for the combined company going forward.  The boards of directors of both companies have approved the transaction.  Completion of this acquisition, subject to regulatory approval and customary closing conditions, is expected in the summer of 2008.

On April 18, 2008, the company announced that the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for the merger agreement.  Termination of the waiting period satisfies one of the regulatory approvals required for closing the merger agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” or “O’Reilly” refer to O’Reilly Automotive, Inc. and its subsidiaries.

Overview

We are one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself customers and professional installers.  At March 31, 2008, we operated 1,867 stores in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Minnesota, Mississippi, Missouri, Montana, Nebraska, North Carolina, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Virginia, Wisconsin and Wyoming.  Our stores carry an extensive line of products consisting of new and remanufactured automotive hard parts, maintenance items and accessories and a complete line of auto body paint and related materials, automotive tools and professional service equipment.  We do not sell tires or perform automotive repairs or installations.

We view the following factors to be the key drivers of current and future demand for the products we sell:

Number of miles driven and number of registered vehicles – the total number of miles driven in the US heavily influences the demand for the repair and maintenance products we sell.  The long-term trend in the number of vehicles on the road and the total miles driven in the U.S. has exhibited steady growth over the past decade.  Since 1998, the total number of miles driven in the United States has increased at an annual rate of approximately 1.6%.  The total number of vehicles on the road has increased from 191 million registered light vehicles in 1998 to 237 million in 2007.  Total number of miles driven remained relatively unchanged in 2007 as many consumers responded to rising fuel prices and other economic constraints in part by curtailing automobile usage.  We believe that the long-term trend in miles driven will resemble historical growth rates primarily because of the increasing number of vehicles on the road.

Average vehicle age – changes in the average age of vehicles on the road impacts demand for automotive aftermarket products.  As the average age of a vehicle increases, the vehicle goes through more routine maintenance cycles requiring replacement parts such as brakes, belts, hoses, batteries, and filters.  The sales of these products are a key component of our business.  The average age of the vehicle population has increased over the past decade from 8.9 years for passenger cars and 8.3 years for light trucks in 1998 to 10.1 and 8.8 years, respectively, in 2007.  We expect that consumers will continue to choose to keep their vehicles longer and drive them at higher mileages and that the increasing trend in average vehicle age will continue.

Unperformed maintenance – according to estimates compiled by the Automotive Aftermarket Industry Association, the annual amount of unperformed or underperformed maintenance in the United States totaled $60 billion for 2007.  This metric represents the degree to which routine vehicle maintenance recommended by the manufacturer is not being performed.  Consumer decisions to avoid or defer maintenance affect demand for our products and the total amount of unperformed maintenance represents potential future demand.  We believe that challenging macroeconomic conditions in 2007and the first quarter of 2008 contributed to an increase in unperformed maintenance.

Product quality differentiation – we provide our customers with an assortment of products that are differentiated by quality for most of the product lines we offer.  For many of our product offerings, this quality differentiation reflects “good”, “better”, and “best” alternatives.  Our sales and total gross margin dollars are highest for the “best” quality category of products.  Consumers’ willingness to select products at a higher point on the value spectrum is a driver of sales and profitability in our industry.  We believe that the average consumer’s tendency has been to “trade-down” to lower quality products during the recent challenging economic conditions.  We have ongoing initiatives targeted to marketing higher quality products to our customers and expect our customers to be more willing to return to purchasing up on the value spectrum in the future.

We recorded net sales of $646 million for the quarter ended March 31, 2008, an increase of 5.4% compared to $613 million in first quarter of 2007.  We recorded diluted earnings per common share of $0.40 for the three months ended March 31, 2008 down from $0.42 for the first three months of 2007.  The addition of new stores continues to fuel consistent growth; however, the challenging macroeconomic conditions in addition to strong comparable store sales comparisons for the first quarter of 2007 led to lower than anticipated comparable store sales results for the first quarter of 2008.  Selling, general and administrative expenses were higher during the first quarter of 2008 and, together with slightly lower demand, resulted in less net income compared to the first quarter of 2007.  While the current economic conditions have affected our short-term results, we believe that the impact of current economic conditions on consumer demand is not permanent, and we remain confident that the long-term drivers of demand in the automotive aftermarket business are positive.

Our strategy continues to be to expand market share by aggressively entering new markets, expanding our store base in our current markets and increasing the productivity of our existing stores.  We feel that our dual market strategy of targeting both the do-it-yourself retail customer and commercial installer positions the company extremely well to take advantage of growth in the automotive aftermarket business.  We continue to remain focused on profitable expansion of our store base through entry into geographic regions contiguous to our existing markets, incremental store growth in compelling markets within our current regions and selective acquisitions.  We believe our investment in store growth will be funded with the cash flows generated by our existing operations and through available borrowings under our current credit facility or our anticipated asset based revolving credit facility that has been previously committed by Bank of America and Lehman Brothers, Inc.

Recent Developments

On April 1, 2008, we entered into a definitive merger agreement with CSK Auto Corporation (“CSK”) under which we will acquire all of the outstanding shares of CSK common stock.  Under the terms of the agreement, CSK shareholders will receive $11.00 of our common stock, subject to a collar, plus $1.00 in cash for each share of CSK stock.  The collar will be determined using an exchange ratio equal to $11.00 divided by the average trading price of our common stock for the five trading days ending two trading days prior to the consummation of the exchange offer.  However, if the average trading price of our stock is greater than $29.95, then the exchange ratio shall equal 0.3673, and if the average trading price is less than $25.67, then the exchange ratio shall equal 0.4285.  The $1.00 in cash is subject to reduction for costs, if any, in excess of $3 million associated with obtaining any credit agreement waivers or amendments from CSK’s lenders that may be required prior to the closing of the merger agreement.  If CSK sought to accept a superior proposal, CSK would be required to pay us a termination fee of $22 million.  The transaction is valued at approximately $1.0 billion, including $500 million of assumed debt.  We have entered into a commitment for a $1.2 billion asset based revolving credit facility with Bank of America and Lehman Brothers Inc. which will be used to refinance debt, fund the cash portion of the consideration, pay for other transaction-related expenses and provide liquidity for the combined company going forward.   The boards of directors of both companies have approved the transaction.  Completion of this acquisition, subject to regulatory approval and customary closing conditions, is expected in the summer of 2008.  On April 18, 2008, we announced that the Federal Trade Commission had granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for the merger agreement.  Termination of the waiting period satisfies one of the regulatory approvals required for closing the merger agreement.

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words.  In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results.  Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses, weather, terrorist activities, war and the threat of war.  Actual results may materially differ from anticipated results described or implied in these forward-looking statements.  Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2007, for additional factors that could materially affect our financial performance.

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

•                  Self-Insurance Reserves – We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities from workers’ compensation, general liability, vehicle liability, property loss, and employee health care benefits.  With the exception of employee health care benefit liabilities, which are limited by the design of these plans, we obtain third-party insurance coverage to limit our exposure for any individual claim.  When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts.  The assumptions made by management as they relate to each of these factors represent our judgment as to the most probable cumulative impact of each factor to our future obligations.  Our calculation of our self-insurance liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date and the application of alternative assumptions would result in a different estimate of these liabilities.  Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains.  As we obtain additional information that affects the assumptions and estimates we used to recognize liabilities for claims incurred in prior accounting periods, we adjust our self-insurance liabilities to reflect the revised estimates based on this additional information. If self-insurance reserves were changed 10% from our estimated reserves at December 31, 2007, the financial impact would have been approximately $4.7 million or 1.5% of pretax income.

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

•                  Taxes – We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions.  These audits can involve complex issues, which may require an extended period of time to resolve.  We regularly review our potential tax liabilities for tax years subject to audit.  The amount of such liabilities is based on various factors, such as differing interpretations of tax regulations by the responsible tax authority, experience with previous tax audits and applicable tax law rulings.  Changes in our tax liability may occur in the future as our assessments change based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations.  In management’s opinion, adequate provisions for income taxes have been made for all years presented.  The estimates of our potential tax liabilities contain uncertainties because management must use judgment to estimate the exposures associated with our various tax positions and actual results could differ from our estimates.  Alternatively, we could have applied assumptions regarding the eventual outcome of the resolution of open tax positions that would differ from our current estimates but that would still be reasonable given the nature of a particular position.  Our judgment regarding the most likely outcome of uncertain tax positions has historically resulted in an estimate of our tax liability that is greater than actual results.  While our estimates are subject to the uncertainty noted in the preceding discussion, our initial estimates of our potential tax liabilities have historically not been materially different from actual results except in instances where we have reversed liabilities that were recorded for periods that were subsequently closed with the applicable taxing authority.  The accounting for our tax reserves changed with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007.

•                  Share-based compensation – Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS No. 123R”), under the modified prospective method.  Under this application, we record share-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remain unvested at the date of adoption.  Currently, our share-based compensation relates to stock option awards, employee share purchase plan discounts, restricted stock awards and shares contributed directly to other employee benefit plans.

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

Results of Operations

Sales increased $33 million, or 5.4% from $613 million in the first quarter of 2007, to $646 million in the first quarter of 2008.  The addition of 37 net new stores opened in the first three months of 2008 contributed $2 million to the first quarter sales increase.  A full three months of sales for stores opened throughout 2007, excluding sales that are included in our comparable store sales totals, added an additional $35 million to the first quarter sales increase, slightly offset by a $2 million dollar decrease in other non-store sales.  We believe that the sales achieved by our stores are the result of superior inventory availability, offering a broader selection of products in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores, compensation programs for all store team members that provide incentives for performance and our continued focus on serving professional installers.  Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to team members.  Comparable store sales for the first thee months of 2008 decreased by 0.4%, reducing the first quarter sales increase by $2 million.  We believe that the comparable store sales decrease was primarily attributable to weakened consumer demand resulting from the challenging macroeconomic environment in addition to the very strong comparable store sales increase of 6.8% during the first quarter of 2007.  Demand in our markets was affected by the constraints on our customers’ discretionary income as a result of higher energy costs, inflation on consumable goods and general economic conditions.  At March 31, 2008, we operated 1,867 stores compared to 1,687 stores at March 31, 2007.  Due to the proposed acquisition of CSK Auto Corporation (“CSK”), we anticipate that new store unit growth will range from 140 to 150 new stores in 2008, which is below our historical rate of new store growth.

Gross profit increased $19 million, or 7.1% from $269 million (or 43.9% of sales) in the first quarter of 2007 to $288 million (or 44.6% of sales) in the first quarter of 2008.  The increase in gross profit dollars was primarily a result of the increase in sales resulting from the greater number of stores open during the first quarter 2008 compared to the same period in 2007.  The increase in gross profit as a percentage of sales was the result of changes in product mix and lower product acquisition cost.  Changes in product mix resulted from the recent trend by our customers to purchase a lower priced product when offered an assortment of products differentiated by quality.  This trend toward the lower end of the value/quality spectrum resulted in higher gross margins as a percentage of sales but lower total sales and gross margin dollars.  Product acquisition cost improved due to increased imports from lower cost providers in foreign countries as well as improved negotiating leverage with our vendors resulting from our increased purchasing power.  We anticipate that smaller incremental improvements in gross profit will occur throughout the remainder of 2008.

Selling, general and administrative expenses (“SG&A”) increased $22 million, or 11.6% from $192 million (or 31.3% of sales) in the first quarter of 2007 to $214 million (or 33.2% of sales) in the first quarter of 2008.  The increase in these expenses was primarily attributable to increased salaries and benefits, rent and other costs associated with the addition of employees and facilities to support the increased level of our operations.  The increase in SG&A as a percentage of sales was primarily driven by the decline in comparable store sales in the first quarter in addition to increased fuel, advertising and depreciation costs.

Our estimated provision for income taxes decreased $1.4 million to $27.4 million for the first quarter 2008 compared to $28.8 million for the same period in 2007.  This decrease is the result of our lower taxable income.  Our effective tax rate was 37.1% of income before income taxes for the first quarter of 2008 versus 37.3% for the same period in 2007.

As a result of the impacts discussed above, net income decreased $2 million from $48 million in 2007 (7.9% of sales) to $46 million in 2008 (7.2% of sales).

Liquidity and Capital Resources

Net cash provided by operating activities decreased from $128.6 million for the first quarter of 2007 to $118.9 million for the first quarter of 2008.  This decrease was principally due to decreased net income as discussed above in “Results of Operation” and less improvement in the ratio of accounts payable to inventory in the first quarter of 2008 than was realized in the first quarter of 2007.

Net cash used in investing activities decreased from $64.1 million during the first quarter of 2007 to $56.6 million for the comparable period in 2008, primarily due to a decrease in capital expenditures from our store expansion program.  Our store expansion program resulted in the addition of 37 new stores in the first three months of 2008 compared to the addition of 47 new stores for the same period in 2007.  During the first three months of 2008, we relocated 12 stores compared to the relocation of six stores during the same period in 2007.

Net cash provided by financing activities increased $7.6 million from $4.2 million used in financing activities during the first three months of 2007 to $3.4 million provided by financing activities in the first three months of 2008.  The increase in cash flows from financing activities is the result of the repayment of long-term debt during the first quarter of 2007 slightly offset by a decrease in the proceeds and tax benefits from the exercise of stock options due to less activity in the first quarter of 2008 compared to the same period in 2007.

We have available an unsecured, five-year syndicated revolving credit facility in the amount of $100 million.  The credit facility may be increased at our request to a total of $200 million, subject to availability of such additional credit from either existing banks within the credit facility or other banks.  At March 31, 2008, there were no outstanding borrowings under the revolving credit facility.  Letters of credit totaling $28.6 million were outstanding under the credit facility at March 31, 2008.  Accordingly, we have aggregate availability for additional borrowings of $71.4 million under the revolving credit facility.  The revolving credit facility, which bears interest at LIBOR plus a spread ranging from 0.375% to 0.75% (at March 31, 2008, the spread was 0.375% resulting in an applicable rate of 3.5625%), expires in July 2010.

Our continuing store expansion program requires significant capital expenditures and working capital principally for inventory requirements.  The costs associated with opening a new store (including the cost of land acquisition, improvements, fixtures, net inventory investment and computer equipment) are estimated to average approximately $1.2 to $1.4 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site.  We plan to finance our expansion program through cash expected to be provided from operating activities and available borrowings under our existing credit facilities or our anticipated asset based revolving credit facility that has been previously committed by Bank of America and Lehman Brothers, Inc.

During the first quarter of 2008, we opened 37 net new stores.  We plan to open approximately 113 additional stores during the remainder of 2008.  The funds required for such planned expansions are expected to be provided by existing cash balances, cash generated from operating activities and existing credit facilities or our anticipated asset based revolving credit facility that has been previously committed by Bank of America and Lehman Brothers, Inc.

In connection with the proposed acquisition of CSK, we have entered into a commitment for a $1.2 billion asset based revolving credit facility with Bank of America and Lehman Brothers Inc. which we anticipate using to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined company going forward.  We believe that our existing cash, cash expected to be provided by operation activities and our current credit facility or, if we close the CSK transaction, our anticipated asset based revolving credit facility will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future.

Contractual Obligations

At March 31, 2008, we had long-term debt with maturities of less than one year of $25,323,000 and long-term debt with maturities over one year of $75,068,000, representing a total decrease in all outstanding debt of $78,000 from March 31, 2007.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2008 for us).  FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (fiscal year 2009 for us).  The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position, results of operations or cash flows.  We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and liabilities on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The provisions of SFAS No. 159 are effective as of the beginning of our 2008 fiscal year.  The adoption of SFAS No. 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141, Business Combinations (revised 2007) (“SFAS No. 141(R)”).  SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination.  Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase.  In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is to be applied prospectively for fiscal years beginning after December 15, 2008.  We are in the process of evaluating the impact, if any, of SFAS No. 141(R) on our consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates.  Since no amounts were outstanding under the revolving credit facility at March 31, 2008, changes in interest rates would not have any effect.  In the event of an adverse change in interest rates and assuming the Company had amounts outstanding under the credit facility, management would likely take actions that would mitigate our exposure to interest rate risk particularly if our borrowing levels increase to any significant extent; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action.  Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) as of March 31, 2008.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2008, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of our business.  We do not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on our business.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits:

Number

Description

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

O’REILLY AUTOMOTIVE, INC.

May 9, 2008	/s/ Greg Henslee
Date	Greg Henslee, Co-President and Chief Executive Officer (Principal Executive Officer)

May 9, 2008	/s/ Thomas McFall
Date	Thomas McFall, Executive Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number

Description

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.