Form 10-K/A
period 2007-12-31
O REILLY AUTOMOTIVE INC
filed 2008-06-10
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

O’REILLY AUTOMOTIVE, INC.

(Exact name of registrant as specified in its charter)

Missouri	0-21318	44-0618012
(State or other jurisdiction of incorporation or organization)	Commission file number	(IRS Employer Identification No.)

233 South Patterson

Springfield, Missouri 65802

(Address of principal executive offices, zip code)

(417) 862-6708

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:  Common Stock, $0.01 par value                Name of Each Exchange on which Registered:  The Nasdaq Global Select Market

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

Amendment No. 1 to the Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2007

EXPLANATORY NOTE

O’Reilly Automotive, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to the Company’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2008 (the “Original Filing”), to make certain corrections to the exhibit list included therein and other references to such exhibit list as set forth below. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amended Filing sets forth the complete text of Item 15 of the Company’s Form 10-K for the year ended December 31, 2007, as amended, and also includes certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing and this Amended Filing does not amend, update or change any other items or disclosures in the Original Filing. This Amended Filing continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amended Filing to speak to any later date.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements-O’Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders’ Report of the registrant for the year ended December 31, 2007, incorporated herein by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm (page 26)

Consolidated Balance Sheets as of December 31, 2007, and 2006 (page 27)

Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005 (page 28)

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006, and 2005 (page 29)

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005 (page 30)

Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006, and 2005 (pages 31-40)

2.	Financial Statement Schedule-O’Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statement schedule of O’Reilly Automotive, Inc. and Subsidiaries is included in Item 15(c):

Schedule II-Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3	Exhibits

See Exhibit Index on page E-1.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Col. A	Col. B	Col. C		Col. D		Col. E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses	Additions - Charged to Other Accounts - Describe	Deductions - Describe		Balance at End of Period
(Amounts in thousands)

Year ended December 31, 2007:
Deducted from asset account:
Sales and returns allowances	$1,540	$723	$—	$—		$2,263
Allowance for doubtful accounts	2,861	5,361	—	5,043	(1)	3,179

Year ended December 31, 2006:
Deducted from asset account:
Sales and returns allowances	$1,176	$364	$—	$—		$1,540
Allowance for doubtful accounts	2,778	4,585	—	4,503	(1)	2,861

Year ended December 31, 2005:
Deducted from asset account:
Sales and returns allowances	$1,176	$—	$—	$—		$1,176
Allowance for doubtful accounts	3,417	4,968	—	5,607	(1)	2,778

(1)	Uncollectible accounts written off

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

(Registrant)

Date: June 10, 2008

By /s/ Greg Henslee

Greg Henslee

Chief Executive Officer and Co-President

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 27, 2005, is incorporated herein by this reference.

3.2	Amended and Restated Bylaws of the Registrant as Amended by Amendment No. 1, filed as Exhibit 3.2 to the Form 8-K dated November 12, 2003, is incorporated herein by reference.

4.1*	Form of Stock Certificate for Common Stock.

4.2	Rights Agreement, dated as of May 7, 2002, between O’Reilly Automotive, Inc. and UMB Bank, N.A., as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B and the Form of Summary of Rights as Exhibit C, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2002, is incorporated herein by this reference.

10.1* (a)	Form of Employment Agreement between the Registrant and David E. O’Reilly, Lawrence P. O’Reilly, Charles H. O’Reilly, Jr. and Rosalie O’Reilly Wooten.

10.2*	Lease between the Registrant and O’Reilly Investment Company.

10.3*	Lease between the Registrant and O’Reilly Real Estate Company.

10.4 (a)	Form of Retirement Agreement between the Registrant and David E. O’Reilly, Lawrence P. O’Reilly, Charles H. O’Reilly, Jr. and Rosalie O’Reilly Wooten, filed as Exhibit 10.4 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference.

10.7 (a)	O’Reilly Automotive, Inc. Profit Sharing and Savings Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 33-73892, is incorporated herein by this reference.

10.8* (a)	O’Reilly Automotive, Inc. 1993 Stock Option Plan.

10.9* (a)	O’Reilly Automotive, Inc. Stock Purchase Plan.

10.10* (a)	O’Reilly Automotive, Inc. Director Stock Option Plan.

10.11*	Commercial and Industrial Real Estate Sale Contract between Westinghouse Electric Corporation and Registrant.

10.12*	Form of Assignment, Assumption and Indemnification Agreement between Greene County Realty and Shamrock Properties, Inc.

10.13	Loan commitment and construction loan agreement between the Registrant and Deck Enterprises, filed as Exhibit 10.13 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1993, are incorporated herein by this reference.

EXHIBIT INDEX (continued)

Exhibit No.	Description

10.14	Lease between the Registrant and Deck Enterprises, filed as Exhibit 10.14 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by this reference.

10.15 (a)	Amended Employment Agreement between the Registrant and Charles H. O’Reilly, Jr., filed as Exhibit 10.17 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference.

10.16	O’Reilly Automotive, Inc. Performance Incentive Plan, filed as Exhibit 10.18 (a) to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference.

10.17 (a)	Second Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by this reference.

10.18	Credit Agreement between the Registrant and NationsBank, N.A. , dated October 16, 1997, filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by this reference.

10.19	Credit Agreement between the Registrant and NationsBank, N.A. , dated January 27, 1998, filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.20 (a)	Third Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.21 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.21 (a)	First Amendment to the O’Reilly Automotive, Inc. Directors’ Stock Option Plan, filed as Exhibit 10.22 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.22 (a)	O’Reilly Automotive, Inc. Deferred Compensation Plan, filed as Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.23	Trust Agreement between the Registrant’s Deferred Compensation Plan and Bankers Trust, dated February 2, 1998, filed as Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.24 (a)	2001 Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, dated May 8, 2001, filed as Exhibit 10.24 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by this reference.

10.25	Note Purchase Agreement, filed as Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is incorporated herein by this reference.

EXHIBIT INDEX (continued)

Exhibit No.	Description

10.26 (a)	First Amendment to Retirement Agreement, dated February 7, 2001, filed as Exhibit 10.26 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference.

10.27 (a)	Fourth Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, dated February 7, 2001, filed as Exhibit 10.27 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference.

10.28	Credit Agreement between Registrant and Wells Fargo Bank, N.A., dated July 29, 2002 filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by this reference.

10.35	Credit Agreement between Registrant and Wells Fargo Bank, N.A. and Bank of America, N.A., dated July 29, 2005, filed as Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, is incorporated herein by this reference.

10.37 (a)	Amended and Restated O’Reilly Automotive, Inc 2003 Incentive Plan, filed as Appendix B to the Registrant’s Proxy Statement for 2005 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.38 (a)	Amended and Restated O’Reilly Automotive, Inc 2003 Directors’ Stock Plan, filed as Appendix C to the Registrant’s Proxy Statement for 2005 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

13.1	Portions of the 2007 Annual Report to Shareholders, filed as Exhibit 13.1 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2007, are incorporated herein by this reference.

18.0	Independent Registered Public Accounting Firm Letter Regarding Accounting Change, dated March 7, 2005, filed as Exhibit 18.0 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by this reference.

21.1	Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2007, are incorporated herein by this reference.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm, filed as Exhibit 23.1 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by this reference.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

EXHIBIT INDEX (continued)

Exhibit No.	Description

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Previously filed as Exhibit of same number to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, and incorporated herein by this reference.

(a) Management contract or compensatory plan or arrangement.

E-4