Form 10-Q
period 2008-06-30
O REILLY AUTOMOTIVE INC
filed 2008-08-11
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☒           No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).

Yes ☐           No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common stock, $0.01 par value – 133,971,868 shares outstanding as of July 31, 2008.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended June 30, 2008

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$117,214	$47,555
Accounts receivable, net	97,186	84,242
Amounts receivable from vendors	42,571	48,263
Inventory	904,152	881,761
Other current assets	20,182	40,483
Total current assets	1,181,305	1,102,304

Property and equipment, at cost	1,601,180	1,479,779
Accumulated depreciation and amortization	429,403	389,619
Net property and equipment	1,171,777	1,090,160

Notes receivable, less current portion	24,100	25,437
Goodwill	51,145	50,447
Other assets	34,440	11,389
Total assets	$2,462,767	$2,279,737

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$446,013	$380,683
Accrued payroll	25,075	23,739
Accrued benefits and withholdings	44,837	43,463
Deferred income taxes	10,765	6,235
Other current liabilities	55,909	49,536
Current portion of long-term debt	311	25,320
Total current liabilities	582,910	528,976

Long-term debt, less current portion	75,000	75,149
Deferred income taxes	27,592	27,241
Other liabilities	60,026	55,894

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares – 115,761,048 as of June 30, 2008, and 115,260,564 as of December 31, 2007	1,158	1,153
Additional paid-in capital	457,041	441,731
Retained earnings	1,258,512	1,156,393
Accumulated other comprehensive income (loss)	528	(6,800)
Total shareholders’ equity	1,717,239	1,592,477
Total liabilities and shareholders’ equity	$2,462,767	$2,279,737

See notes to condensed consolidated financial statements.

Note:  The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	$704,430	$643,108	$1,350,650	$1,256,253
Cost of goods sold, including warehouse and distribution expenses	387,333	355,923	745,059	699,787

Gross profit	317,097	287,185	605,591	556,466
Selling, general and administrative expenses	228,709	205,627	443,047	397,716

Operating income	88,388	81,558	162,544	158,750
Other income, net	675	781	225	771

Income before income taxes	89,063	82,339	162,769	159,521
Provision for income taxes	33,275	30,440	60,650	59,215

Net income	$55,788	$51,899	$102,119	$100,306

Net income per common share	$0.48	$0.45	$0.88	$0.88
Net income per common share-assuming dilution	$0.48	$0.45	$0.88	$0.87

Weighted-average common shares outstanding	115,696	114,533	115,541	114,288
Adjusted weighted-average common shares outstanding – assuming dilution	116,509	116,111	116,400	115,878

See notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2008	2007

Net cash provided by operating activities	$215,468	$191,930

Investing activities:
Purchases of property and equipment	(125,352)	(140,622)
Proceeds from sale of property and equipment	1,565	1,453
Payments received on notes receivable	2,444	2,560
Other	(4,570)	(2,095)

Net cash used in investing activities	(125,913)	(138,704)

Financing activities:
Proceeds from issuance of long-term debt	—	16,450
Principal payments of long-term debt	(25,159)	(26,303)
Net proceeds from issuance of common stock	4,691	13,829
Tax benefit of stock options exercised	572	5,379

Net cash (used in) provided by financing activities	(19,896)	9,355

Net increase in cash and cash equivalents	69,659	62,581
Cash and cash equivalents at beginning of period	47,555	29,903

Cash and cash equivalents at end of period	$117,214	$92,484

See notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2008

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.              Stock-based Employee Compensation Plans

In accordance with Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS No. 123R”), the Company recognizes share-based compensation expense based on the fair value of the awards at the time of the grant. Share-based payments include stock option awards issued under the Company’s employee stock option plan, director stock option plan, stock issued through the Company’s employee stock purchase plan and stock awarded to employees through other benefit programs.

Stock Options

The Company’s employee stock-based incentive plan provides for the granting of stock options for the purchase of common stock of the Company to directors and certain key employees of the Company. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Director options granted under the plan expire after seven years and are fully vested after six months. Employee options granted under the plan expire after ten years and typically vest 25% a year, over four years. The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. The following table summarizes the stock option transactions during the first six months of 2008:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2007	6,459,840	$23.30
Granted	681,250	27.47
Exercised	(165,069)	16.40
Forfeited	(294,550)	30.92
Outstanding at June 30, 2008	6,681,471	23.55
Exercisable at June 30, 2008	4,755,151	$20.47

The Company recognized stock option compensation costs of approximately $1,567,000 and $2,933,000 for the three and six months ended June 30, 2008, respectively, and recognized a corresponding income tax benefit of approximately $585,000 and $1,092,000 for the three and six months ended June 30, 2008, respectively. The Company recognized stock option compensation costs of approximately $1,527,000 and $2,663,000 for the three and six months ended June 30, 2007, respectively, with a corresponding income tax benefit of approximately $565,000 and $988,000 for the three and six months ended June 30, 2007, respectively.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including expected volatility, expected life, the risk free rate and the expected dividend yield. Expected volatility is based upon the historical volatility of the Company’s stock. Expected life represents the period of time that options granted are expected to be outstanding. The Company uses historical data and experience to estimate the expected life of options granted. The risk free interest rate for periods within the contractual life of the options are based on the United States Treasury rates in effect at the time the options are granted for the options’ expected life.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2008

2.         Stock-based Employee Compensation Plans (continued)

Stock Options – (continued)

The following weighted-average assumptions were used for grants issued in the six months ended June 30, 2008 and 2007:

	2008		2007
Risk free interest rate	2.67%		4.72%
Expected life	3.9	Years	4.8	Years
Expected volatility	32.3%		34.5%
Expected dividend yield	0%		0%

The weighted-average grant date fair value of options granted during the first six months of 2008 was $8.02 compared to $12.78 for the first six months of 2007. The remaining unrecognized compensation cost related to unvested awards at June 30, 2008, was $18,256,000 and the weighted-average period of time over which this cost will be recognized is 2.8 years.

Other Employee Benefit Plans

The Company sponsors other share-based employee benefit plans including a contributory profit sharing and savings plan that covers substantially all employees, an employee stock purchase plan which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value and a performance incentive plan under which the Company’s senior management is awarded shares of restricted stock that vest equally over a three-year period. Compensation expense recognized under these plans is measured based on the market price of the Company’s common stock on the date of award and is recorded over the vesting period. During the three and six months ended June 30, 2008, the Company recorded approximately $1,889,000 and $3,696,000 of compensation cost for benefits provided under these plans and a corresponding income tax benefit of approximately $705,000 and $1,375,000, respectively. During the three and six months ended June 30, 2007, the Company recorded approximately $1,964,000 and $3,917,000 of compensation cost for benefits provided under these plans and recognized a corresponding income tax benefit of approximately $725,000 and $1,453,000, respectively.

3.              Synthetic Lease Facility

On September 28, 2007, the Company completed a second amended and restated master agreement to its $49 million Synthetic Operating Lease Facility with a group of financial institutions. The terms of such lease facility provide for an initial lease period of seven years, a residual value guarantee of approximately $39.7 million at June 30, 2008 and purchase options on the properties. The lease facility also contains a provision for an event of default whereby the lessor, among other things, may require the Company to purchase any or all of the properties. One additional renewal period of seven years may be requested from the lessor, although the lessor is not obligated to grant such renewal. The second amended and restated lease facility has been accounted for as an operating lease under SFAS No. 13 and related interpretations, including FASB Interpretation No. 46R.

On July 11, 2008, the Company, in connection with the acquisition of CSK Auto Corporation (“CSK”), purchased all the properties included in its Synthetic Operating Lease Facility, thus terminating the facility. The purchase was funded through borrowings under a new asset-based revolving credit facility. See Note 9 for additional information.

4.              Goodwill

At June 30, 2008 and December 31, 2007, the value of the Company’s goodwill was as follows:

(In thousands)
Balance at December 31, 2007	$50,447
Acquisitions	698
Balance at June 30, 2008	$51,145

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2008

5.              Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share for the three and six months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$55,788	$51,899	$102,119	$100,306

Denominator:
Denominator for basic income per common share - weighted-average shares	115,696	114,533	115,541	114,288
Effect of stock options	813	1,578	859	1,590

Denominator for diluted income per common share - adjusted weighted-average shares and assumed conversion	116,509	116,111	116,400	115,878

Basic net income per common share	$0.48	$0.45	$0.88	$0.88

Net income per common share-assuming dilution	$0.48	$0.45	$0.88	$0.87

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

In December 2007, the FASB issued SFAS No. 141, Business Combinations (revised 2007) (“SFAS No. 141(R)”).  SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination.  Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase.  In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is to be applied prospectively for fiscal years beginning after December 15, 2008.  The Company is in the process of evaluating the potential future impact, if any, of SFAS No. 141(R) on its consolidated financial position, results of operations or cash flows.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2008

7.              Other Comprehensive Income

The adjustment to unrealized holding gains on available-for-sale securities, consisting of the Company’s investment in CSK stock, included in accumulated other comprehensive income for the six months ended June 30, 2008 totaled $11,782,000 with a corresponding tax liability of $4,454,000 resulting in a net of tax effect of $7,328,000.

Changes in accumulated other comprehensive income for the period ended June 30, 2008 consist of the following:

	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income
	(In thousands)
Balance at December 31, 2007	$(6,800)	$(6,800)
Period change	7,328	7,328
Balance at June 30, 2008	$528	$528

Comprehensive income for the three and six months ended June 30, 2008 was $57,355,000 and $109,447,000, respectively. Comprehensive income for the three and six months ended June 30, 2007 was $51,899,000 and $100,306,000, respectively.

8.              Long-Term Debt

On May 16, 2008, the Company repaid its Series 2001-B Senior Notes that were issued for $25 million on May 16, 2001 using available cash on hand. These notes, along with the Series 2001-A Senior Notes (issued for $75 million, and refinanced on May 15, 2006) were part of a $100 million private placement of two series of unsecured senior notes issued on May 16, 2001.

9.              Subsequent Events

On July 11, 2008 the Company announced that its indirect, wholly owned subsidiary accepted, for payment and exchange, all shares validly tendered pursuant to its offer for all the outstanding shares of common stock of CSK. Each validly tendered and not withdrawn share of CSK was exchanged for 0.4285 of a share of the Company’s common stock plus $1.00 in cash. As of midnight, Eastern Daylight Time, on Thursday July 10, 2008, a total of 38,092,340 CSK shares were validly tendered in the offer and not withdrawn (not including 2,903,556 shares delivered through notices of guaranteed delivery). Together, with the shares the Company previously owned, upon accepting CSK shares for exchange, the Company owned 40,246,268 shares of CSK common stock, or approximately 90.5% of the issued and outstanding shares of CSK common stock. Having acquired over 90% of the shares of CSK issued and outstanding, the Company completed a short-form merger of its indirect wholly owned subsidiary with and into CSK, with CSK continuing as the surviving corporation and indirect wholly owned subsidiary of the Company. After completion of the merger, the remaining outstanding shares of CSK common stock (other than shares of CSK common stock held in CSK’s treasury or owned by CSK, the Company or any of its subsidiaries and shares of which dissenter’s rights are perfected) were converted into the right to receive 0.4285 of a share of the Company’s common stock plus $1.00 in cash for each such share.

On July 11, 2008, the Company, in connection with the acquisition of CSK, entered into a Credit Agreement for a $1.2 billion asset-based revolving credit facility led by Bank of America, N.A. and Lehman Brothers Inc., which it used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward. The Credit Agreement is comprised of a $1.075 billion tranche A revolving credit facility and a $125.0 million first-in-last-out revolving credit facility. On the date of the transaction, the amount of the borrowing base available, as described in the Credit Agreement, under the credit facility was $1.05 billion of which the Company borrowed $588 million. The Company used borrowings under the credit facility to repay certain existing debt of CSK, repay its $75 million 2006-A Senior Notes and purchase all of the properties that had been leased under the Company’s synthetic lease facility.

Borrowings under the tranche A revolver initially bear interest, at the Company’s option, at a rate equal to either a base rate plus 1.50% per annum or LIBOR plus 2.5% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. Borrowings under the FILO tranche are expected to bear interest, at the Company’s option, at a rate equal to either a base rate plus 2.75% per annum or LIBOR plus 3.75% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate is equal to the higher of the prime lending rate established by Bank of America from time to time

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

June 30, 2008

9.              Subsequent Events – (continued)

and the federal funds effective rate as in effect from time to time plus 0.50%. Fees related to unused capacity under the credit facility are assessed at a rate of 0.5% of the remaining available borrowings under the facility. In addition, the Company paid customary commitment fees, letter of credit fees, underwriting fees and other administrative fees in respect of the credit facility.

On July 24, 2008, the Company entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), Bank of America, N.A. (“BA”) and SunTrust Bank. The Company entered into the interest rate swap transactions to mitigate the risk associated with the Company’s floating interest rate based on LIBOR on an aggregate of $250 million of the Company’s debt that is outstanding under its Credit Agreement, dated as of July 11, 2008. Each interest rate swap has an effective date of August 1, 2008 and maturity dates of (i) August 1, 2010 for the BBT Swap, (ii) August 1, 2011 for the BA Swap and (iii) August 1, 2011 for the SunTrust Swap. The Company is required to make certain monthly fixed rate payments calculated on notional amounts of (i) $100 million for the BBT Swap, (ii) $75 million for the BA Swap and (iii) $75 million for the SunTrust Swap, while the applicable counter party is obligated to make certain monthly floating rate payments to the Company referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of the Company’s debt which may exist under the Credit Facility to (i) 3.425% for the BBT Swap, (ii) 3.83% for the BA Swap and (iii) 3.83% for the SunTrust Swap, plus an applicable margin under the terms of the Credit Facility.

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

Overview

We are one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself customers and professional installers. At June 30, 2008, we operated 1,918 stores in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Minnesota, Mississippi, Missouri, Montana, Nebraska, North Carolina, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Tennessee, Texas, Virginia, Wisconsin and Wyoming. Our stores carry an extensive line of products consisting of new and remanufactured automotive hard parts, maintenance items and accessories and a complete line of auto body paint and related materials, automotive tools and professional service equipment. We do not sell tires or perform automotive repairs or installations.

We view the following factors to be the key drivers of current and future demand for the products we sell:

Number of miles driven and number of registered vehicles – the total number of miles driven in the US heavily influences the demand for the repair and maintenance products we sell. The long-term trend in the number of vehicles on the road and the total miles driven in the U.S. has exhibited steady growth over the past decade. Since 1998, the total number of miles driven in the United States has increased at an annual rate of approximately 1.6%. The total number of vehicles on the road has increased from 191 million registered light vehicles in 1998 to 241 million in 2007. Total number of miles driven remained relatively unchanged in 2007, and has declined in the first five months of 2008 by 2.4%, as many consumers responded to rising fuel prices and other economic constraints in part by curtailing automobile usage. We believe that the long-term trend in miles driven will resemble historical growth rates primarily because of the increasing number of vehicles on the road.

Average vehicle age – changes in the average age of vehicles on the road impacts demand for automotive aftermarket products. As the average age of a vehicle increases, the vehicle goes through more routine maintenance cycles requiring replacement parts such as brakes, belts, hoses, batteries, and filters. The sales of these products are a key component of our business. The average age of the vehicle population has increased over the past decade from 8.9 years for passenger cars and 8.3 years for light trucks in 1998 to 10.4 and 9.0 years, respectively, in 2007. We expect that consumers will continue to choose to keep their vehicles longer and drive them at higher mileages and that the increasing trend in average vehicle age will continue.

Unperformed maintenance – according to estimates compiled by the Automotive Aftermarket Industry Association, the annual amount of unperformed or underperformed maintenance in the United States totaled $60 billion for 2007. This metric represents the degree to which routine vehicle maintenance recommended by the manufacturer is not being performed. Consumer decisions to avoid or defer maintenance affect demand for our products and the total amount of unperformed maintenance represents potential future demand. We believe that challenging macroeconomic conditions in 2007 and the first six months of 2008 contributed to the amount of unperformed maintenance.

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

We recorded net sales of $1.35 billion for the six months ended June 30, 2008, an increase of 7.5% compared to $1.26 billion in the first six months of 2007. We recorded diluted earnings per common share of $0.88 for the six months ended June 30, 2008, up from $0.87 for the first six months of 2007. Selling, General and Administrative expenses increased to $443 million for the first six months of 2008 from $398 million for the same period a year ago.

While the current economic conditions have affected our short-term results, we believe that the impact of current economic conditions on consumer demand is not permanent, and we remain confident that the long-term drivers of demand in the automotive aftermarket business will be positive.

Our strategy continues to be to expand market share by aggressively entering new markets, expanding our store base in our current markets and increasing the productivity of our existing stores. We feel that our dual market strategy of targeting both the do-it-yourself retail customer and commercial installer positions the company extremely well to take advantage of growth in the automotive aftermarket business. We continue to remain focused on profitable expansion of our store base through entry into geographic regions contiguous to our existing markets, incremental store growth in compelling markets within our current regions and selective acquisitions including the acquisition of CSK Auto Corporation (“CSK”) completed on July 11, 2008. We believe our investment in store growth will be funded with the cash flows generated by our existing operations and through available borrowings under our asset-based revolving credit facility.

Recent Developments

On April 1, 2008, the Company entered into a definitive merger agreement with CSK under which the company would acquire all of the outstanding shares of CSK common stock. On July 11, 2008, the Company announced that its indirect, wholly owned subsidiary accepted, for payment and exchange, all shares validly tendered pursuant to its offer for all the outstanding shares of common stock of CSK. Each validly tendered and not withdrawn share of CSK was exchanged for 0.4285 of a share of the Company’s common stock plus $1.00 in cash. As of midnight, Eastern Daylight Time, on Thursday July 10, 2008, a total of 38,092,340 CSK shares were validly tendered in the offer and not withdrawn (not including 2,903,556 shares delivered through notices of guaranteed delivery). Together, with the shares the Company previously owned, upon accepting CSK shares for exchange, the Company owned 40,246,268 shares of CSK common stock, or approximately 90.5% of the issued and outstanding shares of CSK common stock. Having acquired over 90% of the shares of CSK issued and outstanding, the Company completed a short-form merger of its indirect wholly owned subsidiary with and into CSK, with CSK continuing as the surviving corporation and indirect wholly owned subsidiary of the Company. After completion of the merger, the remaining outstanding shares of CSK common stock (other than shares of CSK common stock held in CSK’s treasury or owned by CSK, the Company or any of its subsidiaries and shares of which dissenter’s rights are perfected) were converted into the right to receive 0.4285 of a share of the Company common stock plus $1.00 in cash for each such share.

On July 11, 2008, the Company, in connection with the acquisition of CSK, entered into a Credit Agreement for a $1.2 billion asset-based revolving credit facility led by Bank of America, N.A. and Lehman Brothers Inc., which it used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward. The Credit Agreement is comprised of a $1.075 billion tranche A revolving credit facility and a $125.0 million first-in-last-out revolving credit facility. On the date of the transaction, the amount of the borrowing base available, as described in the Credit Agreement, under the credit facility was $1.05 billion of which the Company borrowed $588 million. The Company used borrowings under the credit facility to repay certain existing debt of CSK, repay its $75 million 2006-A Senior Notes and purchase all of the properties that had been leased under the Company’s synthetic lease facility.

Borrowings under the tranche A revolver initially bear interest, at the Company’s option, at a rate equal to either a base rate plus 1.50% per annum or LIBOR plus 2.5% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. Borrowings under the FILO tranche are expected to bear interest, at the Company’s option, at a rate equal to either a base rate plus 2.75% per annum or LIBOR plus 3.75% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate is equal to the higher of the prime lending rate established by Bank of America from time to time and the federal funds effective rate as in effect from time to time plus 0.50%. Fees related to unused capacity under the credit facility are assessed at a rate of 0.5% of the remaining available borrowings under the facility. In addition, the Company paid customary commitment fees, letter of credit fees, underwriting fees and other administrative fees in respect of the credit facility.

On July 24, 2008, the Company entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), Bank of America, N.A. (“BA”) and SunTrust Bank. The Company entered into the interest rate swap transactions to mitigate the risk associated with the Company’s floating interest rate based on LIBOR on an aggregate of $250 million of the Company’s debt that is outstanding under its Credit Agreement, dated as of July 11, 2008. Each interest rate swap has an effective date of August 1, 2008 and maturity dates of (i) August 1, 2010 for the BBT Swap, (ii) August 1, 2011 for the BA Swap and (iii) August 1, 2011 for the SunTrust Swap. The Company is required to make certain monthly fixed rate payments calculated on notional amounts of (i) $100 million for the BBT Swap, (ii) $75 million for the BA Swap and (iii) $75 million for the SunTrust Swap, while the applicable counter party is obligated to make certain monthly floating rate payments to the Company referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of the Company’s debt which may exist under the Credit Facility to (i) 3.425% for the BBT Swap, (ii) 3.83% for the BA Swap and (iii) 3.83% for the SunTrust Swap, plus an applicable margin under the terms of the Credit Facility.

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

Results of Operations

Sales increased $61.3 million, or 9.5% from $643.1 million in the second quarter of 2007, to $704.4 million in the second quarter of 2008. Sales for the first six months of 2008 were $1.35 billion, an increase of $94.4 million or 7.5% over sales for the first six months of 2007. A 3.4% increase in comparable store sales for the second quarter of 2008 provided $20.9 million of the three month increase, while a 1.5% increase in comparable store sales for the first six months of 2008 provided $18.5 million of the six month sales increase. A full three and six months of sales for stores opened throughout 2007, excluding sales for stores open at least one year that are included in our comparable store sales totals, added an additional $29.9 million and $64.4 million to the three and six month sales increase, respectively. The addition of 51 stores in the second quarter of 2008 and 88 stores during the first six months of 2008 added $10.7 million and $12.8 million to the three and six month sales increase, respectively. Finally, other non-store sales that are excluded from the calculation of comparable store sales, including sales of specialty machinery, sales to independent parts stores and sales to team members, reduced the three and six month sales increase by $0.2 million and $1.3 million, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to team members. We believe that the sales achieved by our stores are the result of superior inventory availability, offering a broader selection of products in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores, compensation programs for all store team members that provide incentives for performance and our continued focus on serving professional installers.

At June 30, 2008, we operated 1,918 stores compared to 1,731 stores at June 30, 2007. Due to the acquisition of CSK Auto Corporation (“CSK”), we anticipate that new store unit growth will range from 140 to 150 new stores in 2008, excluding store acquisition and consolidation related to the acquisition of CSK, which is below our historical rate of new store growth.

In an effort to provide a better understanding of non-store sales that are excluded from the calculation of comparable store sales and their impact on total revenue, the following table presents quarterly results for these sales (in millions):

	2008	2007	2006
For the quarter ended:
March 31	$16	$17	$16
June 30	$19	$19	$19
September 30		$18	$18
December 31		$16	$16
For the year ended December 31:		$70	$69

Gross profit increased $30 million, or 10.4% from $287 million (or 44.7% of sales) in the second quarter of 2007 to $317 million (or 45.0% of sales) in the second quarter of 2008. Gross profit for the first six months increased 8.8% to $606 million (or 44.8% of sales) in 2008, from $556 million (or 44.3% of sales) in 2007. The increase in gross profit dollars was primarily a result of the increase in sales resulting from the greater number of stores open during the second quarter and first six months of 2008 compared to the same period in 2007 and increased comparable store sales. The increase in gross profit as a percentage of sales was the result of changes in product mix and lower product acquisition cost. Changes in product mix resulted from the recent trend by our customers to purchase a value/quality spectrum resulted in higher gross margins as a percentage of sales but lower total sales and gross margin dollars. Product acquisition cost improved due to increased imports from lower cost providers in foreign countries as well as improved negotiating leverage with our vendors resulting from our increased purchasing power.

Selling, general and administrative expenses (“SG&A expenses”) increased $23 million, or 11.2% from $206 million (or 32.0% of sales) in the second quarter of 2007 to $229 million (or 32.5% of sales) in the second quarter of 2008. SG&A expenses increased $45 million, or 11.4% from $398 million (or 31.7% of sales) in the first six months of 2007 to $443 million (or 32.8% of sales) in the first six months of 2008. The increase in these expenses was primarily attributable to increased salaries and benefits, rent and other costs associated with the addition of employees and facilities to support the increased level of our operations. The increase in SG&A expenses as a percentage of sales was primarily driven by increased fuel and depreciation costs.

Our estimated provision for income taxes increased $2.8 million to $33.3 million for the second quarter 2008 compared to $30.4 million for the same period in 2007. Our provision for income taxes increased $1.4 million to $60.7 million for the first six months of 2008 compared to $59.2 million for the first six months of 2007. These increases are primarily the result of our increased taxable income. Our effective tax rate was 37.4% of income before income taxes for the second quarter of 2008 versus 37.0% for the same period in 2007. Our effective tax rate for the first six months of 2008 was 37.3% compared to 37.1% for the same period in 2007.

As a result of the impacts discussed above, net income for the second quarter of 2008 increased $4 million from $52 million in the second quarter of 2007 (8.1% of sales) to $56 million (7.9% of sales). Net income increased $2 million from $100 million (8.0% of sales) during the first six months of 2007 to $102 million (7.6% of sales) during the same period in 2008.

Liquidity and Capital Resources

Net cash provided by operating activities increased from $191.9 million for the first six months of 2007 to $215.5 million for the first six months of 2008. This increase was principally due to increased net income and a reduction in net inventory investment. Net inventory investment reflects our investment in inventory net of the amount of accounts payable to vendors. The reduction in net inventory investment is the result of reductions in our per store inventory levels and our ongoing effort to extend payment terms with our vendors.

Net cash used in investing activities decreased from $138.7 million during the first six months of 2007 to $125.9 million for the comparable period in 2008, primarily due to a decrease in capital expenditures from our store expansion program. Our store expansion program resulted in the addition of 88 new stores in the first six months of 2008 compared to the addition of 91 new stores for the same period in 2007. During the first six months of 2008, we relocated 13 stores compared to the relocation of 16 stores during the same period in 2007.

Net cash used in financing activities for the first six months of 2008 totaled $19.9 million; net cash provided by financing activities for the same period in 2007 totaled $9.4 million. The decrease in cash flows from financing activities is the result of the repayment of long-term debt during the second quarter of 2008 as well as a decrease in the proceeds and tax benefits from the exercise of stock options due to less activity in the first six months of 2008 compared to the same period in 2007.

We had available an unsecured, five-year syndicated revolving credit facility in the amount of $100 million. The credit facility could have been increased at our request to a total of $200 million, subject to availability of such additional credit from either existing banks within the credit facility or other banks. At June 30, 2008, there were no outstanding borrowings under the revolving credit facility. Letters of credit totaling $31.1 million were outstanding under the credit facility at June 30, 2008. Accordingly, we had aggregate availability for additional borrowings of $68.9 million under the revolving credit facility. The revolving credit facility bore interest at LIBOR plus a spread ranging from 0.375% to 0.75%, at June 30, 2008, the spread was 0.375% resulting in an applicable rate of 2.875%. This revolving credit facility was replaced, in conjunction with the CSK acquisition, with a revolving credit facility under our asset-based credit facility led by Bank of America, N.A. and Lehman Brothers Inc.

On July 11, 2008, in connection with the acquisition of CSK, we entered into a Credit Agreement for a $1.2 billion asset-based revolving credit facility led by Bank of America, N.A. and Lehman Brothers Inc., which we used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward.

The Credit Agreement is comprised of a $1.075 billion tranche A revolving credit facility and a $125.0 million fist-in-last-out revolving credit facility (FILO tranche).  On the date of the transaction, the amount of the borrowing base available, as described in the Credit Agreement, under the credit facility was $1.05 billion of which the Company borrowed $588 million.  We used borrowings under the credit facility to repay certain existing debt of CSK, repay our $75 million 2006-A Senior Notes and purchase all of the properties that had been leased under our synthetic lease facility.  We believe that our existing cash, cash expected to be provided by operation activities and our asset-based revolving credit facility will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future.

Borrowings under the tranche A revolver initially bear interest, at our option, at a rate equal to either a base rate plus 1.50% per annum or LIBOR plus 2.5% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds.  Borrowings under the FILO tranche are expected to bear interest, at our option, at a rate equal to either a base rate plus 2.75% per annum or LIBOR plus 3.75% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds.  The base rate is equal to the higher of the prime lending rate established by Bank of America from time to time and the federal funds effective rate as in effect from time to time plus 0.50%.  Fees related to unused capacity under the credit facility are assessed at a rate of 0.5% of the remaining available borrowings under the facility.  In addition, we paid customary commitment fees, letter of credit fees, underwriting fees and other administrative fees in respect of the credit facility.

On July 11, 2008, we agreed to be a guarantor, on a subordinated basis, of the $100 million principal amount of 6.75% Exchangeable Senior Notes originally issued by CSK pursuant to an indenture dated as of December 19, 2005 and the second supplemental indenture, dated as of July 27, 2006, by and between CSK, CSK Auto, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.  We executed the third supplemental indenture, in which we agreed to unconditionally guarantee, on a subordinated basis, the payment of interest and principal on the notes.  The third supplemental indenture also provided that each note is exchangeable into the kind and amount of cash, securities or other property receivable upon the merger of our indirect wholly owned subsidiary with and into CSK by a holder of a number of shares of CSK common stock issuable upon exchange of the notes immediately prior to such merger.

On July 24, 2008, we entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), Bank of America, N.A. (“BA”) and SunTrust Bank.  We entered into the interest rate swap transactions to mitigate the risk associated with our floating interest rate based on LIBOR on an aggregate of $250 million of our debt that is outstanding under our Credit Agreement, dated as of July 11, 2008.  Each interest rate swap has an effective date of August 1, 2008 and maturity dates of (i) August 1, 2010 for the BBT Swap, (ii) August 1, 2011 for the BA Swap and (iii) August 1, 2011 for the SunTrust Swap. We are required to make certain monthly fixed rate payments calculated on notional amounts of (i) $100 million for the BBT Swap, (ii) $75 million for the BA Swap and (iii) $75 million for the SunTrust Swap, while the applicable counter party is obligated to make certain monthly floating rate payments to us referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of our debt which may exist under the Credit Facility to (i) 3.425% for the BBT Swap, (ii) 3.83% for the BA Swap and (iii) 3.83% for the SunTrust Swap, plus an applicable margin under the terms of the Credit Facility.

Our continuing store expansion program requires significant capital expenditures and working capital principally for inventory requirements.  The costs associated with opening a new store (including the cost of land acquisition, improvements, fixtures, net inventory investment and computer equipment) are estimated to average approximately $1.2 to $1.4 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site.  We plan to finance our expansion program through cash expected to be provided from operating activities and available borrowings under our asset-based revolving credit facility.

During the first six months of 2008, we opened 88 net new stores.  We plan to open approximately 60 additional stores during the remainder of 2008.  The funds required for such planned expansions are expected to be provided by existing cash balances, cash generated from operating activities and our asset-based revolving credit facility.

Contractual Obligations

At June 30, 2008, we had long-term debt with maturities of less than one year of $0.3 million and long-term debt with maturities over one year of $75.0 million, representing a total decrease in all outstanding debt of $25.2 million from June 30, 2007.  On May 16, 2008, the Company repaid its Series 2001-B Senior Notes that were issued for $25 million on May 16, 2001 using available cash on hand.

These notes, along with the Series 2001-A Senior Notes, which were repaid on July 11, 2008 in connection with the CSK acquisition, were part of a $100 million private placement of two series of unsecured senior notes.

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

In December 2007, the FASB issued SFAS No. 141, Business Combinations (revised 2007) (“SFAS No. 141(R)”).  SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination.  Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase.  In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is to be applied prospectively for fiscal years beginning after December 15, 2008.  We are in the process of evaluating the potential future impact, if any, of SFAS No. 141(R) on our consolidated financial position, results of operations or cash flows.

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

Internet Address and Access to SEC Filings

Our Internet address is www.oreillyauto.com.  Interested readers can access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Security and Exchange Commission’s website at www.sec.gov.  Such reports are generally available on the day they are filed.  Additionally, we will furnish interested readers, upon request and free of charge, a paper copy of such reports.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our credit facilities with variable interest rates.  In the event of an adverse change in interest rates and to the extent that we have amounts outstanding under our asset-based credit facility, management would likely take further actions that would mitigate our exposure to interest rate risk, particularly if our borrowing levels increase to any significant extent.  On July 24, 2008, we reduced our exposure to changes in interest rates by entering into interest rate swap contracts.  This analysis does not consider the effects of the change in the level of overall economic activity that could exist in an environment of adversely changing interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) as of June 30, 2008.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2008, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  There were no material changes in the Company’s internal control over financial reporting during the second quarter of 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of our business.  We do not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on our business.

ITEM 1A. RISK FACTORS

Other than the risk factors discussed below, in relation to the acquisition of CSK, there have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.  Following the acquisition of CSK, the risk factors listed below are believed to be material:

The integration of the businesses and operations of O’Reilly and CSK involves risks, and the failure to integrate successfully the businesses and operations in the expected time frame may adversely affect the future results of the combined company.

The failure of the combined company to meet the challenges involved in integrating the operations of O’Reilly and CSK successfully or to otherwise realize any of the anticipated benefits of the merger could seriously harm our results of operations. Our ability to realize the benefits of the merger will depend in part on the timely integration of organizations, operations, procedures, policies and technologies, as well as the harmonization of differences in the business cultures of the two companies and retention of key personnel. The integration of the companies will be a complex, time-consuming and expensive process that, even with proper planning and implementation, could significantly disrupt the businesses of O’Reilly and CSK. The challenges involved in this integration include the following:

•                  implementing O’Reilly distribution, point of sale and inventory management systems;

•                  combining respective product offerings;

•                  preserving customer, supplier and other important relationships of both O’Reilly and CSK and resolving potential conflicts that may arise;

•                  minimizing the diversion of management attention from ongoing business concerns;

•                  addressing differences in the business cultures of O’Reilly and CSK to maintain employee morale and retain key employees; and

•                  coordinating and combining geographically diverse operations, relationships and facilities, which may be subject to additional constraints imposed by distance and local laws and regulations.

We may not successfully integrate the operations of O’Reilly and CSK in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the merger to the extent, or in the time frame, anticipated. The anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a successful integration. In addition to the integration risks discussed above, our ability to realize these benefits and synergies could be adversely affected by practical or legal constraints on our ability to combine operations. If we fail to manage the integration of these businesses effectively, our growth strategy and future profitability could be negatively affected, and we may fail to achieve the intended benefits of the merger.

Our increased debt levels could adversely affect our cash flow and prevent us from fulfilling our obligations.

Upon consummation of the offer, we entered into a new credit facility, which significantly increased our outstanding indebtedness and interest expense.  Our substantial debt could have important consequences, such as:

•                  requiring us to dedicate a substantial portion of our cash flow from operations and other capital resources to principal and interest, thereby reducing our ability to fund working capital, capital expenditures and other cash requirements;

•                  increasing our vulnerability to adverse economic and industry conditions;

•                  limiting our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage;

•                  limiting our ability to incur additional debt on acceptable terms, if at all; and

•                  exposing us to fluctuations in interest rates.

In addition, the terms of the financing obligations include restrictions, such as affirmative and negative covenants, conditions to borrowing, subsidiary guarantees and asset and stock pledges. A failure to comply with these restrictions could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could have a material adverse effect on our business, financial condition or results of operations.

Risks related to the combined company and unanticipated fluctuations in the combined company’s quarterly operating results could affect the combined company’s stock price.

We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful indicators of the future operating results of the combined company and should not be relied on as an indication of future performance. If the combined company’s quarterly operating results fail to meet the expectations of analysts, the trading price of our common stock following the offer and the merger could be negatively affected. We cannot be certain that the business strategy of the combined company will be successful or that it will successfully manage these risks. If we fail to adequately address any of these risks or difficulties, our business would likely suffer.

Sales of shares of our common stock eligible for future sale, including the common stock issued to CSK stockholders, could adversely affect our share price.

All of the shares of our common stock currently held by our affiliates may be sold in reliance upon the exemptive provisions of Rule 144 of the Securities Act of 1933, as amended, which is referred to throughout this prospectus as the Securities Act, subject to certain volume and other conditions imposed by such rule. Furthermore, all of the shares of our common stock issued to CSK stockholders upon completion of the offer and the merger that are not held by our affiliates may be sold immediately upon receipt. We cannot predict the effect, if any, which future sales of shares of our common stock or the availability of such shares for sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect the prevailing market price of our common stock. We believe the current stockholders of CSK include certain arbitrage and investment firms who may be more likely to quickly sell the shares of O’Reilly common stock received in the offer or the merger.

In order to be successful, we will need to retain and motivate key employees, which may be more difficult in light of uncertainty regarding the merger, and failure to do so could seriously harm the company.

In order to be successful, we will need to retain and motivate executives and other key employees. Experienced management and technical personnel are in high demand and competition for their talents is intense. Employee retention may be a particularly challenging issue in connection with the merger. Employees of O’Reilly or CSK may experience uncertainty about their future role with the combined company until or after strategies with regard to the combined company are announced or executed. We also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to the potential distractions of the merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          Our Annual Meeting of the Shareholders was held on May 6, 2008.  Of the 115,390,026 shares entitled to vote at such meeting, 104,540,113 shares were present at the meeting in person or by proxy.

(b)         The individuals listed below were elected as a Class III Director, and with respect to each such Director, the number of shares voted for and withheld were as follows:

	Number of Shares
Name of Nominee	Voted For	Withheld
David E. O’Reilly	73,332,949	31,207,164
Jay D. Burchfield	96,442,340	8,097,773
Paul R. Lederer	102,995,626	1,544,487

The individuals listed below are Directors whose term of office continued after the meeting:

Charles H. O’Reilly, Jr.

John Murphy

Ronald Rashkow

Lawrence P. O’Reilly

Rosalie O’Reilly-Wooten

Joe C. Greene

(c)          In addition to the election of three Class III Directors, the following matters were voted upon:

(i)                                     Ernst & Young LLP was ratified as independent auditor for the fiscal year ending December 31, 2008.  The number of shares voted for, against and abstained were as follows:

Number of Shares
Voted For	Voted Against	Abstained
103,459,117	993,309	87,687

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits:

Number

Description

2.2

Agreement and Plan of Merger, dated April 1, 2008, between O’Reilly Automotive, Inc., OC Acquisition Company and CSK Auto Corporation, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2008, is incorporated herein by this reference.

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

O’REILLY AUTOMOTIVE, INC.

August 11, 2008	/s/ Greg Henslee
Date	Greg Henslee, Co-President and Chief Executive Officer (Principal Executive Officer)

August 11, 2008	/s/ Thomas McFall
Date	Thomas McFall, Executive Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number

Description

2.2

Agreement and Plan of Merger, dated April 1, 2008, between O’Reilly Automotive, Inc., OC Acquisition Company and CSK Auto Corporation, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2008, is incorporated herein by this reference.

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