Form 10-Q
period 2008-09-30
O REILLY AUTOMOTIVE INC
filed 2008-11-10
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

For the quarterly period ended September 30, 2008

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

Yes ☒                    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common stock, $0.01 par value – 134,520,479 shares outstanding as of October 31, 2008.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$26,410	$47,555
Accounts receivable, net	108,661	84,242
Amounts receivable from vendors	56,935	48,263
Inventory	1,517,744	881,761
Deferred income taxes	50,751	—
Other current assets	41,848	40,483
Total current assets	1,802,349	1,102,304

Property and equipment, at cost	1,860,550	1,479,779
Accumulated depreciation and amortization	455,813	389,619
Net property and equipment	1,404,737	1,090,160

Notes receivable, less current portion	22,877	25,437
Deferred income taxes	30,733	—
Goodwill	655,886	50,447
Other assets	108,565	11,389
Total assets	$4,025,147	$2,279,737

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$757,080	$380,683
Self-insurance reserve	62,034	29,967
Accrued payroll	72,933	23,739
Accrued benefits and withholdings	31,170	13,496
Deferred income taxes	—	6,235
Other current liabilities	121,729	49,536
Current portion of long-term debt	8,257	25,320
Total current liabilities	1,053,203	528,976

Long-term debt, less current portion	657,131	75,149
Deferred income taxes	—	27,241
Other liabilities	124,320	55,894

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares – 134,470,192 as of September 30, 2008, and 115,260,564 as of December 31, 2007	1,345	1,153
Additional paid-in capital	890,221	441,731
Retained earnings	1,299,911	1,156,393
Accumulated other comprehensive loss	(984)	(6,800)
Total shareholders’ equity	2,190,493	1,592,477
Total liabilities and shareholders’ equity	$4,025,147	$2,279,737

See “Notes to Condensed Consolidated Financial Statements”

Note:  The balance sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$1,111,272	$661,778	$2,461,922	$1,918,031
Cost of goods sold, including warehouse and distribution expenses	604,066	368,077	1,349,125	1,067,864

Gross profit	507,206	293,701	1,112,797	850,167
Selling, general and administrative expenses	414,735	210,985	857,782	608,701

Operating income	92,471	82,716	255,015	241,466
Other income (expense), net:
Debt prepayment costs	(7,157)	—	(7,157)	—
Interim facility commitment fee	(4,150)	—	(4,150)	—
Interest expense	(10,860)	(1,081)	(13,070)	(2,569)
Other	845	1,837	3,280	4,096

Income before income taxes	71,149	83,472	233,918	242,993
Provision for income taxes	29,750	30,385	90,400	89,600

Net income	$41,399	$53,087	$143,518	$153,393

Net income per common share	$0.31	$0.46	$1.18	$1.34
Net income per common share – assuming dilution	$0.31	$0.46	$1.18	$1.32

Weighted-average common shares outstanding	132,196	114,946	121,133	114,508
Adjusted weighted-average common shares outstanding – assuming dilution	133,081	116,306	122,073	115,989

See “Notes to Condensed Consolidated Financial Statements”

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2008	2007

Net cash provided by operating activities	$289,297	$281,908

Investing activities:
Cash component of acquisition price of CSK Automotive, Inc., net of cash acquired	(32,529)	—
Purchases of property and equipment	(260,224)	(219,630)
Proceeds from sale of property and equipment	1,675	1,834
Payments received on notes receivable	3,866	3,857
Investment in other assets	(1,550)	(2,536)

Net cash used in investing activities	(288,762)	(216,475)

Financing activities:
Proceeds from issuance of long-term debt	547,750	16,450
Payment of debt issuance costs	(43,123)	—
Principal payments on long-term debt and capital lease obligations	(535,880)	(26,382)
Debt prepayment costs	(7,157)	—
Issuance cost of equity exchanged in CSK acquisition	(1,216)	—
Net proceeds from issuance of common stock	16,441	18,209
Tax benefit of stock options exercised	1,525	6,170
Other	(20)	—

Net cash (used in) provided by financing activities	(21,680)	14,447

Net (decrease) increase in cash and cash equivalents	(21,145)	79,880
Cash and cash equivalents at beginning of period	47,555	29,903

Cash and cash equivalents at end of period	$26,410	$109,783

Supplemental non-cash disclosure
Issuance of common stock to acquire CSK	$412,237	$—
Fair value of converted CSK stock options and restricted stock	$5,727	$—

See “Notes to Condensed Consolidated Financial Statements”

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2008

1.               Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.               Business Combination

On July 11, 2008, the Company completed the acquisition of CSK Auto Corporation (“CSK”), one of the largest specialty retailers of auto parts and accessories in the Western United States and one of the largest such retailers in the United States, based on store count. Pursuant to the merger agreement, each share of CSK common stock outstanding immediately prior to the merger was canceled and converted into the right to receive 0.4285 of a share of O’Reilly common stock and $1.00 in cash, without interest and less any applicable withholding taxes. To fund the transaction, the Company entered into a Credit Agreement for a $1.2 billion asset-based revolving credit facility arranged by Bank of America, N.A. and Lehman Brothers Inc., which the Company used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward. The results of CSK’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

At the date of the acquisition, CSK had 1,342 stores in 22 states, operating under four brand names: Checker Auto Parts, Schuck’s Auto Supply, Kragen Auto Parts and Murray’s Discount Auto Parts. This acquisition allowed the Company to enter into twelve new states: Alaska, Arizona, California, Colorado, Hawaii, Idaho, Michigan, Nevada, New Mexico, Oregon, Utah and Washington, and a number of new markets. As of September 30, 2008, the Company had merged 16 CSK stores into existing O’Reilly locations, closed three CSK stores and opened one new CSK store.

Purchase Price Allocation

The acquisition was accounted for under the purchase method of accounting with O’Reilly Automotive, Inc. as the acquiring entity in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Accordingly, the consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period as defined in SFAS No. 141.

The preliminary purchase price of CSK’s acquired operations as of the date of acquisition was comprised of (in thousands):

O’Reilly stock exchanged for CSK shares	$412,237
Cash payment to CSK shareholders	42,388
CSK shares purchased by O’Reilly prior to merger	21,724
Fair value of options and unvested restricted stock exchanged	5,727
Direct costs of the acquisition	10,568
Total purchase price	$492,644

The value of the O’Reilly stock exchanged for CSK shares was calculated by multiplying the number of O’Reilly shares exchanged in the merger of 18,104,371, by the average close price of O’Reilly stock prior to the acquisition date of $22.77. The fair value of options exchanged in the merger was $4.8 million, based on CSK’s 3.69 million outstanding options on July 11, 2008, multiplied by the exchange ratio adjusted to reflect the $1.00 per share cash consideration, was determined using a Black-Scholes valuation model with the following weighted-average assumptions and resulted in a weighted-average fair value of $2.73 per share:

Risk free interest rate	2.5%
Expected life	2.3Years
Expected volatility	29.4%
Expected dividend yield	0%

The fair value of 0.09 million shares of CSK’s unvested restricted stock outstanding at July 11, 2008, of $0.9 million was calculated by multiplying the number of O’Reilly shares exchanged, by the $22.77, the average close price of O’Reilly stock prior to the acquisition date. Direct costs of the acquisition include investment-banking fees, legal and accounting fees, and other external costs directly related to the acquisition.

The preliminary purchase price allocations as of the date of acquisition are as follows (in thousands):

Inventory	$559,092
Other current assets	76,851
Property and equipment	127,674
Goodwill	604,899
Deferred income taxes	125,373
Other intangible assets	65,270
Other assets	9,622
Total assets acquired	$1,568,781

Senior credit facility	$343,921
Term loan facility	86,700
Capital lease obligations	15,036
Other current liabilities	463,992
6 3/4% senior exchangeable notes	103,920
Other liabilities	62,568
Total liabilities assumed	1,076,137
Net assets acquired	$492,644

Preliminary estimated fair values of intangible assets acquired as of the date of acquisition are as follows (in thousands):

	Intangible assets	Weighted-Average Useful Lives (in years)
Trademarks and trade names	$13,000	1.4
Favorable property leases	52,270	10.7
Total intangible assets	$65,270

The estimated values of operating leases with unfavorable terms compared with current market conditions totaled approximately $49.9 million. These liabilities have an estimated weighted average useful life of approximately 7.7 years and are included in other liabilities. Favorable and unfavorable lease assets and liabilities will be amortized to rent expense over their expected lives which approximates the period of time that the favorable or unfavorable lease terms will be in effect. Trademarks and trade names have preliminary useful lives of one to three years and will be amortized coinciding with the anticipated conversion of CSK store brands to the O’Reilly brand over that period. See Note 3 “Goodwill and Other Intangible Assets”.

The allocation of the purchase price includes $35.7 million of accrued liabilities for estimated costs to exit certain activities of CSK, including $31.3 million of employee separation costs and $4.1 million of exit costs associated with the planned closure of 33 CSK stores and other facilities. The employee separation costs include anticipated payments, as required under various pre-existing employment arrangements with CSK employees at the time of acquisition, related to the planned involuntarily termination of employees performing overlapping or duplicative functions which the Company expects to occur within the first two years after the acquisition date. Management began to formulate an exit plan prior to the completion of the acquisition. As of September 30, 2008, management of the Company had not finalized all exit plans related to the CSK acquisition and expects to finalize the plans within the first year after the acquisition date, which may result in adjustments to the allocation of the acquisition purchase price that may impact other current liabilities and goodwill.

The CSK senior credit facility and term loan facility required repayment upon merger or acquisition and the entire amounts outstanding under both facilities were repaid by the Company on the July 11, 2008, acquisition date.

The excess of the preliminary purchase price over the estimated fair values of tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. Goodwill is not amortizable for financial statement purposes.

Unaudited Pro Forma Financial Information

The following pro forma financial information presents the combined historical results of the combined Company as if the acquisition had occurred as of the beginning of the respective periods (in thousands, except per share data):

	Pro Forma Results of Operations for the Three Months Ended September 30, 2008	Pro Forma Results of Operations for the Nine Months Ended September 30, 2008	Pro Forma Results of Operations for the Three Months Ended September 30, 2007	Pro Forma Results of Operations for the Nine Months Ended September 30, 2007

Sales	$1,136,603	$3,378,562	$1,129,311	$3,330,004

Net income	$41,163	$136,496	$49,745	$147,070

Net income per common share	$0.31	$1.02	$0.37	$1.11
Net income per common share-assuming dilution	$0.30	$1.01	$0.37	$1.09

Weighted-average common shares outstanding	134,163	133,819	133,050	132,612

Adjusted weighted-average common shares outstanding – assuming dilution	135,048	134,759	134,718	134,400

This pro forma information is not intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period, nor is it necessarily indicative of future results and does not reflect potential synergies, integration costs, or other such costs or savings. Certain pro forma adjustments have been made to net income to give effect to: estimated charges to conform CSK’s method of accounting for inventory to LIFO, adjustments to selling, general and administrative expenses to remove the amortization on eliminated CSK historical identifiable intangible assets and deferred liabilities, expenses to amortize the value of identified intangibles acquired in the acquisition (primarily trade names, trademarks and leases), rent and depreciation adjustments to reflect O’Reilly’s purchase of properties under its synthetic lease facility, adjustments to interest expense to reflect the elimination of preexisting O’Reilly and CSK debt, estimated interest expense on O’Reilly’s new asset-based credit facility and other minor adjustments. The pro forma information presented above for the three and nine months ended September 30, 2008, includes certain acquisition related charges, net of tax, of $4.4 million, $2.6 million, and $5.3 million for debt prepayment costs, interim facility commitment fees, and the acceleration of CSK’s stock options and restricted stock as a result of the change in control, respectively.  The pro forma information for the three and nine months ended September 30, 2007, has not been adjusted to give effect to these charges.

3.               Goodwill and Other Intangible Assets

Goodwill is reviewed annually for impairment, or more frequently if events or changes in business conditions indicate that impairment may exist. During the three and nine months ending September 30, 2008, the Company recorded goodwill of approximately $604.9 million in connection with the acquisition of CSK. See Note 2 “Business Combination”. The Company did not record goodwill impairment during the three or nine months ended September 30, 2008. For the three and nine months ended September 30, 2008, the Company recorded amortization expense of $4.3 million and $4.4 million, respectively, related to amortizable intangible assets, which are included in other assets on the accompanying condensed consolidated balance sheets. The components of the Company’s amortizable and unamortizable intangible assets were as follows on September 30, 2008 and December 31, 2007 (in thousands):

	Cost		Accumulated Amortization
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007

Amortizable intangible assets
Favorable leases	$52,270	$—	$1,757	$—
Trade names and trademarks	13,000	—	2,505	—
Other	819	731	509	394
Total amortizable intangible assets	$66,089	$731	$4,771	$394

Unamortizable intangible assets
Goodwill	$655,886	$50,447
Total unamortizable intangible assets	$655,886	$50,447

In addition, the Company has recorded a liability for the preliminary estimated values of operating leases with unfavorable terms totaling approximately $49.9 million in the other liabilities section of the condensed consolidated balance sheet. These leases have an estimated weighted average useful life of approximately 7.7 years. During the three and nine months ending September 30, 2008, the Company recognized an amortized benefit of $1.9 million related to these unfavorable operating leases.

The change in the net goodwill for the nine months ended September 30, 2008 is as follows:

Balance at December 31, 2007	$50,447
Acquisition of CSK Automotive, Inc.	604,899
Other	540
Balance at September 30, 2008	$655,886

4.               Long-Term Debt

Outstanding long-term debt was a follows on September 30, 2008, and December 31, 2007, (in thousands):

	September 30, 2008	December 31, 2007

Capital leases	$18,218	$469
Series 2001-B Senior Notes	—	25,000
Series 2006-A Senior Notes	—	75,000
6 3/4% Senior Exchangeable Notes	103,570	—
FILO revolving credit facility	125,000	—
Tranche A revolving credit facility	418,600	—
Total debt and capital lease obligations	665,388	100,469
Current maturities of debt and capital lease obligations	8,257	25,320
Total long-term debt and capital lease obligations	$657,131	$75,149

On July 11, 2008, in connection with the acquisition of CSK (see Note 2 “Business Combination”), the Company entered into a Credit Agreement for a five-year $1.2 billion asset-based revolving credit facility arranged by Bank of America, N.A. (“BA”) and Lehman Brothers Inc., which the Company used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward.

The Credit Agreement is comprised of a five-year $1.075 billion tranche A revolving credit facility and a five-year $125 million first-in-last-out revolving credit facility (FILO tranche) both of which mature on July 11, 2013. On the date of the transaction, the amount of the borrowing base available, as described in the Credit Agreement, under the credit facility was $1.050 billion of which the Company borrowed $588 million. The Company used borrowings under the credit facility to repay certain existing debt of CSK, repay the Company’s $75 million 2006-A Senior Notes and purchase all of the properties that had been leased under the Company’s synthetic lease facility. As of September 30, 2008 the amount of the borrowing base available under the credit facility was $1.087 billion of which the Company had outstanding borrowings of $544 million. The available borrowings under the credit facility are also reduced by stand-by letters of credit issued by the Company primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. As of September 30, 2008, the Company had stand-by letters of credit outstanding in the amount of $62.1 million and the aggregate availability for additional borrowings under the credit facility was $480.9 million.

Borrowings under the tranche A revolver currently bear interest, at our option, at a rate equal to either a base rate plus 1.50% per annum or LIBOR plus 2.50% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. Borrowings under the FILO tranche currently bear interest, at our option, at a rate equal to either a base rate plus 2.75% per annum or LIBOR plus 3.75% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate is equal to the higher of the prime lending rate established by BA from time to time and the federal funds effective rate as in effect from time to time plus 0.50%, subject to adjustment based upon remaining available borrowings. Fees related to unused capacity under the credit facility are assessed at a rate of 0.50% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity. In addition, the Company paid customary commitment fees, letter of credit fees, underwriting fees and other administrative fees in respect to the credit facility.

On July 24, 2008, the Company entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), BA and SunTrust Bank (“SunTrust”). The Company entered into the interest rate swap transactions to mitigate the risk associated with its floating interest rate based on LIBOR on an aggregate of $250 million of its debt that is outstanding under the Credit Agreement, dated as of July 11, 2008, with BA as administrative agent, and the other parties thereto (the “Credit Facility”). Each interest rate swap has an effective date of August 1, 2008, and maturity dates of (i) August 1, 2010, for the BBT Swap, (ii) August 1, 2011, for the BA Swap and (iii) August 1, 2011, for the SunTrust Swap. The Company is required to make certain monthly fixed rate payments calculated on notional amounts of (i) $100 million for the BBT Swap, (ii) $75 million for the BA Swap and (iii) $75 million for the SunTrust Swap, while the applicable counter party is obligated to make certain monthly floating rate payments to the Company referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of our debt which may exist under the Credit Facility to (i) 3.425% for the BBT Swap, (ii) 3.83% for the BA Swap and (iii) 3.83% for the SunTrust Swap, plus an applicable margin under the terms of the Credit Facility.

On October 14, 2008, the Company entered into interest rate swap transactions with BBT, BA and SunTrust to mitigate the risk associated with the Company’s floating interest rate which is based on LIBOR on an additional $150 million of the Company’s debt that is outstanding under its Credit Agreement, dated as of July 11, 2008. See Note 14 “Subsequent Events”.

On July 11, 2008, the Company agreed to become a guarantor, on a subordinated basis, of the $100 million principal amount of 6 3/4% Exchangeable Senior Notes due 2025 (the “Notes”) originally issued by CSK pursuant to an Indenture (the “Original Indenture”), dated as of December 19, 2005, as amended and supplemented by the First Supplemental Indenture (the “First Supplemental Indenture”) dated as of December 30, 2005, and the Second Supplemental Indenture, dated as of July 27, 2006, (the “Second Supplemental Indenture”) by and between CSK Auto Corporation, CSK Auto, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

The 6 3/4% Notes are exchangeable into cash and shares of the Company’s common stock. The Notes bear interest at 6.75% per year until December 15, 2010, and 6.5% until maturity on December 15, 2025. Prior to their stated maturity, the 6 3/4% Notes are exchangeable by the holders only under certain circumstances. In the event of an exchange, each $1,000 Principal Amount of the Notes shall be exchangeable into 25.97 shares of common stock of O’Reilly and $60.61 in cash.

The noteholders may require the Company to repurchase some or all of the notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest on December 15, 2010; December 15, 2015; or December 15, 2020, or on any date following a fundamental change as described in the indenture. The Company may redeem some or all of the notes for cash at a redemption price of 100% of the principal amount plus any accrued and unpaid interest on or after December 15, 2010, upon at least 35 calendar days notice.

5.               Synthetic Lease Facility

On July 11, 2008, the Company, in connection with the acquisition of CSK, purchased all the properties included in its Synthetic Operating Lease Facility in the amount of $49.3 million, thus terminating the facility. The purchase was funded through borrowings under a new asset-based revolving credit facility. See Note 4 “Long-Term Debt” and Note 2 “Business Combination”.

6.               Store Closing Costs

The Company maintains reserves for closed stores and other properties that are no longer being utilized in current operations and accounts for these costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company provides for closed property operating lease liabilities using a discount rate to calculate the present value of the remaining noncancelable lease payments and lease termination fees after the closing date, net of estimated sublease income. The closed property lease liabilities are expected to be paid over the remaining lease terms. The Company estimates sublease income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions. Adjustments to closed property reserves are made to reflect changes in estimated sublease income or actual exit costs from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

In connection with the acquisition of CSK, the Company recorded $4.1 million of exit costs associated with the planned closure of 33 CSK stores and other facilities and assumed CSK’s existing closed stores liabilities of $3.0 million related to 127 locations that were closed prior to the Company’s acquisition of CSK. The estimates of exit costs associated with planned closures of CSK stores are preliminary and subject to adjustment.

Following is a summary of store closure reserves at September 30, 2008 and 2007 (in thousands):

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Balance at December 31	$1,841	$2,264

CSK liabilities assumed, as of July 11, 2008	2,984	—
Planned CSK closures	4,140	—
Additions	251	300
Usage	(721)	(537)
Adjustments	134	(49)
Balance at September 30	$8,629	$1,978

7.               Derivative Instruments

On July 24, 2008, the Company entered into interest rate swap transactions with BBT, BA and SunTrust to mitigate cash flow risk associated with the floating interest rate based on LIBOR on an aggregate of $250 million of the debt outstanding under the Credit Agreement, dated as of July 11, 2008. The swap transactions have been designated as cash flow hedges with interest payments designed to perfectly match the interest payments for borrowings under the Credit Agreement that correspond to notional amounts of the swaps. In accordance with FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of the Company’s outstanding hedges are recorded as an asset or liability in the accompanying condensed consolidated balance sheets at September 30, 2008. Changes in fair market value are recorded in other comprehensive income (loss), and any changes resulting from ineffectiveness of the hedge transactions would be recorded in current earnings; however, ineffectiveness is not expected during the life of the swap. The fair value of the swap transactions at September 30, 2008, was a payable of $1.6 million ($1.0 million net of tax). The net amount is included as a component of other comprehensive loss.

8.               Fair Value Measurements

The Company adopted SFAS No. 157 at the beginning of its 2008 fiscal year. SFAS No. 157 clarifies the definition of fair value, describes the method used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

The fair value hierarchy established under SFAS No. 157 prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

•                  Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•                  Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

•                  Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.

The fair value of the interest rate swap transactions are based on the discounted net present value of the swap using third party quotes (level 2). Changes in fair market value are recorded in other comprehensive income (loss), and changes resulting from ineffectiveness are recorded in current earnings.

9.               Other Comprehensive Loss

Unrealized holding gains on available-for-sale securities, consisting of the Company’s investment in CSK common stock prior to the Company’s completion of the acquisition of CSK, as well as unrealized losses from interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (loss).  The adjustment to accumulated other comprehensive loss for the nine months ended September 30, 2008, totaled $9.3 million with a corresponding tax liability of $3.5 million resulting in a net of tax effect of $5.8 million.

Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2008 consist of the following (in thousands):

	Unrealized Gains on Securities	Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at December 31, 2007	$(6,800)	$—	$(6,800)
Period change	6,800	(984)	5,816
Balance at September 30, 2008	$—	$(984)	$(984)

Comprehensive income for the three and nine months ended September 30, 2008 was $39.9 million and $149.3 million, respectively.  Comprehensive income for the three and nine months ended September 30, 2007 was $53.1 million and $153.4 million, respectively.

10.         Stock-based Employee Compensation Plans

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

Stock Options

The Company’s employee stock-based incentive plan provides for the granting of stock options for the purchase of common stock of the Company to directors and certain key employees of the Company.  Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant.  Director options granted under the plan expire after seven years and are fully vested after six months.  Employee options granted under the O’Reilly plan expire after ten years and typically vest 25% a year, over four years.  The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method.  On July 11, 2008, the Company, in connection with the acquisition of CSK Auto Corporation (“CSK”), assumed all of CSK’s stock option plans.  Employee options granted under these CSK plans became 100% vested upon the change in control and were converted into options to purchase common stock of O’Reilly as part of the purchase consideration in the acquisition of CSK.  The converted CSK options expire seven years after the date of the original grant.  The following table summarizes the stock option transactions during the first nine months of 2008:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2007	6,459,840	$23.30
Granted	4,598,825	26.31
Exchanged CSK options	1,742,270	29.05
Exercised	(633,577)	21.02
Forfeited	(424,770)	30.83
Outstanding at September 30, 2008	11,742,588	$25.19
Exercisable at September 30, 2008	6,082,255	$22.89

The Company recognized stock option compensation costs of approximately $2.6 million and $5.5 million for the three and nine months ended September 30, 2008, respectively, and stock option compensation costs of approximately $1.6 million and $4.2 million for the three and nine months ended September 30, 2007, respectively.  The Company recognized a corresponding income tax benefit of approximately $1.0 million and $2.1 million for the three and nine months ended September 30, 2008, respectively, and a corresponding income tax benefit of approximately $0.6 million and $1.6 million for the three and nine months ended September 30, 2007, respectively.

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

The following weighted-average assumptions were used for grants issued during the first nine months of 2008 and 2007 respectively:

	2008	2007
Risk free interest rate	2.9%	4.6%
Expected life	4.1Years	4.5Years
Expected volatility	32.5%	34.1%
Expected dividend yield	0%	0%

The weighted-average grant-date fair value of options granted during the first nine months of 2008, exclusive of the options converted in connection with the acquisition of CSK, was $8.06 compared to $12.28 for the first nine months of 2007.  The remaining unrecognized compensation cost related to unvested awards at September 30, 2008, was $46.3 million and the weighted-average period of time over which this cost will be recognized is 3.4 years.

Other Employee Benefit Plans

The Company sponsors other share-based employee benefit plans, including a contributory profit sharing and savings plan; an employee stock purchase plan, which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value; and a performance incentive plan, under which the Company’s senior management is awarded shares of restricted stock that vest equally over a three-year period.  Compensation expense recognized under these plans is measured based on the market price of the Company’s common stock on the date of award and is recorded over the vesting period.  During the three and nine months ended September 30, 2008, the Company recorded approximately $2.0 million and $5.7 million of compensation cost for benefits provided under these plans and a corresponding income tax benefit of approximately $0.8 million and $2.2 million respectively.  During the three and nine months ended September 30, 2007, the Company recorded approximately $2.0 million and $5.9 million of compensation cost for benefits provided under these plans and recognized a corresponding income tax benefit of approximately $0.7 million and $2.2 million, respectively.

11.         Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share for the three and nine months ended September 30:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$41,399	$53,087	$143,518	$153,393

Denominator:
Denominator for basic income per common share - weighted-average shares	132,196	114,946	121,133	114,508
Effect of stock options	885	1,360	940	1,481

Denominator for diluted income per common share - adjusted weighted-average shares and assumed conversion	133,081	116,306	122,073	115,989

Basic net income per common share	$0.31	$0.46	$1.18	$1.34

Net income per common share-assuming dilution	$0.31	$0.46	$1.18	$1.32

12.         Legal Matters

O’Reilly Litigation

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.  In addition, O’Reilly is involved in resolving the governmental investigations that were being conducted against CSK prior to its acquisition by O’Reilly.  Further detail regarding such matters is described below.

CSK Pre-Acquisition Matters:  CSK Fiscal 2006 Audit Committee Investigation and Restatement of CSK Consolidated Financial Statements

As disclosed in CSK’s prior SEC filings including its Form 10-Q of May 5, 2008, CSK’s Audit Committee-led investigation and restatement process resulted in previously reported legal, accounting consultant and audit expenses.  CSK incurred approximately $2.8 million of legal expenses related to its response to the governmental investigations associated with the matters that were reviewed in the Audit Committee-led investigation and the defense of the securities class action lawsuit for the period from February 4, 2008 (the day after CSK’s last filed 10-K) through July 11, 2008 (closing of the acquisition under the Merger Agreement.)  The legal, accounting consultant and audit expenses incurred by CSK before July 12, 2008, were incurred prior to O’Reilly’s acquisition of CSK and are not reflected in the O’Reilly’s consolidated financial statements.  O’Reilly expects to continue to incur ongoing legal expenses related to the governmental investigations, as described below, and has reserved $3.7 million as an assumed liability in the Company’s preliminary allocation of the purchase price of CSK.  O’Reilly has incurred approximately $0.3 million of such legal costs related to the government investigations in period from the closing date through September 30, 2008.

Securities Class Action Litigation

As previously described in CSK’s Form 10-Q of May 5, 2008, a settlement agreement relating to pending securities class action litigation was preliminarily approved on April 22, 2008.  The settlement amount was $10.0 million in cash and 178,010 shares of CSK common stock. This settlement was approved by the court on July 1, 2008, the litigation was dismissed with prejudice pursuant to the settlement, and judgment was entered on the same date. Prior to the closing of O’Reilly’s acquisition of CSK, the cash amount  was paid and the CSK common stock were issued in settlement and then the common stock was subsequently acquired by O’Reilly as part of the transaction.

Governmental Investigations

Beginning in June 2006, the SEC has been conducting an investigation related to certain historical accounting practices of CSK.  On May 1, 2008, CSK received a notification from the Staff of the Pacific Regional Office (the “Staff”) of the SEC relating to that investigation.  The notification commonly referred to as a “Wells Notice”, indicates that the Staff is considering recommending to the SEC that the SEC bring an enforcement action against CSK alleging that it violated certain provisions of the federal securities laws, including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder the antifraud provisions.  On June 6, 2008, CSK made its Wells Submission.  On September 4, 2008, under applicable procedures, CSK made a written submission disagreeing with the Staff’s recommendation.  On November 6, 2008, the Staff informed O’Reilly that the Commission agrees with the Staff and has authorized the Staff to bring charges against CSK, including charges that CSK violated the antifraud provisions.  O’Reilly intends to try to resolve CSK’s pre-merger matters with the Staff and the Commission but cannot predict whether and when it will be able to reach a resolution.

In addition, the U.S. Attorney’s office in Phoenix (the “USAO”) and the U.S. Department of Justice in Washington, D.C. (the “DOJ”) have opened an investigation related to these historical accounting practices of CSK. At this time, O’Reilly is cooperating with requests from the DOJ to resolve CSK’s pre-merger matters.

These regulatory proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these regulatory proceedings depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of all of these regulatory proceedings that are pending, after consideration of applicable reserves and potentially available insurance coverage benefits, should not have a material adverse effect on the Company’s consolidated financial condition and liquidity.

13.         Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company).  FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company).  The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  The Company does not anticipate the implementation of SFAS No. 157 as it relates to nonfinancial assets and liabilities will have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The provisions of SFAS No. 159 are effective as of the beginning of the Company’s 2008 fiscal year.  As the Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159, the adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of FASB Statement No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company will adopt the provisions of SFAS No. 161 beginning with the Company’s March 2009 interim consolidated financial statements.

14.         Subsequent Events

On October 14, 2008, the Company entered into interest rate swap transactions with BBT, BA and SunTrust.  The Company entered into the transactions to mitigate the risk associated with the Company’s floating interest rate which is based on LIBOR on an additional $150 million of the Company’s debt that is outstanding under its Credit Agreement, dated as of July 11, 2008.  Each interest rate swap has an effective date of October 17, 2008.  The Company is required to make certain monthly fixed rate payments calculated on the notional amount of each swap and the applicable counterparty is obligated to make certain monthly floating rate payments to the Company referencing the same notional amounts.  The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of the Company’s debt, which may exist under the Credit Facility, to rates ranging between 2.99% and 3.56%, plus an applicable margin under the terms of the Credit Facility.  The applicable notional amount, effective index rate (excluding the addition of the applicable margin) and expiration date for each swap transaction are as follows:

Counterparty	Notional Amount	Effective index rate	Expiration Date
	(in thousands)
BBT	$25,000	2.99%	October 17, 2010
BBT	25,000	3.01	October 17, 2010
BA	25,000	3.05	October 17, 2010
SunTrust	25,000	2.99	October 17, 2010
BA	50,000	3.56	October 17, 2011

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

Overview

O’Reilly Automotive, Inc. is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself customers and professional installers.  At September 30, 2008, we operated 3,277 stores in 38 states.  Our stores carry an extensive line of products consisting of new and remanufactured automotive hard parts and accessories and a complete line of auto body paint and related materials, automotive tools and professional service equipment.  We do not sell tires or perform automotive repairs or installations.

We view the following factors to be the key drivers of current and future demand for the products we sell:

Number of miles driven and number of registered vehicles – the total number of miles driven in the U.S. heavily influences the demand for the repair and maintenance products we sell.  The long-term trend in the number of vehicles on the road and the total miles driven in the U.S. has exhibited steady growth over the past decade.  Since 1998, the total number of miles driven in the United States has increased at an annual rate of approximately 1.6%.  The total number of vehicles on the road has increased from 197 million registered light vehicles in 1998 to 241 million in 2007.  Total number of miles driven remained relatively unchanged in 2007, and has declined in the first eight months of 2008 by 3.3%, as many consumers responded to rising fuel prices and other economic constraints in part by curtailing automobile usage.  We believe that the decrease in miles driven in 2008 is a short-term trend and that long-term miles driven will increase because of the increasing number of vehicles on the road.

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

Unperformed maintenance – according to estimates compiled by the Automotive Aftermarket Industry Association, the annual amount of unperformed or underperformed maintenance in the United States totaled $60 billion for 2008.  This metric represents the degree to which routine vehicle maintenance recommended by the manufacturer is not being performed.  Consumer decisions to avoid or defer maintenance affect demand for our products and the total amount of unperformed maintenance represents potential future demand.  We believe that challenging macroeconomic conditions in 2007 and the first nine months of 2008 contributed to the amount of unperformed maintenance.

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

We recorded net sales of $2.46 billion for the nine months ended September 30, 2008, an increase of 28% compared to $1.92 billion in the first nine months of 2007.  We recorded diluted earnings per common share of $1.18 for the nine months ended September 30, 2008, down from $1.32 for the first nine months of 2007.  Selling, General and Administrative expenses increased to $858 million for the first nine months of 2008 from $609 million for the same period a year ago.  While the current economic conditions have affected our short-term results, we believe that the impact of current economic conditions on consumer demand is not permanent, and we remain confident that the long-term drivers of demand in the automotive aftermarket business will be positive.

Our strategy continues to be to expand market share by aggressively entering new markets, expanding our store base in our current markets, integrating recently acquired stores to our dual-market strategy and increasing the productivity of our existing stores.  We feel that our dual market strategy, of targeting both the do-it-yourself retail customer and commercial installer, positions the company extremely well to grow our share of the automotive aftermarket business.  We continue to remain focused on profitable expansion of our store base through entry into geographic regions contiguous to our existing markets, incremental store growth in compelling markets within our current regions and selective acquisitions including the acquisition of CSK.  Our strategy for integrating the CSK acquisition and executing our dual-market strategy in the Western United States includes an expansion of CSK’s distribution network and inventory offerings.  We believe our investments in store growth and our distribution network will be funded with the cash flows generated by our existing operations and through available borrowings under our credit agreement.

Recent Developments

On July 11, 2008, we completed the acquisition of CSK Auto Corporation (“CSK”), one of the largest specialty retailers of auto parts and accessories in the Western United States and one of the largest such retailers in the United States, based on store count.  Pursuant to the merger agreement, each share of CSK common stock outstanding immediately prior to the merger was canceled and converted into the right to receive 0.4285 of a share of O’Reilly common stock and $1.00 in cash, without interest and less any applicable withholding taxes.  To fund the transaction, we entered into a Credit Agreement for a $1.2 billion asset-based revolving credit facility arranged by Bank of America, N.A. and Lehman Brothers Inc., which we used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for our combined Company going forward.  The results of CSK’s operations have been included in our consolidated financial statements since the acquisition date.

At the date of the acquisition, CSK had 1,342 stores in 22 states, operating under four brand names:  Checker Auto Parts, Schuck’s Auto Supply, Kragen Auto Parts and Murray’s Discount Auto Parts.  This acquisition allowed us to enter into twelve new states:  Alaska, Arizona, California, Colorado, Hawaii, Idaho, Michigan, Nevada, New Mexico, Oregon, Utah and Washington, and a number of new markets. As of September 30, 2008, we have merged 16 CSK stores into existing O’Reilly locations, closed three CSK stores and opened one new CSK store.

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

•                  Self-Insurance Reserves – We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities from workers’ compensation, general liability, vehicle liability, property loss, and employee health care benefits.  With the exception of employee health care benefit liabilities, which are limited by the design of these plans, we obtain third-party insurance coverage to limit our exposure for any individual claim.  When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts.  The assumptions made by management as they relate to each of these factors represent our judgment as to the most probable cumulative impact of each factor to our future obligations.  Our calculation of self-insurance liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date and the application of alternative assumptions would result in a different estimate of these liabilities.  Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains.  As we obtain additional information that affects the assumptions and estimates we used to recognize liabilities for claims incurred in prior accounting periods, we adjust our self-insurance liabilities to reflect the revised estimates based on this additional information. If self-insurance reserves were changed 10% from our estimated reserves at September 30, 2008, the financial impact would have been approximately $6.2 million or 2.5% of pretax income for the nine months ended September 30, 2008.

•                  Accounts receivable – Management estimates the allowance for doubtful accounts based on historical loss ratios and other relevant factors.  Actual results have consistently been within management’s expectations, and we do not believe there is a reasonable likelihood that there will be a material change in the future that will require a significant change in the assumptions or estimates we use to calculate our allowance for doubtful accounts.  However, if actual results differ from our estimates, we may be exposed to losses or gains.  If the allowance for doubtful accounts were changed 10% from our estimated allowance at September 30, 2008, the financial impact would have been approximately $0.6 million or 0.3% of pretax income for the nine months ended September 30, 2008.

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

We also record a reserve to reduce the carrying value of our perpetual inventory to account for quantities in our perpetual records above the actual existing quantities on hand caused by unrecorded shrink.  We estimate this reserve based on the results of our extensive and frequent cycle counting programs and periodic, full physical inventories at our stores and distribution centers.  To the extent that our estimates do not accurately reflect the actual inventory shrinkage, we could potentially experience a material impact to our inventory balances.  We have historically been able to provide a timely and accurate measurement of shrink and have not experienced material adjustments to our estimates.  If unrecorded shrink were changed 10% from the estimate that we recorded based on our historical experience at September 30, 2008, the financial impact would have been approximately $0.6 million or 0.3% of pretax income for the nine months ended September 30, 2008.

Results of Operations

Sales increased $449 million, or 68% from $662 million in the third quarter of 2007, to $1.11 billion in the third quarter of 2008.  Sales for the first nine months of 2008 were $2.46 billion, an increase of $544 million or 28% over sales for the first nine months of 2007.  The following table presents the components of the increase in sales for the three and nine months ended September 30, 2008:

	Increase in Sales For Three Months Ended September 30, 2008 compared to the same period in 2007	Increase in Sales For Nine Months Ended September 30, 2008 compared to the same period in 2007
	(in millions)
O’Reilly stores:
Comparable store sales	$9.4	$27.9
Stores opened throughout 2007, excluding stores open at least one year that are included in comparable store sales	19.5	84.1
Sales of stores opened throughout 2008	21.3	34.1
Non-store sales including machinery, sales to independent parts storesand team members	0.6	(0.8)
CSK stores:
Sales of stores acquired in acquisition of CSK	398.7	398.7
Total increase in sales	$449.5	$543.9

Comparable store sales for O’Reilly stores open at least one year increased 1.5% for both the third quarter and first nine months of 2008.  Comparable store sales for CSK stores open at least one year decreased 4.3% for the portion of CSK’s sales in the third quarter since the July 11, 2008, acquisition by O’Reilly.  Consolidated comparable store sales for stores open at least one year decreased 0.8% for the third quarter of 2008 and increased 0.5% for the first nine months of 2008.  Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to team members.  In an effort to provide a better understanding of non-store sales that are excluded from the calculation of comparable store sales and their impact on total revenue, the following table presents quarterly results for these sales (in millions):

	2008	2007	2006
For the quarter ended:
March 31	$16	$17	$16
June 30	19	19	19
September 30	21	18	18
December 31		16	16
For the year ended December 31:	$56	$70	$69

We believe that the increased sales achieved by our stores are the result of superior inventory availability, offering a broader selection of products in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores, compensation programs for all store team members that provide incentives for performance and our continued focus on serving professional installers.  We opened 37 and 131 stores in the three and nine months ended September 30, 2008, respectively.  At September 30, 2008, we operated 3,277 stores compared to 1,774 stores at September 30, 2007.  Due to the acquisition of CSK, we anticipate new store unit growth will be 150 new stores in 2008, excluding store acquisition and consolidation related to the acquisition of CSK.

Gross profit increased $214 million, or 73% from $294 million (or 44.4% of sales) in the third quarter of 2007 to $507 million (or 45.6% of sales) in the third quarter of 2008.  Gross profit for the first nine months increased 31% to $1.11 billion (or 45.2% of sales) in 2008, from $850 million (or 44.3% of sales) in 2007.  The increase in gross profit dollars was primarily the result of the increase in sales resulting from the acquisition of CSK and the increase in the number of stores open during the third quarter and first nine months of 2008 compared to the same period in 2007 and increased sales levels at existing stores.  The increase in gross profit as a percentage of sales is the result of improved product mix, lower product acquisition cost and distribution system improvements.  We improved our product mix by continuing to implement strategies to differentiate our merchandise selections at each store based on customer demand and vehicle demographics in the store’s market and through ongoing Team Member training initiatives focused on selling products with greater gross margin contribution.  Additionally, gross margin percentage improved as a result of the inclusion of CSK sales.  Gross margin percentages on CSK sales are higher than core O’Reilly primarily because a greater proportion of CSK sales are made to DIY customers (which typically have higher gross margin percentages) and market conditions that are specific to CSK markets.  Product acquisition costs improved due to increased production by our suppliers in lower-cost foreign countries and improved negotiating leverage with our vendors as a result of our growth.  Additionally, minor acquisition cost synergies resulting from the CSK acquisition contributed to the improved product acquisition costs.  Improvements in our distribution system were the result of capital projects designed to create operating expense efficiencies.  We anticipate these trends to continue at a moderate rate throughout the remainder of 2008, with more significant improvements resulting from continued product acquisition synergies relating to the CSK acquisition.

Selling, general and administrative expenses (“SG&A expenses”) increased $204 million, or 97% from $211 million (or 31.9% of sales) in the third quarter of 2007 to $415 million (or 37.3% of sales) in the third quarter of 2008.  SG&A expenses increased $249 million, or 41% from $609 million (or 31.7% of sales) in the first nine months of 2007 to $858 million (or 34.8% of sales) in the first nine months of 2008.  The dollar increase in SG&A expenses resulted primarily from the acquisition of CSK and from additional team members and resources to support our increased store count.  The increase in SG&A expenses as a percentage of sales in the third quarter and for the first nine months of 2008 was primarily due to the addition of the CSK store base which has a higher expense structure than the core O’Reilly store base, $2.5 million of non-cash amortization of CSK trade names and trade marks and partial de-leverage of fixed SG&A expenses on low comparable store sales increases.

Interest expense increased $9.8 million, from $1.1 million (or 0.2% of sales) during the third quarter of 2007 to $10.9 million (or 1.0% of sales) in the third quarter of 2008.  Interest expense for the first nine months of 2008 increased $10.5 million, from $2.6 million (or 0.1% of sales) in 2007 to $13.1 million (or 0.5% of sales) for the same period in 2008.  The increase in interest expense for the third quarter and first nine months of 2008 is the result of borrowings under our new asset-based revolving credit facility that were used to fund the CSK acquisition as well as amortization of a portion of the debt issuance costs.  Other income (expense) for the third quarter included one-time charges of $4.2 million for interim financing facility commitment fees related to the CSK acquisition and $7.2 million of debt prepayment costs resulting from the payoff of our existing senior notes and synthetic lease facility.

Our estimated provision for income taxes decreased $0.6 million to $29.8 million for the third quarter 2008 compared to $30.4 million for the same period in 2007.  Our provision for income taxes increased $0.8 million to $90.4 million for the first nine months of 2008 compared to $89.6 million for the first nine months of 2007.  Our effective tax rate was 41.8% of income before income taxes for the third quarter of 2008 versus 36.4% for the same period in 2007.  Our effective tax rate for the first nine months of 2008 was 38.6% versus 36.9% for the same period in 2007.  These increases are the result of our acquisition of CSK and the generally higher effective tax rates in most states where CSK stores are located.  In addition we incurred a one-time charge to adjust tax liabilities in the amount $3.1 million relating to the acquisition.

Our diluted earnings per common share for the third quarter of 2008 decreased 33% to $0.31 on 133.1 million shares compared to $0.46 for the third quarter of 2007 on 116.3 million shares.  Our diluted earnings per common share for the first nine months of 2008 decreased 11% to $1.18 on 122.1 million shares compared to $1.32 a year ago on 116.0 million shares.  Our third quarter results included charges related to the July 11, 2008, acquisition of CSK.  These charges included one-time costs for the prepayment and extinguishment of existing O’Reilly debt, commitment fees for an unused interim financing facility, a one-time adjustment to tax liabilities resulting from the acquisition of CSK and a non-cash charge to amortize the value assigned to CSK’s trade names and trademarks, which will be amortized over the next one to three years coinciding with the anticipated conversion of CSK store locations.  Adjusted diluted earnings per share, excluding the impact of acquisition related charges, was $0.40 and $1.27 for the third quarter and first nine months of 2008, reflecting decreases of 13% and 4%, respectively, from the same periods a year ago.  The impact of the individual acquisition related charges was as follows:

	Net Income		Diluted Earnings Per Share
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(in thousands, except per share data)
Net income excluding acquisition-related charges	$53,055	$155,174	$0.40	$1.27
Acquisition related charges, net of tax:
Debt prepayment costs	4,412	4,412	0.03	0.04
Interim facility commitment fees	2,558	2,558	0.02	0.02
Adjustments to tax liabilities	3,142	3,142	0.02	0.02
Amortization of trade names and trademarks	1,544	1,544	0.02	0.01

Net income and diluted EPS	$41,399	$143,518	$0.31	$1.18

The acquisition-related adjustments to EPS in the above paragraph and table present certain financial information not derived in accordance with United States generally accepted accounting principles (“GAAP”).  We do not, and do not suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.  We believe that the presentation of adjusted net income and earnings per share excluding the acquisition-related charges provides meaningful supplemental information to both management and investors that is indicative of the Company’s ongoing core operations.  Management excludes these items in judging its performance and believes this non-GAAP information is useful to gain an understanding of the recurring factors and trends affecting our business.  Material limitations of these non-GAAP measures are that such measures do not reflect actual GAAP amounts, debt prepayment costs and interim facility commitment fees include actual cash outlays, adjustments to existing tax liabilities reflect future cash outlays, and amortization of acquisition-related trade names and trademarks reflect charges to net income and earnings per share that will recur over the estimated useful lives of the assets ranging from one to three years. We compensate for such limitations by presenting, in the table above, the accompanying reconciliation to the most directly comparable GAAP measures.

Liquidity and Capital Resources

Net cash provided by operating activities increased from $281.9 million for the first nine months in 2007 to $289.3 million for the first nine months of 2008.  This increase was principally due to increased income before depreciation and amortization and a decrease in accounts receivable from vendors partially offset by an increase in net inventory investment.  Net inventory investment reflects our investment in inventory net of the amount of accounts payable to vendors.  The increase in net inventory investment is the result of our initiative to increase the per store inventory levels at our newly acquired CSK stores.

Net cash used in investing activities increased from $216.5 million during the first nine months in 2007 to $288.8 million for the comparable period in 2008, principally due to payments made in association with the acquisition and closing of CSK and an increase in capital expenditures from the purchase of properties previously leased under our synthetic lease facility on July 11, 2008.

Net cash used in financing activities for the first nine months of 2008 was $21.7 million compared to net cash provided by financing activities of $14.4 million during the same period of 2007.  The increase in cash used in financing activities is primarily the result of the payment of outstanding principal balances on existing debt, debt issuance costs and prepayment costs in association with the financing of the acquisition of CSK partially offset by the proceeds from borrowings under our asset-based credit facility.

On July 11, 2008, in connection with the acquisition of CSK, we entered into a Credit Agreement for a five-year $1.2 billion asset-based revolving credit facility arranged by Bank of America, N.A. and Lehman Brothers Inc., which we used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward.  This facility replaced a previous unsecured, five-year syndicated revolving credit facility in the amount of $100 million.

The Credit Agreement is comprised of a $1.075 billion tranche A revolving credit facility and a $125.0 million first-in-last-out revolving credit facility (FILO tranche).  On the date of the transaction, the amount of the borrowing base available, as described in the Credit Agreement, under the credit facility was $1.05 billion of which we borrowed $588 million.  We used borrowings under the credit facility to repay certain existing debt of CSK, repay our $75 million 2006-A Senior Notes and purchase all of the properties that had been leased under our synthetic lease facility.  We believe that cash expected to be provided by operating activities and our asset-based revolving credit facility will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future.

Borrowings under the tranche A revolver initially bear interest, at our option, at a rate equal to either a base rate plus 1.50% per annum or LIBOR plus 2.5% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds.  Borrowings under the FILO tranche are expected to bear interest, at our option, at a rate equal to either a base rate plus 2.75% per annum or LIBOR plus 3.75% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds.  The base rate is equal to the higher of the prime lending rate established by Bank of America from time to time and the federal funds effective rate as in effect from time to time plus 0.50%.  Fees related to unused capacity under the credit facility are assessed at a rate of 0.5% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity.  In addition, we paid customary commitment fees, letter of credit fees, underwriting fees and other administrative fees in respect of the credit facility.

On July 24, 2008, we entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), Bank of America, N.A. (“BA”) and SunTrust Bank (“SunTrust”).  We entered into the interest rate swap transactions to mitigate the risk associated with our floating interest rate based on LIBOR on an aggregate of $250 million of our debt that is outstanding under our Credit Agreement, dated as of July 11, 2008.  Each interest rate swap has an effective date of August 1, 2008 and maturity dates of (i) August 1, 2010 for the BBT Swap,

(ii) August 1, 2011 for the BA Swap and (iii) August 1, 2011 for the SunTrust Swap. We are required to make certain monthly fixed rate payments calculated on notional amounts of (i) $100 million for the BBT Swap, (ii) $75 million for the BA Swap and (iii) $75 million for the SunTrust Swap, while the applicable counter party is obligated to make certain monthly floating rate payments to us referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of our debt which may exist under the Credit Facility to (i) 3.425% for the BBT Swap, (ii) 3.83% for the BA Swap and (iii) 3.83% for the SunTrust Swap, plus an applicable margin under the terms of the Credit Facility.

On October 14, 2008 we entered into additional interest rate swap transactions with BBT, BA and SunTrust.  We entered into the transactions to mitigate the risk associated with our floating interest rate, which is based on LIBOR on an additional $150 million of our debt that is outstanding under our Credit Agreement, dated as of July 11, 2008.  Each interest rate swap has an effective date of October 17, 2008.  We are required to make certain monthly fixed rate payments calculated on the notional amount of each swap and the applicable counterparty is obligated to make certain monthly floating rate payments to us referencing the same notional amounts.  The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of our debt, which may exist under the Credit Facility, to rates ranging between 2.99% and 3.56%, plus an applicable margin under the terms of the Credit Facility.  The applicable notional amount, effective interest rate and expiration date for each swap transaction are as follows:

Counterparty	Notional Amount (in thousands)	Effective index rate	Expiration Date
BBT	$25,000	2.99%	October 17, 2010
BBT	25,000	3.01	October 17, 2010
BA	25,000	3.05	October 17, 2010
SunTrust	25,000	2.99	October 17, 2010
BA	50,000	3.56	October 17, 2011

On July 11, 2008, O’Reilly agreed to become a guarantor, on a subordinated basis, of the $100 million principal amount of 6 3/4% Exchangeable Senior Notes due 2025 (the “Notes”) originally issued by CSK pursuant to an Indenture (the “Original Indenture”), dated as of December 19, 2005, as amended and supplemented by the First Supplemental Indenture (the “First Supplemental Indenture”) dated as of December 30, 2005, and the Second Supplemental Indenture, dated as of July 27, 2006, (the “Second Supplemental Indenture”) by and between CSK Auto Corporation, CSK Auto, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

The 6 3/4% Notes are exchangeable into cash and shares of our common stock.  The Notes bear interest at 6.75% per year until December 15, 2010, and 6.5% until maturity on December 15, 2025. Prior to their stated maturity, the 6 3/4% Notes are exchangeable by the holders only under certain circumstances.  In the event of an exchange, each $1,000 Principal Amount of the Notes shall be exchangeable into 25.97 shares of our common stock and $60.61 in cash.

The noteholders may require us to repurchase some or all of the notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus any accrued and unpaid interest on December 15, 2010; December 15, 2015; or December 15, 2020, or on any date following a fundamental change as described in the indenture.  We may redeem some or all of the notes for cash at a redemption price of 100% of the principal amount plus any accrued and unpaid interest on or after December 15, 2010, upon at least 35-calendar days notice.

Our plan to integrate the acquisition of CSK will require significant capital expenditures, principally for investments to upgrade CSK’s distribution network, convert store signage, fixtures and point-of-sale equipment to the O’Reilly model and to upgrade inventory offerings.  Additionally, our continuing store expansion requires significant capital expenditures and working capital principally for inventory requirements.  The costs associated with opening a new store (including the cost of land acquisition, improvements, fixtures, net inventory investment and computer equipment) are estimated to average approximately $1.2 to $1.4 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site.  We plan to finance the CSK acquisition and our expansion program through cash expected to be provided from operating activities and available borrowings under our asset-based revolving credit facility.

During the first nine months of 2008, we opened 131 net new stores.  We plan to open approximately 19 additional stores during the remainder of 2008, bringing the total net new stores in 2008 to 150.  The funds required for such planned expansions are expected to be provided by cash generated from operating activities and our asset-based revolving credit facility.

Contractual Obligations

At September 30, 2008, we had long-term debt with maturities of less than one year of $8.3 million and long-term debt with maturities over one year of $657.1 million, representing a total increase in all outstanding debt of $564.9 million from September 30, 2007.  On July 11, 2008, we repaid our Series 2001-A Senior Notes that were issued for $75 million on May 16, 2001 using available cash on hand and borrowings under our asset-based revolving credit facility.  These notes, along with the Series 2001-B Senior Notes, which were repaid on May 16, 2008 using available cash on hand, were part of a $100 million private placement of two series of unsecured senior notes.  We had contractual commitments, with aggregate maturities of both less than and greater than twelve months, under our operating leases in the amount of $1.35 billion at September 30, 2008.  This amount includes $809 million in operating lease obligations acquired in connection with the acquisition of CSK on July 11, 2008.  In addition, we have $22.9 million in future contractual obligations under interest rate swap agreements that were in place as of September 30, 2008.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2008 for us).  FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (fiscal year 2009 for us).  The implementation of SFAS No. 157 for nonfinancial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position, results of operations or cash flows.  We do not anticipate SFAS No. 157 will have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The provisions of SFAS No. 159 are effective as of the beginning of our 2008 fiscal year.  As we elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159, the adoption of SFAS No. 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of FASB Statement No. 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We will adopt the provisions of SFAS No. 161 beginning with our March 2009 interim consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our credit facilities with variable interest rates.  In the event of an adverse change in interest rates and to the extent that we have amounts outstanding under our asset-based credit facility, management would likely take further actions that would mitigate our exposure to interest rate risk, particularly if our borrowing levels increase to any significant extent.  We have interest rate exposure with respect to the $543.6 million outstanding balance on our variable interest rate debt at September 30, 2008; however, from time to time, we have entered into interest rate swaps to reduce this exposure.  On July 24, 2008 and on October 14, 2008, we reduced our exposure to changes in interest rates by entering into interest rate swap contracts (“the Swaps”) with a total notional amount of $400 million.  The Swaps represent contracts to exchange a floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount.  The notional amount of the swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss.  The Swaps have been designated as cash flow hedges.  If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $1.4 million ($0.9 million after tax), based on our exposure to interest rate changes on variable rate debt that is not covered by the Swaps.  This analysis does not consider the effects of the change in the level of overall economic activity that could exist in an environment of adversely changing interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(b) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2008.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On July 11, 2008, the Company completed its acquisition of CSK Auto Corporation (“CSK”), at which time CSK became a wholly owned subsidiary of the Company.  The Company considers the transaction material to results of operations, cash flows and financial position from the date of the acquisition through September 30, 2008 and believes the internal controls and procedures of CSK will have a material effect on the Company’s internal control over financial reporting.  See Note 2 “Business Combination” to the Condensed Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

The Company is currently in the process of evaluating the internal controls and procedures of CSK.  Further, the Company is in the process of integrating CSK operations.  The Company anticipates a successful integration of operations and internal controls over financial reporting, but will face significant challenges in integrating procedures and operations in a timely and efficient manner and retaining key personnel.  Management will continue to evaluate its internal control over financial reporting as it executes integration activities, however, integration activities could materially affect the Company’s internal control over financial reporting in future periods.

Except for the CSK acquisition, there were no other material changes in the Company’s internal control over financial reporting during the third quarter of 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 12 “Legal Matters” in the notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I above, which is incorporated herein by reference.

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

Page

2.2

Agreement and Plan of Merger, dated April 1, 2008, between O’Reilly Automotive, Inc., OC Acquisition Company and CSK Auto Corporation, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2008, is incorporated herein by this reference.

10.1

Credit Agreement, dated as of July 11, 2008, among O’Reilly Automotive, Inc., as the lead Borrower itself and the other Borrowers from time to time party thereto, the Guarantors from time to time party thereto, Bank of America N.A., as Administrative Agent, Collateral Agent, L/C Issuer, and Swing Line Lender, the Lenders from time to time party thereto, and the other agents party thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 11, 2008, is incorporated herein by this reference.

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

O’REILLY AUTOMOTIVE, INC.

November 10, 2008	/s/ Greg Henslee
Date	Greg Henslee, Co-President and Chief Executive Officer (Principal Executive Officer)

November 10, 2008	/s/ Thomas McFall
Date	Thomas McFall, Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number

Description

Page

2.2

Agreement and Plan of Merger, dated April 1, 2008, between O’Reilly Automotive, Inc., OC Acquisition Company and CSK Auto Corporation, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2008, is incorporated herein by this reference.

10.1

Credit Agreement, dated as of July 11, 2008, among O’Reilly Automotive, Inc., as the lead Borrower itself and the other Borrowers from time to time party thereto, the Guarantors from time to time party thereto, Bank of America N.A., as Administrative Agent, Collateral Agent, L/C Issuer, and Swing Line Lender, the Lenders from time to time party thereto, and the other agents party thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 11, 2008, is incorporated herein by this reference.

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