Form 10-K
period 2008-12-31
O REILLY AUTOMOTIVE INC
filed 2009-03-02
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒  No    ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by a checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). Yes    ☐  No    ☒

At February 23, 2009, an aggregate of 134,952,674 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $4,282,048,346 based on the last sale price of the common stock reported by The Nasdaq Global Select Market.

At June 30, 2008, an aggregate of 115,761,048 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $2,587,259,423 based on the last sale price of the common stock reported by The Nasdaq Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE

As indicated below, portions of the registrant’s documents specified below are incorporated here by reference:

Document	Form 10-K Part
Proxy Statement for 2009 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A within 120 days of the end of registrant’s most recently completed fiscal year)	Part III

Forward Looking Information

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses including the acquisition of CSK Auto Corporation (“CSK”), weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of this annual report on Form 10-K for the year ended December 31, 2008, for additional factors that could materially affect our financial performance.

PART I

Item 1.	Business

General

O’Reilly Automotive, Inc. is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (“DIY”) customers and professional installers. At December 31, 2008, we operated 3,285 stores in 38 states. Our stores carry an extensive product line, including the products bulleted below:

•	new and remanufactured automotive hard parts, such as alternators, starters, fuel pumps, water pumps, brake system components, batteries, belts, hoses, chassis parts and engine parts;

•	maintenance items, such as oil, antifreeze, fluids, filters, wiper blades, lighting, engine additives and appearance products;

•	accessories, such as floor mats, seat covers and truck accessories; and

•	a complete line of auto body paint and related materials, automotive tools and professional service equipment.

We do not sell tires or perform automotive repairs or installations.

O’Reilly Automotive, Inc. was incorporated in 1957 as a corporation. The Company was founded by Charles F. O’Reilly and his son, Charles H. “Chub” O’Reilly, Sr. and initially operated from a single store in Springfield, Missouri.

On July 11, 2008, we completed the acquisition of CSK, one of the largest specialty retailers of auto parts and accessories in the western United States and one of the largest such retailers in the United States, based on store count. Each share of CSK common stock outstanding immediately prior to the merger was canceled and converted into the right to receive 0.4285 of a share of O’Reilly common stock and $1.00 in cash. To fund the transaction, we entered into a Credit Agreement (“ABL Credit Agreement”) for a $1.2 billion asset-based revolving credit facility (“ABL Credit Facility”) arranged by Bank of America, N.A., which we used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined company going forward. The results of CSK’s operations have been included in our consolidated financial statements since the acquisition date.

At the date of the acquisition, CSK had 1,342 stores in 22 states, operating under four brand names: Checker Auto Parts, Schuck’s Auto Supply, Kragen Auto Parts and Murray’s Discount Auto Parts. This added stores in twelve new states: Alaska, Arizona, California, Colorado, Hawaii, Idaho, Michigan, Nevada, New Mexico, Oregon, Utah and Washington, and a number of new markets in states where O’Reilly had a presence prior to the acquisition. The integration of CSK is focused on the implementation of our dual market strategy, which requires the conversion of the store and distribution information systems, enhancements to the distribution infrastructure and inventory offerings, and the infusion of the O’Reilly culture. Conversion of all of the CSK stores to O’Reilly branded stores began in October of 2008 and will continue into 2011. In order to implement our proven dual market strategy throughout the CSK store network, we will add four distribution centers in the western United States. As of December 31, 2008, we had converted 51 CSK stores to the O’Reilly brand, merged 35 CSK stores with existing O’Reilly locations, closed six CSK stores and opened four new CSK stores.

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

See “Risk Factors” beginning on page 14 for a description of certain risks relevant to our business. These risk factors include, among others, risks related to competition in the automotive aftermarket business, current economic conditions, our growth strategy, integration of CSK, our acquisition strategy, increased debt levels, our sensitivity to regional economic and weather conditions, our dependence upon key and other personnel, the volatility of the market price of our common stock, the effect of sales of shares of our common stock eligible for future sale, the integration of CSK, increased debt levels, and unanticipated fluctuations in our quarterly results.

Competitive Advantages

Proven Ability to Execute Dual Market Strategy. We have an established track record of effectively serving, at a high level, both DIY customers and professional installers. We believe our ability to execute a dual market strategy is a competitive advantage; execution of this strategy enables us to better compete in the ways bulleted below:

•	target a larger base of consumers of automotive aftermarket parts;

•	capitalize on our existing retail and distribution infrastructure;

•	operate profitably in both large markets and less densely populated geographic areas that typically attract fewer competitors; and

•	enhance service levels offered to DIY customers through the offering of a broad inventory and the extensive product knowledge required by professional installers.

We have been committed to a dual market strategy for over 30 years. In 2008, the existing O’Reilly stores operating our dual market strategy derived approximately 52% of our sales from our DIY customers and approximately 48% from our professional installer customers. As a result of our historical success of executing our dual market strategy and our over 400 full-time sales staff dedicated solely to calling upon and selling to the professional installer, we believe we will continue to increase our sales to professional installers and will continue to have a competitive advantage over our retail competitors who derive a high concentration of their sales from the DIY market. From the date of acquisition through the end of the year, the acquired CSK stores derived approximately 90% of sales from DIY customers and approximately 10% from professional installer customers. We have a tremendous opportunity to build on the strong retail base at the CSK stores by growing the commercial business through the implementation of our dual market strategy and capitalizing on our other competitive advantages.

Superior Customer Service. We seek to attract new DIY and professional installer customers and to retain existing customers by offering superior customer service, the key elements of which are bulleted below:

•	superior in-store service through highly-motivated, technically-proficient store personnel (Professional Parts People) using an advanced point-of-sale system;

•	an extensive selection and availability of products;

•	attractive stores in convenient locations; and

•	competitive pricing, supported by a good, better, best product assortment designed to meet all of our customers’ quality and value preferences.

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

Strategic Distribution Systems. We believe that the geographic concentration of our store network in 36 contiguous states and the strategic locations of our distribution centers enable us to optimize product availability and inventory levels throughout our store network. Our inventory management and distribution systems electronically link each of our stores to a distribution center, providing for efficient inventory control and management. Our distribution system provides each of our stores, excluding the recently acquired and yet to be converted CSK stores, with same-day or overnight access to over 116,000 stock keeping units (“SKUs”), many of which are hard to find items not typically stocked by other auto parts retailers. Distribution infrastructure enhancements are a key component of the CSK integration plan and will enable us to support the acquired store network with the same inventory availability provided to our existing stores. We believe this timely access to a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

We currently operate 18 distribution centers, including three acquired CSK distribution centers and our newly opened Lubbock, Texas, distribution center. We will close the acquired CSK distribution center in Minneapolis, which directly overlaps with a larger, existing O’Reilly distribution center. We plan to add a total of four distribution centers in the CSK markets in addition to a previously planned distribution center in Greensboro, North Carolina. The first three of the four distribution centers to be added in the CSK market areas will be in the metropolitan areas of Los Angeles, California; Seattle, Washington; and Denver, Colorado. We are currently evaluating sites in Utah for the remaining distribution center. As these new distribution centers open, the acquired CSK stores in that area will begin receiving same-day or overnight access to over 116,000 SKUs.

Experienced Management Team. Our management team has demonstrated the consistent ability to successfully execute our business plan, including the identification and integration of strategic acquisitions. We have experienced sixteen consecutive years of record revenues and positive comparable store sales results since becoming a public company in April 1993. We have a strong senior management team comprised of 177 professionals who average over 17 years of industry experience. In addition, our 383 corporate managers average over 13 years of industry experience and our 285 district managers average over 12 years of industry experience.

Growth Strategy

Aggressively Open New Stores. We intend to continue to open new stores to achieve greater penetration in existing markets and to expand into new, contiguous markets. We plan to open approximately 150 stores in 2009 and a majority of these sites have been identified. In selecting sites for new stores, we strategically locate store sites in clusters within geographic areas to achieve management, advertising and distribution economies of scale.

We target both small and large markets for expansion of our store network. While we have faced, and expect to continue to face, aggressive competition in the more densely populated markets, we believe that we have competed effectively, and that we are well positioned to continue to compete effectively, in such markets and achieve our goal of continued sales and profit growth within these markets. We also believe that because of our dual market strategy, we are better able to operate stores in less densely populated areas within our geographic footprint, which would not otherwise support a national chain store selling primarily to the retail automotive aftermarket. Consequently, we also expect to continue to open new stores in less densely populated market areas.

To date, we have not experienced significant difficulties in locating suitable store sites for construction of new stores or identifying suitable acquisition candidates for conversion to O’Reilly stores. We typically open new stores either by (i) constructing a new store at a site we purchase or lease and stocking the new store with fixtures and inventory, (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store, or (iii) purchasing multi-store chains. Store sites are strategically located in clusters within geographic areas that complement our distribution network in order to achieve economies of scale in management, advertising and distribution costs. Other key factors we consider in the site selection process include population density and growth patterns, age and per capita income, vehicle traffic counts, the number and type of existing automotive repair facilities, other competing auto parts stores, other competitors within a pre-determined radius, and the operational strength of such competitors. When entering new, more densely populated markets, we generally seek to initially open several stores within a short span of time in order to maximize the effect of initial promotional programs and achieve economies of scale.

Profitable same store sales growth is also an important part of our growth strategy. To achieve improved sales and profitability at existing O’Reilly stores, we continually strive to improve the service provided to our customers. We believe that while competitive pricing is essential in the competitive environment of the automotive aftermarket business, it is customer satisfaction (whether of the DIY consumer or professional installer), resulting from superior customer service, which generates increased sales and profitability.

Selectively Pursue Strategic Acquisitions. Although the automotive aftermarket industry is still highly fragmented, we believe the ability of national retail chains, such as ourselves, to operate more efficiently than smaller independent operators or mass merchandisers will result in continued industry consolidation. Thus, we intend to selectively pursue acquisition targets that will strengthen our position as a leading automotive products supplier.

Continually Enhance Store Design and Location. Our current prototype store design features enhancements such as increased square footage, higher ceilings, more convenient interior store layouts, improved in-store signage, brighter lighting, increased parking availability and dedicated counters to serve professional installers, each designed to increase sales and operating efficiencies and enhance customer service. We continually update the location and condition of our store network through systematic renovation and relocation of our existing stores to enhance store performance. We believe that our ability to consistently achieve growth in same store sales is due in part to our commitment to maintaining an attractive store network, which is strategically located to best serve our customers.

Grow professional installer relationships in the Western United States. In order to implement our proven dual market strategy throughout the CSK store network and grow the professional installer market in those areas, we will add four distribution centers in the Western United States. These strategically located distribution centers will provide converted CSK stores with same-day or overnight delivery access to over 116,000 SKUs and will give these stores an important tool to provide industry-leading customer service to the professional installer, as well as the DIY customer. We recently signed purchase contracts to acquire facilities located in the metropolitan areas of Los Angeles, California; Seattle, Washington; and Denver, Colorado. These distribution centers are existing, new facilities and range in size from 360,000 to 408,000 square feet. In addition, we are currently evaluating sites for the final distribution center, which will be located in Utah. Our expanded distribution network will provide access to the breadth of SKUs needed to succeed in the professional installer side of the business and will be a very meaningful service enhancement for our retail customers as well.

Products and Purchasing

Our stores offer DIY and professional installer customers a wide selection of brand name and private label products for domestic and imported automobiles, vans and trucks. We do not sell tires or perform automotive repairs or installations. Our merchandise generally consists of nationally recognized, well-advertised, premium name brand products such as AC Delco, Moog, Wagner, Gates Rubber, Federal Mogul, Monroe, Prestone, Quaker State, Pennzoil, Castrol, Valvoline, STP, BWD, Cardone, Wix, Armor All and Turtle Wax. In addition to name brand products, our stores carry a wide variety of high-quality private label products under our O’Reilly Auto Parts®, BestTest®, Micro-Gard®, Power Torque®, Miles Ahead®, Super Start® , BrakeBest®, Ultima®, Master Pro® Murray and Omnispark® proprietary name brands. Our private label products are produced by nationally recognized manufacturers and meet or exceed original equipment manufacturer specifications and provide a great combination of quality and value – a characteristic important to our DIY customers.

We purchase automotive products in substantial quantities from over 450 vendors, the five largest of which accounted for approximately 26% of our total purchases in 2008. Our largest vendor in 2008 accounted for approximately 9% of our total purchases and the next four largest vendors each accounted for four to five percent of such purchases. We have no long-term contractual purchase commitments with any of our vendors, nor have we experienced difficulty in obtaining satisfactory alternative sources of supply for automotive parts. We believe that alternative supply sources exist at substantially similar costs, for substantially all of the automotive products that we sell. It is our policy to take advantage of payment and seasonal purchasing discounts offered by our vendors and to utilize extended dating terms available from vendors. During 2008, we entered into various programs and arrangements with certain vendors that provided for extended dating and payment terms for inventory purchases. As a whole, we consider our relationships with our vendors to be very good.

Inflation and Seasonality

We have been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. To the extent our acquisition cost increased due to base commodity price increases industry-wide, we have typically been able to pass along these increased costs through higher retail prices for the affected products. As a result, we do not believe our operations have been materially, adversely affected by inflation.

To some extent, our business is seasonal primarily as a result of the impact of weather conditions on customer buying patterns. Store sales and profits have historically been higher in the second and third quarters (April through September) than in the first and fourth quarters of the year.

Store Network

Store Locations. As a result of our dual market strategy, we are able to operate profitably in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national chain selling primarily to the retail automotive aftermarket. The following table sets forth the geographic distribution of our stores:

State	December 31, 2007		2008 Net New O’Reilly Stores		2008 CSK Acquired Stores	2008 CSK Net New, Merged or Closed Stores	December 31, 2008
	Store Count	% of Total Store Count	Store Count	% of Total Store Count	Store Count	Store Count	Store Count	% of Total Store Count	Cumulative % of Total Store Count
Texas	467	25.5%	22	14.7%	17	—	506	15.4%	15.4%
California	—	—	—	—	480	—	480	14.6%	30.0%
Missouri	169	9.2%	6	4.0%	—	—	175	5.3%	35.3%
Washington	—	—	—	—	139	—	139	4.2%	39.6%
Georgia	115	6.3%	16	10.7%	—	—	131	4.0%	43.6%
Arizona	—	—	—	—	130	(1)	129	3.9%	47.5%
Illinois	61	3.3%	3	2.0%	59	—	123	3.7%	51.2%
Tennessee	117	6.4%	5	3.3%	—	—	122	3.7%	54.9%
Oklahoma	103	5.6%	3	2.0%	—	—	106	3.2%	58.2%
Alabama	100	5.5%	3	2.0%	—	—	103	3.1%	61.3%
Minnesota	58	3.2%	4	2.7%	57	(19)	100	3.0%	64.4%
Arkansas	90	4.9%	4	2.7%	—	—	94	3.0%	67.2%
Colorado	—	—	—	—	89	—	89	2.7%	69.9%
Louisiana	73	4.0%	6	4.0%	—	—	79	2.4%	72.3%
Indiana	55	3.0%	12	8.0%	3	—	70	2.1%	74.5%
Mississippi	63	3.4%	5	3.3%	—	—	68	2.1%	76.5%
Iowa	65	3.6%	—	—	—	—	65	2.0%	78.5%
Michigan	—	—	—	—	65	—	65	2.0%	80.5%
Kansas	63	3.4%	1	0.7%	—	—	64	2.0%	82.4%
Utah	—	—	—	—	55	—	55	2.0%	84.1%
Kentucky	50	2.7%	3	2.0%	—	—	53	2.0%	85.7%
North Carolina	38	2.1%	10	6.7%	—	—	48	1.5%	87.2%
Nevada	—	—	—	—	45	—	45	1.4%	88.5%
Wisconsin	11	0.6%	10	6.7%	26	(2)	45	1.4%	89.9%
Ohio	14	0.8%	14	9.3%	14	—	42	1.3%	91.2%
Oregon	—	—	—	—	43	(1)	42	1.3%	92.5%
South Carolina	32	1.8%	8	5.3%	—	—	40	1.2%	93.7%
New Mexico	—	—	—	—	35	—	35	1.1%	94.8%
Idaho	—	—	—	—	31	(1)	30	0.9%	95.7%
Nebraska	27	1.5%	1	0. 7%	—	—	28	0.9%	96.5%
Florida	20	1.1%	4	2. 7%	—	—	24	0.7%	97.3%
Montana	20	1.1%	1	0. 7%	10	(8)	23	0.7%	98.0%
Wyoming	5	0.3%	2	1. 3%	11	(2)	16	0.5%	98.4%
North Dakota	7	0.4%	2	1.3%	7	(4)	12	0.4%	98.8%
Alaska	—	—	—	—	10	1	11	0.3%	99.1%
Hawaii	—	—	—	—	11	—	11	0.3%	99.5%
South Dakota	3	0.2%	2	1.3%	5	—	10	0.3%	99.8%
Virginia	4	0.2%	3	2.0%	—	—	7	0.2%	100%

Total	1,830		150		1,342	(37)	3,285

The table below sets forth the geographic distribution of our stores by brand, as of December 31, 2008:

State	O’Reilly	Checker	Schuck’s	Kragen	Murray’s	Total
Alabama	103	—	—	—	—	103
Alaska	—	—	11	—	—	11
Arizona	—	129	—	—	—	129
Arkansas	94	—	—	—	—	94
California	—	1	2	477	—	480
Colorado	—	89	—	—	—	89
Florida	24	—	—	—	—	24
Georgia	131	—	—	—	—	131
Hawaii	—	11	—	—	—	11
Idaho	—	8	22	—	—	30
Illinois	64	—	—	—	59	123
Indiana	67	—	—	—	3	70
Iowa	65	—	—	—	—	65
Kansas	64	—	—	—	—	64
Kentucky	53	—	—	—	—	53
Louisiana	79	—	—	—	—	79
Michigan	—	—	—	—	65	65
Minnesota	85	15	—	—	—	100
Mississippi	68	—	—	—	—	68
Missouri	175	—	—	—	—	175
Montana	23	—	—	—	—	23
Nebraska	28	—	—	—	—	28
Nevada	—	27	—	18	—	45
New Mexico	—	35	—	—	—	35
North Carolina	48	—	—	—	—	48
North Dakota	12	—	—	—	—	12
Ohio	28	—	—	—	14	42
Oklahoma	106	—	—	—	—	106
Oregon	—	—	42	—	—	42
South Carolina	40	—	—	—	—	40
South Dakota	9	1	—	—	—	10
Tennessee	122	—	—	—	—	122
Texas	489	17	—	—	—	506
Utah	—	55	—	—	—	55
Virginia	7	—	—	—	—	7
Washington	—	—	139	—	—	139
Wisconsin	36	9	—	—	—	45
Wyoming	11	5	—	—	—	16

	2,031	402	216	495	141	3,285

Our stores, on average, carry approximately 19,100 SKUs and average approximately 6,900 total square feet in size. At December 31, 2008, we had a total of approximately 23.2 million square feet in our 3,285 stores. The addition of the acquired CSK stores resulted in a lower combined-company average store SKU count and a greater combined-company average store square footage amount. Once all CSK stores have been fully integrated, we expect the combined-company average store SKU count will be closer to our historical average of 21,000 SKUs. Our stores are served primarily by the nearest distribution center, but they also have access to the broader selection of inventory available at one of our 150 Master Inventory Stores, which on average carry approximately 36,400 SKUs and average approximately 10,000 square feet in size. In addition to serving DIY and professional installer customers in their markets, Master Inventory Stores also provide our other stores within the contiguous area access to a greater selection of SKUs on a same-day basis.

Store growth during 2008 included additional new O’Reilly stores as well as all stores acquired in the acquisition of CSK. The table below separates 2008 new store growth by brand:

	O’Reilly	Checker	Schuck’s	Kragen	Murray’s	Total
December 31, 2007	1,830	—	—	—	—	1,830
New	151	2	1	1	—	155
Acquired	3	—	—	—	—	3
CSK Acquisition	—	489	217	495	141	1,342
Rebranded	51	(51)	—	—	—	—
Merged	—	(35)	—	—	—	(35)
Closed	(4)	(3)	(2)	(1)	—	(10)

December 31, 2008	2,031	402	216	495	141	3,285

We believe that our stores are “destination stores” generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Consequently, most of our stores are freestanding buildings situated on or near major traffic thoroughfares, and offer ample parking, easy customer access and proximity to our installer customers.

Store Layout. We utilize a computer-assisted “plan-o-grammed” store layout system to provide a uniform and consistent merchandise presentation; however, each store’s hard-parts inventory assortment is customized to meet the specific needs of a particular market area. Front room merchandise is arranged to provide easy customer access, maximum selling space and to prominently display high-turnover products and accessories to customers. To ensure the best customer experience possible, we have selectively implemented bilingual in-store signage based on the demographics in each store’s geographic area. Aisle displays are used to feature high-demand or seasonal merchandise, new items and advertised specials.

Store Automation. To enhance store-level operations and customer service, we use IBM I-Series and X-Series computer systems in O’Reilly branded stores. These systems are linked with the IBM AS/400 computers located in each of our distribution centers. Our point-of-sale terminals provide immediate access to our electronic catalog to graphically display parts and pricing information by make, model and year of vehicle and use bar code scanning technology to price our merchandise. This system speeds transaction times, reduces the customer’s checkout time and provides enhanced customer service. Moreover, our store automation systems capture detailed sales information which assists in store management, strategic planning, inventory control and distribution efficiency. As CSK stores are converted to O’Reilly stores, IBM I-Series and X-Series computer systems are placed in the converted store, linking the store to our distribution centers, electronic catalog and pricing information.

New Store Site Selection. In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in management, advertising and distribution. Other key factors we consider in the site selection process are bulleted below:

•	population density and growth patterns;

•	age and per capita income;

•	vehicle traffic counts;

•	number of registered vehicles;

•	the number and type of existing automotive repair facilities; and

•	the number of auto parts stores and other competitors within a pre-determined radius and the operational strength of such competitors.

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

Distribution System

We currently operate 18 distribution centers comprised of approximately 6.0 million square feet (see the “Properties” table in Item 2 of this Form 10-K for a detailed listing of distribution center square footages). Our distribution centers are equipped with highly automated material handling equipment, which expedite the movement of our products from the shelves to the loading areas for shipment to each of our stores on a nightly basis. The distribution centers utilize technology to electronically receive orders from computers located in each of our stores. In addition to the bar code system employed in our stores, each of our stores is connected through secured data transmission technology to our distribution centers and corporate headquarters.

We believe that our distribution system provides industry-leading parts availability and store in-stock positions while lowering our inventory carrying costs and controlling inventory. Moreover, we believe that our ongoing, significant capital investments made to expand the network of distribution centers allows us to efficiently service new stores that are planned to open in contiguous market areas as well as servicing our existing store network. Our distribution center expansion strategy complements our new store opening strategy by supporting newly established clusters of stores located in the regions surrounding each distribution center. We expect to open a new distribution center in Greensboro, North Carolina in the summer of 2009, to service existing stores in that area and to expand in the Mid-Atlantic states.

In order to implement our proven dual market strategy throughout the CSK store network, we will add four distribution centers in the Western United States. These strategically located distribution centers will provide converted CSK stores same-day or overnight delivery access to over 116,000 SKUs and will give these stores an important tool to provide industry-leading customer service to both the professional and DIY customer. We recently signed purchase contracts to acquire facilities located in the metropolitan areas of Los Angeles, California; Seattle, Washington; and Denver, Colorado, for the first three of these distribution centers. These distribution centers are new facilities and range in size from 360,000 to 408,000 square feet. In addition, we are currently evaluating sites for the final distribution center that will be located in Utah. We will close one CSK distribution center in Minneapolis, Minnesota, that directly overlaps with a larger, existing O’Reilly distribution center.

As part of our continuing efforts to enhance our distribution network in 2009 we plan to:

•	continue to implement a voice picking system in additional distribution centers;

•	develop further automated paperless picking processes;

•	improve proof of delivery systems to further increase the accuracy of product movement to our stores;

•	continue to define and implement best practice procedures in all distribution centers; and

•	make proven, ROI based capital enhancements to material handling equipment in distribution centers including conveyor systems, picking modules and lift equipment.

Marketing

Marketing to the DIY Customer. We aggressively promote sales to DIY customers through an integrated marketing program, which includes television, radio, direct mail, and newspaper advertising, in-store and online promotions, and sports and event sponsorships. Our marketing activities have resulted in a significant increase in our brand awareness across our entire geographic footprint. We utilize a combination of brand and product/price messaging to drive retail traffic and purchases, frequently in connection with key sales events. During 2008, we began co-branding our advertising in the markets of the acquired CSK stores to begin building awareness of the O’Reilly brand in those markets. In addition, we have co-branded the advertising in all existing CSK advertising programs with national exposure.

To stimulate sales to race enthusiasts, who we believe on an individual basis spend more on automotive products than the general public, we sponsored multiple nationally televised races and over 1,500 grassroots, local, and regional motorsports events in 38 states during 2008. We partnered with NASCAR to become the Official Auto Parts Store of NASCAR in the fall of 2008 and sponsored our first NASCAR Sprint Cup race, the Checker O’Reilly Auto Parts 500, at Phoenix International Raceway.

During the fall and winter, we strategically sponsor National Collegiate Athletic Association (“NCAA”) basketball and the National Football League (“NFL”). We have relationships with over 100 NCAA teams and tournaments resulting in the placement of the O’Reilly logo on courts, goal stanchions, seat backs, kick plates, and scoring table signs throughout the season. O’Reilly Auto Parts radio advertising can be heard in approximately 200 NFL games through our sponsorship of a dozen teams.

In 2008, we launched a dedicated problem/solution messaging strategy, which encourages vehicle owners to perform regular maintenance as a way to save money and protect their investment over the long term. We intensified grand opening promotions to create excitement, increase foot traffic and jumpstart sales for each new location.

Marketing to the Professional Installer. We have over 400 full-time O’Reilly sales representatives strategically located across our primary market areas. Each sales representative is dedicated solely to calling upon, selling to and servicing our professional installer customers. Targeted marketing materials such as flyers, quick reference guides and catalogs are produced and distributed on a regular basis to professional installers, paint and body shops and fleet customers. Our industry leading First Call program enables our sales representatives, district managers, and store managers to provide excellent customer service to each of our professional installer accounts through:

•	broad selection of merchandise at competitive prices;

•	dedicated Installer Service Specialists in each of our stores;

•	same-day deliveries from all of our stores;

•	overnight access to 116,000 SKUs through nightly store inventory replenishments;

•	a separate service counter in every store dedicated exclusively to service professional installers;

•	trade credit for qualified accounts;

•	First Call Online, a dedicated Internet based catalog and ordering system designed to connect professional installers directly to our inventory system;

•	training and seminars covering topics of interest, such as technical updates, safety and general business management;

•	access to a comprehensive inventory of products and equipment needed to operate and maintain their shop;

•	the Certified Auto Repair Center Program, a program that provides professional installers with the business tools they need to profitably grow and market their shops.

Marketing to the Independently Owned Parts Store. Along with the operation of the distribution centers and the distribution of automotive products to our stores, Ozark Automotive Distributors, Inc., our wholly owned subsidiary (“Ozark”), also sells automotive products to independently owned parts stores (jobber stores) throughout our trade areas. These jobber stores are generally located in areas not directly serviced by an O’Reilly store. Ozark operates its own separate marketing program to jobber stores.

Approximately 180 jobber stores currently purchase automotive products from Ozark and participate in the Parts City Auto Parts program, our proprietary jobber service program. As a participant in these programs, a jobber store, which meets certain financial and operational standards, is permitted to indicate its Parts City Auto Parts membership through the display of the respective logo that is owned by Ozark. We provide advertising, promotional assistance, marketing and sales support to Parts City Auto Parts stores purchasing automotive products from Ozark. In return for a commitment to purchase automotive products from Ozark, we offer assistance to Parts City Auto Parts jobber stores by making available computer software for business management and inventory control.

Management Structure

Each of our stores is staffed with a store manager and one or more assistant managers, in addition to the installer service specialists and parts specialists and support staff required to meet the specific needs of each store. Each of our 196 O’Reilly district managers has general supervisory responsibility for an average of ten stores. Each of our 88 CSK district managers has responsibility for an average of 14 stores per district; we are in the process of increasing the number of district managers in CSK markets. This increase will reduce the average number of stores each CSK district manager supervises to our historical ten stores, which will ensure the stores receive the appropriate amount of operational support.

Each district manager receives comprehensive training on a monthly basis, focusing on management techniques, new product announcements, advanced automotive systems and our policies and procedures. In turn, the information presented at such meetings is covered by the district managers at bi-monthly meetings with their store managers. All assistant managers and managers-in-training are required to successfully complete a six-month manager-training program, which includes classroom and field training, as a prerequisite to becoming a store manager. This program covers all facets of store operations, as well as principles of successful management. In addition, all new or prospective managers attend a manager development program, at the corporate headquarters in Springfield, Missouri, which includes 40 hours of classroom training. Upon returning to the stores, managers are given continuous field training throughout their management tenure.

We provide financial incentives to our district managers and all store team members through an incentive compensation program. Under our incentive compensation program, base salary is augmented by incentive compensation based upon their store’s sales and profitability. In addition, each of our district and store managers participates in the Company’s stock option program. We believe that our incentive compensation program significantly increases the motivation and overall performance of our Professional Parts People and our ability to attract and retain qualified management and other personnel.

Most of our current senior management, district managers and store managers were promoted to their positions from within the Company. Our senior management team averages 17 years of experience, corporate managers average over 13 years of service and district managers have an average length of service of over 12 years.

Professional Parts People

We believe our highly trained team of Professional Parts People is essential in providing superior customer service to both DIY and professional installer customers. Each of our Professional Parts People is required to be technically proficient in the workings and application of automotive products due to the significant portion of our business represented by the professional installer. In addition, we have found that the typical DIY customer often seeks assistance from a Professional Parts Person, particularly in connection with the purchase of hard parts. We believe that the ability of our Professional Parts People to provide such assistance to the DIY customer creates a favorable impression during a customer’s visit to our store and is a significant factor in generating repeat DIY business.

We screen prospective team members to identify highly motivated individuals either with experience in automotive parts or repairs or an aptitude for automotive knowledge. Each person who becomes a team member first participates in an intensive two-day orientation program designed to introduce the team member to our culture and his or her job duties before being assigned specific job responsibilities. The successful completion of extensive training is required before a team member is deemed qualified as a parts specialist and thus able to work the parts counter at our stores. All new parts specialists are required to successfully complete a six-month basic automotive systems training course and are then enrolled in a six-month advanced automotive systems course for certification by the National Institute for Automotive Service Excellence (“ASE”), which administers national exams for various automotive specialties and requires ASE certified specialists to take recertification exams every five years.

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

Customer Service

We seek to provide our customers with an efficient and pleasant in-store experience by maintaining attractive stores in convenient locations with a wide selection of automotive products. We believe that the satisfaction of DIY and professional installer customers is substantially dependent upon our ability to provide, in a timely fashion, the specific automotive products requested. Accordingly, each O’Reilly store carries a broad selection of automotive products designed to cover a wide range of vehicle applications. We continuously refine the inventory levels and assortments carried in our stores, based in large part on the sales movement tracked by our inventory control system, market vehicle registration data and management’s assessment of the changes and trends in the marketplace.

Pricing

We believe that a competitive pricing policy is essential to compete successfully. Product pricing is generally established to compete with the pricing policies of competitors in the market area served by each store. Most automotive products that we sell are priced based upon a combination of competitive shops and internal gross margin targets and are generally sold at discounts to the manufacturer’s suggested price with additional savings offered through volume discounts and special promotional pricing. Consistent with our low price guarantee, each of our stores will match any verifiable price on any in-stock product of the same or comparable quality offered by our competitors.

We are repositioning the product offering and pricing in all CSK stores to an every-day low price strategy to ensure we are competitive in every market. This repositioning is in progress and is occurring prior to and along with store conversions. We feel competitive pricing is needed to grow our market share and maintain a customer’s repeat business and we feel strongly that this strategy is more sustainable, requires less promotional spending and will produce better results than CSK’s historical promotional-based high-low pricing strategy.

Competition

We compete in both the DIY and professional installer portions of the automotive aftermarket. We compete primarily with the stores bulleted below:

•	national retail and wholesale automotive parts chains (such as AutoZone, Inc., Advance Auto Parts, NAPA, CARQUEST and the Pep Boys- Manny, Moe and Jack, Inc.);

•	regional retail and wholesale automotive parts chains;

•	independently owned parts stores;

•	wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations such as NAPA, CARQUEST, Bumper to Bumper and Auto Value);

•	automobile dealers; and

•	mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.).

We compete on the basis of customer service, which includes merchandise selection and availability, price, helpfulness of store personnel, store layout and convenient and accessible store locations.

Team Members

As of December 31, 2008, we employed 40,735 total team members (28,248 full-time team members and 12,487 part-time team members), of whom 34,200 were employed at our stores, 4,784 were employed at our distribution centers and 1,751 were employed at our corporate and regional offices. A union represents 53 stores’ team members in the Greater Bay Area in California, and has for many years – except for these team members, our team members are not represented by a labor union. Our tradition of 51 years has been to treat all of our team members with honesty and respect and to commit significant resources to instill in them our “Live Green” Culture, which emphasizes the importance of every team member’s contribution to the success of O’Reilly. This focus on professionalism and fairness has created an industry-leading team and we consider our relations with our team members to be excellent.

Executive Officers of the Registrant

The following paragraphs discuss information about executive officers of the Company who are not also directors:

Gregory L. Henslee, age 48, Chief Executive Officer and Co-President, has been an O’Reilly team member for 24 years. Mr. Henslee’s O’Reilly career started as a parts specialist, and during his first five years he served in several positions in retail store operations, including district manager. From there he advanced to Computer Operations Manager, and over the past ten years, he has served as Director of Computer Operations/Loss Prevention, Vice President of Store Operations and as Senior Vice President. He has been President of Merchandise, Distribution, Information Systems and Loss Prevention since 1999, and in his current positions of Chief Executive Officer and Co-President since 2005.

Ted F. Wise, age 58, Chief Operating Officer and Co-President, has been an O’Reilly team member for 38 years. Mr. Wise’s primary areas of responsibility are Sales, Operations and Real Estate. He began his O’Reilly career in sales in 1970, was promoted to store manager in 1973 and became our first district manager in 1977. He continued his progression with O’Reilly as Operations Manager, Vice President, Senior Vice President of Operations and Sales, and Executive Vice President. He has been President of Sales, Operations and Real Estate since 1999, and in his current positions of Chief Operating Officer and Co-President since 2005.

Thomas G. McFall, age 38, Executive Vice President of Finance and Chief Financial Officer has been an O’Reilly team member since 2006. Mr. McFall’s primary areas of responsibility are Finance and Accounting. Prior to joining O’Reilly, Mr. McFall held the position of Chief Financial Officer – Midwest Operation for CSK, following CSK’s acquisition of Murray’s Discount Auto Stores (“Murray’s”). Mr. McFall served Murray’s for eight years as Controller, Vice President of Finance, and Chief Financial Officer, with direct responsibility for finance and accounting, distribution and logistics operations. Prior to joining Murray’s, Mr. McFall was an Audit Manager with Ernst & Young, LLP in Detroit, Michigan.

Jeff M. Shaw, age 46, Senior Vice President of Sales and Operations, has been an O’Reilly team member for 19 years. Mr. Shaw’s primary areas of responsibility are managing Store Sales and Operations. His O’Reilly career started as a parts specialist, and has progressed through the roles of store manager, district manager, regional manager and Vice President of the Southern division. He advanced to Vice President of Sales and Operations in 2003 and to his current position as Senior Vice President of Sales and Operations in 2004.

Michael D. Swearengin, age 48, Senior Vice President of Merchandise, has been an O’Reilly team member 15 years. Mr. Swearengin’s primary areas of responsibility are Merchandise, Purchasing and Advertising. His O’Reilly career started as a Product Manager, a position he held for four years. From there he advanced to Senior Product Manager, Director of Merchandise and Vice President of Merchandise with responsibility for product mix and replenishment. He has been in his current position as Senior Vice President since 2004.

Gregory D. Johnson, age 43, Senior Vice President of Distribution Operations, has been an O’Reilly team member for 26 years. Mr. Johnson’s primary area of responsibility is Distribution. He began his O’Reilly career as a part-time stocker in the Nashville DC in 1982 and advanced with O’Reilly as Retail Systems Manager, WMS Systems Development Manager, Director of Distribution and Vice President of Distribution. He has been in his current position as Senior Vice President since September 2007.

Service Marks and Trademarks

We have registered, acquired and or been assigned the following service marks and trademarks: BESTEST®, BETTER PARTS. BETTER PRICES.®, BRAKEBEST® , CERTIFIED AUTO REPAIR®, CUSTOMIZE YOUR RIDE®, FIRST CALL®, FROM OUR

STORE TO YOUR DOOR®, HI-LO®, MASTER PRO®, MICRO-GARD®, MILES AHEAD®, MURRAY®, OMNISPARK®, O’REILLY®, O’REILLY AUTO COLOR PROFESSIONAL PAINT PEOPLE®, O’REILLY AUTO PARTS®, O’REILLY AUTO PARTS PROFESSIONAL PARTS PEOPLE® , O’REILLY AUTOMOTIVE®, PARTNERSHIP NETWORK®, PARTS CITY®, PARTS CITY AUTO COLOR PROFESSIONAL PAINT PEOPLE®, PARTS CITY AUTO PARTS®, PARTS PAYOFF®, POWER TORQUE®, SUPER START®, SUPER START FARMLAND®, TOOLBOX® and ULTIMA®. In addition, we acquired the following service marks and trademarks through the acquisition of CSK Auto, Inc.: CSK PROSHOP®, FLAG®, KRAGEN AUTO PARTS®, MURRAY’S AUTO PARTS®, MURRAY’S DISCOUNT AUTO STORE THE AUTO PARTS SUPERMARKET®, PRIORITY PARTS®, PROXONE®, SCHUCK’S® , WE’RE THE PLACE WITH ALL THE PARTS®, MURRAY’S VIP PROGRAM®, PAY N $AVE®. Some of the service marks and trademarks listed above may also have a design associated therewith. We believe that our business is not otherwise dependent upon any patent, trademark, service mark or copyright.

Regulations

We are subject to various federal, state and local laws and governmental regulations relating to our business, including those related to the handling, storage and disposal of hazardous substances, the recycling of batteries and used lubricants, and the ownership and operation of real property.

As part of our operations, we handle hazardous materials in the ordinary course of business and our customers may bring hazardous materials onto our property in connection with, for example, our oil recycling program. We currently provide a recycling program for batteries and the collection of used lubricants at certain of our stores as a service to our customers pursuant to agreements with third-party vendors. The batteries and used lubricants are collected by our associates, deposited into vendor-supplied containers and pallets and then disposed of by the third-party vendors. In general, our agreements with such vendors contain provisions that are designed to limit our potential liability under applicable environmental regulations for any damage or contamination that may be caused by the batteries and lubricants to off-site properties (including as a result of waste disposal) and to our properties, when caused by the vendor.

Compliance with any such laws and regulations has not had a material adverse effect on our operations to date. We cannot give any assurance, however, that we will not incur significant expenses in the future in order to comply with any such law or regulation.

Item 1A.	Risk Factors

Our future performance is subject to a variety of risks and uncertainties. Although the risks described below are the risks that we believe are material, there may also be risks of which we are currently unaware, or that we currently regard as immaterial based upon the information available to us that later may prove to be material. You should be aware that the occurrence of the events described in these risk factors, elsewhere in this Form 10-K and in our other filings with the Securities and Exchange Commission could have a material adverse effect on our business, operating results and financial condition. Actual results, therefore, may materially differ from anticipated results described in these forward-looking statements.

Current economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.

Worldwide economic conditions have recently deteriorated significantly in many countries and regions, including the United States, and may remain depressed for the foreseeable future. Although demand for many of our products is non-discretionary in nature and tend to be purchased by consumers out of necessity, rather than on an impulse basis, our sales are impacted by constraints on discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, fuel prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Our customers’ purchases, including purchases of our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. If any of these events occur, or if unfavorable economic conditions continue to challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers of finished goods, logistics and other service providers and financial institutions which are counterparties to our credit facilities and interest rate swap transactions. In addition, the ability of these third parties to overcome these difficulties may increase. If third parties on which we rely for finished goods are unable to overcome difficulties resulting from the deterioration in worldwide economic conditions and provide us with the materials we need, or if counterparties to our credit facilities or interest rate swap transactions do not perform their obligations, our business, results of operations, financial condition and cash flows could be adversely affected.

The integration of the operations of CSK involves risks, and the failure to successfully integrate the operations or in the expected time frame may adversely affect the future results of the combined company.

The failure of the Company to meet the challenges involved in integrating the operations of CSK successfully or to otherwise realize any of the anticipated benefits of the acquisition could seriously harm our results of operations. Our ability to realize the benefits of the acquisition will depend, in part, on the timely integration of organizations, operations, procedures, policies and technologies, as well as the successful adoption of the O’Reilly culture and the retention of key personnel. The integration of CSK will be a complex, time-consuming and expensive process that, even with proper planning and implementation, could significantly disrupt the Company’s business. The challenges involved in this integration include the following:

•	implementing O’Reilly distribution, point of sale and inventory management systems;

•	combining respective product offerings;

•	preserving customer, supplier and other important relationships of both O’Reilly and CSK and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention from ongoing business concerns;

•	contingencies that may arise of which we were not aware or of which we underestimated the significance;

•	addressing differences in the business cultures of O’Reilly and CSK to maintain employee morale and retain key employees; and

•	coordinating and combining geographically diverse operations, relationships and facilities, which may be subject to additional constraints imposed by distance and local laws and regulations.

We may not successfully integrate the operations of CSK in a timely manner, or not at all, and we may not realize the anticipated benefits or synergies of the merger to the extent, or in the time frame, anticipated. The anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a successful integration. In addition to the integration risks discussed above, our ability to realize these benefits and synergies could be adversely affected by practical or legal constraints on our ability to combine operations. If we fail to manage the integration of these businesses effectively, our growth strategy and future profitability could be negatively affected, and we may fail to achieve the intended benefits of the merger.

Our increased debt levels could adversely affect our cash flow and prevent us from fulfilling our obligations.

In conjunction with the acquisition of CSK, we entered into a new credit facility, which significantly increased our outstanding indebtedness and debt service requirements. Our substantial debt could have important consequences, such as:

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

Risks associated with future acquisitions may not lead to expected growth and could result in increased costs and inefficiencies.

We expect to continue to make acquisitions as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth and profitability to differ from our expectations. For example:

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

Both the DIY and professional installer portions of our business are highly competitive, particularly in the more densely populated areas that we serve. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than we are overall but have a greater presence than we do in a particular market. We may have to expend more resources and risk additional capital to remain competitive. For a list of our principal competitors, see the “Competition” section of Item 1 of this Form 10-K.

In order to be successful, we will need to retain and motivate key employees, which may be more difficult in light of uncertainty created by the acquisition of CSK, and failure to do so could seriously harm the Company.

In order to be successful, we will need to retain and motivate executives and other key employees. Experienced management and technical personnel are in high demand and competition for their talents is intense. Employee retention may be a particularly challenging issue in connection with the integration of the acquired CSK operations. We also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to the potential distractions of the merger.

We cannot assure future growth will be achieved.

We believe that our ability to open additional, profitable stores at a high growth rate will be a significant factor in achieving our growth objectives for the future. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2009 and beyond will be achieved. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. For a discussion of our growth strategies, see the “Growth and Expansion Strategies” section of Item 1 of this Form 10-K.

We are sensitive to regional economic and weather conditions that could reduce our sales.

Approximately 30% of our stores are located in Texas and California. Therefore, our business is sensitive to the economic and weather conditions of those regions. Unusually inclement weather, such as significant rain, snow, sleet, freezing rain, flooding and hurricanes, has historically discouraged our customers from visiting our stores during the affected period and reduced our sales, particularly to DIY customers.

Potential indemnification obligations and limitations of our director and officer liability insurance could adversely affect us.

As discussed in Item 3, Legal Proceedings and Note 14 of the Consolidated Financial Statements, several of CSK’s former directors or officers and current or former employees have been or may be interviewed as part of or become the subject of criminal, administrative and civil investigations and lawsuits. We are involved in working toward resolution of these matters involving such persons. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, we may have an obligation to indemnify and are currently incurring expenses on the behalf of these persons in relation to pending matters. Some of these indemnification obligations may not be covered by our directors’ and officers’ insurance policies. If we incur significant uninsured indemnity obligations in the future, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Risks related to the Company and unanticipated fluctuations in our quarterly operating results could affect the Company’s stock price.

We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful indicators of the future operating results of the Company and should not be relied on as an indication of future performance. If our quarterly operating results fail to meet the expectations of analysts, the trading price of our common stock could be negatively affected. We cannot be certain that our business strategy and our plans to integrate the operations of CSK will be successful or that it will successfully manage these risks. If we fail to adequately address any of these risks or difficulties, our business would likely suffer.

The market price of our common stock may be volatile and could expose us to securities class action litigation.

The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions. The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock.

In addition, stock market volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. Downturns in the stock market may cause the price of our common stock to decline. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table provides certain information regarding our administrative offices and distribution centers as of December 31, 2008:

Location	Principal Use(s)	Square Footage	Interest
Atlanta, GA	Distribution Center	470,860	Leased (a)
Belleville, MI	Distribution Center	292,000	Leased (b)
Billings, MT	Distribution Center	102,200	Leased (c)
Dallas, TX	Distribution Center	442,000	Owned
Des Moines, IA	Distribution Center	262,623	Owned
Dixon, CA	Distribution Center	366,900	Leased (d)
Houston, TX	Distribution Center	501,351	Owned
Indianapolis, IN	Distribution Center	604,776	Owned
Kansas City, MO	Distribution Center	115,900	Owned (e)
Knoxville, TN	Distribution Center	150,766	Owned
Little Rock, AR	Distribution Center	122,969	Leased (f)
Lubbock, TX	Distribution Center	200,000	Owned
Mendota Heights, MN	Distribution Center	124,783	Leased (g)
Mobile, AL	Distribution Center	306,089	Leased (h)
Nashville, TN	Distribution Center	332,630	Leased (i)
Oklahoma City, OK	Distribution Center	294,000	Owned (j)
Phoenix, AZ	Distribution Center	383,570	Leased (k)
Springfield, MO	Distribution Center, Bulk and Return Facilities and Corporate Offices	310,245	Owned
St. Paul, MN	Distribution Center	363,539	Owned
Auburn, WA	Bulk Facility	81,761	Leased (l)
Aurora, CO	Bulk Facility	34,800	Leased (m)
Clearfield, UT	Bulk Facility	60,000	Leased (n)
Commerce, CA	Bulk Facility	75,000	Leased (o)
McAllen, TX	Bulk Facility	24,560	Leased (p)
Phoenix, AZ	Return Facility	49,770	Leased (q)
Springfield, MO	Return Facility	140,970	Leased (r)
Vacaville, CA	Return Facility	65,000	Leased (s)
Phoenix, AZ	Corporate Offices	179,897	Leased (t)
Springfield, MO	Corporate Offices	54,910	Leased (u)
Springfield, MO	Corporate Offices, Training and Technical Center	33,580	Leased (v)

		6,547,449

(a)	Occupied under the terms of a lease expiring October 31, 2024, with an unaffiliated party, subject to renewal for ten five-year terms at our option.
(b)	Occupied under the terms of a lease expiring February 16, 2015, with an unaffiliated party, subject to renewal for three five-year terms at our option
(c)	Occupied under the terms of two separate leases the first lease expiring September 30, 2011, with an unaffiliated party, subject to renewal for two three-year terms at our option and the second lease expiring January 31, 2012, with an unaffiliated party, subject to renewal for one five-year terms at our option.

(d)	Occupied under the terms of a lease expiring January 31, 2011, with an unaffiliated party, subject to renewal for three six-year terms at our option.
(e)	Primary facility owned, additional space leased and occupied under the terms of a lease expiring September 30, 2009, with an unaffiliated party, not subject to renewal.
(f)	Occupied under the terms of a lease expiring March 31, 2012, with an unaffiliated party, subject to renewal for four five-year terms at our option.
(g)	Occupied under the terms of a lease expiring June 30, 2009, with an unaffiliated party, not subject to renewal.
(h)	Occupied under the terms of a lease expiring December 31, 2012, with an unaffiliated party, subject to renewal for ten five-year terms at our option.
(i)	Occupied under the terms of two separate leases both expiring December 31, 2018, with an unaffiliated party, subject to renewal for two five-year terms at our option.
(j)	Primary facility owned, additional space leased and occupied under the terms of lease expiring July 31, 2009, with an unaffiliated party, subject to renewal for two five-year terms at our option.
(k)	Occupied under the terms of a lease expiring June 22, 2015, with an unaffiliated party, subject to renewal for three five-year terms at our option.
(l)	Occupied under the terms of a lease expiring June 30, 2018, with an unaffiliated party, subject to renewal for two five-year terms at our option.
(m)	Occupied under the terms of a lease expiring February 28, 2011, with an unaffiliated party, subject to renewal for one five-year term at our option.
(n)	Occupied under the terms of a lease expiring July 31, 2009, with an unaffiliated party, subject to renewal for one five-year term at our option.
(o)	Occupied under the terms of a lease expiring August 31, 2013, with an unaffiliated party, not subject to renewal.
(p)	Occupied under the terms of a lease expiring April 30, 2017, with an unaffiliated party, subject to renewal for three five-year terms at our option.
(q)	Occupied under the terms of a lease expiring August 31, 2011, with an unaffiliated party, subject to renewal for two three-year terms at our option.
(r)	Occupied under the terms of a lease expiring May 31, 2012, with an unaffiliated party, subject to renewal for four five-year terms at our option.
(s)	Occupied under the terms of a lease expiring September 14, 2009, with an unaffiliated party, not subject to renewal.
(t)	Occupied under the terms of a lease expiring October 31, 2012, with an unaffiliated party, not subject to renewal.
(u)	Occupied under the terms of a lease expiring September 30, 2009, with an unaffiliated party, not subject to renewal.
(v)	Occupied under the terms of a lease expiring July 31, 2012, with an unaffiliated party, subject to renewal for two five-year terms at our option.

Of the 3,285 stores that we operated at December 31, 2008, 975 stores were owned, 2,240 stores were leased from unaffiliated parties and 70 stores were leased from one of three entities owned by O’Reilly family members. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses and an original term of, at a minimum, 10 years, subject to one or more renewals at our option. We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby. Such master lease agreements with two of the three O’Reilly family entities have been modified to extend the term of the lease agreement for specific stores. The master lease agreements or modifications thereto expire on dates ranging from December 31, 2009, to December 31, 2029. We believe that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.

We believe that our present facilities are in good condition, are adequately insured and, together with those under construction, are suitable and adequate for the conduct of our current operations.

Item 3.	Legal Proceedings

O’Reilly Litigation

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters will have a material adverse effect on its consolidated financial position, results or operations or cash flows. In addition, O’Reilly is involved in resolving the governmental investigations that were being conducted against CSK prior to its acquisition by O’Reilly. Further detail regarding such matters is described below.

CSK Pre-Acquisition Matters:

Investigations by the SEC and Department of Justice respecting certain historical accounting practices of CSK, as previously reported and as described below, continue. O’Reilly expects to continue to incur ongoing legal expenses related to the governmental investigations and indemnity obligations and has reserved $7.3 million as an assumed liability in the Company’s preliminary allocation of the purchase price of CSK. O’Reilly has incurred approximately $1.0 million of such legal costs related to the government investigations and indemnity obligations in the 4th quarter of 2008 and $1.3 million in the reporting year. Legal, accounting and audit expenses incurred by CSK for the period from February 4, 2008, (the day after CSK’s last filed 10-K) through July 11, 2008, (closing of the acquisition under the Merger Agreement) of approximately $2.8 million were incurred prior to O’Reilly’s acquisition of CSK and are not reflected in the O’Reilly consolidated financial statements.

Governmental Investigations

The SEC investigation that began in 2006 related to certain historical accounting practices of CSK continues. On May 1, 2008, CSK received a notification from the Staff of the Pacific Regional Office (the “Staff”) of the SEC relating to that investigation. On November 6, 2008, the Staff informed O’Reilly that the Securities and Exchange Commission (the “Commission”) agreed with the recommendation of Staff to bring charges against CSK, including charges that CSK violated certain provisions of the federal securities laws, including Section 10(b) of the Exchange Act and Rule 10b-5 (the antifraud provisions). O’Reilly is in discussions with the Staff to try to resolve CSK’s pre-merger matters with the Staff and the Commission but cannot predict whether and when it will be able to reach a resolution.

In addition, the U.S. Attorney’s office in Phoenix (the “USAO”) and the U.S. Department of Justice in Washington, D.C. (the “DOJ”) is continuing the investigation related to pre-acquisition historical accounting practices of CSK. At this time, O’Reilly is cooperating with requests from the DOJ to resolve CSK’s pre-merger matters.

Indemnification Matters

Several of CSK’s former directors or officers and current or former employees have been or may be interviewed as part of or become the subject of criminal, administrative and civil investigations and lawsuits. We are involved in working toward resolution of these matters involving such persons. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, we may have an obligation to indemnify and are currently incurring expenses on the behalf of these persons in relation to pending matters. Some of these indemnification obligations may not be covered by our directors’ and officers’ insurance policies.

These regulatory proceedings and other proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these regulatory proceedings or matters subject to indemnification depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of all of these regulatory proceedings and matters subject to indemnification that are pending, after consideration of applicable reserves and potentially available insurance coverage benefits, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

Item 4.	Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s stock is traded on The Nasdaq Global Select Market under the symbol “ORLY”. As of February 27, 2009, O’Reilly Automotive, Inc. had approximately 62,000 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings.

The prices in the table below represent the high and low sales price for O’Reilly Automotive, Inc. common stock as reported by The Nasdaq Global Select Market. During fiscal 2008, we made no purchases or repurchases of our common stock.

The common stock began trading on April 22, 1993. No cash dividends have been declared since 1992, and we do not anticipate paying any cash dividends in the foreseeable future.

	2008		2007
	High	Low	High	Low
First Quarter	$32.68	$24.08	$35.20	$31.45
Second Quarter	30.50	22.32	38.84	32.58
Third Quarter	30.38	21.92	38.20	31.44
Fourth Quarter	31.18	20.00	34.72	30.43
For the Year	32.68	20.00	38.84	30.43

The following table sets forth shares authorized for issuance under the Company’s equity compensation plans at December 31, 2008:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Equity compensation plans approved by shareholders	11,511	25.21	1,118

Equity compensation plans not approved by shareholders	—	—	—

Total	11,511	25.21	1,118

(a)	Number of shares presented is in thousands.
(b)	Includes weighted average exercise price of outstanding stock options.

The graph below shows the cumulative total stockholder return assuming the investment of $100, on December 31, 2003, and the reinvestment of dividends thereafter, in our common stock versus the Nasdaq Retail Trade Stocks Total Return Index and Nasdaq United States Stock Market Total Returns Index.

Item 6.	Selected Financial Data

Years ended December 31,	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
(In thousands, except per share data)

INCOME STATEMENT DATA:
Sales	$3,576,553	$2,522,319	$2,283,222	$2,045,318	$1,721,241	$1,511,816	$1,312,490	$1,092,112	$890,421	$754,122
Cost of goods sold, including warehouse and distribution expenses	1,948,627	1,401,859	1,276,511	1,152,815	978,076	873,481	759,090	624,294	507,720	428,832

Gross profit	1,627,926	1,120,460	1,006,711	892,503	743,165	638,335	553,400	467,818	382,701	325,290
Selling, general and administrative expenses	1,292,309	815,309	724,396	639,979	552,707	473,060	415,099	353,987	292,672	248,370

Operating income	335,617	305,151	282,315	252,524	190,458	165,275	138,301	113,831	90,029	76,920
Other income (expense), net	(33,085)	2,337	(50)	(1,455)	(2,721)	(5,233)	(7,319)	(7,104)	(6,870)	(3,896)

Income before income taxes and cumulative effect of accounting change	302,532	307,488	282,265	251,069	187,737	160,042	130,982	106,727	83,159	73,024
Provision for income taxes	116,300	113,500	104,180	86,803	70,063	59,955	48,990	40,375	31,451	27,385

Income before cumulative effect of accounting change	186,232	193,988	178,085	164,266	117,674	100,087	81,992	66,352	51,708	45,639
Cumulative effect of accounting change, net of tax (a)	—	—	—	—	21,892	—	—	—	—	—

Net income	$186,232	$193,988	$178,085	$164,266	$139,566	$100,087	$81,992	$66,352	$51,708	$45,639

BASIC EARNINGS PER COMMON SHARE:
Income before cumulative effect of accounting change	$1.50	$1.69	$1.57	$1.47	$1.07	$0.93	$0.77	$0.64	$0.51	$0.47
Cumulative effect of accounting change (a)	—	—	—	—	0.20	—	—	—	—	—

Net income per share	$1.50	$1.69	$1.57	$1.47	$1.27	$0.93	$0.77	$0.64	$0.51	$0.47

Weighted-average common shares outstanding	124,526	114,667	113,253	111,613	110,020	107,816	106,228	104,242	102,336	97,348

EARNINGS PER COMMON SHARE- ASSUMING DILUTION:
Income before cumulative effect of accounting change	$1.48	$1.67	$1.55	$1.45	$1.05	$0.92	$0.76	$0.63	$0.50	$0.46
Cumulative effect of accounting change (a)	—	—	—	—	0.20	—	—	—	—	—

Net income per share	$1.48	$1.67	$1.55	$1.45	$1.25	$0.92	$0.76	$0.63	$0.50	$0.46

Weighted-average common shares outstanding – adjusted	125,413	116,080	115,119	113,385	111,423	109,060	107,384	105,572	103,456	99,430

PRO FORMA INCOME STATEMENT DATA: (b)
Sales						$1,511,816	$1,312,490	$1,092,112	$890,421	$754,122

Cost of goods sold, including warehouse and distribution expenses						872,658	754,844	618,217	501,567	425,229

Gross profit						639,158	557,646	473,895	388,854	328,893

Selling, general and administrative expenses						473,060	415,099	353,987	292,672	248,370

Operating income						166,098	142,547	119,908	96,182	80,523

Other income (expense), net						(5,233)	(7,319)	(7,104)	(6,870)	(3,896)

Income before income taxes						160,865	135,228	112,804	89,312	76,627

Provision for income taxes						60,266	50,595	42,672	33,776	28,747

Net income						$100,599	$84,633	$70,132	$55,536	$47,880

Net income per share						$0.93	$0.80	$0.67	$0.54	$0.49

Net income per share – assuming dilution						$0.92	$0.79	$0.66	$0.54	$0.48

(a)	The cumulative change in accounting method, effective January 1, 2004, changed the method of applying LIFO accounting policy for certain inventory costs. Under the new method, included in the value of inventory are certain procurement, warehousing and distribution center costs. The previous method was to recognize those costs as incurred, reported as a component of costs of goods sold.
(b)	The pro forma income statement reflects the retroactive application of the cumulative effect of the accounting change to historical periods.

Years ended December 31,	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
(In thousands, except per share data)

SELECTED OPERATING DATA:
Number of stores at year-end (a)	3,285	1,830	1,640	1,470	1,249	1,109	981	875	672	571
Total store square footage at year-end (in 000’s)(a)(b)	23,205	12,439	11,004	9,801	8,318	7,348	6,408	5,882	4,491	3,777
Sales per weighted-average store ( in 000’s)(a)(b)	$1,379	$1,430	$1,439	$1,478	$1,443	$1,413	$1,372	$1,426	$1,412	$1,422
Sales per weighted-average square foot (b)	$201	$212	$215	$220	$217	$215	$211	$219	$218	$223
Percentage increase in same store sales (c)(d)	1.5%	3.7%	3.3%	7.5%	6.8%	7.8%	3.7%	8.8%	5.0%	9.6%

BALANCE SHEET DATA:
Working capital	$821,932	$573,328	$566,892	$424,974	$479,662	$441,617	$483,623	$429,527	$296,272	$249,351
Total assets	4,193,317	2,279,737	1,977,496	1,718,896	1,432,357	1,157,033	1,009,419	856,859	715,995	610,442

Current portion of long-term debt and short-term debt	8,131	25,320	309	75,313	592	925	682	16,843	49,121	19,358
Long-term debt, less current portion	724,564	75,149	110,170	25,461	100,322	120,977	190,470	165,618	90,463	90,704
Shareholders’ equity	2,282,218	1,592,477	1,364,096	1,145,769	947,817	784,285	650,524	556,291	463,731	403,044

(a)	Store count for 2002 does not include 27 stores acquired from Dick Smith Enterprises and Davie Automotive, Inc. in December 2002.
(b)	Total square footage includes normal selling, office, stockroom and receiving space. Sales per weighted-average store and square foot are weighted to consider the approximate dates of store openings or expansions.
(c)	Same-store sales are calculated based on the change in sales of stores open at least one year. Prior to 2000, same-store sales data was calculated based on the change in sales of only those stores open during both full periods being compared. Percentage increase in same-store sales is calculated based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen and sales to team members.
(d)	Same-store sales for 2008 includes sales for stores acquired in the CSK acquisition. Comparable stores sales for O’Reilly stores open at least one year increased 2.6% for the year ended December 31, 2008. Comparable stores sales for CSK stores open at least one year decreased 1.7% for the portion of CSK’s sales in 2008 since the July 11, 2008, acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, results of operations and liquidity and capital resources should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this annual report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses including CSK Auto Corporation (“CSK”), weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements.

OVERVIEW

We are one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (DIY) customers and professional installers. Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items and accessories and a complete line of auto body paint and related materials, automotive tools and professional installer service equipment. On July 11, 2008, we completed the acquisition of CSK, one of the largest specialty retailers of auto parts and accessories in the Western United States and one of the largest such retailers in the United States, based on store count. At the date of the acquisition, CSK had 1,342 stores in 22 states, operating under four brand names: Checker Auto Parts, Schuck’s Auto Supply, Kragen Auto Parts and Murray’s Discount Auto Parts.

We view the following factors to be the key drivers of current and future demand for the products we sell:

Number of miles driven and number of registered vehicles – the total number of miles driven in the U.S. heavily influences the demand for the repair and maintenance products we sell. The long-term trend in the number of vehicles on the road and the total miles driven in the U.S. has exhibited steady growth over the past decade. Since 1998, the total number of miles driven in the United States has increased at an annual rate of approximately 1.6%. The total number of vehicles on the road has increased from 197 million registered light vehicles in 1998 to 241 million in 2007. Total number of miles driven remained relatively unchanged in 2007 and declined by 3.6% in 2008, as many consumers responded to rising fuel prices and other economic constraints in part by curtailing automobile usage. We believe that the decrease in miles driven in 2008 and expected decrease in 2009 is a short-term trend and that long-term miles driven will increase in the future because of the increasing number of vehicles on the road.

Average vehicle age – changes in the average age of vehicles on the road impacts demand for automotive aftermarket products. As the average age of a vehicle increases, the vehicle goes through more routine maintenance cycles requiring replacement parts such as brakes, belts, hoses, batteries, and filters. The sales of these products are a key component of our business. The average age of the vehicle population has increased over the past decade from 8.9 years for passenger cars and 8.3 years for light trucks in 1998 to 10.4 and 9.0 years, respectively, in 2007. Based on the dramatic decrease in the sale of new cars and light trucks in 2008, and the expected decrease in 2009, we expect that consumers will continue to choose to keep their vehicles longer and drive them at higher mileages and that this increasing trend in average vehicle age will continue.

Unperformed maintenance – according to estimates compiled by the Automotive Aftermarket Industry Association, the annual amount of unperformed or underperformed maintenance in the United States totaled $60 billion for 2007. This metric represents the degree to which routine vehicle maintenance recommended by the manufacturer is not being performed. Consumer decisions to avoid or defer maintenance affect demand for our products and the total amount of unperformed maintenance represents potential future demand. We believe that challenging macroeconomic conditions in 2007 and 2008 contributed to the amount of unperformed maintenance.

Product quality differentiation – we provide our customers with an assortment of products that are differentiated by quality and price for most of the product lines we offer. For many of our product offerings, this quality differentiation reflects “good”, “better”, and “best” alternatives. Our sales and total gross margin dollars are highest for the “best” quality category of products. Consumers’ willingness to select products at a higher point on the value spectrum is a driver of sales and profitability in our industry. We believe that the average consumer’s tendency has been to “trade-down” to lower quality products during the recent challenging economic conditions. We have ongoing initiatives targeted to marketing higher quality products to our customers and expect our customers to be more willing to return to purchasing up on the value spectrum in the future.

RECENT DEVELOPMENTS

On July 11, 2008, we completed the acquisition of CSK, one of the largest specialty retailers of auto parts and accessories in the Western United States and one of the largest such retailers in the United States, based on store count. Pursuant to the merger agreement, each share of CSK common stock outstanding immediately prior to the merger was canceled and converted into the right to receive 0.4285 of a share of O’Reilly common stock and $1.00 in cash. To fund the transaction, we entered into a Credit Agreement for a $1.2 billion asset-based revolving credit facility arranged by Bank of America, N.A., which we used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for our combined Company going forward. The results of CSK’s operations have been included in our consolidated financial statements since the acquisition date.

At the date of the acquisition, CSK had 1,342 stores in 22 states, operating under four brand names: Checker Auto Parts, Schuck’s Auto Supply, Kragen Auto Parts and Murray’s Discount Auto Parts. This added stores in twelve new states: Alaska, Arizona, California, Colorado, Hawaii, Idaho, Michigan, Nevada, New Mexico, Oregon, Utah and Washington, and a number of new markets in states where O’Reilly had a presence prior to the acquisition. As of December 31, 2008, we had converted 51 CSK stores to O’Reilly brands, merged 35 CSK stores with existing O’Reilly locations, closed six CSK stores and opened four new CSK stores.

RESULTS OF OPERATIONS

The following table sets forth, certain income statement data as a percentage of sales for the years indicated:

	Years ended December 31,
	2008	2007	2006
Sales	100%	100%	100%
Cost of goods sold, including warehouse and distribution expenses	54.5	55.6	55.9

Gross profit	45.5	44.4	44.1
Selling, general and administrative expenses	36.1	32.3	31.7

Operating income	9.4	12.1	12.4
Debt prepayment costs	(0.2)	—	—
Interim facility commitment fee	(0.1)	—	—
Interest expense	(0.7)	(0.1)	(0.2)
Interest income	0.1	0.1	0.1
Other income, net	—	0.1	0.1

Income before income taxes	8.5	12.2	12.4
Provision for income taxes	3.3	4.5	4.6

Net income	5.2%	7.7%	7.8%

2008 COMPARED TO 2007

Sales increased $1.05 billion, or 42%, from $2.52 billion in 2007 to $3.58 billion in 2008, due to the acquisition of 1,342 CSK stores and the addition of 150 net new O’Reilly stores opened during 2008. The following table presents the components of the increase in sales for the year ended December 31, 2008:

Increase/ (Decrease) in Sales For the Year Ended December 31, 2008, compared to the same period in 2007
(in millions)
O’Reilly stores:
Comparable store sales	$65.0
Stores opened throughout 2007, excluding sales for stores open at least one year that are included in that are included in comparable store sales	92.3
Sales of stores opened in 2008	61.8
Non-store sales including machinery, sales to independent parts stores and team members	(1.1)
CSK stores:	836.2

Total increase in sales	$1,054.2

We believe that the increased sales achieved by our existing stores is the result of superior inventory availability, a broader selection of products in most stores, targeted promotional and advertising efforts through a variety of media and localized promotional events, continued improvement in the merchandising and layout of stores, compensation programs for all store team members that provide incentives for performance and our continued focus on serving professional installers. Consolidated comparable store sales for stores open at least one year increased 1.5% for the year ended December 31, 2008. This increase in 2008 was less than the prior year’s increase of 3.7% and historical trends primarily due to challenging external macroeconomic factors in 2008 as well as a decline in comparable store sales in the stores added in the CSK acquisition. The external macroeconomic factors which we believe negatively impacted our sales were constraints on our customers’ discretionary income resulting from inflation, declining home and investment asset values, higher gas prices in early 2008, increased unemployment and the impact of a contraction in the US economy. Comparable store sales for O’Reilly stores, including CSK stores after conversion to the O’Reilly brand, but excluding the acquired, yet-to-be-converted CSK stores, increased 2.6% for the year ended December 31, 2008. Comparable store sales for acquired CSK stores open at least one year decreased 1.7% for the portion of those stores’ sales since the July 11, 2008 acquisition by O’Reilly as compared to the same period in 2007 when CSK’s sales were not included in our consolidated financial statements. We anticipate that continued store unit and sales growth consistent with our historical rates will continue in the future. We expect future sales growth as the CSK stores are converted to the O’Reilly dual market strategy. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to team members. The following table presents quarterly results for non-store sales that are excluded from the calculation of comparable stores sales (in millions):

	2008	2007	2006
For the quarter ended:
March 31	$16	$17	$16
June 30	19	19	19
September 30	21	18	18
December 31	20	16	16

For the year ended December 31:	$76	$70	$69

Gross profit increased $507.5 million, or 45%, from $1.12 billion (44.4% of sales) in 2007 to $1.63 billion (45.5% of sales) in 2008. The increase in gross profit dollars was primarily the result of the increase in sales resulting from the acquisition of CSK, the increase from new stores and increased sales levels at existing stores. The increase in gross profit as a percentage of sales is the result of improved product mix, lower product acquisition cost and distribution system improvements. We improved our product mix by continuing to implement strategies to differentiate our merchandise selections at each store based on customer demand and vehicle demographics in the store’s market and through ongoing Team Member training initiatives focused on selling products with greater gross margin contribution. Additionally, gross margin percentage improved as a result of the inclusion of sales from stores acquired in the acquisition of CSK. Gross margin percentages on the sales at these stores are higher than existing O’Reilly stores primarily because a greater proportion of these sales are made to DIY customers (which typically have higher gross margin percentages) and because of market conditions, primarily overall price levels, that are specific to the markets in which the acquired stores are located. Product acquisition costs improved due to increased production by our suppliers in lower-cost foreign countries and improved negotiating leverage with our vendors as a result of our significant growth. Improvements in our distribution system were the result of capital projects designed to create operating expense efficiencies. We anticipate these trends to continue at a moderate rate in 2009, with more significant improvements resulting from continued product acquisition cost reductions relating to the CSK acquisition.

SG&A increased $477 million, or 59%, from $815.3 million (32.3% of sales) in 2007 to $1.29 billion (36.1% of sales) in 2008. The dollar increase in SG&A expenses resulted primarily from the acquisition of CSK and from additional team members and resources to support our increased store count. The increase in SG&A expenses as a percentage of sales was primarily due to the addition of the CSK store base which has a higher expense structure than the core O’Reilly store base, a one-time charge of $9.6 million to align CSK’s vacation policy with the Company’s policy, $5.3 million of non-cash amortization of CSK trade names and trade marks and partial de-leverage of fixed SG&A expenses on low comparable store sales increases.

Interest expense increased $22 million, from $4 million (or 0.1% of sales) in 2007 to $26 million (or 0.7% of sales) in 2008. The increase in interest expense is the result of borrowings under our new asset-based revolving credit facility that were used to fund the CSK acquisition as well as amortization of a portion of the debt issuance costs. Other one-time charges were incurred in 2008 of $4.2 million for interim financing facility commitment fees related to the CSK acquisition and $7.2 million of debt prepayment costs resulting from the payoff of our existing senior notes and synthetic lease facility.

Our provision for income taxes increased from $114 million in 2007 (36.9% effective tax rate) to $116 million in 2008 (38.4% effective tax rate). The increase in effective tax rate is the result of our acquisition of CSK and the generally higher effective tax rates in most states where the acquired CSK stores are located. The increase is also attributable to a one-time charge to adjust tax liabilities in the amount $3.1 million relating to the acquisition.

As a result of the impacts discussed above, net income decreased $7.8 million from $194.0 million in 2007 (7.7% of sales) to $186.2 million in 2008 (5.2% of sales). Diluted earnings per share decreased $0.19 per share in 2008 to $1.48 per share on 125.4 million diluted shares outstanding from $1.67 per share in 2007 on 116.1 million diluted shares outstanding. The increase in dilutive shares outstanding is principally the result of shares exchanged in the acquisition of CSK.

2007 COMPARED TO 2006

Sales increased $239 million, or 10.5%, from $2.28 billion in 2006 to $2.52 billion in 2007, due to 190 net additional stores opened during 2007 which contributed $72.5 million to the sales increase, a full year of sales for stores opened throughout 2006 adding $83.5 million and a 3.7% increase in same-store sales for stores open at least one year providing $82.6 million of the sales increase. We believe that the increased sales achieved by our existing stores are the result of superior inventory availability, offering a broader selection of products in most stores, an increased promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores, compensation programs for all store team members that provide incentives for performance and our continued focus on serving professional installers. The same store sales increase in 2007 of 3.7% was greater than the prior year’s increase of 3.3%, but below our historical results. The decrease from historical trends is the result of challenging external macroeconomic factors in 2006 and 2007. The external macroeconomic factors, which we believe negatively impacted our sales, were constraints on our customers’ discretionary income as a result of increased interest rates and higher energy costs. Consumers also encountered higher gas prices, which resulted in annual miles driven, a key driver of demand for our products, remaining flat in comparison to the long-term trend of annual increases. We anticipate that continued store unit and sales growth consistent with our historical rates will continue in the future.

Increase in Sales For the Year Ended December 31, 2007 compared to the same period in 2006
(in millions)
O’Reilly stores:
Comparable store sales	$82.6
Stores opened throughout 2006, excluding stores open at least one year that are included in comparable store sales	83.5
Sales of stores opened in 2007	72.5
Non-store sales including machinery, sales to independent parts stores and team members	0.5

Total increase in sales	$239.1

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

As a result of the impacts discussed above, net income increased $15.9 million from $178.1 million in 2006 (7.8% of sales) to $194.0 million in 2007 (7.7% of sales). Diluted earnings per share increased $0.12 per share in 2007 to $1.67 per share on 116.1 million diluted shares outstanding from $1.55 per share in 2006 in 115.1 million diluted shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $298.5 million in 2008, $299.4 million in 2007 and $185.9 million in 2006. Net cash provided by operating activities in 2008 was consistent with the cash provided by operating activities in 2007 principally because an increase in net inventory investment in 2008 was offset by an increase in operating income adjusted for non-cash depreciation and amortization expenses, and a one-time non-cash charge of $9.6 million to align, where possible, CSK’s vacation policy with the Company’s policy. Net inventory investment reflects our investment in inventory net of the amount of accounts payable to vendors. The increase in net inventory investment in 2008 was the result of investments made to improve the inventory availability in the stores acquired in the acquisition of CSK. The average per-store inventory for core O’Reilly stores increased to $489,000 as of December 31, 2008, from $482,000 as of December 31, 2007. CSK store’s average per-store inventory increased from $417,000 at the date of acquisition, to $461,000 as of December 31, 2008.

The increase in net cash provided by operating activities in 2007 was due to increased net income and a reduction in net inventory investment. The reduction in net inventory investment is the result of reductions in our per-store inventory levels and our ongoing effort to extend terms with our vendors. Reductions in our per-store inventory levels are driven by our continued optimization of inventory selection at our stores and our ability to efficiently deploy inventory throughout our distribution network.

Net cash used in investing activities was $367.6 million in 2008, $300.3 million in 2007 and $225.2 million in 2006. The increase in cash used in investing activities in 2008 was principally due to an increase in capital expenditures and payments made in association with the acquisition of CSK. Capital expenditures were $341.7 million in 2008, $282.7 million in 2007 and $228.9 million in 2006. The increase in capital expenditures in 2008 was the result of the July 11, 2008 purchase of properties previously leased under our synthetic lease facility in conjunction with the financing of the acquisition of CSK, the addition of a distribution center facility in Lubbock, Texas, cash paid in the construction of a distribution center in Greensboro, North Carolina planned to open in 2009 and capital investments made in the initial stage of our integration of the operations of CSK. The 2008 increase in capital expenditures from these items was partially offset by decreased capital expenditures for new store construction. We opened 150, 190 and 170 net stores in 2008, 2007 and 2006, respectively. The increase in cash used in investing activities in 2007 compared to 2006 was due to increases in capital expenditures resulting from our increased number of new stores, store relocations, enhancements in existing store technology and the purchase of $21.7 million of CSK shares. These expenditures were primarily related to the opening of new stores and distribution centers, as well as the relocation or remodeling of existing stores.

Our plan for the integration of the CSK acquisition and our continuing store expansion program will require significant capital expenditures and working capital investments in 2009. Total capital expenditures in 2009 are expected to range from $420 million to $470 million. The CSK integration plan will require capital expenditures for the planned addition of facilities to enhance distribution infrastructure and the conversion of acquired stores to the O’Reilly brand. Costs associated with the conversion of CSK stores include investments in store computer systems, signage, fixtures, interior and exterior renovation, and delivery vehicles. The estimated conversion cost per store is expected to be approximately $135,000. Additionally, our 2009 growth plans call for approximately 150 new stores and the addition of a distribution center in Greensboro, North Carolina. The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, net inventory investment and computer equipment) are estimated to average approximately $1.3 million to $1.5 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site. We plan to finance our expansion program through cash expected to be provided from operating activities and available borrowings under our ABL Credit Facility.

Net cash provided by financing activities was $52.8 million in 2008, $18.6 million in 2007 and $37.8 million in 2006. The increase in cash provided by financing activities in 2008 is primarily the result of the proceeds from borrowings under our asset-based credit facility partially offset by the payment of outstanding principal balances on existing debt and debt assumed in the CSK acquisition, debt issuance costs and prepayment costs in association with the financing of the acquisition of CSK. The decrease in cash provided by financing activities in 2007 versus 2006 is due to net repayments of long-term debt.

On July 11, 2008, in connection with the acquisition of CSK, we entered into a Credit Agreement for a five-year $1.2 billion asset-based revolving credit facility (“ABL Credit Facility”) arranged by Bank of America, N.A., which we used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward. This facility replaced a previous unsecured, five-year syndicated revolving credit facility in the amount of $100 million.

The ABL Credit Facility is comprised of a $1.075 billion tranche A revolving credit facility and a $125.0 million first-in-last-out revolving credit facility (FILO tranche). As part of the ABL Credit Agreement, the Company has pledged virtually all of its assets as collateral and is subject to an ongoing consolidated leverage ratio covenant. On the date of the transaction, the amount of the borrowing base available, as described in the ABL Credit Agreement, under the ABL Credit Facility was $1.05 billion of which we borrowed $588 million. We used borrowings under the ABL Credit Facility to repay certain existing debt of CSK, repay our $75 million 2006-A Senior Notes and purchase all of the properties that had been leased under our synthetic lease facility. We believe that cash expected to be provided by operating activities and our ABL Credit Facility will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future. At December 31, 2008, our borrowing base was $1.124 billion, of which we had borrowed $614.2 million.

Borrowings under the tranche A revolver bear interest, at our option, at a rate equal to either a base rate plus 1.50% per annum or LIBOR plus 2.5% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. Borrowings under the FILO tranche bear interest, at our option, at a rate equal to either a base rate plus 2.75% per annum or LIBOR plus 3.75% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate is equal to the higher of the prime lending rate established by Bank of America from time to time and the federal funds effective rate as in effect from time to time plus 0.50%. Fees related to unused capacity under the ABL Credit Facility are assessed at a rate of 0.5% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity. In addition, we paid customary commitment fees, letter of credit fees, underwriting fees and other administrative fees in respect of the credit facility.

On July 24, 2008, October 14, 2008, and November 24, 2008, we entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), Bank of America, N.A. (“BA”) and SunTrust Bank (“SunTrust”). We entered into these interest rate swap transactions to mitigate the risk associated with our floating interest rate based on LIBOR on an aggregate of $450 million of our debt that is outstanding under our ABL Credit Agreement, dated as of July 11, 2008. We are required to make certain monthly fixed rate payments calculated on the notional amounts, while the applicable counter party is obligated to make certain monthly floating rate payments to us referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of our debt, which may exist under the ABL Credit Facility plus an applicable margin under the terms of the ABL Credit Facility. The counterparties, transaction dates, effective dates, applicable notional amounts, effective index rates and maturity dates of each of the interest rate swap transactions are included in the table below:

Counterparty	Transaction Date	Effective Date	Notional amount (in thousands)	Effective index rate	Spread at December 31, 2008	Effective Interest Rate at December 31, 2008	Maturity date
BBT	7/24/2008	8/1/2008	$100,000	3.425%	3.75%	7.175%	8/1/2010
SunTrust	7/24/2008	8/1/2008	25,000	3.830	3.75	7.58	8/1/2011
BA	7/24/2008	8/1/2008	75,000	3.830	2.50	6.330	8/1/2011
SunTrust	7/24/2008	8/1/2008	50,000	3.830	2.50	6.330	8/1/2011
BBT	10/14/2008	10/17/2008	25,000	2.990	2.50	5.490	10/17/2010
BBT	10/14/2008	10/17/2008	25,000	3.010	2.50	5.510	10/17/2010
BA	10/14/2008	10/17/2008	25,000	3.050	2.50	5.550	10/17/2010
SunTrust	10/14/2008	10/17/2008	25,000	2.990	2.50	5.490	10/17/2010
BA	10/14/2008	10/17/2008	50,000	3.560	2.50	6.060	10/17/2011
SunTrust	11/24/2008	11/28/2008	50,000	1.950	2.50	4.450	11/28/2009

			$450,000

On July 11, 2008, O’Reilly agreed to become a guarantor, on a subordinated basis, of the $100 million principal amount of 6 3/4% Exchangeable Senior Notes due 2025 (the “Notes”) originally issued by CSK. The Notes are exchangeable, under certain circumstances, into cash and shares of our common stock. The Notes bear interest at 6.75% per year until December 15, 2010, and 6.5% until maturity on December 15, 2025. Prior to their stated maturity, the Notes are exchangeable by the holders only under certain circumstances. Prior to their stated maturity, these Notes are exchangeable by the holder only under the following circumstances (as more fully described in the indenture under which the Notes were issued):

•

During any fiscal quarter (and only during that fiscal quarter) commencing after July 11, 2008, if the last reported sale price of our common stock is greater than or equal to 130% of the applicable exchange price of $36.17 for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	If the Notes have been called for redemption by the Company; or

•	Upon the occurrence of specified corporate transactions, such as a change in control.

Upon exchange of the Notes, we will deliver cash equal to the lesser of the aggregate principal amount of notes to be exchanged and our total exchange obligation and, in the event our total exchange obligation exceeds the aggregate principal amount of notes to be exchanged, shares of our common stock in respect of that excess. The total exchange obligation reflects the exchange rate whereby each $1,000 in principal amount of the notes is exchangeable into an equivalent value of 25.9697 shares of our common stock and $60.6061 in cash.

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

On December 29, 2000, we entered into a sale-leaseback transaction with an unrelated party. Under the terms of the transaction, we sold 90 properties, including land, buildings and improvements, which generated $52.3 million of cash. The lease, which is being accounted for as an operating lease, provides for an initial lease term of 21 years and may be extended for one initial ten-year period and two additional successive periods of five years each. The resulting gain of $4.5 million has been deferred and is being amortized over the initial lease term. Net rent expense during the initial term will be approximately $5.5 million annually.

In August 2001, we entered into a sale-leaseback with O’Reilly-Wooten 2000 LLC (an entity owned by certain affiliates of the Company). The transaction involved the sale and leaseback of nine O’Reilly Auto Parts stores and generated approximately $5.6 million of cash. The transaction did not result in a material gain or loss. The lease, which has been accounted for as an operating lease, calls for an initial term of 15 years with three five-year renewal options.

On September 28, 2007, we completed a second amended and restated master agreement to our $49 million Synthetic Operating Lease Facility with a group of financial institutions. The terms of such lease facility provided for an initial lease period of seven years, a residual value guarantee of approximately $39.7 million at December 31, 2007 and purchase options on the properties. On July 11, 2008, we, in connection with the acquisition of CSK, purchased all the properties included in our Synthetic Operating Lease Facility for $49.3 million, thus terminating the facility. The purchase was funded through borrowings under the ABL Credit Facility.

We issue stand-by letters of credit provided by a $200 million sub limit under the ABL Credit Facility that reduce our available borrowings. These letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance. Letters of credit totaling $55.6 million and $28.6 million were outstanding at December 31, 2008 and 2007, respectively.

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

•

Self-Insurance Reserves – We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities from workers’ compensation, general liability, vehicle liability, property loss, and employee health care benefits. With the exception of employee health care benefit liabilities, which are limited by the design of these plans, we obtain third-party insurance coverage to limit our exposure for any individual workers’ compensation, general liability, vehicle liability or property loss claim. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts. The assumptions made by management as they relate to each of these factors represent our judgment as to the most probable cumulative impact of each factor to our future obligations. Our calculation of self-insurance liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date and the application of alternative assumptions could result in a different estimate of these liabilities. Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains. As we obtain additional information that affects the assumptions and estimates we used to recognize liabilities for claims incurred in prior accounting periods, we adjust our self-insurance liabilities to reflect the revised estimates based on this additional information. The long-term portions of these liabilities are recorded at our estimate of their net present value. These liabilities do not have scheduled maturities, but we can estimate the timing of future payments based upon historical patterns. We could apply alternative assumptions regarding the timing of payments or the applicable discount rate that could result in materially different estimates of the net present value of the liabilities. If self-insurance reserves were changed 10% from our estimated reserves at December 31, 2008, the financial impact would have been approximately $8.6 million or 2.8% of pretax income for the year ended December 31, 2008.

•

Accounts Receivable – Management estimates the allowance for doubtful accounts based on historical loss ratios and other relevant factors. Actual results have consistently been within management’s expectations, and we do not believe there is a reasonable likelihood that there will be a material change in the future that will require a significant change in the assumptions or estimates we use to calculate our allowance for doubtful accounts. However, if actual results differ from our estimates, we may be exposed to losses or gains. If the allowance for doubtful accounts were changed 30% from our estimated allowance at December 31, 2008, the financial impact would have been approximately $1.4 million or 0.4% of pretax income for the year ended December 31, 2008.

•

Taxes – We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We regularly review our potential tax liabilities for tax years subject to audit. The amount of such liabilities is based on various factors, such as differing interpretations of tax regulations by the responsible tax authority, experience with previous tax audits and applicable tax law rulings. Changes in our tax liability may occur in the future as our assessments change based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations. In management’s opinion, adequate provisions for income taxes have been made for all years presented. The estimates of our potential tax liabilities contain uncertainties because management must use judgment to estimate the exposures associated with our various tax positions and actual results could differ from our estimates. Alternatively, we could have applied assumptions regarding the eventual outcome of the resolution of open tax positions that could differ from our current estimates but that would still be reasonable given the nature of a particular position. Our judgment regarding the most likely outcome of uncertain tax positions has historically resulted in an estimate of our tax liability that is greater than actual results. While our estimates are subject to the uncertainty noted in the preceding discussion, our initial estimates of our potential tax liabilities have historically not been materially different from actual results except in instances where we have reversed liabilities that were recorded for periods that were subsequently closed with the applicable taxing authority. The accounting for our tax reserves changed with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007.

•

Inventory Obsolescence and Shrink – Inventory, which consists of automotive hard parts, maintenance items, accessories and tools is stated at the lower of cost or market. The extended nature of the life cycle of our products is such that the risk of obsolescence of our inventory is minimal. The products that we sell generally have applications in our markets for a relatively long period of time in conjunction with the corresponding vehicle population. We have developed sophisticated systems for monitoring the life cycle of a given product and, accordingly, have historically been very successful in adjusting the volume of our inventory in conjunction with a decrease in demand. We do record a reserve to reduce the carrying value of our inventory through a charge to cost of sales in the isolated instances where we believe that the market value of a product line is lower than our recorded cost. This reserve is based on our assumptions about the marketability of our existing inventory and is subject to uncertainty to the extent that we must estimate, at a given point in time, the market value of inventory that will be sold in future periods. Ultimately, our projections could differ from actual results and could result in a material impact to our stated inventory balances. We have historically not had to materially adjust our obsolescence reserves due to the factors discussed above and do not anticipate that we will experience material changes in our estimates in the future.

We also record a reserve to reduce the carrying value of our perpetual inventory to account for quantities in our perpetual records above the actual existing quantities on hand caused by unrecorded shrink. We estimate this reserve based on the results of our extensive and frequent cycle counting programs and periodic, full physical inventories at our stores and distribution centers. To the extent that our estimates do not accurately reflect the actual unrecorded inventory shrinkage, we could potentially experience a material impact to our inventory balances. We have historically been able to provide a timely and accurate measurement of shrink and have not experienced material adjustments to our estimates. If unrecorded shrink were changed 10% from the estimate that we recorded based on our historical experience at December 31, 2008, the financial impact would have been approximately $0.9 million or 0.3% of pretax income for the year ended December 31, 2008.

•

Valuation of Long-Lived Assets and Goodwill – In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. As part of the evaluation, we review performance at the store level to identify any stores with current period operating losses that should be considered for impairment. A potential impairment has occurred if the projected future undiscounted cash flows realized from the best possible use of the asset are less than the carrying value of the asset. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives and fair values of the assets. Actual results could differ from these estimates, which could materially impact our impairment assessment.

Under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we review goodwill and other intangible assets for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. The Company has not historically recorded an impairment to its goodwill or intangible assets. The process of evaluating goodwill for impairment involves the determination of the fair value of our Company. Inherent in such fair value determinations are certain judgments and estimates, including estimates which incorporate assumptions marketplace participants would use in making their estimates of fair value. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

CONTRACTUAL OBLIGATIONS

We have other liabilities reflected in our balance sheet, including deferred income taxes and self-insurance accruals. Interest payments on our variable rate long-term debt are not included in the financial commitments table. The payment obligations associated with these liabilities are not reflected in the financial commitments table due to the absence of scheduled payments. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be payable in 2009 that are included in current liabilities. In addition, we have commitments with various vendors for the purchase of inventory as of December 31, 2008. The financial commitments table excludes these commitments because they are cancelable by their terms.

Our contractual obligations, as in effect at December 31, 2008, including commitments for future payments under non-cancelable lease arrangements, short and long-term debt arrangements, interest payments related to long-term debt, fixed payments related to interest rate swaps and purchase obligations for construction contract commitments, are summarized below and are fully disclosed in Notes 4 and 6 to the consolidated financial statements.

	Payments Due By Period
	Total	Before 1 Year	1-2 Years	3-4 Years	Years 5 and Over
	(In thousands)
Contractual Obligations:
Long-term debt	$717,768	$—	$—	$614,200	$103,568
Payments under interest rate swap agreements	135,663	21,596	29,870	13,000	71,197
Future minimum lease payments under capital leases	16,174	8,808	6,096	1,168	102
Future minimum lease payments under operating leases	1,505,771	213,482	370,074	283,505	638,710
Other obligations	4,800	600	1,200	1,200	1,800
Purchase obligations	130,106	130,106	—	—	—

Total contractual cash obligations	$2,510,282	$374,592	$407,240	$913,073	$815,377

INFLATION AND SEASONALITY

For the last three fiscal years, we have been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. To the extent our acquisition cost increased due to base commodity price increases industry-wide, we have typically been able to pass along these increased costs through higher retail prices for the affected products. As a result, we do not believe our operations have been materially, adversely affected by inflation.

To some extent, our business is seasonal primarily as a result of the impact of weather conditions on customer buying patterns. While we have historically realized operating profits in each quarter of the year, our store sales and profits have historically been higher in the second and third quarters (April through September) than in the first and fourth quarters of the year.

QUARTERLY RESULTS

The following table sets forth certain quarterly unaudited operating data for fiscal 2008 and 2007. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.

The unaudited operating data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included therein.

	Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Sales	$646,220	$704,430	$1,111,272	$1,114,631
Gross profit	288,494	317,097	507,206	515,129
Operating income	74,156	88,388	92,471	80,602
Net income	46,331	55,788	41,399	42,714
Basic net income per common share	0.40	0.48	0.31	0.32
Net income per common share – assuming dilution	0.40	0.48	0.31	0.32

	Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Sales	$613,145	$643,108	$661,778	$604,288
Gross profit	269,281	287,185	293,701	270,293
Operating income	77,192	81,558	82,716	63,685
Net income	48,407	51,899	53,087	40,595
Basic net income per common share	0.42	0.45	0.46	0.35
Net income per common share – assuming dilution	0.42	0.45	0.46	0.35

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2008 for us). FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (fiscal year 2009 for us). The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position, results of operations or cash flows. We do not anticipate SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to measure selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective as of the beginning of our 2008 fiscal year. As we elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159, the adoption of SFAS No. 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS No. 141(R)”). SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. We do not expect the initial adoption of SFAS No. 141(R) to have a material impact; however, the impact of SFAS No. 141(R) on a future business combination could be material and would be evaluated at that time.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which is effective for fiscal years beginning after December 15, 2008. SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The provisions of SFAS 160 will be effective for us beginning January 1, 2009, and will be applied prospectively. We do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion and specifies that issuers of such instruments should separately account for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statement of operations. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008, with early application prohibited. We will adopt the provisions of FSP APB 14-1 beginning with our March 2009 interim consolidated financial statements; however, we do not anticipate that the adoption of FSP APB 14-1 will have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Heirarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk to the extent we borrow against our credit facilities with variable interest rates. At December 31, 2007, we did not have amounts borrowed against our variable rate credit facilities and, as a result, did not have material market risk exposure. Primarily as a result of borrowings in 2008 to fund the acquisition of CSK, we have interest rate exposure with respect to the $614 million outstanding balance on our variable interest rate debt at December 31, 2008; however, from time to time, we have entered into interest rate swaps to reduce this exposure. On July 24, 2008, October 14, 2008, and November 24, 2008, we reduced our exposure to changes in interest rates by entering into interest rate swap contracts (“the Swaps”) with a total notional amount of $450 million. The Swaps represent contracts to exchange a floating rate for fixed interest payments periodically over the life of the Swap agreement without exchange of the underlying notional amount. The notional amount of the swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The Swaps have been designated as cash flow hedges.

If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $1.6 million ($1.0 million after tax), based on our exposure to interest rate changes on variable rate debt that is not covered by the Swaps. This analysis does not consider the effects of the change in the level of overall economic activity that could exist in an environment of adversely changing interest rates. In the event of an adverse change in interest rates and to the extent that we have amounts outstanding under our asset-based credit facility, management would likely take further actions that would seek to mitigate our exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management believes that as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report which is included herein.

/s/ Greg Henslee	/s/ Thomas McFall
Greg Henslee	Thomas McFall
Chief Executive Officer & Co-President	Executive Vice President of Finance & Chief Financial Officer

February 27, 2009	February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O’Reilly Automotive, Inc. and Subsidiaries:

We have audited O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). O’Reilly Automotive, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, O’Reilly Automotive, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of O’Reilly Automotive, Inc. and Subsidiaries and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Kansas City, Missouri

February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O’Reilly Automotive, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O’Reilly Automotive, Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Kansas City, Missouri

February 27, 2009

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$31,301	$47,555
Accounts receivable, less allowance for doubtful accounts of $4,521 in 2008 and $3,179 in 2007	105,985	84,242
Amounts receivable from vendors	59,826	48,263
Inventory	1,570,144	881,761
Deferred income taxes	64,028	—
Other current assets	44,149	40,483

Total current assets	1,875,433	1,102,304

Property and equipment, at cost	1,939,532	1,479,779
Less: accumulated depreciation and amortization	489,639	389,619

Net property and equipment	1,449,893	1,090,160

Notes receivable, less current portion	21,548	25,437
Goodwill	720,508	50,447
Deferred income taxes	28,767	—
Other assets, net	97,168	11,389

Total assets	$4,193,317	$2,279,737

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$736,986	$380,683
Self insurance reserve	65,170	29,967
Accrued payroll	60,616	23,739
Accrued benefits and withholdings	38,583	13,496
Deferred income taxes	—	6,235
Other current liabilities	144,015	49,536
Current portion of long-term debt	8,131	25,320

Total current liabilities	1,053,501	528,976

Long-term debt, less current portion	724,564	75,149
Deferred income taxes	—	27,241
Other liabilities	133,034	55,894

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares – 5,000,000
Issued and outstanding shares – none	—	—
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares – 134,828,650 in 2008 and 115,260,564 in 2007	1,348	1,153
Additional paid-in capital	949,758	441,731
Retained earnings	1,342,625	1,156,393
Accumulated other comprehensive loss	(11,513)	(6,800)

Total shareholders’ equity	2,282,218	1,592,477

Total liabilities and shareholders’ equity	$4,193,317	$2,279,737

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements Of Income

(In thousands, except per share data)

	Years ended December 31,
	2008	2007	2006
Sales	$3,576,553	$2,522,319	$2,283,222
Cost of goods sold, including warehouse and distribution expenses	1,948,627	1,401,859	1,276,511

Gross profit	1,627,926	1,120,460	1,006,711
Selling, general and administrative expenses	1,292,309	815,309	724,396

Operating income	335,617	305,151	282,315
Other income (expense), net:
Debt prepayment costs	(7,157)	—	—
Interim facility commitment fee	(4,150)	—	—
Interest expense	(26,138)	(3,723)	(4,322)
Interest income	3,185	4,077	1,573
Other, net	1,175	1,983	2,699

Total other income (expense), net	(33,085)	(2,337)	(50)

Income before income taxes	302,532	307,488	282,265
Provision for income taxes	116,300	113,500	104,180

Net income	$186,232	$193,988	$178,085

Basic income per common share:

Net income per common share	$1.50	$1.69	$1.57

Weighted-average common shares outstanding	124,526	114,667	113,253

Income per common share-assuming dilution:

Net income per common share-assuming dilution	$1.48	$1.67	$1.55

Adjusted weighted-average common shares outstanding	125,413	116,080	115,119

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements Of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Shares	Par Value
Balance at December 31, 2005	112,389	$1,124	$360,325	$784,320	$—	$1,145,769
Net income	—	—	—	178,085	—	178,085	$178,085
Other comprehensive income	—	—	—	—	—	—	—

Comprehensive income							$178,085

Issuance of common stock under employee benefit plans	387	4	12,169	—	—	12,173
Issuance of common stock under stock option plans	1,153	11	15,959	—	—	15,970
Tax benefit of stock options exercised	—	—	8,538	—	—	8,538
Share based compensation	—	—	3,561	—	—	3,561

Balance at December 31, 2006	113,929	$1,139	$400,552	$962,405	$—	$1,364,096
Net income	—	—	—	193,988	—	193,988	$193,988
Other comprehensive loss	—	—	—	—	(6,800)	(6,800)	(6,800)

Comprehensive income							$187,188

Issuance of common stock under employee benefit plans	367	4	11,543	—	—	11,547
Issuance of common stock under stock option plans	965	10	17,114	—	—	17,124
Tax benefit of stock options exercised	—	—	6,835	—	—	6,835
Share based compensation	—	—	5,687	—	—	5,687

Balance at December 31, 2007	115,261	$1,153	$441,731	$1,156,393	$(6,800)	$1,592,477
Net income	—	—	—	186,232	—	186,232	$186,232
Other comprehensive loss	—	—	—	—	(4,713)	(4,713)	(4,713)

Comprehensive income							$181,519

Issuance of common stock under employee benefit plans	546	5	13,710	—	—	13,715
Issuance of common stock under stock option plans	876	9	18,277	—	—	18,286
Issuance of common stock and stock options, net of issuance costs, in CSK acquisition	18,146	181	465,645	—	—	465,826
Tax benefit of stock options exercised	—	—	1,573	—	—	1,573
Share based compensation	—	—	8,822	—	—	8,822

Balance at December 31, 2008	134,829	$1,348	$949,758	$1,342,625	$(11,513)	$2,282,218

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements Of Cash Flows

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Operating activities
Net income	$186,232	$193,988	$178,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	107,345	78,943	64,938
Amortization of intangible items	5,653	—	—
Premium on 6 3/4% exchangeable notes	(352)	—	—
Amortization of debt issuance costs	4,084	—	—
Deferred income taxes	11,031	(6,341)	(1,017)
Share based compensation programs	13,554	12,777	11,029
Other	8,226	5,007	1,812
Changes in operating assets and liabilities:
Accounts receivable	(7,437)	(8,555)	(9,426)
Inventory	(142,333)	(68,823)	(91,427)
Accounts payable	50,410	62,279	25,737
Other	62,129	30,143	6,197

Net cash provided by operating activities	298,542	299,418	185,928

Investing activities
Cash component of acquisition price of CSK Automotive, Inc., net of cash acquired	(33,767)	—	—
Purchases of property and equipment	(341,679)	(282,655)	(228,871)
Proceeds from sale of property and equipment	1,246	2,327	875
Payments received on notes receivable	5,342	5,202	5,174
Purchase of short-term investments	—	(21,724)	—
Other	1,261	(3,468)	(2,379)

Net cash used in investing activities	(367,597)	(300,318)	(225,201)

Financing activities
Proceeds from issuance of long-term debt	619,047	16,450	88,950
Payment of debt issuance costs	(43,239)	—	—
Principal payments on long-term debt and capital leases	(539,791)	(26,460)	(80,189)
Debt prepayment costs	(7,157)	—	—
Issuance cost of equity exchanged in CSK acquisition	(1,218)	—	—
Tax benefit of stock options exercised	2,184	6,835	8,538
Net proceeds from issuance of common stock	22,995	21,727	20,493
Other	(20)	—	—

Net cash provided by financing activities	52,801	18,552	37,792

Net (decrease)/increase in cash and cash equivalents	(16,254)	17,652	(1,481)
Cash and cash equivalents at beginning of year	47,555	29,903	31,384

Cash and cash equivalents at end of year	$31,301	$47,555	$29,903

Supplemental disclosures of cash flow information:
Income taxes paid	$74,227	$93,040	$98,650
Interest paid, net of capitalized interest	17,824	3,727	4,536

See accompanying Notes to Consolidated Financial Statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

O’Reilly Automotive, Inc. (the “Company”) is a specialty retailer and supplier of automotive aftermarket parts, tools, supplies and accessories to both the do-it-yourself (“DIY”) customer and the professional installer in 38 states.

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

Revenue Recognition

Over-the-counter retail sales are recorded when the customer takes possession of the merchandise. Sales to professional installers, also referred to as “commercial sales,” are recorded upon same-day delivery of the merchandise to the customer, generally at the customer’s place of business. Wholesale sales to other retailers, also referred to as “jobber sales,” are recorded upon shipment of the merchandise from a regional distribution center with same-day delivery to the jobber customer’s location. All sales are recorded net of estimated allowances, discounts and taxes.

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

Inventory

Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Inventory also includes related procurement, warehousing and distribution center costs. Cost has been determined using the last-in, first-out (“LIFO”) method. The replacement cost of inventory was $1,630,549,000 and $888,299,000 as of December 31, 2008 and 2007, respectively.

Amounts Receivable from Vendors

The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising, devaluation programs, allowances for warranties and volume purchase rebates. Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes, are reported as a reduction of advertising expense in the period in which the advertising occurred. All other material vendor concessions are recognized as a reduction to the cost of inventory. Amounts receivable from vendors also includes amounts due to the Company for changeover merchandise and product returns. The Company regularly reviews vendor receivables for collectibility and assesses the need for a reserve for uncollectible amounts based on an evaluation of the Company’s vendors’ financial positions and corresponding abilities to meet financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the amounts receivable from vendors and the Company did not record a reserve for uncollectible amounts in the consolidated financial statements at December 31, 2008 and 2007.

Debt Issuance Costs

Deferred debt issuance costs of $39.2 million, net of amortization, are included in Other assets as of December 31, 2008. Deferred debt issuance costs are being amortized using the straight-line method over the term of the corresponding long-term debt issue and are included in interest expense in our Consolidated Statements of Income.

Investments

The Company determines the appropriate classification of marketable equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are stated at fair value, with the unrecognized gains and losses, net of tax, reported in accumulated other comprehensive income (loss). Available-for-sale securities, consisting of the Company’s investment in the stock of CSK, in the amount of $10.8 million, stated at fair value, are included in Other Current Assets on the Company’s balance sheet at December 31, 2007. Upon completion of the Company’s acquisition of CSK on July 11, 2008, the investment in CSK stock was included as a component of the purchase price of CSK and allocated preliminarily to the assets acquired and liabilities assumed of CSK. The Company did not own any available-for-sale securities on December 31, 2008.

Property and Equipment

Property and equipment are carried at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets and includes depreciation related to assets recorded under capital lease agreements. Leasehold improvements are amortized over the lesser of the lease term or the estimated economic life of the assets. The lease term includes renewal options determined by management at lease inception for which failure to renew options would result in a substantial economic penalty to the Company. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is included in the determination of net income as a component of other income (expense). The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

Property and equipment consists of the following:

	Original Useful Lives	December 31, 2008	December 31, 2007
	(In thousands)
Land		$281,814	$220,950
Buildings and building improvements	15 – 39 years	638,976	501,598
Leasehold improvements	3 – 25 years	268,574	189,097
Furniture, fixtures and equipment	3 – 20 years	556,706	429,217
Vehicles	5 – 10 years	127,709	102,665
Construction in progress		65,753	36,252

		1,939,532	1,479,779
Less: accumulated depreciation and amortization		489,639	389,619

Net property and equipment		$1,449,893	$1,090,160

The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average rates paid for long-term borrowings. Total interest costs capitalized for the years ended December 31, 2008, 2007 and 2006 were $2,318,000, $2,554,000 and $2,639,000, respectively.

Goodwill and Other Intangible Assets

The accompanying consolidated balance sheets at December 31, 2008, and December 31, 2007, include goodwill and other intangible assets recorded as the result of previous acquisitions. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires the Company to assess goodwill and indefinite lived intangible assets for impairment rather than systematically amortize goodwill against earnings. The Company reviews goodwill and indefinite lived intangible assets for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. The goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. The Company operates as one reporting unit, and its fair value exceeds its carrying value, including goodwill. Therefore, the Company has determined that no impairment of goodwill existed at December 31, 2008, and December 31, 2007.

Operating Leases

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

Notes Receivable

The Company had notes receivable from vendors and other third parties amounting to $28,221,000 and $32,119,000 at December 31, 2008 and 2007, respectively. The notes receivable, which bear interest at rates ranging from 0% to 10%, are due in varying amounts through August 2017.

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

Warranty Costs

The Company offers warranties on the merchandise it sells with warranty periods ranging from 30 days to lifetime, limited warranties. The risk of loss arising from warranty claims is typically the obligation of the Company’s vendors, but for a small portion of merchandise sold, the Company bears the risk of loss associated with the cost of warranty claims. Estimated warranty costs, which are recorded as obligations at the time of sale, are based on the historical failure rate of each individual product line. The Company’s historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims. To the extent vendors provide upfront allowances in lieu of accepting the obligation for warranty claims and the allowance is in excess of the related warranty expense, the excess is recorded as a reduction to cost of sales.

Derivative Instruments and Hedging Activities

The Company’s accounting policies for derivative financial instruments are based on whether the instruments meet the criteria for designation as cash flow or fair value hedges. A designated hedge of the exposure to variability in the future cash flows of an asset or a liability qualifies as a cash flow hedge. A designated hedge of the exposure to changes in fair value of an asset or a liability qualifies as a fair value hedge. The criteria for designating a derivative as a hedge includes the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction and the probability that the underlying transaction will occur. For derivatives with cash flow hedge accounting designation, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction. For derivatives with fair value hedge accounting designation, the Company would recognize gains or losses from the change in fair value of these derivatives, as well as the offsetting change in the fair value of the underlying hedged item, in earnings.

The Company currently holds derivative financial instruments to manage interest rate risk. The Company has designated these derivative financial instruments as cash flow hedges. The derivative financial instruments are recorded at fair value and are included in other long-term liabilities. Derivative instruments recorded at fair value as liabilities totaled $18.9 million as of December 31, 2008. The Company did not hold any derivative instruments at December 31, 2007. On a quarterly basis, the Company measures the effectiveness of the derivative financial instruments by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of the instruments against the expected future interest payments on the corresponding variable rate debt. In addition, the Company compares the critical terms, including notional amounts, underlying indexes and reset dates of the derivative financial instruments with the respective variable rate debt to ensure all terms agree. Any ineffectiveness would be reclassified from accumulated other comprehensive income (loss) to interest expense. As of December 31, 2008, the Company had no ineffectiveness on its derivative financial instruments. See Note 8 for further information concerning these derivative instruments accounted for as hedges.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rules currently scheduled to be in effect for the year in which the differences are expected to reverse, and also includes the amount of tax carryforwards. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date. The Company records a valuation allowance against deferred tax assets to the extent it is more likely than not the amount will not be realized, based upon evidence available at the time of the determination, and any change in the valuation allowance is recorded in the period of a change in such determination.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to $65,640,000, $40,472,000 and $34,929,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Pre-opening Costs

Costs associated with the opening of new stores, which consist primarily of payroll and occupancy costs, are charged to operations as incurred.

Share-Based Compensation Plans

The Company currently sponsors share-based employee benefit plans and stock option plans. In accordance with Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS No. 123R”), the Company recognizes compensation expense for its share-based payments based on the fair value of the awards on the date of the grant. Share-based payments include stock option awards issued under the Company’s employee stock option plan, director stock option plan, stock issued through the Company’s employee stock purchase plan and stock awarded to employees through other benefit programs. See Note 11 for further information concerning these plans.

Litigation Reserves

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. The Company records reserves for litigation losses in instances where a material adverse outcome is probable and the Company is able to reasonably estimate of the probable loss. The Company reserves for an estimate of material legal costs to be incurred on pending litigation matters. Although we cannot ascertain the amount of liability that we may incur from any of these matters, we do not currently believe that, in the aggregate, these matters will have a material adverse effect on our consolidated financial position, results or operations or cash flows. In addition, O’Reilly is involved in resolving legacy governmental investigations that were being conducted against CSK prior to the acquisition. Further detail regarding such matters is described in Note 14.

Closed Store Liabilities

The Company maintains reserves for closed stores and other properties that are no longer being utilized in current operations and accounts for these costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company provides for these liabilities using a credit-adjusted discount rate to calculate the present value of the remaining noncancelable lease payments, occupancy costs and lease termination fees after the close date, net of estimated sublease income. In conjunction with the acquisition of CSK, the Company’s reserves include purchase accounting liabilities related to acquired properties that are no longer being utilized in the acquired business and the Company’s planned exit activities. See Note 7 for further information concerning these liabilities.

Earnings per Share

Basic earnings per share is based on the weighted-average outstanding common shares. Diluted earnings per share is based on the weighted-average outstanding shares adjusted for the effect of common stock equivalents. Common stock equivalents that could potentially dilute basic earnings per share in the future that were not included in the fully diluted computation because they would have been antidilutive were 5,184,000, 1,613,000 and 448,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable and notes receivable.

The Company grants credit to certain customers who meet the Company’s pre-established credit requirements. Concentrations of credit risk with respect to these receivables are limited because the Company’s customer base consists of a large number of smaller customers, thus spreading the credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. Generally, the Company does not require security when credit is granted to customers. Credit losses are provided for in the Company’s consolidated financial statements and consistently have been within management’s expectations.

The Company has entered into various derivative financial instruments to mitigate the risk of interest rate fluctuations on its variable rate long-term debt. If the market interest rate on the Company’s net derivative positions with counterparties exceeds a specified threshold, the counterparty is required to transfer cash in excess of the threshold to the Company. Conversely, if the market value of the net derivative positions falls below a specified threshold, the Company is required to transfer cash below the threshold to the counterparty. The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative contracts used in these hedging activities. The counterparties to the Company’s derivative contracts are major financial institutions and the Company has not experienced nonperformance by any of its counterparties.

The carrying value of the Company’s non-derivative financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt and excluding the 6 3/4% exchangeable notes, as reported in the accompanying consolidated balance sheets, approximates fair value. The carrying value of the Company’s derivative financial instruments have been adjusted to fair value in the accompanying consolidated balance sheets.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2008 for us). FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (fiscal year 2009 for us). The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company does not anticipate the adoption of SFAS No. 157 for nonfinancial assets will have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The provisions of SFAS No. 159 are effective as of the beginning of the Company’s 2008 fiscal year. As the Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159, the adoption of SFAS No. 159 did not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141, Business Combinations (revised 2007) (“SFAS No. 141(R)”). SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. The Company does not expect the initial adoption of SFAS No. 141(R) to have a material impact; however, the impact of SFAS No. 141(R) on a future business combination could be material and would be evaluated at that time.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which is effective for fiscal years beginning after December 15, 2008. SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The provisions of SFAS 160 will be effective for the Company beginning January 1, 2009, and will be applied prospectively. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of FASB Statement No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company will adopt the provisions of SFAS No. 161 beginning with its March 2009 interim consolidated financial statements.

In May 2008, the FASB issued Financial Statements Pronouncements Accounting Principles Board Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). The FSP APB 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion and specifies that issuers of such instruments should separately account for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statement of operations. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008, with early application prohibited. The Company will adopt the provisions of FSP APB 14-1 beginning with its March 2009 interim consolidated financial statements; however the Company does not anticipate that the adoption of FSP APB 14-1 will have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Heirarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”

NOTE 2 – BUSINESS COMBINATION

On July 11, 2008, the Company completed the acquisition of CSK, one of the largest specialty retailers of auto parts and accessories in the Western United States and one of the largest such retailers in the United States, based on store count. Pursuant to the merger agreement, each share of CSK common stock outstanding immediately prior to the merger was canceled and converted into the right to receive 0.4285 of a share of O’Reilly common stock and $1.00 in cash. To fund the transaction, the Company entered into a credit agreement for a $1.2 billion asset-based revolving credit facility arranged by Bank of America, N.A., which the Company used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward. The results of CSK’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

At the date of the acquisition, CSK had 1,342 stores in 22 states, operating under four brand names: Checker Auto Parts, Schuck’s Auto Supply, Kragen Auto Parts and Murray’s Discount Auto Parts. This acquisition allowed the Company to enter into twelve new states: Alaska, Arizona, California, Colorado, Hawaii, Idaho, Michigan, Nevada, New Mexico, Oregon, Utah and Washington, and a number of new markets. As of December 31, 2008, the Company had converted 51 CSK stores to O’Reilly brands, merged 35 CSK stores with existing O’Reilly locations, closed six CSK stores and opened four new CSK stores.

Purchase Price Allocation

The preliminary purchase price of CSK’s acquired operations as of the date of acquisition was comprised of (in thousands):

O’Reilly stock exchanged for CSK shares	$459,308
Cash payment to CSK shareholders	42,253
CSK shares purchased by O’Reilly prior to merger	21,724
Fair value of options and unvested restricted stock exchanged	7,736
Direct costs of the acquisition	10,973

Total purchase price	$541,994

The acquisition was accounted for under the purchase method of accounting with O’Reilly Automotive, Inc. as the acquiring entity in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Accordingly, the consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain external valuations and other analyses, including the review of legal reserves for legacy governmental investigations being conducted against CSK and its former officers as discussed further in Note 14, that have not been finalized as of the date of this filing. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period as defined in SFAS No. 141. The Company has adjusted its initial acquisition cost and purchase price allocation to reflect adjustments to the fair values of common stock issued, as discussed further below, certain assets, reserves associated with plans to involuntarily terminate certain team members of CSK, estimated legal reserves and store closure reserves.

O’Reilly exchanged 18,104,371 shares of common stock pursuant to the formula prescribed in the merger agreement and as described above. In accordance with Emerging Issues Task Force (“EITF”) 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the value of the O’Reilly stock exchanged for CSK shares of $25.37 per share was determined based on the average close price of O’Reilly stock beginning two days before and ending two days after June 9, 2008. The June 9, 2008 measurement date reflects the last day when the number of O’Reilly shares issuable in the transaction became fixed such that subsequent applications of the formula in the merger agreement did not result in a change in the total number of shares exchanged. The fair value of options exchanged in the merger of $6.7 million was based on CSK’s 3.69 million outstanding options on July 11, 2008, multiplied by the exchange ratio adjusted to reflect the $1.00 per share cash consideration. The weighted-average fair value per option of $3.82 was determined using a Black-Scholes valuation model with the following weighted-average assumptions:

Risk free interest rate	2.5%
Expected life	2.3 Years
Expected volatility	29.9%
Expected dividend yield	0%

The fair value O’Reilly shares exchanged for CSK’s unvested restricted stock outstanding at July 11, 2008, of $1.1 million was based on the fair value per share of $25.37 on the June 9, 2008 measurement date. Direct costs of the acquisition include investment-banking fees, legal and accounting fees, and other external costs directly related to the acquisition.

The preliminary purchase price allocations, adjusted from its initial purchase price allocation, as discussed above, as of the date of acquisition are as follows (in thousands):

Inventory	$546,052
Other current assets	77,307
Property and equipment	126,670
Goodwill	670,508
Deferred income taxes	134,074
Other intangible assets	65,270
Other assets	9,241

Total assets acquired	$1,629,122

Senior credit facility	$343,921
Term loan facility	86,700
Capital lease obligations	15,212
Other current liabilities	467,773
6 3/4% senior exchangeable notes	103,920
Other liabilities	69,602

Total liabilities assumed	1,087,128

Net assets acquired	$541,994

Preliminary estimated fair values of intangible assets acquired as of the date of acquisition are as follows (in thousands):

	Intangible assets	Weighted- Average Useful Lives (in years)
Trademarks and trade names	$13,000	1.4
Favorable property leases	52,270	10.7

Total intangible assets	$65,270

The estimated values of operating leases with unfavorable terms compared with current market conditions totaled approximately $49.9 million. These liabilities have an estimated weighted-average useful life of approximately 7.7 years and are included in other liabilities. Favorable and unfavorable lease assets and liabilities will be amortized to rent expense over their expected lives which approximates the period of time that the favorable or unfavorable lease terms will be in effect. Trademarks and trade names have preliminary useful lives of one to three years and will be amortized coinciding with the anticipated conversion of CSK store brands to the O’Reilly brand over that period. See Note 3 “Goodwill and Other Intangible Assets”.

The allocation of the purchase price includes $35.8 million of accrued liabilities for estimated costs to exit certain activities of CSK, including $27.6 million of employee separation costs, $4.1 million of exit costs associated with the planned closure of 33 CSK stores, and $4.1 million of exit costs associated with the planned closure of other administrative office and distribution facilities. These activities have been accounted for in acordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Management began to formulate its exit plans prior to the completion of the acquisition. The employee separation costs include anticipated payments, as required under various pre-existing employment arrangements with CSK employees at the time of acquisition, related to the planned involuntarily termination of employees performing overlapping or duplicative functions which the Company expects to occur within the first two years after the acquisition date. Evaluation of involuntary team member terminations is substantially complete.

As of December 31, 2008, management of the Company had not finalized all exit plans associated with store closures and other facilities related to the CSK acquisition. The store closure plans are preliminary pending the completion of evaluations of the physical and market condition of acquired locations and the Company expects to finalize the plans within the first year after the acquisition date, which may result in adjustments to the allocation of the acquisition purchase price that may impact other current liabilities and goodwill.

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

Unaudited Pro Forma Financial Information

The following pro forma financial information presents the combined historical results of the combined Company as if the acquisition had occurred as of the beginning of the respective periods (in thousands, except per share data):

	Pro Forma Results of Operations for the Year Ended December 31, 2008	Pro Forma Results of Operations for the Year Ended Decenber 31, 2007
Sales	$4,494,475	$4,371,979

Net income	$176,385	$176,165

Net income per common share	$1.32	$1.33
Net income per common share-assuming dilution	$1.31	$1.31

Weighted-average common shares outstanding	134,023	132,612

Adjusted weighted-average common shares outstanding – assuming dilution	134,910	134,389

This pro forma information is not intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period, nor is it necessarily indicative of future results and does not reflect potential synergies, integration costs, or other such costs or savings. Certain pro forma adjustments have been made to net income to give effect to: estimated charges to conform CSK’s method of accounting for inventory to LIFO, adjustments to selling, general and administrative expenses to remove the amortization on eliminated CSK historical identifiable intangible assets and deferred liabilities, expenses to amortize the value of identified intangibles acquired in the acquisition (primarily trade names, trademarks and leases), rent and depreciation adjustments to reflect O’Reilly’s purchase of properties under its synthetic lease facility, adjustments to interest expense to reflect the elimination of preexisting O’Reilly and CSK debt, estimated interest expense on O’Reilly’s new asset-based credit facility and other minor adjustments. The pro forma information presented above for the year ended December 31, 2008, includes certain acquisition related charges, net of tax, of $4.4 million, $2.6 million, and $5.7 million for debt prepayment costs, interim facility commitment fees, and the acceleration of CSK’s stock options and restricted stock as a result of the change in control, respectively. The pro forma information for the year ended December 31, 2007, has not been adjusted to give effect to these charges.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

During the year ending December 31, 2008, the Company recorded goodwill of approximately $670.5 million in connection with the acquisition of CSK. See Note 2 “Business Combination”. For the years ended December 31, 2008, December 31, 2007, and December 31, 2006, the Company recorded amortization expense of $9.2 million, $0.2 million, and $0.2 million, respectively, related to amortizable intangible assets, which are included in other assets on the accompanying consolidated balance sheets. The components of the Company’s amortizable and unamortizable intangible assets were as follows on December 31, 2008 and December 31, 2007 (in thousands):

	Cost		Accumulated Amortization
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Amortizable intangible assets
Favorable leases	$52,270	$—	$3,690	$—
Trade names and trademarks	13,000	—	5,312	—
Other	819	731	547	394

Total amortizable intangible assets	$66,089	$731	$9,549	$394

Unamortizable intangible assets
Goodwill	$720,508	$50,447

Total unamortizable intangible assets	$720,508	$50,447

In addition, the Company has recorded a liability for the preliminary estimated values of operating leases with unfavorable terms, acquired in the acquisition of CSK, totaling approximately $49.9 million, which is included in the other liabilities section of the 2008 consolidated balance sheet. These leases have an estimated weighted-average useful life of approximately 7.7 years. During the year ending December 31, 2008, the Company recognized an amortized benefit of $3.9 million related to these unfavorable operating leases.

At December 31, 2008, estimated net amortization of the Company’s intangible assets and liabilities for each of the next five years is as follows (amounts in thousands):

2009	$7,001
2010	2,229
2011	995
2012	969
2013	799

$11,993

The change in the net goodwill for the years ended December 31, 2008, and December 31, 2007, is as follows (amounts in thousands):

Balance at December 31, 2006	$49,065
Other	1,382

Balance at December 31, 2007	50,447
Acquisition of CSK Automotive, Inc.	670,508
Other	(447)

Balance at December 31, 2008	$720,508

NOTE 4 – LONG-TERM DEBT

Outstanding long-term debt was as follows on December 31, 2008, and December 31, 2007, (in thousands):

	December 31, 2008	December 31, 2007
Capital leases	$14,927	$469
Series 2001-B Senior Notes	—	25,000
Series 2006-A Senior Notes	—	75,000
6 3/4% Senior Exchangeable Notes	103,568	—
FILO revolving credit facility	125,000	—
Tranche A revolving credit facility	489,200	—

Total debt and capital lease obligations	732,695	100,469
Current maturities of debt and capital lease obligations	8,131	25,320

Total long-term debt and capital lease obligations	$724,564	$75,149

On July 11, 2008, in connection with the acquisition of CSK (see Note 2 “Business Combination”), the Company entered into its ABL Credit Agreement for a five-year $1.2 billion asset-based revolving credit facility arranged by Bank of America, N.A. (“BA”), which the Company used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward.

The ABL Credit Agreement is comprised of a five-year $1.075 billion tranche A revolving credit facility and a five-year $125 million first-in-last-out revolving credit facility (FILO tranche) both of which mature on July 11, 2013. As part of the ABL Credit Agreement, the Company has pledged virtually all of its assets as collateral and is subject to an ongoing consolidated leverage ratio covenant. On the date of the transaction, the amount of the borrowing base available, as described in the ABL Credit Agreement, under the credit facility was $1.050 billion of which the Company borrowed $588 million. The Company used borrowings under the credit facility to repay certain existing debt of CSK, repay the Company’s $75 million 2006-A Senior Notes and purchase all of the properties that had been leased under the Company’s synthetic lease facility. As of December 31, 2008, the amount of the borrowing base available under the credit facility was $1.124 billion of which the Company had outstanding borrowings of $614.2 million. The available borrowings under the credit facility are also reduced by stand-by letters of credit issued by the Company primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. As of December 31, 2008, the Company had stand-by letters of credit outstanding in the amount of $55.6 million and the aggregate availability for additional borrowings under the credit facility was $454.2 million.

Borrowings under the tranche A revolver currently bear interest, at the Company’s option, at a rate equal to either a base rate plus 1.50% per annum or LIBOR plus 2.50% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. Borrowings under the FILO tranche currently bear interest, at the Company’s option, at a rate equal to either a base rate plus 2.75% per annum or LIBOR plus 3.75% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. At December 31, 2008, the Company had borrowings of $164 million under its revolver and swing line facilities, which were not covered under an interest rate swap agreement, with interest rates ranging from 3.125% to 4.75% at December 31, 2008. The base rate is equal to the higher of the prime lending rate established by BA from time to time and the federal funds effective rate as in effect from time to time plus 0.50%, subject to adjustment based upon remaining available borrowings. Fees related to unused capacity under the credit facility are assessed at a rate of 0.50% or 0.375% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity. In addition, the Company paid customary commitment fees, letter of credit fees, underwriting fees and other administrative fees in respect to the credit facility.

On July 24, 2008, October 14, 2008, and November 24, 2008, the Company entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), Bank of America, N.A. (“BA”) and SunTrust Bank (“SunTrust”). The Company entered into these interest rate swap transactions to mitigate the risk associated with its floating interest rate based on LIBOR on an aggregate of $450 million of its debt that is outstanding under its ABL Credit Agreement, dated as of July 11, 2008. The Company is required to make certain monthly fixed rate payments calculated on the notional amounts, while the applicable counter party is obligated to make certain monthly floating rate payments to the Company referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of the Company’s debt, which may exist under the ABL Credit Facility plus an applicable margin under the terms of the same credit facility. The counterparties, transaction dates, effective dates, applicable notional amounts, effective index rates and maturity dates of each of the interest rate swap transactions are in the table below:

Counterparty	Transaction Date	Effective Date	Notional amount (in thousands)	Effective index rate	Spread at December 31, 2008	Effective Interest Rate at December 31, 2008	Maturity date
BBT	7/24/2008	8/1/2008	$100,000	3.425%	3.75%	7.175%	8/1/2010
BA	7/24/2008	8/1/2008	75,000	3.830	2.50	6.330	8/1/2011
SunTrust	7/24/2008	8/1/2008	25,000	3.830	3.75	7.580	8/1/2011
SunTrust	7/24/2008	8/1/2008	50,000	3.830	2.50	6.330	8/1/2011
BBT	10/14/2008	10/17/2008	25,000	2.990	2.50	5.490	10/17/2010
BBT	10/14/2008	10/17/2008	25,000	3.010	2.50	5.510	10/17/2010
BA	10/14/2008	10/17/2008	25,000	3.050	2.50	5.550	10/17/2010
SunTrust	10/14/2008	10/17/2008	25,000	2.990	2.50	5.490	10/17/2010
BA	10/14/2008	10/17/2008	50,000	3.560	2.50	6.060	10/17/2011
SunTrust	11/24/2008	11/28/2008	50,000	1.950	2.50	4.450	11/28/2009

			$450,000

On July 11, 2008, the Company executed the Third Supplemental Indenture (the ‘Third Supplemental Indenture”) to the Notes, in which it agreed to become a guarantor, on a subordinated basis, of the $100 million principal amount of 6¾% Exchangeable Senior Notes due 2025 (the “Notes”) originally issued by CSK pursuant to an Indenture (the “Original Indenture”), dated as of December 19, 2005, as amended and supplemented by the First Supplemental Indenture (the “First Supplemental Indenture”) dated as of December 30, 2005, and the Second Supplemental Indenture, dated as of July 27, 2006, (the “Second Supplemental Indenture”) by and between CSK Auto Corporation, CSK Auto, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. On December 31, 2008, and effective as of July 11, 2008, the Company entered into the Fourth Supplemental Indenture (“Fourth Supplemental Indenture”) in order to correct the definition of Exchange Rate in the Third Supplemental Indenture.

EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, provides guidance for distinguishing between permanent equity, temporary equity, and assets and liabilities. The embedded exchange feature in the Notes provides for the issuance of common shares to the extent the Company’s exchange obligation exceeds the debt principal. The share exchange feature and the embedded put options and call options in the debt instrument meet the requirements of EITF No. 00-19 to be accounted for as equity instruments. As such, the share exchange feature and the embedded options have not been accounted for as derivatives. Incremental net shares for the Notes exchange feature were not included in the diluted earnings per share calculation for the year ended December 31, 2008, as the impact would have been antidilutive.

The Notes are exchangeable, under certain circumstances, into cash and shares of the Company’s common stock. The Notes bear interest at 6.75% per year until December 15, 2010, and 6.5% until maturity on December 15, 2025. Prior to their stated maturity, the Notes are exchangeable by the holders only under certain circumstances. Prior to their stated maturity, these Notes are exchangeable by the holder only under the following circumstances (as more fully described in the indenture under which the Notes were issued):

•

During any fiscal quarter (and only during that fiscal quarter) commencing after July 11, 2008, if the last reported sale price of our common stock is greater than or equal to 130% of the applicable exchange price of $36.17 for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	If the Notes have been called for redemption by the Company; or

•	Upon the occurrence of specified corporate transactions, such as a change in control.

If the 6 3/4% Notes are exchanged, the Company will deliver cash equal to the lesser of the aggregate principal amount of notes to be exchanged and the Company’s total exchange obligation and, in the event the Company’s total exchange obligation exceeds the aggregate principal amount of notes to be exchanged, shares of the Company’s common stock in respect of that excess. The total exchange obligation reflects the exchange rate whereby each $1,000 in principal amount of the notes is exchangeable into an equivalent value of 25.97 shares of our common stock and $60.61 in cash.

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

The Company leases certain equipment under capital lease agreements. The lease agreements have terms ranging from 36 to 60 months, expiring on dates ranging from July 2009 to September 2013. The present value of future minimum lease payments under capital leases totaled approximately $12,997,000 and $469,000 at December 31, 2008 and 2007, respectively, which have been classified as long-term debt in the accompanying consolidated financial statements. The Company assumed capital lease liabilities totaling $13,022,000 in its acquisition of CSK; in addition the Company acquired additional equipment under capital leases in the amount of $4,847,000 during the period ended December 31, 2008. The Company did not acquire any equipment under capital leases during the period ended December 31, 2007. The Company acquired $943,000 of assets under the capital lease during the periods ended December 31, 2006.

The Company assumed certain building capital leases, which have lease agreements with terms ranging from 48 to 300 months, expiring on dates ranging from October 2010 to April 2015. The present value of future minimum lease payments under building capital leases totaled approximately $1,930,000 at December 31, 2008, which has been classified as long-term debt in the accompanying consolidated financial statements. The Company assumed building capital lease liabilities totaling $2,190,000 in its acquisition of CSK.

Principal maturities of long-term debt and capital lease obligations are as follows (amounts in thousands):

2009	$8,131
2010	3,614
2011	1,912
2012	835
2013	614,533
Thereafter	103,670

$732,695

NOTE 5 – RELATED PARTIES

The Company leases certain land and buildings related to 49 of its O’Reilly Auto Parts stores under fifteen-year operating lease agreements with O’Reilly Investment Company and O’Reilly Real Estate Company, partnerships in which certain shareholders and directors of the Company are partners. Generally, these lease agreements provide for renewal options for an additional five years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreement. Additionally, the Company leases certain land and buildings related to 21 of its O’Reilly Auto Parts stores under fifteen-year operating lease agreements with O’Reilly-Wooten 2000 LLC, which is owned by certain shareholders and directors of the Company. Generally, these lease agreements provide for renewal options for two additional five-year terms at the option of the Company (see Note 6). Rent payments under these operating leases totaled $3,542,000, $3,446,000 and $3,413,000 in 2008, 2007 and 2006, respectively.

NOTE 6 – COMMITMENTS

Lease Commitments

On September 28, 2007, the Company completed a second amended and restated master agreement to its $49 million Synthetic Operating Lease Facility with a group of financial institutions. The terms of such lease facility provided for an initial lease period of seven years, a residual value guarantee of approximately $39.7 million at December 31, 2007 and purchase options on the properties. The lease facility also contained a provision for an event of default whereby the lessor, among other things, may require the Company to purchase any or all of the properties. The second amended and restated Facility had been accounted for as an operating lease under SFAS No. 13 and related interpretations, including FASB Interpretation No. 46R. On July 11, 2008, the Company, in connection with the acquisition of CSK, purchased all the properties included in its Synthetic Operating Lease Facility in the amount of $49.3 million, thus terminating the facility. The purchase was funded through borrowings under a new asset-based revolving credit facility. See Note 4 “Long-Term Debt” and Note 2 “Business Combination”.

The Company also leases certain office space, retail stores, property and equipment under long-term, non-cancelable operating leases. Most of these leases include renewal options and some include options to purchase and provisions for percentage rent based on sales. At December 31, 2008, future minimum rental payments under all of the Company’s operating leases for each of the next five years and in the aggregate are as follows (amounts in thousands):

	Related Parties	Non-related Parties	Total
2009	$3,661	209,821	213,482
2010	3,080	191,319	194,399
2011	2,869	172,806	175,675
2012	2,836	152,630	155,466
2013	2,760	125,279	128,039
Thereafter	7,600	631,110	638,710

	$22,806	1,482,965	1,505,771

Rental expense amounted to $142,363,000, $55,358,000 and $49,245,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Other Commitments

The Company had construction commitments, which totaled approximately $130.1 million, at December 31, 2008.

NOTE 7 – STORE CLOSING COSTS

The Company maintains reserves for closed stores and other properties that are no longer being utilized in current operations and accounts for these costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company provides for closed property operating lease liabilities using a credit-adjusted discount rate to calculate the present value of the remaining noncancelable lease payments, occupancy costs and lease termination fees after the closing date, net of estimated sublease income. The closed property lease liabilities are expected to be paid over the remaining lease terms. The Company estimates sublease income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions. Adjustments to closed property reserves are made to reflect changes in estimated sublease income or actual exit costs from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

In connection with the acquisition of CSK, the Company recorded $4.1 million of exit costs associated with the planned closure of 33 CSK stores and assumed CSK’s existing closed stores liabilities of $3.0 million related to 127 locations that were closed prior to the Company’s acquisition of CSK. The estimates of exit costs associated with planned closures of CSK stores are preliminary and subject to adjustment.

Following is a summary of store closure reserves at December 31, 2008, and 2007 (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007
Balance at January 1:	$1,841	$2,264

CSK liabilities assumed, as of July 11, 2008	2,984	—
Planned CSK closures	4,141	—
Additions and accretion	764	380
Payments	(2,591)	(776)
Revisions to estimates	235	(27)

Balance at December 31:	$7,374	$1,841

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On July 24, 2008, October 14, 2008, and November 24, 2008, the Company entered into interest rate swap transactions with BBT, BA and SunTrust to mitigate cash flow risk associated with the floating interest rate based on the one month LIBOR rate on an aggregate of $450 million of the debt outstanding under the ABL Credit Agreement, dated as of July 11, 2008. The swap transactions have been designated as cash flow hedges with interest payments designed to offset the interest payments for borrowings under the ABL Credit Agreement that correspond to notional amounts of the swaps. In accordance with FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of the Company’s outstanding hedges are recorded as a liability in the accompanying consolidated balance sheets at December 31, 2008. Changes in fair market value are recorded in other comprehensive income (loss), and any changes resulting from ineffectiveness of the hedge transactions would be recorded in current earnings. The Company’s hedging instruments have been deemed to be highly effective as of December 31, 2008. The fair value of the swap transactions at December 31, 2008, was a payable of $18.8 million ($11.5 million net of tax). The net amount is included as a component of other comprehensive loss.

NOTE 9 – FAIR VALUE MEASUREMENTS

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

•

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace

•

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant

The fair value of the interest rate swap transactions are based on the discounted net present value of the swap using third party quotes (level 2). Changes in fair market value are recorded in other comprehensive income (loss), and changes resulting from ineffectiveness are recorded in current earnings.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS 157. The three valuation techniques are identified in the table below and are as follows:

a)	Market approach – prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

b)	Cost approach – amount that would be required to replace the service capacity of an asset (replacement cost)

c)	Income approach – techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis are as follows:

(in thousands of dollars)	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Net derivative contracts	$(18,874)	$—	$(18,874)	$—	(c	)

The estimated fair values of the Company’s financial instruments, which are determined by reference to quoted market prices, where available, or are based on comparisons to similar instruments of comparable maturities, are as follows (in thousands):

	December 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Obligations under 6 3/4% senior exchangeable notes	$103,568	$99,750	$—	$—

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Unrealized holding gains on available-for-sale securities, consisting of the Company’s investment in CSK common stock prior to the Company’s completion of the acquisition of CSK, as well as unrealized losses from interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (loss). The adjustment to accumulated other comprehensive loss for the year ended December 31, 2008, totaled $8.0 million with a corresponding tax liability of $3.3 million resulting in a net of tax effect of $4.7 million. The adjustment to accumulated other comprehensive loss for the year ended December 31, 2007, totaled $10.9 million with a corresponding tax liability of $4.1 million resulting in a net of tax effect of $6.8 million.

Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2006, December 31, 2007, and December 31, 2008, consisted of the following (in thousands):

	Unrealized Gains on Securities	Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$—	$—	$—
Period change	(6,800)	—	(6,800)

Balance at December 31, 2007	(6,800)	—	(6,800)
Period change	6,800	(11,513)	(4,713)

Balance at December 31, 2008	$—	$(11,513)	$(11,513)

Comprehensive income for the years ended December 31, 2008, and December 31, 2007, December 31, 2006, was $181.5 million and $187.2 million, $178.1 million, respectively.

The following is a summary of available-for-sale securities included in Other Current Assets on the Company’s balance sheet at December 31, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
	(In thousands)
Equity securities	$21,724	$—	$(10,933)	$10,791

	$21,724	$—	$(10,933)	$10,791

Available-for-sale securities held by the Company are securities that are publicly traded in active markets and are valued based on quoted closing prices as of December 31, 2007. The Company did not hold any available-for-sale securities at December 31, 2008.

NOTE 11—SHARE-BASED EMPLOYEE COMPENSATION PLANS AND OTHER BENEFIT PLANS

Stock Options

The Company’s employee stock-based incentive plans provides for the granting of stock options to certain key employees of the Company for the purchase of common stock of the Company. A total of 24,000,000 shares have been authorized for issuance under this plan. Options are granted at an exercise price that is equal to the closing market price of the Company’s common stock on the date of the grant. Options granted under the plan expire after ten years and typically vest 25% a year, over four years. Under SFAS No. 123R, the Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. A summary of the shares subject to currently issued and outstanding stock options under this plan is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	6,244,840	$20.38
Granted	4,747,575	26.26
Exchanged CSK options	1,742,278	29.05
Exercised	(848,054)	21.48
Forfeited	(615,663)	30.31

Outstanding at December 31, 2008	11,270,976	$25.25	7.08	$69,646,090

Vested or expected to vest at December 31, 2008	10,196,979	$24.91	6.84	$66,743,536

Exercisable at December 31, 2008	4,368,702	$23.12	4.92	$48,823,812

The Company maintains a stock based incentive plan for non-employee directors of the Company pursuant to which the Company may grant stock options. Up to 1,000,000 shares of common stock have been authorized for issuance under this plan. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Options granted under the plan expire after seven years and vest fully after six months. Under SFAS No. 123R, the Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. A summary of the shares subject to currently issued and outstanding stock options under this plan is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	215,000	$18.09
Granted	65,000	24.88
Exercised	(40,000)	10.33
Forfeited	—	—

Outstanding at December 31, 2008	240,000	$23.04	6.56	2,054,875

Vested or expected to vest at December 31, 2008	240,000	$23.04	6.56	2,054,875

Exercisable at December 31, 2008	150,000	$23.12	5.97	1,731,275

At December 31, 2008, approximately 303,000 and 335,000 shares were available for future grants under the employee stock option plan and director stock option plan, respectively. For the year ended December 31, 2008, the Company recognized stock option compensation expense related to these plans of $7,991,000 and a corresponding income tax benefit of $3,072,000. For the year ended December 31, 2007, the Company recognized stock option compensation expense related to these plans of $4,882,000 and a corresponding income tax benefit of $1,801,000.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes model requires the use of assumptions, including expected volatility, expected life, the risk free rate and the expected dividend yield. Expected volatility is based upon the historical volatility of the Company’s stock. Expected life represents the period of time that options granted are expected to be outstanding. The Company uses historical data and experience to estimate the expected life of options granted. The risk free interest rate for periods within the contractual life of the options are based on the United States Treasury rates in effect for the expected life of the options. The following weighted-average assumptions were used for grants issued for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
Risk-free interest rate	2.91%		4.47%		4.01%
Expected life	4.2	years	4.4	years	4.7	years
Expected volatility	26.8%		33.7%		35.1%
Expected dividend yield	0%		0%		0%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 were $7.01, $11.81 and $11.72, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 were $6,600,000, $19,511,000 and $22,985,000, respectively. The Company recorded cash received from the exercise of stock options of $18,625,000, $17,124,000 and $15,970,000, in the years ended December 31, 2008, 2007 and 2006, respectively. The remaining unrecognized compensation cost related to unvested awards at December 31, 2008, was $39,146,000 and the weighted-average period of time over which this cost will be recognized is 3.19 years.

In conjunction with the acquisition of CSK, the Company exchanged 1,742,278 stock options for all the outstanding stock options held by CSK. Per the terms of the CSK stock option plan, the vesting of all the outstanding stock options was accelerated upon change in control. This was recorded as part of the purchase price of CSK’s acquired operations (see Note 2 Business Combination for further information).

Employee Stock Purchase Plan

The Company’s employee stock purchase plan permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value. Participants may authorize the Company to withhold up to 5% of their annual salary to participate in the plan. The stock purchase plan authorizes up to 2,750,000 shares to be granted. During the year ended December 31, 2008, the Company issued 208,293 shares under the purchase plan at a weighted average price of $22.61 per share. During the year ended December 31, 2007, the Company issued 156,466 shares under the purchase plan at a weighted average price of $29.12 per share. During the year ended December 31, 2006, the Company issued 165,306 shares under the purchase plan at a weighted average price of $27.36 per share. SFAS No. 123R requires compensation expense to be recognized based on the discount between the grant date fair value and the employee purchase price for shares sold to employees. During the year ended December 31, 2008, the Company recorded $831,000 of compensation cost related to employee share purchases and a corresponding income tax benefit of $319,000. During the year ended December 31, 2007, the Company recorded $804,000 of compensation cost related to employee share purchases and a corresponding income tax benefit of $290,000. At December 31, 2008, approximately 133,000 shares were reserved for future issuance.

Other Employee Benefit Plans

The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are at least 21 years of age and have at least six months of service. The Company has agreed to make matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company’s matching and profit sharing contributions under this plan are funded in the form of shares of the Company’s common stock. A total of 4,200,000 shares of common stock have been authorized for issuance under this plan. During the year ended December 31, 2008, the Company recorded $4,159,000 of compensation cost for contributions to this plan and a corresponding income tax benefit of $1,599,000. During the year ended December 31, 2007, the Company recorded $6,849,000 of compensation cost for contributions to this plan and a corresponding income tax benefit of $2,527,000. During the year ended December 31, 2006, the Company recorded $6,429,000 of compensation cost for contributions to this plan and a corresponding income tax benefit of $2,372,000. The Company issued 321,162 shares in 2008 to fund the 2007 profit sharing and matching contributions at an average grant date fair value of $26.72. The Company issued 197,431 shares in 2007 to fund the 2006 profit sharing and matching contributions at an average grant date fair value of $32.90. The Company issued 204,000 shares in 2006 to fund the 2005 profit sharing and matching contributions at an average grant date fair value of $34.34. A portion of these shares related to profit sharing contributions accrued in prior periods. At December 31, 2008, approximately 542,000 shares were reserved for future issuance under this plan.

On July 11, 2008 in conjunction with the acquisition of CSK, the Company became the sponsor for a 401(k) plan that is available to all CSK team members who are at lease 21 years of age. The Company matches from 40% to 60% of participant contributions in 10% increments, based on years of service, up to 4% of the participant’s base salary. The Company matching contributions vest after one year of plan participation or three years of Company service. The Company’s matching contributions since the July 11, 2008 acquisition date through December 31, 2008 totaled $0.9 million. The CSK 401(k) plan was merged with the Company’s profit sharing and savings plan effective January 1, 2009.

The Company has in effect a performance incentive plan for the Company’s senior management under which the Company awards shares of restricted stock that vest equally over a three-year period and are held in escrow until such vesting has occurred. Shares are forfeited when an employee ceases employment. A total of 650,000 shares of common stock have been authorized for issuance under this plan. Shares awarded under this plan are valued based on the market price of the Company’s common stock on the date of grant and compensation cost is recorded over the vesting period. The Company recorded $494,000 of compensation cost for this plan for the year ended December 31, 2008 and recognized a corresponding income tax benefit of $190,000. The Company recorded $459,000 of compensation cost for this plan for the year ended December 31, 2007 and recognized a corresponding income tax benefit of $169,000. The Company recorded $416,000 of compensation cost for this plan for the year ended December 31, 2006 and recognized a corresponding income tax benefit of $154,000. The total fair value of shares vested (at vest date) for the years ended December 31, 2008, 2007 and 2006 were $497,000, $478,000 and $503,000, respectively. The remaining unrecognized compensation cost related to unvested awards at December 31, 2008 was $457,000. The Company awarded 16,830 shares under this plan in 2008 with an average grant date fair value of $26.96. The Company awarded 16,189 shares under this plan in 2007 with an average grant date fair value of $34.02. The Company awarded 18,698 shares under this plan in 2006 with an average grant date fair value of $33.12. Compensation cost for shares awarded is recognized over the three-year vesting period. Changes in the Company’s restricted stock for the year ended December 31, 2008 were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2007	15,123	$30.80
Granted during the period	16,830	26.96
Vested during the period	(16,157)	31.19
Forfeited during the period	(415)	27.63

Non-vested at December 31, 2008	15,381	$29.13

At December 31, 2008, approximately 480,000 shares were reserved for future issuance under this plan.

Supplemental Retirement Plan Agreement

In conjunction with the CSK acquisition on July 11, 2008, the Company assumed a supplemental executive retirement plan agreement with CSK’s former Chairman and Chief Executive Officer, Maynard Jenkins, which provides supplemental retirement benefits for a period of 10 years beginning on the first anniversary of the effective date of termination of his employment. Mr. Jenkins retired on August 15, 2007. The benefit amount in this agreement is fully vested and payable to Mr. Jenkins at a rate of $600,000 per annum. The Company has accrued the entire present value of this obligation of approximately $4.0 million as of the July 11, 2008 acquisition date. Payments of $0.6 million were made to Mr. Jenkins since the July 11, 2008, acquisition date.

NOTE 12—INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share:

	Years ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$186,232	$193,988	$178,085

Denominator:
Denominator for basic income per common share–weighted-average shares	124,526	114,667	113,253
Effect of stock options (See Note 11)	887	1,413	1,866

Denominator for diluted income per common share-adjusted weighted-average shares and assumed conversion	125,413	116,080	115,119

Basic net income per common share	$1.50	$1.69	$1.57

Net income per common share-assuming dilution	$1.48	$1.67	$1.55

NOTE 13—INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include the tax effect of carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2008	2007
	(In thousands)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$1,763	$1,202
Unrealized loss on short term investments	—	4,133
Unrealized loss on cash flow hedges	7,361	—
Other accruals	57,518	14,440
Noncurrent:
Tax credits	9,294	—
Net operating losses	38,560	—
Other accruals	22,380	17,800

Total deferred tax assets	136,876	37,575

Deferred tax liabilities:
Current:
Inventories	2,614	26,010
Noncurrent:
Property and equipment	40,896	40,431
Other	571	4,610

Total deferred tax liabilities	44,081	71,051

Net deferred tax liabilities	$92,795	$(33,476)

The provision for income taxes consists of the following:

	Current	Deferred	Total
	(In thousands)
2008:
Federal	$90,544	9,313	99,857
State	14,725	1,718	16,443

	$105,269	11,031	116,300

2007:
Federal	$110,302	$(5,847)	$104,455
State	9,539	(494)	9,045

	$119,841	$(6,341)	$113,500

2006:
Federal	$96,824	$(938)	$95,886
State	8,373	(79)	8,294

	$105,197	$(1,017)	$104,180

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows:

	2008	2007	2006
	(In thousands)
Federal income taxes at statutory rate	$105,887	$107,620	$98,793
State income taxes, net of federal tax benefit	10,633	5,880	5,387
Other items, net	(220)	—	—

	$116,300	$113,500	$104,180

The excess tax benefit associated with the exercise of non-qualified stock options has been reflected as additional paid-in capital in the accompanying consolidated financial statements.

As of December 31, 2008, the Company had net operating losses for federal income tax purposes of $110.8 million (for which a portion are also available for state tax purposes) and general business tax credit carryforwards available for federal and state tax purposes of $2.5 million and $4.3 million, respectively. The Company also has an alternative minimum tax credit carryforward for federal tax purposes of $2.5 million. The net operating losses generally expire in years ranging from 2021 to 2027, and the tax credits generally expire in years ranging from 2019 to 2028. The alternative minimum tax credit carryforward does not expire.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. This interpretation provides guidance on measurement, recognition and derecognition of benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition and requires that income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. No adjustment was required in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. As of December 31, 2007, and December 31, 2008, the Company had recorded a reserve for unrecognized tax benefits (including interest and penalties) of $19.7 million and $34.3 million, respectively, of which, would affect the Company’s effective tax rate if recognized, generally net of federal tax affect. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, and December 31, 2008, the Company had accrued approximately $2.8 million, and $3.9 million, respectively, of interest and penalties related to uncertain tax positions before the benefit of the deduction for interest on state and federal returns. During the years ended December 31, 2007, and December 31, 2008, the Company recorded tax expense related to an increase in its liability for interest and penalties of $1.3 million and $1.4 million, respectively. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2009, the Company expects a reduction of $1.6 million of unrecognized tax benefits during the one-year period subsequent to December 31, 2008, resulting from settlement or expiration of the statute of limitations.

The O’Reilly U.S. federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). The IRS concluded an examination of the O’Reilly consolidated 2002, 2003 and 2004 federal income tax returns in the first quarter of 2007. The statute of limitations for the O’Reilly federal income tax returns for tax years 2004 and prior have expired. The statute of limitations for the O’Reilly U.S. federal income tax return for 2005 will expire on September 15, 2009, unless otherwise extended. The IRS is currently conducting an examination of the O’Reilly consolidated return for the tax years 2006 and 2007. The O’Reilly state income tax returns remain subject to examination by various state authorities for tax years ranging from 2001 through 2007.

CSK has had net operating losses in various years dating back to the tax year 1993. For CSK, the statute of limitation for a particular tax year for examination by the IRS is three years subsequent to the last year in which the loss carryover is finally used. The IRS is conducting an examination of the CSK consolidated federal tax return for the fiscal years ending January 30, 2005, January 29, 2006 and February 4, 2007. The statute of limitation for a particular tax year for examination by various states is generally three to four years subsequent to the last year in which the loss carryover is finally used.

A summary of the changes in the gross amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2007, and December 31, 2008, is shown below:

	December 31, 2008	December 31, 2007
	(In thousands)
Balance as of January 1, 2008	$16,952	$13,245
Addition based on tax positions related to the current year	5,638	3,484
Addition based on tax positions related to prior years	—	827
Addition based on tax positions related to CSK acquisition	8,620	— -
Reduction due to lapse of statute of limitations	(810)	(604)

Balance as of December 31, 2008	$30,400	$16,952

NOTE 14—LEGAL MATTERS

O’Reilly Litigation

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters will have a material adverse effect on its consolidated financial position, results or operations or cash flows. In addition, O’Reilly is involved in resolving the governmental investigations that were being conducted against CSK prior to its acquisition by O’Reilly. Further detail regarding such matters is described below.

CSK Pre-Acquisition Matters:

Investigations by the SEC and Department of Justice respecting certain historical accounting practices of CSK, as previously reported and as described below, continue. O’Reilly expects to continue to incur ongoing legal expenses related to the governmental investigations and indemnity obligations and has reserved $7.3 million as an assumed liability in the Company’s preliminary allocation of the purchase price of CSK. O’Reilly has incurred approximately $1.0 million of such legal costs related to the government investigations and indemnity obligations in the 4th quarter of 2008 and $1.3 million in the reporting year.

Governmental Investigations

The SEC investigation that began in 2006 related to certain historical accounting practices of CSK continues. On May 1, 2008, CSK received a notification from the Staff of the Pacific Regional Office (the “Staff”) of the SEC relating to that investigation. On November 6, 2008, the Staff informed O’Reilly that the Securities and Exchange Commission (the “Commission”) agreed with the recommendation of Staff to bring charges against CSK, including charges that CSK violated certain provisions of the federal securities laws, including Section 10(b) of the Exchange Act and Rule 10b-5 (the antifraud provisions). O’Reilly is in discussions with the Staff to try to resolve CSK’s pre-merger matters with the Staff and the Commission but cannot predict whether and when it will be able to reach a resolution.

In addition, the U.S. Attorney’s office in Phoenix (the “USAO”) and the U.S. Department of Justice in Washington, D.C. (the “DOJ”) is continuing the investigation related to pre-acquisition historical accounting practices of CSK. At this time, O’Reilly is cooperating with requests from the DOJ to resolve CSK’s pre-merger matters.

Indemnification Matters

Several of CSK’s former directors or officers and current or former employees have been or may be interviewed as part of or become the subject of criminal, administrative and civil investigations and lawsuits. We are involved in working toward resolution of these matters involving such persons. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, we may have an obligation to indemnify and are currently incurring expenses on the behalf of these persons in relation to pending matters. Some of these indemnification obligations may not be covered by our directors’ and officers’ insurance policies.

These regulatory proceedings and other proceedings are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these regulatory proceedings or matters subject to indemnification depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of all of these regulatory proceedings and matters subject to indemnification that are pending, after consideration of applicable reserves and potentially available insurance coverage benefits, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

NOTE 15—SHAREHOLDER RIGHTS PLAN

On May 7, 2002, the Board of Directors adopted a shareholder rights plan whereby one right was distributed for each share of common stock, par value $.01 per share, of the Company held by stockholders of record (the “Rights”) as of the close of business on May 31, 2002. The Rights initially entitle stockholders to buy a unit representing one one-hundredth of a share of a new series of preferred stock of the Company for $160 and expire on May 30, 2012. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock. If a person or group acquires beneficial ownership of 15% or more of the Company’s common stock, each Right (other than Rights held by the acquiror) will, unless the Rights are redeemed by the Company, become exercisable upon payment of the exercise price of $160 for an amount of common stock of the Company having a market value of twice the exercise price of the Right. A copy of the Rights Agreement was filed on June 3, 2002, with the Securities and Exchange Commission, as Exhibit 4.2 to the Company’s report on Form 8-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us (including our consolidated subsidiaries) in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

On July 11, 2008, the Company completed its acquisition of CSK, at which time CSK became a wholly owned subsidiary of the Company. The Company considers the transaction material to results of operations, cash flows and financial position from the date of the acquisition through December 31, 2008. The Company has evaluated CSK’s internal control over financial reporting as part of its overall assessment of internal control over financial reporting at December 31, 2008.

Other than the integration of CSK, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of

1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report, which is included below.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information regarding the directors of the Company contained in the Company’s Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”) under the caption “Proposal 1-Election of Class I Directors” is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I, in accordance with General Instruction G (3) to Form 10-K, for our executive officers who are not also directors.

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

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements-O’Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders’ Report of the registrant for the year ended December 31, 2008, are filed with this Annual Report in Part II, Item 8:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – Financial Statements

Consolidated Balance Sheets as of December 31, 2008, and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006

Notes to Consolidated Financial Statements for the years ended December 31, 2008, 2007, and 2006

2. Financial Statement Schedule - O’Reilly Automotive, Inc. and Subsidiaries

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

3. Exhibits

See Exhibit Index on page E-1.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses	Additions - Charged to Other Accounts - Describe		Deductions - Describe		Balance at End of Period
(amounts in thousands)
Year ended December 31, 2008: Deducted from asset account: Sales and returns allowances	$2,263	$42	$656	(1)	$185	(2)	$2,776

Allowance for doubtful accounts	3,179	7,439	431	(1)	6,528	(3)	4,521

Year ended December 31, 2007: Deducted from asset account: Sales and returns allowances	$1,540	$723	$—		$—		$2,263

Allowance for doubtful accounts	2,861	5,361	—		5,043	(3)	3,179

Year ended December 31, 2006: Deducted from asset account: Sales and returns allowances	$1,176	$364	$—		$—		$1,540

Allowance for doubtful accounts	2,778	4,585	—		4,503	(3)	2,861

(1)	Acquired in allocation of CSK purchase price
(2)	Allowance adjustment
(3)	Uncollectible accounts written off

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.
(Registrant)

Date: February 27, 2009

By	/s/ Greg Henslee
Greg Henslee
Chief Executive Officer and Co-President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David E. O’Reilly	Director and Chairman of the Board	February 27, 2009
David E. O’Reilly

/s/ Lawrence P. O’Reilly	Director and Vice-Chairman of the Board	February 27, 2009
Lawrence P. O’Reilly

/s/ Charles H. O’Reilly, Jr.	Director and Vice-Chairman of the Board	February 27, 2009
Charles H. O’Reilly, Jr.

/s/ Rosalie O’Reilly Wooten	Director	February 27, 2009
Rosalie O’Reilly Wooten

/s/ Jay D. Burchfield	Director	February 27, 2009
Jay D. Burchfield

/s/ Joe C. Greene	Director	February 27, 2009
Joe C. Greene

/s/ Paul R. Lederer	Director	February 27, 2009
Paul R. Lederer

/s/ John Murphy	Director	February 27, 2009
John Murphy

/s/ Ronald Rashkow	Director	February 27, 2009
Ronald Rashkow

/s/ Greg Henslee	Chief Executive Officer and Co-President (Principal Executive Officer)	February 27, 2009
Greg Henslee

/s/ Ted Wise	Chief Operating Officer and Co-President	February 27, 2009
Ted Wise

/s/ Thomas McFall	Executive Vice-President of Finance and	February 27, 2009
Thomas McFall	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.2	Agreement and Plan of Merger, dated April 1, 2008, between O’Reilly Automotive, Inc., OC Acquisition Company and CSK Auto Corporation, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2008, is incorporated herein by this reference.

3.1	Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 27, 2005, is incorporated herein by this reference.

3.2	Amended and Restated Bylaws of the Registrant as Amended by Amendment No. 1, filed as Exhibit 3.2 to the Form 8-K dated November 12, 2003, is incorporated herein by reference.

4.1*	Form of Stock Certificate for Common Stock.

4.2	Rights Agreement, dated as of May 7, 2002, between O’Reilly Automotive, Inc. and UMB Bank, N.A., as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B and the Form of Summary of Rights as Exhibit C, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2002, is incorporated herein by this reference.

10.1* (a)	Form of Employment Agreement between the Registrant and David E. O’Reilly, Lawrence P. O’Reilly, Charles H. O’Reilly, Jr. and Rosalie O’Reilly Wooten.

10.2*	Lease between the Registrant and O’Reilly Investment Company.

10.3*	Lease between the Registrant and O’Reilly Real Estate Company.

10.4 (a)	Form of Retirement Agreement between the Registrant and David E. O’Reilly, Lawrence P. O’Reilly, Charles H. O’Reilly, Jr. and Rosalie O’Reilly Wooten, filed as Exhibit 10.4 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference.

10.7 (a)	O’Reilly Automotive, Inc. Profit Sharing and Savings Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 33-73892, is incorporated herein by this reference.

10.8* (a)	O’Reilly Automotive, Inc. 1993 Stock Option Plan.

10.9* (a)	O’Reilly Automotive, Inc. Stock Purchase Plan.

10.10* (a)	O’Reilly Automotive, Inc. Director Stock Option Plan.

10.13	Loan commitment and construction loan agreement between the Registrant and Deck Enterprises, filed as Exhibit 10.13 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1993, are incorporated herein by this reference.

10.14	Lease between the Registrant and Deck Enterprises, filed as Exhibit 10.14 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by this reference.

10.15(a)	Amended Employment Agreement between the Registrant and Charles H. O’Reilly, Jr., filed as Exhibit 10.17 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference.

EXHIBIT INDEX (continued)

Exhibit No.	Description
10.16	O’Reilly Automotive, Inc. Performance Incentive Plan, filed as Exhibit 10.18 (a) to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference.

10.17 (a)	Second Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by this reference.

10.20 (a)	Third Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.21 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.21 (a)	First Amendment to the O’Reilly Automotive, Inc. Directors’ Stock Option Plan, filed as Exhibit 10.22 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.22 (a)	O’Reilly Automotive, Inc. Deferred Compensation Plan, filed as Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.23	Trust Agreement between the Registrant’s Deferred Compensation Plan and Bankers Trust, dated February 2, 1998, filed as Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.24 (a)	2001 Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, dated May 8, 2001, filed as Exhibit 10.24 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by this reference.

10.26 (a)	First Amendment to Retirement Agreement, dated February 7, 2001, filed as Exhibit 10.26 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference.

10.27 (a)	Fourth Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, dated February 7, 2001, filed as Exhibit 10.27 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference.

10.37 (a)	Amended and Restated O’Reilly Automotive, Inc 2003 Incentive Plan, filed as Appendix B to the Registrant’s Proxy Statement for 2005 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.38 (a)	Amended and Restated O’Reilly Automotive, Inc 2003 Directors’ Stock Plan, filed as Appendix C to the Registrant’s Proxy Statement for 2005 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

EXHIBIT INDEX (continued)

Exhibit No.	Description
10.39	Credit Agreement, dated as of July 11, 2008, among O’Reilly Automotive, Inc., as the lead Borrower itself and the other Borrowers from time to time party thereto, the Guarantors from time to time party thereto, Bank of America N.A., as Administrative Agent, Collateral Agent, L/C Issuer, and Swing Line Lender, the Lenders from time to time party thereto, and the other agents party thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 11, 2008, is incorporated herein by this reference.

10.40

Indenture, dated as of December 19, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. as guarantors, and the Bank of New York Trust Company, N.A., as Trustee, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 11, 2008, is incorporated herein by this reference.

10.41	First Supplemental Indenture, dated as of December 30, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc., and The Bank of New York Trust Company, N.A., as Trustee, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 11, 2008, is incorporated herein by this reference.

10.42	Second Supplemental Indenture, dated as of July 27, 2006, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc., and The Bank of New York Trust Company, N.A., as Trustee, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 11, 2008, is incorporated herein by this reference.

10.43	Third Supplemental Indenture, dated as of July 11, 2008, among O’Reilly Automotive, Inc., CSKAUTO.COM, Inc., CSK Auto, Inc., CSK Auto Corporation, and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated July 11, 2008, is incorporated herein by this reference.

10.44	Fourth Supplemental Indenture, dated as of December 31, 2008, among O’Reilly Automotive, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. and The Bank of New York Trust Company, N.A., as Trustee, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 31, 2008, is incorporated herein by this reference.

18.0	Independent Registered Public Accounting Firm Letter Regarding Accounting Change, dated March 7, 2005, filed as Exhibit 18.0 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by this reference.

21.1	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm, filed herewith.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Previously filed as Exhibit of same number to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, and incorporated here by this reference.
(a)	Management contract or compensatory plan or arrangement.