Form 10-Q
period 2009-03-31
O REILLY AUTOMOTIVE INC
filed 2009-05-11
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, $0.01 par value – 135,657,043 shares outstanding as of May 4, 2009.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended March 31, 2009

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$37,404	$31,301
Accounts receivable, net	109,878	105,985
Amounts receivable from vendors, net	52,557	59,826
Inventory	1,626,199	1,570,144
Deferred income taxes	75,604	64,028
Other current assets	54,927	44,149

Total current assets	1,956,569	1,875,433

Property and equipment, at cost	2,095,397	1,939,532
Accumulated depreciation and amortization	522,809	489,639

Net property and equipment	1,572,588	1,449,893

Notes receivable, less current portion	14,192	21,548
Goodwill	722,306	720,508
Deferred income taxes	21,244	28,767
Other assets	90,895	97,168

Total assets	$4,377,794	$4,193,317

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$760,613	$736,986
Income taxes payable	26,579	9,951
Self insurance reserve	67,461	65,170
Accrued payroll	56,093	60,616
Accrued benefits and withholdings	38,740	38,583
Other current liabilities	139,053	134,064
Current portion of long-term debt	8,310	8,131

Total current liabilities	1,096,849	1,053,501

Long-term debt, less current portion	782,658	724,564
Other liabilities	132,811	133,034

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares – 135,409,204 as of March 31, 2009, and 134,828,650 as of December 31, 2008	1,354	1,348
Additional paid-in capital	970,094	949,758
Retained earnings	1,405,460	1,342,625
Accumulated other comprehensive loss	(11,432)	(11,513)

Total shareholders’ equity	2,365,476	2,282,218

Total liabilities and shareholders’ equity	$4,377,794	$4,193,317

See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Sales	$1,163,749	$646,220
Cost of goods sold, including warehouse and distribution expenses	621,079	357,726

Gross profit	542,670	288,494
Selling, general and administrative expenses	429,334	214,338

Operating income:	113,336	74,156
Other income (expense), net:
Interest expense	(12,060)	(1,371)
Interest income	426	900
Other, net	483	21

Total other expense, net	(11,151)	(450)

Income before income taxes	102,185	73,706
Provision for income taxes	39,350	27,375

Net income	$62,835	$46,331

Net income per common share – basic	$0.47	$0.40

Net income per common share – assuming dilution	$0.46	$0.40

Weighted-average common shares outstanding – basic	135,043	115,386

Adjusted weighted-average common shares outstanding – assuming dilution	136,234	116,291

See notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$86,550	$118,854

Investing activities:
Purchases of property and equipment	(151,262)	(59,186)
Proceeds from sale of property and equipment	1,165	1,367
Payments received on notes receivable	1,332	1,193
Other	(1,827)	48

Net cash used in investing activities	(150,592)	(56,578)

Financing activities:
Proceeds from issuance of long-term debt	61,276	—
Tax benefit of stock options exercised	2,025	549
Principal payments of long-term debt and capital leases	(3,512)	(79)
Net proceeds from issuance of common stock	10,356	2,986

Net cash provided by financing activities	70,145	3,456

Net increase in cash and cash equivalents	6,103	65,732
Cash and cash equivalents at beginning of period	31,301	47,555

Cash and cash equivalents at end of period	$37,404	$113,287

See notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2009

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Business Combination

On July 11, 2008, the Company completed the acquisition of CSK Auto Corporation (“CSK”), one of the largest specialty retailers of auto parts and accessories in the Western United States and one of the largest such retailers in the United States, based on store count. At the date of the acquisition, CSK had 1,342 stores in 22 states operating under four brand names: Checker Auto Parts, Schuck’s Auto Supply, Kragen Auto Parts and Murray’s Discount Auto Parts. As of March 31, 2009, the Company had converted 144 CSK branded stores to O’Reilly branded stores, merged 41 CSK stores with existing O’Reilly locations, closed six CSK stores and opened four new CSK stores.

Purchase Price Allocation

The preliminary purchase price for CSK as of the date of acquisition was comprised of the following amounts (in thousands):

O’Reilly stock exchanged for CSK shares	$459,308
Cash payment to CSK shareholders	42,253
CSK shares purchased by O’Reilly prior to merger	21,724
Fair value of options and unvested restricted stock exchanged	7,736
Direct costs of the acquisition	11,230

Total purchase price	$542,251

The acquisition was accounted for under the purchase method of accounting with O’Reilly Automotive, Inc. as the acquiring entity in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Accordingly, the consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon certain external valuations and other analyses, including the review of legal reserves for legacy governmental investigations being conducted against CSK and its former officers as discussed further in Note 11, that have not been finalized as of the date of this filing. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period as defined in SFAS No. 141. The Company has adjusted its initial acquisition cost and purchase price allocation to reflect adjustments to certain assets, reserves associated with estimated legal liabilities, capital lease obligations and store closure reserves.

O’Reilly exchanged 18,104,371 shares of common stock pursuant to the formula prescribed in the merger agreement relating to the acquisition of CSK, dated April 1, 2008. In accordance with Emerging Issues Task Force (“EITF”) 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the value of the O’Reilly stock exchanged for CSK shares of $25.37 per share was determined based on the average close price of O’Reilly stock beginning two days before and ending two days after June 9, 2008. The June 9, 2008, measurement date reflects the last day when the number of O’Reilly shares issuable in the transaction became fixed such that subsequent applications of the formula in the merger agreement did not result in a change in the total number of shares exchanged. The fair value of options exchanged in the merger of $6.7 million was based on CSK’s 3.69 million outstanding options on July 11, 2008, multiplied by the exchange ratio adjusted to reflect the $1.00 per share cash consideration. The weighted-average fair value per option of $3.82 was determined using a Black-Scholes valuation model with the following weighted-average assumptions:

Risk free interest rate	2.5%
Expected life	2.3 Years
Expected volatility	29.9%
Expected dividend yield	0%

The fair value of $1.1 million for the O’Reilly shares exchanged for CSK’s unvested restricted stock outstanding at July 11, 2008, was based on the fair value per O’Reilly share of $25.37 on the June 9, 2008, measurement date. Direct costs of the acquisition include investment-banking fees, legal and accounting fees, and other external costs directly related to the acquisition.

The preliminary purchase price allocations, adjusted from its initial purchase price allocation, as discussed above, as of the date of acquisition are as follows (in thousands):

	Balances at March 31, 2009	Balances at December 31, 2008
Inventory	$546,052	$546,052
Other current assets	78,763	77,307
Property and equipment	126,587	126,670
Goodwill	672,588	670,508
Deferred income taxes	135,240	134,074
Other intangible assets	65,270	65,270
Other assets	9,241	9,241

Total assets acquired	$1,633,741	$1,629,122

Senior credit facility	$343,921	$343,921
Term loan facility	86,700	86,700
Capital lease obligations	13,600	15,212
Other current liabilities	467,773	467,773
6 3/4% senior exchangeable notes	103,920	103,920
Other liabilities	75,576	69,602

Total liabilities assumed	1,091,490	1,087,128

Net assets acquired	$542,251	$541,994

Preliminary estimated fair values of intangible assets acquired as of the date of acquisition are as follows (in thousands):

	Intangible assets	Weighted-Average Useful Lives (in years)
Trademarks and trade names	$13,000	1.4
Favorable property leases	52,270	10.7

Total intangible assets	$65,270

The estimated values of operating leases with unfavorable terms compared with current market conditions totaled approximately $49.9 million. These liabilities have an estimated weighted-average useful life of approximately 7.7 years and are included in other liabilities. Favorable and unfavorable lease assets and liabilities will be amortized to rent expense over their expected lives which approximates the period of time that the favorable or unfavorable lease terms will be in effect. Trademarks and trade names have preliminary useful lives of one to three years and will be amortized to coincide with the anticipated conversion of CSK store brands to the O’Reilly branded locations over that period. (see Note 3 “Goodwill and Other Intangible Assets”)

The allocation of the purchase price includes $36.0 million of accrued liabilities for estimated costs to exit certain activities of CSK, including $27.6 million of employee separation costs, $4.3 million of exit costs associated with the planned closure of 33 CSK stores, and $4.1 million of exit costs associated with the planned closure of other administrative office and distribution facilities. These activities have been accounted for in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Management began to formulate its exit plans prior to the completion of the acquisition. The employee separation costs include anticipated payments, as required under various pre-existing employment arrangements with CSK employees at the time of acquisition, relating to the planned involuntarily termination of employees performing overlapping or duplicative functions which the Company expects to occur within the first two years after the acquisition date. Evaluation of involuntary team member terminations is substantially complete.

As of March 31, 2009, management of the Company had not finalized all exit plans associated with store closures and other facilities related to the CSK acquisition. The store closure plans are preliminary pending the completion of evaluations of the physical and market condition of acquired locations and the Company expects to finalize the plans within the first year after the acquisition date, which may result in adjustments to the allocation of the acquisition purchase price that may impact other current liabilities and goodwill.

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

Goodwill is reviewed annually for impairment, or more frequently if events or changes in business conditions indicate that impairment may exist. During the three months ending March 31, 2009, the Company recorded additional goodwill of approximately $2.08 million, primarily due to changes in purchase price allocation in connection with the acquisition of CSK (see Note 2 “Business Combination”). The Company did not record any goodwill impairment during the three months ended March 31, 2009. For the three months ended March 31, 2009, and 2008, the Company recorded amortization expense of $4.13 million and $0.04 million, respectively, related to amortizable intangible assets, which are included in other assets on the accompanying condensed consolidated balance sheets. The components of the Company’s amortizable and unamortizable intangible assets were as follows on March 31, 2009 and December 31, 2008 (in thousands):

	Cost		Accumulated Amortization
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Amortizable intangible assets
Favorable leases	$52,270	$52,270	$5,652	$3,690
Trade names and trademarks	13,000	13,000	7,483	5,312
Other	861	819	516	547

Total amortizable intangible assets	$66,131	$66,089	$13,651	$9,549

Unamortizable intangible assets
Goodwill	$722,306	$720,508

Total unamortizable intangible assets	$722,306	$720,508

In addition, the Company has recorded a liability for the preliminary estimated values of operating leases with unfavorable terms totaling approximately $49.9 million in the “other liabilities” section of the condensed consolidated balance sheet. These leases have an estimated weighted average useful life of approximately 7.7 years. During the three months ending March 31, 2009, the Company recognized an amortized benefit of $2.09 million related to these unfavorable operating leases.

The change in the net goodwill for the three months ended March 31, 2009, is as follows (in thousands):

Balance at December 31, 2008	$720,508
Acquisition of CSK Automotive, Inc.	2,080
Other	(282)

Balance at March 31, 2009	$722,306

4.	Long-Term Debt

Outstanding long-term debt was a follows on March 31, 2009, and December 31, 2008, (in thousands):

	March 31, 2009	December 31, 2008
Capital leases	$14,285	$14,927
6 3/4% Senior Exchangeable Notes	101,283	103,568
FILO revolving credit facility	125,000	125,000
Tranche A revolving credit facility	550,400	489,200

Total debt and capital lease obligations	790,968	732,695

Current maturities of debt and capital lease obligations	8,310	8,131

Total long-term debt and capital lease obligations	$782,658	$724,564

On July 11, 2008, in connection with the acquisition of CSK (see Note 2 “Business Combination”), the Company entered into a credit agreement (the “Credit Agreement”) for a five-year $1.2 billion asset-based revolving credit facility arranged by Bank of America, N.A. (“BA”), which the Company used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward. The Credit Agreement is comprised of a five-year $1.075 billion tranche A revolving credit facility and a five-year $125 million first-in-last-out revolving credit facility (FILO tranche), both of which mature on July 10, 2013. As part of the Credit Agreement, the Company has pledged substantially all of its assets as collateral and is subject to an ongoing consolidated leverage ratio covenant, with which the Company complied on March 31, 2009. On the date of the transaction, the amount of the borrowing base available, as described in the Credit Agreement, under the credit facility was $1.05 billion, of which the Company borrowed $588 million. As of March 31, 2009, the amount of the borrowing base available under the credit facility was $1.14 billion of which the Company had outstanding borrowings of $675.4 million. The available borrowings under the credit facility are also reduced by stand-by letters of credit issued by the Company primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. As of March 31, 2009, the Company had stand-by letters of credit outstanding in the amount of $74.5 million and the aggregate availability for additional borrowings under the credit facility was $395 million.

At March 31, 2009, borrowings under the tranche A revolver bore interest, at the Company’s option, at a rate equal to either a base rate plus 1.50% per annum or LIBOR plus 2.50% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. Borrowings under the FILO tranche bore interest, at the Company’s option, at a rate equal to either a base rate plus 2.75% per annum or LIBOR plus 3.75% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate is equal to the higher of the prime lending rate established by BA from time to time and the federal funds effective rate as in effect from time to time plus 0.50%, subject to adjustment based upon remaining available borrowings. Fees related to unused capacity under the credit facility are assessed at a rate of 0.375% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity. In addition, the Company pays letter of credit fees and other administrative fees in respect to the credit facility.

On each of July 24, 2008, October 14, 2008, and November 24, 2008, the Company entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), BA and/or SunTrust Bank (“SunTrust”). The Company entered into these interest rate swap transactions to mitigate the risk associated with its floating interest rate based on LIBOR on an aggregate of $450 million of its debt that is outstanding under the Credit Agreement. The Company is required to make certain monthly fixed rate payments calculated on the notional amounts, while the applicable counter party is obligated to make certain monthly floating rate payments to the Company referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of the Company’s debt, which may exist under the Credit Agreement plus an applicable margin under the terms of the same credit facility.

On July 11, 2008, the Company executed the Third Supplemental Indenture (the “Third Supplemental Indenture”) to the Notes, in which it agreed to become a guarantor, on a subordinated basis, of the $100 million principal amount of 6 3/4% Exchangeable Senior Notes due 2025 (the “Notes”) originally issued by CSK pursuant to an Indenture, dated as of December 19, 2005, as amended and supplemented by the First Supplemental Indenture dated as of December 30, 2005, and the Second Supplemental Indenture, dated as of July 27, 2006, by and between CSK Auto Corporation, CSK Auto, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. On December 31, 2008, and effective as of July 11, 2008, the Company entered into the Fourth Supplemental Indenture in order to correct the definition of Exchange Rate in the Third Supplemental Indenture.

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

Effective January 1, 2009, the Company adopted the provisions of FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“FSP APB 14-1”), which impacts the accounting associated with its Notes. FSP APB 14-1 requires the Company to recognize interest expense, including non-cash interest, based on the market rate for similar debt instruments without the conversion feature, which the Company determined to be 5.93%. Under FSP APB 14-1, the liability component of convertible debt was measured as of the acquisition date, using a 5.93% interest rate and an assumed 2.43-year life, as determined by the first date the holders may require the Company redeem the Note. The difference between the fair value of the Notes at acquisition date and the fair value of the liability component was $2.1 million, which was assigned to equity. The retrospective accounting impact the adoption of FSP APB 14-1 had on the Company’s consolidated balance sheet as of December 31, 2008, is immaterial.

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

If the Notes are exchanged, the Company will deliver cash equal to the lesser of the aggregate principal amount of Notes to be exchanged and the Company’s total exchange obligation and, in the event the Company’s total exchange obligation exceeds the aggregate principal amount of Notes to be exchanged, shares of the Company’s common stock in respect of that excess. The total exchange obligation reflects the exchange rate whereby each $1,000 in principal amount of the Notes is exchangeable into an equivalent value of 25.97 shares of our common stock and $60.61 in cash.

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

5.	Exit Activities

The Company maintains reserves for closed stores and other properties that are no longer being utilized in current operations and accounts for these costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Upon the decision to close facilities, the Company accrues for closed property operating lease liabilities using a credit-adjusted discount rate to calculate the present value of the remaining noncancelable lease payments, occupancy costs and lease termination fees after the closing date, net of estimated sublease income. The closed property lease liabilities are expected to be paid over the remaining lease terms. The Company estimates sublease income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions. Adjustments to closed property reserves are made to reflect changes in estimated sublease income or actual exit costs from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

In connection with the acquisition of CSK, the Company recorded $4.3 million of exit costs associated with the planned closure of 33 CSK stores, assumed CSK’s existing closed stores liabilities of $4.0 million related to 127 locations that were closed prior to the Company’s acquisition of CSK, recorded $4.1 million of exit costs associated with the planned closure of CSK administrative office and distribution facilities and recorded $27.6 million of employee separation costs. The estimates of exit costs associated with planned closures of CSK stores, offices and distribution facilities and employee separation costs are preliminary and subject to adjustment.

Following is a summary of closure reserves for stores, administrative office and distribution facilities and reserves for employee separation costs at March 31, 2009, and December 31, 2008, (in thousands):

	Store Closure Liabilities	Administrative Office and Distribution Facilities Closure Liabilities	Employee Separation Liabilities
Balance at January 1, 2008:	$1,841	$—	$—

Recorded CSK liabilities assumed, as of July 11, 2008	2,984	—	—
Planned CSK exit activities	4,141	4,127	27,613
Additions and accretion	764	—	—
Payments	(2,591)	—	(2,534)
Revisions to estimates	235	—	—

Ending Balance at December 31, 2008:	$7,374	$4,127	$25,079

Additions and accretion	155	29	—
Payments	(956)	(330)	(15,537)
Revisions to estimates	438	—	—

Ending Balance at March 31, 2009:	$7,011	$3,826	$9,542

6.	Derivative Instruments and Hedging Activities

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures of the Company’s derivative and hedging activities. FAS 161 does not change the accounting for derivative and hedging activities, but rather provides more detailed disclosures on (i) how and why the Company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect the Company’s consolidated financial statements.

Interest Rate Risk Management

As discussed in Note 4, on each of July 24, 2008, October 14, 2008, and November 24, 2008, the Company entered into interest rate swap transactions with BBT, BA and/or SunTrust to mitigate cash flow risk associated with the floating interest rate based on the one month LIBOR rate on an aggregate of $450 million of the debt outstanding under the Credit Agreement. The swap transactions have been designated as cash flow hedges with interest payments designed to offset the interest payments for borrowings under the Credit Agreement that correspond to notional amounts of the swaps. In accordance with Statement No. 133, issued by the FASB, Accounting for Derivative Instruments and Hedging Activities, the fair value of the Company’s outstanding hedges are recorded as a liability in the accompanying consolidated balance sheets at March 31, 2009. Changes in fair market value are recorded in other comprehensive income (loss), and any changes resulting from ineffectiveness of the hedge transactions would be recorded in current earnings. The Company’s hedging instruments have been deemed to be highly effective as of March 31, 2009. The fair value of the swap transactions at March 31, 2009, was a payable of $18.7 million ($11.4 million net of tax). The net amount is included as a component of other comprehensive loss.

The table below represents the amount recorded in the Company’s balance sheet as being a payable to counterparties at March 31, 2009 (in thousands):

Derivative designated as hedging instrument under SFAS 133	Liabilities
	Location	2009
Interest Rate Swap Contracts	Other Liabilities	$18,742

Total		$18,742

The table below represents unrealized losses related to derivative amounts included in other comprehensive loss for the three months ended March 31, 2009 (in thousands):

Contract Type	Balance in Other Comprehensive Income at March 31, 2009
Interest Rate Swaps	$(11,432)

Total	$(11,432)

7.	Fair Value Measurements

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS 157. The three valuation techniques are identified in the table below and are as follows:

a)	Market approach – prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

b)	Cost approach – amount that would be required to replace the service capacity of an asset (replacement cost)

c)	Income approach – techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Net derivative contracts	$(18,742)	$—	$(18,742)	$—	(c	)

The estimated fair values of the Company’s financial instruments, which are determined by reference to quoted market prices, where available, or are based on comparisons to similar instruments of comparable maturities, are as follows (in thousands):

	March 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Obligations under 6 3/4% senior exchangeable notes	$101,283	$114,940	$103,568	$99,750

8.	Accumulated Other Comprehensive Loss

Unrealized losses from interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (loss). The adjustment to accumulated other comprehensive loss for the three months ended March 31, 2009, totaled $0.13 million with a corresponding tax liability of $0.05 million resulting in a net of tax effect of $0.08 million.

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2009, consisted of the following (in thousands):

	Unrealized Gains on Securities	Unrealized Gains/(Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	—	(11,513)	(11,513)
Period change	—	81	81

Balance at March 31, 2009	—	$(11,432)	$(11,432)

Comprehensive income for the year ended December 31, 2008, was $181.5 million. Comprehensive income for the three months ended March 31, 2009, and 2008 was $62.3 million and $52.1 million, respectively.

9.	Stock-based Employee Compensation Plans

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

Stock Options

The Company’s employee stock-based incentive plan provides for the granting of stock options for the purchase of common stock of the Company to directors and certain key employees of the Company. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Director options granted under the plan expire after seven years and are fully vested after six months. Employee options granted under the plan expire after ten years and typically vest 25% a year over four years. The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. The following table summarizes the stock option transactions during the first quarter of 2009:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2008	11,510,976	$25.21
Granted	558,260	30.11
Exercised	(458,396)	20.53
Forfeited	(148,582)	28.61

Outstanding at March 31, 2009	11,462,258	25.59

Exercisable at March 31, 2009	5,756,755	$23.68

The Company recognized stock option compensation costs of approximately $3,319,000 and $1,366,000 in the first quarter of 2009 and 2008, respectively, and recognized a corresponding income tax benefit of approximately $1,278,000 and $507,000, respectively.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including expected volatility, expected life, the risk free rate and the expected dividend yield. Expected volatility is based upon the historical volatility of the Company’s stock. Expected life represents the period of time that options granted are expected to be outstanding. The Company uses historical data and experience to estimate the expected life of options granted. The risk free interest rate for periods within the contractual life of the options is based on the United States Treasury rates in effect for the expected life of the options.

The following weighted-average assumptions were used for grants issued in the three months ended March 31, 2009 and 2008:

	2009	2008
Risk free interest rate	1.63%	2.44%
Expected life	3.6 Years	3.7 Years
Expected volatility	31.9%	32.3%
Expected dividend yield	0%	0%

The weighted-average grant-date fair value of options granted during the first three months of 2009 was $9.00 compared to $7.86 for the first three months of 2008. The remaining unrecognized compensation cost related to unvested awards at March 31, 2009, was $39,776,000 and the weighted-average period of time over which this cost will be recognized is 3.17 years.

Other Employee Benefit Plans

The Company sponsors other share-based employee benefit plans including a contributory profit sharing and savings plan that covers substantially all employees, an employee stock purchase plan which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value and a performance incentive plan under which the Company’s senior management is awarded shares of restricted stock that vest equally over a three-year period. Compensation expense recognized under these plans is measured based on the market price of the Company’s common stock on the date of award and is recorded over the vesting period. During the first three months of 2009, the Company recorded approximately $2,112,000 of compensation cost for benefits provided under these plans and a corresponding income tax benefit of approximately $813,000. During the first three months of 2008, the Company recorded approximately $1,807,000 of compensation cost for benefits provided under these plans and recognized a corresponding income tax benefit of approximately $670,000.

10.	Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share for the quarters ended March 31:

	2009	2008
Numerator (basic and diluted):
Net income	$62,835	$46,331

Denominator:
Denominator for basic income per common share–weighted-average shares	135,043	115,386
Effect of stock options	1,191	905

Denominator for diluted income per common share-adjusted weighted-average shares and assumed conversion	136,234	116,291

Basic net income per common share	$0.47	$0.40

Net income per common share-assuming dilution	$0.46	$0.40

11.	Legal Matters

O’Reilly Litigation

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, O’Reilly is involved in resolving the governmental investigations that were being conducted against CSK prior to its acquisition by O’Reilly. O’Reilly is also involved in certain legacy litigation wherein CSK is the defendant. Further details regarding such matters are described below.

CSK Pre-Acquisition Matters:

Investigations by the Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice in Washington, D.C. (the “DOJ”) respecting certain historical accounting practices of CSK, as previously reported, remain ongoing. On March 5, 2009, the SEC filed a complaint alleging violations of federal securities laws in the United States District Court for the Northern District of Arizona against four (4) former employees of CSK. On April 7, 2009, two of the same former employees of CSK were criminally charged in an indictment filed by the DOJ in the Northern District of Arizona alleging certain pre-acquisition historical accounting practices were unlawful. As more fully described below, CSK has certain defense and indemnity obligations to those individuals. As a result of the CSK acquisition, O’Reilly expects to continue to incur ongoing legal expenses related to the governmental investigations and indemnity obligations and has reserved $8.6 million as an assumed liability in the Company’s preliminary allocation of the purchase price of CSK. O’Reilly has incurred approximately $0.4 million of such legal costs related to the government investigations and indemnity obligations in the first quarter of 2009.

Governmental Investigations

The SEC investigation that began in 2006, related to certain historical accounting practices of CSK, remains ongoing. On May 1, 2008, CSK received a notification from the Staff of the Pacific Regional Office (the “Staff”) of the SEC relating to that investigation. On November 6, 2008, the Staff informed O’Reilly that the SEC agreed with the recommendation of Staff to bring charges against CSK, including charges that CSK violated certain provisions of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 (the antifraud provisions) of the Exchange Act. O’Reilly is attempting to finalize a settlement with the SEC to resolve CSK’s pre-merger matters but cannot predict whether and when it will be able to reach a resolution.

In addition, the U.S. Attorney’s office in Phoenix and the DOJ are continuing the investigation related to pre-acquisition historical accounting practices of CSK. At this time, O’Reilly is cooperating with requests from the DOJ to resolve CSK’s pre-merger matters.

Indemnification Matters

Several of CSK’s former directors or officers and current or former employees have been or may be interviewed as part of or become the subject of criminal, administrative and civil investigations and lawsuits. As described above, certain former employees of CSK are the subject of civil and criminal litigation commenced by the government. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK may have an obligation to indemnify these persons and O’Reilly is currently incurring expenses on the behalf of these persons in relation to pending matters. Some of these indemnification obligations may not be covered by CSK’s directors’ and officers’ insurance policies.

AGA Shareholders, LLC. vs. CSK Auto, Inc.

On February 14, 2006, AGA Shareholders, LLC commenced suit against CSK Auto, Inc. in the United States District Court for the Northern District of Illinois. The case was transferred to the District of Arizona and is pending as case number 2:07-cv-00063-DGC. AGA alleged that CSK entered and then breached an agreement to purchase certain alternators and starters exclusively from AGA for a defined period of time and seeks money damages. On November 21, 2008, the trial court granted summary judgment to plaintiff on liability for breach of the alleged requirements contract. Subsequent to the summary judgment finding, in April 2009, CSK settled with the Plaintiff on a portion of the claim relating to alleged amounts due with respect to products purchased prior to the termination of the contract by CSK. A trial date is set for May 19, 2009 on the remaining issues relating to damages claimed as a result of the termination. In connection with the trial, the Plaintiff is alleging two alternative damages theories one for $21 million and the other for $3.9 million in consequential damages, in addition Plaintiff is requesting prejudgment interest and attorney fees. The Company intends to vigorously defend against this lawsuit.

These CSK Pre-acquisition matters are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these CSK Pre-acquisition matters, depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of all of these CSK Pre-acquisition regulatory proceedings and other matters that are pending, after consideration of applicable reserves and potentially available insurance coverage benefits, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

12.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141, Business Combinations (revised 2007) (“SFAS No. 141(R)”). SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. The initial adoption of SFAS No. 141(R) did not have a material impact; however, the impact of SFAS No. 141(R) on a future business combination could be material and would be evaluated at that time.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which is effective for fiscal years beginning after December 15, 2008. SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The provisions of SFAS 160 were effective for the Company beginning January 1, 2009, and would be applied prospectively. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of FASB Statement No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has adopted the provisions of SFAS No. 161 beginning with its March 2009 interim consolidated financial statements.

In May 2008, the FASB FSP APB 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion and specifies that issuers of such instruments should separately account for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statement of operations. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008, with early application prohibited. The Company adopted the provisions of FSP APB 14-1 beginning with its March 2009 interim consolidated financial statements; however, the adoption of FSP APB 14-1 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Please see footnote four “Long-Term Debt” to the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” or “O’Reilly” refer to O’Reilly Automotive, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses including the acquisition of CSK Auto Corporation (“CSK”), weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of this annual report on Form 10-K for the year ended December 31, 2008, for additional factors that could materially affect our financial performance.

OVERVIEW

We are one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (“DIY”) customers and professional installers. At March 31, 2009, we operated 3,337 stores in 38 states. Our stores carry an extensive product line, including the products bulleted below:

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

We view the following factors to be the key drivers of current and future demand for the products we sell:

Number of miles driven and number of registered vehicles – the total number of miles driven in the U.S. heavily influences the demand for the repair and maintenance products we sell. The long-term trend in the number of vehicles on the road and the total miles driven in the U.S. has exhibited steady growth over the past decade. Since 1998, the total number of miles driven in the United States has increased at an annual rate of approximately 1.6%. The total number of vehicles on the road has increased from 197 million registered light vehicles in 1998 to 241 million in 2007. Total number of miles driven declined by 3.6% in 2008, and declined by 1.9% through the first two months of 2009. The sequential improvement is due to lower fuel costs, but the overall decrease is a result of challenging macroeconomic conditions. We believe that the decrease in miles driven in 2008 and expected continued decrease in 2009 is a short-term trend and that long-term miles driven will increase in the future because of the increasing number of vehicles on the road.

Average vehicle age – changes in the average age of vehicles on the road impacts demand for automotive aftermarket products. As the average age of a vehicle increases, the vehicle goes through more routine maintenance cycles requiring replacement parts such as brakes, belts, hoses, batteries and filters. The sales of these products are a key component of our business. The average age of the vehicle population has increased over the past decade from 8.9 years for passenger cars and 8.3 years for light trucks in 1998 to 10.4 and 9.0 years, respectively, in 2007. Based on the dramatic decrease in the sale of new cars and light trucks in 2008, and the expected decrease in 2009, we expect that consumers will continue to choose to keep their vehicles longer and drive them at higher mileages and that this increasing trend in average vehicle age will continue.

Unperformed maintenance – according to estimates compiled by the Automotive Aftermarket Industry Association, the annual amount of unperformed or underperformed maintenance in the United States totaled $60 billion for 2007. This metric represents the degree to which routine vehicle maintenance recommended by the manufacturer is not being performed. Consumer decisions to avoid or defer maintenance affect demand for our products and the total amount of unperformed maintenance represents potential future demand. We believe that challenging macroeconomic conditions in 2008 contributed to the amount of unperformed maintenance; however, with the reduced number of new car sales, we believe the amount of underperformed maintenance is decreasing as people are more likely to keep their existing vehicles for a longer period of time.

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

Our strategy continues to be the opening of new stores to achieve greater penetration in existing markets and expansion into new, contiguous markets. We plan to open approximately 150 stores in 2009. We typically open new stores either by (i) constructing a new store at a site we purchase or lease and stocking the new store with fixtures and inventory, (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store, or (iii) purchasing multi-store chains. We feel that our dual market strategy of targeting both the do-it-yourself retail customer and commercial installer positions the company extremely well to take advantage of growth in the automotive aftermarket business. We believe our investment in store growth will be funded with the cash flows generated by our existing operations and through available borrowings under our current credit facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with accounting policies generally accepted in the United States (“GAAP”) requires the application of certain estimates and judgments by management. Management bases its assumptions, estimates and adjustments on historical experience, current trends and other factors believed to be relevant at the time the consolidated financial statements are prepared. Management believes that the following policies are critical due to the inherent uncertainty of these matters and the complex and subjective judgments required to establishing these estimates. Management continues to review these critical accounting policies and estimates to ensure that the consolidated financial statements are presented fairly in accordance with GAAP. However, actual results could differ from our assumptions and estimates and such differences could be material.

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

•

Taxes – We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We regularly review our potential tax liabilities for tax years subject to audit. The amount of such liabilities is based on various factors, such as differing interpretations of tax regulations by the responsible tax authority, experience with previous tax audits and applicable tax law rulings. Changes in our tax liability may occur in the future as our assessments change based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations. In management’s opinion, adequate provisions for income taxes have been made for all years presented. The estimates of our potential tax liabilities contain uncertainties because management must use judgment to estimate the exposures associated with our various tax positions and actual results could differ from our estimates. Alternatively, we could have applied assumptions regarding the eventual outcome of the resolution of open tax positions that could differ from our current estimates but that would still be reasonable given the nature of a particular position. Our judgment regarding the most likely outcome of uncertain tax positions has historically resulted in an estimate of our tax liability that is greater than actual results. While our estimates are subject to the uncertainty noted in the preceding discussion, our initial estimates of our potential tax liabilities have historically not been materially different from actual results except in instances where we have reversed liabilities that were recorded for periods that were subsequently closed with the applicable taxing authority. The accounting for our tax reserves changed with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007.

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

•

Valuation of Long-Lived Assets and Goodwill – In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), we evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. As part of the evaluation, we review performance at the store level to identify any stores with current period operating losses that should be considered for impairment. A potential impairment has occurred if the projected future undiscounted cash flows realized from the best possible use of the asset are less than the carrying value of the asset. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives and fair values of the assets. Actual results could differ from these estimates, which could materially impact our impairment assessment.

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

RESULTS OF OPERATIONS

Sales increased $517.5 million, or 80.1% from $646.2 million in the first quarter of 2008, to $1.16 billion in the first quarter of 2009. The following table presents the components of the increase in sales for the three months ended March 31, 2009:

Increase in Sales For Three Months Ended March 31, 2009 compared to the same period in 2008
(in millions)
O’Reilly branded stores:
Comparable store sales	$54.4
Stores opened throughout 2008, excluding stores open at least one year that are included in comparable store sales	32.0
Sales of stores opened throughout 2009	5.2
Non-store sales including machinery, sales to independent parts stores and team members	1.1
CSK branded stores:
Sales of stores acquired in acquisition of CSK	424.8

Total increase in sales	$517.5

Comparable store sales for O’Reilly branded stores open at least one year increased 8.2% for the first quarter of 2009. Comparable store sales for CSK branded stores open at least one year increased 1.5% for the portion of CSK’s sales in the first quarter since the July 11, 2008, acquisition by O’Reilly. Consolidated comparable store sales for stores open at least one year increased 5.7% for the first quarter of 2009. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to team members and sales during the one to two week period the CSK branded stores are closed for conversion.

We believe that the increased sales achieved by our stores are the result of superior inventory availability, a broader selection of products offered in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores, compensation programs for all store team members that provide incentives for performance and our continued focus on serving professional installers. We opened 58 stores in the three months ended March 31, 2009. At March 31, 2009, we operated 3,337 stores compared to 1,867 stores at March 31, 2008. Due to the acquisition of CSK, we anticipate new store unit growth will be 150 new stores in 2009, excluding store acquisition and consolidation related to the acquisition of CSK.

Gross profit increased $254.2 million, or 88.1% from $288.5 million (or 44.6% of sales) in the first quarter of 2008 to $542.7 million (or 46.6% of sales) in the first quarter of 2009. The increase in gross profit dollars was primarily a result of the increase in sales resulting from the acquisition of CSK, sales from new stores and increased sales levels at existing stores during the first quarter of 2009. The increase in gross profit as a percentage of sales was the result of changes in product mix, lower product acquisition cost, distribution system improvements and sales from stores acquired in the acquisition of CSK. We improved our product mix by differentiating our merchandise selections at each store based on customer demand and vehicle demographics in each store’s market. Product acquisition costs improved primarily from improved negotiating leverage with vendors as a result of large purchase volume increases driven by the CSK acquisition. Improvements in our distribution system were the result of capital projects designed to create operating expense efficiencies. Gross margin percentages on sales at CSK branded stores are typically higher than existing O’Reilly branded stores primarily because a greater proportion of these sales are made to DIY customers (which typically have higher gross margin percentages) and because of market conditions, primarily overall price levels that are specific to the markets in which the acquired stores are located. We anticipate these trends to continue at a moderate rate through 2009, with more significant improvements resulting from continued product acquisition cost reductions relating to the CSK acquisition.

Selling, general and administrative expenses (“SG&A”) increased $215 million, or 100.3%, from $214.3 million (or 33.2% of sales) in the first quarter of 2008 to $429.3 million (or 36.9% of sales) in the first quarter of 2009. The increase in SG&A as a percentage of sales was attributable to the addition of the acquired CSK stores, which generally have a higher expense structure than the core O’Reilly store base and the addition of employees and facilities to support the increased level of our operations.

Interest expense increased $10.7 million, from $1.4 million (or 0.2% of sales) during the first quarter of 2008 to $12.1 million (or 1.0% of sales) in the first quarter of 2009. The increase in interest expense is the result of borrowings under our new asset-based revolving credit facility that were used to fund the CSK acquisition and ongoing capital expenditures related to the integration of the operations of CSK.

Our provision for income taxes increased $12 million to $39.4 million for the first quarter of 2009 compared to $27.4 million for the same period in 2008. Our effective tax rate was 38.5% of income before income taxes for the first quarter of 2009 versus 37.1% for the same period in 2008. The increase in effective tax rate is the result of our acquisition of CSK and the generally higher effective tax rates in most states where the acquired CSK stores are located.

As a result of the impacts discussed above, net income for the first quarter increased $16.5 million from $46.3 million in 2008 (7.2% of sales) to $62.8 million in 2009 (5.4% of sales).

Our diluted earnings per common share for the first quarter of 2009 increased 15.0% to $0.46 on 136.2 million shares compared to $0.40 for the first quarter of 2008 on 116.3 million shares. The increase in dilutive shares outstanding is principally the result of shares exchanged in the acquisition of CSK. Our first quarter results included a non-cash charge related to the July 11, 2008, acquisition of CSK. The non-cash charge was to amortize the value assigned to CSK’s trade names and trademarks, which will be amortized over the next two years coinciding with the anticipated conversion of CSK store locations. Adjusted diluted earnings per share, excluding the impact of this acquisition related charge, was $0.47 for the first quarter of 2009, reflecting an increase of 17.5%, from the same period a year ago. The impact of the individual acquisition related charge was as follows:

	Net Income	Diluted Earnings Per Share
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2009
Net income excluding acquisition-related charges	$64,170	$0.47
Acquisition related charge, net of tax:
Amortization of trade names and trademarks	1,335	0.01

Net income and diluted EPS	$62,835	$0.46

The acquisition-related adjustment to EPS in the above paragraph and table present certain financial information not derived in accordance with United States generally accepted accounting principles (“GAAP”). We do not, and do not suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of adjusted net income and earnings per share excluding the acquisition-related charge provides meaningful supplemental information to both management and investors that is indicative of the Company’s ongoing core operations. Management excludes this item in judging its performance and believes this non-GAAP information is useful to gain an understanding of the recurring factors and trends affecting our business. Material limitations of this non-GAAP measure are that such measures do not reflect actual GAAP amounts and amortization of acquisition-related trade names and trademarks reflect charges to net income and earnings per share that will recur over the estimated useful lives of the assets ranging from one to three years. We compensate for such limitations by presenting, in the table above, the accompanying reconciliation to the most directly comparable GAAP measures.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased from $118.9 million for the first quarter of 2008 to $86.6 million for the first quarter of 2009. This decrease in cash provided by operating activities is primarily due to an increase in net inventory investment at the acquired CSK stores, partially offset by an increase in operating income adjusted for non-cash depreciation and amortization charges. The increase in net inventory investment was the result of investments made to improve the inventory availability in the acquired CSK stores. CSK branded average per-store inventory increased from $417,000 at the date of acquisition, to $511,000 as of March 31, 2009.

Net cash used in investing activities increased from $56.6 million during the first quarter of 2008 to $150.6 million for the comparable period in 2009, primarily due to capital expenditures in association with the integration of the acquisition of CSK. Capital expenditures related to the acquisition of CSK include the purchase of properties for future distribution centers and costs associated with the conversion of CSK stores to the O’Reilly brand.

Net cash provided by financing activities increased $66.6 million from $3.5 million during the first three months of 2008 to $70.1 million in the first three months of 2009. The increase in cash flows from financing activities is primarily the result of the proceeds from borrowings under our asset-based credit facility and the issuance of common stock. An increase in the issuance of common stock is attributable to the increase in exercises under the Company’s stock option plans.

On July 11, 2008, in connection with the acquisition of CSK (see Note 2 “Business Combination”), the Company entered into a credit agreement (the “Credit Agreement”) for a five-year $1.2 billion asset-based revolving credit facility arranged by Bank of America, N.A. (“BA”), which the Company used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward. The Credit Agreement is comprised of a five-year $1.075 billion tranche A revolving credit facility and a five-year $125 million first-in-last-out revolving credit facility (FILO tranche), both of which mature on July 10, 2013. As part of the Credit Agreement, the Company has pledged substantially all of its assets as collateral and is subject to an ongoing consolidated leverage ratio covenant, with which the Company complied on March 31, 2009. On the date of the transaction, the amount of the borrowing base available, as described in the Credit Agreement, under the credit facility was $1.05 billion, of which the Company borrowed $588 million. As of March 31, 2009, the amount of the borrowing base available under the credit facility was $1.14 billion of which the Company had outstanding borrowings of $675.4 million. The available borrowings under the credit facility are also reduced by stand-by letters of credit issued by the Company primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. As of March 31, 2009, the Company had stand-by letters of credit outstanding in the amount of $74.5 million and the aggregate availability for additional borrowings under the credit facility was $395 million.

Borrowings under the tranche A revolver bear interest, at our option, at a rate equal to either a base rate plus 1.50% per annum or LIBOR plus 2.5% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. Borrowings under the FILO tranche bear interest, at our option, at a rate equal to either a base rate plus 2.75% per annum or LIBOR plus 3.75% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate is equal to the higher of the prime lending rate established by BA from time to time and the federal funds effective rate as in effect from time to time plus 0.50%. Fees related to unused capacity under the credit facility are assessed at a rate of 0.375% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity. In addition, we pay customary letter of credit fees and other administrative fees in respect of the credit facility.

On each of July 24, 2008, October 14, 2008, and November 24, 2008, we entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), BA and/or SunTrust Bank (“SunTrust”). We entered into these interest rate swap transactions to mitigate the risk associated with our floating interest rate based on LIBOR on an aggregate of $450 million of our debt that is outstanding under the Credit Agreement. We are required to make certain monthly fixed rate payments calculated on the notional amounts, while the applicable counter party is obligated to make certain monthly floating rate payments to us referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of our debt, which may exist under the Credit Agreement plus an applicable margin under the terms of the same credit facility.

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

During the first quarter of 2009, we opened 58 net new stores. We plan to open approximately 92 additional stores during the remainder of 2009. The funds required for such planned expansions are expected to be provided by cash generated from operating activities and our asset-based revolving credit facility. During the first quarter of 2009, we rebranded 93 CSK Brands to the O’Reilly Brand and merged six CSK stores with O’Reilly stores. The following table represents the rebranding and merging by brand:

	Store Count by Brand
	O’Reilly	Checker	Schuck’s	Kragen	Murray’s	Total
December 31, 2009	2,031	402	216	495	141	3,285
New	58	—	—	—	—	58
Merged	—	(6)	—	—	—	(6)
Rebranded	93	(55)	—	—	(38)	—
Closed	—	—	—	—	—	—

March 31, 2009	2,182	341	216	495	103	3,337

CONTRACTUAL OBLIGATIONS

At March 31, 2009, we had long-term debt with maturities of less than one year of $8.3 million and long-term debt with maturities over one year of $782.7 million, representing a total increase in all outstanding debt of $58.3 million from December 31, 2008.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2008 for us). FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (fiscal year 2009 for us). The adoption of FAS 157-2 for nonfinancial assets did not have a material impact on our consolidated financial position, results of operations or cash flows. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141, Business Combinations (revised 2007) (“SFAS No. 141(R)”). SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. Our initial adoption of SFAS No. 141(R) did not have a material impact; however, the impact of SFAS No. 141(R) on a future business combination could be material and would be evaluated at that time.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which is effective for fiscal years beginning after December 15, 2008. SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The provisions of SFAS 160 were effective for us beginning January 1, 2009, and would be applied prospectively. The adoption of SFAS 160 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of FASB Statement No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted the provisions of SFAS No. 161 beginning with our March 2009 interim consolidated financial statements.

In May 2008, the FASB issued Financial Statement Pronouncements Accounting Principles Board Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). The FSP APB 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion and specifies that issuers of such instruments should separately account for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statement of operations. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008, with early application prohibited. We adopted the provisions of FSP APB 14-1 beginning with our March 2009 interim consolidated financial statements; however, the adoption of FSP APB 14-1 did not have a material impact on our consolidated financial position, results of operations or cash flows. Please see footnote four “Long-Term Debt” to the financial statements.

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

INTERNET ADDRESS AND ACCESS TO SEC FILINGS

Our Internet address is www.oreillyauto.com. Interested readers can access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission’s website at www.sec.gov. Such reports are generally available on the day they are filed. Additionally, we will furnish interested readers upon request and free of charge, a paper copy of such reports.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our credit facilities with variable interest rates. Primarily as a result of borrowings in 2008 to fund the acquisition of CSK, we have interest rate exposure with respect to the $675.4 million outstanding balance on our variable interest rate debt at March 31, 2009; however, from time to time, we have entered into interest rate swaps to reduce this exposure. On each of July 24, 2008, October 14, 2008, and November 24, 2008, we reduced our exposure to changes in interest rates by entering into interest rate swap contracts (“the Swaps”) with a total notional amount of $450 million. The Swaps represent contracts to exchange a floating rate for fixed interest payments periodically over the life of the Swap agreement without exchange of the underlying notional amount. The notional amount of the swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The Swaps have been designated as cash flow hedges. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $2.3 million ($1.4 million after tax), based on our exposure to interest rate changes on variable rate debt that is not covered by the Swaps. This analysis does not consider the effects of the change in the level of overall economic activity that could exist in an environment of adversely changing interest rates. In the event of an adverse change in interest rates and to the extent that we have amounts outstanding under our asset-based credit facility, management would likely take further actions that would seek to mitigate our exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us (including our consolidated subsidiaries) in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

On July 11, 2008, the Company completed its acquisition of CSK, at which time CSK became a wholly owned subsidiary of the Company. The Company considers the transaction material to results of operations, cash flows and financial position from the date of the acquisition through March 31, 2009. The Company has evaluated CSK’s internal control over financial reporting as part of its overall assessment of internal control over financial reporting at December 31, 2008.

Other than the integration of CSK, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

O’Reilly Litigation

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, O’Reilly is involved in resolving the governmental investigations that were being conducted against CSK prior to its acquisition by O’Reilly. O’Reilly is also involved in certain legacy litigation wherein CSK is the defendant. Further details regarding such matters are described below.

CSK Pre-Acquisition Matters:

Investigations by the Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice in Washington, D.C. (the “DOJ”) respecting certain historical accounting practices of CSK, as previously reported, remain ongoing. On March 5, 2009, the SEC filed a complaint alleging violations of federal securities laws in the United States District Court for the Northern District of Arizona against four (4) former employees of CSK. On April 7, 2009, two of the same former employees of CSK were criminally charged in an indictment filed by the DOJ in the Northern District of Arizona alleging certain pre-acquisition historical accounting practices were unlawful. As more fully described below, CSK has certain defense and indemnity obligations to those individuals. As a result of the CSK acquisition, O’Reilly expects to continue to incur ongoing legal expenses related to the governmental investigations and indemnity obligations and has reserved $8.6 million as an assumed liability in the Company’s preliminary allocation of the purchase price of CSK. O’Reilly has incurred approximately $0.4 million of such legal costs related to the government investigations and indemnity obligations in the first quarter of 2009.

Governmental Investigations

The SEC investigation that began in 2006, related to certain historical accounting practices of CSK, remains ongoing. On May 1, 2008, CSK received a notification from the Staff of the Pacific Regional Office (the “Staff”) of the SEC relating to that investigation. On November 6, 2008, the Staff informed O’Reilly that the SEC agreed with the recommendation of Staff to bring charges against CSK, including charges that CSK violated certain provisions of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 (the antifraud provisions) of the Exchange Act. O’Reilly is attempting to finalize a settlement with the SEC to resolve CSK’s pre-merger matters but cannot predict whether and when it will be able to reach a resolution.

In addition, the U.S. Attorney’s office in Phoenix and the DOJ are continuing the investigation related to pre-acquisition historical accounting practices of CSK. At this time, O’Reilly is cooperating with requests from the DOJ to resolve CSK’s pre-merger matters.

Indemnification Matters

Several of CSK’s former directors or officers and current or former employees have been or may be interviewed as part of or become the subject of criminal, administrative and civil investigations and lawsuits. As described above, certain former employees of CSK are the subject of civil and criminal litigation commenced by the government. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK may have an obligation to indemnify these persons and O’Reilly is currently incurring expenses on the behalf of these persons in relation to pending matters. Some of these indemnification obligations may not be covered by CSK’s directors’ and officers’ insurance policies.

AGA Shareholders, LLC. vs. CSK Auto, Inc.

On February 14, 2006, AGA Shareholders, LLC commenced suit against CSK Auto, Inc. in the United States District Court for the Northern District of Illinois. The case was transferred to the District of Arizona and is pending as case number 2:07-cv-00063-DGC. AGA alleged that CSK entered and then breached an agreement to purchase certain alternators and starters exclusively from AGA for a defined period of time and seeks money damages. On November 21, 2008, the trial court granted summary judgment to plaintiff on liability for breach of the alleged requirements contract. Subsequent to the summary judgment finding, in April 2009, CSK settled with the Plaintiff on a portion of the claim relating to alleged amounts due with respect to products purchased prior to the termination of the contract by CSK. A trial date is set for May 19, 2009 on the remaining issues relating to damages claimed as a result of the termination. In connection with the trial, the Plaintiff is alleging two alternative damages theories one for $21 million and the other for $3.9 million in consequential damages, in addition Plaintiff is requesting prejudgment interest and attorney fees. The Company intends to vigorously defend against this lawsuit.

These CSK Pre-acquisition matters are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of these CSK Pre-acquisition matters, depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of all of these CSK Pre-acquisition regulatory proceedings and other matters that are pending, after consideration of applicable reserves and potentially available insurance coverage benefits, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

O’REILLY AUTOMOTIVE, INC.

May 11, 2009	/s/ Greg Henslee
Date	Greg Henslee, Co-President and Chief Executive Officer (Principal Executive Officer)

May 11, 2009	/s/ Thomas McFall
Date	Thomas McFall, Executive Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.