Form 10-Q
period 2009-06-30
O REILLY AUTOMOTIVE INC
filed 2009-08-07
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Common stock, $0.01 par value – 136,740,678 shares outstanding as of August 3, 2009.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended June 30, 2009

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$41,024	$31,301
Accounts receivable, net	118,538	105,985
Amounts receivable from vendors	64,728	59,826
Inventory	1,736,140	1,570,144
Deferred income taxes	92,619	64,028
Other current assets	32,721	44,149

Total current assets	2,085,770	1,875,433

Property and equipment, at cost	2,180,931	1,939,532
Accumulated depreciation and amortization	556,837	489,639

Net property and equipment	1,624,094	1,449,893

Notes receivable, less current portion	16,082	21,548
Goodwill	744,749	720,508
Deferred income taxes	15,129	28,767
Other assets, net	81,658	97,168

Total assets	$4,567,482	$4,193,317

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$818,873	$736,986
Income taxes payable	6,901	9,951
Self insurance reserve	69,024	65,170
Accrued payroll	47,394	60,616
Accrued benefits and withholdings	42,796	38,583
Other current liabilities	154,645	134,064
Current portion of long-term debt	10,752	8,131

Total current liabilities	1,150,385	1,053,501

Long-term debt, less current portion	785,868	724,564
Other liabilities	153,789	133,034

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares – 136,129,931 as of June 30, 2009, and 134,828,650 as of December 31, 2008	1,361	1,348
Additional paid-in capital	994,789	949,758
Retained earnings	1,490,975	1,342,625
Accumulated other comprehensive loss	(9,685)	(11,513)

Total shareholders’ equity	2,477,440	2,282,218

Total liabilities and shareholders’ equity	$4,567,482	$4,193,317

See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Sales	$1,251,377	$704,430	$2,415,126	$1,350,650
Cost of goods sold, including warehouse and distribution expenses	647,608	387,333	1,268,687	745,059

Gross profit	603,769	317,097	1,146,439	605,591
Selling, general and administrative expenses	454,094	228,709	883,428	443,047

Operating income	149,675	88,388	263,011	162,544
Other income (expense), net:
Interest expense	(10,961)	(837)	(23,021)	(2,208)
Interest income	361	1,189	787	2,089
Other, net	390	323	873	344

Total other income (expense), net	(10,210)	675	(21,361)	225

Income before income taxes	139,465	89,063	241,650	162,769
Provision for income taxes	53,950	33,275	93,300	60,650

Net income	$85,515	$55,788	$148,350	$102,119

Net income per common share - basic	$0.63	$0.48	$1.10	$0.88

Net income per common share - assuming dilution	$0.62	$0.48	$1.08	$0.88

Weighted-average common shares outstanding	135,773	115,696	135,410	115,541

Adjusted weighted-average common shares outstanding – assuming dilution	137,548	116,509	136,846	116,400

See notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008

Net cash provided by operating activities	$152,763	$215,468

Investing activities:
Purchases of property and equipment	(231,172)	(125,352)
Proceeds from sale of property and equipment	1,365	1,565
Payments received on notes receivable	1,923	2,444
Other	(3,316)	(4,570)

Net cash used in investing activities	(231,200)	(125,913)

Financing activities:
Proceeds from issuance of long-term debt	62,176	—
Principal payments on long-term debt and capital leases	(5,731)	(25,159)
Net proceeds from issuance of common stock	26,417	4,691
Tax benefit of stock options exercised	4,878	572
Other	420	—

Net cash provided by (used in) financing activities	88,160	(19,896)

Net increase in cash and cash equivalents	9,723	69,659
Cash and cash equivalents at beginning of period	31,301	47,555

Cash and cash equivalents at end of period	$41,024	$117,214

See notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2009

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The Company has evaluated subsequent events and transactions that occurred after the balance sheet date of June 30, 2009, through the filing of these financial statements which occurred on August 7, 2009. No material events or transactions which would require adjustments or disclosures in the condensed consolidated financial statements occurred during this period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Business Combination

On July 11, 2008, the Company completed the acquisition of CSK Auto Corporation (“CSK”), one of the largest specialty retailers of auto parts and accessories in the Western United States and one of the largest such retailers in the United States, based on store count. At the date of the acquisition, CSK had 1,342 stores in 22 states operating under four brand names: Checker Auto Parts, Schuck’s Auto Supply, Kragen Auto Parts and Murray’s Discount Auto Parts. As of June 30, 2009, the Company had converted 264 CSK branded stores to O’Reilly systems, merged 41 CSK stores with existing O’Reilly locations, closed 6 CSK stores and opened 5 new CSK branded stores.

Purchase Price Allocation

The final purchase price for CSK, adjusted from its initial purchase price, was comprised of the following amounts (in thousands):

O’Reilly stock exchanged for CSK shares	$459,308
Cash payment to CSK shareholders	42,253
CSK shares purchased by O’Reilly prior to merger	21,724
Fair value of options and unvested restricted stock exchanged	7,736
Direct costs of the acquisition	11,227

Total purchase price	$542,248

The acquisition was accounted for under the purchase method of accounting with O’Reilly Automotive, Inc. as the acquiring entity in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price was based upon certain external valuations and other analyses, including the review of legal reserves, for matters discussed in Note 11 “Legal Matters”. Since July 2008, the Company has adjusted its initial acquisition cost and preliminary purchase price allocation to reflect adjustments to certain assets, reserves, and obligations. The purchase price allocation was finalized on June 30, 2009.

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

The final purchase price allocations, adjusted from the preliminary purchase price allocation disclosed as of December 31, 2008, are as follows (in thousands):

	Preliminary Purchase Price Allocation as of December 31, 2008	Final Purchase Price Allocation as of June 30, 2009
Inventory	$546,052	$539,827
Other current assets	77,307	84,959
Property and equipment	126,670	124,208
Goodwill	670,508	694,987
Deferred income taxes	134,074	160,943
Other intangible assets	65,270	65,270
Other assets	9,241	6,270

Total assets acquired	$1,629,122	$1,676,464

Senior credit facility	$343,921	$343,921
Term loan facility	86,700	86,700
Capital lease obligations	15,212	16,486
Other current liabilities	467,773	501,470
6 3/4% senior exchangeable notes	103,920	103,920
Other liabilities	69,602	81,719

Total liabilities assumed	$1,087,128	$1,134,216

Net assets acquired	$541,994	$542,248

The adjustments to the preliminary purchase price allocation disclosed as of December 31, 2008, compared to the final purchase price allocation as of June 30, 2009, related to information obtained subsequent to December 31, 2008, upon completion of the purchase price allocation procedures the Company identified at the acquisition date. The adjustments primarily related to completion of the Company’s review of CSK store locations, leases for stores to be closed and non-core inventories to be liquidated, as well as the evaluation of the timing and costs to be incurred under the Company’s indemnification obligations to certain former CSK officers in ongoing U.S. Securities and Exchange Commission (the “SEC”) and U.S. Department of Justice (the “DOJ”) investigations. Material adjustments arising from the finalization of these planned procedures and the receipt of updated information resulted in increases to reserves for pre-acquisition legal matters of $21.8 million (see Note 11 “Legal Matters”), exit activities, including store, distribution center, and administrative office closure reserves of $15.4 million (see Note 5 “Exit Activities”), and inventory reserves of $6.2 million, offset by the related effects of deferred tax assets which increased $26.9 million. The net impact of all adjustments since December 31, 2008, increased goodwill by $24.5 million, as discussed further in Note 3 “Goodwill and Other Intangible Assets”.

Estimated fair values of intangible assets acquired as of the date of acquisition are as follows (in thousands):

	Intangible assets	Weighted-Average Useful Lives (in years)
Trademarks and trade names	$13,000	1.4
Favorable property leases	52,270	10.7

Total intangible assets	$65,270

The estimated values of operating leases with unfavorable terms compared with current market conditions totaled approximately $49.9 million. These liabilities have an estimated weighted-average useful life of approximately 7.7 years and are included in other liabilities. Favorable and unfavorable lease assets and liabilities will be amortized to selling, general and administrative expense over their expected lives which approximates the period of time that the favorable or unfavorable lease terms will be in effect. Trademarks and trade names have useful lives of one to three years and will be amortized to coincide with the anticipated conversion of CSK store brands to the O’Reilly branded locations over that period. (See Note 3 “Goodwill and Other Intangible Assets”)

The final allocation of the purchase price includes $53.9 million of accrued liabilities for estimated costs to exit certain activities of CSK, including $14.8 million of exit costs associated with the planned closure of 51 CSK stores, $3.6 million of assumed liabilities related to CSK’s existing closed stores for 127 locations that were closed prior to the Company’s acquisition of CSK, $26.6 million of employee separation costs, and $8.9 million of exit costs associated with the planned closure of other administrative offices and certain distribution facilities. These activities have been accounted for in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company began to formulate its exit plans prior to the completion of the acquisition. Pursuant to these plans, over the past year the Company has reviewed all 1,342 acquired CSK stores to determine, from a location, lease, and facility standpoint, which stores would be closed. During the initial assessment, 33 CSK stores were identified as locations which would be merged with existing O’Reilly locations due to overlapping market coverage; it was determined that the remaining CSK store base would be evaluated by quantitative analysis of financial and market factors in addition to evaluations of the potential for further development of commercial business in those markets. Since the initial assessment, and as contemplated in its initial exit plan, the Company completed a detailed review of custom demographic reports, which included do-it-yourself customer forecasting, wholesale sales potential and strength and quantity of competitors in the respective markets on a store-by-store basis. Along with the demographic reports, the Company evaluated historical store financial results, store lease obligations, store floor plans, and locations previously identified by former CSK management as projected closures. This detailed assessment resulted in the identification of an additional 18 CSK locations for closure, which are scheduled to close by the end of 2009. The employee separation costs include anticipated payments, as required under various pre-existing employment arrangements with CSK employees at the time of acquisition, relating to the planned involuntarily termination of employees performing overlapping or duplicative functions. Administrative and distribution facility exit liabilities include costs to close a distribution center in Mendota Heights, Minnesota, which overlapped an existing O’Reilly distribution center and costs to close small distribution facilities located in Washington and California, which will not be utilized under O’Reilly’s distribution model. In addition, the administrative and distribution exit liabilities include costs to exit certain administrative office space at CSK’s headquarters in Phoenix, Arizona, as functions performed at these locations will be transitioned to the Company’s Springfield, Missouri, headquarters location. As of June 30, 2009, the Company had finalized all exit plans.

The CSK senior credit facility and term loan facility required repayment upon merger or acquisition and the entire amounts outstanding under both facilities were repaid by the Company on the July 11, 2008, acquisition date. The excess of the final purchase price over the estimated fair values of tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill.

3.	Goodwill and Other Intangible Assets

Goodwill is reviewed annually for impairment or more frequently if events or changes in business conditions indicate that impairment may exist. Goodwill is not amortizable for financial statement purposes. During the three and six months ending June 30, 2009, the Company recorded additional goodwill of approximately $22.4 million and $24.2 million, respectively, primarily due to changes in purchase price allocation in connection with the acquisition of CSK (see Note 2 “Business Combination”). For the three and six months ended June 30, 2009, the Company recorded amortization expense of $3.8 million and $8.0 million, respectively, related to amortizable intangible assets, which are included in other assets on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2008, the Company recorded amortization expense of $0.04 million and $0.08 million, respectively, related to amortizable intangible assets, which are included in other assets on the accompanying condensed consolidated balance sheets. The components of the Company’s amortizable and unamortizable intangible assets were as follows on June 30, 2009, and December 31, 2008 (in thousands):

	Cost		Accumulated Amortization
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008

Amortizable intangible assets
Favorable leases	$52,010	$52,270	$7,585	$3,690
Trade names and trademarks	13,000	13,000	9,291	5,312
Other	456	819	153	547

Total amortizable intangible assets	$65,466	$66,089	$17,029	$9,549

Unamortizable intangible assets
Goodwill	$744,749	$720,508

Total unamortizable intangible assets	$744,749	$720,508

In addition, the Company has recorded a liability for the values of operating leases with unfavorable terms totaling approximately $49.6 million and $49.9 million in the “other liabilities” section of the condensed consolidated balance sheet at June 30, 2009, and December 31, 2008, respectively. These leases have an estimated weighted average useful life of approximately 7.7 years. During the three and six months ending June 30, 2009, the Company recognized an amortized benefit of $2.1 million and $4.2 million, respectively, related to these unfavorable operating leases. None of the liabilities related to unfavorable lease terms relate to stores to be closed as discussed in Note 2 “Business Combinations”.

The change in net goodwill for the six months ended June 30, 2009, is as follows (in thousands):

Balance at December 31, 2008	$720,508
Adjustment of purchase price allocation of CSK acquisition	24,479
Other	(238)

Balance at June 30, 2009	$744,749

4.	Long-Term Debt

Outstanding long-term debt was as follows on June 30, 2009, and December 31, 2008, (in thousands):

	June 30, 2009	December 31, 2008

Capital leases	$19,224	$14,927
6 3/4% Senior Exchangeable Notes	101,096	103,568
FILO revolving credit facility	125,000	125,000
Tranche A revolving credit facility	551,300	489,200

Total debt and capital lease obligations	796,620	732,695
Current maturities of debt and capital lease obligations	10,752	8,131

Total long-term debt and capital lease obligations	$785,868	$724,564

On July 11, 2008, in connection with the acquisition of CSK (see Note 2 “Business Combination”), the Company entered into a credit agreement (the “Credit Agreement”) for a five-year $1.2 billion asset-based revolving credit facility arranged by Bank of America, N.A. (“BA”), which the Company used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward. The Credit Agreement is comprised of a five-year $1.075 billion tranche A revolving credit facility and a five-year $125 million first-in-last-out revolving credit facility (FILO tranche), both of which mature on July 10, 2013. On the date of the transaction, the amount of the borrowing base available, as described in the Credit Agreement, under the credit facility was $1.05 billion, of which the Company borrowed $588 million. As of June 30, 2009, the amount of the borrowing base available under the credit facility was $1.197 billion of which the Company had outstanding borrowings of $676.3 million. The available borrowings under the credit facility are also reduced by stand-by letters of credit issued by the Company primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. As of June 30, 2009, the Company had stand-by letters of credit outstanding in the amount of $74.5 million and the aggregate availability for additional borrowings under the credit facility was $445.8 million. As part of the Credit Agreement, the Company has pledged substantially all of its assets as collateral and is subject to an ongoing consolidated leverage ratio covenant, with which the Company complied on June 30, 2009.

At June 30, 2009, borrowings under the tranche A revolver bore interest, at the Company’s option, at a rate equal to either a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. Borrowings under the FILO tranche bore interest, at the Company’s option, at a rate equal to either a base rate plus 2.50% per annum or LIBOR plus 3.50% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate is equal to the higher of the prime lending rate established by BA from time to time and the federal funds effective rate as in effect from time to time plus 1.25%, subject to adjustment based upon remaining available borrowings. Fees related to unused capacity under the credit facility are assessed at a rate of 0.50% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity. In addition, the Company pays letter of credit fees and other administrative fees in respect to the credit facility.

On each of July 24, 2008, October 14, 2008, and November 24, 2008, the Company entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), BA and/or SunTrust Bank (“SunTrust”). The Company entered into these interest rate swap transactions to mitigate the risk associated with its floating interest rate based on LIBOR on an aggregate of $450 million of its debt that is outstanding under the Credit Agreement. The Company is required to make certain monthly fixed rate payments calculated on the notional amounts, while the applicable counter party is obligated to make certain monthly floating rate payments to the Company referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of the Company’s debt, which may exist under the Credit Agreement plus an applicable margin under the terms of the same credit facility. The interest rate swap transactions have maturity dates ranging from November 28, 2009, through October 17, 2011.

On July 11, 2008, the Company executed the Third Supplemental Indenture (the “Third Supplemental Indenture”) to the 6 3/4% Exchangeable Senior Notes due 2025 (the “Notes”), in which it agreed to become a guarantor, on a subordinated basis, of the $100 million principal amount of the Notes originally issued by CSK pursuant to an Indenture, dated as of December 19, 2005, as amended and supplemented by the First Supplemental Indenture dated as of December 30, 2005, and the Second Supplemental Indenture, dated as of July 27, 2006, by and between CSK Auto Corporation, CSK Auto, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. On December 31, 2008, and effective as of July 11, 2008, the Company entered into the Fourth Supplemental Indenture in order to correct the definition of Exchange Rate in the Third Supplemental Indenture.

EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF No. 00-19”), provides guidance for distinguishing between permanent equity, temporary equity, and assets and liabilities. The embedded exchange feature in the Notes provides for the issuance of common shares to the extent the Company’s exchange obligation exceeds the debt principal. The share exchange feature and the embedded put options and call options in the debt instrument meet the requirements of EITF No. 00-19 to be accounted for as equity instruments. Incremental net shares for the Notes exchange feature were included in the diluted earnings per share calculation for the three months ended June 30, 2009; however, the incremental net shares for the Notes exchange feature were not included in the diluted earnings per share calculation for the six months ended June 30, 2009, as the impact would have been antidilutive.

Effective January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“FSP APB 14-1”), which impacts the accounting associated with its Notes. FSP APB 14-1 requires the Company to recognize interest expense, including non-cash interest, based on the market rate for similar debt instruments without the conversion feature, which the Company determined to be 5.93%. Under FSP APB 14-1, the liability component of convertible debt was measured as of the acquisition date, using a 5.93% interest rate and an assumed 2.43-year life, as determined by the first date the holders may require the Company redeem the Note. The difference between the fair value of the Notes at acquisition date and the fair value of the liability component was $2.1 million, which was assigned to equity. The retrospective accounting impact the adoption of FSP APB 14-1 had on the Company’s consolidated balance sheet as of December 31, 2008, was not material.

The Notes are exchangeable, under certain circumstances, into cash and shares of the Company’s common stock. The Notes bear interest at 6.75% per year until December 15, 2010, and 6.5% until maturity on December 15, 2025. Prior to their stated maturity, the Notes are exchangeable by the holders under the following circumstances (as more fully described in the indenture under which the Notes were issued):

•

during any fiscal quarter (and only during that fiscal quarter) commencing after July 11, 2008, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable exchange price of $36.17 for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	if the Notes have been called for redemption by the Company; or

•	upon the occurrence of specified corporate transactions, such as a change in control.

If the Notes are exchanged, the Company will deliver cash equal to the lesser of the aggregate principal amount of Notes to be exchanged and the Company’s total exchange obligation and, in the event the Company’s total exchange obligation exceeds the aggregate principal amount of Notes to be exchanged, shares of the Company’s common stock in respect of that excess. The total exchange obligation reflects the exchange rate whereby each $1,000 in principal amount of the Notes is exchangeable into an equivalent value of 25.97 shares of the Company’s common stock and $60.61 in cash.

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

The Company maintains reserves for closed stores and other properties that are no longer utilized in current operations. The Company accrues for closed property operating lease liabilities using a credit-adjusted discount rate to calculate the present value of the remaining noncancelable lease payments, contractual occupancy costs and lease termination fees after the closing date, net of estimated sublease income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which currently extend through April 2023. The Company estimates sublease income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions. Adjustments to closed property reserves are made to reflect changes in estimated sublease income or actual exit costs from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known.

As discussed more fully in Note 2 “Business Combination”, in connection with the acquisition of CSK, the Company recorded $14.8 million of exit costs associated with the planned closure of 51 CSK stores, assumed CSK’s existing closed stores liabilities of $3.6 million related to 127 locations that were closed prior to the Company’s acquisition of CSK, recorded $8.9 million of exit costs associated with the planned closure of CSK administrative office and certain distribution facilities and recorded $26.6 million of employee separation costs. These activities have been accounted for in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

The following is a summary of closure reserves for stores, administrative office and distribution facilities and reserves for employee separation costs at June 30, 2009, and December 31, 2008, (in thousands):

	Store Closure Liabilities	Administrative Office and Distribution Facilities Closure Liabilities	Employee Separation Liabilities

Balance at January 1, 2008:	$1,841	$—	$—

Recorded CSK liabilities assumed, as of July 11, 2008	3,650	—	—

Planned CSK exit activities	4,141	4,127	27,613

Additions and accretion	695	—	—
Payments
CSK exit activities	(1,723)	—	(2,534)
Other exit activities	(868)	—	—

Revisions to estimates	(362)	—	—

Balance at December 31, 2008:	7,374	4,127	25,079

Planned CSK exit activities	10,646	4,739	(996)

Additions and accretion	351	35	—

Payments
CSK exit activities	(1,528)	(690)	(20,744)
Other exit activities	(461)	—	—
Revisions to estimates	(15)	—	—

Balance at June 30, 2009:	$16,367	$8,211	$3,339

6.	Derivative Instruments and Hedging Activities

On January 1, 2009, the Company adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures of the Company’s derivative and hedging activities. SFAS No. 161 does not change the accounting for derivative and hedging activities, but rather provides more detailed disclosures on (i) how and why the Company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect the Company’s consolidated financial statements.

Interest Rate Risk Management

As discussed in Note 4 “Long-Term Debt”, on each of July 24, 2008, October 14, 2008, and November 24, 2008, the Company entered into interest rate swap transactions with BBT, BA and/or SunTrust to mitigate cash flow risk associated with the floating interest rate based on the one-month LIBOR rate on an aggregate of $450 million of debt outstanding under the Credit Agreement. The swap transactions have been designated as cash flow hedges with interest payments designed to offset the interest payments for borrowings under the Credit Agreement that correspond to notional amounts of the swaps. In accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of the Company’s outstanding hedges are recorded as a liability in the accompanying consolidated balance sheets at June 30, 2009. Changes in fair market value are recorded in other comprehensive income (loss), and any changes resulting from ineffectiveness of the hedge transactions would be recorded in current earnings. The Company’s hedging instruments have been deemed to be effective as of June 30, 2009. The fair value of the swap transactions at June 30, 2009, was a liability of $15.9 million ($9.7 million net of tax). The net amount is included as a component of accumulated other comprehensive loss.

The table below represents the amount recorded in the Company’s condensed consolidated balance sheet as being a payable to counterparties at June 30, 2009 (in thousands):

Derivative designated as hedging instrument under SFAS 133	Liabilities
	Location	2009
Interest Rate Swap Contracts	Other Liabilities	$15,878

The table below represents unrealized losses related to derivative amounts included in accumulated other comprehensive loss at June 30, 2009 (in thousands):

Contract Type	Balance in Accumulated Other Comprehensive Loss
Interest Rate Swaps	$9,685

7.	Fair Value Measurements

The Company adopted SFAS No. 157 Fair Value Measurements (“SFAS No. 157”) at the beginning of its 2008 fiscal year. SFAS No. 157 clarifies the definition of fair value, describes the method used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

The fair value hierarchy established under SFAS No. 157 prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy defined by SFAS No. 157 are set forth below:

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS No. 157. The three valuation techniques are identified in the table below and are as follows:

a)	Market approach – prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

b)	Cost approach – amount that would be required to replace the service capacity of an asset (replacement cost)

c)	Income approach – techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Net derivative contracts	$(15,878)	$—	$(15,878)	$—	(c)

The estimated fair values of the Company’s financial instruments, which are determined by reference to quoted market prices, where available, or are based on comparisons to similar instruments of comparable maturities, are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Obligations under 6 3/ 4% senior exchangeable notes	$101,096	$119,492	$103,568	$99,750

8.	Accumulated Other Comprehensive Loss

Unrealized losses from interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive loss. The adjustment to accumulated other comprehensive loss for the three months ended June 30, 2009, totaled $2.9 million with a corresponding tax liability of $1.2 million resulting in a net of tax effect of $1.7 million. The adjustment to accumulated other comprehensive loss for the six months ended June 30, 2009, totaled $3.0 million with a corresponding tax liability of $1.2 million resulting in a net of tax effect of $1.8 million.

Changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2009 and December 31, 2008, consisted of the following (in thousands):

	Unrealized Gains on Securities	Unrealized Gains/(Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2008:	$(6,800)	$—	$(6,800)
Period change	6,800	(11,513)	(4,713)

Balance at December 31, 2008:	—	(11,513)	(11,513)
Period change	—	1,828	1,828

Balance at June 30, 2009:	$—	$(9,685)	$(9,685)

Comprehensive income for the year ended December 31, 2008, was $181.5 million. Comprehensive income for the three months ended June 30, 2009 and 2008, was $87.3 million and $57.4 million, respectively. Comprehensive income for the six months ended June 30, 2009 and 2008, was $150.2 million and $109.4 million, respectively.

9.	Stock-based Employee Compensation Plans

In accordance with SFAS No. 123R, Share Based Payment (“SFAS No. 123R”), the Company recognizes share-based compensation expense based on the fair value of the awards at the time of the grant. Share-based payments include stock option awards issued under the Company’s employee stock option plan, director stock option plan, stock issued through the Company’s employee stock purchase plan and stock awarded to employees through other benefit programs.

Stock Options

The Company’s employee stock-based incentive plans provide for the granting of stock options for the purchase of common stock of the Company to directors and certain key employees of the Company. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Director options granted under the plans expire after seven years and are fully vested after six months. Employee options granted under the plans expire after ten years and typically vest 25% a year, over four years. The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. The following table summarizes the stock option transactions during the first six months of 2009:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2008	11,510,976	$25.21
Granted	924,571	32.77
Exercised	(1,072,999)	22.45
Forfeited	(471,242)	29.42

Outstanding at June 30, 2009	10,891,306	$25.94

Exercisable at June 30, 2009	5,104,067	$23.62

The Company recognized stock option compensation costs of approximately $3.6 million and $6.9 million for the three and six months ended June 30, 2009, respectively, and recognized a corresponding income tax benefit of approximately $1.4 million and $2.7 million for the three and six months ended June 30, 2009, respectively. The Company recognized stock option compensation costs of approximately $1.6 million and $2.9 million for the three and six months ended June 30, 2008, respectively, with a corresponding income tax benefit of approximately $0.6 million and $1.1 million for the three and six months ended June 30, 2008, respectively.

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

The following weighted-average assumptions were used for grants issued in the six months ended June 30, 2009 and 2008:

	2009		2008
Risk free interest rate	1.01%		2.67%
Expected life	3.7	Years	3.9	Years
Expected volatility	32.6%		32.3%
Expected dividend yield	0%		0%

The weighted-average grant date fair value of options granted during the first six months of 2009 was $10.39 compared to $8.02 for the first six months of 2008. The remaining unrecognized compensation cost related to unvested awards at June 30, 2009, was $39.5 million and the weighted-average period of time over which this cost will be recognized is 3.03 years.

Other Employee Benefit Plans

The Company sponsors other share-based employee benefit plans including a contributory profit sharing and savings plan that covers substantially all employees, an employee stock purchase plan which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value and a performance incentive plan under which the Company’s senior management is awarded shares of restricted stock that vest equally over a three-year period. Compensation expense recognized under these plans is measured based on the market price of the Company’s common stock on the date of award and is recorded over the vesting period. During the three and six months ended June 30, 2009, the Company recorded approximately $2.7 million and $4.8 million of compensation cost for benefits provided under these plans and a corresponding income tax benefit of approximately $1.0 million and $1.9 million, respectively. During the three and six months ended June 30, 2008, the Company recorded approximately $1.9 million and $3.7 million of compensation cost for benefits provided under these plans and recognized a corresponding income tax benefit of approximately $1.0 million and $1.4 million, respectively.

10.	Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share for the three and six months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$85,515	$55,788	$148,350	$102,119

Denominator:
Denominator for basic income per common share - weighted-average shares	135,773	115,696	135,410	115,541
Effect of stock options	1,707	813	1,436	859
Effect of exchangeable notes	68	—	—	—

Denominator for diluted income per common share - adjusted weighted-average shares	137,548	116,509	136,846	116,400

Basic net income per common share	$0.63	$0.48	$1.10	$0.88

Net income per common share-assuming dilution	$0.62	$0.48	$1.08	$0.88

Incremental net shares for the exchange feature of the Notes (see Note 4, “Long-Term Debt”) were included in the diluted earnings per share calculation for the three months ended June 30, 2009; however, the incremental net shares for the exchange feature of the Notes were not included in the diluted earnings per share calculation for the six months ended June 30, 2009, as the impact of the Notes would have been antidilutive.

For the three months ended June 30, 2009 and 2008, the Company did not include in the computation of diluted earnings per share approximately 9.2 million and 5.9 million shares, respectively. For the six months ended June 30, 2009 and 2008, the Company did not include in the computation of diluted earnings per share approximately 9.5 million and 5.8 million shares, respectively. These shares represent underlying stock options not included in the computation of diluted earnings per share because inclusion of such shares would be antidilutive.

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

CSK Pre-Acquisition Matters:

Governmental Investigations

An investigation by the DOJ regarding certain historical accounting practices of CSK, as previously reported, remains ongoing. However, as previously reported, an agreement was reached with the SEC to resolve its investigation into the same historical accounting practices of CSK. In connection with the settlement, the SEC issued an administrative order on May 26, 2009, finding that CSK violated the antifraud and other provisions of the federal securities laws and ordering CSK to cease and desist from committing or causing any violations and any future violations of those provisions (the “Order”). CSK consented to the issuance of the Order without admitting or denying any wrongdoing. There were no fines, disgorgement payments or other financial remedies associated with the settlement.

As previously reported, on March 5, 2009, the SEC filed a complaint against four (4) former employees of CSK for alleged conduct related to the historical accounting practices of CSK. On April 7, 2009, the DOJ filed a criminal complaint against two (2) of the same former employees of CSK. On July 22, 2009, the SEC filed a complaint against an additional former employee, Maynard L. Jenkins, the former chief executive officer of CSK, seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002. Mr. Jenkins is not alleged to have engaged in fraudulent conduct or otherwise violated any securities laws. The SEC and DOJ actions against the former CSK employees are still pending in the United States District Court for the Northern District of Arizona. As more fully described below, CSK has certain defense and indemnity obligations to those individuals. As a result of the CSK acquisition, O’Reilly expects to continue to incur ongoing legal fees related to the ongoing DOJ investigation and indemnity obligations for the litigation that has commenced by the DOJ and SEC. O’Reilly has reserved $21.0 million as an assumed liability in the Company’s allocation of the purchase price of CSK. O’Reilly has incurred approximately $0.9 million of such legal costs related to the government investigations and indemnity obligations in the first six months of 2009.

Several of CSK’s former directors or officers and current or former employees have been or may be interviewed as part of or become the subject of criminal, administrative and civil investigations and lawsuits. As described above, certain former employees of CSK are the subject of civil and criminal litigation commenced by the government. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK has certain obligations to indemnify these persons and O’Reilly is currently incurring legal fees on the behalf of these persons in relation to pending matters. Some of these indemnification obligations may not be covered by CSK’s directors’ and officers’ insurance policies.

The foregoing governmental investigations and indemnification matters are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of such matters, depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of all of such regulatory proceedings and other matters that are pending, after consideration of applicable reserves and potentially available insurance coverage benefits not contemplated in recorded reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

AGA Shareholders, LLC vs. CSK Auto, Inc.

On February 14, 2006, AGA Shareholders, LLC (“AGA”) commenced suit against CSK Auto, Inc. in the United States District Court for the Northern District of Illinois. The case was transferred to the District of Arizona as case number 2:07-cv-00063-DGC. AGA alleged that CSK entered and then breached an agreement to purchase certain alternators and starters exclusively from AGA for a defined period of time and sought money damages. On November 21, 2008, the trial court granted summary judgment to plaintiff on liability for breach of the alleged requirements contract. Subsequent to the summary judgment finding, in April 2009, CSK settled with the Plaintiff on a portion of the claim relating to alleged amounts due with respect to products purchased prior to the termination of the contract by CSK. On May 19, 2009, O’Reilly agreed with AGA to settle all pending litigation related to this pre-acquisition contingency. As part of this Agreement, O’Reilly made a one-time payment of $3.8 million to AGA and the parties mutually released one another from all open claims. The liability associated with the pre-acquisition litigation was recorded as part of the purchase price allocation discussed in Note 2 “Business Combination”.

12.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141, Business Combinations (revised 2007) (“SFAS No. 141(R)”). SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. The initial adoption of SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”), which is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The provisions of SFAS No. 160 were effective for the Company beginning January 1, 2009, and are applied prospectively. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of FASB Statement No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has adopted the provisions of SFAS No. 161 beginning with its condensed consolidated financial statements for the quarter ended March 31, 2009.

In May 2008, the FASB issued FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion and specifies that issuers of such instruments should separately account for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statement of operations. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008, with early application prohibited. The Company adopted the provisions of FSP APB 14-1 beginning with its condensed consolidated financial statements for the quarter ended March 31, 2009; however, the adoption of FSP APB 14-1 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 4 “Long-Term Debt”.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). This FSP requires quarterly disclosure of the methods and significant assumptions used to estimate the fair values of all financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, which were previously required only in annual financial statements and is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of FSP 107-1 and APB 28-1 beginning with its condensed consolidated financial statements for the quarter ended June 30, 2009. The application of this guidance affects disclosures only and therefore did not have an impact on the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards. SFAS No. 165 addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No. 165, as under current practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose, but not record, the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. In addition, SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS No. 165 beginning with its condensed consolidated financial statements for the quarter ended June 30, 2009.

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

Overview

We are one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (“DIY”) customers and professional installers. At June 30, 2009, we operated 3,387 stores in 38 states. The table below depicts our store activity from January 1, 2008 through June 30, 2009:

	Store Count
	O’Reilly	Checker	Schuck’s	Kragen	Murray’s	Total
January 1, 2008	1,830	—	—	—	—	1,830
New	154	2	1	1	—	158
CSK Acquisition	—	489	217	495	141	1,342
Merged	—	(35)	—	—	—	(35)
Converted	51	(51)	—	—	—	—
Closed	(4)	(3)	(2)	(1)	—	(10)

December 31, 2008	2,031	402	216	495	141	3,285
New	107	—	1	—	—	108
Merged	—	(6)	—	—	—	(6)
Converted	213	(72)	—	—	(141)	—

June 30, 2009	2,351	324	217	495	—	3,387

Our stores carry an extensive product line, including the products bulleted below:

•	new and remanufactured automotive hard parts, such as alternators, starters, fuel pumps, water pumps, brake system components, batteries, belts, hoses, chassis parts and engine parts;

•	maintenance items, such as oil, antifreeze, fluids, filters, wiper blades, lighting, engine additives and appearance products;

•	accessories, such as floor mats, seat covers and truck accessories; and

•	a complete line of auto body paint and related materials, automotive tools and professional service equipment.

We view the following factors to be the key drivers of current and future demand for the products we sell:

Number of miles driven and number of registered vehicles:

Total miles driven in the U.S. heavily influences the demand for the repair and maintenance products we sell. The long-term trend in the number of vehicles on the road and the total miles driven in the U.S. has exhibited steady growth over the past decade. Between 1999 and 2007, the total number of miles driven in the United States increased at an annual rate of approximately 1.6%. According to the Department of Transportation, estimated total number of miles driven declined by 3.6% in 2008 and by 0.8% through the first five months of 2009. The softer decrease in miles driven so far in 2009 is due to lower fuel costs compared to those in 2008, but the overall decrease is a result of challenging macroeconomic conditions. The total number of registered vehicles on the road has increased from 201 million light vehicles in 1999 to 242 million in 2008. We believe that the decrease in miles driven in 2008 and expected continued decrease in 2009 is a short-term trend, and that long-term miles driven will increase in the future because of the increasing number of vehicles on the road.

Average vehicle age:

Changes in the average age of vehicles on the road impacts demand for automotive aftermarket products. As the average age of a vehicle increases, the vehicle goes through more routine maintenance cycles requiring replacement parts such as brakes, belts, hoses, batteries and filters. The sales of these products are a key component of our business. The average age of the vehicle population has increased over the past decade from an average of 8.8 years for passenger cars and light trucks in 1999 to an average of 9.0 years in 2008. Based on estimates provided by the Automotive Aftermarket Industry Association (“AAIA”), new car sales decreased 5.9% between 1999 and 2007 for the light vehicle market; however, sales for the same market decreased 18.5% in 2008. In light of the dramatic decrease in the sale of new cars and light trucks in 2008, we expect that consumers will continue to choose to keep their vehicles longer and drive them at higher mileages and that this increasing trend in average vehicle age will continue.

Unperformed maintenance:

According to estimates compiled by the AAIA, the annual amount of unperformed or underperformed maintenance in the United States totaled $60 billion for 2007. This metric represents the degree to which routine vehicle maintenance recommended by the manufacturer is not being performed. Consumer decisions to avoid or defer maintenance affect demand for our products and the total amount of unperformed maintenance represents potential future demand. We believe that challenging macroeconomic conditions in 2008 contributed to the amount of unperformed maintenance; however, with the reduced number of new car sales, we believe the amount of underperformed maintenance is decreasing as people place a higher focus on maintaining their current vehicle with the expectation of keeping the vehicle longer than they would have in a better macroeconomic environment.

Product quality differentiation:

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

CRITICAL ACCOUNTING ESTIMATES

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

•

Inventory Obsolescence and Shrink – Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. The extended nature of the life cycle of our products is such that the risk of obsolescence of our inventory is minimal. The products that we sell generally have application in our markets for a relatively long period of time in conjunction with the corresponding vehicle population. We have developed sophisticated systems for monitoring the life cycle of a given product and, accordingly, have historically been very successful in adjusting the volume of our inventory in conjunction with a decrease in demand. We do record a reserve to reduce the carrying value of our inventory through a charge to cost of sales in the isolated instances where we believe that the market value of a product line is lower than our recorded cost. This reserve is based on our assumptions about the marketability of our existing inventory and is subject to uncertainty to the extent that we must estimate, at a given point in time, the market value of inventory that will be sold in future periods. Ultimately, our projections could differ from actual results and could result in a material impact to our stated inventory balances. We have historically not had to materially adjust our obsolescence reserves due to the factors discussed above and do not anticipate that we will experience material changes in our estimates in the future.

We also record a reserve to reduce the carrying value of our perpetual inventory to account for quantities in our perpetual records above the actual existing quantities on hand caused by shrink. We estimate this reserve based on the results of our extensive and frequent cycle counting programs and periodic physical inventories at our stores and distribution centers. To the extent that our estimates do not accurately reflect the actual inventory shrinkage, we could potentially experience a material impact to our inventory balances. We have historically been able to provide a timely and accurate measurement of shrink and have not experienced material adjustments to our estimates. If shrink changed 10% from the estimate that we recorded based on our historical experience at December 31, 2008, the financial impact would have been approximately $0.9 million or 0.3% of pretax income for the year ended December 31, 2008.

•

Valuation of Long-Lived Assets and Goodwill – In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. As part of the evaluation, we review performance at the store level to identify any stores with current period operating losses that should be considered for impairment. A potential impairment has occurred if the projected future undiscounted cash flows realized from the best possible use of the asset are less than the carrying value of the asset. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives and fair values of the assets. Actual results could differ from these estimates, which could materially impact our impairment assessment.

Under the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we review goodwill and other intangible assets for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. The Company has not historically recorded a material impairment to its goodwill or intangible assets. The process of evaluating goodwill for impairment involves the determination of the fair value of our Company. Inherent in such fair value determinations are certain judgments and estimates, including estimates which incorporate assumptions marketplace participants would use in making their estimates of fair value. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, the Company will adjust the carrying value of these assets in the period in which the impairment occurs.

RESULTS OF OPERATIONS

Sales increased $547 million, or 78% from $704 million in the second quarter of 2008, to $1.25 billion in the second quarter of 2009. Sales for the first six months of 2009 were $2.42 billion, an increase of $1.06 billion or 79% over sales for the first six months of 2008. The following table presents the components of the increase in sales for the three months and six months ended June 30, 2009 (in millions):

	Increase in Sales for Three Months Ended June 30, 2009, compared to the same period in 2008	Increase in Sales for Six Months Ended June 30, 2009, compared to the same period in 2008
O’Reilly branded stores:
Comparable store sales	$53.5	$107.9
Stores opened throughout 2008, excluding stores open at least one year that are included in comparable store sales	23.8	55.8
Sales of stores opened throughout 2009	15.4	20.6
Non-store sales including machinery, sales to independent parts stores and team members	0.4	1.6
CSK branded stores:
Sales of stores acquired in acquisition of CSK	453.8	878.6

Total increase in sales	$546.9	$1,064.5

Comparable store sales for stores operating on the O’Reilly systems increased 6.1% for the second quarter of 2009; these stores include core O’Reilly Brand stores, fully converted Checker stores as well as fully and partially converted Murray’s stores. Comparable store sales for stores operating on the legacy CSK systems increased 2.1% for the second quarter of 2009. Consolidated comparable store sales increased 4.8% for the second quarter of 2009. Comparable store sales for stores operating on the O’Reilly systems increased 7.1% for the first six months of 2009. Comparable store sales for stores operating on the legacy CSK systems increased 1.8% for the first six months of 2009. Consolidated comparable store sales increased 5.2% for the first six months of 2009. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to team members and sales during the one to two week period the CSK branded stores are closed for conversion.

We believe that the increased sales achieved by our stores are the result of superior inventory availability, a broader selection of products offered in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of the stores, compensation programs for all store team members that provide incentives for performance and our continued focus on serving professional installers. We opened 50 new O’Reilly branded stores in the three months ended June 30, 2009. At June 30, 2009, we operated 3,387 stores compared to 1,918 stores at June 30, 2008. Due to the acquisition of CSK, we anticipate new store unit growth to be limited to 150 net new stores in 2009, excluding the consolidation and closure of underperforming stores related to the acquisition of CSK.

Gross profit increased $287 million, or 90% from $317 million (or 45.0% of sales) in the second quarter of 2008 to $604 million (or 48.2% of sales) in the second quarter of 2009. Gross profit increased $0.54 billion, or 89%, from $0.61 billion (or 44.8% of sales) for the six months ended June 30, 2008, to $1.15 billion (or 47.5% of sales) for the six months ended June 30, 2009. The increase in gross profit dollars was primarily a result of the increase in sales resulting from the acquisition of CSK and sales from new stores. The increase in gross profit as a percentage of sales is primarily the result of changes in product mix, lower product acquisition cost, distribution system improvements, sales from acquired CSK stores and a favorable pricing environment on certain commodity based products. Our product mix was improved by the continued customization of our merchandise selections at each store based on vehicle demographics and customer demands in each store’s market. The product buying synergies realized were due to improved negotiating leverage with vendors as a result of large purchase volume increases driven by the CSK acquisition. Improvements in our distribution system were the result of capital projects designed to create operating expense efficiencies. Gross margin percentages on sales at CSK stores are typically higher than existing O’Reilly branded stores primarily because a greater portion of these sales are made to DIY customers, which typically have higher gross margin percentages, and overall price levels that are specific to the markets in which the acquired stores are located. The reductions in commodity prices, without corresponding decreases in retail pricing is expected to normalize over the remainder of the year.

Selling, general and administrative expenses (“SG&A”) increased $225 million, or 98%, from $229 million (or 32.5% of sales) in the second quarter of 2008 to $454 million (or 36.3% of sales) in the second quarter of 2009. SG&A increased $440 million, or 99%, from $443 million (or 32.8% of sales) for the six months ended June 30, 2008 to $883 million (or 36.6% of sales) for the six months ended June 30, 2009. The increase in SG&A as a percentage of sales was attributable to the addition of the acquired CSK stores, which have a higher expense structure than the core O’Reilly store base, and the additional store payroll required to complete the ongoing product-line changeovers for acquired CSK stores.

Interest expense increased $10 million, from $1 million (or 0.1% of sales) during the second quarter of 2008 to $11 million (or 0.9% of sales) in the second quarter of 2009. Interest expense increased $21 million, from $2 million (or 0.2% of sales) during the six months ended June 30, 2008, to $23 million (or 1.0% of sales) during the six months ended June 30, 2009. The increase in interest expense is the result of borrowings under our new asset-based revolving credit facility that were used to fund the CSK acquisition and ongoing capital expenditures related to the integration of the operations of CSK.

Our provision for income taxes increased $21 million to $54 million for the second quarter of 2009 compared to $33 million for the same period in 2008. Our effective tax rate was 38.7% of income before income taxes for the second quarter of 2009 versus 37.4% for the same period in 2008. Our effective tax rate was 38.6% of income before income taxes for the six months ended June 30, 2009, versus 37.3% for the same period in 2008. The increase in effective tax rate is the result of our acquisition of CSK and the generally higher effective tax rates in most states where the acquired CSK stores are located.

As a result of the impacts discussed above, net income for the second quarter increased $30 million from $56 million in 2008 (7.9% of sales) to $86 million in 2009 (6.8% of sales). Net income for the six months ended June 30, 2009, increased $46 million from $102 million for the same period in 2008 (7.6% of sales) to $148 million in 2009 (6.1% of sales).

Our diluted earnings per common share for the second quarter of 2009 increased 29% to $0.62 on 137.5 million shares compared to $0.48 for the second quarter of 2008 on 116.5 million shares. Diluted earnings per common share for the six months ended June 30, 2009, increased 23% to $1.08 on 136.8 million shares compared to $0.88 for the same period in 2008 on 116.4 million shares. Our second quarter and year-to-date results include a charge related to the July 11, 2008, acquisition of CSK. The non-cash charge to amortize the value assigned to CSK’s trade names and trademarks, which will be amortized over the next approximately one and a half years, to coincide with the anticipated conversion of CSK branded store locations to O’Reilly branded locations, is included in SG&A. Adjusted diluted earnings per share, excluding the impact of this acquisition related charge, was $0.63 for the second quarter of 2009, reflecting an increase of 31%, from the same period a year ago. For the first six months of 2009, adjusted diluted earnings per share, excluding the impact of the acquisition related charge, increased 25% to $1.10 from the same period one year ago. The impact of the individual acquisition related charge was as follows:

	Net Income		Diluted Earnings Per Share
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net income excluding acquisition-related charges	$86,635	150,804	$0.63	1.10
Acquisition related charge, net of tax:
Amortization of trade names and trademarks	1,120	2,454	0.01	0.02

Net income and diluted EPS	$85,515	148,350	$0.62	1.08

The acquisition-related adjustment to EPS in the above paragraph and table present certain financial information not derived in accordance with United States generally accepted accounting principles (“GAAP”). We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of adjusted net income and earnings per share excluding the acquisition-related charge provides meaningful supplemental information to both management and investors that is indicative of the Company’s ongoing core operations. Management excludes this item in judging its performance and believes this non-GAAP information is useful to gain an understanding of the recurring factors and trends affecting our business. Material limitations of this non-GAAP measure are that such measures do not reflect actual GAAP amounts and amortization of acquisition-related trade names and trademarks reflect charges to net income and earnings per share that will recur over the estimated useful lives of the assets ranging from one to three years. We compensate for such limitations by presenting, in the table above, the accompanying reconciliation to the most directly comparable GAAP measures.

LIQUIDITY

Net cash provided by operating activities decreased from $215.5 million for the first six months of 2008 to $153.0 million for the first six months of 2009. The decrease in cash provided by operating activities is primarily due to an increase in net inventory investment at the acquired CSK stores, partially offset by an increase in net income adjusted for the effect of non-cash depreciation and amortization charges and deferred income taxes. Net inventory investment reflects our investment in inventory net of the amount of accounts payable to vendors. CSK branded average per-store inventory increased from $417,000 at the date of acquisition to $528,000 as of June 30, 2009.

Net cash used in investing activities increased from $125.9 million during the first six months of 2008 to $231.2 million for the comparable period in 2009. The increase in cash used is primarily due to capital expenditures related to the integration of CSK, which include the purchase of properties for future distribution centers and costs associated with the conversion and rebranding of CSK stores to the O’Reilly Brand.

Net cash provided by financing activities increased $108.1 million from $19.9 million used in financing activities during the first six months of 2008 to $88.2 million provided by financing activities in the first six months of 2009. The increase in cash provided by financing activities is primarily the result of the proceeds from borrowings under our asset-based credit facility and the issuance of common stock related to the Company’s stock option plans, which is partially offset by reduced payments on long-term debt and capital leases.

CAPITAL RESOURCES

On July 11, 2008, in connection with the acquisition of CSK (see Note 2 “Business Combination” to the condensed consolidated financial statements), we entered into a credit agreement (the “Credit Agreement”) for a five-year $1.2 billion asset-based revolving credit facility arranged by Bank of America, N.A. (“BA”), which we used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward. The Credit Agreement is comprised of a five-year $1.075 billion tranche A revolving credit facility and a five-year $125 million first-in-last-out revolving credit facility (FILO tranche), both of which mature on July 10, 2013. On the date of the transaction, the amount of the borrowing base available, as described in the Credit Agreement, under the credit facility was $1.05 billion, of which we borrowed $588 million. As of June 30, 2009, the amount of the borrowing base available under the credit facility was $1.197 billion of which we had outstanding borrowings of $676.3 million. The available borrowings under the credit facility are also reduced by stand-by letters of credit issued by us primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. As of June 30, 2009, we had stand-by letters of credit outstanding in the amount of $74.5 million and the aggregate availability for additional borrowings under the credit facility was $445.8 million. As part of the Credit Agreement, we have pledged substantially all of our assets as collateral and we are subject to an ongoing consolidated leverage ratio covenant, with which we complied on June 30, 2009.

Borrowings under the tranche A revolver bear interest, at our option, at a rate equal to either a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. Borrowings under the FILO tranche bear interest, at our option, at a rate equal to either a base rate plus 2.50% per annum or LIBOR plus 3.50% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate is equal to the higher of the prime lending rate established by BA from time to time and the federal funds effective rate as in effect from time to time plus 1.25%. Fees related to unused capacity under the credit facility are assessed at a rate of 0.50% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity. In addition, we pay customary letter of credit fees and other administrative fees in respect of the credit facility.

On each of July 24, 2008, October 14, 2008, and November 24, 2008, we entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), BA and/or SunTrust Bank (“SunTrust”). We entered into these interest rate swap transactions to mitigate the risk associated with our floating interest rate based on LIBOR on an aggregate of $450 million of our debt that is outstanding under the Credit Agreement. We are required to make certain monthly fixed rate payments calculated on the notional amounts, while the applicable counter party is obligated to make certain monthly floating rate payments to us referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of our debt, which may exist under the Credit Agreement plus an applicable margin under the terms of the same credit facility. The interest rate swap transactions have maturity dates ranging from November 28, 2009, through October 17, 2011.

On July 11, 2008, we agreed to become a guarantor, on a subordinated basis, of the $100 million principal amount of 6 3/4% Exchangeable Senior Notes due 2025 (the “Notes”) originally issued by CSK. The Notes are exchangeable, under certain circumstances, into cash and shares of our common stock. The Notes bear interest at 6.75% per year until December 15, 2010, and 6.5% until maturity on December 15, 2025. Prior to their stated maturity, the Notes are exchangeable by the holders only under the following circumstances (as more fully described in the indenture under which the Notes were issued):

•

during any fiscal quarter (and only during that fiscal quarter) commencing after July 11, 2008, if the last reported sale price of our common stock is greater than or equal to 130% of the applicable exchange price of $36.17 for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	if we have called the Notes for redemption; or

•	upon the occurrence of specified corporate transactions, such as a change in control.

Upon exchange of the Notes, we will deliver cash equal to the lesser of the aggregate principal amount of Notes to be exchanged and our total exchange obligation and, in the event our total exchange obligation exceeds the aggregate principal amount of Notes to be exchanged, shares of our common stock in respect of that excess. The total exchange obligation reflects the exchange rate whereby each $1,000 in principal amount of the Notes is exchangeable into an equivalent value of 25.9697 shares of our common stock and $60.6061 in cash. Incremental net shares for the Notes exchange feature were included in the diluted earnings per share calculation for the three months ended June 30, 2009; however, the incremental net shares for the Notes exchange feature were not included in the diluted earnings per share calculation for the six months ended June 30, 2009, as the impact would have been antidilutive.

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

During the second quarter of 2009, we opened 50 net, new stores. We plan to open approximately 42 additional stores during the remainder of 2009. The funds required for such planned expansions are expected to be provided by cash generated from operating activities and our asset-based revolving credit facility. During the second quarter of 2009, we converted 120 CSK stores.

CONTRACTUAL OBLIGATIONS

At June 30, 2009, we had long-term debt with maturities of less than one year of $10.8 million and long-term debt with maturities over one year of $785.9 million, representing a total increase in all outstanding debt of $63.9 million from December 31, 2008.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141, Business Combinations (revised 2007) (“SFAS No. 141(R)”). SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. Our initial adoption of SFAS No. 141(R) did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”), which is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The provisions of SFAS No. 160 were effective for us beginning January 1, 2009, and would be applied prospectively. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of FASB Statement No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted the provisions of SFAS No. 161 beginning with our condensed consolidated financial statements for the quarter ended March 31, 2009.

In May 2008, the FASB issued Financial Statement Pronouncements Accounting Principles Board Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). The FSP APB 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion and specifies that issuers of such instruments should separately account for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statement of operations. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008, with early application prohibited. We adopted the provisions of FSP APB 14-1 beginning with our condensed consolidated financial statements for the quarter ended March 31, 2009; however, the adoption of FSP APB 14-1 did not have a material impact on our consolidated financial position, results of operations or cash flows. Please see Note 4 “Long-Term Debt” to the condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). This FSP requires quarterly disclosure of the methods and significant assumptions used to estimate the fair values of all financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, which were previously required only in annual financial statements and is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of FSP 107-1 and APB 28-1 beginning with our condensed consolidated financial statements for the quarter ended June 30, 2009. The application of this guidance affects disclosures only and therefore did not have an impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards. Subsequent events guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No. 165, as under current practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. In addition, SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of SFAS No. 165 beginning with our condensed consolidated financial statements for the quarter ended June 30, 2009.

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

We are subject to interest rate risk to the extent we borrow against our credit facilities with variable interest rates. Primarily as a result of borrowings in 2008 to fund the acquisition of CSK, we have interest rate exposure with respect to the $676.3 million outstanding balance on our variable interest rate debt at June 30, 2009; however, from time to time, we have entered into interest rate swaps to reduce this exposure. On each of July 24, 2008, October 14, 2008, and November 24, 2008, we reduced our exposure to changes in interest rates by entering into interest rate swap contracts (“the Swaps”) with a total notional amount of $450 million. The Swaps represent contracts to exchange a floating rate for fixed interest payments periodically over the life of the Swap agreement without exchange of the underlying notional amount. The notional amount of the swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The Swaps have been designated as effective cash flow hedges. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $2.3 million ($1.4 million after tax), based on our exposure to interest rate changes on variable rate debt that is not covered by the Swaps. This analysis does not consider the effects of the change in the level of overall economic activity that could exist in an environment of adversely changing interest rates. In the event of an adverse change in interest rates and to the extent that we have amounts outstanding under our asset-based credit facility, management would likely take further actions that would seek to mitigate our exposure to interest rate risk.

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

CHANGES IN INTERNAL CONTROLS

On July 11, 2008, the Company completed its acquisition of CSK, at which time CSK became a wholly owned subsidiary of the Company. The Company considers the transaction material to results of operations, cash flows and financial position from the date of the acquisition through June 30, 2009. The Company has evaluated CSK’s internal control over financial reporting as part of its overall assessment of internal control over financial reporting at December 31, 2008.

Other than the integration of CSK, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CSK Pre-Acquisition Matters:

Governmental Investigations

An investigation by the U.S. Department of Justice in Washington, D.C. (the “DOJ”) regarding certain historical accounting practices of CSK, as previously reported, remains ongoing. However, as previously reported, an agreement was reached with the U.S. Securities and Exchange Commission (the “SEC”) to resolve its investigation into the same historical accounting practices of CSK. In connection with the settlement, the SEC issued an administrative order on May 26, 2009, finding that CSK violated the antifraud and other provisions of the federal securities laws and ordering CSK to cease and desist from committing or causing any violations and any future violations of those provisions (the “Order”). CSK consented to the issuance of the Order without admitting or denying any wrongdoing. There were no fines, disgorgement payments or other financial remedies associated with the settlement.

As previously reported, on March 5, 2009, the SEC filed a complaint against four (4) former employees of CSK for alleged conduct related to the historical accounting practices of CSK. On April 7, 2009, the DOJ filed a criminal complaint against two (2) of the same former employees of CSK. On July 22, 2009, the SEC filed a complaint against an additional former employee, Maynard L. Jenkins, the former chief executive officer of CSK, seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002. Mr. Jenkins is not alleged to have engaged in fraudulent conduct or otherwise violated any securities laws. The SEC and DOJ actions against the former CSK employees are still pending in the United States District Court for the Northern District of Arizona. As more fully described below, CSK has certain defense and indemnity obligations to those individuals. As a result of the CSK acquisition, O’Reilly expects to continue to incur ongoing legal fees related to the ongoing DOJ investigation and indemnity obligations for the litigation that has commenced by the DOJ and SEC. O’Reilly has reserved $21.0 million as an assumed liability in the Company’s allocation of the purchase price of CSK. O’Reilly has incurred approximately $0.9 million of such legal costs related to the government investigations and indemnity obligations in the first six months of 2009.

Several of CSK’s former directors or officers and current or former employees have been or may be interviewed as part of or become the subject of criminal, administrative and civil investigations and lawsuits. As described above, certain former employees of CSK are the subject of civil and criminal litigation commenced by the government. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK has certain obligations to indemnify these persons and O’Reilly is currently incurring legal fees on the behalf of these persons in relation to pending matters. Some of these indemnification obligations may not be covered by CSK’s directors’ and officers’ insurance policies.

The foregoing governmental investigations and indemnification matters are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of such matters, depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of all of such regulatory proceedings and other matters that are pending, after consideration of applicable reserves and potentially available insurance coverage benefits not contemplated in recorded reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

AGA Shareholders, LLC vs. CSK Auto, Inc.

On February 14, 2006, AGA Shareholders, LLC (“AGA”) commenced suit against CSK Auto, Inc. in the United States District Court for the Northern District of Illinois. The case was transferred to the District of Arizona as case number 2:07-cv-00063-DGC. AGA alleged that CSK entered and then breached an agreement to purchase certain alternators and starters exclusively from AGA for a defined period of time and sought money damages. On November 21, 2008, the trial court granted summary judgment to plaintiff on liability for breach of the alleged requirements contract. Subsequent to the summary judgment finding, in April 2009, CSK settled with the Plaintiff on a portion of the claim relating to alleged amounts due with respect to products purchased prior to the termination of the contract by CSK. On May 19, 2009, O’Reilly agreed with AGA to settle all pending litigation. As part of this Agreement, O’Reilly made a one-time payment of $3.8 million to AGA and the parties mutually released one another from all open claims. The liability associated with the pre-acquisition litigation was recorded as part of the purchase price allocation discussed in Note 2 “Business Combinations” to the condensed consolidated financial statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our Annual Meeting of the Shareholders was held on May 5, 2009. Of the 135,114,434 shares entitled to vote at such meeting, 124,194,932 shares were present at the meeting in person or by proxy.

(b)	The individuals listed below were elected as Class I Directors, and with respect to each such Director, the number of shares voted for and withheld were as follows:

	Number of Shares
Name of Nominee	Voted For	Withheld
Charles H. O’Reilly, Jr.	76,737,390	47,457,542
John Murphy	114,520,600	9,674,332
Ronald Rashkow	122,004,471	2,190,461

In addition, the individuals listed below are Directors whose term of office continued after the meeting:

Lawrence P. O’Reilly

Rosalie O’Reilly-Wooten

Joe C. Greene

David E. O’Reilly

Jay D. Burchfield

Paul R. Lederer

(c)	In addition to the election of three Class I Directors, the following matters were voted upon:

(i)	Ernst & Young LLP, was ratified as independent auditor for the fiscal year ending December 31, 2009. The number of shares voted for, against and abstained were as follows:

Number of Shares
Voted For	Voted Against	Abstained
123,012,791	1,112,850	69,291

(ii)	The approval of the 2009 Stock Purchase Plan. The number of shares voted for, against, abstained and broker non-votes were as follows:

Number of Shares
Voted For	Voted Against	Abstained	Broker Non-Votes
112,123,041	917,531	129,767	11,024,593

(iii)	The approval of the 2009 Incentive Plan. The number of shares voted for, against, abstained and broker non-votes were as follows:

Number of Shares
Voted For	Voted Against	Abstained	Broker Non-Votes
76,918,032	36,086,651	165,656	11,024,593

As previously reported in an 8-K dated May 14, 2009, Joe C. Greene, an independent director and Chairman of the Company’s Corporate Governance/Nominating Committee, died.

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

O’REILLY AUTOMOTIVE, INC.

August 7, 2009	/s/ Greg Henslee
Date	Greg Henslee, Co-President and Chief Executive Officer (Principal Executive Officer)

August 7, 2009	/s/ Thomas McFall
Date	Thomas McFall, Executive Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.