Form 10-Q
period 2009-09-30
O REILLY AUTOMOTIVE INC
filed 2009-11-06
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common stock, $0.01 par value – 137,191,327 shares outstanding as of November 2, 2009.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September 30, 2009

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Note)
Assets
Current assets :
Cash and cash equivalents	$29,535	$31,301
Accounts receivable, net	111,862	105,985
Amounts receivable from vendors	66,788	59,826
Inventory	1,856,049	1,570,144
Deferred income taxes	76,344	64,028
Other current assets	34,082	44,149

Total current assets	2,174,660	1,875,433

Property and equipment, at cost	2,263,873	1,939,532
Accumulated depreciation and amortization	591,637	489,639

Net property and equipment	1,672,236	1,449,893

Notes receivable, less current portion	13,282	21,548
Goodwill	744,375	720,508
Deferred income taxes	—	28,767
Other assets, net	76,558	97,168

Total assets	$4,681,111	$4,193,317

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$889,030	$736,986
Income taxes payable	—	9,951
Self insurance reserve	68,939	65,170
Accrued payroll	52,520	60,616
Accrued benefits and withholdings	46,812	38,583
Other current liabilities	149,853	134,064
Current portion of long-term debt	10,157	8,131

Total current liabilities	1,217,311	1,053,501

Long-term debt, less current portion	693,516	724,564
Deferred income taxes	4,928	—
Other liabilities	166,109	133,034

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares – 137,124,907 as of September 30, 2009, and 134,828,650 as of December 31, 2008	1,371	1,348
Additional paid-in capital	1,029,015	949,758
Retained earnings	1,578,200	1,342,625
Accumulated other comprehensive loss	(9,339)	(11,513)

Total shareholders’ equity	2,599,247	2,282,218

Total liabilities and shareholders’ equity	$4,681,111	$4,193,317

See “Notes to Condensed Consolidated Financial statements”

Note: The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales	$1,258,239	$1,111,272	$3,673,365	$2,461,922
Cost of goods sold, including warehouse and distribution expenses	647,684	604,066	1,916,371	1,349,125

Gross profit	610,555	507,206	1,756,994	1,112,797
Selling, general and administrative expenses	461,359	414,735	1,344,787	857,782

Operating income	149,196	92,471	412,207	255,015
Other income (expense), net:
Debt prepayment costs	—	(7,157)	—	(7,157)
Interim facility commitment fee	—	(4,150)	—	(4,150)
Interest expense	(11,086)	(10,860)	(34,107)	(13,068)
Interest income	340	510	1,127	2,599
Other, net	825	335	1,698	679

Total other income (expense), net	(9,921)	(21,322)	(31,282)	(21,097)

Income before income taxes	139,275	71,149	380,925	233,918
Provision for income taxes	52,050	29,750	145,350	90,400

Net income	$87,225	$41,399	$235,575	$143,518

Net income per common share - basic	$0.64	$0.31	$1.73	$1.18

Net income per common share - assuming dilution	$0.63	$0.31	$1.71	$1.18

Weighted-average common shares outstanding	136,774	132,196	135,869	121,133

Adjusted weighted-average common shares outstanding – assuming dilution	138,704	133,081	137,442	122,073

See “Notes to Condensed Consolidated Financial statements”

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$288,980	$289,297

Investing activities:
Cash component of acquisition price of CSK Automotive, Inc., net of cash acquired	—	(32,529)
Purchases of property and equipment	(317,195)	(260,224)
Proceeds from sale of property and equipment	2,586	1,675
Payments received on notes receivable	4,244	3,866
Other	(4,466)	(1,550)

Net cash used in investing activities	(314,831)	(288,762)

Financing activities:
Proceeds (payments) on asset-based revolving debt	(29,200)	547,750
Payment of debt issuance costs	—	(43,123)
Principal payments on debt and capital leases	(7,112)	(535,880)
Debt prepayment costs	—	(7,157)
Issuance cost of equity exchanged in CSK acquisition	—	(1,216)
Net proceeds from issuance of common stock	51,004	16,441
Tax benefit of stock options exercised	8,973	1,525
Other	420	(20)

Net cash provided by (used in) financing activities	24,085	(21,680)

Net decrease in cash and cash equivalents	(1,766)	(21,145)
Cash and cash equivalents at beginning of period	31,301	47,555

Cash and cash equivalents at end of period	$29,535	$26,410

Supplemental non-cash disclosure
Issuance of common stock to acquire CSK	$—	$412,237
Fair value of converted CSK stock options and restricted stock	$—	$5,727

See “Notes to Condensed Consolidated Financial statements”

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2009

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The Company has evaluated subsequent events and transactions that occurred after the balance sheet date of September 30, 2009, through the filing of these financial statements which occurred on November 6, 2009. No material events or transactions, which would require adjustments or disclosures in the condensed consolidated financial statements, occurred during this period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Business Combination

On July 11, 2008, the Company completed the acquisition of CSK Auto Corporation (“CSK”), one of the largest specialty retailers of auto parts and accessories in the Western United States and one of the largest such retailers in the United States, based on store count. Pursuant to the merger agreement, each share of CSK common stock outstanding immediately prior to the merger was canceled and converted into the right to receive 0.4285 of a share of O’Reilly common stock and $1.00 in cash. At the date of the acquisition, CSK had 1,342 stores in 22 states operating under four brand names: Checker Auto Parts, Schuck’s Auto Supply, Kragen Auto Parts and Murray’s Discount Auto Parts. As of September 30, 2009, the Company had converted 264 CSK branded stores to O’Reilly systems, merged 41 CSK stores with existing O’Reilly locations, closed 10 CSK stores and opened 5 new CSK branded stores.

Purchase Price Allocation

The purchase price for CSK, adjusted from its initial purchase price and finalized on June 30, 2009, was comprised of the following amounts (in thousands):

O’Reilly stock exchanged for CSK shares	$459,308
Cash payment to CSK shareholders	42,253
CSK shares purchased by O’Reilly prior to merger	21,724
Fair value of options and unvested restricted stock exchanged	7,736
Direct costs of the acquisition	11,227

Total purchase price	$542,248

The acquisition was accounted for under the purchase method of accounting with O’Reilly Automotive, Inc. as the acquiring entity in accordance with the Statement of Financial Accounting Standard No. 141, Business Combinations. Accordingly, the consideration paid by the Company to complete the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price was based upon certain external valuations and other analyses, including the review of legal reserves (see Note 11 “Legal Matters”). Between the acquisition date and June 30, 2009, the Company adjusted its initial acquisition cost and preliminary purchase price allocation to reflect adjustments to certain assets, reserves, and obligations. The purchase price allocation was finalized on June 30, 2009.

O’Reilly exchanged 18,104,371 shares of common stock pursuant to the formula prescribed in the merger agreement relating to the acquisition of CSK, dated April 1, 2008. The value of the O’Reilly stock, $25.37 per share, exchanged for CSK shares was determined based on the average close price of O’Reilly stock beginning two days before and ending two days after June 9, 2008. The June 9, 2008, measurement date reflects the last day when the number of O’Reilly shares issuable in the transaction became fixed such that subsequent applications of the formula in the merger agreement did not result in a change in the total number of shares exchanged. The fair value of options exchanged in the merger of $6.7 million was based on CSK’s 3.69 million outstanding options on July 11, 2008, multiplied by the exchange ratio adjusted to reflect the $1.00 per share cash consideration. The weighted-average fair value per option of $3.82 was determined using a Black-Scholes valuation model with the following weighted-average assumptions:

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

The final purchase price allocations, adjusted from the preliminary purchase price allocation disclosed as of December 31, 2008, were as follows (in thousands):

	Preliminary Purchase Price Allocation as of December 31, 2008	Final Purchase Price Allocation as of June 30, 2009
Inventory	$546,052	$539,827
Other current assets	77,307	84,959
Property and equipment	126,670	124,208
Goodwill	670,508	694,987
Deferred income taxes	134,074	160,943
Other intangible assets	65,270	65,270
Other assets	9,241	6,270

Total assets acquired	$1,629,122	$1,676,464

Senior credit facility	$343,921	$343,921
Term loan facility	86,700	86,700
Capital lease obligations	15,212	16,486
Other current liabilities	467,773	501,470
6 3/ 4% senior exchangeable notes	103,920	103,920
Other liabilities	69,602	81,719

Total liabilities assumed	$1,087,128	$1,134,216

Net assets acquired	$541,994	$542,248

The adjustments to the preliminary purchase price allocation disclosed as of December 31, 2008, compared to the final purchase price allocation completed as of June 30, 2009, related to information obtained subsequent to December 31, 2008, upon completion of the purchase price allocation procedures the Company identified at the acquisition date. The adjustments primarily related to completion of the Company’s review of CSK store locations, leases for stores to be closed and inventories to be liquidated, as well as the evaluation of the timing and costs to be incurred under the Company’s indemnification obligations to certain former CSK officers in ongoing U.S. Securities and Exchange Commission (“SEC”) and U.S. Department of Justice (“DOJ”) investigations. Material adjustments arising from the finalization of these planned procedures and the receipt of updated information resulted in increases to reserves for pre-acquisition legal matters of $21.8 million, exit activities, including store, distribution center and administrative office closure reserves of $15.4 million, and inventory reserves of $6.2 million, offset by the related effects of deferred tax assets which increased $26.9 million. The net impact of all adjustments between December 31, 2008, and June 30, 2009, increased goodwill by $24.5 million.

Estimated fair values of intangible assets acquired as of the date of acquisition were as follows (in thousands):

	Intangible assets	Weighted-Average Useful Lives (in years)
Trademarks and trade names	$13,000	1.4
Favorable property leases	52,270	10.7

Total intangible assets	$65,270

The estimated values of operating leases with unfavorable terms compared with current market conditions totaled approximately $49.9 million. These liabilities have an estimated weighted-average useful life of approximately 7.7 years and are included in other liabilities. Favorable and unfavorable lease assets and liabilities will be amortized to selling, general and administrative expense over their expected lives, which approximates the period of time that the favorable or unfavorable lease terms will be in effect. Trademarks and trade names have useful lives of one to three years and will be amortized to coincide with the anticipated conversion of CSK store brands to the O’Reilly branded locations over that period.

The final allocation of the purchase price included $53.9 million of accrued liabilities for estimated costs to exit certain activities of CSK, including $14.8 million of exit costs associated with the planned closure of 51 CSK stores, $3.6 million of assumed liabilities related to CSK’s existing closed stores for 127 locations that were closed prior to the Company’s acquisition of CSK, $26.6 million of employee separation costs, and $8.9 million of exit costs associated with the planned closure of other administrative offices and certain distribution facilities. The Company began to formulate its exit plans prior to the completion of the acquisition. Pursuant to these plans, between the date of the acquisition and June 30, 2009, the Company reviewed all 1,342 acquired CSK stores to determine, from a location, lease, and facility standpoint, which stores would be closed. During the initial assessment, 33 CSK stores were identified as locations which would be merged with existing O’Reilly locations due to overlapping market coverage; it was determined that the remaining CSK store base would be evaluated by quantitative analysis of financial and market factors in addition to evaluations of the potential for further development of commercial business in those markets. From the initial assessment through June 30, 2009, and as contemplated in its initial exit plan, the Company completed a detailed review of custom demographic reports, which included do-it-yourself customer forecasting, wholesale sales potential and strength and quantity of competitors in the respective markets on a store-by-store basis. Along with the demographic reports, the Company evaluated historical store financial results, store lease obligations, store floor plans, and locations previously identified by former CSK management as projected closures. This detailed assessment resulted in the identification of an additional 18 CSK locations for closure, which are scheduled to close by the end of 2009. The employee separation costs include anticipated payments, as required under various pre-existing employment arrangements with CSK employees at the time of acquisition, relating to the planned involuntarily termination of employees performing overlapping or duplicative functions. Administrative and distribution facility exit liabilities include costs to close a distribution center in Mendota Heights, Minnesota, which overlapped an existing O’Reilly distribution center and costs to close small distribution facilities located in Washington and California, which will not be utilized under O’Reilly’s distribution model. In addition, the administrative and distribution exit liabilities include costs to exit certain administrative office space at CSK’s headquarters in Phoenix, Arizona, as functions performed at these locations will be transitioned to the Company’s Springfield, Missouri, headquarters location. As of June 30, 2009, the Company had finalized all exit plans.

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

Goodwill is reviewed annually for impairment or more frequently if events or changes in business conditions indicate that impairment may exist. Goodwill is not amortizable for financial statement purposes. During the three months ended September 30, 2009, the Company recorded a decrease in goodwill of approximately $0.3 million primarily due to adjustments to the provision for income taxes relating to exercises of stock options acquired in the CSK acquisition. During the first nine months of 2009, the Company recorded additional goodwill of approximately $23.9 million primarily due to changes in purchase price allocation in connection with the acquisition of CSK, which was finalized on June 30, 2009, (see Note 2 “Business Combination”). For the three and nine months ended September 30, 2009, the Company recorded amortization expense of $3.1 million and $11.0 million, respectively, related to amortizable intangible assets, which are included in “Other assets” on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2008, the Company recorded amortization expense of $4.3 million and $4.4 million, respectively, related to amortizable intangible assets, which are included in “Other assets” on the accompanying condensed consolidated balance sheets. The components of the Company’s amortizable and unamortizable intangible assets were as follows on September 30, 2009, and December 31, 2008 (in thousands):

	Cost		Accumulated Amortization
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Amortizable intangible assets
Favorable leases	$52,010	$52,270	$9,494	$3,690
Trade names and trademarks	13,000	13,000	10,440	5,312
Other	481	819	201	547

Total amortizable intangible assets	$65,491	$66,089	$20,135	$9,549

Unamortizable intangible assets
Goodwill	$744,375	$720,508

Total unamortizable intangible assets	$744,375	$720,508

In addition, the Company has recorded a liability for the values of operating leases with unfavorable terms totaling approximately $49.6 million and $49.9 million in the “Other liabilities” section of the condensed consolidated balance sheets at September 30, 2009, and December 31, 2008, respectively. These leases had an estimated weighted average useful life of approximately 7.7 years. During the three and nine months ended September 30, 2009, the Company recognized an amortized benefit of $2.3 million and $6.5 million, respectively, related to these unfavorable operating leases. During the three and nine months ended September 30, 2008, the Company recognized an amortized benefit of $1.9 million related to these unfavorable operating leases. None of the liabilities related to unfavorable lease terms relate to stores to be closed as discussed in Note 2 “Business Combinations”.

The change in net goodwill for the nine months ended September 30, 2009, was as follows (in thousands):

Balance at December 31, 2008	$720,508
Adjustment of purchase price allocation of CSK acquisition finalized June 30, 2009	24,479
Other	(612)

Balance at September 30, 2009	$744,375

4.	Long-Term Debt

Outstanding long-term debt was as follows on September 30, 2009, and December 31, 2008, (in thousands):

	September 30, 2009	December 31, 2008
Capital leases	$17,766	$14,927
6 3/4% Senior Exchangeable Notes	100,907	103,568
FILO revolving credit facility	125,000	125,000
Tranche A revolving credit facility	460,000	489,200

Total debt and capital lease obligations	703,673	732,695
Current maturities of debt and capital lease obligations	10,157	8,131

Total long-term debt and capital lease obligations	$693,516	$724,564

On July 11, 2008, in connection with the acquisition of CSK (see Note 2 “Business Combination”), the Company entered into a credit agreement (the “Credit Agreement”) for a five-year $1.2 billion asset-based revolving credit facility arranged by Bank of America, N.A. (“BA”), which the Company used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward. The Credit Agreement is comprised of a five-year $1.075 billion tranche A revolving credit facility and a five-year $125 million first-in-last-out revolving credit facility (FILO tranche), both of which mature on July 10, 2013. On the date of the transaction, the amount of the borrowing base available, as described in the Credit Agreement, under the credit facility was $1.05 billion, of which the Company borrowed $588 million. As of September 30, 2009, the amount of the borrowing base available under the credit facility was $1.19 billion of which the Company had outstanding borrowings of $585 million. The available borrowings under the credit facility are also reduced by stand-by letters of credit issued by the Company primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. As of September 30, 2009, the Company had stand-by letters of credit outstanding in the amount of $70 million and the aggregate availability for additional borrowings under the credit facility was $538 million. As part of the Credit Agreement, the Company has pledged substantially all of its assets as collateral and is subject to an ongoing consolidated leverage ratio covenant, with which the Company complied on September 30, 2009.

At September 30, 2009, borrowings under the tranche A revolver bore interest, at the Company’s option, at a rate equal to either a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. Borrowings under the FILO tranche bore interest, at the Company’s option, at a rate equal to either a base rate plus 2.50% per annum or LIBOR plus 3.50% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate is equal to the higher of the prime lending rate established by BA from time to time and the federal funds effective rate as in effect from time to time plus 1.25%, subject to adjustment based upon remaining available borrowings. Fees related to unused capacity under the credit facility are assessed at a rate of 0.375% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity. In addition, the Company pays letter of credit fees and other administrative fees in respect to the credit facility.

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

The Company distinguishes its financial instruments between permanent equity, temporary equity, and assets and liabilities. The share exchange feature and the embedded put and call options within the debt instrument meet the requirements of GAAP to be accounted for as equity instruments. Incremental net shares for the Notes exchange feature were included in the diluted earnings per share calculation for the three months ended September 30, 2009; however, the incremental net shares for the Notes exchange feature were not included in the diluted earnings per share calculation for the nine months ended September 30, 2009, as the impact would have been antidilutive.

Effective January 1, 2009, the Company adopted the provisions of the Debt with Conversion and Other Options Topic 470 (“Topic 470”) of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), which impacts the accounting associated with its Notes. Topic 470 requires the Company to recognize interest expense, including non-cash interest, based on the market rate for similar debt instruments without the conversion feature, which the Company determined to be 5.93%. In accordance with Topic 470, the liability component of the exchangeable debt was measured as of the acquisition date, using a 5.93% interest rate and an assumed 2.43-year life, as determined by the first date the holders may require the Company redeem the Note. The difference between the fair value of the Notes at acquisition date and the fair value of the liability component on that date was $2.1 million, which was assigned to equity. The net settlement value of the Notes as of September 30, 2009, was $100 million, the principal amount of the Notes. The net interest expense related to the Notes for the three and nine months ended September 30, 2009, was $1.5 million and $4.5 million, respectively, resulting in an effective interest rate of 6.0%. The retrospective accounting impact the adoption of Topic 470 had on the Company’s condensed consolidated balance sheet as of December 31, 2008, was not material.

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

The following is a summary of closure reserves for stores, administrative office and distribution facilities and reserves for employee separation costs at September 30, 2009, and December 31, 2008, (in thousands):

	Store Closure Liabilities	Administrative Office and Distribution Facilities Closure Liabilities	Employee Separation Liabilities
Balance at January 1, 2008:	$1,841	$—	$—

Recorded CSK liabilities assumed, as of July 11, 2008	3,650	—	—
Planned CSK exit activities	4,141	4,127	27,613

Additions and accretion	695	—	—

Payments
CSK exit activities	(1,723)	—	(2,534)
Other exit activities	(868)	—	—

Revisions to estimates	(362)	—	—

Balance at December 31, 2008:	7,374	4,127	25,079

Planned CSK exit activities	10,646	4,739	(996)

Additions and accretion	755	165	—

Payments
CSK exit activities	(2,192)	(1,028)	(21,900)
Other exit activities	(760)	—	—
Revisions to estimates	58	(120)	—

Balance at September 30, 2009:	$15,881	$7,883	$2,183

6.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

As discussed in Note 4 “Long-Term Debt”, on each of July 24, 2008, October 14, 2008, and November 24, 2008, the Company entered into interest rate swap transactions with BBT, BA and/or SunTrust to mitigate cash flow risk associated with the floating interest rate based on the one-month LIBOR rate on an aggregate of $450 million of debt outstanding under the Credit Agreement. The swap transactions have been designated as cash flow hedges with interest payments designed to offset the interest payments for borrowings under the Credit Agreement that correspond to notional amounts of the swaps. The fair values of the Company’s outstanding hedges are recorded as liabilities on the accompanying condensed consolidated balance sheets at September 30, 2009. Changes in fair market value are recorded in other comprehensive income (loss), and any changes resulting from ineffectiveness of the hedge transactions would be recorded in current earnings. The Company’s hedging instruments have been deemed to be effective as of September 30, 2009. The fair value of the swap transactions at September 30, 2009, was a net liability of $15.3 million ($9.3 million net of tax). The net amount is included as a component of accumulated other comprehensive loss.

The table below represents the amount recorded on the Company’s condensed consolidated balance sheets as being a payable to counterparties at September 30, 2009 (in thousands):

Derivative designated as hedging instrument	Liabilities
	Location	2009
Interest Rate Swap Contracts	Other Current Liabilities	$2,839
Interest Rate Swap Contracts	Other Liabilities	$12,471

The table below represents unrealized losses related to derivative amounts included in accumulated other comprehensive loss at September 30, 2009 (in thousands):

Contract Type	Balance in Accumulated Other Comprehensive Loss
Interest Rate Swaps	$9,339

7.	Fair Value Measurements

The Company adopted the Fair Value Measurements and Disclosures Topic 820 (“Topic 820”) of the FASB ASC at the beginning of its 2008 fiscal year. Topic 820 clarifies the definition of fair value, describes the method used to appropriately measure fair value in accordance with GAAP and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

The fair value hierarchy established under Topic 820 prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy defined by Topic 820 are set forth below:

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in Topic 820. The three valuation techniques are identified in the table below and are as follows:

a)	Market approach – prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

b)	Cost approach – amount that would be required to replace the service capacity of an asset (replacement cost)

c)	Income approach – techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Net derivative contracts	$(15,310)	$—	$(15,310)	$—	(c	)

The estimated fair values of the Company’s financial instruments, which are determined by reference to quoted market prices, where available, or are based on comparisons to similar instruments of comparable maturities, are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Obligations under 6 3/4% senior exchangeable notes	$100,907	$116,973	$103,568	$99,750

The Company has determined that the estimated fair value of its asset-based revolving credit facility approximates the carrying amount of $585 million. The valuation was determined by consulting investment bankers and the Company’s observations of the value tendered by counterparties moving into and out of the facility.

8.	Accumulated Other Comprehensive Loss

Unrealized losses from interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive loss. The adjustment to accumulated other comprehensive loss for the three months ended September 30, 2009, totaled $0.6 million with a corresponding tax liability of $0.2 million resulting in a net of tax effect of $0.4 million. The adjustment to accumulated other comprehensive loss for the nine months ended September 30, 2009, totaled $3.6 million with a corresponding tax liability of $1.4 million resulting in a net of tax effect of $2.2 million.

Changes in accumulated other comprehensive loss for the period ended September 30, 2009, and December 31, 2008, consisted of the following (in thousands):

	Unrealized Gains/(Losses) on Available for Sale Securities	Unrealized Gains/(Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2008:	$(6,800)	$—	$(6,800)
Period change	6,800	(11,513)	(4,713)

Balance at December 31, 2008:	—	(11,513)	(11,513)
Period change	—	2,174	2,174

Balance at September 30, 2009:	$—	$(9,339)	$(9,339)

Comprehensive income for the year ended December 31, 2008, was $181.5 million. Comprehensive income for the three months ended September 30, 2009 and 2008, was $87.6 million and $39.9 million, respectively. Comprehensive income for the nine months ended September 30, 2009 and 2008, was $237.7 million and $149.3 million, respectively.

9.	Stock-based Employee Compensation Plans

The Company recognizes share-based compensation expense based on the fair value of the awards at the time of the grant. Share-based payments include stock option awards issued under the Company’s employee stock option plan, director stock option plan, stock issued through the Company’s employee stock purchase plan and stock awarded to employees through other benefit programs.

Stock Options

The Company’s employee stock-based incentive plans provide for the granting of stock options for the purchase of common stock of the Company to directors and certain key employees of the Company. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Director options granted under the plans expire after seven years and are fully vested after six months. Employee options granted under the plans expire after ten years and typically vest 25% a year, over four years. The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. The following table summarizes the stock option transactions during the first nine months of 2009:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2008	11,510,976	$25.21
Granted	1,233,800	34.13
Exercised	(1,966,444)	24.07
Forfeited	(709,455)	29.18

Outstanding at September 30, 2009	10,068,877	$26.25

Exercisable at September 30, 2009	5,201,966	$23.68

The Company recognized stock option compensation costs of approximately $3.3 million and $10.2 million for the three and nine months ended September 30, 2009, respectively, and recognized a corresponding income tax benefit of approximately $1.3 million and $4.0 million for the three and nine months ended September 30, 2009, respectively. The Company recognized stock option compensation costs of approximately $2.6 million and $5.5 million for the three and nine months ended September 30, 2008, respectively, with a corresponding income tax benefit of approximately $1.0 million and $2.1 million for the three and nine months ended September 30, 2008, respectively.

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

The following weighted-average assumptions were used for grants issued in the nine months ended September 30, 2009 and 2008:

	2009		2008
Risk free interest rate	2.0%		2.9%
Expected life	3.7	Years	4.1	Years
Expected volatility	32.8%		32.5%
Expected dividend yield	0%		0%

The weighted-average grant date fair value of options granted during the first nine months of 2009 was $10.92 compared to $8.06 for the first nine months of 2008. The remaining unrecognized compensation cost related to unvested awards at September 30, 2009, was $38.2 million and the weighted-average period of time over which this cost will be recognized is 2.9 years.

Other Employee Benefit Plans

The Company sponsors other share-based employee benefit plans including a contributory profit sharing and savings plan that covers substantially all employees, an employee stock purchase plan which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value and a performance incentive plan under which the Company’s senior management is awarded shares of restricted stock that vest equally over a three-year period. Compensation expense recognized under these plans is measured based on the market price of the Company’s common stock on the date of award and is recorded over the vesting period. During the three and nine months ended September 30, 2009, the Company recorded approximately $2.7 million and $7.5 million of compensation cost for benefits provided under these plans and a corresponding income tax benefit of approximately $1.1 million and $2.9 million, respectively. During the three and nine months ended September 30, 2008, the Company recorded approximately $2.0 million and $5.7 million of compensation cost for benefits provided under these plans and recognized a corresponding income tax benefit of approximately $0.8 million and $2.2 million, respectively.

10.	Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share for the three and nine months ended September 30:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Numerator (basic and diluted):
Net income	$87,225	$41,399	$235,575	$143,518

Denominator:
Denominator for basic income per common share - weighted-average shares	136,774	132,196	135,869	121,133
Effect of stock options	1,764	885	1,573	940
Effect of exchangeable notes	166	—	—	—

Denominator for diluted income per common share - adjusted weighted-average shares	138,704	133,081	137,442	122,073

Basic net income per common share	$0.64	$0.31	$1.73	$1.18

Net income per common share-assuming dilution	$0.63	$0.31	$1.71	$1.18

Incremental net shares for the exchange feature of the Notes, (see Note 4 “Long-Term Debt”), were included in the diluted earnings per share calculation for the three months ended September 30, 2009; however, the incremental net shares for the exchange feature of the Notes were not included in the diluted earnings per share calculation for the nine months ended September 30, 2009, as the impact of the Notes would have been antidilutive.

For the three months ended September 30, 2009 and 2008, the Company did not include in the computation of diluted earnings per share approximately 0.1 million and 6.0 million shares, respectively. For the nine months ended September 30, 2009 and 2008, the Company did not include in the computation of diluted earnings per share approximately 1.3 million and 4.5 million shares, respectively. These shares represent underlying stock options not included in the computation of diluted earnings per share because inclusion of such shares would have been antidilutive.

11.	Legal Matters

O’Reilly Litigation

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows in a particular quarter or annual period. In addition, O’Reilly is involved in resolving the governmental investigations that were being conducted against CSK prior to its acquisition by O’Reilly.

CSK Pre-Acquisition Matters – Governmental Investigations and Actions

As previously reported, the pre-acquisition SEC investigation respecting CSK was settled by administrative order without fines, disgorgement or other financial remedies. However, the previously reported SEC complaint against four (4) former employees of CSK for alleged conduct related to the historical accounting practices of CSK remains ongoing. On July 22, 2009, as previously reported, the SEC filed a complaint against Maynard L. Jenkins, the former chief executive officer of CSK, and this action continues. That action seeks reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002.

The previously reported investigation by the DOJ regarding certain historical accounting practices of CSK remains ongoing. On April 7, 2009, as previously reported, the DOJ filed a criminal complaint against two (2) of the former employees of CSK who are also the subjects of the aforementioned SEC complaint which remain ongoing.

As a result of the CSK acquisition, O’Reilly expects to continue to incur ongoing legal fees related to the ongoing DOJ investigation and indemnity obligations for the litigation that has commenced by the DOJ and SEC. O’Reilly has a remaining reserve of $20.5 million, which was recorded as an assumed liability in the Company’s allocation of the purchase price of CSK. O’Reilly has incurred approximately $2.1 million of such legal costs related to the government investigations and indemnity obligations in the first nine months of 2009.

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

In December 2007, the FASB issued the Business Combinations Topic 805 (“Topic 805”) of the FASB ASC. Topic 805 applies to any transaction or other event that meets the definition of a business combination. Where applicable, Topic 805 establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, Topic 805 determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. The initial adoption of Topic 805 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued the Consolidation Topic (“Topic 810”) of the FASB ASC, which is effective for fiscal years beginning after December 15, 2008. Topic 810 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. Topic 810 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The provisions of Topic 810 were effective for the Company beginning January 1, 2009, and are applied prospectively. The adoption of Topic 810 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued the Derivatives and Hedging Topic 815 (“Topic 815”) of the FASB ASC, which requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Topic 815 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of Topic 815 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. Topic 815 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has adopted the provisions of Topic 815 beginning with its condensed consolidated financial statements for the quarter ended March 31, 2009.

In May 2008, the FASB issued the Debt with Conversions and Other Options Topic 470 (“Topic 470”) of the FASB ASC, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion and specifies that issuers of such instruments should separately account for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Topic 470 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statement of operations. Topic 470 is effective for fiscal years and interim periods beginning after December 15, 2008, with early application prohibited. The Company adopted the provisions of Topic 470 beginning with its condensed consolidated financial statements for the quarter ended March 31, 2009; however, the adoption of Topic 470 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 4 “Long-Term Debt”.

In April 2009, the FASB issued the Financial Instruments Topic 825 (“Topic 825”) of the FASB ASC. This Topic requires quarterly disclosure of the methods and significant assumptions used to estimate the fair values of all financial instruments, and is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of Topic 825 beginning with its condensed consolidated financial statements for the quarter ended June 30, 2009. The application of this guidance affects disclosures only and therefore did not have an impact on the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued the Subsequent Events Topic 855 (“Topic 855”) of the FASB ASC. Topic 855 incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards. Topic 855 addresses events which occur after the balance sheet date but before the issuance of financial statements. Under Topic 855, as under current practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose, but not record, the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. In addition, Topic 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. Topic 855 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of Topic 855 beginning with its condensed consolidated financial statements for the quarter ended June 30, 2009.

In June 2009, the FASB issued the Generally Accepted Accounting Standards Topic 105 (“Topic 105”) of the FASB ASC. Topic 105 defines the FASB ACS as the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure; also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. Topic 105 is effective for reporting periods ending after September 15, 2009. The Company adopted the provisions of Topic 105 beginning with its consolidated financial statements for the quarter ended September 30, 2009, and the Company’s financial statements and related disclosures reflect the newly adopted codification.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” or “O’Reilly” refer to O’Reilly Automotive, Inc. and its Subsidiaries.

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses including the acquisition of CSK Auto Corporation (“CSK”), weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2008, for additional factors that could materially affect our financial performance.

Overview

We are one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (“DIY”) customers and professional installers. At September 30, 2009, we operated 3,415 stores in 38 states. The table below depicts our store activity from January 1, 2008, through September 30, 2009:

	Store Count
	O’Reilly	Checker	Schuck’s	Kragen	Murray’s	Total
January 1, 2008	1,830	—	—	—	—	1,830
New	154	2	1	1	—	158
CSK Acquisition	—	489	217	495	141	1,342
Merged	—	(35)	—	—	—	(35)
Converted	51	(51)	—	—	—	—
Closed	(4)	(3)	(2)	(1)	—	(10)

December 31, 2008	2,031	402	216	495	141	3,285
New	139	—	1	—	—	140
Merged	—	(6)	—	—	—	(6)
Converted	213	(72)	—	—	(141)	—
Closed	—	(2)	—	(2)	—	(4)

September 30, 2009	2,383	322	217	493	—	3,415

Our stores carry an extensive product line, including the products bulleted below:

•	new and remanufactured automotive hard parts, such as alternators, starters, fuel pumps, water pumps, brake system components, batteries, belts, hoses, chassis parts and engine parts;

•	maintenance items, such as oil, antifreeze, fluids, filters, wiper blades, lighting, engine additives and appearance products;

•	accessories, such as floor mats, seat covers and truck accessories; and

•	a complete line of auto body paint and related materials, automotive tools and professional service equipment.

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

We view the following factors to be the key drivers of current and future demand for the products we sell:

Number of miles driven and number of registered vehicles:

Total miles driven in the U.S. heavily influences the demand for the repair and maintenance products we sell. The long-term trend in the number of vehicles on the road and the total miles driven in the U.S. has exhibited steady growth over the past decade. Between 1999 and 2007, the total number of miles driven in the United States increased at an annual rate of approximately 1.6%. According to the Department of Transportation, estimated total number of miles driven declined by 3.6% in 2008 and is flat through the first eight months of 2009. The relatively flat number of miles driven thus far in 2009 as compared to 2008 is due to lower fuel costs compared to those in 2008, but the overall decrease in miles driven in recent years is a result of challenging macroeconomic conditions. The total number of registered vehicles on the road has increased from 201 million light vehicles in 1999 to 242 million in 2008. We believe that the decrease in miles driven in 2008 and the relatively flat number of miles driven through the first eight months of 2009 is a short-term trend, and that long-term miles driven will increase in the future because of the increasing number of vehicles on the road.

Average vehicle age:

Changes in the average age of vehicles on the road impacts demand for automotive aftermarket products. As the average age of a vehicle increases, the vehicle goes through more routine maintenance cycles requiring replacement parts such as brakes, belts, hoses, batteries and filters. The sales of these products are a key component of our business. As reported by the Automotive Aftermarket Industry Association (“AAIA”) the average age of the United States vehicle population has increased over the past decade from 9.1 years for passenger cars and 8.5 years for light trucks in 1999 to 10.6 and 9.3 years, respectively, in 2008. Based on estimates provided by the AAIA, new car sales decreased 4.7% between 1999 and 2007 for the light vehicle market; however, sales for the same market decreased 18.5% in 2008. In light of the dramatic decrease in the sale of new cars and light trucks in 2008, we expect that consumers will continue to choose to keep their vehicles longer and drive them at higher mileages and that this increasing trend in average vehicle age will continue.

Unperformed maintenance:

According to estimates compiled by the AAIA, the annual amount of unperformed or underperformed maintenance in the United States totaled $50 billion for 2008. This metric represents the degree to which routine vehicle maintenance recommended by the manufacturer is not being performed. Consumer decisions to avoid or defer maintenance affect demand for our products and the total amount of unperformed maintenance represents potential future demand. We believe that challenging macroeconomic conditions in 2008 contributed to the amount of unperformed maintenance; however, with the reduced number of new car sales, we believe the amount of underperformed maintenance is decreasing as people place a higher focus on maintaining their current vehicle with the expectation of keeping the vehicle longer than they would have in a better macroeconomic environment.

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

•

Vendor concessions – We receive concessions from our vendors through a variety of programs and arrangements, including co-operative advertising, allowances for warranties, merchandise allowances and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes, are reported as a reduction of advertising expense in the period in which the advertising occurred. All other material vendor concessions are recognized as a reduction to the cost of inventory. Amounts receivable from vendors also include amounts due to us, relating to vendor purchases and product returns. Management regularly reviews amounts receivable from vendors and assesses the need for a reserve for uncollectible amounts based on our evaluation of our vendors’ financial position and corresponding ability to meet their financial obligations. Based on our historical results and current assessment, we have not recorded a reserve for uncollectible amounts in our consolidated financial statements, and we do not believe there is a reasonable likelihood that our ability to collect these amounts will differ from our expectations. The eventual ability of our vendors to pay us the obliged amounts could differ from our assumptions and estimates, and we may be exposed to losses or gains that could be material.

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

•

Valuation of Long-Lived Assets and Goodwill – We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. As part of the evaluation, we review performance at the store level to identify any stores with current period operating losses that should be considered for impairment. A potential impairment has occurred if the projected future undiscounted cash flows realized from the best possible use of the asset are less than the carrying value of the asset. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives and fair values of the assets. Actual results could differ from these estimates, which could materially impact our impairment assessment.

We review goodwill and other intangible assets for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We have not historically recorded a material impairment to our goodwill or intangible assets. The process of evaluating goodwill for impairment involves the determination of the fair value of our Company. Inherent in such fair value determinations are certain judgments and estimates, including estimates which incorporate assumptions marketplace participants would use in making their estimates of fair value. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, we will adjust the carrying value of these assets in the period in which the impairment occurs, however, we do not believe there has been any change of events or circumstances that would indicate that a reevaluation of goodwill or other intangible assets is required as of September 30, 2009, nor do we believe goodwill or any other intangible assets are at risk of failing impairment testing.

RESULTS OF OPERATIONS

Sales increased $147 million, or 13% from $1.11 billion in the third quarter of 2008, to $1.26 billion in the third quarter of 2009. Sales for the first nine months of 2009 were $3.67 billion, an increase of $1.21 billion or 49% over sales for the first nine months of 2008. The following table presents the components of the increase in sales for the three and nine months ended September 30, 2009 (in millions):

	Increase in Sales for Three Months Ended September 30, 2009, compared to the same period in 2008	Increase in Sales for Nine Months Ended September 30, 2009, compared to the same period in 2008
Comparable store sales	$51.1	$159.0
Stores opened throughout 2008, excluding stores open at least one year that are included in comparable store sales	12.5	68.3
Sales of stores opened throughout 2009	24.2	44.6
Non-store sales including machinery, sales to independent parts stores and team members	2.7	4.3
Acquired CSK store sales, excluding sales that are included in comparable store sales (sales after 07/11/2009, the one year anniversary of the acquisition)	56.5	935.2

Total increase in sales	$147.0	$1,211.4

Comparable store sales for stores operating on the O’Reilly systems increased 5.3% for the third quarter of 2009; these stores include core O’Reilly Brand stores, converted Checker stores and converted Murray’s stores. Comparable store sales for stores operating on the legacy CSK systems increased 5.2% for the third quarter of 2009. Consolidated comparable store sales increased 5.3% for the third quarter of 2009. Comparable store sales for stores operating on the O’Reilly systems increased 6.4% for the first nine months of 2009. Comparable store sales for stores operating on the legacy CSK systems increased 2.9% for the first nine months of 2009. Consolidated comparable store sales increased 5.2% for the first nine months of 2009. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to team members and sales during the one to two week period the CSK branded stores are closed for conversion.

We believe that the increased sales achieved by our stores are the result of superior inventory availability, a broader selection of products offered in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of the stores, compensation programs for all store team members that provide incentives for performance and our continued focus on serving professional installers. We opened 32 new O’Reilly branded stores in the three months ended September 30, 2009. At September 30, 2009, we operated 3,415 stores compared to 3,277 stores at September 30, 2008. Due to the acquisition of CSK, we anticipate new store unit growth to be limited to 150 new stores in 2009, excluding the consolidation and closure of underperforming stores related to the acquisition of CSK.

Gross profit increased $104 million, or 20% from $507 million (or 45.6% of sales) in the third quarter of 2008 to $611 million (or 48.5% of sales) in the third quarter of 2009. Gross profit increased $644 million, or 58%, from $1.11 billion (or 45.2% of sales) for the nine months ended September 30, 2008, to $1.76 billion (or 47.8% of sales) for the nine months ended September 30, 2009. The increase in gross profit dollars was primarily a result of the increase in sales resulting from the acquisition of CSK and sales from new stores. The increase in gross profit as a percentage of sales is primarily the result of changes in product mix, lower product acquisition cost, distribution system improvements, sales from acquired CSK stores and a favorable pricing environment on certain commodity based products. Our product mix was improved by the continued customization of our merchandise selections at each store based on vehicle demographics and customer demands in each store’s market. The product buying synergies realized were due to improved negotiating leverage with vendors as a result of large purchase volume increases driven by the CSK acquisition. Improvements in our distribution system were the result of capital projects designed to create operating expense efficiencies. Gross margin percentages on sales at CSK stores are typically higher than existing O’Reilly branded stores primarily because a greater portion of these sales are made to DIY customers, which typically have higher gross margin percentages, and overall price levels that are specific to the markets in which the acquired stores are located. The reductions in commodity prices, without corresponding decreases in retail pricing, are expected to normalize over the remainder of the year.

Selling, general and administrative expenses (“SG&A”) increased $46 million, or 11%, from $415 million (or 37.3% of sales) in the third quarter of 2008 to $461 million (or 36.7% of sales) in the third quarter of 2009. The dollar increase in SG&A expenses resulted from the additional team members and other resources needed to support our increased store count. The decrease in SG&A as a percentage of sales was primarily due to a reduction in administrative overhead as we transition the CSK headquarters operations in Phoenix, Arizona to our facilities in Springfield, Missouri and increased leverage of fixed costs as a result of the increase in comparable store sales. SG&A increased $487 million, or 57%, from $858 million (or 34.8% of sales) for the nine months ended September 30, 2008, to $1.34 billion (or 36.6% of sales) for the nine months ended September 30, 2009. The increase in SG&A as a percentage of sales was attributable to the addition of the acquired CSK stores, which have a higher expense structure than the core O’Reilly store base, and the additional store payroll required to complete the ongoing product-line changeovers for acquired CSK stores.

Interest expense remained flat at $11 million (or 1.0% of sales) during the third quarter of 2008 and $11 million (or 1.0% of sales) in the third quarter of 2009. Interest expense increased $21 million, from $13.1 million (or 0.5% of sales) during the nine months ended September 30, 2008, to $34.1 million (or 1.0% of sales) during the nine months ended September 30, 2009. The increase in interest expense for the nine months ended September 30, 2009, is the result of borrowings under our asset-based revolving credit facility that were used to fund the ongoing capital expenditures related to the integration of the operations of CSK. Other income (expense) for the third quarter and nine months ended September 30, 2008, included one-time charges of $4.2 million for interim financing facility commitment fees related to the CSK acquisition and $7.2 million of debt prepayment costs resulting from the payoff of our existing senior notes and synthetic lease facility.

Our provision for income taxes increased $22.3 million to $52.1 million for the third quarter of 2009 compared to $29.8 million for the same period in 2008. Our effective tax rate was 37.4% of income before income taxes for the third quarter of 2009 versus 41.8% for the same period in 2008. The decrease in effective tax rate is the result of a one-time charge to adjust tax liabilities in the amount of $3.1 million relating to the CSK acquisition in the third quarter of 2008. Our provision for income taxes increased $55.0 million to $145.4 million for the first nine months of 2009 compared to $90.4 million for the same period in 2008. Our effective tax rate was 38.2% of income before income taxes for the nine months ended September 30, 2009, versus 38.6% for the same period in 2008. The decrease in effective tax rate is the result of the one-time charge to adjust tax liabilities in 2008 relating to the CSK acquisition offset by the generally higher effective tax rates in most states where CSK stores are located.

As a result of the impacts discussed above, net income for the third quarter increased $46 million from $41 million in 2008 (or 3.7% of sales) to $87 million in 2009 (or 6.9% of sales). Net income for the nine months ended September 30, 2009, increased $92 million from $144 million for the same period in 2008 (or 5.8% of sales) to $236 million in 2009 (or 6.4% of sales).

Our diluted earnings per common share for the third quarter of 2009 increased 103% to $0.63 on 138.7 million shares compared to $0.31 for the third quarter of 2008 on 133.1 million shares. Diluted earnings per common share for the nine months ended September 30, 2009, increased 45% to $1.71 on 137.4 million shares compared to $1.18 for the same period in 2008 on 122.1 million shares. Our third quarter ended September 30, 2008, includes charges related to the July 11, 2008, acquisition of CSK. These charges include one-time costs for prepayment and extinguishment of our existing debt, commitment fees for an unused interim financing facility, a one-time adjustment to the tax liabilities resulting from the acquisition of CSK and a non-cash charge to amortize the value assigned to CSK’s trade names and trademarks, which will be amortized over a period coinciding with the anticipated conversion of CSK store locations. Our third quarter ended September 30, 2009, results include a non-cash charge to amortize the value assigned to CSK’s trade names and trademarks, which will be amortized over the next approximately one year, to coincide with the anticipated conversion of CSK branded store locations to O’Reilly branded locations. Adjusted diluted earnings per share, excluding the impact of the acquisition related charges, increased 58% to $0.63 for the third quarter of 2009 from $0.40 for the same period one year ago. The table below outlines the impact of the acquisition related charges for the three months ended September 30, 2009 and 2008:

	Net Income		Diluted Earnings Per Share
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008
Net income excluding acquisition related charges	$87,944	$53,055	$$0.63	$0.40
Acquisition related charges:
Debt prepayment costs, net of tax	—	4,412	—	0.03
Commitment fee for interim financing facility, net of tax	—	2,558	—	0.02
Adjustments to tax liabilities	—	3,142	—	0.02
Amortization of trade names and trademarks, net of tax	719	1,544	—	0.02

Net income and diluted EPS	$87,225	$41,399	$0.63	$0.31

Adjusted diluted earnings per share, excluding the impact of the acquisition related charges, increased 37% to $1.74 for the first nine months of 2009 from $1.27 for the same period one year ago. The table below outlines the impact of the acquisition related charges for the nine months ended September 30, 2009 and 2008:

	Net Income		Diluted Earnings Per Share
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income excluding acquisition related charges	$238,757	$155,174	$1.74	$1.27
Acquisition related charges:
Debt prepayment costs, net of tax	—	4,412	—	0.04
Commitment fee for interim financing facility, net of tax	—	2,558	—	0.02
Adjustments to tax liabilities	—	3,142	—	0.02
Amortization of trade names and trademarks, net of tax	3,182	1,544	0.03	0.01

Net income and diluted EPS	$235,575	$143,518	$1.71	$1.18

The acquisition-related adjustment to EPS in the above paragraph and table present certain financial information not derived in accordance with GAAP. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of adjusted net income and earnings per share excluding acquisition-related charges provides meaningful supplemental information to both management and investors that is indicative of the Company’s ongoing core operations. Management excludes these items in judging our performance and believes this non-GAAP information is useful to gain an understanding of the recurring factors and trends affecting our business. Material limitations of this non-GAAP measure are that such measures do not reflect actual GAAP amounts and amortization of acquisition-related trade names and trademarks reflect charges to net income and earnings per share that will recur over the estimated useful lives of the assets ranging from one to three years. We compensate for such limitations by presenting, in the table above, the accompanying reconciliation to the most directly comparable GAAP measures.

LIQUIDITY

Net cash provided by operating activities was unchanged at $289 million for the first nine months of 2008 as well as the first nine months of 2009. An increase in net inventory investment to align product offerings across the chain, was offset by an increase in net income adjusted for the effect of non-cash depreciation and amortization charges, stock compensation charges and deferred income taxes. Net inventory investment reflects our investment in inventory net of the amount of accounts payable to vendors.

Net cash used in investing activities increased $26 million, from $289 million during the first nine months of 2008 to $315 million for the comparable period in 2009. The increase in cash used is primarily due to capital expenditures related to the integration of CSK, which include the purchase of properties for future distribution centers and costs associated with the conversion and rebranding of CSK stores to the O’Reilly Brand partially offset by the cash component of the purchase price of CSK, which was acquired in the third quarter of 2008.

Net cash provided by financing activities increased $46 million from $22 million used in financing activities during the first nine months of 2008 to $24 million provided by financing activities in the first nine months of 2009. The increase in cash provided by financing activities is the result of the reduction of payments on long-term debt in the first nine months of 2009 versus the same period in 2008, the increase in net proceeds from the issuance of common stock related to our stock option plans along with the increase in the associated tax benefit from the exercises and costs incurred in 2008 to initiate our asset-based credit facility, offset by reduced borrowings under the facility. Gross borrowings under the credit facility during the first nine months of 2009 totaled $439 million while gross payments during the same period were $468 million resulting in net decrease in the credit facility of $29 million.

CAPITAL RESOURCES

On July 11, 2008, in connection with the acquisition of CSK (see Note 2 “Business Combination” to the condensed consolidated financial statements), we entered into a credit agreement (the “Credit Agreement”) for a five-year $1.2 billion asset-based revolving credit facility arranged by Bank of America, N.A. (“BA”), which we used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward. The Credit Agreement is comprised of a five-year $1.075 billion tranche A revolving credit facility and a five-year $125 million first-in-last-out revolving credit facility (FILO tranche), both of which mature on July 10, 2013. On the date of the transaction, the amount of the borrowing base available, as described in the Credit Agreement, under the credit facility was $1.05 billion, of which we borrowed $588 million. As of September 30, 2009, the amount of the borrowing base available under the credit facility was $1.193 billion of which we had outstanding borrowings of $585.0 million. The available borrowings under the credit facility are also reduced by stand-by letters of credit issued by us primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. As of September 30, 2009, we had stand-by letters of credit outstanding in the amount of $70.2 million and the aggregate availability for additional borrowings under the credit facility was $538.2 million. As part of the Credit Agreement, we have pledged substantially all of our assets as collateral and we are subject to an ongoing consolidated leverage ratio covenant, with which we complied on September 30, 2009.

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

On each of July 24, 2008, October 14, 2008, and November 24, 2008, we entered into interest rate swap transactions with Branch Banking and Trust Company, BA and/or SunTrust Bank. We entered into these interest rate swap transactions to mitigate the risk associated with our floating interest rate based on LIBOR on an aggregate of $450 million of our debt that is outstanding under the Credit Agreement. We are required to make certain monthly fixed rate payments calculated on the notional amounts, while the applicable counter party is obligated to make certain monthly floating rate payments to us referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of our debt, which may exist under the Credit Agreement plus an applicable margin under the terms of the same credit facility. The interest rate swap transactions have maturity dates ranging from November 28, 2009, through October 17, 2011.

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

Upon exchange of the Notes, we will deliver cash equal to the lesser of the aggregate principal amount of Notes to be exchanged and our total exchange obligation and, in the event our total exchange obligation exceeds the aggregate principal amount of Notes to be exchanged, shares of our common stock in respect of that excess. The total exchange obligation reflects the exchange rate whereby each $1,000 in principal amount of the Notes is exchangeable into an equivalent value of 25.9697 shares of our common stock and $60.6061 in cash. Incremental net shares for the Notes exchange feature were included in the diluted earnings per share calculation for the three months ended September 30, 2009; however, the incremental net shares for the Notes exchange feature were not included in the diluted earnings per share calculation for the nine months ended September 30, 2009, as the impact would have been antidilutive. The net settlement value of the Notes as of September 30, 2009, was $100 million, the principal amount of the Notes. The net interest expense related to the Notes for the three and nine months ended September 30, 2009, was $1.5 million and $4.5 million, respectively, resulting in an effective interest rate of 6.0%.

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

During the third quarter of 2009, we opened 32 new stores. We plan to open approximately 10 additional stores during the remainder of 2009. The funds required for such planned expansions are expected to be provided by cash generated from operating activities and our asset-based revolving credit facility.

CONTRACTUAL OBLIGATIONS

At September 30, 2009, we had long-term debt with maturities of less than one year of $10.2 million and long-term debt with maturities over one year of $693.5 million, representing a total decrease in all outstanding debt of $29.0 million from December 31, 2008.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued the Business Combinations Topic 805 (“Topic 805”) of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). Topic 805 applies to any transaction or other event that meets the definition of a business combination. Where applicable, Topic 805 establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, Topic 805 determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. The initial adoption of Topic 805 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued the Consolidation Topic (“Topic 810”) of the FASB ASC, which is effective for fiscal years beginning after December 15, 2008. Topic 810 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. Topic 810 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The provisions of Topic 810 were effective for us beginning January 1, 2009, and are applied prospectively. The adoption of Topic 810 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued the Derivatives and Hedging Topic 815 (“Topic 815”) of the FASB ASC, which requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Topic 815 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of Topic 815 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. Topic 815 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted the provisions of Topic 815 beginning with our condensed consolidated financial statements for the quarter ended March 31, 2009.

In May 2008, the FASB issued the Debt with Conversions and Other Options Topic 470 (“Topic 470”) of the FASB ASC, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion and specifies that issuers of such instruments should separately account for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Topic 470 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statement of operations. Topic 470 is effective for fiscal years and interim periods beginning after December 15, 2008, with early application prohibited. We adopted the provisions of Topic 470 beginning with our condensed consolidated financial statements for the quarter ended March 31, 2009; however, the adoption of Topic 470 did not have a material impact on our consolidated financial position, results of operations or cash flows. Please see Note 4 “Long-Term Debt” to the condensed consolidated financial statements.

In April 2009, the FASB issued the Financial Instruments Topic 825 (“Topic 825”) of the FASB ASC. This Topic requires quarterly disclosure of the methods and significant assumptions used to estimate the fair values of all financial instruments, and is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of Topic 825 beginning with our condensed consolidated financial statements for the quarter ended June 30, 2009. The application of this guidance affects disclosures only and therefore did not have an impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued the Subsequent Events Topic 855 (“Topic 855”) of the FASB ASC. Topic 855 incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards. Topic 855 addresses events which occur after the balance sheet date but before the issuance of financial statements. Under Topic 855, as under current practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose, but not record, the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. In addition, Topic 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. Topic 855 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of Topic 855 beginning with our condensed consolidated financial statements for the quarter ended June 30, 2009.

In June 2009, the FASB issued the Generally Accepted Accounting Standards Topic 105 (“Topic 105”) of the FASB ASC. Topic 105 defines the FASB ACS as the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure; also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. Topic 105 is effective for reporting periods ending after September 15, 2009. We adopted the provisions of Topic 105 beginning with our condensed consolidated financial statements for the quarter ended September 30, 2009, and our financial statements and related disclosures reflect the newly adopted codification.

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

We are subject to interest rate risk to the extent we borrow against our credit facilities with variable interest rates. Primarily as a result of borrowings to fund the acquisition and integration of CSK, we have interest rate exposure with respect to the $585.0 million outstanding balance on our variable interest rate debt at September 30, 2009; however, from time to time, we have entered into interest rate swaps to reduce this exposure. On each of July 24, 2008, October 14, 2008, and November 24, 2008, we reduced our exposure to changes in interest rates by entering into interest rate swap contracts (the “Swaps”) with a total notional amount of $450 million. The Swaps represent contracts to exchange a floating rate for fixed interest payments periodically over the life of the Swap agreement without exchange of the underlying notional amount. The notional amount of the swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The Swaps have been designated as effective cash flow hedges. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $1.4 million ($0.8 million after tax), based on our exposure to interest rate changes on variable rate debt that is not covered by the Swaps. This analysis does not consider the effects of the change in the level of overall economic activity that could exist in an environment of adversely changing interest rates. In the event of an adverse change in interest rates and to the extent that we have amounts outstanding under our asset-based credit facility, management would likely take further actions that would seek to mitigate our exposure to interest rate risk.

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

CHANGES IN INTERNAL CONTROLS

On July 11, 2008, the Company completed its acquisition of CSK, at which time CSK became a wholly owned subsidiary of the Company. The Company considers the transaction material to results of operations, cash flows and financial position from the date of the acquisition through September 30, 2009. The Company has evaluated CSK’s internal control over financial reporting as part of its overall assessment of internal control over financial reporting at December 31, 2008. During the fiscal quarter ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

O’Reilly Litigation

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows in a particular quarter or annual period. In addition, O’Reilly is involved in resolving the governmental investigations that were being conducted against CSK prior to its acquisition by O’Reilly.

CSK Pre-Acquisition Matters – Governmental Investigations and Actions

As previously reported, the pre-acquisition SEC investigation respecting CSK was settled by administrative order without fines, disgorgement or other financial remedies. However, the previously reported SEC complaint against four (4) former employees of CSK for alleged conduct related to the historical accounting practices of CSK remains ongoing. On July 22, 2009, as previously reported, the SEC filed a complaint against Maynard L. Jenkins, the former chief executive officer of CSK, and this action continues. That action seeks reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002.

The previously reported investigation by the DOJ regarding certain historical accounting practices of CSK remains ongoing. On April 7, 2009, as previously reported, the DOJ filed a criminal complaint against two (2) of the former employees of CSK who are also the subjects of the aforementioned SEC complaint which remain ongoing.

As a result of the CSK acquisition, O’Reilly expects to continue to incur ongoing legal fees related to the ongoing DOJ investigation and indemnity obligations for the litigation that has commenced by the DOJ and SEC. O’Reilly has a remaining reserve of $20.5 million, which was recorded as an assumed liability in the Company’s allocation of the purchase price of CSK. O’Reilly has incurred approximately $2.1 million of such legal costs related to the government investigations and indemnity obligations in the first nine months of 2009.

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

O’REILLY AUTOMOTIVE, INC.

November 6, 2009	/s/ Greg Henslee
Date	Greg Henslee, Co-President and Chief Executive Officer (Principal Executive Officer)

November 6, 2009	/s/ Thomas McFall
Date	Thomas McFall, Executive Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.