Form 10-K
period 2009-12-31
O REILLY AUTOMOTIVE INC
filed 2010-02-26
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(417) 862-6708

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
(Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☒  No    ☐

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

At February 22, 2010, an aggregate of 137,566,704 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $5,326,582,779 based on the last sale price of the common stock reported by The Nasdaq Global Select Market.

At June 30, 2009, an aggregate of 136,129,931 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $5,183,827,772 based on the last sale price of the common stock reported by The Nasdaq Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE

As indicated below, portions of the registrant’s documents specified below are incorporated here by reference:

Document	Form 10-K Part
Proxy Statement for 2010 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A within 120 days of the end of registrant’s most recently completed fiscal year)	Part III

Forward Looking Information

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses including the acquisition of CSK Auto Corporation (“CSK”), weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of this annual report on Form 10-K for the year ended December 31, 2009, for additional factors that could materially affect our financial performance.

PART I

Item 1.	Business

Introduction

O’Reilly Automotive, Inc. and its subsidiaries, collectively “O’Reilly” or the “Company”, is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (“DIY”) customers and professional installers. O’Reilly Automotive, Inc. was incorporated in 1957 as a corporation. The Company was founded by Charles F. O’Reilly and his son, Charles H. “Chub” O’Reilly, Sr. and initially operated from a single store in Springfield, Missouri. The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “ORLY”.

At December 31, 2009, we operated 3,421 stores in 38 states. Our stores carry an extensive product line, including, but not limited to, the products bulleted below (we do not sell tires or perform automotive repairs or installations):

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

On July 11, 2008, we completed the acquisition of CSK, one of the largest specialty retailers of auto parts and accessories in the western United States and one of the largest such retailers in the United States, based on store count. Pursuant to the merger agreement, each share of CSK common stock outstanding immediately prior to the merger was canceled and converted into the right to receive 0.4285 of a share of O’Reilly common stock and $1.00 in cash. To fund the transaction, we entered into a Credit Agreement (“ABL Credit Agreement”) for a $1.2 billion asset-based revolving credit facility (“ABL Credit Facility”) arranged by Bank of America, N.A. (“BA”), which we used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined company going forward. The results of CSK’s operations have been included in our consolidated financial statements since the acquisition date.

At the date of the acquisition, CSK had 1,342 stores in 22 states, operating under four brand names: Checker Auto Parts, Schuck’s Auto Supply, Kragen Auto Parts and Murray’s Discount Auto Parts. This acquisition added stores in twelve new states: Alaska, Arizona, California, Colorado, Hawaii, Idaho, Michigan, Nevada, New Mexico, Oregon, Utah and Washington, and a number of new markets in states where O’Reilly had a presence prior to the acquisition. The integration of CSK is focused on the implementation of our dual market strategy, the ability to effectively serve both DIY customers and professional installers, which requires conversion of store and distribution information systems, enhancements to the distribution infrastructure, inventory offerings and infusion of the O’Reilly culture. Conversion of all CSK stores to O’Reilly branded stores began in October of 2008 and will continue into 2011. In order to implement our proven dual market strategy throughout the CSK store network, we have added a distribution center in Seattle, Washington, in November of 2009, and Moreno Valley, California, in January of 2010, and will add distribution centers in Denver, Colorado and Salt Lake City, Utah, in the first half of 2010. As of December 31, 2009, we had converted 405 CSK stores to O’Reilly systems, merged 41 CSK stores with existing O’Reilly locations, closed 13 CSK stores and opened five new stores in CSK historical markets.

See “Risk Factors” beginning on page 14 for a description of certain risks relevant to our business. These risk factors include, among others, risks related to our growth strategy, the integration of CSK, increased debt levels, our acquisition strategies, competition in the automotive aftermarket business, our dependence upon key and other personnel, future growth assurance, our sensitivity to regional economic and weather conditions, legal proceedings and related matters arising from CSK, the effect of sales of shares of our common stock eligible for future sale, unanticipated fluctuations in our quarterly results, the volatility of the market price of our common stock, our relationships with key vendors and availability of key products, complications in our distribution centers, and environmental legislation and regulations.

Our Business

Our goal is to continue to achieve growth in sales and profitability by capitalizing on our competitive advantages and executing our growth strategy. We remain confident in our ability to continue to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and core O’Reilly values of customer service and expense control. Our intent is to be the dominant auto parts provider in all the markets we serve by providing significant value to both installer and DIY customers.

Competitive Advantages

Proven Ability to Execute a Dual Market Strategy. We have an established track record of effectively serving, at a high level, both DIY customers and professional installers. We believe our ability to execute a dual market strategy is a competitive advantage. The execution of this strategy enables us to better compete by targeting a larger base of consumers of automotive aftermarket parts, by capitalizing on our existing retail and distribution infrastructure, by operating profitably in both large markets and less densely populated geographic areas that typically attract fewer competitors, as well as by enhancing service levels offered to DIY customers through the offering of a broad inventory and the extensive product knowledge required by professional installers.

We have been committed to our dual market strategy for over 30 years. In 2009, core O’Reilly stores derived approximately 53% of our sales from our DIY customers and approximately 47% from our professional installer customers. As a result of our historical success of executing our dual market strategy and our over 450 full-time sales staff dedicated solely to calling upon and servicing the professional installer, we believe we will continue to increase our sales to professional installers and will continue to have a competitive advantage over our retail competitors who derive a high concentration of their sales from the DIY market. In 2009, acquired CSK stores derived approximately 84% of sales from our DIY customers and approximately 16% from our professional installer customers. We have a tremendous opportunity to build on the strong retail base at the CSK stores by growing the commercial business through the implementation of our dual market strategy and capitalizing on our other competitive advantages.

Superior Customer Service. We seek to attract new DIY and professional installer customers and to retain existing customers by offering superior customer service, the key elements of which are bulleted below:

•	superior in-store service through highly-motivated, technically-proficient store personnel (“Professional Parts People”) using an advanced point-of-sale system;

•	an extensive selection and availability of products;

•	attractive stores in convenient locations; and

•	competitive pricing, supported by a good, better, best product assortment designed to meet all of our customers’ quality and value preferences.

Technically Proficient Professional Parts People. Our highly proficient Professional Parts People provide us with a significant competitive advantage, particularly over less specialized retail operators. We require our Professional Parts People to undergo extensive and ongoing training and to be technically knowledgeable, particularly with respect to hard parts, in order to better serve the technically oriented professional installers with whom they interact on a daily basis. Such technical proficiency also enhances the customer service we provide to our DIY customers who value the expert assistance provided by our Professional Parts People.

Strategic Distribution Systems. We believe our commitment to a robust, regional distribution center network provides for superior replenishment and access to hard-to-find parts and enables us to optimize product availability and inventory levels throughout our store network. Our inventory management and distribution systems electronically link each of our stores to a distribution center, providing for efficient inventory control and management. Our distribution system provides each of our stores, excluding the nonconverted CSK stores, with same-day or overnight access to an average of 118,000 stock keeping units (“SKUs”), many of which are hard to find items not typically stocked by other auto parts retailers. Distribution infrastructure enhancements are a key component to the CSK integration plan and will enable us to support the acquired store network with the same inventory availability provided to our historic O’Reilly markets. We believe this timely access to a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

We currently operate 21 distribution centers, including two acquired in the CSK acquisition and our newly opened Greensboro, North Carolina; Seattle, Washington; and Moreno Valley, California, distribution centers. In 2010, we will open additional distribution centers in Denver, Colorado, and Salt Lake City, Utah, to help support the acquired CSK stores in the west. As these new distribution centers open, the acquired CSK stores in those areas will begin to convert to O’Reilly systems and will begin receiving same-day or overnight access to an average of 118,000 SKUs.

Experienced Management Team. Our management team has demonstrated the consistent ability to successfully execute our business plan, including the identification and integration of strategic acquisitions. We have experienced seventeen consecutive years of record revenues and positive comparable store sales results since becoming a public company in April of 1993. We have a strong senior management team comprised of 133 professionals who average 16 years of service. In addition, our 191 corporate managers average 13 years of service and our 311 district managers average 10 years of service.

Growth Strategy

Aggressively Open New Stores. We intend to continue to open new stores to achieve greater penetration in existing markets and to expand into new, contiguous markets. We plan to open approximately 150 stores in 2010 – a majority of these sites have been identified. To date, we have not experienced significant difficulties in locating suitable sites for construction of new stores or identifying suitable acquisition targets for conversion to O’Reilly stores. We typically open new stores either by (i) constructing a new store at a site we purchase or lease and stocking the new store with fixtures and inventory, (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store, or (iii) purchasing multi-store chains. Store sites are strategically located in clusters within geographic areas that complement our distribution network in order to achieve economies of scale in management, advertising and distribution. Other key factors we consider in the site selection process include population density and growth patterns, age and per capita income, vehicle traffic counts, the number and type of existing automotive repair facilities, other competing auto parts stores, other competitors within a pre-determined radius, and the operational strength of such competitors. When entering new, more densely populated markets, we generally seek to initially open several stores within a short span of time in order to maximize the effect of initial promotional programs and achieve economies of scale.

We target both small and large markets for expansion of our store network. While we have faced, and expect to continue to face, aggressive competition in the more densely populated markets, we believe that we have competed effectively, and that we are well positioned to continue to compete effectively, in such markets and achieve our goal of continued sales and profit growth within these markets. We also believe that with our dual market strategy, we are better able to operate stores in less densely populated areas within our geographic footprint, which would not otherwise support a national chain store selling primarily to the retail automotive aftermarket. Consequently, we also expect to continue to open new stores in less densely populated market areas.

Profitable same store sales growth is also an important part of our growth strategy. To achieve improved sales and profitability at existing O’Reilly stores, we continually strive to improve the service provided to our customers. We believe that while competitive pricing is an essential component of successful growth in the automotive aftermarket business, it is customer satisfaction, whether of the DIY consumer or professional installer, resulting from superior customer service that generates increased sales and profitability.

Selectively Pursue Strategic Acquisitions. Although the automotive aftermarket industry is still highly fragmented, we believe the ability of national retail chains, such as ourselves, to operate more efficiently than smaller independent operators or mass merchandisers will result in continued industry consolidation. Thus, our intention is to continue to selectively pursue acquisition targets that will strengthen our position as a leading automotive products supplier.

Continually Enhance Store Design and Location. Our current prototype store design features enhancements such as optimized square footage, higher ceilings, more convenient interior store layouts, improved in-store signage, brighter lighting, increased parking availability and dedicated counters to serve professional installers, each designed to increase sales and operating efficiencies and enhance customer service. We continually update the location and condition of our store network through systematic renovation and relocation of our existing stores to enhance store performance. We believe that our ability to consistently achieve growth in same store sales is due in part to our commitment to maintaining an attractive store network, which is strategically located to best serve our customers.

Grow Professional Installer Relationships in the Western United States. In order to implement our proven dual market strategy throughout the CSK store network and grow our share of the professional installer market in those areas, we opened distribution centers in Seattle, Washington, in November of 2009 and Moreno Valley, California, in January of 2010. We will open two new distribution centers in Denver, Colorado, and Salt Lake City, Utah, in the first half of 2010. The Seattle, Moreno Valley and Denver distribution centers were existing facilities we purchased and ranged in size from 222,000 to 407,000 square feet. The Salt Lake City distribution center will be constructed and total approximately 205,000 square feet. After evaluation of the existing CSK Dixon, California, distribution center, we made the decision to relocate this distribution center to a larger facility in Stockton, California. The Stockton, California, distribution center will be a 520,000 square foot, leased facility that will open in the summer of 2010. These strategically located distribution centers will provide converted CSK stores with same-day or overnight delivery access to an average of 118,000 SKUs and will give these stores an important tool to provide industry-leading customer service to the professional installer, as well as the DIY customer. Our expanded distribution network will provide access to the breadth of SKUs needed to succeed in the professional installer side of the business and will be a very meaningful service enhancement for our retail customers as well.

Management Structure

Each of our stores is staffed with a store manager and one or more assistant managers, in addition to parts specialists, retail and/or installer service specialists and other positions required to meet the specific needs of that store. Each of our 311 district managers has general supervisory responsibility for an average of 11 stores, which provides our stores with the appropriate amount of operational support.

Each district manager receives continuous comprehensive training throughout their management tenure through training sessions and meetings with their regional managers. These training sessions and meetings focus on management techniques, new product announcements, advanced automotive systems training and our policies and procedures. In turn, the information presented at such training sessions and meetings is covered by the district managers at monthly meetings with their store managers. All store managers are required to successfully complete a six-month manager-training program, which includes classroom and field training. This program covers all facets of store operations, as well as principles of successful management. In addition, all new or prospective managers attend a manager development program, at the corporate headquarters in Springfield, Missouri, which includes 40 hours of classroom training. Upon returning to the stores, managers are given continuous field training throughout their management tenure.

We provide financial incentives to our district managers and all store team members through incentive compensation programs. Under our incentive compensation programs, base salary is augmented by incentive compensation based upon their individual and/or store’s sales and profitability. In addition, each of our district and store managers participates in the Company’s stock option program. We believe that our incentive compensation programs significantly increase the motivation and overall performance of our district and store team members and enhance our ability to attract and retain qualified management and other personnel.

Most of our current senior management, district managers and store managers were promoted to their positions from within the Company. Our senior management team averages 16 years of service, corporate management team averages over 13 years of service and district management team have an average length of service of over 10 years.

Team Members

As of January 31, 2010, we employed 44,822 total team members (30,379 full-time team members and 14,443 part-time team members), of whom 37,517 were employed at our stores, 5,756 were employed at our distribution centers and 1,549 were employed at our corporate and regional offices. A union represents 53 stores’ team members in the Greater Bay Area in California, and has for many years – except for these team members, our team members are not represented by a labor union. Our tradition of 53 years has been to treat all of our team members with honesty and respect and to commit significant resources to instill in them our “Live Green” Culture, which emphasizes the importance of every team member’s contribution to the success of O’Reilly. This focus on professionalism and fairness has created an industry-leading team and we consider our relations with our team members to be excellent.

Inflation and Seasonality

We have been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. To the extent our acquisition cost increases due to base commodity price increases industry-wide, we have typically been able to pass along these increased costs through higher retail prices for the affected products. As a result, we do not believe our operations have been materially, adversely affected by inflation.

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

As part of our operations, we handle hazardous materials in the ordinary course of business and our customers may bring hazardous materials onto our property in connection with, for example, our oil and battery recycling programs. We currently provide a recycling program for batteries and the collection of used lubricants at certain of our stores as a service to our customers pursuant to agreements with third-party vendors. The batteries and used lubricants are collected by our associates, deposited into vendor-supplied containers and pallets and then disposed of by the third-party vendors. In general, our agreements with such vendors contain provisions that are designed to limit our potential liability under applicable environmental regulations for any damage or contamination, which may be caused by the batteries and lubricants to off-site properties (including as a result of waste disposal) and to our properties, when caused by the vendor.

Compliance with any such laws and regulations has not had a material adverse effect on our operations to date. We cannot give any assurance, however, that we will not incur significant expenses in the future in order to comply with any such law or regulation.

Available Information

Our Internet address is www.oreillyauto.com. Interested readers can access, free of charge, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission website at www.sec.gov and searching with our ticker symbol “ORLY”. Such reports are generally available the day they are filed. Upon request, the Company will furnish interested readers a paper copy of such reports free of charge by contacting Thomas McFall, Executive Vice President of Finance and Chief Financial Officer, at 233 South Patterson, Springfield, Missouri, 65802.

Store Operations

Store Network

Store Locations. As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national chain selling primarily to the retail automotive aftermarket. The following table sets forth the geographic distribution of our stores:

	December 31, 2008		2009 Net New O’Reilly Stores		2009 CSK Net New, Merged or Closed Stores		December 31, 2009
State	Store Count	% of Total Store Count	Store Count	% of Total Store Count	Store Count	% of Total Store Count	Store Count	% of Total Store Count	Cumulative % of Total Store Count
Texas	506	15.4%	15	10.6%	—	—	521	15.2%	15.2%
California	480	14.6%	—	0.0%	(3)	42.8%	477	13.9%	29.1%
Missouri	175	5.3%	2	1.4%	—	—	177	5.2%	34.3%
Georgia	131	4.0%	12	8.5%	—	—	143	4.2%	38.5%
Washington	139	4.2%	—	0.0%	—	—	139	4.1%	42.6%
Arizona	129	3.9%	—	0.0%	—	—	129	3.8%	46.4%
Tennessee	122	3.7%	7	5.0%	—	—	129	3.8%	50.2%
Illinois	123	3.7%	3	2.1%	(1)	14.3%	125	3.7%	53.9%
Oklahoma	106	3.2%	3	2.1%	—	—	109	3.2%	57.1%
Alabama	103	3.1%	2	1.4%	—	—	105	3.1%	60.2%
Minnesota	100	3.0%	—	0.0%	—	—	100	2.9%	63.1%
Arkansas	94	2.9%	2	1.4%	—	—	96	2.8%	65.9%
Colorado	89	2.7%	—	0.0%	(2)	28.6%	87	2.5%	68.4%
Louisiana	79	2.4%	1	0.7%	—	—	80	2.3%	70.7%
North Carolina	48	1.5%	29	20.4%	—	—	77	2.3%	73.0%
Indiana	70	2.1%	4	2.8%	—	—	74	2.2%	75.2%
Mississippi	68	2.1%	3	2.1%	—	—	71	2.1%	77.3%
Michigan	65	2.0%	2	1.4%	—	—	67	2.0%	79.3%
Iowa	65	2.0%	—	0.0%	—	—	65	1.9%	81.2%
Kansas	64	2.0%	1	0.7%	—	—	65	1.9%	83.1%
Ohio	42	1.3%	21	14.8%	—	—	63	1.8%	84.9%
Wisconsin	45	1.4%	10	7.0%	—	—	55	1.6%	86.5%
Utah	55	1.7%	—	0.0%	(1)	14.3%	54	1.6%	88.1%
Kentucky	53	1.6%	1	0.7%	—	—	54	1.6%	89.7%
South Carolina	40	1.2%	10	7.0%	—	—	50	1.5%	91.2%
Nevada	45	1.4%	—	0.0%	—	—	45	1.3%	92.5%
Oregon	42	1.3%	—	0.0%	—	—	42	1.2%	93.7%
New Mexico	35	1.1%	3	2.1%	—	—	38	1.1%	94.8%
Florida	24	0.7%	8	5.7%	—	—	32	0.9%	95.7%
Idaho	30	0.9%	—	0.0%	—	—	30	0.9%	96.6%
Nebraska	28	0.9%	1	0.7%	—	—	29	0.8%	97.4%
Montana	23	0.7%	—	0.0%	—	—	23	0.7%	98.1%
Wyoming	16	0.5%	—	0.0%	—	—	16	0.5%	98.6%
North Dakota	12	0.4%	—	0.0%	—	—	12	0.4%	99.0%
Alaska	11	0.3%	—	0.0%	—	—	11	0.3%	99.3%
Hawaii	11	0.3%	—	0.0%	—	—	11	0.3%	99.6%
South Dakota	10	0.3%	1	0.7%	—	—	11	0.3%	99.9%
Virginia	7	0.2%	2	1.4%	—	—	9	0.1%	100.0%

Total	3,285	100%	143	100%	(7)	100%	3,421	100%

Our stores, on average, carry approximately 22,000 SKUs and average approximately 7,000 total square feet in size. At December 31, 2009, we had a total of approximately 24.2 million square feet in our 3,421 stores. Our stores are served primarily by the nearest distribution center, but they also have access to the broader selection of inventory available at one of our 196 Master Inventory Stores, which on average carry approximately 38,000 SKUs and average approximately 9,900 square feet in size. In addition to serving DIY and professional installer customers in their markets, Master Inventory Stores also provide our other stores within the contiguous area access to a greater selection of SKUs on a same-day basis.

We believe that our stores are “destination stores” generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Consequently, most of our stores are freestanding buildings and prominent end caps situated on or near major traffic thoroughfares, and offer ample parking, easy customer access and proximity to our installer customers.

Store Layout. We utilize a computer-assisted “plan-o-grammed” store layout system to provide a uniform and consistent merchandise presentation; however, each store’s hard-parts inventory assortment is customized to meet the specific needs of a particular market area. Front room merchandise is arranged to provide easy customer access, maximum selling space and to prominently display high-turnover products and accessories to customers. To ensure the best customer experience possible, we have selectively implemented bilingual in-store signage based on the demographics in each store’s geographic area. Aisle displays and end caps are used to feature high-demand or seasonal merchandise, new items and advertised specials.

Store Automation. To enhance store-level operations, customer service and reliability, we use IBM I-Series and X-Series computer systems in stores that have converted to the O’Reilly systems. These systems are linked with the I-Series computers located in each of our distribution centers. Our point-of-sale terminals provide immediate access to our electronic catalog to graphically display parts and pricing information by make, model and year of vehicle and use bar code scanning technology to price our merchandise. This system speeds transaction times, reduces the customer’s checkout time, ensures accuracy and provides enhanced customer service. Moreover, our store automation systems capture detailed sales information which assists in store management, strategic planning, inventory control and distribution efficiency. As CSK stores are converted to O’Reilly stores, IBM I-Series and X-Series computer systems are installed in the converted store, linking the store to our distribution centers, electronic catalog and pricing information.

New Store Site Selection. In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in management, advertising and distribution. Other key factors we consider in the site selection process are bulleted below:

•	population density and segmentation;

•	market economic strength, retail draw and growth patterns;

•	age, ethnicity and per capita income;

•	number of registered vehicles;

•	the number, type and sales potential of existing automotive repair facilities;

•	the number of auto parts stores and other competitors within a predetermined radius and the operational strength of such competitors; and

•	physical location, size, economics and presentation of the site.

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

Products and Purchasing

Our stores offer DIY and professional installer customers a wide selection of brand name and private label products for domestic and imported automobiles, vans and trucks. We do not sell tires or perform automotive repairs or installations. Our merchandise generally consists of nationally recognized, well-advertised, premium name brand products such as AC Delco, Armor All, BWD, Cardone, Castrol, Federal Mogul, Gates Rubber, Monroe, Moog, Pennzoil, Prestone, Quaker State, STP, Turtle Wax, Valvoline, Wagner, and Wix. In addition to name brand products, our stores carry a wide variety of high-quality private label products under our BestTest®, BrakeBest®, Master Pro®, Micro-Gard®, Murray and Omnispark®, O’Reilly Auto Parts®, Power Torque®, Super Start®, and Ultima® proprietary name brands. Our private label products are produced by nationally recognized manufacturers and meet or exceed original equipment manufacturer specifications and provide a great combination of quality and value – a characteristic important to our DIY customers. We have added O’Reilly branded chemicals and commodities as well as proprietary private label products to all converted and nonconverted, acquired CSK stores. These stores have also undergone hard-part resets, which significantly increased their hard-part SKU offering, giving our customers in all stores a good, better, and best product offering.

We purchase automotive products in substantial quantities from over 500 vendors, the five largest of which accounted for approximately 24% of our total purchases in 2009. Our largest vendor in 2009 accounted for approximately nine percent of our total purchases and the next four largest vendors each accounted for approximately three to four percent of such purchases. We have no long-term contractual purchase commitments with any of our vendors, nor have we experienced difficulty in obtaining satisfactory alternative supply sources for automotive parts. We believe that alternative supply sources exist at substantially similar costs, for substantially all of the automotive products that we sell. It is our policy to take advantage of payment and seasonal purchasing discounts offered by our vendors and to utilize extended dating terms available from vendors. During 2009, we entered into various programs and arrangements with certain vendors that provided for extended dating and payment terms for inventory purchases. As a whole, we consider our relationships with our vendors to be very good.

Pricing

We believe that a competitive pricing policy is essential to successfully operate in the automotive aftermarket business. Product pricing is generally established to compete with the pricing policies of competitors in the market area served by each store. Most automotive products that we sell are priced based upon a combination of competitor price comparisons and internal gross margin targets and are generally sold at a discount to the manufacturer’s suggested retail price with additional savings offered through volume discounts and special promotional pricing. Consistent with our low price guarantee, each of our stores will match any verifiable price on any in-stock product of the same or comparable quality offered by our competitors in the same market area.

We have repositioned the product offering and pricing in all CSK stores to an every-day low price strategy to ensure we are competitive in every market. We feel competitive pricing is needed to grow our market share and maintain a customer’s repeat business, and we feel strongly that this strategy is more sustainable, requires less promotional spending and will produce better results than CSK’s historical promotional-based, high-low pricing strategy.

Professional Parts People

We believe our highly trained team of Professional Parts People is essential in providing superior customer service to both DIY and professional installer customers. Because a significant portion of our business is from installers, our Professional Parts People are required to be technically proficient in automotive products. In addition, we have found that the typical DIY customer often seeks assistance from a Professional Parts Person, particularly when purchasing hard parts. The ability of our Professional Parts People to provide such assistance to the DIY customer creates a favorable impression and is a significant factor in generating repeat DIY business.

We screen prospective team members to identify highly motivated individuals who either have experience with automotive parts or repairs, or automotive aptitude. New store team members go through a comprehensive orientation about the culture of our company as well as the requirements for their specific job position. Additionally, during their first year of employment, our parts specialists go through extensive automotive systems training to prepare them to become certified by the National Institute for Automotive Service Excellence (ASE). Parts specialists also receive ongoing product knowledge training to ensure they are able to provide the highest level of service to our customers.

All of our stores have the ability to service professional installer customers. For this reason, select team members in each store complete extensive sales call training with their regional field sales manager. Afterward, these team members spend one day per week calling on existing and potential professional installer customers. Additionally, each team member engaged in such sales activities participates in quarterly advanced training programs for sales and business development.

Customer Service

We seek to provide our customers with an efficient and pleasant in-store experience by maintaining attractive stores in convenient locations with a wide selection of automotive products. We believe that the satisfaction of DIY and professional installer customers is substantially dependent upon our ability to provide, in a timely fashion, the specific automotive products requested. Accordingly, each O’Reilly store carries a broad selection of automotive products designed to cover a wide range of vehicle applications. We continuously refine the inventory levels and assortments carried in our stores, based in large part on the sales movement tracked by our inventory control system, market vehicle registration data, failure rates and management’s assessment of the changes and trends in the marketplace.

Marketing

Marketing to the DIY Customer. We aggressively promote sales to DIY customers through an integrated marketing program, which includes television, radio, direct mail and newspaper advertising, in-store and online promotions, and sports and event sponsorships.

Our marketing activities have resulted in a significant increase in our brand awareness across our geographic footprint. We utilize a combination of brand and product/price messaging to drive retail traffic and purchases, which frequently coincide with key sales events. During 2009, we continued to co-brand our advertising in the markets where nonconverted CSK stores are located. This advertising and marketing is essential to build awareness of the O’Reilly Brand in those markets to allow for a smoother transition as stores are rebranded. In addition to co-branding in these select markets, we have co-branded all existing CSK advertising programs that have national exposure.

To stimulate sales to race enthusiasts, who we believe on an individual basis spend more on automotive products than the general public, we sponsored multiple nationally televised races and over 1,500 grassroots, local, and regional motorsports events in 38 states during 2009. We continued our partnership with NASCAR as the Official Auto Parts Store of NASCAR and in the fall of 2009 we sponsored the Checker O’Reilly Auto Parts 500 NASCAR Sprint Cup race, at the Phoenix International Raceway.

During the fall and winter, we strategically sponsor National Collegiate Athletic Association (“NCAA”) basketball and the National Football League (“NFL”). We have relationships with over 80 NCAA teams and tournaments resulting in the placement of the O’Reilly logo on courts, goal stanchions, seat backs, kick plates, and scoring table signs throughout the season. O’Reilly Auto Parts radio advertising can be heard in approximately 200 NFL games through our sponsorship of a dozen teams.

In 2009, we continued our dedicated problem/solution messaging strategy, which encourages vehicle owners to perform regular maintenance as a way to save money and protect their automotive investment over the long term. We expanded our Hispanic marketing efforts to capture incremental sales from this dynamic and growing consumer segment.

Marketing to the Professional Installer. We have over 450 full-time O’Reilly sales representatives strategically located across our market areas. Each sales representative is dedicated solely to calling upon, selling to and servicing our professional installer customers. Targeted marketing materials such as flyers, quick reference guides and catalogs are produced and distributed on a regular basis to professional installers, paint and body shops and fleet customers. Our industry leading First Call program enables our sales representatives, district managers, and store managers to provide excellent customer service to each of our professional installer accounts by providing the products and services bulleted below:

•	broad selection of merchandise at competitive prices;

•	dedicated Installer Service Specialists in our stores;

•	multiple deliveries from our stores per day;

•	same-day or overnight access to an average of 118,000 SKUs through five-night-a-week store inventory replenishments;

•	a separate service counter and phone line in our stores dedicated exclusively to service professional installers;

•	trade credit for qualified accounts;

•	First Call Online, a dedicated Internet based catalog and ordering system designed to connect professional installers directly to our inventory system;

•	training and seminars covering topics of interest, such as technical updates, safety and general business management;

•	access to a comprehensive inventory of products and equipment needed to operate and maintain their shop; and

•	the Certified Auto Repair Center Program, a program that provides professional installers with business tools they can utilize to profitably grow and market their shops.

Marketing to the Independently Owned Parts Store. Along with the daily operation and management of the distribution centers and the distribution of automotive products to our stores, Ozark Automotive Distributors, Inc., our wholly owned subsidiary (“Ozark”), also sells automotive products directly to independently owned parts stores (“jobber stores”) throughout our trade areas. These jobber stores are generally located in areas not directly serviced by an O’Reilly store. Ozark administers a dedicated and distinct marketing program specifically targeted to jobber stores.

Approximately 183 jobber stores currently purchase automotive products from Ozark and participate in our Parts City Auto Parts program, our proprietary jobber service program. As a participant in these programs, a jobber store, which meets certain financial and operational standards, is permitted to indicate its Parts City Auto Parts membership through the display of the respective logo that is owned by Ozark. We provide advertising, promotional assistance, marketing and sales support to Parts City Auto Parts stores purchasing automotive products from Ozark. In return for a commitment to purchase automotive products from Ozark, we offer assistance to Parts City Auto Parts jobber stores by making available computer software for business management and inventory control.

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

Distribution System Support

We currently operate 21 distribution centers comprised of approximately 7.4 million operating square feet (see the “Properties” table in Item 2 of this Form 10-K for a detailed listing of distribution center operating square footages). Our distribution centers are equipped with highly automated material handling equipment, which efficiently expedite the movement of our products from the shelves to the loading areas for shipment to each of our stores on a nightly basis. The distribution centers utilize technology to electronically receive orders from computers located in each of our stores. In addition to the bar code system employed in our stores, each of our stores is connected through secured data transmission technology to our distribution centers and corporate headquarters.

We believe that our distribution system provides industry-leading parts availability and store in-stock positions while lowering our inventory carrying costs and controlling inventory. Moreover, we believe that our ongoing, significant capital investments made to expand the network of distribution centers allows us to efficiently service new stores that are planned to open in contiguous market areas as well as servicing our existing store network. Our distribution center expansion strategy complements our new store opening strategy by supporting newly established clusters of stores located in the regions surrounding each distribution center. We opened a new distribution center in Greensboro, North Carolina in the summer of 2009, to service existing stores in that area and to expand in the Mid-Atlantic States. We currently have a total growth capacity of approximately 350 stores in our current 21 distribution centers.

In order to implement our proven dual market strategy throughout the CSK store network, we added distribution centers in Seattle, Washington, in November of 2009 and Moreno Valley, California, in January of 2010. Following these openings, two additional new distribution centers will be opened in Denver, Colorado and Salt Lake City, Utah, in the first half of 2010. The Seattle, Moreno Valley and Denver distribution centers were purchased existing facilities, while the land for the Salt Lake City distribution center was purchased and the distribution center is being constructed. After a detailed evaluation of the existing CSK Dixon, California, distribution center, we made the decision to relocate this distribution center to a larger facility in Stockton, California, which will open in the summer of 2010. We closed one CSK distribution center in Mendota Heights, Minnesota, in the spring of 2009 that directly overlapped a larger, existing O’Reilly distribution center in Brooklyn Park, Minnesota.

As part of our continuing efforts to enhance our distribution network in 2010 we plan to:

•	add three new distribution centers (“DCs”), relocate and convert an existing acquired CSK DC and convert an existing acquired CSK DC;

•	continue to implement a voice picking technology in additional distribution centers;

•	develop further automated paperless picking processes;

•	improve proof of delivery systems to further increase the accuracy of product movement to our stores;

•	implement our dedicated private delivery fleet model in the Western United States enabling us to further reduce logistics costs and provide a higher service level to our stores;

•	continue to define and implement best practice procedures in all distribution centers; and

•	make proven, ROI based capital enhancements to material handling equipment in distribution centers including conveyor systems, picking modules and lift equipment.

Executive Officers of the Registrant

The following paragraphs discuss information about executive officers of the Company who are not also directors:

Gregory L. Henslee, age 49, Chief Executive Officer and Co-President, has been an O’Reilly team member for 25 years. Mr. Henslee’s O’Reilly career started as a parts specialist, and during his first five years he served in several positions in retail store operations, including district manager. From there he advanced to Computer Operations Manager, and over the next 15 years, he served as Director of Computer Operations/Loss Prevention, Vice President of Store Operations and as Senior Vice President. In 1999, he became President of Merchandise, Distribution, Information Systems and Loss Prevention, and has been in his current positions of Chief Executive Officer and Co-President since 2005.

Ted F. Wise, age 59, Chief Operating Officer and Co-President, has been an O’Reilly team member for 39 years. Mr. Wise’s primary areas of responsibility are Sales, Operations and Real Estate. He began his O’Reilly career in sales in 1970, was promoted to store manager in 1973 and became our first district manager in 1977. He continued his progression with O’Reilly as Operations Manager, Vice President, Senior Vice President of Operations and Sales, and Executive Vice President. He has been President of Sales, Operations and Real Estate since 1999, and in his current positions of Chief Operating Officer and Co-President since 2005.

Thomas G. McFall, age 39, Executive Vice President of Finance and Chief Financial Officer, has been an O’Reilly team member since 2006 and has held his position as Chief Financial Officer during this time. Mr. McFall’s primary areas of responsibility are Finance and Accounting. Prior to joining O’Reilly, Mr. McFall held the position of Chief Financial Officer – Midwest Operation for CSK, following CSK’s acquisition of Murray’s Discount Auto Stores (“Murray’s”). Mr. McFall served Murray’s for eight years as Controller, Vice President of Finance, and Chief Financial Officer, with direct responsibility for finance and accounting, distribution and logistics operations. Prior to joining Murray’s, Mr. McFall was an Audit Manager with Ernst & Young, LLP in Detroit, Michigan.

Jeff M. Shaw, age 47, Senior Vice President of Sales and Operations, has been an O’Reilly team member for 21 years. Mr. Shaw’s primary areas of responsibility are managing Store Sales and Operations. His O’Reilly career started as a parts specialist, and has progressed through the roles of store manager, district manager, regional manager and Vice President of the Southern division. He advanced to Vice President of Sales and Operations in 2003 and to his current position as Senior Vice President of Sales and Operations in 2004.

Michael D. Swearengin, age 49, Senior Vice President of Merchandise, has been an O’Reilly team member for 16 years. Mr.

Swearengin’s primary areas of responsibility are Merchandise, Purchasing, Pricing and Advertising. His O’Reilly career started as an employee in a store later acquired by O’Reilly, he then became Product Manager, a position he held for four years. From there he advanced to Senior Product Manager, Director of Merchandise and Vice President of Merchandise with responsibility for product mix and replenishment. He has been in his current position as Senior Vice President since 2004.

Gregory D. Johnson, age 44, Senior Vice President of Distribution Operations, has been an O’Reilly team member for 27 years. Mr. Johnson’s primary area of responsibility is Distribution and Logistics. He began his O’Reilly career as a part-time stocker in the Nashville DC in 1982 and advanced with O’Reilly as Retail Systems Manager, WMS Systems Development Manager, Director of Distribution and Vice President of Distribution. He has been in his current position as Senior Vice President since September 2007.

Service Marks and Trademarks

We have registered, acquired and/or been assigned the following service marks and trademarks: BESTEST®, BETTER PARTS. BETTER PRICES.®, BRAKEBEST®, CERTIFIED AUTO REPAIR®, CUSTOMIZE YOUR RIDE®, FIRST CALL®, FROM OUR STORE TO YOUR DOOR®, HI-LO®, MASTER PRO®, MASTER PRO REFINISHING®, MICRO-GARD®, MILES AHEAD®, MURRAY®, O®, OMNISPARK®, O’REILLY®, O’REILLY AUTO COLOR PROFESSIONAL PAINT PEOPLE®, O’REILLY AUTO PARTS®, O’REILLY AUTO PARTS PROFESSIONAL PARTS PEOPLE®, O’REILLY AUTOMOTIVE®, O’REILLY RACING®, PARTNERSHIP NETWORK®, PARTS CITY®, PARTS CITY AUTO COLOR PROFESSIONAL PAINT PEOPLE®, PARTS CITY AUTO PARTS®, PARTS CITY TOOL BOX®, PARTS PAYOFF®, POWER TORQUE®, REAL WORLD TRAINING®, SUPER START®, SUPER START FARMLAND®, TOOLBOX®, ULTIMA®, CSK PROSHOP®, FLAG®, KRAGEN AUTO PARTS®, MURRAY’S AUTO PARTS®, MURRAY’S DISCOUNT AUTO STORE THE AUTO PARTS SUPERMARKET®, PRIORITY PARTS®, PROXONE®, SCHUCK’S®, WE’RE THE PLACE WITH ALL THE PARTS®, MURRAY’S VIP PROGRAM®, PAY N $AVE®. Some of the service marks and trademarks listed above may also have a design associated therewith. Each of the service marks and trademarks are in duration for as long as we continue to use and seek renewal of such marks – the duration of each of these service marks and trademarks is typically between five and ten years per renewal. We believe that our business is not otherwise dependent upon any patent, trademark, service mark or copyright.

Item 1A.	Risk Factors

Our future performance is subject to a variety of risks and uncertainties. Although the risks described below are the risks that we believe are material, there may also be risks of which we are currently unaware, or that we currently regard as immaterial based upon the information available to us that later may prove to be material. Interested parties should be aware that the occurrence of the events described in these risk factors, elsewhere in this Form 10-K and in our other filings with the Securities and Exchange Commission could have a material adverse effect on our business, operating results and financial condition. Actual results, therefore, may materially differ from anticipated results described in these forward-looking statements.

Current economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.

Worldwide economic conditions have deteriorated significantly in many countries and regions, including the United States, and may remain depressed for the foreseeable future. Although demand for many of our products is non-discretionary in nature and tend to be purchased by consumers out of necessity, rather than on an impulse basis, our sales are impacted by constraints on discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, fuel prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Our customers’ purchases, including purchases of our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. If any of these events occur, or if unfavorable economic conditions continue to challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers, logistics and other service providers and financial institutions which are counterparties to our credit facilities and interest rate swap transactions. In addition, the ability of these third parties to overcome these difficulties may increase. If third parties, on which we rely for merchandise, are unable to overcome difficulties resulting from the deterioration in economic conditions and provide us with the merchandise we need, or if counterparties to our credit facilities or interest rate swap transactions do not perform their obligations, our business, results of operations, financial condition and cash flows could be adversely affected.

The integration of the operations of CSK involves risks, and the failure to integrate the operations successfully or in the expected time frame may adversely affect the future results of the combined company.

The failure of the Company to meet the challenges involved in integrating the operations of CSK successfully or to otherwise realize any of the anticipated benefits of the acquisition could seriously harm our results of operations. Our ability to realize the benefits of the acquisition will depend, in part, on the timely integration of organizations, operations, procedures, policies and technologies, as well as the successful adoption of the O’Reilly culture and the retention of key personnel. The integration of CSK will be a complex, time-consuming and expensive process that, even with proper planning and implementation, could significantly disrupt the Company’s business. The challenges involved in this integration include the following:

•	implementing O’Reilly distribution, point of sale and inventory management systems;

•	combining respective product offerings;

•	preserving customer, supplier and other important relationships of both O’Reilly and CSK and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention from ongoing business concerns;

•	contingencies that may arise of which we were not aware or of which we underestimated the significance;

•	addressing differences in the business cultures of O’Reilly and CSK to maintain employee morale and retain key employees; and

•	coordinating and combining geographically diverse operations, relationships and facilities which may be subject to additional constraints imposed by distance and local laws and regulations.

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

In addition, the terms of the financing obligations include restrictions, such as affirmative and negative covenants, conditions on borrowing, subsidiary guarantees and asset and stock pledges. A failure to comply with these restrictions could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could have a material adverse effect on our business, financial condition or results of operations.

Risks associated with future acquisitions may not lead to expected growth and could result in increased costs and inefficiencies.

We expect to continue to make acquisitions as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth and profitability to differ from our expectations, examples of such risks include the following:

•	we may not be able to continue to identify suitable acquisition targets or to acquire additional companies at favorable prices or on other favorable terms;

•	our management’s attention may be distracted;

•	we may fail to retain key personnel from acquired businesses;

•	we may assume unanticipated legal liabilities and other problems;

•	we may not be able to successfully integrate the operations (accounting and billing functions, for example) of businesses we acquire to realize economic, operational and other benefits; and

•	we may fail or be unable to discover liabilities of businesses that we acquire for which we, as a successor owner or operator, may be liable.

The automotive aftermarket business is highly competitive, and we may have to risk our capital to remain competitive.

Both the DIY and professional installer portions of our business are highly competitive, particularly in the more densely populated areas that we serve. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than we are overall, but have a greater presence than we do in a particular market. We may have to expend more resources and risk additional capital to remain competitive. For a list of our principal competitors, see the “Competition” section of Item 1 of this annual report on Form 10-K.

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

We believe that our ability to open additional, profitable stores at a high growth rate will be a significant factor in achieving our growth objectives for the future. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2010 and beyond will be achieved. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. For a discussion of our growth strategies, see the “Growth Strategy” section of Item 1 of this annual report on Form 10-K.

We are sensitive to regional economic and weather conditions that could reduce our costs and sales.

Approximately 30% of our stores are located in Texas and California. Therefore, our business is sensitive to the economic and weather conditions of those regions. Unusually inclement weather, such as significant rain, snow, sleet, freezing rain, flooding, seismic activity and hurricanes, has historically discouraged our customers from visiting our stores during the affected period and reduced our sales, particularly to DIY customers. In addition, our stores located in these coastal regions may be subject to increased insurance claims resulting from regional weather conditions and our results of operations and financial condition could be adversely affected.

Legal proceedings and related matters arising from CSK could adversely affect us.

As discussed in Item 3, “Legal Proceedings” and Note 14 “Legal Matters” of the consolidated financial statements, several of CSK’s former officers and employees have been charged by the Department of Justice (“DOJ”) and named in civil actions by the Securities and Exchange Commission (“SEC”). O’Reilly has resolved CSK’s pre-acquisition issues with the SEC, but as set forth in Item 3 and Note 14 “Legal Matters”, the DOJ investigation continues and could result in criminal charges being filed against CSK. We are involved in working toward resolution of these matters. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK has certain obligations to indemnify these persons and O’Reilly is currently incurring legal fees on the behalf of these persons in relation to pending matters. There can be no assurance that the expenses incurred in connection with the resolution of these matters will be covered by CSK’s directors’ and officers’ insurance policies. If we incur significant uninsured expenses in connection with the resolution of the matters described above, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful indicators of the future operating results of the Company and should not be relied on as an indication of future performance. If our quarterly operating results fail to meet the expectations of analysts, the trading price of our common stock could be negatively affected. We cannot be certain that our business strategy and our plans to integrate the operations of CSK will be successful or that they will successfully meet the expectations of these analysts. If we fail to adequately address any of these risks or difficulties, our business would likely suffer.

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

In addition, stock market volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. Downturns in the stock market may cause the price of our common stock to decline. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

A change in the relationship with any of our key vendors or the unavailability of our key products at competitive prices could affect our financial health.

Our business depends on developing and maintaining close relationships with our vendors and on our vendors’ ability or willingness to sell quality products to us at favorable prices and terms. Many factors outside of our control may harm these relationships and the ability or willingness of these vendors to sell us products on favorable terms. For example, financial or operational difficulties that some of our vendors may face could increase the cost of the products we purchase from them or our ability to source product from them. In addition, the trend towards consolidation among automotive parts suppliers as well as the off-shoring of manufacturing capacity to foreign countries may disrupt or end our relationship with some vendors, and could lead to less competition and result in higher prices. We could also be negatively impacted by suppliers who might experience work stoppages, labor strikes or other interruptions to or difficulties in the manufacture or supply of the products we purchase from them.

Complications in our distribution centers and other factors affecting the distribution of merchandise may affect our business.

We operate 21 distribution centers nationwide to support our business. If complications arise with any facility or if any facility is severely damaged or destroyed, our other distribution centers may not be able to support the resulting additional distribution demands. This may adversely affect our ability to deliver inventory on a nightly basis and therefore affect our ability to timely provide products to our customers resulting in lost sales. Such a disruption in revenue could potentially have a negative impact on our results of operations and financial condition.

Environmental legislation and regulations could affect our operations, such as by increasing fuel prices, and therefore increase our operating costs.

Initiatives to limit greenhouse gas emissions and bills related to climate change have been introduced in the U.S. Congress, which could adversely impact all industries. While it is uncertain whether these will become law, additional climate change related mandates could potentially be forthcoming, and these mandates, if enacted, could adversely impact our costs, including, among other things, increasing fuel prices.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table provides certain information regarding our administrative offices and distribution centers as of December 31, 2009:

Location	Principal Use(s)	Operating Square Footage	Interest
Atlanta, GA	Distribution Center	492,350	Leased (a)
Belleville, MI	Distribution Center	333,262	Leased (b)
Billings, MT	Distribution Center	108,300	Leased (c)
Dallas, TX	Distribution Center	442,000	Owned
Denver, CO	Distribution Center (to open in 2010)	321,242	Owned
Des Moines, IA	Distribution Center	253,886	Owned
Dixon, CA	Distribution Center	366,900	Leased (d)
Greensboro, NC	Distribution Center	441,600	Owned
Houston, TX	Distribution Center	489,351	Owned
Indianapolis, IN	Distribution Center	657,603	Owned
Kansas City, MO	Distribution Center	299,018	Owned
Knoxville, TN	Distribution Center	150,766	Owned
Little Rock, AR	Distribution Center	122,969	Leased (e)
Lubbock, TX	Distribution Center	276,896	Owned
Mobile, AL	Distribution Center	301,068	Leased (f)
Moreno Valley, CA	Distribution Center (opened in January of 2010)	547,478	Owned
Nashville, TN	Distribution Center	237,257	Leased (g)
Oklahoma City, OK	Distribution Center	294,000	Owned (h)
Phoenix, AZ	Distribution Center	383,570	Leased (i)
Salt Lake City, UT	Distribution Center (to open in 2010)	294,932	Owned
Seattle, WA	Distribution Center	533,790	Owned
Springfield, MO	Distribution Center, Bulk and Return Facilities and Corporate Offices	310,245	Owned
St. Paul, MN	Distribution Center	324,668	Owned
Auburn, WA	Bulk Facility	81,761	Leased (j)
Aurora, CO	Bulk Facility	34,800	Leased (k)
Clearfield, UT	Bulk Facility	60,000	Leased (l)
Commerce, CA	Bulk Facility	75,000	Leased (m)
McAllen, TX	Bulk Facility	24,560	Leased (n)
Phoenix, AZ	Return Facility	49,770	Leased (o)
Springfield, MO	Return Facility	140,970	Leased (p)
Vacaville, CA	Return Facility	65,000	Leased (q)
Phoenix, AZ	Corporate Offices	179,897	Leased (r)
Springfield, MO	Corporate Offices	54,910	Leased (s)
Springfield, MO	Corporate Offices, Training and Technical Center	33,580	Leased (t)

		8,783,399

(a)	Occupied under the terms of a lease expiring October 31, 2024, with an unaffiliated party, subject to renewal for ten five-year terms at our option.
(b)	Occupied under the terms of a lease expiring February 16, 2015, with an unaffiliated party, subject to renewal for three five-year terms at our option.
(c)	Occupied under the terms of two separate leases the first lease expiring September 30, 2011, with an unaffiliated party, subject to renewal for two three-year terms at our option and the second lease expiring January 31, 2012, with an unaffiliated party, subject to renewal for one five-year term at our option.
(d)	Occupied under the terms of a lease expiring January 31, 2011, with an unaffiliated party, subject to renewal for three six-year terms at our option.
(e)	Occupied under the terms of a lease expiring March 31, 2012, with an unaffiliated party, subject to renewal for four five-year terms at our option.
(f)	Occupied under the terms of a lease expiring December 31, 2012, with an unaffiliated party, subject to renewal for ten five-year terms at our option.
(g)	Occupied under the terms of two separate leases both expiring December 31, 2018, with an unaffiliated party, subject to renewal for two five-year terms at our option.

(h)	Primary facility owned, additional space leased and occupied under the terms of lease expiring July 31, 2014, with an unaffiliated party, subject to renewal for one five-year term at our option.
(i)	Occupied under the terms of a lease expiring June 22, 2015, with an unaffiliated party, subject to renewal for three five-year terms at our option.
(j)	Occupied under the terms of a lease expiring June 30, 2018, with an unaffiliated party, subject to renewal for two five-year terms at our option.
(k)	Occupied under the terms of a lease expiring February 28, 2011, with an unaffiliated party, subject to renewal for one five-year term at our option.
(l)	Occupied under the terms of a lease expiring July 31, 2010, with an unaffiliated party, subject to renewal for one five-year term at our option.
(m)	Occupied under the terms of a lease expiring August 31, 2013, with an unaffiliated party, not subject to renewal.
(n)	Occupied under the terms of a lease expiring April 30, 2017, with an unaffiliated party, subject to renewal for three five-year terms at our option.
(o)	Occupied under the terms of a lease expiring August 31, 2011, with an unaffiliated party, subject to renewal for two three-year terms at our option.
(p)	Occupied under the terms of a lease expiring May 31, 2012, with an unaffiliated party, subject to renewal for four five-year terms at our option.
(q)	Occupied under the terms of a lease expiring March 14, 2010, with an unaffiliated party, subject to renewal for one six-month term at our option.
(r)	Occupied under the terms of a lease expiring October 31, 2012, with an unaffiliated party, not subject to renewal.
(s)	Occupied under the terms of a lease expiring September 30, 2010, with an unaffiliated party, not subject to renewal.
(t)	Occupied under the terms of a lease expiring July 31, 2012, with an unaffiliated party, subject to renewal for two five-year terms at our option.

Of the 3,421 stores that we operated at December 31, 2009, 1,064 stores were owned, 2,288 stores were leased from unaffiliated parties and 69 stores were leased from one of three entities owned by O’Reilly family members. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses and an original term of, at a minimum, 10 years, subject to one or more renewals at our option. We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby. Such master lease agreements with two of the three O’Reilly family entities have been modified to extend the term of the lease agreement for specific stores. The master lease agreements or modifications thereto expire on dates ranging from May 31, 2010, to December 31, 2029. We believe that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.

We believe that our present facilities are in good condition, are adequately insured and, together with those under construction, are suitable and adequate for the conduct of our current operations. The store servicing capacity of our 21 distribution centers is just over 3,800 stores, with a growth capacity of over 350 stores; our total growth capacity will increase to over 600 stores after the opening of our additional distribution centers in 2010. We believe this growth capacity will be adequate for near-term store growth.

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

CSK Pre-Acquisition Matters – Governmental Investigations and Actions

As previously reported, the pre-acquisition SEC investigation of CSK, which commenced in 2006, was settled in May 2009 by administrative order without fines, disgorgement or other financial remedies. However, the DOJ’s criminal investigation into these same matters remains ongoing. In addition, the previously reported SEC complaint against four (4) former employees of CSK for alleged conduct related to CSK’s historical accounting practices remains ongoing, though one of those former employees died in January, 2010. The action filed by the SEC on July 22, 2009, against Maynard L. Jenkins, the former chief executive officer of CSK seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, as previously reported, also continues. The previously reported DOJ criminal complaint against two (2) of the former employees of CSK remains ongoing. However, given the recent death of one (1) of those former employees, we expect no further action with respect to such former employee.

With respect to the ongoing DOJ investigation discussed above, attorneys from the DOJ have indicated that as a result of conduct alleged against the former employees, as set forth in the pleadings in United States vs. Fraser, et. al., U.S.Dist.Ct., Dist. of Ariz.; Case No: 2:09-cr-00372-SRB-2, the DOJ is considering whether to file criminal charges against CSK. O’Reilly is engaged in discussions with the DOJ to attempt to resolve the matter. O’Reilly cannot predict the outcome of these discussions at this time. O’Reilly intends to vigorously defend against any such charges if filed. The probability of criminal charges being filed against CSK or the magnitude of the costs to resolve these issues cannot now be reasonably estimated. Accordingly, the accompanying financial statements do not reflect an accrued liability for this contingency.

Several of CSK’s former directors or officers and current or former employees have been or may be interviewed as part of or become the subject of criminal, administrative and civil investigations and lawsuits. As described above, certain former employees of CSK are the subject of civil and criminal litigation commenced by the government. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK has certain obligations to indemnify these persons and O’Reilly is currently incurring legal fees on the behalf of these persons in relation to pending matters. Some of these indemnification obligations and other related costs may not be covered by CSK’s insurance policies.

As a result of the CSK acquisition, O’Reilly expects to continue to incur ongoing legal fees related to the ongoing DOJ investigation of CSK and indemnity obligations for the litigation that has commenced by the DOJ and SEC of CSK’s former employees. O’Reilly recorded an assumed liability for such fees in the Company’s allocation of purchase price of CSK, of which $20.7 million remains accrued as of December 31, 2009. O’Reilly has paid approximately $4.0 million of such legal costs related to the government investigations and indemnity obligations in 2009.

The foregoing governmental investigations and indemnification matters are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of such matters, depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of all of such regulatory proceedings that are pending, after consideration of applicable reserves and potentially available insurance coverage benefits not contemplated in recorded reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s stock is traded on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “ORLY”. As of February 22, 2010, O’Reilly Automotive, Inc. had approximately 64,150 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings. The Company’s common stock began trading on April 22, 1993. No cash dividends have been declared since 1992, and we do not anticipate paying any cash dividends in the foreseeable future.

As a result of the death of Mr. Joe C. Greene, an independent Director of the Company’s Board of Directors, on May 8, 2009, the Company received notice from Nasdaq that it was no longer in compliance with Nasdaq Listing Rule 5605 which requires that a majority of the board of directors be comprised of independent directors. The company currently has eight directors, four of which qualify as independent. In accordance with Nasdaq Listing Rule 5605(b)(1)(A), the Company has a “cure period” of until the next annual shareholders’ meeting to regain compliance. To that end, on February 11, 2010, the Corporate Governance and Nominating Committee of the Company’s Board of Directors nominated Thomas T. Hendrickson as an independent Class II Director. Mr. Hendrickson will stand for election at the 2010 Annual Meeting of Shareholders.

The prices in the following table represent the high and low sales price for O’Reilly Automotive, Inc. common stock as reported by The Nasdaq Global Select Market. During fiscal 2009, the Company made no purchases or repurchases of its common stock.

	2009		2008
	High	Low	High	Low
First Quarter	$35.63	$27.00	$32.68	$24.08
Second Quarter	38.85	35.08	30.50	22.32
Third Quarter	42.22	36.14	30.38	21.92
Fourth Quarter	40.26	33.68	31.18	20.00
For the Year	42.22	27.00	32.68	20.00

The following table sets forth shares authorized for issuance under the Company’s equity compensation plans at December 31, 2009:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Equity compensation plans approved by shareholders	9,930	$26.57	10,459

Equity compensation plans not approved by shareholders	—	—	—

Total	9,930	$26.57	10,459

(a)	Number of shares presented is in thousands.
(b)	Includes weighted average exercise price of outstanding stock options.

The graph below shows the cumulative total stockholder return assuming the investment of $100, on December 31, 2004, and the reinvestment of dividends thereafter, in the Company’s common stock versus the Nasdaq Retail Trade Stocks Total Return Index, Nasdaq United States Stock Market Total Returns Index and the Standard and Poor’s S&P 500 Index (“S&P 500”). The Company entered into the S&P 500 during 2009, therefore, this index has been added to the graph below.

	For the Years Ended December 31,
Company/Index	2004	2005	2006	2007	2008	2009
O’Reilly Auto Parts	$100	$142	$142	$144	$136	$169
Nasdaq Retail Trade Stocks	100	101	110	100	70	97
Nasdaq US	100	102	112	122	59	84
Standard and Poor’s S&P 500	100	105	121	128	81	102

Item 6.	Selected Financial Data

The table below compares the Company’s selected financial data over a ten-year period. In 2001, 2005 and 2008, the Company acquired Mid-State Automotive Distributors, Midwest Auto Parts Distributors and CSK Auto Corporation, respectively. The 2001 Mid-State acquisition added 82 stores, the 2005 Midwest acquisition added 72 stores and the 2008 CSK acquisition added 1,342 stores to the O’Reilly store count. Financial results for these acquired companies have been included in the Company’s consolidated financial statements from the dates of the acquisitions forward.

Years ended December 31,	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
(In thousands, except per share data)

INCOME STATEMENT DATA:
Sales	$4,847,062	$3,576,553	$2,522,319	$2,283,222	$2,045,318	$1,721,241	$1,511,816	$1,312,490	$1,092,112	$890,421
Cost of goods sold, including warehouse and distribution expenses	2,520,534	1,948,627	1,401,859	1,276,511	1,152,815	978,076	873,481	759,090	624,294	507,720

Gross profit	2,326,528	1,627,926	1,120,460	1,006,711	892,503	743,165	638,335	553,400	467,818	382,701
Selling, general and administrative expenses	1,788,909	1,292,309	815,309	724,396	639,979	552,707	473,060	415,099	353,987	292,672

Operating income	537,619	335,617	305,151	282,315	252,524	190,458	165,275	138,301	113,831	90,029
Other income (expense), net	(40,721)	(33,085)	2,337	(50)	(1,455)	(2,721)	(5,233)	(7,319)	(7,104)	(6,870)
Income before income taxes and cumulative effect of accounting change	496,898	302,532	307,488	282,265	251,069	187,737	160,042	130,982	106,727	83,159

Provision for income taxes	189,400	116,300	113,500	104,180	86,803	70,063	59,955	48,990	40,375	31,451
Income before cumulative effect of accounting change	307,498	186,232	193,988	178,085	164,266	117,674	100,087	81,992	66,352	51,708
Cumulative effect of accounting change, net of tax (a)	—	—	—	—	—	21,892	—	—	—	—

Net income	$307,498	$186,232	$193,988	$178,085	$164,266	$139,566	$100,087	$81,992	$66,352	$51,708

BASIC EARNINGS PER COMMON SHARE:
Income before cumulative effect of accounting change	$2.26	$1.50	$1.69	$1.57	$1.47	$1.07	$0.93	$0.77	$0.64	$0.51
Cumulative effect of accounting change (a)	—	—	—	—	—	0.20	—	—	—	—

Net income per share	$2.26	$1.50	$1.69	$1.57	$1.47	$1.27	$0.93	$0.77	$0.64	$0.51

Weighted-average common shares outstanding	136,230	124,526	114,667	113,253	111,613	110,020	107,816	106,228	104,242	102,336

EARNINGS PER COMMON SHARE- ASSUMING DILUTION:
Income before cumulative effect of accounting change	$2.23	$1.48	$1.67	$1.55	$1.45	$1.05	$0.92	$0.76	$0.63	$0.50
Cumulative effect of accounting change (a)	—	—	—	—	—	0.20	—	—	—	—

Net income per share	$2.23	$1.48	$1.67	$1.55	$1.45	$1.25	$0.92	$0.76	$0.63	$0.50

Weighted-average common shares outstanding – adjusted	137,882	125,413	116,080	115,119	113,385	111,423	109,060	107,384	105,572	103,456

PRO FORMA INCOME STATEMENT DATA: (b)
Sales							$1,511,816	$1,312,490	$1,092,112	$890,421

Cost of goods sold, including warehouse and distribution expenses							872,658	754,844	618,217	501,567

Gross profit							639,158	557,646	473,895	388,854

Selling, general and administrative expenses							473,060	415,099	353,987	292,672

Operating income							166,098	142,547	119,908	96,182

Other income (expense), net							(5,233)	(7,319)	(7,104)	(6,870)

Income before income taxes							160,865	135,228	112,804	89,312

Provision for income taxes							60,266	50,595	42,672	33,776

Net income							$100,599	$84,633	$70,132	$55,536

Net income per share							$0.93	$0.80	$0.67	$0.54

Net income per share – assuming dilution							$0.92	$0.79	$0.66	$0.54

(a)	The cumulative change in accounting method, effective January 1, 2004, changed the method of applying LIFO accounting policy for certain inventory costs. Under the new method, included in the value of inventory are certain procurement, warehousing and distribution center costs. The previous method was to recognize those costs as incurred, reported as a component of costs of goods sold.
(b)	The pro forma income statement reflects the retroactive application of the cumulative effect of the accounting change to historical periods.

Years ended December 31,	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
(In thousands, except per share data)

SELECTED OPERATING DATA:
Number of stores at year-end (a)	3,421	3,285	1,830	1,640	1,470	1,249	1,109	981	875	672
Total store square footage at year-end (in 000’s)(a)(b)	24,200	23,205	12,439	11,004	9,801	8,318	7,348	6,408	5,882	4,491
Sales per weighted-average store ( in 000’s)(a)(b)	$1,424	$1,379	$1,430	$1,439	$1,478	$1,443	$1,413	$1,372	$1,426	$1,412
Sales per weighted-average square foot (b)	$202	$201	$212	$215	$220	$217	$215	$211	$219	$218
Percentage increase in same store sales (c)(d)(e)	4.6%	1.5%	3.7%	3.3%	7.5%	6.8%	7.8%	3.7%	8.8%	5.0%

BALANCE SHEET DATA:
Working capital	$995,344	$821,932	$573,328	$566,892	$424,974	$479,662	$441,617	$483,623	$429,527	$296,272
Total assets	4,781,471	4,193,317	2,279,737	1,977,496	1,718,896	1,432,357	1,157,033	1,009,419	856,859	715,995

Current portion of long-term debt and short-term debt	106,708	8,131	25,320	309	75,313	592	925	682	16,843	49,121
Long-term debt, less current portion	684,040	724,564	75,149	110,170	25,461	100,322	120,977	190,470	165,618	90,463
Shareholders’ equity	2,685,865	2,282,218	1,592,477	1,364,096	1,145,769	947,817	784,285	650,524	556,291	463,731

(a)	Store count for 2002 does not include 27 stores acquired from Dick Smith Enterprises and Davie Automotive, Inc. in December 2002.
(b)	Total square footage includes normal selling, office, stockroom and receiving space. Sales per weighted-average store and square foot are weighted to consider the approximate dates of store openings or expansions.
(c)	Same-store sales are calculated based on the change in sales of stores open at least one year. Percentage increase in same-store sales is calculated based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen and sales to team members.
(d)	Same-store sales for 2008 include sales for stores acquired in the CSK acquisition. Comparable stores sales for O’Reilly stores open at least one year increased 2.6% for the year ended December 31, 2008. Comparable stores sales for CSK stores open at least one year decreased 1.7% for the portion of CSK’s sales in 2008 since the July 11, 2008, acquisition.
(e)	Same-store sales for 2009 include sales for stores acquired in the CSK acquisition. Comparable stores sales for stores operating on O’Reilly systems open at least one year increased 5.4% for the year ended December 31, 2009. Comparable stores sales for stores operating on the legacy CSK system open at least one year increased 3.0% for the year ended December 31, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	an overview of the key drivers of the automotive aftermarket;

•	key events and recent developments within our company;

•	our results of operations for the years ended 2009, 2008 and 2007;

•	our liquidity and capital resources;

•	any off balance sheet arrangements we utilize;

•	any contractual obligations to which we are committed;

•	our critical accounting estimates;

•	the inflation and seasonality of our business;

•	our quarterly results for the fourth quarter of 2009; and

•	new accounting standards that affect our company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this annual report.

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

OVERVIEW

O’Reilly Automotive, Inc. is a specialty retailer of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States. We are one of the largest automotive aftermarket specialty retailers, selling our products to both do-it-yourself (DIY) customers and professional installers. Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items and accessories and a complete line of auto body paint and related materials, automotive tools and professional installer service equipment. As of December 31, 2009, we operated 3,421 stores in 38 states.

Operating within the retail industry, we, along with other retail companies, are influenced by a number of general macroeconomic factors including, but not limited to, fuel costs, unemployment rates, consumer preferences and spending habits and competition. The difficult conditions that affected the overall macroeconomic environment in recent years continue to impact our company and the retail sector in general. We cannot predict whether, when, or the manner in which, these economic conditions will change.

We believe that the number of U.S. miles driven, number of U.S. registered vehicles, average vehicle age, new light vehicle sales, unperformed maintenance and product quality differentiation are key drivers of current and future demand of products sold within the automotive aftermarket.

Number of U.S. miles driven and number of U.S. registered vehicles:

Total miles driven in the U.S. heavily influences the demand for the repair and maintenance products we sell. The long-term trend in the number of vehicles on the road and the total miles driven in the U.S. has exhibited steady growth over the past decade. Between 1999 and 2007, the total number of miles driven in the United States increased at an annual rate of approximately 1.6%. According to the Department of Transportation, estimated total number of miles driven declined by 3.6% in 2008 and increased slightly in 2009. The relatively flat number of miles driven during 2009 as compared to 2008 is due to lower fuel costs compared to those in 2008, but the overall decrease in miles driven in recent years is a result of challenging macroeconomic conditions. The total number of registered vehicles on the road increased from 201 million light vehicles in 1999 to 242 million in 2008. We believe that the decrease in miles driven in 2008 and the relatively flat number of miles driven in 2009 is a short-term trend, and that long-term miles driven will increase in the future because of the increasing number of vehicles on the road.

Average vehicle age and new light vehicle sales:

Changes in the average age of vehicles on the road impacts demand for automotive aftermarket products. As the average age of a vehicle increases, the vehicle goes through more routine maintenance cycles requiring replacement parts such as brakes, belts, hoses, batteries and filters. The sales of these products are a key component of our business. As reported by the Automotive Aftermarket Industry Association (“AAIA”) the average age of the United States vehicle population has increased over the past decade from 9.1 years for passenger cars and 8.5 years for light trucks in 1999 to 10.6 and 9.3 years, respectively, in 2008. Based on estimates provided by the AAIA, new car sales decreased 4.7% between 1999 and 2007 for the light vehicle market; however, sales for the same market decreased 18.5% in 2008. Due to difficult economic conditions and better engineered vehicles, we expect that consumers will continue to choose to keep their vehicles longer and drive them at higher mileages and that this increasing trend in average vehicle age will continue.

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

Product quality differentiation:

We provide our customers with an assortment of products that are differentiated by quality and price for most of the product lines we offer. For many of our product offerings, this quality differentiation reflects good, better, and best alternatives. Our sales and total gross margin dollars are highest for the “best” quality category of products. Consumers’ willingness to select products at a higher point on the value spectrum is a driver of sales and profitability in our industry. We believe that the average consumer’s tendency has been to “trade-down” to lower quality products during the recent challenging economic conditions. We have ongoing initiatives targeted to marketing higher quality products to our customers and expect our customers to be more willing to return to purchasing up on the value spectrum in the future.

KEY EVENTS AND RECENT DEVELOPMENTS

Several key events have had or may have a significant effect on our operations and are summarized below:

•

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

•

On July 11, 2008, to fund the CSK acquisition, we entered into a Credit Agreement for a $1.2 billion asset-based revolving credit facility (“ABL Credit Facility”) arranged by Bank of America, N.A. (“BA”), which we used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for our combined Company going forward.

•

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

•

On each of July 24, 2008, October 14, 2008, November 24, 2008, and January 21, 2010, we entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), BA, SunTrust Bank (“SunTrust”) and/or Barclays Capital (“Barclays”). We entered into these interest rate swap transactions to mitigate the risk associated with our floating interest rate based on LIBOR on an aggregate of $500 million of our debt that is outstanding under the Credit Agreement. The interest rate swap transaction we entered into with SunTrust on November 24, 2008, was for $50 million and matured on November 28, 2009.

•

Since July 11, 2008, and as a result of the CSK acquisition, we have incurred and will continue to incur legal fees related to ongoing governmental investigations and indemnity obligations for the litigation that has commenced against CSK and former CSK employees.

RESULTS OF OPERATIONS

The following table sets forth, certain income statement data as a percentage of sales for the years indicated:

	Years ended December 31,
	2009	2008	2007
Sales	100%	100%	100%
Cost of goods sold, including warehouse and distribution expenses	52.0	54.5	55.6

Gross profit	48.0	45.5	44.4
Selling, general and administrative expenses	36.9	36.1	32.3

Operating income	11.1	9.4	12.1
Debt prepayment costs	—	(0.2)	—
Interim facility commitment fee	—	(0.1)	—
Interest expense	(0.9)	(0.7)	(0.1)
Interest income	—	0.1	0.1
Other income, net	0.1	—	0.1

Income before income taxes	10.3	8.5	12.2
Provision for income taxes	4.0	3.3	4.5

Net income	6.3%	5.2%	7.7%

2009 Compared to 2008

Sales increased $1.27 billion, or 36%, from $3.58 billion in 2008 to $4.85 billion in 2009. The following table presents the components of the increase in sales for the year ended December 31, 2009 (in millions):

Increase in Sales for the Year Ended December 31, 2009, compared to the same period in 2008
Comparable store sales	$188.5
Stores opened throughout 2008, excluding stores open at least one year that are included in comparable stores sales	71.7
Sales of stores opened throughout 2009	72.8
Non-store sales including machinery, sales to independent part stores and team members	4.4
Sales in 2008 for stores that have merged or closed	(2.1)
Acquired CSK store sales, excluding sales that are included in comparable store sales (sales after 7/11/2009, the one year anniversary of the acquisition)	935.2

Total increase in sales	$1,270.5

Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to team members and sales during the one to two week period certain CSK branded stores were closed for conversion. Comparable store sales for stores operating on the O’Reilly systems increased 5.4% for the year ended December 31, 2009. The O’Reilly systems comparable store sales results consisted of a 6.6% increase for the core O’Reilly and post conversion Schuck’s stores, a 2.1% increase from the 123 converted Checker stores and a 11.9% decrease in comparable stores sales from the 141 converted Murray’s stores. Comparable store sales for stores operating on the legacy CSK system increased 3.0% for the year ended December 31, 2009. Consolidated comparable store sales increased 4.6% for the year ended December 31, 2009.

We believe that the increased sales achieved by our stores are the result of superior inventory availability, a broader selection of products offered in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of the stores, compensation programs for all store team members that provide incentives for performance and our continued focus on serving professional installers. We opened 149 new O’Reilly branded stores and one new Schuck’s store in 2009. At December 31, 2009, we operated 3,421 stores compared to 3,285 stores at December 31, 2008. Due to the acquisition and integration of CSK, we anticipate new store unit growth to be limited to 150 new stores in 2010, excluding the previously disclosed consolidation and closure of underperforming stores related to the acquisition of CSK; however, we anticipate that continued store unit growth consistent with our historical openings will continue in the future.

Gross profit increased $699 million, or 43%, from $1.63 billion (45.5% of sales) in 2008 to $2.33 billion (48.0% of sales) in 2009. The increase in gross profit dollars was primarily a result of the inclusion of a full year of sales from acquired CSK stores in 2009 versus roughly one half of a year of sales from acquired CSK stores in 2008, the increase in sales from new stores and an increase in comparable store sales from existing stores. The increase in gross profit as a percentage of sales is the result of lower product acquisition cost, changes in our product mix, distribution system improvements and a favorable pricing environment on certain commodity based products. Product acquisition costs improved primarily due to continued negotiating leverage with our vendors as a result of our significant growth related to the acquisition of CSK. We anticipate continued improvements in product acquisition costs at a moderate rate in 2010 from a full year of the benefit from improved leverage with our vendors as we anniversary product line changeovers in the acquired CSK stores throughout the year. We improved our product mix by continuing to implement strategies to differentiate our merchandise selections at each store based on customer demand and vehicle demographics in the store’s market and through ongoing Team Member training initiatives focused on selling products with greater gross margin contribution. Additionally, gross margin percentage improved as a result of an increased percentage of our total sales mix to DIY customers. Prior to the acquisition of CSK, our mix of sales to DIY customers was approximately equal to sales to professional installer customers. At the time of the acquisition in July of 2008, acquired CSK stores generated more than 90% of their total sales from DIY customers. The addition of the acquired CSK stores’ predominantly retail sales has resulted in a mix shift of our consolidated sales to approximately 65% DIY and 35% professional installer. In 2009, core O’Reilly stores derived approximately 53% of our sales from our DIY customers and approximately 47% from our professional installer customers, while acquired CSK stores derived approximately 84% of sales from our DIY customers and approximately 16% from our professional installer customers. Sales to DIY customers generally have higher gross margin percentages than sales to professional installers as volume discounts are granted on these wholesale transactions to professional installers. In addition, we have added our private label product lines to the acquired CSK stores inventory mix. Private label product sales generally offer better gross margin percentages than sales of corresponding branded products. Improvements in our distribution system were the result of capital projects designed to create operating expense efficiencies. The reductions in commodity prices, without corresponding decreases in retail pricing, that we experienced in 2009 returned to more normal levels by the end of 2009 and we would not anticipate this favorable pricing environment to continue in 2010. Additionally, in conjunction with the opening of our distribution centers in our western markets, we would anticipate a temporary decrease in distribution efficiencies as the new distribution center team members become proficient with the O’Reilly distribution systems and as duplicative capacity is removed from the system.

SG&A increased $497 million, or 38%, from $1.29 billion (36.1% of sales) in 2008 to $1.79 billion (36.9% of sales) in 2009. The dollar increase in SG&A expenses resulted from a full year inclusion of CSK and new stores. The increase in SG&A expenses as a percentage of sales was attributable to the addition of the acquired CSK stores, which have a higher expense structure than the core O’Reilly store base, and the additional store payroll required to complete the ongoing product-line changeovers for acquired CSK stores. These increases were offset by a reduction in duplicative administrative corporate overhead as we continue to transition the CSK headquarters operations in Phoenix, Arizona to our facilities in Springfield, Missouri and increased leverage of fixed costs as a result of the increase in comparable store sales.

Interest expense increased $19 million, from $26 million (or 0.7% of sales) in 2008 to $45 million (or 0.9% of sales) in 2009. The increase in interest expense is the result of a full-year of borrowings under our asset-based revolving credit facility in 2009 that was used to fund the acquisition of CSK in 2008, the opening of new stores, ongoing capital expenditures related to the integration of the operations of CSK, the expansion of our distribution infrastructure and the operation of our existing stores slightly offset by more favorable interest rates in 2009 on the non-swapped portion of the outstanding borrowings under our asset-based revolving credit facility which are subject to variable interest rate changes. Other income (expense) for the year ended December 31, 2008, included one-time charges of $4.2 million for interim financing facility commitment fees related to the CSK acquisition and $7.2 million of debt prepayment costs resulting from the payoff of our existing senior notes and synthetic lease facility.

Our provision for income taxes increased from $116 million in 2008 (38.4% effective tax rate) to $189 million in 2009 (38.1% effective tax rate). The decrease in effective tax rate is the result of the one-time charge to adjust tax liabilities in 2008 relating to the CSK acquisition, offset by the generally higher effective tax rates in most states where CSK stores are located. The increase in the dollar amount for income taxes was due to the increase in income before income taxes.

As a result of the impacts discussed above, net income increased $121 million from $186 million in 2008 (5.2% of sales) to $307 million in 2009 (6.3% of sales).

Our diluted earnings per common share for the year ended December 31, 2009, increased 51% to $2.23 on 137.9 million shares compared to $1.48 for the year ended December 31, 2008, on 125.4 million shares. Our year ended December 31, 2008, included one-time and non-cash charges related to the July 11, 2008, acquisition of CSK. These charges included one-time costs for prepayment and extinguishment of our existing debt, commitment fees for an unused interim financing facility, a one-time adjustment to the tax liabilities resulting from the acquisition of CSK, a one-time charge to conform the CSK team member vacation policy with the O’Reilly policy and a non-cash charge to amortize the value assigned to CSK’s trade names and trademarks, which will be amortized over a period coinciding with the anticipated conversion of CSK store locations. Our year ended December 31, 2009, results included a non-cash charge to amortize the value assigned to CSK’s trade names and trademarks. Adjusted diluted earnings per share, excluding the impact of the acquisition related charges, increased 38% to $2.26 for the year ended December 31, 2009, from $1.64 for the same period one year ago. The table below outlines the impact of the acquisition related charges for the year ended December 31, 2009 and 2008 (in thousands, except per share data):

	Net Income		Diluted Earnings Per Share
	2009	2008	2009	2008
Net income and diluted EPS excluding acquisition related charges	$311,392	$205,474	$2.26	$1.64
Acquisition related charges:
Debt prepayment costs, net of tax	—	4,402	—	0.04
Commitment fee for interim financing facility, net of tax	—	2,552	—	0.02
Adjustments to tax liabilities	—	3,142	—	0.02
Charge to conform vacation policies, net of tax	—	5,879	—	0.05
Amortization of trade names and trademarks, net of tax	3,894	3,267	0.03	0.03

Net income and diluted EPS	$307,498	$186,232	$2.23	$1.48

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

2008 Compared to 2007

Sales increased $1.05 billion, or 42%, from $2.52 billion in 2007 to $3.58 billion in 2008, due to the acquisition of 1,342 CSK stores and the addition of 150 net new O’Reilly stores opened during 2008. The following table presents the components of the increase in sales for the year ended December 31, 2008 (in millions):

Increase in Sales for the Year Ended December 31, 2008, compared to the same period in 2007
Comparable store sales – O’Reilly stores	$65.0
Stores opened throughout 2007, excluding stores open at least one year that are included in comparable stores sales	92.3
Sales of stores opened through 2008	61.8
Non-store sales including machinery, sales to independent part stores and team members	(1.1)
Acquired CSK stores	836.2

Total increase in sales	$1,054.2

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

Comparable store sales for O’Reilly stores, including CSK stores after conversion to the O’Reilly brand, but excluding the acquired, yet-to-be-converted CSK stores, increased 2.6% for the year ended December 31, 2008. Comparable store sales for acquired CSK stores open at least one year decreased 1.7% for the portion of those stores’ sales since the July 11, 2008 acquisition by O’Reilly as compared to the same period in 2007 when CSK’s sales were not included in our consolidated financial statements. We anticipate that continued store unit and sales growth consistent with our historical rates will continue in the future. We expect future sales growth as the CSK stores are converted to the O’Reilly dual market strategy. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to team members. Gross profit increased $508 million, or 45%, from $1.12 billion (44.4% of sales) in 2007 to $1.63 billion (45.5% of sales) in 2008. The increase in gross profit dollars was primarily the result of the increase in sales resulting from the acquisition of CSK, the increase from new stores and increased sales levels at existing stores. The increase in gross profit as a percentage of sales is the result of improved product mix, lower product acquisition cost and distribution system improvements. We improved our product mix by continuing to implement strategies to differentiate our merchandise selections at each store based on customer demand and vehicle demographics in the store’s market and through ongoing Team Member training initiatives focused on selling products with greater gross margin contribution. Additionally, gross margin percentage improved as a result of the inclusion of sales from stores acquired in the acquisition of CSK. Gross margin percentages on the sales at these stores are higher than existing O’Reilly stores primarily because a greater proportion of these sales are made to DIY customers (which typically have higher gross margin percentages) and because of market conditions, primarily overall price levels, which are specific to the markets in which the acquired stores are located. Product acquisition costs improved due to increased production by our suppliers in lower-cost foreign countries and improved negotiating leverage with our vendors as a result of our significant growth. Improvements in our distribution system were the result of capital projects designed to create operating expense efficiencies.

SG&A increased $477 million, or 59%, from $815 million (32.3% of sales) in 2007 to $1.29 billion (36.1% of sales) in 2008. The dollar increase in SG&A expenses resulted primarily from the acquisition of CSK and from additional team members and resources to support our increased store count. The increase in SG&A expenses as a percentage of sales was primarily due to the addition of the CSK store base which has a higher expense structure than the core O’Reilly store base, a one-time charge of $9.6 million to align CSK’s vacation policy with the Company’s policy, $5.3 million of non-cash amortization of CSK trade names and trademarks and partial de-leverage of fixed SG&A expenses on low comparable store sales increases.

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

As a result of the impacts discussed above, net income decreased $8 million from $194 million in 2007 (7.7% of sales) to $186 million in 2008 (5.2% of sales). Diluted earnings per share decreased $0.19 per share in 2008 to $1.48 per share on 125.4 million diluted shares outstanding from $1.67 per share in 2007 on 116.1 million diluted shares outstanding. The increase in dilutive shares outstanding is principally the result of shares exchanged in the acquisition of CSK.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights our liquidity and related ratios for the years ended December 31, 2009 and 2008, as well as our cash flows from operating, investing and financing activities for the fiscal years ended December 31, 2009, 2008 and 2007 ($ in thousands):

	Year Ended
Liquidity and Related Ratios	December 31, 2009	December 31, 2008	Percentage Change
Current assets	$2,227	$1,875	18.8%
Quick assets (1)	198	197	0.5%
Current liabilities	1,231	1,054	16.8%
Working capital (2)	995	822	21.0%
Total debt	791	733	7.9%
Total equity	2,686	2,282	17.7%
Current ratio (3)	1.81:1	1.78:1	1.7%
Quick ratio (4)	0.25:1	0.29:1	(13.8)%
Debt to equity (5)	0.29	0.32	(9.4)%

	Year Ended
Liquidity	December 31, 2009	December 31, 2008	December 31, 2007
Total cash provided by (used in):
Operating activities	$285,200	$298,542	$299,418
Investing activities	(410,661)	(367,597)	(300,318)
Financing activities	121,095	52,801	18,552
Increase (decrease) in cash and cash equivalents	$(4,366)	$(16,254)	$17,652

(1)	Quick assets includes cash, cash equivalents and receivables.
(2)	Working capital is calculated as current assets less current liabilities.
(3)	Current ratio is calculated as current assets divided by current liabilities.
(4)	Quick ratio is calculated as current assets, less inventories, divided by current liabilities.
(5)	Debt to equity is calculated as total debt divided by total shareholders’ equity.

Liquidity and Related Ratios

Current assets increased 19% from 2008 to 2009, primarily driven by increased investment in inventory as part of the process to properly align the acquired CSK stores with O’Reilly branded stores’ inventory levels and selection. Current liabilities increased 17% from 2008 to 2009, primarily attributable to the presentation of our acquired 6  3/4% Exchangeable Notes as short-term debt, due to the Noteholders’ right to require our repurchase of the Notes in 2010, and an increase in accounts payable stemming from our increased inventory investment. Total working capital increased 21% from 2008 to 2009, principally as a result of our investment in inventory, offset by the related increase in accounts payable as discussed above. Total debt increased 8% and total equity increased 18% from 2008 to 2009. The increase in debt is primarily attributable to increased borrowing levels under our ABL Facility to support the integration and conversion of CSK. The increase in total equity is principally due to a 23% increase in retained earnings resulting from net income in 2009 and an increase in additional paid-in capital of 10% primarily from the issuance of common stock upon the exercise of stock options.

Operating Activities

Net cash provided by operating activities was $285 million in 2009, $299 million in 2008 and $299 million in 2007. The decrease in net cash provided by operating activities in 2009 compared to 2008 was principally due to an increase in net inventory investment in 2009, which was slightly offset by an increase in operating income adjusted for non-cash depreciation and amortization expenses. Net cash provided by operating activities in 2008 was flat with the cash provided by operating activities in 2007 principally because an increase in net inventory investment in 2008 was offset by an increase in operating income adjusted for non-cash depreciation and amortization expenses, and a one-time non-cash charge of $9.6 million to align, where possible, CSK’s vacation policy with the Company’s policy. Net inventory investment reflects our investment in inventory net of the amount of accounts payable to vendors. The increases in net inventory investment in 2008 and 2009 were the result of investments made to improve the inventory availability in the stores acquired in the acquisition of CSK. The average per-store inventory for core O’Reilly stores increased to $498,000 as of December 31, 2009, from $489,000 as of December 31, 2008. Nonconverted CSK store’s average per-store inventory increased to $595,000 as of December 31, 2009, from $461,000 as of December 31, 2008.

Investing Activities

Net cash used in investing activities was $411 million in 2009, $368 million in 2008 and $300 million in 2007. Increases in cash used in investing activities in both 2009 and 2008 was primarily due to an increase in capital expenditures related to conversions of acquired CSK stores to the O’Reilly Brand and additional distribution centers. Capital expenditures were $415 million in 2009, $342 million in

2008, and $283 million in 2007. The increase in cash used in investing activities in 2009 compared to 2008, was due to the purchase of two distribution center facilities and land for an additional distribution center in our western markets to enhance the distribution infrastructure, the conversion of 354 acquired CSK stores to O’Reilly systems. The increase in cash used in investing activities in 2008 compared to 2007 was principally due to an increase in capital expenditures and payments made in association with the acquisition and in the integration of CSK, partially offset by decreased capital expenditures for new store construction. We opened 150, 150, and 190 net stores in 2009, 2008 and 2007, respectively.

In 2010, we plan to open 150 new stores, convert 888 acquired CSK stores to O’Reilly systems, open three new distribution centers in the west, relocate and convert an existing acquired CSK distribution center to O’Reilly systems and convert an existing acquired CSK distribution center to O’Reilly systems. The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, net inventory investment and computer equipment) are estimated to average approximately $1.3 million to $1.5 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site. Capital costs associated with the conversion of CSK stores include investments in store computer systems, signage, fixtures, interior and exterior renovation, and delivery vehicles. The average estimated capital conversion cost per store is expected to be approximately $135,000. Total capital expenditures in 2010 are expected to range from $400 million to $450 million.

Financing Activities

Net cash provided by financing activities was $121 million in 2009, $53 million in 2008 and $19 million in 2007. The increase in cash provided by financing activities in 2009 was the result of a reduction in payments on long term debt in 2009 compared to 2008 primarily relating to the payment of outstanding principal balances on existing debt, debt issuance costs and prepayment costs in association with the financing of the acquisition of CSK in 2008 and an increase in the net proceeds from the issuance of common stock related to our stock option plans along with the increase in the associated tax benefit from the exercises partially offset by reduced borrowings under our asset-based credit facility. The increase in cash provided by financing activities in 2008 was the result of the proceeds from borrowings under our asset-based credit facility, which was partially offset by the payment of outstanding principal balances on existing debt and debt assumed in the CSK acquisition, debt issuance costs and prepayment costs in association with the financing of the acquisition of CSK.

Sources of Liquidity

Our current business strategy requires capital to open new stores, convert acquired CSK stores, expand distribution infrastructure and operate existing stores. The primary sources of our liquidity are funds generated from operations and borrowed under our ABL Credit Facility. Decreased demand for our products or changes in customer buying patterns could negatively impact our ability to generate funds from operations. Additionally, decreased demand or changes in buying patterns could impact our ability to meet the debt covenants of our Credit Agreement and therefore negatively impact the funds available under our ABL Credit Facility. In 2010, we plan to open 150 new stores and open three new distribution centers in our Western markets. We also plan to relocate an existing acquired CSK distribution center in Northern California to a larger facility and plan to convert our acquired Phoenix distribution center to O’Reilly systems. In addition, we plan to convert 888 acquired CSK stores to O’Reilly systems in 2010. We believe that cash expected to be provided by operating activities and availability under our ABL Credit Facility will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future. However, if our liquidity is insufficient, we may be forced to limit our planned expansion in 2010. There can be no assurance that we will continue to generate cash flows at or above recent levels.

Credit Facility

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

The ABL Credit Facility is comprised of a $1.075 billion tranche A revolving credit facility and a $125.0 million first-in-last-out revolving credit facility (FILO tranche). On the date of the transaction, the amount of the borrowing base available, as described in the ABL Credit Agreement, under the ABL Credit Facility was $1.05 billion of which we borrowed $588 million. We used borrowings under the ABL Credit Facility to repay certain existing debt of CSK, repay our $75 million 2006-A Senior Notes and purchase all of the properties that had been leased under our synthetic lease facility. As of December 31, 2009 and 2008, the amount of the borrowing base available under the credit facility was $1.2 billion and $1.1 billion, respectively, of which we had outstanding borrowings of $679 million and $614 million, respectively. The available borrowings under the credit facility are also reduced by stand-by letters of credit issued by us primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. As of December 31, 2009 and 2008, we had stand-by letters of credit outstanding in the amount of $72 million and $56 million, respectively, and the aggregate availability for additional borrowings under the credit facility was $445 million and $454 million, respectively. As part of the Credit Agreement, we have pledged substantially all of our assets as collateral and we are subject to an ongoing consolidated leverage ratio covenant, with which we complied on December 31, 2009 and 2008. In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken; these actions include, but are not limited to, the summarized items below:

•	termination of credit extensions;

•	any outstanding principal amount plus accrued interest could become immediately payable;

•	cash collateralization of all letter of credit obligations; and/or

•	litigation from lenders.

Borrowings under the tranche A revolver bear interest, at our option, at a rate equal to either a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. Borrowings under the FILO tranche bear interest, at our option, at a rate equal to either a base rate plus 2.5% per annum or LIBOR plus 3.5% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate is equal to the higher of the prime lending rate established by Bank of America from time to time and the federal funds effective rate as in effect from time to time plus 1.25%. Fees related to unused capacity under the ABL Credit Facility are assessed at a rate of 0.375% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity. In addition, we paid customary commitment fees, letter of credit fees, underwriting fees and other administrative fees in respect of the credit facility.

On July 24, 2008, October 14, 2008, November 24, 2008, and January 21, 2010, we entered into interest rate swap transactions with BBT, BA, SunTrust and/or Barclays. We entered into these interest rate swap transactions to mitigate the risk associated with our floating interest rate based on LIBOR on an aggregate of $500 million of our debt that is outstanding under our ABL Credit Agreement, dated as of July 11, 2008. We are required to make certain monthly fixed rate payments calculated on the notional amounts, while the applicable counter party is obligated to make certain monthly floating rate payments to us referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of our debt, which exists under the Credit Agreement plus an applicable margin under the terms of the same credit facility. The interest rate swap transactions have maturity dates ranging from August 1, 2010, through October 17, 2011. The interest rate swap transaction we entered into with SunTrust on November 24, 2008, was for $50 million and matured on November 28, 2009, increasing our exposure to changes in interest rates on a total notional amount of $400 million as of December 31, 2009. On January 21, 2010 we entered into an interest rate swap transaction with Barclays in the amount of $50 million, reducing our exposure to changes in interest rates on a total notional amount of $450 million as of that date.

Senior Exchangeable Notes

On July 11, 2008, we agreed to become a guarantor, on a subordinated basis, of the $100 million principal amount of 6  3/4% Exchangeable Senior Notes due 2025 (the “Notes”) originally issued by CSK. The Notes are exchangeable, under certain circumstances, into cash and shares of our common stock. The Notes bear interest at 6.75% per year until December 15, 2010, and 6.50% until maturity on December 15, 2025. Prior to their stated maturity, the Notes are exchangeable by the holders only under the following circumstances (as more fully described in the indenture under which the Notes were issued):

•

during any fiscal quarter (and only during that fiscal quarter) commencing after July 11, 2008, if the last reported sale price of our common stock is greater than or equal to 130% of the applicable exchange price of $36.17 for at least 20 trading days in the period of 30 consecutive trading days;

•	if we have called the Notes for redemption; or

•	upon the occurrence of specified corporate transactions, such as a change in control.

Upon exchange of the Notes, we will deliver cash equal to the lesser of the aggregate principal amount of Notes to be exchanged and our total exchange obligation and, in the event our total exchange obligation exceeds the aggregate principal amount of Notes to be exchanged, shares of our common stock in respect of that excess. The total exchange obligation reflects the exchange rate whereby each $1,000 in principal amount of the Notes is exchangeable into an equivalent value of 25.9697 shares of our common stock and $60.6061 in cash. The incremental net shares for the Notes exchange feature were included in the diluted earnings per share calculation for the year ended December 31, 2009, however the incremental net shares for the Notes exchange feature were not included in the diluted earnings per share calculation for the year ended December 31, 2008, as the impact would have been antidilutive.

The Noteholders may require us to repurchase some or all of the Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest on December 15, 2010; December 15, 2015; or December 15, 2020, or on any date following a fundamental change as described in the indenture. We may redeem some or all of the Notes for cash at a redemption price of 100% of the principal amount plus any accrued and unpaid interest on or after December 15, 2010, upon at least 35-calendar days notice. Our intention is to redeem the Notes in December of 2010, and we plan to fund the redemption with available borrowings under our ABL Credit Facility.

OFF BALANCE SHEET ARRANGEMENTS

Off balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which we have an obligation to the entity that is not recorded in our consolidated financial statements. We have utilized various off balance sheet financial instruments from time to time as sources of cash when such instruments provided a cost-effective alternative to our existing sources of cash. We do not believe, however, that we are dependent on the availability of these instruments to fund our working capital requirements or our growth plans.

On December 29, 2000, we entered into a sale-leaseback transaction with an unrelated party. Under the terms of the transaction, we sold 90 properties, including land, buildings and improvements, which generated $52.3 million of cash. The lease, which is being accounted for as an operating lease, provides for an initial lease term of 21 years and may be extended for one initial ten-year period and two additional successive periods of five years each. The resulting gain of $4.5 million has been deferred and is being amortized over the initial lease term. Net rent expense during the initial term is approximately $5.5 million annually.

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

On September 28, 2007, we completed a second amended and restated master agreement to our $49 million Synthetic Operating Lease Facility with a group of financial institutions. The terms of such lease facility provided for an initial lease period of seven years, a residual value guarantee of approximately $39.7 million at December 31, 2007 and purchase options on the properties. On July 11, 2008, in connection with the acquisition of CSK, we purchased all the properties included in our Synthetic Operating Lease Facility for $49.3 million, thus terminating the facility. The purchase was funded through borrowings under the ABL Credit Facility.

On July 11, 2008, and as a result of the acquisition, we entered into a master lease agreement with ARI Fleet LT (“ARI”), which was originally entered into on March 19, 2001, by CSK. The lease agreement with ARI is for the lease of all of CSK’s delivery and management vehicles, which is accounted for as a capital lease. Under the master agreement, a lease contract is created on each vehicle, with terms typically ranging from 50 to 60 months. Interest expense on the capital lease totaled $0.3 million for each of the years ended December 31, 2009 and 2008. At December 31, 2009 and 2008, the book value of the ARI master lease agreement was $3.9 million and $7.4 million, respectively.

We issue stand-by letters of credit provided by a $200 million sub limit under the ABL Credit Facility that reduce our available borrowings. These letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance. Letters of credit totaling $72.3 million and $55.6 million were outstanding at December 31, 2009 and 2008, respectively.

CONTRACTUAL OBLIGATIONS

Deferred income taxes, self-insurance accruals, interest payments on our variable rate long-term debt and commitments with various vendors for the purchase of inventory are included in “Other liabilities” on our consolidated balance sheets and are not reflected in the table below due to the absence of scheduled maturities, the nature of the account or the commitment’s cancellation terms. Due to the absence of scheduled maturities, the timing of certain of these payments cannot be determined, except for amounts estimated to be payable in 2010, which are included in “Current liabilities” on our consolidated balance sheets.

Our contractual obligations at December 31, 2009, included commitments for future payments under noncancelable lease arrangements, short and long-term debt arrangements, interest payments related to long-term debt, fixed payments related to interest rate swaps and purchase obligations for construction contract commitments, which are summarized in the table below and are fully disclosed in Note 4 “Long-Term Debt” and Note 6 “Commitments” to the consolidated financial statements. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business, through borrowings under our ABL Credit Facility or through future borrowings.

	Payments Due By Period
	Total	Before 1 Year	1 to 2 Years	3 to 4 Years	Years 5 and Over
	(In thousands)
Contractual Obligations:
Long-term debt	$778,800	$100,000	$—	$678,800	$—
Payments under interest rate swap agreements	16,646	11,900	4,746	—	—
Interest rate payments under 6 3 /4% Exchangeable Senior Notes	103,954	6,739	13,000	13,000	71,215
Future minimum lease payments under capital leases	12,327	6,455	4,343	1,202	327
Future minimum lease payments under operating leases	1,501,522	214,087	377,053	278,242	632,140
Other obligations	4,200	600	1,200	1,200	1,200
Purchase obligations	102,556	102,556	—	—	—

Total contractual cash obligations	$2,520,005	$442,337	$400,342	$972,444	$704,882

We may redeem some or all of the Notes for cash at a redemption price of 100% of the principal amount plus any accrued and unpaid interest on or after December 15, 2010, upon at least 35-calendar days notice. Our intention is to redeem the Notes in December of 2010, and we plan to fund the redemption with available borrowings under our ABL Credit Facility.

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

•

Self-Insurance Reserves – We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities from workers’ compensation, general liability, vehicle liability, property loss, and employee health care benefits. With the exception of employee health care benefit liabilities, which are limited by the design of these plans, we obtain third-party insurance coverage to limit our exposure for any individual workers’ compensation, general liability, vehicle liability or property loss claim. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts. The assumptions made by management as they relate to each of these factors represent our judgment as to the most probable cumulative impact of each factor to our future obligations. Our calculation of self-insurance liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date and the application of alternative assumptions could result in a different estimate of these liabilities. Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains. As we obtain additional information that affects the assumptions and estimates we used to recognize liabilities for claims incurred in prior accounting periods, we adjust our self-insurance liabilities to reflect the revised estimates based on this additional information. These liabilities are recorded at our estimate of their net present value. These liabilities do not have scheduled maturities, but we can estimate the timing of future payments based upon historical patterns. We could apply alternative assumptions regarding the timing of payments or the applicable discount rate that could result in materially different estimates of the net present value of the liabilities. If self-insurance reserves were changed 10% from our estimated reserves at December 31, 2009, the financial impact would have been approximately $9.1 million or 1.8% of pretax income for the year ended December 31, 2009.

•

Accounts Receivable – We provide credit to our commercial customers in the ordinary course of business. We estimate the allowance for doubtful accounts on these receivables based on historical loss ratios and other relevant factors. Actual results have consistently been within management’s expectations, and we do not believe there is a reasonable likelihood that there will be a material change in the future that will require a significant change in the assumptions or estimates we use to calculate our allowance for doubtful accounts. However, if actual results differ from our estimates, we may be exposed to losses or gains. If the allowance for doubtful accounts were changed 10% from our estimated allowance at December 31, 2009, the financial impact would have been approximately $0.7 million or 0.1% of pretax income for the year ended December 31, 2009.

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

We also record a reserve to reduce the carrying value of our perpetual inventory to account for quantities in our perpetual records above the actual existing quantities on hand caused by unrecorded shrink. We estimate this reserve based on the results of our extensive and frequent cycle counting programs and periodic, full physical inventories at our stores and distribution centers. To the extent that our estimates do not accurately reflect the actual unrecorded inventory shrinkage, we could potentially experience a material impact to our inventory balances. We have historically been able to provide a timely and accurate measurement of shrink and have not experienced material adjustments to our estimates. If unrecorded shrink were changed 10% from the estimate that we recorded based on our historical experience at December 31, 2009, the financial impact would have been approximately $1.2 million or 0.3% of pretax income for the year ended December 31, 2009.

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

We review goodwill and other intangible assets for impairment annually on December 31, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We have not historically recorded an impairment to our goodwill or intangible assets. The process of evaluating goodwill for impairment involves the determination of the fair value of our Company using the market approach. Inherent in such fair value determinations are certain judgments and estimates, including estimates which incorporate assumptions marketplace participants would use in making their estimates of fair value. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, we will adjust the carrying value of these assets in the period in which the impairment occurs, however, we do not believe there has been any change of events or circumstances that would indicate that a reevaluation of goodwill or other intangible assets is required as of December 31, 2009, nor do we believe goodwill or any other intangible assets are at risk of failing impairment testing. If the price of O’Reilly stock, which was a primary input used to determine the Company’s market capitalization during step one of goodwill impairment testing, changed by 10% from the value used during testing, the results and our conclusions would not have changed and no further steps would have been required.

•

Closed Property Reserves – We maintain reserves for closed stores and other properties that are no longer utilized in current operations. We accrue for closed property operating lease liabilities using a credit-adjusted discount rate to calculate the present value of the remaining noncancelable lease payments, contractual occupancy costs and lease termination fees after the closing date, net of estimated sublease income. The closed property lease liabilities are expected to be paid over the remaining lease terms. We estimate sublease income and future cash flows based on our experience and knowledge of the market in which the closed property is located, our previous efforts to dispose of similar assets and existing economic conditions. Adjustments to closed property reserves are made to reflect changes in estimated sublease income or actual exit costs from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. If closed property reserves were changed 10% from our estimated reserves at December 31, 2009, the financial impact would have been approximately $2.3 million or 0.5% of pretax income for the year ended December 31, 2009.

•

Legal Reserves – We maintain reserves for expenses associated with litigation for which O’Reilly is currently involved. We are currently involved in litigation incidental to the ordinary conduct of our business as well as resolving the governmental investigations that are being conducted against CSK and litigation commenced against its former employees for alleged conduct relating to periods prior to the acquisition date. As a result of the acquisition, we expect to continue to incur ongoing legal fees related to such investigations, litigation and indemnity obligations. Our legal reserve was principally recorded as an assumed liability in our allocation of the purchase price of CSK, which was finalized on June 30, 2009. Management, with the assistance of outside legal counsel, must make estimates of potential legal obligations and possible liabilities arising from such litigation and records reserves for these expenditures. If legal reserves were changed 10% from our estimated reserves at December 31, 2009, the financial impact would have been approximately $2.4 million or 0.5% of pretax income for the year ended December 31, 2009.

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

QUARTERLY RESULTS

The following table sets forth certain quarterly unaudited operating data for fiscal 2009 and 2008. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.

The unaudited operating data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included therein.

	Fiscal 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Sales	$1,163,749	$1,251,377	$1,258,239	$1,173,697
Gross profit	542,670	603,769	610,555	569,534
Operating income	113,336	149,675	149,196	125,412
Net income	62,835	85,515	87,225	71,923
Basic net income per common share	0.47	0.63	0.64	0.52
Net income per common share – assuming dilution	0.46	0.62	0.63	0.52

	Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Sales	$646,220	$704,430	$1,111,272	$1,114,631
Gross profit	288,494	317,097	507,206	515,129
Operating income	74,156	88,388	92,471	80,602
Net income	46,331	55,788	41,399	42,714
Basic net income per common share	0.40	0.48	0.31	0.32
Net income per common share – assuming dilution	0.40	0.48	0.31	0.32

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued the Consolidation Topic (“ASC 810”) of the FASB ASC, which is effective for fiscal years beginning after December 15, 2008. ASC 810 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. ASC 810 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The provisions of ASC 810 were effective for us beginning January 1, 2009, and are applied prospectively. The adoption of ASC 810 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued the Derivatives and Hedging Topic (“ASC 815”) of the FASB ASC, which requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. ASC 815 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of ASC 815 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have adopted the provisions of ASC 815 beginning with our condensed consolidated financial statements for the quarter ended March 31, 2009.

In May 2008, the FASB issued the Debt with Conversions and Other Options Topic (“ASC 470”) of the FASB ASC, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion and specifies that issuers of such instruments should separately account for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 470 requires bifurcation of a component of the debt, classification of that component in equity if certain criteria are met and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our Consolidated Statement of Operations. ASC 470 is effective for fiscal years and interim periods beginning after December 15, 2008, with early application prohibited. We adopted the provisions of ASC 470 beginning with our condensed consolidated financial statements for the quarter ended March 31, 2009; however, the retrospective adoption of ASC 470 did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 4 “Long-Term Debt” to the consolidated financial statements.

In April 2009, the FASB issued the Financial Instruments Topic (“ASC 825”) of the FASB ASC. This Topic requires quarterly disclosure of the methods and significant assumptions used to estimate the fair values of all financial instruments, and is effective for interim and annual periods ended after June 15, 2009. We adopted the provisions of ASC 825 beginning with our condensed consolidated financial statements for the quarter ended June 30, 2009. The application of this guidance affects disclosures only and therefore did not have an impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued the Subsequent Events Topic (“ASC 855”) of the FASB ASC. ASC 855 incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards. ASC 855 addresses events which occur after the balance sheet date but before the issuance of financial statements. Under ASC 855, as under current practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose, but not record, the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. In addition, ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim and annual periods ended after June 15, 2009. We adopted the provisions of ASC 855 beginning with our condensed consolidated financial statements for the quarter ended June 30, 2009.

In June 2009, the FASB issued the Generally Accepted Accounting Standards Topic (“ASC 105”) of the FASB ASC. ASC 105 defines the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure; also included, is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 is effective for reporting periods ended after September 15, 2009. We adopted the provisions of ASC 105 beginning with our condensed consolidated financial statements for the quarter ended September 30, 2009, and our financial statements and related disclosures reflect the newly adopted codification.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) number 2009-05 (“ASU 2009-05”), an update to the Fair Value Measurements and Disclosures Topic (“ASC 820”). This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using (a) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities and/or (b) an income approach valuation technique or a market approach valuation technique, consistent with the principles of ASC 820. This update is effective for the first reporting period (including interim periods) beginning after issuance. We adopted this update beginning with our condensed consolidated financial statements for the quarter ended September 30, 2009; the adoption of this update did not have a material impact on our consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk to the extent we borrow against our credit facilities with variable interest rates. Primarily as a result of borrowings in 2008 to fund the acquisition of CSK, we have interest rate exposure with respect to the $679 million outstanding balance on our variable interest rate debt at December 31, 2009; however, from time to time, we have entered into interest rate swaps to reduce this exposure. On July 24, 2008, October 14, 2008, and November 24, 2008, we reduced our exposure to changes in interest rates by entering into interest rate swap contracts (“the Swaps”) with a total notional amount of $450 million. The interest rate swap transaction we entered into with SunTrust on November 24, 2008, was for $50 million and matured on November 28, 2009, increasing our exposure to changes in interest rates by $50 million, to a total notional amount of $400 million. On January 21, 2010, we entered into an interest rate swap contract with Barclays on an additional $50 million of the Company’s outstanding floating rate debt. The Swaps represent contracts to exchange a floating rate for fixed interest payments periodically over the life of the Swap agreement without exchange of the underlying notional amount. The notional amount of the swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The Swaps have been designated as cash flow hedges. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $2.8 million ($1.7 million after tax), based on our exposure to interest rate changes on variable rate debt that is not covered by the Swaps. This analysis does not consider the effects of the change in the level of overall economic activity that could exist in an environment of adversely changing interest rates. In the event of an adverse change in interest rates and to the extent that we have amounts outstanding under our asset-based credit facility, management would likely take further actions that would seek to mitigate our exposure to interest rate risk.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management believes that as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report which is included herein.

/s/ Greg Henslee	/s/ Thomas McFall
Greg Henslee Chief Executive Officer & Co-President	Thomas McFall Executive Vice President of Finance & Chief Financial Officer

February 26, 2010	February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O’Reilly Automotive, Inc. and Subsidiaries

We have audited O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). O’Reilly Automotive, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, O’Reilly Automotive, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, of O’Reilly Automotive, Inc. and Subsidiaries and our report dated February 26, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O’Reilly Automotive, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O’Reilly Automotive, Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri

February 26, 2010

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$26,935	$31,301
Accounts receivable, less allowance for doubtful accounts of $6,795 in 2009 and $4,521 in 2008	107,887	105,985
Amounts receivable from vendors	63,110	59,826
Inventory	1,913,218	1,570,144
Deferred income taxes	85,934	64,028
Other current assets	29,635	44,149

Total current assets	2,226,719	1,875,433

Property and equipment, at cost	2,353,240	1,939,532
Less: accumulated depreciation and amortization	626,861	489,639

Net property and equipment	1,726,379	1,449,893

Notes receivable, less current portion	12,481	21,548
Goodwill	744,313	720,508
Deferred income taxes	—	28,767
Other assets, net	71,579	97,168

Total assets	$4,781,471	$4,193,317

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$818,153	$736,986
Self insurance reserve	67,580	65,170
Accrued payroll	42,790	60,616
Accrued benefits and withholdings	44,295	38,583
Income taxes payable	8,068	9,951
Other current liabilities	143,781	134,064
Current portion of long-term debt	106,708	8,131

Total current liabilities	1,231,375	1,053,501

Long-term debt, less current portion	684,040	724,564
Deferred income taxes	18,321	—
Other liabilities	161,870	133,034

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares – 5,000,000
Issued and outstanding shares – none	—	—
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares – 137,468,063 in 2009 and 134,828,650 in 2008	1,375	1,348
Additional paid-in capital	1,042,329	949,758
Retained earnings	1,650,123	1,342,625
Accumulated other comprehensive loss	(7,962)	(11,513)

Total shareholders’ equity	2,685,865	2,282,218

Total liabilities and shareholders’ equity	$4,781,471	$4,193,317

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

(In thousands, except per share data)

	Years ended December 31,
	2009	2008	2007
Sales	$4,847,062	$3,576,553	$2,522,319
Cost of goods sold, including warehouse and distribution expenses	2,520,534	1,948,627	1,401,859

Gross profit	2,326,528	1,627,926	1,120,460
Selling, general and administrative expenses	1,788,909	1,292,309	815,309

Operating income	537,619	335,617	305,151
Other income (expense), net:
Debt prepayment costs	—	(7,157)	—
Interim facility commitment fee	—	(4,150)	—
Interest expense	(45,176)	(26,138)	(3,723)
Interest income	1,543	3,185	4,077
Other, net	2,912	1,175	1,983

Total other income (expense), net	(40,721)	(33,085)	(2,337)

Income before income taxes	496,898	302,532	307,488
Provision for income taxes	189,400	116,300	113,500

Net income	$307,498	$186,232	$193,988

Basic income per common share:

Net income per common share	$2.26	$1.50	$1.69

Weighted-average common shares outstanding	136,230	124,526	114,667

Income per common share-assuming dilution:

Net income per common share-assuming dilution	$2.23	$1.48	$1.67

Adjusted weighted-average common shares outstanding	137,882	125,413	116,080

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Shares	Par Value
Balance at December 31, 2006	113,929	$1,139	$400,552	$962,405	$—	$1,364,096
Net income	—	—	—	193,988	—	193,988	$193,988
Other comprehensive loss	—	—	—	—	(6,800)	(6,800)	(6,800)

Comprehensive income							$187,188

Issuance of common stock under employee benefit plans	367	4	11,543	—	—	11,547
Issuance of common stock under stock option plans	965	10	17,114	—	—	17,124
Tax benefit of stock options exercised	—	—	6,835	—	—	6,835
Share based compensation	—	—	5,687	—	—	5,687

Balance at December 31, 2007	115,261	$1,153	$441,731	$1,156,393	$(6,800)	$1,592,477
Net income	—	—	—	186,232	—	186,232	$186,232
Other comprehensive loss	—	—	—	—	(4,713)	(4,713)	(4,713)

Comprehensive income							$181,519

Issuance of common stock under employee benefit plans	546	5	13,710	—	—	13,715
Issuance of common stock under stock option plans	876	9	18,277	—	—	18,286
Issued in CSK acquisition	18,146	181	465,645	—	—	465,826
Tax benefit of stock options exercised	—	—	1,573	—	—	1,573
Share based compensation	—	—	8,822	—	—	8,822

Balance at December 31, 2008	134,829	$1,348	$949,758	$1,342,625	$(11,513)	$2,282,218
Net income	—	—	—	307,498	—	307,498	$307,498
Other comprehensive income	—	—	—	—	3,551	3,551	3,551

Comprehensive income							$311,049

Issuance of common stock under employee benefit plans	393	4	12,969	—	—	12,973
Issuance of common stock under stock option plans	2,246	23	54,049	—	—	54,072
Tax benefit of stock options exercised	—	—	9,043	—	—	9,043
Share based compensation	—	—	14,410	—	—	14,410
Fair value of equity component of 6 3/4% Senior Exchangeable Notes	—	—	2,100	—	—	2,100

Balance at December 31, 2009	137,468	$1,375	$1,042,329	$1,650,123	$(7,962)	$2,685,865

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2009	2008	2007
	(In thousands)
Operating activities
Net income	$307,498	$186,232	$193,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	142,912	107,345	78,943
Amortization of intangibles	5,267	5,653	—
Amortization of premium on 6 3/4% exchangeable notes	(750)	(352)	—
Amortization of debt issuance costs	8,508	4,084	—
Deferred income taxes	50,381	11,031	(6,341)
Share based compensation programs	21,413	13,554	12,777
Other	8,739	8,226	5,007
Changes in operating assets and liabilities:
Accounts receivable	(9,714)	(7,437)	(8,555)
Inventory	(339,742)	(142,333)	(68,823)
Accounts payable	79,824	50,410	62,279
Other	10,864	62,129	30,143

Net cash provided by operating activities	285,200	298,542	299,418

Investing activities
Cash component of acquisition price of CSK Automotive, Inc., net of cash acquired	—	(33,767)	—
Purchases of property and equipment	(414,779)	(341,679)	(282,655)
Proceeds from sale of property and equipment	4,288	1,246	2,327
Payments received on notes receivable	5,819	5,342	5,202
Purchase of short-term investments	—	—	(21,724)
Other	(5,989)	1,261	(3,468)

Net cash used in investing activities	(410,661)	(367,597)	(300,318)

Financing activities
Proceeds from borrowings on asset-based revolving debt and other long term debt	664,550	925,256	16,450
Payments on asset-based revolving debt	(599,950)	(311,056)	—
Payment of debt issuance costs	—	(43,239)	—
Principal payments on debt and capital leases	(13,648)	(534,944)	(26,460)
Debt prepayment costs	—	(7,157)	—
Issuance cost of equity exchanged in CSK acquisition	—	(1,218)	—
Tax benefit of stock options exercised	10,215	2,184	6,835
Net proceeds from issuance of common stock	59,508	22,995	21,727
Other	420	(20)	—

Net cash provided by financing activities	121,095	52,801	18,552

Net (decrease)/increase in cash and cash equivalents	(4,366)	(16,254)	17,652
Cash and cash equivalents at beginning of year	31,301	47,555	29,903

Cash and cash equivalents at end of year	$26,935	$31,301	$47,555

Supplemental disclosures of cash flow information:
Income taxes paid	$126,882	$74,227	$93,040
Interest paid, net of capitalized interest	36,881	17,824	3,727
Property and equipment acquired through issuance of capital lease obligations	8,337	4,847	—
Issuance of common stock to acquire CSK	—	459,308	—
Fair value of converted CSK stock options and restricted stock	—	7,736	—

See accompanying Notes to Consolidated Financial Statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

O’Reilly Automotive, Inc. (the “Company”) is a specialty retailer and supplier of automotive aftermarket parts, tools, supplies and accessories to both the do-it-yourself (“DIY”) customer and the professional installer in 38 states.

Reclassification

Certain prior period amounts may have been reclassified to conform to current period presentation. These reclassifications had no effect on reported totals for assets, liabilities, shareholders’ equity, cash flows or net income.

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

Cash Equivalents

Cash equivalents include investments with maturities of 90 days or less at the day of purchase.

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

Inventory

Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Inventory also includes related procurement, warehousing and distribution center costs. Cost has been determined using the last-in, first-out (“LIFO”) method, which is a better matching of costs with revenues. The replacement cost of inventory was $1,921,961,000 and $1,630,549,000 as of December 31, 2009 and 2008, respectively.

Amounts Receivable from Vendors

The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising, devaluation programs, allowances for warranties and volume purchase rebates. Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes, are reported as a reduction of advertising expense in the period in which the advertising occurred. All other material vendor concessions are recognized as a reduction to the cost of inventory. Amounts receivable from vendors also includes amounts due to the Company for changeover merchandise and product returns. The Company regularly reviews vendor receivables for collectability and assesses the need for a reserve for uncollectible amounts based on an evaluation of the Company’s vendors’ financial positions and corresponding abilities to meet financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the amounts receivable from vendors and the Company did not record a reserve for uncollectible amounts in the consolidated financial statements at December 31, 2009 and 2008.

Debt Issuance Costs

Deferred debt issuance costs totaled $30,172,000 and $39,155,000, net of amortization, as of December 31, 2009 and 2008, respectively, of which $8,553,000 and $8,648,000 were included in “Other current assets” as of December 31, 2009 and 2008, respectively. The remainder was included in “Other assets” as of December 31, 2009 and 2008. Deferred debt issuance costs are being amortized using the straight-line method over the term of the corresponding long-term debt issue and are included in interest expense in our Consolidated Statements of Income.

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

Property and equipment consists of the following (in thousands):

	Original Useful Lives	December 31, 2009	December 31, 2008
Land		$331,456	$281,814
Buildings and building improvements	15 –39 years	766,446	638,976
Leasehold improvements	3 – 25 years	314,751	268,574
Furniture, fixtures and equipment	3 – 20 years	645,839	556,706
Vehicles	5 – 10 years	157,535	127,709
Construction in progress		137,213	65,753

		2,353,240	1,939,532
Less: accumulated depreciation and amortization		626,861	489,639

Net property and equipment		$1,726,379	$1,449,893

The gross value of capital lease assets included in the “Furniture, fixtures and equipment” amounts of the above table was $17,393,000 and $13,203,000 at December 31, 2009 and 2008, respectively. The gross value of capital lease assets included in the “Vehicles” amount of the above table was $9,722,000 and $10,371,000 at December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the Company recorded accumulated amortization on all capital lease assets in the amount of $10,536,000 and $3,962,000, respectively, all of which is included in accumulated depreciation and amortization in the above table.

The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average rates paid for long-term borrowings. Total interest costs capitalized for the years ended December 31, 2009, 2008 and 2007, were $6,715,000, $2,318,000 and $2,554,000, respectively.

Goodwill and Other Intangible Assets

The accompanying consolidated balance sheets at December 31, 2009 and 2008, include goodwill and other intangible assets recorded as the result of previous acquisitions. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually on December 31, rather than systematically amortizing goodwill against earnings. The Company reviews goodwill and indefinite-lived intangible assets for impairment annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. The goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. The Company operates as one reporting unit, and its fair value exceeds its carrying value, including goodwill. Therefore, the Company has determined that no impairment of goodwill existed at December 31, 2009 and 2008.

Operating Leases

The Company’s policy is to amortize leasehold improvements over the lesser of the lease term or the estimated economic life of those assets. Generally, the lease term for stores is the base lease term and the lease term for distribution centers includes the base lease term plus certain renewal option periods for which renewal is reasonably assured and failure to exercise the renewal option would result in a significant economic penalty. The Company recognizes rent expense on a straight-line basis over these lease terms.

Notes Receivable

The Company had notes receivable from vendors and other third parties amounting to $16,591,000 and $28,221,000 at December 31, 2009 and 2008, respectively. The notes receivable, which bear interest at rates ranging from 0% to 10%, are due in varying amounts through August 2017.

Self-Insurance Reserves

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, vehicle liability, property loss, and employee health care benefits. With the exception of employee health care benefit liabilities, which are limited by the design of these plans, the Company obtains third-party insurance coverage to limit its exposure. The Company estimates its self-insurance liabilities by considering a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts. These liabilities are recorded at their net present value.

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

Derivative Instruments and Hedging Activities

The Company’s accounting policies for derivative financial instruments are based on whether the instruments meet the criteria for designation as cash flow or fair value hedges. A designated hedge of the exposure to variability in the future cash flows of an asset or a liability qualifies as a cash flow hedge. A designated hedge of the exposure to changes in fair value of an asset or a liability qualifies as a fair value hedge. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction and the probability that the underlying transaction will occur. For derivatives with cash flow hedge accounting designation, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other comprehensive income (loss) and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction. For derivatives with fair value hedge accounting designation, the Company would recognize gains or losses from the change in fair value of these derivatives, as well as the offsetting change in the fair value of the underlying hedged item, in earnings.

The Company currently holds derivative financial instruments to manage interest rate risk. The Company has designated these derivative financial instruments as cash flow hedges. The derivative financial instruments are recorded at fair value and are included in “Other liabilities and “Other long-term liabilities”. Derivative instruments recorded at fair value as liabilities totaled $13,053,000 and $18,874,000 as of December 31, 2009 and 2008, respectively. Derivative instruments included in “Other liabilities” totaled $4,140,000 and $18,874,000 as of December 31, 2009 and 2008, respectively. Derivative instruments included in “Other long-term liabilities” totaled $8,913,000 as of December 31, 2009. On a quarterly basis, the Company measures the effectiveness of the derivative financial instruments by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of the instruments against the expected future interest payments on the corresponding variable rate debt. In addition, the Company compares the critical terms, including notional amounts, underlying indexes and reset dates of the derivative financial instruments with the respective variable rate debt to ensure all terms agree. Any ineffectiveness would be reclassified from “Accumulated other comprehensive income (loss)” to “Interest expense.” As of December 31, 2009, the Company had no ineffectiveness on its derivative financial instruments. See Note 8 for further information concerning these derivative instruments accounted for as hedges.

Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rules currently scheduled to be in effect for the year in which the differences are expected to reverse, and also includes the amount of tax carry forwards. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date. The Company records a valuation allowance against deferred tax assets to the extent it is more likely than not the amount will not be realized, based upon evidence available at the time of the determination, and any change in the valuation allowance is recorded in the period of a change in such determination.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense charged to operations amounted to $72,927,000, $65,640,000 and $40,472,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Litigation Reserves

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. The Company records reserves for litigation losses in instances where a material adverse outcome is probable and the Company is able to reasonably estimate the probable loss. The Company reserves for an estimate of material legal costs to be incurred on pending litigation matters. Although we cannot ascertain the amount of liability that we may incur from any of these matters, we do not currently believe that, in the aggregate, these matters will have a material adverse effect on our consolidated financial position, results or operations or cash flows. In addition, O’Reilly is involved in resolving legacy governmental investigations and litigation that were being conducted against former CSK employees and CSK arising out of alleged conduct relating to periods prior to the acquisition. Further detail regarding such matters is described in Note 14.

Closed Store Liabilities

The Company maintains reserves for closed stores and other properties that are no longer being utilized in current operations. The Company provides for these liabilities using a credit-adjusted discount rate to calculate the present value of the remaining noncancelable lease payments, occupancy costs and lease termination fees after the close date, net of estimated sublease income. In conjunction with the acquisition of CSK, the Company’s reserves include purchase accounting liabilities related to acquired properties that are no longer being utilized in the acquired business and the Company’s planned exit activities. See Note 7 for further information concerning these liabilities.

Earnings per Share

Basic earnings per share is based on the weighted-average outstanding common shares. Diluted earnings per share is based on the weighted-average outstanding shares adjusted for the effect of common stock equivalents. Common stock equivalents that could potentially dilute basic earnings per share in the future that were not included in the fully diluted computation because they would have been antidilutive were 1,103,000, 5,184,000 and 1,613,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Other than derivative instruments and the Company’s 6 3/4% Exchangeable Notes (see Note 4), the Company’s non-financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt, as reported in the accompanying Consolidated Balance Sheets, approximate fair value. The carrying value of the Company’s derivative financial instruments has been adjusted to fair value in the accompanying Consolidated Balance Sheets.

New Accounting Pronouncements

In December 2007, the FASB issued the Consolidation Topic (“ASC 810”) of the FASB ASC, which is effective for fiscal years beginning after December 15, 2008. ASC 810 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. ASC 810 applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The provisions of ASC 810 were effective for the Company beginning January 1, 2009, and are applied prospectively. The adoption of ASC 810 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued the Derivatives and Hedging Topic (“ASC 815”) of the FASB ASC, which requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. ASC 815 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of ASC 815 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has adopted the provisions of ASC 815 beginning with its condensed consolidated financial statements for the quarter ended March 31, 2009.

In May 2008, the FASB issued the Debt with Conversions and Other Options Topic (“ASC 470”) of the FASB ASC, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion and specifies that issuers of such instruments should separately account for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 470 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the Company’s consolidated statement of operations. ASC 470 is effective for fiscal years and interim periods beginning after December 15, 2008, with early application prohibited. The Company adopted the provisions of ASC 470 beginning with its condensed consolidated financial statements for the quarter ended March 31, 2009; however, the retrospective adoption of ASC 470 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows (see Note 4).

In April 2009, the FASB issued the Financial Instruments Topic (“ASC 825”) of the FASB ASC. This Topic requires quarterly disclosure of the methods and significant assumptions used to estimate the fair values of all financial instruments, and is effective for interim and annual periods ended after June 15, 2009. The Company adopted the provisions of ASC 825 beginning with its condensed consolidated financial statements for the quarter ended June 30, 2009. The application of this guidance affects disclosures only and therefore did not have an impact on the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB issued the Subsequent Events Topic (“ASC 855”) of the FASB ASC. ASC 855 incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards. ASC 855 addresses events which occur after the balance sheet date but before the issuance of financial statements. Under ASC 855, as under current practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose, but not record, the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. In addition, ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim and annual periods ended after June 15, 2009. The Company adopted the provisions of ASC 855 beginning with its condensed consolidated financial statements for the quarter ended June 30, 2009.

In June 2009, the FASB issued the Generally Accepted Accounting Standards Topic (“ASC 105”) of the FASB ASC. ASC 105 defines the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure; also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 is effective for reporting periods ended after September 15, 2009. The Company adopted the provisions of ASC 105 beginning with its condensed consolidated financial statements for the quarter ended September 30, 2009, and the Company’s financial statements and related disclosures reflect the newly adopted codification.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) number 2009-05 (“ASU 2009-05”), an update to the Fair Value Measurements and Disclosures Topic (“ASC 820”). This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using (a) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities and/or (b) an income approach valuation technique or a market approach valuation technique, consistent with the principles of ASC 820. This update is effective for the first reporting period (including interim periods) beginning after issuance. The Company adopted this update beginning with its condensed consolidated financial statements for the quarter ended September 30, 2009; the adoption of this update did not have a material impact on the Company’s consolidated financial position or results of operations.

Subsequent Events

The Company entered into an interest rate swap transaction on January 21, 2010, with Barclays Capital. The Company entered into this swap transaction to mitigate the interest rate risk on an additional $50,000,000 of the Company’s outstanding floating rate debt under its Credit Agreement. The swap transaction has an effective date of January 22, 2010, and a maturity date of January 31, 2011. Under the terms of the swap transaction, the Company is required to make certain monthly fixed rate payments calculated on a notional amount of $50,000,000 at a fixed rate of 0.525% and the counterparty is obligated to make certain monthly floating rate payments to the Company based on LIBOR on the same referenced notional amount.

The Company opened its second, new distribution center in the western-half of the United States in January of 2010 in Moreno Valley, California. This distribution center is an owned facility with over 547,000 operating square feet. This facility will service the 238 Kragen stores in the southern California area. The Kragen stores that will be serviced out of this distribution center began converting to the O’Reilly systems in January of 2010 and will continue to convert at a rate of approximately 30 stores per week. All 238 Kragen stores are expected to be converted to the O’Reilly systems and be serviced from this new distribution center by the end of the first quarter of 2010.

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date of December 31, 2009, through the filing of these financial statements which occurred on February 26, 2010. Other than the events described above, no material events or transactions, which would require adjustments or disclosures in the consolidated financial statements, occurred during this period.

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

At the date of the acquisition, CSK had 1,342 stores in 22 states, operating under four brand names: Checker Auto Parts, Schuck’s Auto Supply, Kragen Auto Parts and Murray’s Discount Auto Parts. As of December 31, 2009, the Company had converted 405 CSK stores to the O’Reilly systems, merged 41 CSK stores with existing O’Reilly locations, closed 13 CSK stores and opened five new stores in CSK historical markets.

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

The acquisition was accounted for under the purchase method of accounting with O’Reilly Automotive, Inc. as the acquiring entity in accordance with the Statement of Financial Accounting Standard No. 141, Business Combinations. Accordingly, the consideration paid by the Company to complete the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of purchase price was based upon certain external valuations and other analyses, including the review of legal reserves (see Note 14). Between the acquisition date and June 30, 2009, the Company adjusted its initial acquisition cost and preliminary purchase price allocation to reflect adjustments to certain assets, reserves, and obligations.

O’Reilly exchanged 18,104,371 shares of common stock pursuant to the formula prescribed in the merger agreement relating to the acquisition of CSK, dated April 1, 2008. The value of the O’Reilly stock, $25.37 per share, exchanged for CSK shares was determined based on the average close price of O’Reilly stock beginning two days before and ending two days after June 9, 2008. The June 9, 2008, measurement date reflects the last day when the number of O’Reilly shares issuable in the transaction became fixed such that subsequent applications of the formula in the merger agreement did not result in a change in the total number of shares exchanged. The fair value of options exchanged in the merger of $6,659,000 was based on CSK’s 3,689,761 outstanding options on July 11, 2008, multiplied by the exchange ratio adjusted to reflect the $1.00 per share cash consideration. The weighted-average fair value per option of $3.82 was determined using a Black-Scholes valuation model with the following weighted-average assumptions:

Risk free interest rate	2.5%
Expected life	2.3 Years
Expected volatility	29.9%
Expected dividend yield	0%

The fair value of $1,077,000 for the O’Reilly shares exchanged for CSK’s unvested restricted stock outstanding at July 11, 2008, was based on the fair value per O’Reilly share of $25.37 on the June 9, 2008, measurement date. Direct costs of the acquisition include investment-banking fees, legal and accounting fees, and other external costs directly related to the acquisition.

The final purchase price allocations, adjusted from the preliminary purchase price allocation disclosed as of December 31, 2008, and finalized on June 30, 2009, were as follows (in thousands):

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

The adjustments to the preliminary purchase price allocation disclosed as of December 31, 2008, compared to the final purchase price allocation completed as of June 30, 2009, related to information obtained subsequent to December 31, 2008, upon completion of the purchase price allocation procedures the Company identified at the acquisition date. The adjustments primarily related to completion of the Company’s review of CSK store locations, leases for stores to be closed and inventories to be liquidated, as well as the evaluation of the timing and costs to be incurred under the Company’s indemnification obligations to certain former CSK officers in ongoing U.S. Securities and Exchange Commission (“SEC”) and U.S. Department of Justice (“DOJ”) investigations. Material adjustments arising from the finalization of these planned procedures and the receipt of updated information resulted in increases to reserves for pre-acquisition legal matters of $21,814,000, exit activities, including store, distribution center and administrative office closure reserves of $15,385,000, and inventory reserves of $6,225,000, offset by the related effects of deferred tax assets which increased $26,869,000. The net impact of all adjustments between December 31, 2008, and June 30, 2009, increased goodwill by $24,479,000.

Estimated fair values of intangible assets acquired as of the date of acquisition are as follows (in thousands):

	Intangible assets	Weighted- Average Useful Lives (in years)
Trademarks and trade names	$13,000	1.4
Favorable property leases	52,270	10.7

Total intangible assets	$65,270

The estimated values of operating leases with unfavorable terms compared with current market conditions totaled approximately $49,680,000. These liabilities have an estimated weighted-average useful life of approximately 7.7 years and are included in other liabilities. Favorable and unfavorable lease assets and liabilities are being amortized to selling, general and administrative expense over their expected lives, which approximates the period of time that the favorable or unfavorable lease terms will be in effect. Trademarks and trade names have useful lives of one to three years and will be amortized to coincide with the anticipated conversion of CSK store brands to the O’Reilly branded locations over that period.

The final allocation of the purchase price included $53,961,000 of accrued liabilities for estimated costs to exit certain activities of CSK, including $14,828,000 of exit costs associated with the planned closure of 51 CSK stores, $3,650,000 of assumed liabilities related to CSK’s existing closed stores for 127 locations that were closed prior to the Company’s acquisition of CSK, $26,617,000 of employee separation costs, and $8,866,000 of exit costs associated with the planned closure of other administrative offices and certain distribution facilities. The Company began to formulate its exit plans prior to the completion of the acquisition. Pursuant to these plans, between the date of the acquisition and June 30, 2009, the Company reviewed all 1,342 acquired CSK stores to determine, from a location, lease, and facility standpoint, which stores would be closed. During the initial assessment, 33 CSK stores were identified as locations which would be merged with existing O’Reilly locations due to overlapping market coverage; it was determined that the remaining CSK store base would be evaluated by quantitative analysis of financial and market factors in addition to evaluations of the potential for further development of commercial business in those markets. From the initial assessment through June 30, 2009, and as contemplated in its initial exit plan, the Company completed a detailed review of custom demographic reports, which included do-it-yourself customer forecasting, wholesale sales potential and strength and quantity of competitors in the respective markets on a store-by-store basis. Along with the demographic reports, the Company evaluated historical store financial results, store lease obligations, store floor plans, and locations previously identified by former CSK management as projected closures. This detailed assessment resulted in the identification of an additional 18 CSK locations for closure, five of which were closed by the end of 2009. The employee separation costs include anticipated payments, as required under various pre-existing employment arrangements with CSK employees at the time of acquisition, relating to the planned involuntarily termination of employees performing overlapping or duplicative functions. Administrative and distribution facility exit liabilities include costs to close a distribution center in Mendota Heights, Minnesota, which overlapped an existing O’Reilly distribution center and costs to close small distribution facilities located in Washington and California, which will not be utilized under O’Reilly’s distribution model. In addition, the administrative and distribution exit liabilities include costs to exit certain administrative office space at CSK’s headquarters in Phoenix, Arizona, as functions performed at these locations will be transitioned to the Company’s Springfield, Missouri, headquarters location. As of June 30, 2009, the Company had finalized all exit plans.

The CSK senior credit facility and term loan facility required repayment upon merger or acquisition and the entire amounts outstanding under both facilities were repaid by the Company on the July 11, 2008, acquisition date. The excess of the final purchase price over the estimated fair values of tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. Goodwill in the amount of $694,987,000 was recorded in the final purchase price allocations and is not amortizable for tax purposes.

Unaudited Pro Forma Financial Information

The following pro forma financial information presents the combined historical results of the combined Company as if the acquisition had occurred as of the beginning of the respective period (in thousands, except per share data):

Pro Forma Results of Operations for the Year Ended December 31, 2008
Sales	$4,494,475
Net income	$176,385

Net income per common share	$1.32
Net income per common share-assuming dilution	$1.31

Weighted-average common shares outstanding	134,023

Adjusted weighted-average common shares outstanding – assuming dilution	134,910

This pro forma information is not intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of the period, nor is it necessarily indicative of future results and does not reflect potential synergies, integration costs, or other such costs or savings. Certain pro forma adjustments have been made to net income to give effect to: estimated charges to conform CSK’s method of accounting for inventory to LIFO, adjustments to selling, general and administrative expenses to remove the amortization on eliminated CSK historical identifiable intangible assets and deferred liabilities, expenses to amortize the value of identified intangibles acquired in the acquisition (primarily trade names, trademarks and leases), rent and depreciation adjustments to reflect O’Reilly’s purchase of properties under its synthetic lease facility, adjustments to interest expense to reflect the elimination of preexisting O’Reilly and CSK debt, estimated interest expense on O’Reilly’s new asset-based credit facility and other minor adjustments. The pro forma information presented above for the year ended December 31, 2008, includes certain acquisition related charges, net of tax, incurred in 2008 of $4,402,000, $2,552,000, and $5,727,000 for debt prepayment costs, interim facility commitment fees, and the acceleration of CSK’s stock options and restricted stock as a result of the change in control, respectively.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is reviewed annually on December 31 for impairment or more frequently if events or changes in business conditions indicate that impairment may exist. Goodwill is not amortizable for financial statement purposes. During the year ended December 31, 2009, the Company recorded goodwill of approximately $23,805,000, primarily due to changes in purchase price allocation in connection with the acquisition of CSK, which was finalized on June 30, 2009, (see Note 2). For the years ended December 31, 2009, 2008 and 2007, the Company recorded amortization expense of $14,097,000, $9,166,000, and $199,000, respectively, related to amortizable intangible assets, which are included in “Other assets” on the accompanying Consolidated Balance Sheets. The components of the Company’s amortizable and unamortizable intangible assets were as follows on December 31, 2009 and December 31, 2008 (in thousands):

	Cost		Accumulated Amortization
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Amortizable intangible assets
Favorable leases	$52,010	$52,270	$11,383	$3,690
Trade names and trademarks	13,000	13,000	11,588	5,312
Other	481	819	201	547

Total amortizable intangible assets	$65,491	$66,089	$23,172	$9,549

Unamortizable intangible assets
Goodwill	$744,313	$720,508

Total unamortizable intangible assets	$744,313	$720,508

In addition, the Company has recorded a liability for the values of operating leases with unfavorable terms, acquired in the acquisition of CSK, totaling approximately $49,570,000 and $49,680,000 for the years ended December 31, 2009 and 2008, respectively, which are included in the “Other liabilities” section of the Consolidated Balance Sheets. These leases have an estimated weighted-average useful life of approximately 7.7 years. During the years ended December 31, 2009 and 2008, the Company recognized an amortized benefit of $9,166,000 and $3,941,000, respectively, related to these unfavorable operating leases. None of the liabilities related to unfavorable lease terms relate to stores to be closed as discussed in Note 2.

At December 31, 2009, estimated net amortization of the Company’s intangible assets and liabilities for each of the next five years is as follows (in thousands):

2010	$2,154
2011	897
2012	850
2013	639
2014	621

$5,161

The change in the goodwill for the years ended December 31, 2009, and December 31, 2008, was as follows (in thousands):

Balance at December 31, 2007	$50,447
Acquisition of CSK	670,508
Other	(447)

Balance at December 31, 2008	720,508
Adjustment to preliminary purchase price allocation of CSK	24,479
Other	(674)

Balance at December 31, 2009	$744,313

NOTE 4 – LONG-TERM DEBT AND CAPITAL LEASES

Outstanding long-term debt was as follows on December 31, 2009, and December 31, 2008, (in thousands):

	December 31, 2009	December 31, 2008
Capital leases	$11,230	$14,927
6 3/ 4% Senior Exchangeable Notes	100,718	103,568
FILO revolving credit facility	125,000	125,000
Tranche A revolving credit facility	553,800	489,200

Total debt and capital lease obligations	790,748	732,695
Current maturities of debt and capital lease obligations	106,708	8,131

Total long-term debt and capital lease obligations	$684,040	$724,564

On July 11, 2008, in connection with the acquisition of CSK (see Note 2), the Company entered into its ABL Credit Agreement for a five-year $1.2 billion asset-based revolving credit facility arranged by BA, which the Company used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward. The ABL Credit Agreement is comprised of a five-year $1.075 billion tranche A revolving credit facility and a five-year $125 million first-in-last-out revolving credit facility (FILO tranche) both of which mature on July 11, 2013. As part of the ABL Credit Agreement, the Company has pledged virtually all of its assets as collateral and is subject to an ongoing consolidated leverage ratio covenant. On the date of the transaction, the amount of the borrowing base available, as described in the ABL Credit Agreement, under the credit facility was $1.050 billion, of which the Company borrowed $588 million. The Company used borrowings under the credit facility to repay certain existing debt of CSK, repay the Company’s $75 million 2006-A Senior Notes and purchase all of the properties that had been leased under the Company’s synthetic lease facility. As of December 31, 2009, the amount of the borrowing base available under the credit facility was $1.196 billion, of which the Company had outstanding borrowings of $679 million. The available borrowings under the credit facility are also reduced by stand-by letters of credit issued by the Company primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. As of December 31, 2009, the Company had stand-by letters of credit outstanding in the amount of $72 million and the aggregate availability for additional borrowings under the credit facility was $445 million. As part of the Credit Agreement, the Company has pledged substantially all of its assets as collateral and is subject to an ongoing consolidated leverage ratio covenant, with which the Company complied on December 31, 2009. As of December 31, 2008, the amount of the borrowing base available under the credit facility was $1.124 billion, of which the Company had outstanding borrowings of $614 million. The available borrowings under the credit facility are also reduced by stand-by letters of credit outstanding in the amount of $56 million and the aggregate availability for additional borrowings under the credit facility was $454 million. In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken; these actions include, but are not limited to, the bulleted items below:

•	termination of credit extensions

•	any outstanding principal amount plus accrued interest could become immediately payable

•	cash collateralization of all letter of credit obligations

•	litigation from lenders

At December 31, 2009, borrowings under the tranche A revolver bore interest, at the Company’s option, at a rate equal to either a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. Borrowings under the FILO tranche bore interest, at the Company’s option, at a rate equal to either a base rate plus 2.50% per annum or LIBOR plus 3.50% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate is equal to the higher of the prime lending rate established by BA from time to time and the federal funds effective rate as in effect from time to time plus 1.25%, subject to adjustment based upon remaining available borrowings. Fees related to unused capacity under the credit facility are assessed at a rate of 0.375% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity. In addition, the Company paid customary commitment fees, letter of credit fees, underwriting fees and other administrative fees in respect to the credit facility. At December 31, 2008, the Company had borrowings of $164 million under its facilities, which were not covered under an interest rate swap agreement, with interest rates ranging from 3.125% to 4.75%. At December 31, 2009, the Company had borrowings of $279 million under its facilities, which were not covered under an interest rate swap agreement, with interest rates ranging from 2.50% to 4.50%.

On July 24, 2008, October 14, 2008, and November 24, 2008, the Company entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), BA and SunTrust Bank (“SunTrust”). The Company entered into these interest rate swap transactions to mitigate the risk associated with its floating interest rate based on LIBOR on an aggregate of $450 million of its debt that is outstanding under its ABL Credit Agreement, dated as of July 11, 2008. The interest rate swap transaction the Company entered into with SunTrust on November 24, 2008, was for $50 million and matured on November 28, 2009, bringing the total notional amount of swapped debt to $400 million as of December 31, 2009, thus increasing the Company’s exposure to changes in interest rates. On January 21, 2010 the Company entered into an interest rate swap transaction with Barclays in the amount of $50 million, increasing the total notional amount of swapped debt to $450 million as of that date, thus reducing the Company’s exposure to changes in interest rates. The Company is required to make certain monthly fixed rate payments calculated on the notional amounts, while the applicable counter party is obligated to make certain monthly floating rate payments to the Company referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of the Company’s debt, which may exist under the ABL Credit Facility plus an applicable margin under the terms of the same credit facility. The counterparties, transaction dates, effective dates, applicable notional amounts, effective index rates and maturity dates of each of the interest rate swap transactions which existed as of December 31, 2009, are included in the table below:

Counterparty	Transaction Date	Effective Date	Notional Amount (in thousands)	Effective index rate	Spread at December 31, 2009	Effective Interest Rate at December 31, 2009	Maturity date
BBT	7/24/2008	8/1/2008	$100,000	3.425%	3.50%	6.93%	8/1/2010
BA	7/24/2008	8/1/2008	75,000	3.830	2.67	6.50	8/1/2011
SunTrust	7/24/2008	8/1/2008	25,000	3.830	3.50	7.33	8/1/2011
SunTrust	7/24/2008	8/1/2008	50,000	3.830	2.25	6.08	8/1/2011
BBT	10/14/2008	10/17/2008	25,000	2.990	2.25	5.24	10/17/2010
BBT	10/14/2008	10/17/2008	25,000	3.010	2.25	5.26	10/17/2010
BA	10/14/2008	10/17/2008	25,000	3.050	2.25	5.30	10/17/2010
SunTrust	10/14/2008	10/17/2008	25,000	2.990	2.25	5.24	10/17/2010
BA	10/14/2008	10/17/2008	50,000	3.560	2.25	5.81	10/17/2011

			$400,000

On July 11, 2008, the Company executed the Third Supplemental Indenture (the ‘Third Supplemental Indenture”) to the 6 3/4% Exchangeable Senior Notes due 2025 (the “Notes”), in which it agreed to become a guarantor, on a subordinated basis, of the $100 million principal amount of the Notes originally issued by CSK pursuant to an Indenture dated as of December 19, 2005, as amended and supplemented by the First Supplemental Indenture dated as of December 30, 2005, and the Second Supplemental Indenture, dated as of July 27, 2006, (the “Second Supplemental Indenture”) by and between CSK Auto Corporation, CSK Auto, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. On December 31, 2008, and effective as of July 11, 2008, the Company entered into the Fourth Supplemental Indenture in order to correct the definition of Exchange Rate in the Third Supplemental Indenture.

The Notes are exchangeable, under certain circumstances, into cash and shares of the Company’s common stock. The Notes bear interest at 6.75% per year until December 15, 2010, and 6.50% until maturity on December 15, 2025. Prior to their stated maturity, these Notes are exchangeable by the holder only under the following circumstances (as more fully described in the indenture under which the Notes were issued):

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

The Noteholders may require the Company to repurchase some or all of the Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest on December 15, 2010; December 15, 2015; or December 15, 2020, or on any date following a fundamental change as described in the indenture. The Company may redeem some or all of the Notes for cash at a redemption price of 100% of the principal amount plus any accrued and unpaid interest on or after

December 15, 2010, upon at least 35-calendar days notice. The Company intends to redeem the Notes in December of 2010, and plans to fund the redemption with available borrowings under its ABL Credit Facility.

The Company has determined that the share exchange feature and the embedded put and call options within the Notes will be accounted for as equity instruments and as such, the share exchange feature and the embedded options have not been accounted for as derivatives. Effective January 1, 2009, the Company adopted the provisions of the Debt with Conversion and Other Options Topic 470 (“ASC 470”) of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), which impacts the accounting associated with its Notes. ASC 470 requires the Company to recognize interest expense, including non-cash interest, based on the market rate for similar debt instruments without the conversion feature, which the Company determined to be 5.93%. In accordance with ASC 470, the liability component of the exchangeable debt was measured as of the acquisition date, using a 5.93% interest rate and an assumed 2.43-year life, as determined by the first date the holders may require the Company redeem the Note. The difference between the fair value of the Notes at acquisition date and the fair value of the liability component on that date and December 31, 2009, was $2,100,000, which was assigned to equity. The carrying amount of the equity portion of the Notes was $2,100,000 at December 31, 2009, and is fixed until the Notes are settled. The principal amount of the Notes as of December 31, 2009 and 2008, was $100,000,000. The unamortized premium on the Notes was $718,000 and $3,568,000 as of December 31, 2009 and 2008, respectively, which would be amortized over a period of approximately 0.96 and 1.96 years, respectively, resulting in a net carrying amount of the Notes as of December 31, 2009 and 2008, of $100,718,000 and $103,568,000, respectively. As of December 31, 2009, the if-converted value of the Notes was $100,037,000; however, as of December 31, 2008, the exchange value of the Notes did not exceed their principal amount. The net interest expense related to the Notes for the year ended December 31, 2009, was $5,999,000, resulting in an effective interest rate of 6.0%. The net interest expense related to the Notes for the year ended December 31, 2008, was $2,892,000, resulting in an effective interest rate of 6.0%. The incremental net shares for the Notes exchange feature were included in the diluted earnings per share calculation for the year ended December 31, 2009. The incremental net shares for the Notes exchange feature were not included in the diluted earnings per share calculation for the year ended December 31, 2008, as the impact would have been antidilutive. The retrospective accounting impact the adoption of ASC 470 had on the Company’s Consolidated Balance Sheet as of December 31, 2008, was not material.

The Company leases certain equipment under capital lease agreements. The lease agreements have terms ranging from 47 to 180 months, expiring on dates ranging from February 2010 to March 2017. The present value of the future minimum lease payments under capital leases totaled approximately $10,455,000 and $12,997,000 at December 31, 2009 and 2008, respectively, which have been classified as long-term debt in the accompanying consolidated financial statements. The Company acquired additional equipment under capital leases in the amount of $8,337,000 during the period ended December 31, 2009. The Company assumed capital lease liabilities totaling $13,022,000 in its acquisition of CSK; in addition, the Company acquired additional equipment under capital leases in the amount of $4,847,000 during the period ended December 31, 2008.

The Company assumed certain building capital leases, which have lease agreements with terms ranging from 58 to 302 months, expiring on dates ranging from October 2010 to April 2015. The present value of future minimum lease payments under building capital leases totaled approximately $775,000 and $1,930,000 at December 31, 2009 and 2008, respectively, which have been classified as long-term debt in the accompanying consolidated financial statements. The Company did not acquire any building capital leases during the period ended December 31, 2009. The Company assumed building capital lease liabilities totaling $2,190,000 in its acquisition of CSK during the period ended December 31, 2008.

Principal maturities of long-term debt and capital lease obligations are as follows (in thousands):

2010	$106,708
2011	2,947
2012	945
2013	679,387
2014	456
Thereafter	305

$790,748

NOTE 5 – RELATED PARTIES

The Company leases certain land and buildings related to 48 of its O’Reilly Auto Parts stores under fifteen-year operating lease agreements with O’Reilly Investment Company and O’Reilly Real Estate Company, partnerships in which certain shareholders and directors of the Company are partners. Generally, these lease agreements provide for renewal options for an additional five years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreement. Additionally, the Company leases certain land and buildings related to 21 of its O’Reilly Auto Parts stores under fifteen-year operating lease agreements with O’Reilly-Wooten 2000 LLC, which is owned by certain shareholders and directors of the

Company. Generally, these lease agreements provide for renewal options for two additional five-year terms at the option of the Company (see Note 6). Rent payments under these operating leases totaled $3,661,000, $3,542,000 and $3,446,000 in 2009, 2008 and 2007, respectively.

NOTE 6 – COMMITMENTS

Lease Commitments

On September 28, 2007, the Company completed a second amended and restated master agreement to its $49,137,000 Synthetic Operating Lease Facility with a group of financial institutions. The terms of such lease facility provided for an initial lease period of seven years, a residual value guarantee of approximately $39,700,000 at December 31, 2007, and purchase options on the properties. The lease facility also contained a provision for an event of default whereby the lessor, among other things, may require the Company to purchase any or all of the properties. The second amended and restated Facility had been accounted for as an operating lease. On July 11, 2008, the Company, in connection with the acquisition of CSK, purchased all the properties included in its Synthetic Operating Lease Facility for the amount of $49,273,000, thus terminating the facility. The purchase was funded through borrowings under a new asset-based revolving credit facility (See Note 2 and Note 4).

The Company also leases certain office space, retail stores, property and equipment under long-term, noncancelable operating leases. Most of these leases include renewal options and some include options to purchase and provisions for percentage rent based on sales. At December 31, 2009, future minimum rental payments under all of the Company’s operating leases for each of the next five years and in the aggregate are as follows (in thousands):

	Related Parties	Non-related Parties	Total
2010	$3,662	210,425	214,087
2011	3,470	194,536	198,006
2012	3,438	175,609	179,047
2013	3,361	148,658	152,019
2014	1,950	124,273	126,223
Thereafter	6,820	625,320	632,140

	$22,701	1,478,821	1,501,522

Rental expense amounted to $226,049,000, $142,363,000 and $55,358,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Other Commitments

The Company had construction commitments, which totaled approximately $102,556,000, at December 31, 2009.

NOTE 7 – EXIT ACTIVITIES

The Company maintains reserves for closed stores and other properties that are no longer utilized in current operations. The Company accrues for closed property operating lease liabilities using a credit-adjusted discount rate to calculate the present value of the remaining noncancelable lease payments, contractual occupancy costs and lease termination fees after the closing date, net of estimated sublease income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which currently extend through April 2023. The Company estimates sublease income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions. Adjustments to closed property reserves are made to reflect changes in estimated sublease income or actual contracted exit costs, which vary from original estimates. Adjustments are made for material changes in estimates in the period in which the changes become known.

As discussed more fully in Note 2, in connection with the acquisition of CSK, the Company recorded $14,828,000 of exit costs associated with the planned closure of 51 CSK stores, assumed CSK’s existing closed stores liabilities of $3,650,000 related to 127 locations that were closed prior to the Company’s acquisition of CSK, recorded $8,866,000 of exit costs associated with the planned closure of CSK administrative office and certain distribution facilities and recorded $26,617,000 of employee separation costs. These activities have been accounted for in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

The following is a summary of closure reserves for stores, administrative office and distribution facilities and reserves for employee separation costs at December 31, 2009, and 2008 (in thousands):

	Store Closure Liabilities	Administrative Office and Distribution Facilities Closure Liabilities	Employee Separation Liabilities
Balance at January 1, 2008:	$1,841	$—	$—
Recorded CSK liabilities assumed, as of July 11, 2008	3,650	—	—
Planned CSK exit activities	4,141	4,127	27,613
Additions and accretion	695	—	—
Payments
CSK exit activities	(1,723)	—	(2,534)
Other exit activities	(868)	—	—
Revisions to estimates	(362)	—	—

Balance at December 31, 2008:	7,374	4,127	25,079
Planned CSK exit activities	10,646	4,739	(996)
Additions and accretion	995	291	—
Payments
CSK exit activities	(2,810)	(1,375)	(22,003)
Other exit activities	(949)	—	—
Revisions to estimates	521	(129)	—

Balance at December 31, 2009:	$15,777	$7,653	$2,080

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As discussed in Note 4 on each of July 24, 2008, October 14, 2008, and November 24, 2008, the Company entered into interest rate swap transactions with BBT, BA and SunTrust to mitigate cash flow risk associated with the floating interest rate based on the one month LIBOR rate on an aggregate of $450 million of the debt outstanding under the ABL Credit Agreement, dated as of July 11, 2008. The interest rate swap transaction we entered into with SunTrust on November 24, 2008, was for $50 million and matured on November 28, 2009, bringing out total notional amount to $400 million as of December 31, 2009, thus increasing our exposure to changes in interest rates. The swap transactions have been designated as cash flow hedges with interest payments designed to offset the interest payments for borrowings under the ABL Credit Agreement that correspond to notional amounts of the swaps. The fair value of the Company’s outstanding hedges are recorded as a liability in the accompanying Consolidated Balance Sheets at December 31, 2009 and 2008. Changes in fair market value are recorded in other comprehensive income (loss), and any changes resulting from ineffectiveness of the hedge transactions would be recorded in current earnings. The Company’s hedging instruments have been deemed to be highly effective as of December 31, 2009. The fair value of the swap transactions for the years ended December 31, 2009 and 2008, were a payable of $13.1 million ($8.0 million net of tax) and $18.9 million ($11.5 million net of tax), respectively. The net amount is included as a component of “Accumulated other comprehensive loss”.

The table below represents the amount recorded on the Company’s Consolidated Balance Sheets as being a payable to counterparties at December 31 (in thousands):

	Liabilities
Derivative designated as hedging instrument	Location	2009	2008
Interest Rate Swap Contracts	Other Current Liabilities	$4,140	$18,874
Interest Rate Swap Contracts	Other Liabilities	$8,913	—

The table below represents unrealized losses related to derivative amounts included in “Accumulated other comprehensive loss” for the years ended December 31, (in thousands):

	Balance in Accumulated Other Comprehensive Loss
Contract Type	2009	2008
Interest Rate Swaps	$13,053	$18,874

NOTE 9 – FAIR VALUE MEASUREMENTS

The Company uses the fair value hierarchy, which prioritizes the inputs used to measure the fair value of certain of its financial instruments. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy are set forth below:

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are identified in the table below and are as follows:

a)	Market approach – prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

b)	Cost approach – amount that would be required to replace the service capacity of an asset (replacement cost)

c)	Income approach – techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique		Total
Derivative contracts	$—	$(13,053)	$—		(c)	$(13,053)

	December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique		Total
Derivative contracts	$—	$(18,874)	$—		(c)	$(18,874)

The estimated fair values of the Company’s financial instruments, which are determined by reference to quoted market prices, where available, or are based on comparisons to similar instruments of comparable maturities, are as follows (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Obligations under 6 3/4% senior exchangeable notes	$100,718	$119,273	$103,568	$99,750

The Company has determined that the estimated fair value of its asset-based revolving credit facility approximates the carrying amount of $678,800,000. The valuation was determined by consulting investment bankers, the Company’s observations of the value tendered by counterparties moving into and out of the facility and an analysis of the changes in credit spreads over the previous twelve months for comparable companies in the industry.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Unrealized holding gains on available-for-sale securities, consisting of the Company’s investment in CSK common stock prior to the Company’s completion of the acquisition of CSK, as well as unrealized losses from interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (loss). The adjustment to accumulated other comprehensive loss for the year ended December 31, 2009, totaled $5,821,000 with a corresponding tax liability of $2,270,000 resulting in a net of tax effect of $3,551,000. The adjustment to accumulated other comprehensive loss for the year ended December 31, 2008, totaled $7,974,000 with a corresponding tax liability of $3,261,000 resulting in a net of tax effect of $4,713,000.

Changes in accumulated other comprehensive income (loss) for the years ended December 31, 2007, December 31, 2008, and December 31, 2009, consisted of the following (in thousands):

	Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$—	$—	$—
Period change	(6,800)	—	(6,800)

Balance at December 31, 2007	(6,800)	—	(6,800)
Period change	6,800	(11,513)	(4,713)

Balance at December 31, 2008	—	(11,513)	(11,513)
Period change	—	3,551	3,551

Balance at December 31, 2009	$—	$(7,962)	$(7,962)

Comprehensive income for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, was $311,049,000 $181,519,000 and $187,188,000, respectively.

NOTE 11 — SHARE-BASED EMPLOYEE COMPENSATION PLANS AND OTHER BENEFIT PLANS

The Company recognizes share-based compensation expense based on the fair value of the awards at the time of the grant. Share-based payments include stock option awards issued under the Company’s employee stock option plan, director stock option plan, stock issued through the Company’s employee stock purchase plan and stock awarded to employees through other benefit programs.

Stock Options

The Company’s employee stock-based incentive plans provides for the granting of stock options to certain key employees of the Company for the purchase of common stock of the Company. A total of 34,000,000 shares have been authorized for issuance under these plans. Options are granted at an exercise price that is equal to the closing market price of the Company’s common stock on the date of the grant. Options granted under the plans expire after ten years and typically vest 25% a year, over four years. The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. A summary of the shares subject to currently issued and outstanding stock options under these plans are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	11,270,976	$25.25
Granted	1,536,702	34.63
Exercised	(2,195,815)	24.27
Forfeited	(886,984)	29.34

Outstanding at December 31, 2009	9,724,879	$26.57	6.98	$112,311,115

Vested or expected to vest at December 31, 2009	8,791,096	$26.13	6.79	$105,413,590

Exercisable at December 31, 2009	4,844,901	$23.70	5.29	$69,855,725

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

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	240,000	$23.04
Granted	25,000	37.50
Exercised	(60,000)	17.63
Forfeited	—	—

Outstanding at December 31, 2009	205,000	$26.39	3.24	2,404,925

Vested or expected to vest at December 31, 2009	205,000	$26.39	3.24	2,404,925

Exercisable at December 31, 2009	205,000	$26.39	3.24	2,404,925

At December 31, 2009, approximately 9,691,000 and 310,000 shares were available for future grants under the employee stock option plan and director stock option plan, respectively. For the year ended December 31, 2009, the Company recognized stock option compensation expense related to these plans of $13,451,000 and a corresponding income tax benefit of $5,246,000. For the year ended December 31, 2008, the Company recognized stock option compensation expense related to these plans of $7,991,000 and a corresponding income tax benefit of $3,072,000. For the year ended December 31, 2007, the Company recognized stock option compensation expense related to these plans of $4,882,000 and a corresponding income tax benefit of $1,801,000.

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

The following weighted-average assumptions were used for grants issued for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
Risk-free interest rate	2.04%		2.91%		4.47%
Expected life	4.7	years	4.2	years	4.4	years
Expected volatility	33.0%		26.8%		33.7%
Expected dividend yield	0%		0%		0%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007, were $11.10, $7.01 and $11.81, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 were $30,039,000, $6,578,000 and $19,511,000, respectively. The Company recorded cash received from the exercise of stock options of $54,346,000, $18,625,000 and $17,124,000, in the years ended December 31, 2009, 2008 and 2007, respectively. The remaining unrecognized compensation cost related to unvested awards at December 31, 2009, was $37,113,000 and the weighted-average period of time over which this cost will be recognized is 2.62 years. The weighted-average remaining contractual life of options currently exercisable at December 31, 2009, 2008 and 2007, was 5.21, 4.90 and 4.96 years, respectively.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value. Participants may authorize the Company to withhold up to 5% of their annual salary to participate in the plan. The stock purchase plan authorizes up to 4,250,000 shares to be granted. During the year ended December 31, 2009, the Company issued 178,523 shares under the purchase plan at a weighted average price of $30.47 per share. During the year ended December 31, 2008, the Company issued 208,293 shares under the purchase plan at a weighted average price of $22.61 per share. During the year ended December 31, 2007, the Company issued 156,466 shares under the purchase plan at a weighted average price of $29.12 per share. Compensation expense is recognized based on the discount between the grant date fair value and the employee purchase price for shares sold to employees. During the year ended December 31, 2009, the Company recorded $959,000 of compensation cost related to employee share purchases and a corresponding income tax benefit of $374,000. During the year ended December 31, 2008, the Company recorded $831,000 of compensation cost related to employee share purchases and a corresponding income tax benefit of $319,000. During the year ended December 31, 2007, the Company recorded $804,000 of compensation cost related to employee share purchases and a corresponding income tax benefit of $290,000. At December 31, 2009, approximately 1,453,000 shares were reserved for future issuance.

Other Employee Benefit Plans

The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are at least 21 years of age and have at least six months of service. The Company has agreed to make matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. Prior to September 30, 2009, the Company’s matching and profit sharing contributions under this plan were funded in the form of shares of the Company’s common stock. Since September 30, 2009, the Company’s matching and discretionary profit sharing contributions under this plan have been funded in cash. A total of 4,200,000 shares of common stock have been authorized for issuance under this plan. During the year ended December 31, 2009, the Company recorded $6,832,000 of compensation cost for contributions to this plan and a corresponding income tax benefit of $2,664,000. During the year ended December 31, 2008, the Company recorded $4,159,000 of compensation cost for contributions to this plan and a corresponding income tax benefit of $1,599,000. During the year ended December 31, 2007, the Company recorded $6,849,000 of compensation cost for contributions to this plan and a corresponding income tax benefit of $2,527,000. The Company issued 193,127 shares in 2009 to fund matching contributions at an average grant date fair value of $35.37. The Company issued 321,162 shares in 2008 to fund the 2007 profit sharing and matching contributions at an average grant date fair value of $26.72. The Company issued 197,431 shares in 2007 to fund the 2006 profit sharing and matching contributions at an average grant date fair value of $32.90. A portion of these shares related to profit sharing contributions accrued in prior periods. At December 31, 2009, approximately 349,000 shares were reserved for future issuance under this plan; however, the Company does not anticipate funding this plan with the issuance of shares in the future.

On July 11, 2008, in conjunction with the acquisition of CSK, the Company became the sponsor for a 401(k) plan that is available to all CSK team members who are at least 21 years of age. The Company matches from 40% to 60% of participant contributions in 10% increments, based on years of service, up to 4% of the participant’s base salary. The Company matching contributions vest after one year of plan participation or three years of Company service. The Company’s matching contributions from the July 11, 2008, acquisition date through December 31, 2008, totaled $889,000. The CSK 401(k) plan was merged with the Company’s profit sharing and savings plan effective January 1, 2009.

The Company has in effect a performance incentive plan for the Company’s senior management under which the Company awards shares of restricted stock that vest equally over a three-year period and are held in escrow until such vesting has occurred. Shares are forfeited when an employee ceases employment. A total of 650,000 shares of common stock have been authorized for issuance under this plan. Shares awarded under this plan are valued based on the market price of the Company’s common stock on the date of grant and compensation cost is recorded over the vesting period. The Company recorded $544,000 of compensation cost for this plan for the year ended December 31, 2009, and recognized a corresponding income tax benefit of $212,000. The Company recorded $494,000 of compensation cost for this plan for the year ended December 31, 2008, and recognized a corresponding income tax benefit of $190,000. The Company recorded $459,000 of compensation cost for this plan for the year ended December 31, 2007, and recognized a corresponding income tax benefit of $169,000. The total fair value of shares vested (at vest date) for the years ended December 31, 2009, 2008 and 2007, were $657,000, $497,000 and $478,000, respectively. The remaining unrecognized compensation cost related to unvested awards at December 31, 2009, was $618,000. The Company awarded 21,773 shares under this plan in 2009 with an average grant date fair value of $33.36. The Company awarded 16,830 shares under this plan in 2008 with an average grant date fair value of $26.96. The Company awarded 16,189 shares under this plan in 2007 with an average grant date fair value of $34.02. Compensation cost for shares awarded is recognized over the three-year vesting period. Changes in the Company’s restricted stock for the year ended December 31, 2009, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2008	15,381	$29.13
Granted during the period	21,773	33.36
Vested during the period	17,244	31.57
Forfeited during the period	(378)	31.34
Non-vested at December 31, 2009	19,532	31.65

At December 31, 2009, approximately 458,000 shares were reserved for future issuance under this plan.

Supplemental Retirement Plan Agreement

In conjunction with the CSK acquisition on July 11, 2008, the Company assumed a supplemental executive retirement plan agreement with CSK’s former Chairman and Chief Executive Officer, Maynard Jenkins, which provides supplemental retirement benefits for a period of 10 years beginning on the first anniversary of the effective date of termination of his employment. Mr. Jenkins retired on August 15, 2007. The benefit amount in this agreement is fully vested and payable to Mr. Jenkins at a rate of $600,000 per annum. The Company has accrued the entire present value of this obligation of approximately $4,000,000 as of the July 11, 2008 acquisition date. Payments of $600,000 were made to Mr. Jenkins in 2009 and payments of $600,000 were made to Mr. Jenkins between July 11, 2008, the acquisition date, and December 31, 2008.

NOTE 12 – INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share data):

	Years ended December 31,
	2009	2008	2007
Numerator (basic and diluted):
Net income	$307,498	$186,232	$193,988

Denominator:
Denominator for basic income per common share–weighted-average shares	136,230	124,526	114,667
Effect of stock options (See Note 11)	1,651	887	1,413
Effect of exchangeable notes (See Note 4)	1	—	—

Denominator for diluted income per common share-adjusted weighted-average shares and assumed conversion	137,882	125,413	116,080

Basic net income per common share	$2.26	$1.50	$1.69

Net income per common share-assuming dilution	$2.23	$1.48	$1.67

Incremental net shares for the exchange feature of the Notes, (see Note 4), were included in the diluted earnings per share calculation for the year ended December 31, 2009; however, the incremental net shares for the exchange feature of the Notes were not included in the diluted earnings per share calculation for the year ended December 31, 2008, as the impact would have been antidilutive. The Company did not hold the Notes for any portion of the year ended December 31, 2007.

For the years ended December 31, 2009, 2008 and 2007, there were stock options outstanding, which were not included in the computation of diluted earnings per share as the impact of these options would have been antidilutive. The weighted-average exercise price per share for the options was $35.15, $30.27 and $33.00 for the years ended December 31, 2009, 2008 and 2007, respectively. The following table summarizes the antidilutive stock options (in thousands):

	Years ended December 31,
	2009	2008	2007
Antidilutive stock options	1,103	5,184	1,613

NOTE 13 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include the tax effect of carry forwards. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2009	2008
Deferred tax assets:
Current:
Allowance for doubtful accounts	$1,897	$1,763
Unrealized loss on cash flow hedges	1,606	7,361
Net operating losses	16,159	—
Other accruals	74,702	57,518
Noncurrent:
Tax credits	9,202	9,294
Net operating losses	4,016	38,560
Unrealized losses on cash flow hedges	3,458	—
Other accruals	31,375	22,380

Total deferred tax assets	142,415	136,876

Deferred tax liabilities:
Current:
Inventories	8,430	2,614
Noncurrent:
Property and equipment	62,764	40,896
Other	3,608	571

Total deferred tax liabilities	74,802	44,081

Net deferred tax assets	$67,613	$92,795

The provision for income taxes consists of the following (in thousands):

	Current	Deferred	Total
2009:
Federal	$121,919	$44,339	$166,258
State	17,100	6,042	23,142

	$139,019	$50,381	$189,400

2008:
Federal	$90,544	$9,313	$99,857
State	14,725	1,718	16,443

	$105,269	$11,031	$116,300

2007:
Federal	$110,302	$(5,847)	$104,455
State	9,539	(494)	9,045

	$119,841	$(6,341)	$113,500

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	2009	2008	2007
Federal income taxes at statutory rate	$173,914	$105,887	$107,620
State income taxes, net of federal tax benefit	18,896	10,633	5,880
Other items, net	(3,410)	(220)	—

	$189,400	$116,300	$113,500

The excess tax benefit associated with the exercise of non-qualified stock options has been reflected as additional paid-in capital in the accompanying consolidated financial statements.

As of December 31, 2009, the Company had net operating loss carry forwards for federal income tax purposes of $51,578,000 (for which a portion are also available for state tax purposes) and general business tax credit carry forwards available for federal and state tax purposes of $2,386,000 and $4,305,000, respectively. The Company also has an alternative minimum tax credit carry forward for federal tax purposes of $2,510,000. The net operating loss carry forwards generally expire in years ranging from 2021 to 2027, and the tax credits generally expire in years ranging from 2019 to 2028. The alternative minimum tax credit carry forward does not expire.

As of the years ended December 31, 2009, 2008 and 2007, the Company had recorded a reserve for unrecognized tax benefits (including interest) of $37,600,000, $34,300,000 and $19,700,000, respectively, of which $37,600,000, $34,300,000 and $19,700,000 would affect the Company’s effective tax rate if recognized, generally net of federal tax affect. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the years ended December 31, 2009, 2008 and 2007, the Company had accrued approximately $4,030,000, $3,900,000 and $2,748,000, respectively, of interest related to uncertain tax positions before the benefit of the deduction for interest on state and federal returns. During the years ended December 31, 2009, 2008 and 2007, the Company recorded tax expense related to an increase in its liability for interest of $1,521,000, $1,429,000 and $1,289,000, respectively. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2010, the Company expects a reduction of $3,465,000 of unrecognized tax benefits during the one-year period subsequent to December 31, 2009, resulting from settlement or expiration of the statute of limitations.

The O’Reilly U.S. federal income tax returns for tax years 2006 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). The IRS concluded an examination of the O’Reilly consolidated 2006 and 2007 federal income tax returns in the fourth quarter of 2009. The statute of limitations for the O’Reilly federal income tax returns for tax years 2005 and prior have expired. The statute of limitations for the O’Reilly U.S. federal income tax return for 2006 will expire on September 15, 2010, unless otherwise extended. The IRS is currently conducting an examination of the O’Reilly consolidated return for the tax year 2008. The O’Reilly state income tax returns remain subject to examination by various state authorities for tax years ranging from 2001 through 2008.

CSK has had net operating losses in various years dating back to the tax year 1993. For CSK, the statute of limitation for a particular tax year for examination by the IRS is three years subsequent to the last year in which the loss carryover is finally used. The IRS completed an examination of the CSK consolidated federal tax return for the fiscal years ended January 30, 2005, January 29, 2006, February 4, 2007, and February 2, 2008. The statute of limitation for a particular tax year for examination by various states is generally three to four years subsequent to the last year in which the loss carryover is finally used.

A summary of the changes in the gross amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2009, 2008 and 2007, is shown below (in thousands):

	2009	2008	2007
Balance as of January 1	$30,400	$16,952	$13,245
Addition based on tax positions related to the current year	5,900	5,638	3,484
Addition based on tax positions related to prior years	—	—	827
Addition based on tax positions related to CSK acquisition	—	8,620	—
Reduction due to lapse of statute of limitations	(2,730)	(810)	(604)

Balance as of December 31	$33,570	$30,400	$16,952

NOTE 14 – LEGAL MATTERS

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

CSK Pre-Acquisition Matters – Governmental Investigations and Actions

As previously reported, the pre-acquisition SEC investigation of CSK, which commenced in 2006, was settled in May 2009 by administrative order without fines, disgorgement or other financial remedies. However, the DOJ’s criminal investigation into these same matters remains ongoing. In addition, the previously reported SEC complaint against four (4) former employees of CSK for alleged conduct related to CSK’s historical accounting practices remains ongoing, though one of those former employees died in January, 2010. The action filed by the SEC on July 22, 2009 against Maynard L. Jenkins, the former chief executive officer of CSK seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, as previously reported, also continues. The previously reported DOJ criminal complaint against two (2) of the former employees of CSK remains ongoing. However, given the recent death of one (1) of those former employees, we expect no further action with respect to such former employee.

With respect to the ongoing DOJ investigation discussed above, attorneys from the DOJ have indicated that as a result of conduct alleged against the former employees, as set forth in the pleadings in United States vs. Fraser, et. al., U.S.Dist.Ct., Dist. of Ariz.; Case No: 2:09-cr-00372-SRB-2, the DOJ is considering whether to file criminal charges against CSK. O’Reilly is engaged in discussions with the DOJ to attempt to resolve the matter. O’Reilly cannot predict the outcome of these discussions at this time. O’Reilly intends to vigorously defend against any such charges if filed. The probability of criminal charges being filed against CSK or the magnitude of the costs to resolve these issues cannot now be reasonably estimated. Accordingly, the accompanying financial statements do not reflect an accrued liability for this contingency.

Several of CSK’s former directors or officers and current or former employees have been or may be interviewed as part of or become the subject of criminal, administrative and civil investigations and lawsuits. As described above, certain former employees of CSK are the subject of civil and criminal litigation commenced by the government. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK has certain obligations to indemnify these persons and O’Reilly is currently incurring legal fees on the behalf of these persons in relation to pending matters. Some of these indemnification obligations and other related costs may not be covered by CSK’s insurance policies.

As a result of the CSK acquisition, O’Reilly expects to continue to incur ongoing legal fees related to the ongoing DOJ investigation of CSK and indemnity obligations for the litigation that has commenced by the DOJ and SEC of CSK’s former employees. O’Reilly recorded an assumed liability for such fees in the Company’s allocation of purchase price of CSK, of which $20,682,000 remains accrued as of December 31, 2009. O’Reilly has paid approximately $3,978,000 of such legal costs related to the government investigations and indemnity obligations in 2009.

The foregoing governmental investigations and indemnification matters are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flow could be materially affected by an ultimate unfavorable resolution of such matters, depending, in part, upon the results of operations or cash flow for such period. However, at this time, management believes that the ultimate outcome of all of such regulatory proceedings that are pending, after consideration of applicable reserves and potentially available insurance coverage benefits not contemplated in recorded reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

NOTE 15 – SHAREHOLDER RIGHTS PLAN

On May 7, 2002, the Board of Directors adopted a shareholder rights plan whereby one right was distributed for each share of common stock, par value $0.01 per share, of the Company held by stockholders of record (the “Rights”) as of the close of business on May 31, 2002. The Rights initially entitle stockholders to buy a unit representing one one-hundredth of a share of a new series of preferred stock of the Company for $160 and expire on May 30, 2012. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock. If a person or group acquires beneficial ownership of 15% or more of the Company’s common stock, each Right (other than Rights held by the acquiror) will, unless the Rights are redeemed by the Company, become exercisable upon payment of the exercise price of $160 for an amount of common stock of the Company having a market value of twice the exercise price of the Right. A copy of the Rights Agreement was filed on June 3, 2002, with the Securities and Exchange Commission, as Exhibit 4.2 to the Company’s report on Form 8-K.

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

CHANGES IN INTERNAL CONTROLS

On July 11, 2008, the Company completed its acquisition of CSK, at which time CSK became a wholly owned subsidiary of the Company. The Company considers the transaction material to results of operations, cash flows and financial position from the date of the acquisition through December 31, 2009.

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report, which is included above.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information regarding the directors of the Company contained in the Company’s Proxy Statement on Schedule 14A for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) under the caption “Proposal 1-Election of Class II Directors” is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I, in accordance with General Instruction G (3) to Form 10-K, for our executive officers who are not also directors.

Our Board of Directors has adopted a code of ethics that applies to all of our directors, officers (including its chief executive officer, chief operating officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and employees. Our Code of Ethics is available on our website at www.oreillyauto.com.

The Board of Directors has established an Audit Committee pursuant to Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee currently consists of John Murphy, Paul R. Lederer and Ronald Rashkow, each an independent director in accordance with The Nasdaq Stock Market Marketplace Rule 5605(a)(2), the standards of Rule 10A-3 of the Exchange Act and the requirements of The Nasdaq Stock Market Marketplace Rule 5605(c)(2). In addition, our Board of Directors has determined that Mr. Murphy, Chairman of the Audit Committee, qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

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

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements-O’Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders’ Report of the registrant for the year ended December 31, 2009, are filed with this Annual Report in Part II, Item 8:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – Financial Statements

Consolidated Balance Sheets as of December 31, 2009, and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007

Notes to Consolidated Financial Statements for the years ended December 31, 2009, 2008, and 2007

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

3. Exhibits

See Exhibit Index on page E-1.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses	Additions - Charged to Other Accounts - Describe		Deductions - Describe		Balance at End of Period
(amounts in thousands)
Year ended December 31, 2009: Deducted from asset account: Sales and returns allowances	$2,776	$2,540	$—		$—		$5,316

Allowance for doubtful accounts	4,521	11,342			9,068	(1)	6,795

Year ended December 31, 2008: Deducted from asset account: Sales and returns allowances	$2,263	$42	$656	(2)	$185	(3)	$2,776

Allowance for doubtful accounts	3,179	7,439	431	(2)	6,528	(1)	4,521

Year ended December 31, 2007: Deducted from asset account: Sales and returns allowances	$1,540	$723	$—		$—		$2,263

Allowance for doubtful accounts	2,861	5,361	—		5,043	(1)	3,179

(1)	Uncollectable accounts written off
(2)	Acquired in allocation of CSK purchase price
(3)	Allowance adjustment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.
(Registrant)

Date: February 26, 2010

By	/s/ Greg Henslee
Greg Henslee
Chief Executive Officer and Co-President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David E. O’Reilly	Director and Chairman of the Board	February 26, 2010
David E. O’Reilly

/s/ Lawrence P. O’Reilly	Director and Vice-Chairman of the Board	February 26, 2010
Lawrence P. O’Reilly

/s/ Charles H. O’Reilly, Jr.	Director and Vice-Chairman of the Board	February 26, 2010
Charles H. O’Reilly, Jr.

/s/ Rosalie O’Reilly Wooten	Director	February 26, 2010
Rosalie O’Reilly Wooten

/s/ Jay D. Burchfield	Director	February 26, 2010
Jay D. Burchfield

/s/ Paul R. Lederer	Director	February 26, 2010
Paul R. Lederer

/s/ John Murphy	Director	February 26, 2010
John Murphy

/s/ Ronald Rashkow	Director	February 26, 2010
Ronald Rashkow

/s/ Greg Henslee	Chief Executive Officer and Co-President	February 26, 2010
Greg Henslee	(Principal Executive Officer)

/s/ Ted Wise	Chief Operating Officer and Co-President	February 26, 2010
Ted Wise

/s/ Thomas McFall	Executive Vice-President of Finance and	February 26, 2010
Thomas McFall	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.2	Agreement and Plan of Merger, dated April 1, 2008, between O’Reilly Automotive, Inc., OC Acquisition Company and CSK Auto Corporation, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2008, is incorporated herein by this reference.

3.1	Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 27, 2005, is incorporated herein by this reference.

3.2	Amended and Restated Bylaws of the Registrant as Amended by Amendment No. 1, filed as Exhibit 3.2 to the Form 8-K dated November 12, 2003, is incorporated herein by reference.

4.1*	Form of Stock Certificate for Common Stock.

4.2	Rights Agreement, dated as of May 7, 2002, between O’Reilly Automotive, Inc. and UMB Bank, N.A., as Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B and the Form of Summary of Rights as Exhibit C, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2002, is incorporated herein by this reference.

10.1* (a)	Form of Employment Agreement between the Registrant and David E. O’Reilly, Lawrence P. O’Reilly, Charles H. O’Reilly, Jr. and Rosalie O’Reilly Wooten.

10.2*	Lease between the Registrant and O’Reilly Investment Company.

10.3*	Lease between the Registrant and O’Reilly Real Estate Company.

10.4 (a)	Form of Retirement Agreement between the Registrant and David E. O’Reilly, Lawrence P. O’Reilly, Charles H. O’Reilly, Jr. and Rosalie O’Reilly Wooten, filed as Exhibit 10.4 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference.

10.7 (a)	O’Reilly Automotive, Inc. Profit Sharing and Savings Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 33-73892, is incorporated herein by this reference.

10.8* (a)	O’Reilly Automotive, Inc. 1993 Stock Option Plan.

10.9* (a)	O’Reilly Automotive, Inc. Stock Purchase Plan.

10.10* (a)	O’Reilly Automotive, Inc. Director Stock Option Plan.

10.13	Loan commitment and construction loan agreement between the Registrant and Deck Enterprises, filed as Exhibit 10.13 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1993, are incorporated herein by this reference.

10.14	Lease between the Registrant and Deck Enterprises, filed as Exhibit 10.14 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by this reference.

10.15(a)	Amended Employment Agreement between the Registrant and Charles H. O’Reilly, Jr., filed as Exhibit 10.17 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference.

10.16	O’Reilly Automotive, Inc. Performance Incentive Plan, filed as Exhibit 10.18 (a) to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference.

EXHIBIT INDEX (continued)

Exhibit No.	Description
10.17 (a)	Second Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by this reference.

10.20 (a)	Third Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.21 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.21 (a)	First Amendment to the O’Reilly Automotive, Inc. Directors’ Stock Option Plan, filed as Exhibit 10.22 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.22 (a)	O’Reilly Automotive, Inc. Deferred Compensation Plan, filed as Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.23	Trust Agreement between the Registrant’s Deferred Compensation Plan and Bankers Trust, dated February 2, 1998, filed as Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.24 (a)	2001 Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, dated May 8, 2001, filed as Exhibit 10.24 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by this reference.

10.26 (a)	First Amendment to Retirement Agreement, dated February 7, 2001, filed as Exhibit 10.26 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference.

10.27 (a)	Fourth Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, dated February 7, 2001, filed as Exhibit 10.27 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference.

10.37 (a)	Amended and Restated O’Reilly Automotive, Inc 2003 Incentive Plan, filed as Appendix B to the Registrant’s Proxy Statement for 2005 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.38 (a)	Amended and Restated O’Reilly Automotive, Inc 2003 Directors’ Stock Plan, filed as Appendix C to the Registrant’s Proxy Statement for 2005 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.39	Credit Agreement, dated as of July 11, 2008, among O’Reilly Automotive, Inc., as the lead Borrower itself and the other Borrowers from time to time party thereto, the Guarantors from time to time party thereto, Bank of America N.A., as Administrative Agent, Collateral Agent, L/C Issuer, and Swing Line Lender, the Lenders from time to time party thereto, and the other agents party thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 11, 2008, is incorporated herein by this reference.

10.40	Indenture, dated as of December 19, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. as guarantors, and the Bank of New York Trust Company, N.A., as Trustee, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 11, 2008, is incorporated herein by this reference.

10.41	First Supplemental Indenture, dated as of December 30, 2005, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc., and The Bank of New York Trust Company, N.A., as Trustee, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 11, 2008, is incorporated herein by this reference.

EXHIBIT INDEX (continued)

Exhibit No.	Description
10.42	Second Supplemental Indenture, dated as of July 27, 2006, among CSK Auto, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc., and The Bank of New York Trust Company, N.A., as Trustee, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 11, 2008, is incorporated herein by this reference.

10.43	Third Supplemental Indenture, dated as of July 11, 2008, among O’Reilly Automotive, Inc., CSKAUTO.COM, Inc., CSK Auto, Inc., CSK Auto Corporation, and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated July 11, 2008, is incorporated herein by this reference.

10.44	Fourth Supplemental Indenture, dated as of December 31, 2008, among O’Reilly Automotive, Inc., CSK Auto Corporation, CSKAUTO.COM, Inc. and The Bank of New York Trust Company, N.A., as Trustee, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 31, 2008, is incorporated herein by this reference.

10.45 (a)	O’Reilly Automotive, Inc. 2009 Stock Purchase Plan, filed as Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.46 (a)	O’Reilly Automotive, Inc. 2009 Incentive Plan, filed as Appendix B to the Registrant’s Proxy Statement for 2009 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.47	Form of Stock Option Agreement, dated as of December 31, 2009, filed herewith.

18.0	Independent Registered Public Accounting Firm Letter Regarding Accounting Change, dated March 7, 2005, filed as Exhibit 18.0 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by this reference.

21.1	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm, filed herewith.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Previously filed as Exhibit of same number to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, and incorporated here by this reference.
(a)	Management contract or compensatory plan or arrangement.