Form 10-Q
period 2010-03-31
O REILLY AUTOMOTIVE INC
filed 2010-05-07
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Common stock, $0.01 par value – 138,121,280 shares outstanding as of May 3, 2010.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended March 31, 2010

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Note)
Assets
Current assets :
Cash and cash equivalents	$29,872	$26,935
Accounts receivable, net	123,539	107,887
Amounts receivable from vendors	63,652	63,110
Inventory	1,903,108	1,913,218
Deferred income taxes	74,056	85,934
Other current assets	37,331	29,635

Total current assets	2,231,558	2,226,719

Property and equipment, at cost	2,448,289	2,353,240
Less: accumulated depreciation and amortization	663,988	626,861

Net property and equipment	1,784,301	1,726,379

Notes receivable, less current portion	11,208	12,481
Goodwill	743,824	744,313
Other assets, net	66,974	71,579

Total assets	$4,837,865	$4,781,471

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$794,676	$818,153
Self insurance reserves	68,488	67,580
Accrued payroll	62,652	42,790
Accrued benefits and withholdings	39,661	44,295
Income taxes payable	35,060	8,068
Other current liabilities	148,477	143,781
Current portion of long-term debt	105,790	106,708

Total current liabilities	1,254,804	1,231,375

Long-term debt, less current portion	596,710	684,040
Deferred income taxes	23,726	18,321
Other liabilities	162,307	161,870

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares – 137,882,397 as of March 31, 2010, and 137,468,063 as of December 31, 2009	1,379	1,375
Additional paid-in capital	1,058,407	1,042,329
Retained earnings	1,747,599	1,650,123
Accumulated other comprehensive loss	(7,067)	(7,962)

Total shareholders’ equity	2,800,318	2,685,865

Total liabilities and shareholders’ equity	$4,837,865	$4,781,471

See Notes to Condensed Consolidated Financial Statements.

Note: The balance sheet at December 31, 2009 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Sales	$1,280,067	$1,163,749
Cost of goods sold, including warehouse and distribution expenses	661,720	621,079

Gross profit	618,347	542,670
Selling, general and administrative expenses	449,902	429,334

Operating income:	168,445	113,336
Other income (expense), net:
Interest expense	(10,879)	(12,060)
Interest income	396	426
Other, net	514	483

Total other expense, net	(9,969)	(11,151)

Income before income taxes	158,476	102,185
Provision for income taxes	61,000	39,350

Net income	$97,476	$62,835

Basic income per common share:
Net income per common share	$0.71	$0.47

Weighted-average common shares outstanding	137,583	135,043

Income per common share-assuming dilution:
Net income per common share	$0.70	$0.46

Adjusted weighted-average common shares outstanding	139,612	136,234

See Notes to Condensed Consolidated Financial Statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$97,476	$62,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	38,263	33,864
Amortization of intangibles	1,672	2,168
Amortization of premium on exchangeable notes	(185)	(185)
Amortization of debt issuance costs	2,137	2,151
Deferred income taxes	18,287	(680)
Share based compensation programs	4,114	5,766
Other	1,558	3,077
Changes in operating assets and liabilities:
Accounts receivable	(17,424)	(6,587)
Inventory	10,110	(56,035)
Accounts payable	(23,509)	22,036
Other	38,147	18,140

Net cash provided by operating activities	170,646	86,550

Investing activities:
Purchases of property and equipment	(90,725)	(151,262)
Proceeds from sale of property and equipment	382	1,165
Payments received on notes receivable	1,272	1,332
Other	(1,186)	(1,827)

Net cash used in investing activities	(90,257)	(150,592)

Financing activities:
Proceeds from borrowings on asset-based revolving debt	122,700	173,574
Payments on asset-based revolving debt	(208,300)	(112,298)
Principal payments on capital leases	(2,463)	(3,512)
Tax benefit of stock options exercised	1,775	2,025
Net proceeds from issuance of common stock	8,836	10,356

Net cash (used in)/provided by financing activities	(77,452)	70,145

Net increase in cash and cash equivalents	2,937	6,103
Cash and cash equivalents at beginning of period	26,935	31,301

Cash and cash equivalents at end of period	$29,872	$37,404

Supplemental disclosures of cash flow information:
Income taxes paid	$13,171	$22,814
Interest paid, net of capitalized interest	7,276	8,741
Property and equipment acquired through issuance of capital lease obligations	—	2,501

See Notes to Condensed Consolidated Financial Statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2010

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – BUSINESS COMBINATION

On July 11, 2008, the Company completed the acquisition of CSK Auto Corporation (“CSK”), one of the largest specialty retailers of auto parts and accessories in the Western United States and one of the largest such retailers in the United States, based on store count. The acquisition was accounted for under the purchase method of accounting with O’Reilly Automotive, Inc. as the acquiring entity in accordance with the Statement of Financial Accounting Standard No. 141, Business Combinations. The consideration paid by the Company to complete the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of the purchase price was finalized on June 30, 2009. The results of CSK’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is reviewed annually on December 31 for impairment, or more frequently if events or changes in business conditions indicate that impairment may exist. During the three months ended March 31, 2010, the Company recorded a decrease in goodwill of approximately $0.5 million, primarily due to adjustments in the provision for income taxes relating to exercises of stock options acquired in the CSK acquisition. The Company did not record any goodwill impairment during the three months ended March 31, 2010. For the three months ended March 31, 2010, and 2009, the Company recorded amortization expense of $2.8 million and $4.1 million, respectively, related to amortizable intangible assets, which are included in “Other assets” on the accompanying condensed consolidated balance sheets. The components of the Company’s amortizable and unamortizable intangible assets were as follows on March 31, 2010 and December 31, 2009 (in thousands):

	Cost		Accumulated Amortization
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Amortizable intangible assets
Favorable leases	$52,010	$52,010	$13,156	$11,383
Trade names and trademarks	13,000	13,000	12,607	11,588
Other	481	481	225	201

Total amortizable intangible assets	$65,491	$65,491	$25,988	$23,172

Unamortizable intangible assets
Goodwill	$743,824	$744,313

Total unamortizable intangible assets	$743,824	$744,313

In addition, the Company recorded a liability for the values of operating leases with unfavorable terms, acquired in the acquisition of CSK, totaling approximately $49.6 million. These leases have an estimated weighted-average useful life of approximately 7.7 years. During the three months ended March 31, 2010 and 2009, the Company recognized an amortized benefit of $1.2 million and $2.1 million, respectively, related to these unfavorable operating leases. The carrying amount, net of accumulated amortization, of the unfavorable lease liability is $35.3 million and $36.5 million as of March 31, 2010, and December 31, 2009, respectively, and is shown in the “Other liabilities” section of the condensed consolidated balance sheets.

NOTE 4 – LONG-TERM DEBT

Outstanding long-term debt was as follows on March 31, 2010, and December 31, 2009, (in thousands):

	March 31, 2010	December 31, 2009
Capital leases	$8,767	$11,230
6 3/4 % Exchangeable Senior Notes	100,533	100,718
FILO revolving credit facility	125,000	125,000
Tranche A revolving credit facility	468,200	553,800

Total debt and capital lease obligations	702,500	790,748
Current maturities of debt and capital lease obligations	105,790	106,708

Total long-term debt and capital lease obligations	$596,710	$684,040

On July 11, 2008, in connection with the acquisition of CSK, the Company entered into a credit agreement for a five-year $1.2 billion asset-based revolving credit facility (the “Credit Facility”) arranged by Bank of America, N.A. (“BA”). The Credit Facility is comprised of a five-year $1.075 billion tranche A revolving credit facility and a five-year $125 million first-in-last-out revolving credit facility (FILO tranche), both of which mature on July 10, 2013. As of March 31, 2010, the amount of the borrowing base available under the Credit Facility was $1.197 billion of which the Company had outstanding borrowings of $593.2 million. The available borrowings under the Credit Facility are also reduced by stand-by letters of credit issued by the Company primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. As of March 31, 2010, the Company had stand-by letters of credit outstanding of $72.2 million and the aggregate availability for additional borrowings under the Credit Facility was $531.2 million. As part of the Credit Facility, the Company has pledged substantially all of its assets as collateral and is subject to an ongoing consolidated leverage ratio covenant, with which the Company complied on March 31, 2010.

At March 31, 2010, borrowings under the tranche A revolver bore interest, at the Company’s option, at a rate equal to either a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. Borrowings under the FILO tranche bore interest, at the Company’s option, at a rate equal to either a base rate plus 2.50% per annum or LIBOR plus 3.50% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate is equal to the higher of the prime lending rate established by BA from time to time or the federal funds effective rate as in effect from time to time plus 0.50%, subject to adjustment based upon remaining available borrowings. Fees related to unused capacity under the Credit Facility are assessed at a rate of 0.375% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity. In addition, the Company pays letter of credit fees and other administrative fees in respect to the Credit Facility. At March 31, 2010, the Company had borrowings of $143.2 million under its Credit Facility, which were not covered under an interest rate swap agreement, with interest rates ranging from 2.50% to 4.50%. At December 31, 2009, the Company had borrowings of $278.8 million under its Credit Facility, which were not covered under an interest rate swap agreement, with interest rates ranging from 2.50% to 4.50%.

On each of July 24, 2008, October 14, 2008, and January 21, 2010, the Company entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), BA, SunTrust Bank (“SunTrust”) and/or Barclays Capital (“Barclays”). The Company entered into these interest rate swap transactions to mitigate the risk associated with its floating interest rate based on 30-day LIBOR on an aggregate of $450 million of its debt that is outstanding under the Credit Facility. The Company is required to make certain monthly fixed rate payments calculated on the notional amounts, while the applicable counter party is obligated to make certain monthly floating rate payments to the Company referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of the Company’s debt, which exists under the Credit Facility plus an applicable margin under the terms of the Credit Facility. The interest rate swap transactions have maturity dates ranging from August 1, 2010, through October 17, 2011.

The counterparties, transaction dates, effective dates, applicable notional amounts, effective index rates and maturity dates of each of the interest rate swap transactions which existed as of March 31, 2010, are included in the table below:

Counterparty	Transaction date	Effective date	Notional amount (in thousands)	Effective index rate	Spread at March 31, 2020	Effective interest rate at March 31, 2010	Maturity date
BBT	07/24/2008	08/01/2008	$100,000	3.43%	3.50%	6.93%	08/01/2010
SunTrust	07/24/2008	08/01/2008	25,000	3.83%	3.50%	7.30%	08/01/2011
SunTrust	07/24/2008	08/01/2008	50,000	3.83%	2.25%	6.08%	08/01/2011
BA	07/24/2008	08/01/2008	75,000	3.83%	2.25%	6.08%	08/01/2011
BBT	10/14/2008	10/17/2008	25,000	2.99%	2.25%	5.24%	10/17/2010
BBT	10/14/2008	10/17/2008	25,000	3.01%	2.25%	5.26%	10/17/2010
BA	10/14/2008	10/17/2008	25,000	3.05%	2.25%	5.30%	10/17/2010
SunTrust	10/14/2008	10/17/2008	25,000	2.99%	2.25%	5.24%	10/17/2010
BA	10/14/2008	10/17/2008	50,000	3.56%	2.25%	5.81%	10/17/2011
Barclays	01/21/2010	01/22/2010	50,000	0.53%	2.25%	2.78%	01/31/2011

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

If the Notes are exchanged, the Company will deliver cash equal to the lesser of the aggregate principal amount of Notes to be exchanged and the Company’s total exchange obligation and, in the event the Company’s total exchange obligation exceeds the aggregate principal amount of Notes to be exchanged, shares of the Company’s common stock in respect of that excess. The total exchange obligation reflects the exchange rate whereby each $1,000 in principal amount of the Notes is exchangeable into an equivalent value of 25.97 shares of our common stock and $60.61 in cash. Incremental net shares for the Notes exchange feature were included in the diluted earnings per share calculation for the three months ended March 31, 2010; however, the incremental net shares for the Notes exchange feature were not included in the diluted earnings per share calculation for the three months ended March 31, 2009, as the impact would have been antidilutive.

The noteholders may require the Company to repurchase some or all of the Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest on December 15, 2010; December 15, 2015; or December 15, 2020, or on any date following a fundamental change as described in the indenture. The Company may redeem some or all of the Notes for cash at a redemption price of 100% of the principal amount plus any accrued and unpaid interest on or after December 15, 2010, upon at least 35-calendar days notice. The Company intends to redeem the Notes in December 2010, and plans to fund the redemption with available borrowings under its Credit Facility.

The Company distinguishes its financial instruments between permanent equity, temporary equity, and assets and liabilities. The share exchange feature and the embedded put and call options within the Notes are required to be accounted for as equity instruments. The difference between the fair value of the Notes at acquisition date and the fair value of the liability component on that date was $2.1 million, which was assigned to equity, and is fixed until the Notes are settled. The principal amount of the Notes as of March 31, 2010 and December 31, 2009 was $100 million and the net carrying amount of the Notes as of March 31, 2010 and December 31, 2009 was $100.5 million and $100.7 million, respectively. The unamortized premium on the Notes was $0.5 million as of March 31, 2010, which will be amortized over a period of approximately 0.7 year. The unamortized premium on the Notes as of December 31, 2009 was $0.7 million. The if-converted value of the Notes as of March 31, 2010, was $108.4 million. The net interest expense related to the Notes for both the three months ended March 31, 2010 and 2009, was $1.5 million resulting in an effective interest rate of 6.0%.

NOTE 5 – EXIT ACTIVITIES

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

Following is a summary of closure reserves for stores, administrative office and distribution facilities and reserves for employee separation costs at March 31, 2010, and December 31, 2009, (in thousands):

	Store Closure Liabilities	Administrative Office and Distribution Facilities Closure Liabilities	Employee Separation Liabilities
Balance at December 31, 2009:	$15,777	$7,653	$2,080
Additions and accretion	221	123	—
Payments	(884)	(456)	(432)
Revisions to estimates	51	(1)	—

Balance at March 31, 2010:	$15,165	$7,319	$1,648

NOTE 6 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Risk Management

As discussed in Note 4, on each of July 24, 2008, October 14, 2008, and January 21, 2010, the Company entered into interest rate swap transactions with BBT, BA, SunTrust and/or Barclays to mitigate cash flow risk associated with the floating interest rate, based on the one month LIBOR rate on an aggregate of $450 million of the debt outstanding under the Credit Facility. The swap transactions have been designated as cash flow hedges with interest payments designed to offset the interest payments for borrowings under the Credit Facility that correspond to notional amounts of the swaps. The fair values of the Company’s outstanding hedges are recorded as a liability in the accompanying condensed consolidated balance sheets at March 31, 2010 and December 31, 2009. Changes in fair value are recorded in “Accumulated other comprehensive loss”, and any changes resulting from ineffectiveness of the hedge transactions would be recorded in current earnings. The Company’s hedging instruments have been deemed to be highly effective as of March 31, 2010. The fair value of the swap transactions at March 31, 2010, was a payable of $11.6 million ($7.1 million net of tax). The fair value of the swap transactions at December 31, 2009, was a payable of $13.1 million ($8.0 million net of tax). The net amount of each is included as a component of “Accumulated other comprehensive loss.”

The table below represents the fair values of the Company’s hedged items at March 31, 2010 and December 31, 2009 (in thousands):

	Liabilities
Derivative designated as hedging instrument	Location	March 31, 2010	December 31, 2009
Interest Rate Swap Contracts	Other Current Liabilities	$2,947	$4,140
Interest Rate Swap Contracts	Other Liabilities	$8,646	$8,913

NOTE 7 – FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are identified in the table below and are as follows:

a)	Market approach – prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

b)	Cost approach – amount that would be required to replace the service capacity of an asset (replacement cost)

c)	Income approach – techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models)

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	March 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique		Total
Derivative contracts	$—	$(11,593)	$—	(c	)	$(11,593)

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique		Total
Derivative contracts	$—	$(13,053)	$—	(c	)	$(13,053)

The estimated fair values of the Company’s financial instruments, which are determined by reference to quoted market prices, where available, or are based on comparisons to similar instruments of comparable maturities, are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Obligations under 6 3/4% Exchangeable Senior Notes	$100,533	$125,550	$100,718	$119,273

The Company has determined that the estimated fair value of its asset-based revolving credit facility approximates the carrying amount of $593.2 million. The valuation was determined by consulting investment bankers, the Company’s observations of the value tendered by counterparties moving into and out of the facility and an analysis of the changes in credit spreads for comparable companies in the industry.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Unrealized losses from interest rate swaps that qualify as cash flow hedges are included in “Accumulated other comprehensive loss.” The adjustment to “Accumulated other comprehensive loss” for the three months ended March 31, 2010, totaled $1.5 million with a corresponding tax liability of $0.6 million resulting in a net of tax effect of $0.9 million.

Changes in “Accumulated other comprehensive loss” for the three months ended March 31, 2010, consisted of the following (in thousands):

Unrealized Gains on Cash Flow Hedges
Balance at December 31, 2009:	$(7,962)
Period change	895

Balance at March 1, 2010:	$(7,067)

Comprehensive income for the three months ended March 31, 2010 and 2009, was $98.4 million and $62.3 million, respectively.

NOTE 9 – SHARE-BASED EMPLOYEE COMPENSATION PLANS AND OTHER BENEFIT PLANS

The Company recognizes share-based compensation expense based on the fair value of the awards at the time of the grant. Share-based payments include stock option awards issued under the Company’s employee stock option plan, director stock option plan, stock issued through the Company’s employee stock purchase plan and stock awarded to employees through other benefit programs.

Stock Options

The Company’s employee stock-based incentive plan provides for the granting of stock options for the purchase of common stock of the Company to directors and certain key employees of the Company. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Director options granted under the plan expire after seven years and are fully vested after six months. Employee options granted under the plan expire after ten years and typically vest 25% a year over four years. The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. The following table summarizes the stock option activity during the first three months of 2010:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2009	9,929,879	$26.57
Granted	471,500	39.35
Exercised	(340,680)	22.92
Forfeited	(175,886)	30.34

Outstanding at March 31, 2010	9,884,813	27.24

Exercisable at March 31, 2010	5,068,456	$24.42

The Company recognized stock option compensation costs of approximately $3.6 million and $3.3 million in the first three months of 2010 and 2009, respectively, and recognized a corresponding income tax benefit of approximately $1.4 million and $1.3 million, respectively.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including expected volatility, expected life, the risk free rate and the expected dividend yield. Expected volatility is based upon the historical volatility of the Company’s stock. Expected life represents the period of time that options granted are expected to be outstanding. The Company uses historical data and experience to estimate the expected life of options granted. The risk free interest rate for periods within the contractual life of the options is based on the United States Treasury rates in effect at the time the options are granted for the options’ expected life.

The following weighted-average assumptions were used for grants issued in the three months ended March 31, 2010 and 2009:

	2010		2009
Risk free interest rate	2.11%		1.63%
Expected life	3.6	Years	3.6	Years
Expected volatility	33.9%		31.9%
Expected dividend yield	0%		0%

The weighted-average grant-date fair value of options granted during the first three months of 2010 was $12.22 compared to $9.00 for the first three months of 2009. The remaining unrecognized compensation cost related to unvested awards at March 31, 2010, was $37.8 million, and the weighted-average period of time over which this cost will be recognized is 2.7 years.

Other Employee Benefit Plans

The Company sponsors other share-based employee benefit plans including a contributory profit sharing and savings plan that covers substantially all employees, an employee stock purchase plan which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value and a performance incentive plan under which the Company’s senior management is awarded shares of restricted stock that vest equally over a three-year period. Compensation expense recognized under these plans is measured based on the market price of the Company’s common stock on the date of award and is recorded over the vesting period. During the first three months of 2010, the Company recorded approximately $0.5 million of compensation cost for benefits provided under these plans and a corresponding income tax benefit of approximately $0.2 million. During the first three months of 2009, the Company recorded approximately $2.1 million of compensation cost for benefits provided under these plans and recognized a corresponding income tax benefit of approximately $0.8 million.

NOTE 10 – INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share for the three months ended March 31 (in thousands except per share data):

	2010	2009
Numerator (basic and diluted):
Net income	$97,476	$62,835

Denominator:
Denominator for basic income per common share - weighted-average shares	137,583	135,043
Effect of stock options and restricted shares	1,817	1,191
Effect of Exchangeable Notes	212	—

Denominator for diluted income per common share- adjusted weighted-average shares and assumed conversion	139,612	136,234

Basic net income per common share	$0.71	$0.47

Net income per common share-assuming dilution	$0.70	$0.46

Incremental net shares for the exchange feature of the Notes, (see Note 4), were included in the diluted earnings per share calculation for the three months ended March 31, 2010; however, the incremental net shares for the exchange feature of the Notes were not included in the diluted earnings per share calculation for the three months ended March 31, 2009, as the impact would have been antidilutive.

For the three months ended March 31, 2010 and 2009, the Company did not include in the computation of diluted earnings per share approximately 1.2 million and 5.0 million shares, respectively. These shares represent underlying stock options and restricted shares not included in the computation of diluted earnings per share because inclusion of such shares would have been antidilutive.

NOTE 11 – LEGAL MATTERS

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

CSK Pre-Acquisition Matters – Governmental Investigations and Actions

As previously reported, the pre-acquisition Securities and Exchange Commission (“SEC”) investigation of CSK, which commenced in 2006, was settled in May 2009 by administrative order without fines, disgorgement or other financial remedies. The Department of Justice (“DOJ”)’s criminal investigation into these same matters as previously disclosed remains ongoing. In addition, the previously reported SEC complaint against four (4) former employees of CSK for alleged conduct related to CSK’s historical accounting practices remains ongoing. However, the SEC will not amend its pleadings to add the estate of one of the four (4) former employees who died in January, 2010. The action filed by the SEC on July 22, 2009 against Maynard L. Jenkins, the former chief executive officer of CSK seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, as previously reported, also continues. The previously reported DOJ criminal complaint against two (2) of the former employees of CSK remains ongoing only with regard to CSK’s former Chief Financial Officer due to the death of the other former employee referenced above.

With respect to the ongoing DOJ investigation into CSK’s pre-acquisition accounting practices discussed above, attorneys from the DOJ have indicated that as a result of conduct alleged against the former employees, as set forth in the pleadings in United States vs. Fraser, et. al., U.S.Dist.Ct., Dist. of Ariz.; Case No: 2:09-cr-00372-SRB, the DOJ is considering whether to file criminal charges against CSK. O’Reilly is engaged in discussions with the DOJ to attempt to resolve the matter. O’Reilly cannot predict the outcome of these discussions at this time. O’Reilly intends to vigorously defend against any such charges if filed. The probability of criminal charges being filed against CSK or the magnitude of the costs to resolve these issues cannot now be reasonably estimated. Accordingly, the accompanying financial statements do not reflect an accrued liability for this contingency.

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

As a result of the CSK acquisition, O’Reilly expects to continue to incur ongoing legal fees related to the ongoing DOJ investigation of CSK and indemnity obligations for the litigation that has commenced by the DOJ and SEC of CSK’s former employees. O’Reilly has a remaining reserve of $20.7 million at March 31, 2010, which was primarily recorded as an assumed liability in the Company’s allocation of the purchase price of CSK. O’Reilly paid approximately $1.8 million of legal costs related to the government investigations and indemnity obligations in the first quarter of 2010.

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

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, that are of material significance, or have potential material significance, to the Company.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events (SFAS No. 165), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim or fiscal periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 beginning with its condensed consolidated financial statements for the quarter ended June 30, 2009. On February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) number 2010-09 (“ASU 2010-09”), Amendments to Certain Recognition and Disclosure Requirements, which is effective immediately. The ASU amends FASB ASC 855, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The amendments that are specifically relevant include the requirement that SEC filers evaluate subsequent events through the date the financial statements are issued, and the exemption of SEC filers from disclosing the date through which subsequent events have been evaluated. The Company adopted the provisions of ASU 2010-09 beginning with its condensed consolidated financial statements for the quarter ended March, 31, 2010. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	an overview of the key drivers of the automotive aftermarket;

•	our results of operations for the first quarters ended March 31, 2010, and 2009;

•	our liquidity and capital resources;

•	any contractual obligations to which we are committed;

•	the inflation and seasonality of our business; and

•	new accounting standards that affect our company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses including the acquisition of CSK Auto Corporation (“CSK”), weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2009, for additional factors that could materially affect our financial performance.

OVERVIEW

We are one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (“DIY”) customers and professional installers. At March 31, 2010, we operated 3,469 stores in 38 states. The table below depicts our store activity from December 31, 2009, through March 31, 2010:

	Store Count
	O’Reilly	Checker	Schuck’s	Kragen	Total
December 31, 2009	2,533	321	75	492	3,421
New	49	—	—	—	49
Converted	358	(73)	(52)	(233)	—
Closed	—	—	—	(1)	(1)

March, 31 2010	2,940	248	23	258	3,469

Our stores carry an extensive product line, including the products bulleted below:

•	new and remanufactured automotive hard parts, such as alternators, starters, fuel pumps, water pumps, brake system components, batteries, belts, hoses, chassis parts and engine parts;

•	maintenance items, such as oil, antifreeze, fluids, filters, wiper blades, lighting, engine additives and appearance products;

•	accessories, such as floor mats, seat covers and truck accessories; and

•	a complete line of auto body paint and related materials, automotive tools and professional service equipment.

Our strategy continues to be the opening of new stores to achieve greater penetration in existing markets and expansion into new, contiguous markets. We plan to open approximately 150 stores in 2010. We typically open new stores either by (i) constructing a new store at a site we purchase or lease and stocking the new store with fixtures and inventory, (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store, or (iii) purchasing multi-store chains. We believe that our dual market strategy of targeting both the do-it-yourself retail customer and commercial installer positions the company extremely well to take advantage of growth in the automotive aftermarket business. We believe our investment in store growth will be funded with the cash flows generated by our existing operations and through available borrowings under our existing credit facility.

We believe that the number of U.S. miles driven, number of U.S. registered vehicles, average vehicle age, new light vehicle sales, unperformed maintenance and product quality differentiation are key drivers of current and future demand of products sold within the automotive aftermarket.

Number of miles driven and number of registered vehicles:

Total miles driven in the U.S. heavily influences the demand for the repair and maintenance products we sell. The long-term trend in the number of vehicles on the road and the total miles driven in the U.S. has exhibited steady growth over the past decade. Between 1999 and 2007, the total number of miles driven in the United States increased at an annual rate of approximately 1.6%. According to the Department of Transportation, estimated total number of miles driven increased by 0.2% in 2009 and has decreased by 2.3% through the first two months of 2010. The decrease in number of miles driven thus far in 2010 as compared to 2009 is due to higher fuel costs compared to those in 2009, with the overall decrease in miles driven in recent years being a result of challenging macroeconomic conditions. The total number of registered vehicles on the road increased from 201 million light vehicles in 1999 to 242 million in 2008. We believe that the decrease in miles driven in the first two months of 2010 is a short-term trend, and that miles driven will increase in the future because of the increasing number of vehicles on the road.

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

Unperformed maintenance:

According to estimates compiled by the AAIA, the annual amount of unperformed or underperformed maintenance in the United States totaled $50 billion for 2008. This metric represents the degree to which routine vehicle maintenance recommended by the manufacturer is not being performed. Consumer decisions to avoid or defer maintenance affect demand for our products and the total amount of unperformed maintenance represents potential future demand. We believe that challenging macroeconomic conditions in 2008, continuing into 2009 and 2010, contributed to the amount of unperformed maintenance; however, with the reduced number of new car sales, we believe the amount of underperformed maintenance is decreasing as people place a higher focus on maintaining their current vehicle with the expectation of keeping the vehicle longer than they would have in a better macroeconomic environment.

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

RESULTS OF OPERATIONS

Sales increased $116 million, or 10% from $1.16 billion in the first quarter of 2009, to $1.28 billion in the first quarter of 2010. The following table presents the components of the increase in sales for the three months ended March 31, 2010:

Increase in Sales For Three Months Ended March 31, 2010 compared to the same period in 2009
(in millions)
Comparable store sales	$78
Stores opened throughout 2009, excluding stores open at least one year that are included in comparable store sales	28
Sales of stores opened throughout 2010	7
Non-store sales including machinery, sales to independent parts stores and team members	3

Total increase in sales	$116

Consolidated comparable store sales for stores open at least one year increased 6.9% for the first quarter of 2010. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to team members and sales during the one to two week period certain CSK branded stores were closed for conversion.

We believe that the increased sales achieved by our stores are the result of superior inventory availability, a broader selection of products offered in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores, compensation programs for all store team members that provide incentives for performance and our continued focus on serving professional installers. The improvement in comparable store sales was primarily driven by an increase in transaction counts, with a smaller positive impact from higher average ticket value. The increase in average ticket value was attributable to more complex and costly repair parts, consistent with ongoing industry trends. We opened 49 stores in the three months ended March 31, 2010. At March 31, 2010, we operated 3,469 stores compared to 3,337 stores at March 31, 2009. Due to the acquisition of CSK, we anticipate total new store unit growth to be 150 new stores in 2010, which is below our historic growth rate as a percentage of store count, excluding store acquisition and consolidation related to the acquisition of CSK.

Gross profit increased $75.6 million, or 14% from $542.7 million (or 46.6% of sales) in the first quarter of 2009 to $618.3 million (or 48.3% of sales) in the first quarter of 2010. The increase in gross profit dollars was primarily a result of the increase in sales resulting from the acquisition of CSK, sales from new stores and increased sales levels at existing stores during the first quarter of 2010. The increase in gross profit as a percentage of sales was the result of lower product acquisition cost, partially offset by the impact of increased commercial sales (which typically have lower gross margin percentages than sales to DIY customers). Product acquisition costs improved primarily from improved negotiating leverage with vendors as a result of large purchase volume increases driven by the CSK acquisition. For the remainder of 2010, we would anticipate gross margin percentage results to be more comparable to the same periods in 2009 primarily because the majority of the vendor agreements which were renegotiated to include the increased volume from the CSK acquisition were completed around the beginning of the second quarter of 2009 and the corresponding acquisition cost improvements were reflected in the last three quarters of 2009. We expect to see some pressure on gross margin percentages in 2010 to the extent that commercial sales, which carry a lower gross margin percentage, grow faster than DIY sales as a result of the execution of our CSK integration plan.

Selling, general and administrative expenses (“SG&A”) increased $20.6 million, or 5%, from $429.3 million (or 36.9% of sales) in the first quarter of 2009 to $449.9 million (or 35.1% of sales) in the first quarter of 2010. The decrease in SG&A as a percentage of sales was attributable to increased leverage of store expenses on higher comparable store sales levels and continued reduction in duplicative administrative corporate overhead from the integration of CSK. The increase in total SG&A is a result of the addition of employees and facilities to support the increased store count.

Interest expense decreased $1.2 million, from $12.1 million (or 1.0% of sales) during the first quarter of 2009 to $10.9 million (or 0.8% of sales) in the first quarter of 2010. The decrease in interest expense is the result of lower average interest rates.

Our provision for income taxes increased $21.7 million to $61 million for the first quarter of 2010 compared to $39.4 million for the same period in 2009 due to the increase in taxable income. Our effective tax rate was 38.5% of income before income taxes for the first quarter of 2010 and 2009.

As a result of the impacts discussed above, net income for the first quarter increased $34.6 million from $62.8 million in 2009 (5.4% of sales) to $97.5 million in 2010 (7.6% of sales).

Our diluted earnings per common share for the first quarter of 2010 increased 52% to $0.70 on 139.6 million shares compared to $0.46 for the first quarter of 2009 on 136.2 million shares.

LIQUIDITY

Operating Activities

Net cash provided by operating activities increased from $86.6 million for the first quarter of 2009 to $170.6 million for the first quarter of 2010. This increase in cash provided by operating activities is primarily due to an increase in net income adjusted for the effect of non-cash depreciation and amortization charges, stock compensation charges and deferred income taxes, and a lower level of investment in net inventory as compared to the first quarter of 2009. Net inventory investment reflects our investment in inventory net of the amount of accounts payable to vendors.

Investing Activities

Net cash used in investing activities decreased from $150.6 million during the first quarter of 2009 to $90.3 million for the comparable quarter in 2010, primarily due to a decrease in capital expenditures in association with the integration of CSK compared to the first quarter of 2009. Capital expenditures related to the acquisition of CSK include the purchase of properties for future distribution centers and costs associated with the conversion of CSK stores to the O’Reilly brand.

Financing Activities

Net cash used in financing activities was $77.5 million in the first quarter of 2010, compared to net cash provided by financing activities of $70.1 million during the first quarter of 2009. The decrease in cash provided by financing activities is driven by the increase in cash provided by operating activities and the decrease in cash used in investing activities resulting in a reduced need to finance operations with borrowings under our Credit Facility. As the year progresses, our focus will be concentrated on using available cash on hand, which is expected to be provided by operating activities and a decreasing level of capital expenditures as we complete the CSK integration, to continue to reduce the outstanding borrowings under our Credit Facility. Accordingly, we would expect to continue to see cash to be used by financing activities for the remainder of the year.

CAPITAL RESOURCES

On July 11, 2008, in connection with the acquisition of CSK Auto Corporation (“CSK”), we entered into a credit agreement for a five-year $1.2 billion asset-based revolving credit facility (the “Credit Facility”) arranged by BA, which we used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward. The Credit Facility is comprised of a five-year $1.075 billion tranche A revolving credit facility and a five-year $125 million first-in-last-out revolving credit facility (FILO tranche), both of which mature on July 10, 2013. As of March 31, 2010, the amount of the borrowing base available under the Credit Facility was $1.197 billion of which we had outstanding borrowings of $593.2 million. The available borrowings under the Credit Facility are also reduced by stand-by letters of credit issued by us primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. As of March 31, 2010, we had stand-by letters of credit outstanding in the amount of $72.2 million and the aggregate availability for additional borrowings under the Credit Facility was $531.2 million. As part of the Credit Facility, we have pledged substantially all of our assets as collateral and we are subject to an ongoing consolidated leverage ratio covenant, with which we complied on March 31, 2010.

Borrowings under the tranche A revolver bear interest, at our option, at a rate equal to either a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. Borrowings under the FILO tranche bear interest, at our option, at a rate equal to either a base rate plus 2.50% per annum or LIBOR plus 3.50% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate is equal to the higher of the prime lending rate established by BA from time to time or the federal funds effective rate as in effect from time to time plus 0.50%. Fees related to unused capacity under the Credit Facility are assessed at a rate of 0.375% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity. In addition, we pay customary letter of credit fees and other administrative fees in respect of the Credit Facility.

On July 24, 2008, October 14, 2008, and January 21, 2010, we entered into interest rate swap transactions with BBT, BA, SunTrust and/or Barclays. We entered into these interest rate swap transactions to mitigate the risk associated with our floating interest rate based on LIBOR on an aggregate of $450 million of our debt that is outstanding under our Credit Facility. We are required to make certain monthly fixed rate payments calculated on the notional amounts, while the applicable counter party is obligated to make certain monthly floating rate payments to us referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of our debt. The interest rate swap transactions have maturity dates ranging from August 1, 2010, through October 17, 2011.

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

Upon exchange of the Notes, we will deliver cash equal to the lesser of the aggregate principal amount of Notes to be exchanged and our total exchange obligation and, in the event our total exchange obligation exceeds the aggregate principal amount of Notes to be exchanged, shares of our common stock in respect of that excess. The total exchange obligation reflects the exchange rate whereby each $1,000 in principal amount of the Notes is exchangeable into an equivalent value of 25.97 shares of our common stock and $60.61 in cash. Incremental net shares for the Notes exchange feature were included in the diluted earnings per share calculation for the three months ended March 31, 2010; however, the incremental net shares for the Notes exchange feature were not included in the diluted earnings per share calculation for the three months ended March 31, 2009, as the impact would have been antidilutive.

The noteholders may require us to repurchase some or all of the Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest on December 15, 2010; December 15, 2015; or December 15, 2020, or on any date following a fundamental change as described in the indenture. We may redeem some or all of the Notes for cash at a redemption price of 100% of the principal amount plus any accrued and unpaid interest on or after December 15, 2010, upon at least 35-calendar days notice. We intend to redeem the Notes in December 2010, and plan to fund the redemption with available borrowings under our Credit Facility.

During the first quarter of 2010, we opened 49 new stores. We plan to open approximately 101 additional stores during the remainder of 2010. The funds required for such planned expansions are expected to be provided by cash generated from operating activities.

CONTRACTUAL OBLIGATIONS

At March 31, 2010, we had long-term debt with maturities of less than one year of $105.8 million and long-term debt with maturities over one year of $596.7 million, representing a total decrease in all outstanding debt of $88.2 million from December 31, 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with accounting policies generally accepted in the United States (“GAAP”) requires the application of certain estimates and judgments by management. Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the consolidated financial statements are prepared. There have been no material changes in the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

To some extent, our business is seasonal primarily as a result of the impact of weather conditions on customer buying patterns. Store sales and profits have historically been higher in the second and third quarters (April through September) than in the first and fourth quarters (October through March) of the year.

NEW ACCOUNTING PRONOUNCEMENTS

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, that are of material significance, or have potential material significance, to the Company.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events (SFAS No. 165), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim or fiscal periods ending after June 15, 2009. We adopted the provisions of ASC 855 beginning with our condensed consolidated financial statements for the quarter ended June 30, 2009. On February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) number 2010-09 (“ASU 2010-09”), Amendments to Certain Recognition and Disclosure Requirements, which is effective immediately. The ASU amends FASB ASC 855, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The amendments that are specifically relevant include the requirement that SEC filers evaluate subsequent events through the date the financial statements are issued, and the exemption of SEC filers from disclosing the date through which subsequent events have been evaluated. We adopted the provisions of ASU 2010-09 beginning with our condensed consolidated financial statements for the quarter ended March, 31, 2010. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on our financial position, results of operations and cash flows.

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

We are subject to interest rate risk to the extent we borrow against our credit facilities with variable interest rates. We have interest rate exposure with respect to the $593 million outstanding balance on our variable interest rate debt at March 31, 2010; however, from time to time, we have entered into interest rate swaps to reduce this exposure. On July 24, 2008, October 14, 2008, and January 21, 2010, we reduced our exposure to changes in interest rates by entering into interest rate swap contracts (“the swaps”) with a total notional amount of $450 million. The swaps represent contracts to exchange a floating rate for fixed interest payments periodically over the life of the swap agreement without exchange of the underlying notional amount. The notional amount of the swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The swaps have been designated as cash flow hedges. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $1.4 million ($0.8 million after tax), based on our exposure to interest rate changes on variable rate debt that is not covered by the swaps. This analysis does not consider the effects of the change in the level of overall economic activity that could exist in an environment of adversely changing interest rates. In the event of an adverse change in interest rates and to the extent that we have amounts outstanding under our asset-based credit facility, management would likely take further actions that would seek to mitigate our exposure to interest rate risk.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ending March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CSK Pre-Acquisition Matters – Governmental Investigations and Actions

As previously reported, the pre-acquisition Securities and Exchange Commission (“SEC”) investigation of CSK, which commenced in 2006, was settled in May 2009 by administrative order without fines, disgorgement or other financial remedies. The Department of Justice (“DOJ”)’s criminal investigation into these same matters as previously disclosed remains ongoing. In addition, the previously reported SEC complaint against four (4) former employees of CSK for alleged conduct related to CSK’s historical accounting practices remains ongoing. However, the SEC will not amend its pleadings to add the estate of one of the four (4) former employees who died in January, 2010. The action filed by the SEC on July 22, 2009 against Maynard L. Jenkins, the former chief executive officer of CSK seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, as previously reported, also continues. The previously reported DOJ criminal complaint against two (2) of the former employees of CSK remains ongoing only with regard to CSK’s former Chief Financial Officer due to the death of the other former employee referenced above.

With respect to the ongoing DOJ investigation into CSK’s pre-acquisition accounting practices discussed above, attorneys from the DOJ have indicated that as a result of conduct alleged against the former employees, as set forth in the pleadings in United States vs. Fraser, et. al., U.S.Dist.Ct., Dist. of Ariz.; Case No: 2:09-cr-00372-SRB, the DOJ is considering whether to file criminal charges against CSK. O’Reilly is engaged in discussions with the DOJ to attempt to resolve the matter. O’Reilly cannot predict the outcome of these discussions at this time. O’Reilly intends to vigorously defend against any such charges if filed. The probability of criminal charges being filed against CSK or the magnitude of the costs to resolve these issues cannot now be reasonably estimated. Accordingly, the accompanying financial statements do not reflect an accrued liability for this contingency.

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

As a result of the CSK acquisition, O’Reilly expects to continue to incur ongoing legal fees related to the ongoing DOJ investigation of CSK and indemnity obligations for the litigation that has commenced by the DOJ and SEC of CSK’s former employees. O’Reilly has a remaining reserve of $20.7 million at March 31, 2010, which was primarily recorded as an assumed liability in the Company’s allocation of the purchase price of CSK. O’Reilly paid approximately $1.8 million of legal costs related to the government investigations and indemnity obligations in the first quarter of 2010.

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

Item 1A.	Risk Factors

There have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits:

Number	Description

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

May 7, 2010	/s/ Greg Henslee
Date	Greg Henslee, Co-President and Chief Executive Officer (Principal Executive Officer)

May 7, 2010	/s/ Thomas McFall
Date	Thomas McFall, Executive Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.