Form 10-Q
period 2010-06-30
O REILLY AUTOMOTIVE INC
filed 2010-08-05
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Common stock, $0.01 par value – 138,761,127 shares outstanding as of August 2, 2010.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended June 30, 2010

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$31,611	$26,935
Accounts receivable, net	129,769	107,887
Amounts receivable from vendors	66,823	63,110
Inventory	1,932,479	1,913,218
Deferred income taxes	62,588	85,934
Other current assets	34,227	29,635

Total current assets	2,257,497	2,226,719
Property and equipment, at cost	2,532,342	2,353,240
Less: accumulated depreciation and amortization	701,597	626,861

Net property and equipment	1,830,745	1,726,379
Notes receivable, less current portion	21,084	12,481
Goodwill	743,780	744,313
Other assets, net	63,413	71,579

Total assets	$4,916,519	$4,781,471

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$854,659	$818,153
Self insurance reserves	70,224	67,580
Accrued payroll	53,876	42,790
Accrued benefits and withholdings	44,716	44,295
Income taxes payable	23,635	8,068
Other current liabilities	156,844	143,781
Current portion of long-term debt	105,150	106,708

Total current liabilities	1,309,104	1,231,375
Long-term debt, less current portion	479,233	684,040
Deferred income taxes	26,582	18,321
Other liabilities	171,148	161,870
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000 Issued and outstanding shares – 138,670,036 as of June 30, 2010, and 137,468,063 as of December 31, 2009	1,387	1,375
Additional paid-in capital	1,087,337	1,042,329
Retained earnings	1,847,194	1,650,123
Accumulated other comprehensive loss	(5,466)	(7,962)

Total shareholders’ equity	2,930,452	2,685,865

Total liabilities and shareholders’ equity	$4,916,519	$4,781,471

See Notes to Condensed Consolidated Financial Statements.

Note: The balance sheet at December 31, 2009, has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales	$1,381,241	$1,251,377	$2,661,308	$2,415,126
Cost of goods sold, including warehouse and distribution expenses	708,608	647,608	1,370,328	1,268,687

Gross profit	672,633	603,769	1,290,980	1,146,439
Selling, general and administrative expenses	476,469	454,094	926,371	883,428
Accrual of legacy CSK DOJ investigation charge	15,000	—	15,000	—

Operating income	181,164	149,675	349,609	263,011
Other income (expense), net:
Interest expense	(11,146)	(10,961)	(22,025)	(23,021)
Interest income	503	361	899	787
Other, net	924	390	1,438	873

Total other expense, net	(9,719)	(10,210)	(19,688)	(21,361)

Income before income taxes	171,445	139,465	329,921	241,650
Provision for income taxes	71,850	53,950	132,850	93,300

Net income	$99,595	$85,515	$197,071	$148,350

Basic income per common share:

Net income per common share	$0.72	$0.63	$1.43	$1.10

Weighted-average common shares outstanding	138,230	135,773	137,908	135,410

Income per common share-assuming dilution:

Net income per common share	$0.71	$0.62	$1.40	$1.08

Adjusted weighted-average common shares outstanding	141,117	137,548	140,418	136,846

See Notes to Condensed Consolidated Financial Statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$197,071	$148,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	78,023	70,124
Amortization of intangibles	1,914	3,965
Amortization of premium on exchangeable notes	(372)	(372)
Amortization of debt issuance costs	4,278	4,227
Deferred income taxes	33,248	11,348
Share based compensation programs	8,438	11,623
Other	3,061	5,437
Changes in operating assets and liabilities:
Accounts receivable	(25,676)	(16,281)
Inventory	(19,261)	(162,664)
Accounts payable	36,298	80,239
Other	38,721	(3,233)

Net cash provided by operating activities	355,743	152,763
Investing activities:
Purchases of property and equipment	(182,272)	(231,172)
Proceeds from sale of property and equipment	1,706	1,365
Payments received on notes receivable	2,676	1,923
Other	(2,704)	(3,316)

Net cash used in investing activities	(180,594)	(231,200)
Financing activities:
Proceeds from borrowings on asset-based revolving credit facility	277,000	338,250
Payments on asset-based revolving credit facility	(478,500)	(276,150)
Principal payments on capital leases	(4,493)	(5,655)
Tax benefit of stock options exercised	7,763	4,878
Net proceeds from issuance of common stock	27,757	26,417
Other	—	420

Net cash (used in)/provided by financing activities	(170,473)	88,160

Net increase in cash and cash equivalents	4,676	9,723
Cash and cash equivalents at beginning of period	26,935	31,301

Cash and cash equivalents at end of period	$31,611	$41,024

Supplemental disclosures of cash flow information:
Income taxes paid	$76,551	$78,038
Interest paid, net of capitalized interest	18,124	19,648
Property and equipment acquired through issuance of capital lease obligations	—	5,836

See Notes to Condensed Consolidated Financial Statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2010

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – BUSINESS COMBINATION

On July 11, 2008, the Company completed the acquisition of CSK Auto Corporation (“CSK”), which was one of the largest specialty retailers of auto parts and accessories in the Western United States and one of the largest such retailers in the United States, based on store count at the date of acquisition. The acquisition was accounted for under the purchase method of accounting with O’Reilly Automotive, Inc. as the acquiring entity in accordance with the Statement of Financial Accounting Standard No. 141, Business Combinations. The consideration paid by the Company to complete the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of the purchase price was finalized on June 30, 2009. The results of CSK’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is reviewed annually on December 31 for impairment, or more frequently if events or changes in business conditions indicate that impairment may exist. During the three months ended June 30, 2010, the Company recorded an immaterial decrease in goodwill. During the six months ended June 30, 2010, the Company recorded a decrease in goodwill of $0.5 million, primarily due to adjustments to the purchase price allocations related to small acquisitions. The Company did not record any goodwill impairment during the three and six months ended June 30, 2010. For the three and six months ended June 30, 2010, the Company recorded amortization expense of $2.1 million and $4.9 million, respectively, related to amortizable intangible assets, which are included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2009, the Company recorded amortization expense of $3.8 million and $8.0 million, respectively, related to amortizable intangible assets, which are included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets. The components of the Company’s amortizable and unamortizable intangible assets were as follows on June 30, 2010, and December 31, 2009, (in thousands):

	Cost		Accumulated Amortization
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Amortizable intangible assets
Favorable leases	$52,010	$52,010	$14,883	$11,383
Trade names and trademarks	13,000	13,000	12,938	11,588
Other	521	481	251	201

Total amortizable intangible assets	$65,531	$65,491	$28,072	$23,172

Unamortizable intangible assets
Goodwill	$743,780	$744,313

Total unamortizable intangible assets	$743,780	$744,313

In addition, the Company recorded a liability for the values of operating leases with unfavorable terms, acquired in the acquisition of CSK, totaling approximately $49.6 million on June 30, 2010, and December 31, 2009. These leases have an estimated weighted-average remaining useful life of approximately 6.6 years. During the three and six months ended June 30, 2010, the Company recognized an amortized benefit of $1.9 million and $3.1 million, respectively, related to these unfavorable operating leases. During the three and six months ended June 30, 2009, the Company recognized an amortized benefit of $2.1 million and $4.2 million, respectively, related to these unfavorable operating leases. The carrying amount, net of accumulated amortization, of the unfavorable lease liability is $33.4 million and $36.5 million as of June 30, 2010, and December 31, 2009, respectively, and is shown in the “Other liabilities” section of the Condensed Consolidated Balance Sheets.

NOTE 4 – LONG-TERM DEBT

Outstanding long-term debt was as follows on June 30, 2010, and December 31, 2009, (in thousands):

	June 30, 2010	December 31, 2009
Capital leases	$6,738	$11,230
6 3/ 4% Exchangeable Senior Notes	100,345	100,718
FILO revolving credit facility	125,000	125,000
Tranche A revolving credit facility	352,300	553,800

Total debt and capital lease obligations	584,383	790,748
Current maturities of debt and capital lease obligations	105,150	106,708

Total long-term debt and capital lease obligations	$479,233	$684,040

On July 11, 2008, in connection with the acquisition of CSK, the Company entered into a credit agreement for a five-year $1.2 billion asset-based revolving credit facility (the “Credit Facility”) arranged by Bank of America, N.A. (“BA”). The Credit Facility is comprised of a five-year $1.075 billion tranche A revolving credit facility and a five-year $125 million first-in-last-out revolving credit facility (FILO tranche), both of which mature on July 10, 2013. As of June 30, 2010, the amount of the borrowing base available under the Credit Facility was $1.197 billion, of which the Company had outstanding borrowings of $477.3 million. As of December 31, 2009, the amount of the borrowing base available under the credit facility was $1.196 billion, of which the Company had outstanding borrowings of $678.8 million. The available borrowings under the Credit Facility are also reduced by stand-by letters of credit issued by the Company primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. As of June 30, 2010, the Company had stand-by letters of credit outstanding of $72.8 million and the aggregate availability for additional borrowings under the Credit Facility was $646.5 million. As of December 31, 2009, the Company had stand-by letters of credit outstanding in the amount of $72.3 million and the aggregate availability for additional borrowings under the credit facility was $445.2 million. As part of the Credit Facility, the Company has pledged substantially all of its assets as collateral and is subject to an ongoing consolidated leverage ratio covenant, with which the Company complied on June 30, 2010.

At June 30, 2010, borrowings under the tranche A revolver bore interest, at the Company’s option, at a rate equal to either a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. Borrowings under the FILO tranche bore interest, at the Company’s option, at a rate equal to either a base rate plus 2.50% per annum or LIBOR plus 3.50% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate is equal to the higher of the prime lending rate established by BA from time to time or the federal funds effective rate as in effect from time to time plus 0.50%, subject to adjustment based upon remaining available borrowings. Fees related to unused capacity under the Credit Facility are assessed at a rate of 0.50% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity. In addition, the Company pays letter of credit fees and other administrative fees in respect to the Credit Facility. At June 30, 2010, the Company had borrowings of $27.3 million under its Credit Facility, which were not covered under an interest rate swap agreement, with interest rates ranging from 2.63% to 4.50%. At December 31, 2009, the Company had borrowings of $278.8 million under its Credit Facility, which were not covered under an interest rate swap agreement, with interest rates ranging from 2.50% to 4.50%.

On each of July 24, 2008, October 14, 2008, and January 21, 2010, the Company entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), BA, SunTrust Bank (“SunTrust”) and/or Barclays Capital (“Barclays”). The Company entered into these interest rate swap transactions to mitigate the risk associated with its floating interest rate based on 30-day LIBOR on an aggregate of $450 million of its debt that is outstanding under the Credit Facility. The Company is required to make certain monthly fixed rate payments calculated on the notional amounts, while the applicable counterparty is obligated to make certain monthly floating rate payments to the Company referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of the Company’s debt, which exists under the Credit Facility plus an applicable margin under the terms of the Credit Facility. The interest rate swap transactions have maturity dates ranging from August 1, 2010, through October 17, 2011. The counterparties, transaction dates, effective dates, applicable notional amounts, effective index rates and maturity dates of each of the interest rate swap transactions which existed as of June 30, 2010, are included in the table below:

Counterparty	Transaction date	Effective date	Notional amount (in thousands)	Effective index rate	Spread at June 30, 2010	Effective interest rate at June 30, 2010	Maturity date
BBT	07/24/2008	08/01/2008	$100,000	3.43%	3.50%	6.93%	08/01/2010
SunTrust	07/24/2008	08/01/2008	25,000	3.83%	3.50%	7.33%	08/01/2011
SunTrust	07/24/2008	08/01/2008	50,000	3.83%	2.25%	6.08%	08/01/2011
BA	07/24/2008	08/01/2008	75,000	3.83%	2.25%	6.08%	08/01/2011
BBT	10/14/2008	10/17/2008	25,000	2.99%	2.25%	5.24%	10/17/2010
BBT	10/14/2008	10/17/2008	25,000	3.01%	2.25%	5.26%	10/17/2010
BA	10/14/2008	10/17/2008	25,000	3.05%	2.25%	5.30%	10/17/2010
SunTrust	10/14/2008	10/17/2008	25,000	2.99%	2.25%	5.24%	10/17/2010
BA	10/14/2008	10/17/2008	50,000	3.56%	2.25%	5.81%	10/17/2011
Barclays	01/21/2010	01/22/2010	50,000	0.53%	2.25%	2.78%	01/31/2011

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

As of July 1, 2010, the Notes became exchangeable at the option of the holders and will remain exchangeable through September 30, 2010, the last trading day of the Company’s third quarter, as provided for in the Indenture governing the Notes. The Notes became exchangeable as the Company’s common stock closed at or above 130% of the Exchange Price (as defined in the Indenture governing the Notes) for 20 trading days within the 30 consecutive trading day period ending on June 30, 2010. As a result, during the exchange period commencing July 1, 2010, and continuing through and including September 30, 2010, for each $1,000 principal amount of the Notes held, holders of the Notes may, if they elect, surrender their Notes for exchange. If the Notes are exchanged, the Company will deliver cash equal to the lesser of the aggregate principal amount of Notes to be exchanged and the Company’s total exchange obligation and, in the event the Company’s total exchange obligation exceeds the aggregate principal amount of Notes to be exchanged, shares of the Company’s common stock in respect of that excess. The total exchange obligation reflects the exchange rate whereby each $1,000 in principal amount of the Notes is exchangeable into an equivalent value of 25.97 shares of the Company’s common stock and $60.61 in cash. The Notes currently have the entire $100 million principal amount outstanding.

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

The Company distinguishes its financial instruments between permanent equity, temporary equity, and assets and liabilities. The share exchange feature and the embedded put and call options within the Notes are required to be accounted for as equity instruments. The difference between the fair value of the Notes at acquisition date and the fair value of the liability component on that date was $2.1 million, which was assigned to equity, and is fixed until the Notes are settled. The principal amount of the Notes as of June 30, 2010, and December 31, 2009, was $100 million and the net carrying amount of the Notes as of June 30, 2010, and December 31, 2009, was $100.3 million and $100.7 million, respectively. The unamortized premium on the Notes was $0.3 million as of June 30, 2010, which will be amortized through December 15, 2010. The unamortized premium on the Notes as of December 31, 2009, was $0.7 million. The if-converted value of the Notes as of June 30, 2010, calculated in accordance with the exchange obligation described above, was $128.2 million. The net interest expense related to the Notes for the three and six months ended June 30, 2010, was $1.5 million and $3.0 million, respectively, resulting in an effective interest rate of 6.0%. The net interest expense related to the Notes for the three and six months ended June 30, 2009, was $1.5 million and $3.0 million, respectively, resulting in an effective interest rate of 6.0%.

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

The following table is a summary of closure reserves for stores, administrative office and distribution facilities, and reserves for employee separation costs at June 30, 2010, and December 31, 2009, (in thousands):

	Store Closure Liabilities	Administrative Office and Distribution Facilities Closure Liabilities	Employee Separation Liabilities
Balance at December 31, 2009:	$15,777	$7,653	$2,080
Additions and accretion	400	239	—
Payments	(1,747)	(967)	(684)
Revisions to estimates	197	(3)	570

Balance at June 30, 2010:	$14,627	$6,922	$1,966

The cumulative amount incurred in closure reserves for stores from the inception of the exit activity through June 30, 2010, was $22.7 million. The cumulative amount incurred in administrative office and distribution facilities from the inception of the exit activity through June 30, 2010, was $9.3 million. The balance of both these reserves is included within the “Other current liabilities” and “Other liabilities” in the Condensed Consolidated Balance Sheets. The cumulative amount incurred in employee separation liabilities from the inception of the exit activity through June 30, 2010, was $29.4 million, the balance of which is shown within the “Accrued payroll” in the Condensed Consolidated Balance Sheets.

NOTE 6 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Risk Management

As discussed in Note 4, on each of July 24, 2008, October 14, 2008, and January 21, 2010, the Company entered into interest rate swap transactions with BBT, BA, SunTrust and/or Barclays to mitigate cash flow risk associated with the floating interest rate, based on the one-month LIBOR rate on an aggregate of $450 million of the debt outstanding under its Credit Facility. The swap transactions have been designated as cash flow hedges with interest payments designed to offset the interest payments for borrowings under the Credit Facility that correspond to notional amounts of the swaps. The fair values of the Company’s outstanding hedges are recorded as a liability in the accompanying Condensed Consolidated Balance Sheets at June 30, 2010, and December 31, 2009. Changes in fair value are recorded in “Accumulated other comprehensive loss”, and any changes resulting from ineffectiveness of the hedge transactions would be recorded in current earnings. The Company’s hedging instruments have been deemed to be highly effective as of June 30, 2010. The fair value of the swap transactions at June 30, 2010, was a payable of $8.9 million ($5.5 million net of tax). The fair value of the swap transactions at December 31, 2009, was a payable of $13.1 million ($8.0 million net of tax). The net amount of each is included as a component of “Accumulated other comprehensive loss.”

The table below represents the amount recorded on the Company’s Condensed Consolidated Balance Sheets as being a payable to counterparties at June 30, 2010, and December 31, 2009, (in thousands):

	Liabilities
Derivative designated as hedging instrument	Location	June 30, 2010	December 31, 2009
Interest Rate Swap Contracts	Other Current Liabilities	$1,427	$4,140
Interest Rate Swap Contracts	Other Liabilities	$7,490	$8,913

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

The fair value of the interest rate swap transactions are based on the discounted net present value of the swap using third party quotes (Level 2). Changes in fair market value are recorded in other comprehensive income (loss), and changes resulting from ineffectiveness are recorded in current earnings. Assets and liabilities measured at fair value on a recurring basis are included in the table below (in thousands):

	June 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique		Total
Derivative contracts	$—	$(8,917)	$—	(c	)	$(8,917)

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique		Total
Derivative contracts	$—	$(13,053)	$—	(c	)	$(13,053)

The estimated fair values of the Company’s financial instruments, which are determined by reference to quoted market prices, where available, or are based on comparisons to similar instruments of comparable maturities (Level 1), are included in the table below (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Obligations under 6 3/4% Exchangeable Senior Notes	$100,345	$129,980	$100,718	$119,273

The Company has determined that the estimated fair value of its asset-based revolving credit facility approximates the carrying amount of $477.3 million and $678.8 million at June 30, 2010, and December 31, 2009, respectively. These valuations were determined by consulting investment bankers, the Company’s observations of the value tendered by counterparties moving into and out of the facility and an analysis of the changes in credit spreads for comparable companies in the industry (Level 2).

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Unrealized losses from interest rate swaps that qualify as cash flow hedges are included in “Accumulated other comprehensive loss.” The adjustment to “Accumulated other comprehensive loss” for the three months ended June 30, 2010, totaled $2.6 million with a corresponding tax liability of $1.0 million resulting in a net of tax effect of $1.6 million. The adjustment to “Accumulated other comprehensive loss” for the six months ended June 30, 2010, totaled $4.1 million with a corresponding tax liability of $1.6 million resulting in a net of tax effect of $2.5 million.

Changes in “Accumulated other comprehensive loss” for the six months ended June 30, 2010, consisted of the following (in thousands):

Unrealized Gains/(Losses) on Cash Flow Hedges
Balance at December 31, 2009:	$(7,962)
Period change	2,496

Balance at June 30, 2010:	$(5,466)

Comprehensive income for the three and six months ended June 30, 2010, was $101.2 million and $199.6 million, respectively. Comprehensive income for the three and six months ended June 30, 2009, was $87.3 million and $150.2 million, respectively.

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

Stock Options

The Company’s employee stock-based incentive plan provides for the granting of stock options for the purchase of common stock of the Company to directors and certain key employees of the Company. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Director options granted under the plan expire after seven years and are fully vested after six months. Employee options granted under the plan expire after ten years and typically vest 25% a year over four years. The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. The following table summarizes the stock option activity during the first six months of 2010:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2009	9,929,879	$26.57
Granted	763,000	42.28
Exercised	(1,088,304)	23.07
Forfeited	(366,002)	30.75

Outstanding at June 30, 2010	9,238,573	28.11

Exercisable at June 30, 2010	4,475,693	$24.96

The Company recognized stock option compensation costs of approximately $3.8 million and $7.5 million for the three and six months ended June 30, 2010, respectively, and recognized a corresponding income tax benefit of approximately $1.5 million and $2.9 million for the three and six months ended June 30, 2010, respectively. The Company recognized stock option compensation costs of approximately $3.6 million and $6.9 million for the three and six months ended June 30, 2009, respectively, and recognized a corresponding income tax benefit of approximately $1.4 million and $2.7 million for the three and six months ended June 30, 2009, respectively.

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

The following weighted-average assumptions were used for grants issued in the six months ended June 30, 2010 and 2009:

	2010	2009
Risk free interest rate	2.10%	1.01%
Expected life	4.4 Years	3.7 Years
Expected volatility	34.0%	32.6%
Expected dividend yield	0%	0%

The weighted-average grant-date fair value of options granted during the first six months of 2010 was $13.25 compared to a weighted-average grant-date fair value of $10.39 for the first six months of 2009. The remaining unrecognized compensation cost related to unvested awards at June 30, 2010, was $36.7 million, and the weighted-average period of time over which this cost will be recognized is 2.6 years.

Other Employee Benefit Plans

The Company sponsors other share-based employee benefit plans including a contributory profit sharing and savings plan that covers substantially all employees, an employee stock purchase plan which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value and a performance incentive plan under which the Company’s senior management is awarded shares of restricted stock that vest equally over a three-year period. Compensation expense recognized under these plans is measured based on the market price of the Company’s common stock on the date of award and is recorded over the vesting period. During the three and six months ended June 30, 2010, the Company recorded approximately $0.5 million and $1.0 million of compensation cost for benefits provided under these plans and a corresponding income tax benefit of approximately $0.2 million and $0.4 million, respectively. During the three and six months ended June 30, 2009, the Company recorded approximately $2.7 million and $4.8 million of compensation cost for benefits provided under these plans and a corresponding income tax benefit of approximately $1.0 million and $1.9 million, respectively.

NOTE 10 – INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share for the three and six months ended June 30 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Numerator (basic and diluted):
Net income	$99,595	$85,515	$197,071	$148,350
Denominator:
Denominator for basic income per common share-weighted-average shares	138,230	135,773	137,908	135,410
Effect of stock options and restricted shares	2,294	1,707	2,122	1,436
Effect of Exchangeable Notes	593	68	388	—

Denominator for diluted income per common share-adjusted weighted-average shares and assumed conversion	141,117	137,548	140,418	136,846

Basic net income per common share	$0.72	$0.63	$1.43	$1.10

Net income per common share-assuming dilution	$0.71	$0.62	$1.40	$1.08

The incremental net shares for the exchange feature of the Notes (see Note 4) were not included in the diluted earnings per share calculation for the six months ended June 30, 2009, as the impact would have been antidilutive.

For the three and six months ended June 30, 2010, the Company did not include in the computation of diluted earnings per share approximately 1.1 million and 1.5 million shares, respectively. For the three and six months ended June 30, 2009, the Company did not include in the computation of diluted earnings per share approximately 1.2 million and 4.2 million shares, respectively. These shares represent underlying stock options not included in the computation of diluted earnings per share because inclusion of such shares would have been antidilutive.

NOTE 11 – LEGAL MATTERS

O’Reilly Litigation

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters, taking into account applicable insurance and reserves, will have a material adverse effect on its consolidated financial position, results of operations or cash flows in a particular quarter or annual period. In addition, O’Reilly is involved in resolving the governmental investigations that were being conducted against CSK and CSK’s former officers prior to its acquisition by O’Reilly Automotive, Inc. as described below.

CSK Pre-Acquisition Matters – Governmental Investigations and Actions

As previously reported, the pre-acquisition Securities and Exchange Commission (“SEC”) investigation of CSK, which commenced in 2006, was settled in May 2009 by administrative order without fines, disgorgement or other financial remedies. The Department of Justice (“DOJ”)’s criminal investigation into these same matters as previously disclosed remains ongoing. In addition, the previously reported SEC complaint against three (3) former employees of CSK for alleged conduct related to CSK’s historical accounting practices remains ongoing. The action filed by the SEC on July 22, 2009, against Maynard L. Jenkins, the former chief executive officer of CSK seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, as previously reported, also continues. The previously reported DOJ criminal complaint against Don Watson, the former Chief Financial Officer of CSK, remains ongoing.

With respect to the ongoing DOJ investigation into CSK’s pre-acquisition accounting practices as referenced above, attorneys from the DOJ have indicated that as a result of conduct alleged against the former employees, as set forth in the pleadings in United States vs. Fraser, et. al., U.S.Dist.Ct., Dist. of Ariz.; Case No: 2:09-cr-00372-SRB, the DOJ believes that criminal charges are appropriate. O’Reilly continues to cooperate with and engage in ongoing discussions with the DOJ, as previously disclosed, to attempt to resolve the pre-acquisition accounting issues related to CSK arising from the conduct of its former employees as referenced above. O’Reilly cannot predict the ultimate outcome of these discussions at this time. O’Reilly believes that absent an agreed upon resolution, criminal charges against CSK are probable. If charged, O’Reilly intends to vigorously defend against any such charges. Based upon the current status of discussions, O’Reilly has recorded a charge of $15 million in the second quarter of 2010 to increase its accrual for the expected costs to resolve the investigation of CSK, including potential settlement related payments to the DOJ and associated legal costs. However, there can be no assurance that the discussions with the DOJ will result in a resolution of these matters within the amount currently accrued by O’Reilly. The Company’s total reserve related to the DOJ investigation of CSK was $16.5 million as of June 30, 2010. O’Reilly paid approximately $0.8 million of legal costs related to the DOJ investigation of CSK in the second quarter of 2010.

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

As a result of the CSK acquisition, O’Reilly expects to continue to incur ongoing legal fees related to the indemnity obligations related to the litigation that has commenced by the DOJ and SEC of CSK’s former employees. O’Reilly has a remaining reserve, with respect to such indemnification obligations, of $17.8 million as of June 30, 2010, which was primarily recorded as an assumed liability in the Company’s allocation of the purchase price of CSK. O’Reilly paid approximately $1.8 million of legal costs related to the indemnity obligations in the second quarter of 2010.

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

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of any pronouncements stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, that are of material significance, or have potential material significance, to the Company.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Subtopic 820-10, requiring additional disclosures regarding fair value measurements such as transfers in and out of Levels 1 and 2, as well as separate disclosures about activity relating to Level 3 measurements. ASU 2010-06 clarifies existing disclosure requirements related to the level of disaggregation and input valuation techniques. The updated guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual periods beginning after December 15, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The adoption of the new Level 3 guidance is required in 2011 and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events (SFAS No. 165), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim or fiscal periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 beginning with its condensed consolidated financial statements for the quarter ended June 30, 2009. On February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) number 2010-09 (“ASU 2010-09”), Amendments to Certain Recognition and Disclosure Requirements, which was effective immediately. The ASU amended FASB ASC 855, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The amendments that are specifically relevant include the requirement that SEC filers evaluate subsequent events through the date the financial statements are issued, and the exemption of SEC filers from disclosing the date through which subsequent events have been evaluated. The Company adopted the provisions of ASU 2010-09 beginning with its condensed consolidated financial statements for the quarter ended March, 31, 2010. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” or “O’Reilly” refer to O’Reilly Automotive, Inc. and its subsidiaries.

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, which include the topics bulleted below:

•	an overview of the key drivers of the automotive aftermarket;

•	our results of operations for the second quarters and six month periods ended June 30, 2010 and 2009;

•	our liquidity and capital resources;

•	any contractual obligations to which we are committed;

•	the inflation and seasonality of our business; and

•	new accounting standards that affect our company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development, CSK Auto Corporation (“CSK”) Department of Justice (“DOJ”) investigation resolution, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses including the acquisition and integration of CSK, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2009, for additional factors that could materially affect our financial performance.

OVERVIEW

We are one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (“DIY”) customers and professional installers. At June 30, 2010, we operated 3,492 stores in 38 states. The table below depicts our store activity from December 31, 2009, through June 30, 2010:

	Store Count by Brand
	O’Reilly	Checker	Schuck’s	Kragen	Total
December 31, 2009	2,533	321	75	492	3,421
New	73	—	—	—	73
Converted	460	(159)	(68)	(233)	—
Closed	—	—	—	(2)	(2)

June 30, 2010	3,066	162	7	257	3,492

Our stores carry an extensive product line, including the products bulleted below:

•	new and remanufactured automotive hard parts, such as alternators, starters, fuel pumps, water pumps, brake system components, batteries, belts, hoses, chassis parts and engine parts;

•	maintenance items, such as oil, antifreeze, fluids, filters, wiper blades, lighting, engine additives and appearance products;

•	accessories, such as floor mats, seat covers and truck accessories; and

•	a complete line of auto body paint and related materials, automotive tools and professional service equipment.

Our strategy continues to be the opening of new stores to achieve greater penetration in existing markets and expansion into new, contiguous markets. We plan to open approximately 150 stores in 2010. We typically open new stores either by (i) constructing a new store at a site we purchase or lease and stocking the new store with fixtures and inventory, (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store, or (iii) purchasing multi-store chains. We believe that our dual market strategy of targeting both the do-it-yourself retail customer and commercial installer positions the company extremely well to take advantage of growth in the automotive aftermarket business. We believe our investment in store growth will be funded with the cash flows generated by our existing operations.

We believe that the number of U.S. miles driven, number of U.S. registered vehicles, average vehicle age, new light vehicle sales, unperformed maintenance and product quality differentiation are key drivers of current and future demand of products sold within the automotive aftermarket.

Number of miles driven:

Total miles driven in the U.S., along with changes in the average age of vehicles on the road, heavily influence the demand for the repair and maintenance products we sell. Historically, the long-term trend in the total miles driven in the U.S. has steadily increased. According to the Department of Transportation, between 1999 and 2007, the total number of miles driven in the U.S. increased at an average annual rate of approximately 1.6%. In 2008, however, difficult macroeconomic conditions and record high gas prices during the first half of the year lead to a decrease in the number of miles driven and in 2009, miles driven remained relatively flat. During the first five months of 2010, miles driven declined slightly, which we believe was a result of increasing gas prices and difficult winter weather conditions at the start of the year. As the U.S. economy recovers, we believe that annual miles driven will return to historical growth rates and continue to increase the demand for our products.

New light vehicle sales:

Along with the flat to slight decrease in the number of miles driven since 2008, the number of light vehicle purchases has also declined. The Automotive Aftermarket Industry Association (“AAIA”) estimates that new car sales in the U.S. decreased 4.7% between 1999 and 2007 for the light vehicle market; however sales for the same market decreased by 18.5% in 2008 and 21.2% in 2009, due to the difficult macroeconomic conditions during these periods. We believe that consumers will continue to defer the purchase of new vehicles and choose to keep their vehicles longer and drive them at higher miles, continuing the trend of an aging vehicle population.

Average vehicle age of registered vehicles:

As reported by the AAIA, the average age of the U.S. vehicle population has increased over the past decade from 9.1 years for passenger cars and 8.5 years for light trucks in 1999 to 10.6 and 9.6 years in 2009, respectively. We believe this increase in average age can be attributed to better engineered and built vehicles, which can be reliably driven at higher miles due to better quality power trains, and interiors and exteriors, the decrease in new car sales over the past two years and the consumers’ willingness to invest in maintaining their higher-mileage, better built vehicles. As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles which are outside of manufacture warranty. These out-of-warranty, older vehicles generate strong demand for our products as they go through more routine maintenance cycles, have more frequent mechanical failures which require replacement parts such as brakes, belts, hoses, batteries and filters and generally require more maintenance then newer vehicles would require.

Unperformed maintenance:

According to estimates compiled by the Automotive Aftermarket Suppliers Association, the annual amount of unperformed or underperformed maintenance in the U.S. totaled $50 billion for 2008. This metric represents the degree to which routine vehicle maintenance recommended by the manufacturer is not being performed. Consumer decisions to avoid or defer maintenance affect demand for our products and the total amount of unperformed maintenance represents potential future demand. We believe that challenging macroeconomic conditions in 2008, continuing into 2009 and 2010, contributed to the amount of unperformed maintenance; however, with the reduced number of new car sales, we believe the amount of underperformed maintenance is decreasing as people place a higher focus on maintaining their current vehicle with the expectation of keeping the vehicle longer than they would have in a better macroeconomic environment.

Product quality differentiation:

We provide our customers with an assortment of products that are differentiated by quality and price for most of the product lines we offer. For many of our product offerings, this quality differentiation reflects “good”, “better”, and “best” alternatives. Our sales and total gross margin dollars are highest for the “best” quality category of products. Consumers’ willingness to select products at a higher point on the value spectrum is a driver of sales and profitability in our industry. We believe that the average consumer’s tendency has been to “trade-down” to lower quality products during the recent challenging macroeconomic conditions. We have ongoing initiatives targeted to marketing higher quality products to our customers and expect our customers to be more willing to return to purchasing up on the value spectrum in the future as the U.S. economy recovers.

RESULTS OF OPERATIONS

Sales increased $130 million, or 10% from $1.25 billion in the second quarter of 2009, to $1.38 billion in the second quarter of 2010. Sales for the first six months of 2010 were $2.66 billion, an increase of $246 million or 10% over sales for the first six months of 2009. The following table presents the components of the increase in sales for the three and six months ended June 30, 2010:

	Increase in Sales For Three Months Ended June 30, 2010, compared to the same period in 2009	Increase in Sales For Six Months Ended June 30, 2010, compared to the same period in 2009
	(in millions)	(in millions)
Comparable store sales	$97	$175
Stores opened throughout 2009, excluding stores open at least one year that are included in comparable store sales	18	46
Sales of stores opened throughout 2010	14	21
Non-store sales including machinery, sales to independent parts stores and team members	1	4

Total increase in sales	$130	$246

Consolidated comparable store sales for stores open at least one year increased 7.9% and 7.4% for the three and six months ended June 30, 2010, respectfully. Consolidated comparable store sales for stores open at least one year increased 4.8% and 5.2% for the three and six months ended June 30, 2009, respectfully. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to team members and sales during the one to two week period certain CSK branded stores were closed for conversion.

We believe the increase in sales achieved by our stores are the result of superior inventory availability, a broader selection of products offered in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores, compensation programs for all store team members that provide incentives for performance and continued focus on serving professional installers. The improvement in comparable store sales was driven equally by increased transaction counts and a higher average ticket value. The improvement in average ticket value is primarily the result of a larger percentage of sales derived from the higher priced hard part categories.

We opened 24 stores during the three months ended June 30, 2010. At June 30, 2010, we operated 3,492 stores compared to 3,387 stores at June 30, 2009. We anticipate total new store growth to be 150 net new stores in 2010. This growth is below our historical number of new store openings due to the resources we have directed towards the CSK integration.

Gross profit increased $69 million, or 11% from $604 million (or 48.2% of sales) in the second quarter of 2009 to $673 million (or 48.7% of sales) in the second quarter of 2010. Gross profit increased $145 million, or 13%, from $1.15 billion (or 47.5% of sales) for the six months ended June 30, 2009, to $1.29 billion (or 48.5% of sales) for the six months ended June 30, 2010. The increase in gross profit dollars was primarily a result of the increase in sales from new stores and the increase in comparable store sales at existing stores. The increase in gross profit as a percentage of sales was the result of decreased inventory shrinkage at converted CSK stores, improved product mix and lower product acquisition costs, partially offset by the impact of increased commercial sales and reduced leverage on distribution center costs. The decrease in shrinkage at converted CSK stores is the result of the more robust O’Reilly point of sale system (“POS”) which is installed in the CSK stores as they convert to the O’Reilly distribution systems. The O’Reilly POS provides managers with better tools to track and control inventory resulting in improved shrinkage. The improvement in product mix is primarily driven by increased sales in the hard part categories which generate a higher margin than other categories. Increasing hard part sales are the result of the enhanced and more comprehensive inventory levels in the hard part categories in the CSK stores, including the O’Reilly private label products, supported by a more extensive and robust distribution network. Lower product acquisition costs are derived from improved negotiating leverage with our vendors as the result of large purchase volume increases associated with the acquisition of CSK. During the second quarter of 2010, we saw the anniversary of the final material vendor contracts which were renegotiated during the second quarter of 2009; as a result, for the remainder of 2010, we would anticipate gross margin percentage results to be more comparable to the same periods in 2009. Commercial sales are growing at a faster rate than DIY sales as a result of the execution of the CSK integration plan. These commercial sales, which typically carry a lower gross margin percentage than DIY sales, have created pressure on our gross margin percentages and we would expect to continue to see pressure on gross margin as a percentage of sales in the second half of 2010 as commercial sales are expected to grow at a faster rate than DIY sales. The reduced leverage on distribution center costs is the result of the additional distribution centers which have been opened in conjunction with the CSK integration plan. New distribution center team members are not fully proficient with distribution operations resulting in inefficiencies.

Selling, general and administrative expenses (“SG&A”) increased $22 million, or 5%, from $454 million (or 36.3% of sales) in the second quarter of 2009 to $476 million (or 34.5% of sales) in the second quarter of 2010. SG&A increased $43 million, or 5%, from $883 million (or 36.6% of sales) for the six months ended June 30, 2009, to $926 million (or 34.8% of sales) for the six months ended June 30, 2010. The decrease in SG&A as a percentage of sales was attributable to increased leverage of store expenses on higher comparable store sales levels and the timing of advertising program spending, partially offset by higher than anticipated medical benefits for our team members. The increase in total SG&A dollars is primarily a result of additional employees and facilities driven by our increased store count.

The $15 million charge to operating income in the second quarter of 2010 is related to the ongoing, legacy DOJ investigation of CSK (See Note 11 – Legal Matters to the Condensed Consolidated Financial Statements). As previously announced, prior to the acquisition of CSK by O’Reilly in July of 2008, the DOJ began an investigation of CSK related to CSK’s historical accounting practices. The charge represents an increase in the accrual for the estimated costs to resolve the DOJ investigation, including potential settlement-related payments to the DOJ, future costs of cooperation with the DOJ and associated legal and documentation costs. While the $15 million charge in the second quarter of 2010 is management’s best estimate of the costs to resolve these matters, there can be no assurance that the discussions with the DOJ will result in a resolution to these matters within the amount accrued.

As a result of the impacts discussed above, operating income for the second quarter of 2010 increased $31 million from $150 million (or 12.0% of sales) in 2009 to $181 million (or 13.1% of sales) in 2010, representing an increase of 21%. Operating income for the six months ended June 30, 2010, increased $87 million from $263 million (or 10.9% of sales) in 2009 to $350 million (or 13.1% of sales) in 2010, representing an increase of 33%.

Interest expense was flat at $11 million (or 0.9% of sales) during the second quarter of 2009 and $11 million (or 0.8% of sales) in the second quarter of 2010. Interest expense decreased $1 million, from $23 million (or 1.0% of sales) during the six months ended June 30, 2009, to $22 million (or 0.8% of sales) during the six months ended June 30, 2010. The increase in interest expense for second quarter of 2010 is primarily due to less capitalized interest in the current period related to purchases of property and equipment as compared to the same period one year ago, offset by a decreased level of outstanding borrowings under our credit facility. The decrease in interest expense for the six months ended June 30, 2010, is primarily due to a decreased level of outstanding borrowings under our credit facility in the current period as compared to the same period one year ago.

Our provision for income taxes increased $18 million to $72 million for the second quarter of 2010 compared to $54 million for the same period in 2009. Our provision for income taxes increased $40 million to $133 million for the six months ended June 30, 2010, compared to $93 million for the same period in 2009. The increase in our provision is primarily due to the increase in taxable income. Our effective tax rate was 41.9% of income before income taxes for the second quarter of 2010 versus 38.7% for the same period in 2009. Our effective tax rate was 40.3% of income before income taxes for the six months ended June 30, 2010, versus 38.6% for the same period in 2009. The increase in the effective tax rate is primarily the result of the charge of $15 million in the second quarter of 2010 related to the CSK DOJ investigation which is not expected to be deductible for tax purposes.

As a result of the impacts discussed above, net income for the second quarter of 2010 increased $14 million from $86 million (or 6.8% of sales) in 2009 to $100 million (or 7.2% of sales) in 2010, representing an increase of 16%. Net income for the six months ended June 30, 2010, increased $49 million from $148 million (or 6.1% of sales) in 2009 to $197 million (or 7.4% of sales) in 2010, representing an increase of 33%.

Our diluted earnings per common share for the second quarter of 2010 increased 15% to $0.71 on 141.1 million shares compared to $0.62 for the second quarter of 2009 on 137.5 million shares. Diluted earnings per common share for the six months ended June 30, 2010, increased 30% to $1.40 on 140.4 million shares compared to $1.08 for the same period in 2009 on 136.8 million shares. Our second quarter and year-to-date results include a charge related to the ongoing, legacy DOJ investigation of CSK as discussed above. Adjusted operating income, excluding the impact of the charge related to the DOJ investigation of CSK discussed above, increased 31% to $196 million (or 14.2% of sales) during the second quarter ended June 30, 2010, from $150 million (or 12.0% of sales) for the same period a year ago. Adjusted operating income, excluding the impact of the charge related to the DOJ investigation of CSK discussed above, increased 39% to $365 million (or 13.7% of sales) for the first six months of 2010, from $263 million (or 10.9% of sales) for the same period a year ago. Adjusted diluted earnings per common share, excluding the impact of the charge related to the DOJ investigation of CSK discussed above, increased 31% to $0.81 for the second quarter ended June 30, 2010, from $0.62 for the same period one year ago. Adjusted diluted earnings per common share, excluding the impact of the charge related to the DOJ investigation of CSK discussed above, increased 40% to $1.51 for the first six months of 2010, from $1.08 for the same period one year ago. The table below outlines the impact of the charge for the three and six months ended June 30, 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
GAAP operating income	$181,164	$149,675	$349,609	$263,011
Accrual of legacy CSK DOJ investigation charge	15,000	—	15,000	—

Non-GAAP adjusted operating income	$196,164	$149,675	$364,609	$263,011

GAAP operating margin	13.1%	12.0%	13.1%	10.9%
Accrual of legacy CSK DOJ investigation charge	1.1%	—	0.6%	—

Non-GAAP adjusted operating margin	14.2%	12.0%	13.7%	10.9%

GAAP net income	$99,595	$85,515	$197,071	$148,350
Accrual of legacy CSK DOJ investigation charge	15,000	—	15,000	—

Non-GAAP adjusted net income	$114,595	$85,515	$212,071	$148,350

GAAP diluted net income per common share	$0.71	$0.62	$1.40	$1.08
Accrual of legacy CSK DOJ investigation charge	0.10	—	0.11	—

Non-GAAP adjusted diluted net income per common share	$0.81	$0.62	$1.51	$1.08

Adjusted weighted-average common shares outstanding – assuming dilution	141,117	137,548	140,418	136,846

The adjustments to operating income, net income and earnings per share in the above paragraph and table present certain financial information not derived in accordance with United States generally accepted accounting principles (“GAAP”). We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of adjusted operating income, net income and earnings per share excluding the impact of the charge related to the DOJ investigation of CSK provides meaningful supplemental information to both management and investors that is indicative of the Company’s core operations. Management excludes this item in judging our performance and believes this non-GAAP information is useful to understanding the recurring factors and trends affecting our business. Material limitations of these non-GAAP measures are that such measures do not reflect actual GAAP amounts and, although the charge in the second quarter is management’s reasonable estimate of the costs to resolve the DOJ investigation of CSK, the ultimate resolution of the matter may result in future charges. We compensate for such limitations by presenting, in the table above, the accompanying reconciliation to the most directly comparable GAAP measures.

LIQUIDITY

Operating Activities

Net cash provided by operating activities increased from $153 million for the first six months of 2009 to $356 million for the first six months of 2010. The increase in cash provided by operating activities is primarily due to an increase in net income (adjusted for the effect of non-cash depreciation and amortization charges, stock compensation charges and deferred income taxes), and a significant decrease in net inventory investment as compared to the same period in 2009. Net inventory investment reflects our investment in inventory net of the amount of accounts payable to vendors.

Investing Activities

Net cash used in investing activities decreased from $231 million during the first six months of 2009 to $181 million for the comparable period in 2010. The decrease in cash provided by investing activities is primarily due to a decrease in capital expenditures in association with the integration of CSK compared to the same period in 2009. Capital expenditures related to the acquisition of CSK include the purchase of properties for future distribution centers and costs associated with the conversion of CSK stores to the O’Reilly Brand. A larger portion of the capital expenditures related to distribution system expansion occurred in first six months of 2009, as we acquired property and began construction on four new distribution centers, versus the same period in 2010.

Financing Activities

Net cash used in financing activities was $171 million in the first six months of 2010, compared to net cash provided by financing activities of $88 million during the same period in 2009. The decrease in cash provided by financing activities is driven by the repayments of outstanding borrowings on our Credit Facility, which were funded by increased cash provided by operating activities and decreased capital expenditures compared to the same period last year. For the remainder of 2010, we expect to use available cash on hand to reduce the outstanding borrowings on our Credit Facility.

CAPITAL RESOURCES

On July 11, 2008, in connection with the acquisition of CSK, we entered into a credit agreement for a five-year $1.2 billion asset-based revolving credit facility (the “Credit Facility”) arranged by Bank of America, N.A. (“BA”). The Credit Facility is comprised of a five-year $1.075 billion tranche A revolving credit facility and a five-year $125 million first-in-last-out revolving credit facility (FILO tranche), both of which mature on July 10, 2013. As of June 30, 2010, the amount of the borrowing base available under the Credit Facility was $1.197 billion, of which we had outstanding borrowings of $477 million. As of December 31, 2009, the amount of the borrowing base available under the credit facility was $1.196 billion, of which we had outstanding borrowings of $679 million. The available borrowings under the Credit Facility are also reduced by stand-by letters of credit issued by us primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. As of June 30, 2010, we had stand-by letters of credit outstanding of $73 million and the aggregate availability for additional borrowings under the Credit Facility was $647 million. As of December 31, 2009, we had stand-by letters of credit outstanding in the amount of $72 million and the aggregate availability for additional borrowings under the credit facility was $445 million. As part of the Credit Facility, we have pledged substantially all of our assets as collateral and we are subject to an ongoing consolidated leverage ratio covenant, with which we complied on June 30, 2010.

Borrowings under the tranche A revolver bear interest, at our option, at a rate equal to either a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. Borrowings under the FILO tranche bear interest, at our option, at a rate equal to either a base rate plus 2.50% per annum or LIBOR plus 3.50% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate is equal to the higher of the prime lending rate established by BA from time to time or the federal funds effective rate as in effect from time to time plus 0.50%. Fees related to unused capacity under the Credit Facility are assessed at a rate of 0.50% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity. In addition, we pay customary letter of credit fees and other administrative fees in respect to the Credit Facility.

On July 24, 2008, October 14, 2008, and January 21, 2010, we entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), BA, SunTrust Bank (“SunTrust”) and/or Barclays Capital (“Barclays”). We entered into these interest rate swap transactions to mitigate the risk associated with our floating interest rate based on LIBOR on an aggregate of $450 million of our debt that is outstanding under our Credit Facility. We are required to make certain monthly fixed rate payments calculated on the notional amounts, while the applicable counterparty is obligated to make certain monthly floating rate payments to us referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of our debt. The interest rate swap transactions have maturity dates ranging from August 1, 2010, through October 17, 2011.

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

As of July 1, 2010, the Notes became exchangeable at the option of the holders and will remain exchangeable through September 30, 2010, the last trading day of our third quarter, as provided for in the Indenture governing the Notes. The Notes became exchangeable as our common stock closed at or above 130% of the Exchange Price (as defined in the Indenture governing the Notes) for 20 trading days within the 30 consecutive trading day period ending on June 30, 2010. As a result, during the exchange period commencing July 1, 2010, and continuing through and including September 30, 2010, for each $1,000 principal amount of the Notes held, holders of the Notes may, if they elect, surrender their Notes for exchange. If the Notes are exchanged, we will deliver cash equal to the lesser of the aggregate principal amount of Notes to be exchanged and our total exchange obligation and, in the event our total exchange obligation exceeds the aggregate principal amount of Notes to be exchanged, shares of our common stock in respect of that excess. The total exchange obligation reflects the exchange rate whereby each $1,000 in principal amount of the Notes is exchangeable into an equivalent value of 25.97 shares of our common stock and $60.61 in cash. The Notes currently have the entire $100 million principal amount outstanding.

During the three and six months ended June 30, 2010, we opened 24 and 73 new stores, respectively. We plan to open approximately 79 additional stores during the remainder of 2010. The funds required for such planned expansions are expected to be provided by cash generated from operating activities.

CONTRACTUAL OBLIGATIONS

At June 30, 2010, we had long-term debt with maturities of less than one year of $105 million and long-term debt with maturities over one year of $479 million, representing a total decrease in all outstanding debt of $207 million from December 31, 2009.

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

NEW ACCOUNTING PRONOUNCEMENTS

With the exception of any pronouncements stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, that are of material significance, or have potential material significance, to the Company.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Subtopic 820-10, requiring additional disclosures regarding fair value measurements such as transfers in and out of Levels 1 and 2, as well as separate disclosures about activity relating to Level 3 measurements. ASU 2010-06 clarifies existing disclosure requirements related to the level of disaggregation and input valuation techniques. The updated guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual periods beginning after December 15, 2010. The adoption of the new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. The adoption of the new Level 3 guidance is required in 2011 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events (SFAS No. 165), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim or fiscal periods ending after June 15, 2009. We adopted the provisions of ASC 855 beginning with our condensed consolidated financial statements for the quarter ended June 30, 2009. On February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) number 2010-09 (“ASU 2010-09”), Amendments to Certain Recognition and Disclosure Requirements, which was effective immediately. The ASU amended FASB ASC 855, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The amendments that are specifically relevant include the requirement that SEC filers evaluate subsequent events through the date the financial statements are issued, and the exemption of SEC filers from disclosing the date through which subsequent events have been evaluated. We adopted the provisions of ASU 2010-09 beginning with our condensed consolidated financial statements for the quarter ended March, 31, 2010. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on our financial position, results of operations or cash flows.

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

We are subject to interest rate risk to the extent we borrow against our credit facilities with variable interest rates. We have interest rate exposure with respect to the $477.3 million outstanding balance on our variable interest rate debt at June 30, 2010; however, from time to time, we have entered into interest rate swaps to reduce this exposure. On July 24, 2008, October 14, 2008, and January 21, 2010, we reduced our exposure to changes in interest rates by entering into interest rate swap contracts (“the swaps”) with a total notional amount of $450 million. The swaps represent contracts to exchange a floating rate for fixed interest payments periodically over the life of the swap agreement without exchange of the underlying notional amount. The notional amount of the swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The swaps have been designated as cash flow hedges. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $0.3 million ($0.2 million after tax), based on our exposure to interest rate changes on variable rate debt that is not covered by the swaps. This analysis does not consider the effects of the change in the level of overall economic activity that could exist in an environment of adversely changing interest rates. In the event of an adverse change in interest rates and to the extent that we have amounts outstanding under our asset-based credit facility, management would likely take further actions that would seek to mitigate our exposure to interest rate risk.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ending June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

O’Reilly Litigation

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters, taking into account applicable insurance and reserves, will have a material adverse effect on its consolidated financial position, results of operations or cash flows in a particular quarter or annual period. In addition, O’Reilly is involved in resolving the governmental investigations that were being conducted against CSK and CSK’s former officers prior to its acquisition by O’Reilly Automotive, Inc. as described below.

CSK Pre-Acquisition Matters – Governmental Investigations and Actions

As previously reported, the pre-acquisition Securities and Exchange Commission (“SEC”) investigation of CSK, which commenced in 2006, was settled in May 2009 by administrative order without fines, disgorgement or other financial remedies. The Department of Justice (“DOJ”)’s criminal investigation into these same matters as previously disclosed remains ongoing. In addition, the previously reported SEC complaint against three (3) former employees of CSK for alleged conduct related to CSK’s historical accounting practices remains ongoing. The action filed by the SEC on July 22, 2009, against Maynard L. Jenkins, the former chief executive officer of CSK seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, as previously reported, also continues. The previously reported DOJ criminal complaint against Don Watson, the former Chief Financial Officer of CSK, remains ongoing.

With respect to the ongoing DOJ investigation into CSK’s pre-acquisition accounting practices as referenced above, attorneys from the DOJ have indicated that as a result of conduct alleged against the former employees, as set forth in the pleadings in United States vs. Fraser, et. al., U.S.Dist.Ct., Dist. of Ariz.; Case No: 2:09-cr-00372-SRB, the DOJ believes that criminal charges are appropriate. O’Reilly continues to cooperate with and engage in ongoing discussions with the DOJ, as previously disclosed, to attempt to resolve the pre-acquisition accounting issues related to CSK arising from the conduct of its former employees as referenced above. O’Reilly cannot predict the ultimate outcome of these discussions at this time. O’Reilly believes that absent an agreed upon resolution, criminal charges against CSK are probable. If charged, O’Reilly intends to vigorously defend against any such charges. Based upon the current status of discussions, O’Reilly has recorded a charge of $15 million in the second quarter of 2010 to increase its accrual for the expected costs to resolve the investigation of CSK, including potential settlement related payments to the DOJ and associated legal costs. However, there can be no assurance that the discussions with the DOJ will result in a resolution of these matters within the amount currently accrued by O’Reilly. The Company’s total reserve related to the DOJ investigation of CSK was $16.5 million as of June 30, 2010. O’Reilly paid approximately $0.8 million of legal costs related to the DOJ investigation of CSK in the second quarter of 2010.

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

As a result of the CSK acquisition, O’Reilly expects to continue to incur ongoing legal fees related to the indemnity obligations related to the litigation that has commenced by the DOJ and SEC of CSK’s former employees. O’Reilly has a remaining reserve, with respect to such indemnification obligations, of $17.8 million as of June 30, 2010, which was primarily recorded as an assumed liability in the Company’s allocation of the purchase price of CSK. O’Reilly paid approximately $1.8 million of legal costs related to the indemnity obligations in the second quarter of 2010.

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

Item 1A.	Risk Factors

There have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

Exhibits:

Number	Description

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.DEF	XBRL Taxonomy Extension Calculation Linkbase

**101.CAL	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

August 5, 2010	/s/ Greg Henslee
Date	Greg Henslee, Co-President and Chief Executive Officer (Principal Executive Officer)

August 5, 2010	/s/ Thomas McFall
Date	Thomas McFall, Executive Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.