Form 10-Q
period 2010-09-30
O REILLY AUTOMOTIVE INC
filed 2010-11-08
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Common stock, $0.01 par value – 139,636,795 shares outstanding as of November 1, 2010.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September 30, 2010

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$43,193	$26,935
Accounts receivable, net	125,906	107,887
Amounts receivable from vendors	68,253	63,110
Inventory	1,997,718	1,913,218
Prepaid income taxes	2,735	—
Deferred income taxes	39,261	85,934
Other current assets	32,530	29,635

Total current assets	2,309,596	2,226,719
Property and equipment, at cost	2,629,835	2,353,240
Less: accumulated depreciation and amortization	738,275	626,861

Net property and equipment	1,891,560	1,726,379
Notes receivable, less current portion	19,151	12,481
Goodwill	743,921	744,313
Other assets, net	59,191	71,579

Total assets	$5,023,419	$4,781,471

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$943,147	$818,153
Self insurance reserves	54,680	55,348
Accrued payroll	45,589	42,790
Accrued benefits and withholdings	45,515	44,295
Income taxes payable	—	8,068
Other current liabilities	189,633	143,781
Current portion of long-term debt	104,698	106,708

Total current liabilities	1,383,262	1,219,143
Long-term debt, less current portion	326,554	684,040
Deferred income taxes	57,446	18,321
Other liabilities	181,886	174,102
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares – 139,319,673 as of September 30, 2010, and 137,468,063 as of December 31, 2009	1,393	1,375
Additional paid-in capital	1,113,237	1,042,329
Retained earnings	1,963,736	1,650,123
Accumulated other comprehensive loss	(4,095)	(7,962)

Total shareholders’ equity	3,074,271	2,685,865

Total liabilities and shareholders’ equity	$5,023,419	$4,781,471

Note: The balance sheet at December 31, 2009, has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior period amounts have been reclassified to conform to current period presentation.

See Notes to Condensed Consolidated Financial Statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales	$1,425,887	$1,258,239	$4,087,195	$3,673,365
Cost of goods sold, including warehouse and distribution expenses	732,472	647,684	2,102,800	1,916,371

Gross profit	693,415	610,555	1,984,395	1,756,994
Selling, general and administrative expenses	488,484	461,359	1,414,855	1,344,787
Accrual of legacy CSK DOJ investigation charge	5,900	—	20,900	—

Operating income	199,031	149,196	548,640	412,207
Other income (expense), net:
Interest expense	(9,756)	(11,086)	(31,781)	(34,107)
Interest income	510	340	1,409	1,127
Other, net	407	825	1,845	1,698

Total other expense, net	(8,839)	(9,921)	(28,527)	(31,282)

Income before income taxes	190,192	139,275	520,113	380,925
Provision for income taxes	73,650	52,050	206,500	145,350

Net income	$116,542	$87,225	$313,613	$235,575

Basic income per common share:

Net income per common share	$0.84	$0.64	$2.27	$1.73

Weighted-average common shares outstanding	138,831	136,774	138,219	135,869

Income per common share-assuming dilution:

Net income per common share	$0.82	$0.63	$2.23	$1.71

Adjusted weighted-average common shares outstanding	141,706	138,704	140,874	137,442

See Notes to Condensed Consolidated Financial Statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$313,613	$235,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	118,817	106,320
Amortization of intangibles	1,914	4,805
Amortization of premium on exchangeable notes	(561)	(561)
Amortization of debt issuance costs	6,418	6,365
Deferred income taxes	85,823	47,458
Share based compensation programs	12,792	17,715
Other	4,956	7,731
Changes in operating assets and liabilities:
Accounts receivable	(23,749)	(11,981)
Inventory	(84,500)	(282,574)
Accounts payable	124,909	150,308
Other	32,131	7,819

Net cash provided by operating activities	592,563	288,980
Investing activities:
Purchases of property and equipment	(276,463)	(317,195)
Proceeds from sale of property and equipment	1,866	2,586
Payments received on notes receivable	4,610	4,244
Other	(4,728)	(4,466)

Net cash used in investing activities	(274,715)	(314,831)
Financing activities:
Proceeds from borrowings on asset-based revolving credit facility	318,200	439,150
Payments on asset-based revolving credit facility	(672,000)	(468,350)
Principal payments on capital leases	(5,134)	(7,112)
Tax benefit of stock options exercised	11,755	8,973
Net proceeds from issuance of common stock	45,589	51,004
Other	—	420

Net cash (used in)/provided by financing activities	(301,590)	24,085

Net increase/(decrease) in cash and cash equivalents	16,258	(1,766)
Cash and cash equivalents at beginning of period	26,935	31,301

Cash and cash equivalents at end of period	$43,193	$29,535

Supplemental disclosures of cash flow information:
Income taxes paid	$122,051	$98,376
Interest paid, net of capitalized interest	24,192	26,914
Property and equipment acquired through issuance of capital lease obligations	—	8,337

See Notes to Condensed Consolidated Financial Statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2010

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on reported totals for assets, liabilities, shareholders’ equity, cash flows or net income. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is reviewed annually on December 31 for impairment, or more frequently if events or changes in business conditions indicate that impairment may exist. During the three months ended September 30, 2010, the Company recorded an increase in goodwill of $0.1 million. During the nine months ended September 30, 2010, the Company recorded a decrease in goodwill of $0.4 million, due to adjustments to the purchase price allocations related to small acquisitions and adjustments to the provision for income taxes relating to the exercise of stock options acquired in the CSK acquisition (see Note 2). The Company did not record any goodwill impairment during the three or nine months ended September 30, 2010. For the three and nine months ended September 30, 2010, the Company recorded amortization expense of $1.7 million and $6.6 million, respectively, related to amortizable intangible assets, which are included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2009, the Company recorded amortization expense of $3.1 million and $11.0 million, respectively, related to amortizable intangible assets, which are included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets. The components of the Company’s amortizable and unamortizable intangible assets were as follows as of September 30, 2010, and December 31, 2009 (in thousands):

	Cost		Accumulated Amortization
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Amortizable intangible assets
Favorable leases	$52,010	$52,010	$16,516	$11,383
Trade names and trademarks	13,000	13,000	13,000	11,588
Other	579	481	280	201

Total amortizable intangible assets	$65,589	$65,491	$29,796	$23,172

Unamortizable intangible assets
Goodwill	$743,921	$744,313

Total unamortizable intangible assets	$743,921	$744,313

Included in the above table of amortizable intangible assets are favorable leases. These favorable lease assets were recorded in conjunction with the acquisition of CSK and represent the values of operating leases acquired with favorable terms. These favorable leases had an estimated weighted-average remaining useful life of approximately 10.3 years as of September 30, 2010. In addition, the Company recorded a liability for the values of operating leases with unfavorable terms acquired in the acquisition of CSK. The cost of these unfavorable lease liabilities totaled approximately $49.6 million as of September 30, 2010, and December 31, 2009. These unfavorable leases had an estimated weighted-average remaining useful life of approximately 6.4 years as of September 30, 2010. During the three and nine months ended September 30, 2010, the Company recognized an amortized benefit of $1.8 million and $4.9 million, respectively, related to these unfavorable leases. During the three and nine months ended September 30, 2009, the Company recognized an amortized benefit of $2.3 million and $6.5 million, respectively, related to these unfavorable leases. The carrying amount, net of accumulated amortization, of the unfavorable lease liability was $31.6 million and $36.5 million as of September 30, 2010, and December 31, 2009, respectively, and is included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets.

NOTE 4 – LONG-TERM DEBT

Outstanding long-term debt was as follows on September 30, 2010, and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Capital leases	$6,096	$11,230
6 3/4% Exchangeable Senior Notes	100,156	100,718
FILO revolving credit facility	—	125,000
Tranche A revolving credit facility	325,000	553,800

Total debt and capital lease obligations	431,252	790,748
Current maturities of debt and capital lease obligations	104,698	106,708

Total long-term debt and capital lease obligations	$326,554	$684,040

6 3/4% Exchangeable Senior Notes:

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

The Notes are exchangeable, under certain circumstances, into cash and shares of the Company’s common stock. The Notes bear interest at 6.75% per year until December 15, 2010, and 6.50% until maturity on December 15, 2025. Prior to their stated maturity, the Notes are exchangeable by the holders only under the following circumstances (as more fully described in the indentures under which the Notes were issued):

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

On July 1, 2010, the Notes became exchangeable at the option of the holders and remained exchangeable through September 30, 2010, the last trading day of the Company’s third quarter, as provided for in the indentures governing the Notes. The Notes became exchangeable as the Company’s common stock closed at or above 130% of the Exchange Price (as defined in the indentures governing the Notes) for 20 trading days within the 30 consecutive trading day period ending on June 30, 2010. As a result, during the exchange period commencing July 1, 2010, and continuing through and including September 30, 2010, for each $1,000 principal amount of the Notes held, holders of the Notes could, if they elected, surrender their Notes for exchange. If the Notes were exchanged, the Company would deliver cash equal to the lesser of the aggregate principal amount of Notes to be exchanged and the Company’s total exchange obligation and, in the event the Company’s total exchange obligation exceeded the aggregate principal amount of Notes to be exchanged, shares of the Company’s common stock in respect of that excess. The total exchange obligation reflects the exchange rate whereby each $1,000 in principal amount of the Notes is exchangeable into an equivalent value of approximately 25.97 shares of the Company’s common stock and approximately $60.61 in cash. On September 28, 2010, certain holders of the Notes delivered notice to the exchange agent to exercise their right to exchange $11 million of the principal amount of the Notes. The Cash Settlement Averaging Period (as defined in the indentures governing the Notes) ended on October 27, 2010, and on October 29, 2010 the Company delivered $11 million in cash, which represented the principal amount of the Notes exchanged and the value of partial shares, and 92,855 shares of the Company’s common stock to the exchange agent in settlement of the exchange obligation. Concurrently, the Company retired the $11 million principal amount of the exchanged Notes.

On October 1, 2010, the Notes again became exchangeable at the option of the holders and will remain exchangeable through December 31, 2010, the last trading day of the Company’s fourth quarter, as provided for in the indentures governing the Notes. The Notes became exchangeable as the Company’s common stock closed at or above 130% of the Exchange Price (as defined in the indentures governing the Notes) for 20 trading days within the 30 consecutive trading day period ending on September 30, 2010. As a result, during the exchange period commencing October 1, 2010, and continuing through and including December 31, 2010, for each $1,000 principal amount of the Notes held, holders of the Notes may, if they elect, surrender their Notes for exchange. If the Notes are exchanged, the Company will deliver cash equal to the lesser of the aggregate principal amount of Notes to be exchanged and the Company’s total exchange obligation and, in the event the Company’s total exchange obligation exceeds the aggregate principal amount of Notes to be exchanged, shares of the Company’s common stock in respect of that excess. The total exchange obligation reflects the exchange rate whereby each $1,000 in principal amount of the Notes is exchangeable into an equivalent value of approximately 25.97 shares of the Company’s common stock and approximately $60.61 in cash.

The holders of the Notes may require the Company to repurchase some or all of the Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest on December 15, 2010; December 15, 2015; or December 15, 2020, or on any date following a fundamental change as described in the indentures. The Company may redeem some or all of the Notes for cash at a redemption price of 100% of the principal amount plus any accrued and unpaid interest on or after December 15, 2010, upon at least 35-calendar days notice. The Company intends to redeem the Notes in December 2010, and plans to fund the redemption with available borrowings under its asset-based revolving credit facility.

The Company distinguishes its financial instruments between permanent equity, temporary equity, and assets and liabilities. The share exchange feature and the embedded put and call options within the Notes are required to be accounted for as equity instruments. The difference between the fair value of the Notes at acquisition date and the fair value of the liability component on that date was $2.1 million, which was assigned to equity, and is fixed until the Notes are settled. The principal amount of the Notes as of September 30, 2010, and December 31, 2009, was $100 million and the net carrying amount of the Notes as of September 30, 2010, and December 31, 2009, was $100.2 million and $100.7 million, respectively. The unamortized premium on the Notes was $0.2 million as of September 30, 2010, which will be amortized through December 15, 2010. The unamortized premium on the Notes as of December 31, 2009, was $0.7 million. The if-converted value of the Notes as of September 30, 2010, calculated using the average stock price during the quarter and in accordance with the exchange obligation described above, was $131.4 million. The net interest expense related to the Notes for the three and nine months ended September 30, 2010, was $1.5 million and $4.5 million, respectively, resulting in an effective interest rate of 6.0%. The net interest expense related to the Notes for the three and nine months ended September 30, 2009, was $1.5 million and $4.5 million, respectively, resulting in an effective interest rate of 6.0%. As of September 30, 2010, the entire $100 million of the principal amount of the Notes was outstanding.

Asset-based revolving credit facility:

On July 11, 2008, in connection with the acquisition of CSK, the Company entered into a credit agreement for a five-year $1.2 billion asset-based revolving credit facility (the “Credit Facility”) arranged by Bank of America, N.A. (“BA”). The Credit Facility is comprised of a five-year $1.075 billion tranche A revolving credit facility (“tranche A revolver”) and a five-year $125 million first-in-last-out revolving credit facility (“FILO tranche”), both of which mature on July 10, 2013. The terms of the Credit Facility grant the Company the right to terminate the FILO tranche upon meeting certain requirements, including no events of default and aggregate projected availability under the Credit Facility. During the third quarter ended September 30, 2010, the Company, upon meeting all requirements to do so, elected to exercise its right to terminate the FILO tranche. As of September 30, 2010, the amount of the borrowing base available under the Credit Facility was $1.072 billion, of which the Company had outstanding borrowings of $325 million. As of December 31, 2009, the amount of the borrowing base available under the credit facility was $1.196 billion, of which the Company had outstanding borrowings of $678.8 million. The available borrowings under the Credit Facility are also reduced by stand-by letters of credit issued by the Company primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. As of September 30, 2010, the Company had stand-by letters of credit outstanding of $72.9 million and the aggregate availability for additional borrowings under the Credit Facility was $673.7 million. As of December 31, 2009, the Company had stand-by letters of credit outstanding in the amount of $72.3 million and the aggregate availability for additional borrowings under the credit facility was $445.2 million. As part of the Credit Facility, the Company has pledged substantially all of its assets as collateral and is subject to an ongoing consolidated leverage ratio covenant, with which the Company complied as of September 30, 2010.

As of September 30, 2010, borrowings under the tranche A revolver bore interest, at the Company’s option, at a rate equal to either a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate is equal to the higher of the prime lending rate established by BA from time to time or the federal funds effective rate as in effect from time to time plus 0.50%, subject to adjustment based upon remaining available borrowings. Fees related to unused capacity under the Credit Facility are assessed at a rate of 0.50% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity. In addition, the Company pays letter of credit fees and other administrative fees in respect to the Credit Facility. As of September 30, 2010, all of the Company’s borrowings under its Credit Facility were covered under interest rate swap agreements. As of December 31, 2009, the Company had borrowings of $278.8 million under its Credit Facility, which were not covered under an interest rate swap agreement, with interest rates ranging from 2.50% to 4.50%.

On each of July 24, 2008, October 14, 2008, and January 21, 2010, the Company entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), BA, SunTrust Bank (“SunTrust”) and/or Barclays Capital (“Barclays”). The Company entered into these interest rate swap transactions to mitigate the risk associated with its floating interest rate based on 30-day LIBOR on an aggregate of $450 million of its debt that was outstanding under the Credit Facility. The interest rate swap transaction that the Company entered into with BBT on July 24, 2008, for $100 million matured on August 1, 2010, reducing the total notional amount of swapped debt to $350 million as of that date. The interest rate swap transaction that the Company entered into with BBT on October 14, 2008, for $25 million and was scheduled to mature on October 17, 2010, was terminated at the Company’s request on September 16, 2010, reducing the total notional amount of swapped debt to $325 million as of that date (see Note 6). The Company is required to make certain monthly fixed rate payments calculated on the notional amounts, while the applicable counterparty is obligated to make certain monthly floating rate payments to the Company referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of the Company’s debt, which exists under the Credit Facility plus an applicable margin under the terms of the Credit Facility. The interest rate swap transactions have maturity dates ranging from October 17, 2010, through October 17, 2011. The counterparties, transaction dates, effective dates, applicable notional amounts, effective index rates and maturity dates of each of the interest rate swap transactions which existed as of September 30, 2010, are included in the table below:

Counterparty	Transaction Date	Effective Date	Notional Amount (in thousands)	Effective Index Rate	Spread at September 30, 2010	Effective Interest Rate at September 30, 2010	Maturity date
SunTrust	07/24/2008	08/01/2008	25,000	3.83%	2.25%	6.08%	08/01/2011
SunTrust	07/24/2008	08/01/2008	50,000	3.83%	2.25%	6.08%	08/01/2011
BA	07/24/2008	08/01/2008	75,000	3.83%	2.25%	6.08%	08/01/2011
BBT	10/14/2008	10/17/2008	25,000	2.99%	2.25%	5.24%	10/17/2010
BA	10/14/2008	10/17/2008	25,000	3.05%	2.25%	5.30%	10/17/2010
SunTrust	10/14/2008	10/17/2008	25,000	2.99%	2.25%	5.24%	10/17/2010
BA	10/14/2008	10/17/2008	50,000	3.56%	2.25%	5.81%	10/17/2011
Barclays	01/21/2010	01/22/2010	50,000	0.53%	2.25%	2.78%	01/31/2011

			$325,000

The interest rate swap transactions that the Company entered into with BBT, BA and SunTrust on October 14, 2008, referenced in the table above, for a total of $75 million matured on October 17, 2010, reducing the total notional amount of swapped debt to $250 million as of that date.

NOTE 5 – EXIT ACTIVITIES

The Company maintains reserves for closed stores and other properties that are no longer utilized in current operations as well as reserves for employee separation liabilities. Reserves for closed stores and other properties include stores and other properties acquired in the CSK acquisition (see Note 2). Employee separation liabilities represent costs for anticipated payments, including payments required under various pre-existing employment arrangements with acquired CSK employees which existed at the time of the acquisition, relating to the planned involuntary termination of employees performing overlapping or duplicative functions.

The Company accrues for closed property operating lease liabilities using a credit-adjusted discount rate to calculate the present value of the remaining noncancelable lease payments, contractual occupancy costs and lease termination fees after the closing date, net of estimated sublease income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which currently extend through April 2023. The Company estimates sublease income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, previous efforts to dispose of similar assets and existing economic conditions. Adjustments to closed property reserves are made to reflect changes in estimated sublease income or actual contracted exit costs, which vary from original estimates. Adjustments are made for material changes in estimates in the period in which the changes become known.

The following table is a summary of closure reserves for stores, administrative office and distribution facilities, and reserves for employee separation costs as of September 30, 2010, and December 31, 2009 (in thousands):

	Store Closure Liabilities	Administrative Office and Distribution Facilities Closure Liabilities	Employee Separation Liabilities
Balance at December 31, 2009:	$15,777	$7,653	$2,080
Additions and accretion	710	348	—
Payments	(2,362)	(1,624)	(1,063)
Revisions to estimates	218	(155)	595

Balance at September 30, 2010:	$14,343	$6,222	$1,612

The revisions to estimates in closure reserves for stores and administrative office and distribution facilities included changes in the estimates of sublease agreements, changes in assumptions of various store and office closure activities, and changes in assumed leasing arrangements since the acquisition of CSK. The cumulative amount incurred in closure reserves for stores from the inception of the exit activity through September 30, 2010, was $23.1 million. The cumulative amount incurred in administrative office and distribution facilities from the inception of the exit activity through September 30, 2010, was $9.2 million. The balance of both these reserves is included in “Other current liabilities” and “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets based upon the dates when the reserves are expected to be settled. The revisions to estimates in the reserves for employee separation liabilities include additional severance and incentive compensation accrued for employees of CSK. The cumulative amount incurred in employee separation liabilities from the inception of the exit activity through September 30, 2010, was $29.4 million, the balance of which is included in “Accrued payroll” on the accompanying Condensed Consolidated Balance Sheets.

NOTE 6 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate risk management:

As discussed in Note 4, on each of July 24, 2008, October 14, 2008, and January 21, 2010, the Company entered into interest rate swap transactions with BBT, BA, SunTrust and/or Barclays to mitigate cash flow risk associated with the floating interest rate, based on the one-month LIBOR rate on an aggregate of $450 million of the debt outstanding under its Credit Facility. The interest rate swap transaction that the Company entered into with BBT on July 24, 2008, for $100 million matured on August 1, 2010, reducing the total notional amount of swapped debt to $350 million as of that date. The interest rate swap transaction that the Company entered into with BBT on October 14, 2008, for $25 million and was scheduled to mature on October 17, 2010, was terminated at the Company’s request on September 16, 2010, reducing the total notional amount of swapped debt to $325 million as of that date. The swap transactions have been designated as cash flow hedges with interest payments designed to offset the interest payments for borrowings under the Credit Facility that correspond to notional amounts of the swaps. The fair values of the Company’s outstanding hedges are recorded as a liability on the accompanying Condensed Consolidated Balance Sheets at September 30, 2010, and December 31, 2009. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative instrument is recorded as a component of “Accumulated other comprehensive loss” and any ineffectiveness is recognized in earnings in the period of ineffectiveness. The change in the fair value of the $25 million interest rate swap contract, which was terminated by the Company on September 16, 2010, was deemed to be ineffective as of the termination date. The Company recognized $0.1 million in “Interest expense” for the three and nine months ended September 30, 2010, as a result of the hedge ineffectiveness. As of September 30, 2010, the Company’s remaining hedging instruments have been deemed to be highly effective. The tables below represent the effect the Company’s derivative financial instruments had on its condensed consolidated financial statements (in thousands):

	Fair Value of Derivative, Recorded as Payable		Fair Value of Derivative, Tax Effect		Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative, net of tax
Derivative Designated as Hedging Instrument	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Interest rate swap contracts	$6,680	$13,053	$2,585	$5,091	$4,095	$7,962

	Location and Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
Derivative Designated as Hedging Instrument	Three months ended September 30, 2010		Three months ended September 30, 2009		Nine months ended September 30, 2010		Nine months ended September 30, 2009
Interest rate swap contracts	Interest expense	$65	Interest expense	$—	Interest expense	$65	Interest expense	$—

	Location of and Amount Recorded as Payable to Counterparties
Derivative Designated as Hedging Instrument	September 30, 2010		December 31, 2009
Interest rate swap contracts	Other current liabilities	$4,973	Other current liabilities	$4,140
Interest rate swap contracts	Other liabilities	1,707	Other liabilities	8,913

NOTE 7 – FAIR VALUE MEASUREMENTS

The Company uses the fair value hierarchy, which prioritizes the inputs used to measure the fair value of certain of its financial instruments. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company uses the income and market approaches to determine the fair value of its assets and liabilities. The three levels of the fair value hierarchy are set forth below:

•	Level 1 – Observable inputs that reflect quoted prices in active markets.

•	Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.

•	Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions.

6 3/4% Exchangeable Senior Notes:

The carrying amount of the Company’s 6 3/4% Exchangeable Senior Notes is included in “Current portion of long-term debt” on the accompanying Condensed Consolidated Balance Sheets. The estimated fair values of the Company’s 6 3/4% Exchangeable Senior Notes, which are determined by reference to quoted market prices (Level 1), are included in the table below (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Obligations under 6 3/4% Exchangeable Senior Notes	$100,156	$144,590	$100,718	$119,273

Interest rate swap contracts:

The fair values of the Company’s outstanding interest rate swap contracts are included in “Other current liabilities” and “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The fair value of the interest rate swap contracts are based on the discounted net present value of the swap using third party quotes (Level 2). Changes in fair market value are recorded in other comprehensive income (loss), and changes resulting from ineffectiveness are recorded in current earnings. The fair value of the Company’s interest rate contracts is included in the tables below (in thousands):

	September 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative contracts	$—	$(6,680)	$—	$(6,680)

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative contracts	$—	$(13,053)	$—	$(13,053)

Asset-based revolving credit facility:

The Company has determined that the estimated fair value of its asset-based revolving credit facility approximates the carrying amount of $325 million and $678.8 million at September 30, 2010, and December 31, 2009, respectively, which are included in “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets. These valuations were determined by consulting investment bankers, the Company’s observations of the value tendered by counterparties moving into and out of the facility and an analysis of the changes in credit spreads for comparable companies in the industry (Level 2).

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Unrealized losses from interest rate swap contracts that qualify as cash flow hedges are included in “Accumulated other comprehensive loss” on the accompanying Condensed Consolidated Balance Sheets. The adjustment to “Accumulated other comprehensive loss” for the three months ended September 30, 2010, totaled $2.2 million with a corresponding tax liability of $0.8 million resulting in a net of tax effect of $1.4 million. The adjustment to “Accumulated other comprehensive loss” for the nine months ended September 30, 2010, totaled $6.4 million with a corresponding tax liability of $2.5 million resulting in a net of tax effect of $3.9 million. During the three months ended September 30, 2010, $0.1 million was reclassified from “Accumulated other comprehensive loss” into earnings due to the ineffectiveness of an interest rate swap contract which was terminated on September 16, 2010 (see Note 6). Changes in “Accumulated other comprehensive loss” for the nine months ended September 30, 2010, consisted of the following (in thousands):

Unrealized Gains/(Losses) on Cash Flow Hedges
Balance at December 31, 2009:	$(7,962)
Period change	3,867

Balance at September 30, 2010:	$(4,095)

Comprehensive income for the three and nine months ended September 30, 2010, was $117.9 million and $317.5 million, respectively. Comprehensive income for the three and nine months ended September 30, 2009, was $89.4 million and $237.7 million, respectively.

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

Stock options:

The Company’s employee stock-based incentive plan provides for the granting of stock options for the purchase of common stock of the Company to directors and certain key employees of the Company. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Director options granted under the plan expire after seven years and are fully vested after six months. Employee options granted under the plan expire after ten years and typically vest 25% a year over four years. The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. The following table summarizes the stock option activity during the first nine months of 2010:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2009	9,929,879	$26.57
Granted	1,169,125	44.75
Exercised	(1,696,886)	24.28
Forfeited	(549,477)	31.91

Outstanding at September 30, 2010	8,852,641	29.07

Exercisable at September 30, 2010	4,750,854	$25.16

The Company recognized stock option compensation costs of approximately $3.8 million and $11.3 million for the three and nine months ended September 30, 2010, respectively, and recognized a corresponding income tax benefit of approximately $1.5 million and $4.3 million for the three and nine months ended September 30, 2010, respectively. The Company recognized stock option compensation costs of approximately $3.3 million and $10.2 million for the three and nine months ended September 30, 2009, respectively, and recognized a corresponding income tax benefit of approximately $1.3 million and $4.0 million for the three and nine months ended September 30, 2009, respectively.

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

The following weighted-average assumptions were used for grants issued in the nine months ended September 30, 2010 and 2009:

	2010	2009
Risk free interest rate	1.8%	2.0%
Expected life	4.3 Years	4.7 Years
Expected volatility	34.0%	32.8%
Expected dividend yield	0%	0%

The weighted-average grant-date fair value of options granted during the first nine months of 2010 was $13.58 compared to a weighted-average grant-date fair value of $10.92 for the first nine months of 2009. The remaining unrecognized compensation cost related to unvested awards at September 30, 2010, was $36.9 million, and the weighted-average period of time over which this cost will be recognized is 2.6 years.

Other employee benefit plans:

The Company sponsors other share-based employee benefit plans including a contributory profit sharing and savings plan that covers substantially all employees, an employee stock purchase plan which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value and a performance incentive plan under which the Company’s senior management is awarded shares of restricted stock that vest equally over a three-year period. Compensation expense recognized under these plans is measured based on the market price of the Company’s common stock on the date of award and is recorded over the vesting period. During the three and nine months ended September 30, 2010, the Company recorded approximately $0.5 million and $1.5 million of compensation cost for benefits provided under these plans and a corresponding income tax benefit of approximately $0.2 million and $0.6 million, respectively. During the three and nine months ended September 30, 2009, the Company recorded approximately $2.7 million and $7.6 million of compensation cost for benefits provided under these plans and a corresponding income tax benefit of approximately $1.1 million and $3.0 million, respectively.

NOTE 10 – INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share for the three and nine months ended September 30, (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator (basic and diluted):
Net income	$116,542	$87,225	$313,613	$235,575
Denominator:
Denominator for basic income per common share-weighted-average shares	138,831	136,774	138,219	135,869
Effect of stock options and restricted shares	2,236	1,764	2,192	1,573
Effect of Exchangeable Notes	639	166	463	—

Denominator for diluted income per common share- adjusted weighted-average shares and assumed conversion	141,706	138,704	140,874	137,442

Basic net income per common share	$0.84	$0.64	$2.27	$1.73

Net income per common share-assuming dilution	$0.82	$0.63	$2.23	$1.71

Incremental net shares for the exchange feature of the Notes, (see Note 4), were included in the diluted earnings per share calculation for the three and nine months ended September 30, 2010, and for the three months ended September 30, 2009; however, the incremental net shares for the exchange feature of the Notes were not included in the diluted earnings per share calculation for the nine months ended September 30, 2009, as the impact of the Notes would have been antidilutive.

For the three and nine months ended September 30, 2010, the Company did not include in the computation of diluted earnings per share approximately 1.0 million and 1.5 million shares, respectively. For the three and nine months ended September 30, 2009, the Company did not include in the computation of diluted earnings per share approximately 0.1 million and 1.6 million shares, respectively. These shares represent underlying stock options not included in the computation of diluted earnings per share because inclusion of such shares would have been antidilutive.

NOTE 11 – LEGAL MATTERS

O’Reilly Litigation:

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

CSK Pre-Acquisition Matters – Governmental Investigations and Actions:

As previously reported, the pre-acquisition Securities and Exchange Commission (“SEC”) investigation of CSK, which commenced in 2006, was settled in May 2009 by administrative order without fines, disgorgement or other financial remedies. The Department of Justice (“DOJ”)’s criminal investigation into these same matters as previously disclosed is near a conclusion and is described more fully below. In addition, the previously reported SEC complaint against three (3) former employees of CSK for alleged conduct related to CSK’s historical accounting practices remains ongoing. The action filed by the SEC on July 22, 2009, against Maynard L. Jenkins, the former chief executive officer of CSK seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, as previously reported, also continues. The previously reported DOJ criminal complaint against Don Watson, the former Chief Financial Officer of CSK, remains ongoing with trial set to commence on or about June 5, 2011.

With respect to the ongoing DOJ investigation into CSK’s pre-acquisition accounting practices as referenced above, as previously disclosed, attorneys from the DOJ indicated that as a result of conduct alleged against the former employees, as set forth in the pleadings in United States vs. Fraser, et. al., U.S. District Court, District of Arizona; Case No: 2:09-cr-00372-SRB, the DOJ believes criminal charges against CSK are appropriate. O’Reilly has continued to cooperate with and engage in discussions with the DOJ, as previously disclosed, to resolve the pre-acquisition accounting issues related to CSK arising from the conduct of its former employees as referenced above. O’Reilly and the DOJ have now agreed in principle, subject to final documentation, to resolve the DOJ investigation of CSK’s legacy pre-acquisition accounting practices. Based upon the agreement in principle for a final settlement, O’Reilly has recorded an additional charge of $5.9 million in the third quarter of 2010 to increase its accrual in anticipation of the DOJ, CSK and O’Reilly executing a Non-Prosecution Agreement and paying a one-time monetary penalty of $20.9 million dollars. The Company’s total reserve related to the DOJ investigation of CSK was $21.4 million as of September 30, 2010, which relates to the amount of the monetary penalty and associated legal costs.

Notwithstanding the agreement in principle with the DOJ, several of CSK’s former directors or officers and current or former employees have been or may be interviewed or deposed as part of criminal, administrative and civil investigations and lawsuits. As described above, certain former employees of CSK are the subject of civil and criminal litigation commenced by the government. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK has certain obligations to indemnify these persons and O’Reilly is currently incurring legal fees on behalf of these persons in relation to pending matters. Some of these indemnification obligations and other related costs may not be covered by CSK’s insurance policies.

As a result of the CSK acquisition, O’Reilly expects to continue to incur ongoing legal fees related to the indemnity obligations related to the litigation that has commenced by the DOJ and SEC of CSK’s former employees. O’Reilly has a remaining reserve, with respect to such indemnification obligations, of $18.8 million as of September 30, 2010, which was primarily recorded as an assumed liability in the Company’s allocation of the purchase price of CSK.

The foregoing governmental investigations and indemnification matters are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by an ultimate unfavorable resolution of such matters, depending, in part, upon the results of operations or cash flows for such period. However, at this time, management believes that the ultimate outcome of all of such regulatory proceedings and other matters that are pending, after consideration of applicable reserves and potentially available insurance coverage benefits not contemplated in recorded reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

With the exception of any pronouncements stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, that are of material significance, or have potential material significance, to the Company.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Subtopic 820-10, requiring additional disclosures regarding fair value measurements such as transfers in and out of Levels 1 and 2, as well as separate disclosures about activity relating to Level 3 measurements. ASU 2010-06 clarifies existing disclosure requirements related to the level of disaggregation and input valuation techniques. The updated guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual periods beginning after December 15, 2010. The application of this guidance affects disclosures only and therefore, did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In May 2009, the FASB issued FASB Accounting Standards Codification 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim or fiscal periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 beginning with its condensed consolidated financial statements for the quarter ended June 30, 2009. On February 24, 2010, the FASB issued Accounting Standards Update No 2010-09 Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which was effective immediately. The ASU amended FASB ASC 855, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The amendments that are specifically relevant include the requirement that SEC filers evaluate subsequent events through the date the financial statements are issued, and the exemption of SEC filers from disclosing the date through which subsequent events have been evaluated. The Company adopted the provisions of ASU 2010-09 beginning with its condensed consolidated financial statements for the quarter ended March, 31, 2010. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, which include the topics bulleted below:

•	an overview of the key drivers of the automotive aftermarket;

•	our results of operations for the third quarters and nine-month periods ended September 30, 2010 and 2009;

•	our liquidity and capital resources;

•	any contractual obligations to which we are committed;

•	our critical accounting policies and estimates;

•	the inflation and seasonality of our business;

•	new accounting standards that affect our company; and

•	recent events and developments that could affect our company.

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

OVERVIEW

We are one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (“DIY”) customers and professional installers. At September 30, 2010, we operated 3,536 stores in 38 states. The table below depicts our store activity from December 31, 2009, through September 30, 2010:

	Store Count by Brand
	O’Reilly	Checker	Schuck’s	Kragen	Total
December 31, 2009	2,533	321	75	492	3,421
New	121	—	—	—	121
Converted	580	(170)	(75)	(335)	—
Closed	(2)	—	—	(4)	(6)

September 30, 2010	3,232	151	—	153	3,536

Our stores carry an extensive product line, including the products bulleted below:

•	new and remanufactured automotive hard parts, such as alternators, starters, fuel pumps, water pumps, brake system components, batteries, belts, hoses, chassis parts and engine parts;

•	maintenance items, such as oil, antifreeze, fluids, filters, wiper blades, lighting, engine additives and appearance products; and

•	accessories, such as floor mats, seat covers and truck accessories.

Many of our stores offer enhanced services and programs to our customers, including those bulleted below:

•	used oil and battery recycling

•	battery diagnostic testing

•	electrical and module testing

•	loaner tool program

•	drum and rotor resurfacing

•	custom hydraulic hoses

•	professional paint shop mixing and related materials

•	machine shops

Our strategy continues to be the opening of new stores to achieve greater penetration in existing markets and expansion into new, contiguous markets. We plan to open approximately 150 new stores in 2010, and approximately 170 new stores in 2011. We typically open new stores either by (i) constructing a new store at a site we purchase or lease and stocking the new store with fixtures and inventory, (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store, or (iii) purchasing multi-store chains. We believe that our dual market strategy of targeting both the do-it-yourself retail customer and commercial installer positions the Company extremely well to take advantage of growth in the automotive aftermarket business. We believe our investment in store growth will be funded with the cash flows generated by our existing operations.

We believe that the number of U.S. miles driven, new light vehicle sales, number of U.S. registered vehicles, average vehicle age, unperformed maintenance and product quality differentiation are key drivers of current and future demand of products sold within the automotive aftermarket.

Number of miles driven:

Total miles driven in the U.S., along with changes in the average age of vehicles on the road, heavily influence the demand for the repair and maintenance products we sell. Historically, the long-term trend in the total miles driven in the U.S. has steadily increased. According to the Department of Transportation, between 1999 and 2007, the total number of miles driven in the U.S. increased at an average annual rate of approximately 1.6%. In 2008, however, difficult macroeconomic conditions and record high gas prices during the first half of the year led to a decrease in the number of miles driven and in 2009, miles driven remained relatively flat. During the first eight months of 2010, miles driven in the United States increased by 0.4%. We believe this slight increase is a result of stabilization of the economy, unemployment and gas prices. Miles driven in the U.S. has increased each month since March and, as the U.S. economy recovers, we believe that annual miles driven will return to historical growth rates and continue to increase the demand for our products.

New light vehicle sales:

As a result of the difficult macroeconomic environment in the U.S., beginning in 2008 the number of light vehicle purchases declined sharply. The Automotive Aftermarket Industry Association (“AAIA”) estimates that new car sales in the U.S. decreased 4.7% between 1999 and 2007 for the light vehicle market; however, sales for the same market decreased by 18.5% in 2008 and 21.2% in 2009. We believe that consumers will continue to defer the purchase of new vehicles and choose to keep their vehicles longer and drive them at higher miles, continuing the trend of an aging vehicle population.

Average vehicle age of registered vehicles:

As reported by the AAIA, the average age of the U.S. vehicle population increased over the past decade from 9.1 years for passenger cars and 8.5 years for light trucks in 1999 to 10.6 and 9.6 years in 2009, respectively. We believe this increase in average age can be attributed to better engineered and built vehicles, which can be reliably driven at higher miles due to better quality power trains, and interiors and exteriors, the decrease in new car sales over the past two years and consumers’ willingness to invest in maintaining their higher-mileage, better built vehicles. As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles which are outside of manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for our products as they go through more routine maintenance cycles, have more frequent mechanical failures which require replacement parts such as brakes, belts, hoses, batteries and filters and generally require more maintenance than newer vehicles would require.

Unperformed maintenance:

According to estimates compiled by the Automotive Aftermarket Suppliers Association, the annual amount of unperformed or underperformed maintenance in the U.S. totaled $50 billion for 2008. This metric represents the degree to which routine vehicle maintenance recommended by the manufacturer is not being performed. Consumer decisions to avoid or defer maintenance affect demand for our products and the total amount of unperformed maintenance represents potential future demand. We believe that challenging macroeconomic conditions in 2008, continuing into 2009 and 2010, contributed to the amount of unperformed maintenance; however, with the reduced number of new car sales, we believe the amount of underperformed maintenance is decreasing as people place a higher focus on maintaining their current vehicle, with the expectation of keeping the vehicle longer than they would have in a better macroeconomic environment.

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

RESULTS OF OPERATIONS

Sales:

Sales increased $168 million, or 13% from $1.26 billion in the third quarter of 2009, to $1.43 billion in the third quarter of 2010. Sales for the first nine months of 2010 were $4.09 billion, an increase of $414 million or 11% over sales of $3.67 billion for the first nine months of 2009. The following table presents the components of the increase in sales for the three and nine months ended September 30, 2010:

	Increase in Sales For Three Months Ended September 30, 2010, Compared to the Same Period in 2009	Increase in Sales For Nine Months Ended September 30, 2010, Compared to the Same Period in 2009
	(in millions)
Comparable store sales	$136	$311
Stores opened throughout 2009, excluding stores open at least one year that are included in comparable store sales	9	55
Sales of stores opened throughout 2010	21	42
Non-store sales including machinery, sales to independent parts stores and team members	2	6

Total increase in sales	$168	$414

Comparable store sales for stores open at least one year increased 11.1% and 8.6% for the three and nine months ended September 30, 2010, respectively. Comparable store sales for stores open at least one year increased 5.3% and 5.2% for the three and nine months ended September 30, 2009, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to team members and sales during the one to two week period certain CSK branded stores were closed for conversion.

We believe the increase in sales achieved by our stores are the result of superior inventory availability, a broader selection of products offered in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of most stores, compensation programs for all store team members that provide incentives for performance and continued focus on serving professional installers. The improvement in comparable store sales during the quarter was driven by both increased transaction counts and higher average ticket values. We believe that the increase in transaction counts is a result of the customer’s focus on better maintaining their current vehicles as they defer purchases of new vehicles, stabilization of the economy and gas prices and extreme weather across most of our markets. The improvement in average ticket value is primarily the result of a larger percentage of sales derived from the higher priced hard part categories.

Store growth:

We opened 48 stores during the three months ended September 30, 2010. At September 30, 2010, we operated 3,536 stores compared to 3,415 stores at September 30, 2009. We anticipate total new store growth to be 150 net new stores in 2010. This growth is below our historical number of new store openings due to the resources we have directed toward the CSK integration, however we anticipate new store growth to accelerate to approximately 170 stores in 2011.

Gross profit:

Gross profit increased $82 million, or 14% from $611 million (or 48.5% of sales) in the third quarter of 2009 to $693 million (or 48.6% of sales) in the third quarter of 2010. Gross profit increased $227 million, or 13%, from $1.76 billion (or 47.8% of sales) for the nine months ended September 30, 2009, to $1.98 billion (or 48.6% of sales) for the nine months ended September 30, 2010. The increase in gross profit dollars was primarily a result of the increase in sales from new stores and the increase in comparable store sales at existing stores. The increase in gross profit as a percentage of sales was the result of decreased inventory shrinkage at converted CSK stores, improved product mix and lower product acquisition costs, partially offset by the impact of increased commercial sales and reduced leverage on the expanded number of distribution centers. The decrease in shrinkage at converted CSK stores is the result of the more robust O’Reilly point of sale system (“POS”), which is installed in the CSK stores as they convert to the O’Reilly distribution systems. The O’Reilly POS provides managers with better tools to track and control inventory resulting in improved shrinkage. The improvement in product mix is primarily driven by increased sales in the hard part categories, which typically generate a higher gross margin than other categories. Increasing hard part sales are the result of strong consumer demand and our enhanced and more comprehensive inventory levels in the hard part categories in the CSK stores, including the O’Reilly private label products, supported by a more extensive and robust distribution network. Lower product acquisition costs are derived from improved negotiating leverage with our vendors as the result of large purchase volume increases associated with the acquisition of CSK. Commercial sales are growing at a faster rate than DIY sales as a result of the enhanced distribution model in our western markets, which supports the implementation of our dual market strategy in these areas. These commercial sales, which typically carry a lower gross margin percentage than DIY sales, create pressure on our gross margin percentages and we would expect to see pressure on gross margin as a percentage of sales in the fourth quarter of 2010 as commercial sales are expected to grow at a faster rate than DIY sales. The reduced leverage on distribution center costs is the result of the additional distribution centers, which have been opened in conjunction with the CSK integration plan. New team members in the distribution centers are not yet fully proficient with distribution operations, resulting in inefficiencies.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) increased $27 million, or 6%, from $461 million (or 36.7% of sales) in the third quarter of 2009 to $488 million (or 34.3% of sales) in the third quarter of 2010. SG&A increased $70 million, or 5%, from $1.34 billion (or 36.6% of sales) for the nine months ended September 30, 2009, to $1.41 billion (or 34.6% of sales) for the nine months ended September 30, 2010. The decrease in SG&A as a percentage of sales was primarily attributable to increased leverage of store expenses on higher comparable store sales levels. The increase in total SG&A dollars is primarily the result of additional employees and facilities to support our increased store count as well as increased incentive compensation for team members resulting from strong comparable store sales.

Operating income:

The $5.9 million charge to operating income in the third quarter of 2010 is related to the ongoing, legacy DOJ investigation of CSK (see Note 11 – Legal Matters to the Condensed Consolidated Financial Statements). As previously disclosed, prior to O’Reilly’s acquisition of CSK in July of 2008, the DOJ began an investigation of CSK relating to CSK’s historical accounting practices. O’Reilly and the DOJ have now agreed in principle, subject to final documentation, to resolve the DOJ investigation of CSK’s legacy accounting practices. Based upon the agreement in principle for a final settlement, the Company has recorded an additional charge of $5.9 million in the third quarter of 2010 to increase its accrual in anticipation of the DOJ, CSK and O’Reilly executing a Non-Prosecution Agreement and the Company paying a one-time monetary penalty of $20.9 million to the DOJ.

As a result of the impacts discussed above, operating income for the third quarter of 2010 increased $50 million from $149 million (or 11.9% of sales) in 2009 to $199 million (or 14.0% of sales) in 2010, representing an increase of 33%. Operating income for the nine months ended September 30, 2010, increased $137 million from $412 million (or 11.2% of sales) in 2009 to $549 million (or 13.4% of sales) in 2010, representing an increase of 33%.

Interest expense:

Interest expense decreased $1 million from $11 million (or 1.0% of sales) during the third quarter of 2009 to $10 million (or 1.0% of sales) in the third quarter of 2010. Interest expense decreased $2 million, from $34 million (or 1.0% of sales) during the nine months ended September 30, 2009, to $32 million (or 1.0% of sales) during the nine months ended September 30, 2010. The decrease in interest expense for the three and nine months ended September 30, 2010, is primarily due to a decreased level of outstanding borrowings under our asset-based revolving credit facility (the “Credit Facility”) in the current periods as compared to the same periods one year ago.

Income taxes:

Our provision for income taxes increased $22 million to $74 million for the third quarter of 2010 compared to $52 million for the same period in 2009. Our provision for income taxes increased $62 million to $207 million for the nine months ended September 30, 2010, compared to $145 million for the same period in 2009. The increase in our provision for income taxes is primarily due to the increase in taxable income. Our effective tax rate was 38.7% of income before income taxes for the third quarter of 2010 versus 37.4% for the same period in 2009. Our effective tax rate was 39.7% of income before income taxes for the nine months ended September 30, 2010, versus 38.2% for the same period in 2009. The increase in the effective tax rate is the result of the charge related to the CSK DOJ investigation of $5.9 million and $20.9 million for the three and nine months ended September 30, 2010, respectively, which is not expected to be deductible for tax purposes.

Net income:

As a result of the impacts discussed above, net income for the third quarter of 2010 increased $30 million from $87 million (or 6.9% of sales) in 2009 to $117 million (or 8.2% of sales) in 2010, representing an increase of 34%. Net income for the nine months ended September 30, 2010, increased $78 million from $236 million (or 6.4% of sales) in 2009 to $314 million (or 7.7% of sales) in 2010, representing an increase of 33%.

Earnings per share:

Our diluted earnings per common share for the third quarter of 2010 increased 30% to $0.82 on 142 million shares compared to $0.63 for the third quarter of 2009 on 139 million shares. Diluted earnings per common share for the nine months ended September 30, 2010, increased 30% to $2.23 on 141 million shares compared to $1.71 for the same period in 2009 on 137 million shares. Our third quarter and year-to-date results include a charge related to the ongoing, legacy DOJ investigation of CSK as discussed above. Adjusted operating income, excluding the impact of the charge related to the DOJ investigation of CSK discussed above, increased 37% to $205 million (or 14.4% of sales) during the third quarter ended September 30, 2010, from $149 million (of 11.9% of sales) for the third quarter of 2009. Adjusted operating income, excluding the impact of the charge related to the DOJ investigation of CSK discussed above, increased 38% to $570 million (or 13.9% of sales) for the first nine months of 2010, from $412 million (or 11.2% of sales) for the same period in 2009. Adjusted diluted earnings per common share, excluding the impact of the charge related to the DOJ investigation of CSK discussed above, increased 37% to $0.86 for the third quarter ended September 30, 2010, from $0.63 for the third quarter of 2009. Adjusted diluted earnings per common share, excluding the impact of the charge related to the DOJ investigation of CSK discussed above, increased 39% to $2.37 for the first nine months of 2010, from $1.71 for the same period in 2009. The table below outlines the impact of the charge for the three and nine months ended September 30, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
GAAP operating income	$199,031	$149,196	$548,640	$412,207
Accrual of legacy CSK DOJ investigation charge	5,900	—	20,900	—

Non-GAAP adjusted operating income	$204,931	$149,196	$569,540	$412,207

GAAP operating margin	14.0%	11.9%	13.4%	11.2%
Accrual of legacy CSK DOJ investigation charge	0.4%	—	0.5%	—

Non-GAAP adjusted operating margin	14.4%	11.9%	13.9%	11.2%

GAAP net income	$116,542	$87,225	$313,613	$235,575
Accrual of legacy CSK DOJ investigation charge	5,900	—	20,900	—

Non-GAAP adjusted net income	$122,442	$87,225	$334,513	$235,575

GAAP diluted net income per common share	$0.82	$0.63	$2.23	$1.71
Accrual of legacy CSK DOJ investigation charge	0.04	—	0.14	—

Non-GAAP adjusted diluted net income per common share	$0.86	$0.63	$2.37	$1.71

Adjusted weighted-average common shares outstanding – assuming dilution	141,706	138,704	140,874	137,442

The adjustments to operating income, net income and earnings per share in the above paragraph and table present certain financial information not derived in accordance with United States generally accepted accounting principles (“GAAP”). We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of adjusted operating income, net income and earnings per share excluding the impact of the charges related to the DOJ investigation of CSK provides meaningful supplemental information to both management and investors that is indicative of the Company’s core operations. Management excludes these items in judging our performance and believes this non-GAAP information is useful to understanding the recurring factors and trends affecting our business. The material limitation of these non-GAAP measures is that such measures are not reflective of actual GAAP amounts. We compensate for this limitation by presenting, in the table above, the accompanying reconciliation to the most directly comparable GAAP measures.

LIQUIDITY

Operating activities:

Net cash provided by operating activities increased from $289 million for the first nine months of 2009 to $593 million for the first nine months of 2010. The increase in cash provided by operating activities is primarily due to an increase in net income (adjusted for the effect of non-cash depreciation and amortization charges, stock compensation charges and deferred income taxes), and a significant decrease in net inventory investment as compared to the same period in 2009. Net inventory investment reflects our investment in inventory net of the amount of accounts payable to vendors. During the first nine months of 2009, we made significant improvements to the depth and breadth of the inventories in the acquired CSK stores as part of our conversion and integration plan. While we continue to invest in and refine the inventory levels in these acquired stores, the incremental net inventory investment during the current period was significantly lower than the comparable period in 2009.

Investing activities:

Net cash used in investing activities decreased from $315 million during the first nine months of 2009 to $275 million for the comparable period in 2010. The decrease in cash used in investing activities is primarily due to a decrease in capital expenditures in association with the integration of CSK compared to the same period in 2009. Capital expenditures related to the acquisition of CSK include the purchase of properties for future distribution centers and costs associated with the conversion of CSK stores to the O’Reilly Brand. A larger portion of the capital expenditures related to distribution system expansion occurred in the first nine months of 2009, as we acquired property and continued construction on four new distribution centers, versus the same period in 2010.

Financing activities:

Net cash used in financing activities was $302 million in the first nine months of 2010, compared to net cash provided by financing activities of $24 million during the same period in 2009. The increase in cash used in financing activities is driven by the increase in net repayments of outstanding borrowings on our Credit Facility. The repayments were funded by increased cash provided by operating activities as well as decreased capital expenditures compared to the same period last year. For 2010, our focus has been to use available cash on hand to reduce the outstanding borrowings on our Credit Facility.

CAPITAL RESOURCES

On July 11, 2008, in connection with the acquisition of CSK, we entered into a credit agreement for a five-year $1.2 billion asset-based revolving credit facility arranged by Bank of America, N.A. (“BA”). The Credit Facility is comprised of a five-year $1.075 billion tranche A revolving credit facility (“tranche A revolver”) and a five-year $125 million first-in-last-out revolving credit facility (“FILO tranche”), both of which mature on July 10, 2013. The terms of the Credit Facility grant us the right to terminate the FILO tranche upon meeting certain requirements, including no events of default and aggregate projected availability under the Credit Facility. During the third quarter ended September 30, 2010, we, upon meeting all requirements to do so, elected to exercise our right to terminate the FILO tranche. As of September 30, 2010, the amount of the borrowing base available under the Credit Facility was $1.072 billion, of which we had outstanding borrowings of $325 million. As of December 31, 2009, the amount of the borrowing base available under the Credit Facility was $1.196 billion, of which we had outstanding borrowings of $678.8 million. The available borrowings under the Credit Facility are also reduced by stand-by letters of credit issued by us primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. As of September 30, 2010, we had stand-by letters of credit outstanding of $72.9 million and the aggregate availability for additional borrowings under the Credit Facility was $673.7 million. As of December 31, 2009, we had stand-by letters of credit outstanding in the amount of $72.3 million and the aggregate availability for additional borrowings under the Credit Facility was $445.2 million. As part of the Credit Facility, we have pledged substantially all of our assets as collateral and are subject to an ongoing consolidated leverage ratio covenant, with which we complied on September 30, 2010.

During the first nine months of 2010, borrowings under the tranche A revolver bore interest, at our option, at a rate equal to either a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate is equal to the higher of the prime lending rate established by BA from time to time or the federal funds effective rate as in effect from time to time plus 0.50%. Fees related to unused capacity under the Credit Facility are assessed at a rate of 0.50% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity. In addition, we pay customary letter of credit fees and other administrative fees in respect to the Credit Facility. Due to the decreased level of borrowings under our Credit Facility during the third quarter of 2010, effective as of October 1, 2010, borrowings under the tranche A revolver will bear interest, at our option, at a rate equal to either a base rate plus 1.00% per annum or LIBOR plus 2.00% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds.

On July 24, 2008, October 14, 2008, and January 21, 2010, we entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), BA, SunTrust Bank (“SunTrust”) and/or Barclays Capital (“Barclays”). We entered into these interest rate swap transactions to mitigate the risk associated with our floating interest rate based on LIBOR on an aggregate of $450 million of our debt that was outstanding under our Credit Facility. The interest rate swap transaction we entered into with BBT on July 24, 2008, was for $100 million and matured on August 1, 2010, bringing the total notional amount of swapped debt to $350 million as of that date. The interest rate swap transaction that we entered into with BBT on October 14, 2008, for $25 million, was scheduled to mature on October 17, 2010. This swap was terminated at our request on September 16, 2010, reducing the total notional amount of swapped debt to $325 million as of that date. The interest rate swap transactions we entered into with BBT, BA and SunTrust on October 14, 2008, for a total of $75 million matured on October 17, 2010, bringing the total notional amount of swapped debt to $250 million as of that date. We are required to make certain monthly fixed rate payments calculated on the notional amounts, while the applicable counterparty is obligated to make certain monthly floating rate payments to us referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of our debt.

On July 11, 2008, we agreed to become a guarantor, on a subordinated basis, of the $100 million principal amount of 6 3/4% Exchangeable Senior Notes due 2025 (the “Notes”) originally issued by CSK. The Notes are exchangeable, under certain circumstances, into cash and shares of our common stock. The Notes bear interest at 6.75% per year until December 15, 2010, and 6.50% until maturity on December 15, 2025. Prior to their stated maturity, the Notes are exchangeable by the holders only under the following circumstances (as more fully described in the indentures under which the Notes were issued):

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

On July 1, 2010, the Notes became exchangeable at the option of the holders and remained exchangeable through September 30, 2010, the last trading day in our third quarter, as provided for in the indentures governing the Notes. The Notes became exchangeable as our common stock closed at or above 130% of the Exchange Price (as defined in the indentures governing the Notes) for 20 trading days within the 30 consecutive trading day period ending on June 30, 2010. As a result, during the exchange period commencing July 1, 2010, and continuing through and including September 30, 2010, for each $1,000 principal amount of the Notes held, holders of the Notes could, if they elected, surrender their Notes for exchange. If the Notes were exchanged, we would deliver cash equal to the lesser of the aggregate principal amount of Notes to be exchanged and our total exchange obligation and, in the event our total exchange obligation exceeded the aggregate principal amount of Notes to be exchanged, shares of our common stock in respect of that excess. The total exchange obligation reflects the exchange rate whereby each $1,000 in principal amount of the Notes is exchangeable into an equivalent value of approximately 25.97 shares of our common stock and approximately $60.61 in cash. On September 28, 2010, certain holders of the Notes delivered notice to the exchange agent to exercise their right to exchange $11 million of the principal amount of the Notes. The Cash Settlement Averaging Period (as defined in the indentures governing the Notes) ended on October 27, 2010, and on October 29, 2010, we delivered $11 million in cash, which represented the principal amount of the Notes exchanged and the value of partial shares, and 92,855 shares of our common stock to the exchange agent in settlement of the exchange obligation. Concurrently, we retired the $11 million principal amount of the exchanged Notes. On October 1, 2010, the Notes again became exchangeable at the option of the holders and will remain exchangeable through December 31, 2010, the last trading day of our fourth quarter, as provided for in the indentures governing the Notes. We intend to redeem the Notes in December 2010, and plan to fund the redemption with available borrowings under our Credit Facility.

During the three and nine months ended September 30, 2010, we opened 48 and 121 new stores, respectively. We plan to open approximately 29 additional stores during the remainder of 2010. The funds required for such planned expansions are expected to be provided by cash generated from operating activities.

CONTRACTUAL OBLIGATIONS

At September 30, 2010, we had long-term debt with maturities of less than one year of $105 million and long-term debt with maturities greater than one year of $327 million, representing a total decrease in all outstanding debt of $359 million from December 31, 2009.

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

NEW ACCOUNTING PRONOUNCEMENTS

With the exception of any pronouncements stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, that are of material significance, or have potential material significance, to us.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Subtopic 820-10, requiring additional disclosures regarding fair value measurements such as transfers in and out of Levels 1 and 2, as well as separate disclosures about activity relating to Level 3 measurements. ASU 2010-06 clarifies existing disclosure requirements related to the level of disaggregation and input valuation techniques. The updated guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual periods beginning after December 15, 2010. The application of this guidance affects disclosures only, and therefore did not have an impact on our consolidated financial condition, results of operations or cash flows.

In May 2009, the FASB issued FASB Accounting Standards Codification 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim or fiscal periods ending after June 15, 2009. We adopted the provisions of ASC 855 beginning with our condensed consolidated financial statements for the quarter ended June 30, 2009. On February 24, 2010, the FASB issued Accounting Standards Update No. 2010-09 Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which was effective immediately. The ASU amended FASB ASC 855, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The amendments that are specifically relevant include the requirement that SEC filers evaluate subsequent events through the date the financial statements are issued, and the exemption of SEC filers from disclosing the date through which subsequent events have been evaluated. We adopted the provisions of ASU 2010-09 beginning with our condensed consolidated financial statements for the quarter ended March, 31, 2010. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on our financial position, results of operations or cash flows.

RECENT EVENTS AND DEVELOPMENTS

In March of 2010, the President of the United States of America signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Acts”). The provisions of the Acts are not expected to have a significant impact to our consolidated financial statements in the short-term. However, the potential long-term impacts of the Acts to our business and consolidated financial statements, while currently uncertain, are being evaluated by management. We will continue to assess how the Acts apply to us, their effect on our business and how we plan to best meet the stated requirements.

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

We are subject to interest rate risk to the extent we borrow against our credit facilities with variable interest rates. We have interest rate exposure with respect to the $325 million outstanding balance on our variable interest rate debt at September 30, 2010; however, from time to time, we have entered into interest rate swaps to reduce this exposure. On July 24, 2008, October 14, 2008, and January 21, 2010, we reduced our exposure to changes in interest rates by entering into interest rate swap contracts (“the swaps”) with a total notional amount of $325 million. The swaps represent contracts to exchange a floating rate for fixed interest payments periodically over the life of the swap agreement. The notional amount of the swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The swaps have been designated as cash flow hedges. All of the $325 million outstanding balance on our variable interest rate debt was covered by the swaps at September 30, 2010. In the event of an adverse change in interest rates and to the extent that we have amounts outstanding under our asset-based credit facility that are not covered by the swaps, management would likely take further actions that would seek to mitigate our exposure to interest rate risk.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ending September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

O’Reilly Litigation:

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

CSK Pre-Acquisition Matters – Governmental Investigations and Actions:

As previously reported, the pre-acquisition Securities and Exchange Commission (“SEC”) investigation of CSK, which commenced in 2006, was settled in May 2009 by administrative order without fines, disgorgement or other financial remedies. The Department of Justice (“DOJ”)’s criminal investigation into these same matters, as previously disclosed, is near a conclusion and is described more fully below. In addition, the previously reported SEC complaint against three (3) former employees of CSK for alleged conduct related to CSK’s historical accounting practices remains ongoing. The action filed by the SEC on July 22, 2009, against Maynard L. Jenkins, the former chief executive officer of CSK seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, as previously reported, also continues. The previously reported DOJ criminal complaint against Don Watson, the former Chief Financial Officer of CSK, remains ongoing with trial set to commence on or about June 5, 2011.

With respect to the ongoing DOJ investigation into CSK’s pre-acquisition accounting practices as referenced above, as previously disclosed, attorneys from the DOJ indicated that as a result of conduct alleged against the former employees, as set forth in the pleadings in United States vs. Fraser, et. al., U.S. District Court, District of Arizona; Case No: 2:09-cr-00372-SRB, the DOJ believes criminal charges against CSK are appropriate. O’Reilly has continued to cooperate with and engage in discussions with the DOJ, as previously disclosed, to resolve the pre-acquisition accounting issues related to CSK arising from the conduct of its former employees as referenced above. O’Reilly and the DOJ have now agreed in principle, subject to final documentation, to resolve the DOJ investigation of CSK’s legacy pre-acquisition accounting practices. Based upon the agreement in principle for a final settlement, O’Reilly has recorded an additional charge of $5.9 million in the third quarter of 2010 to increase its accrual in anticipation of the DOJ, CSK and O’Reilly executing a Non-Prosecution Agreement and paying a one-time monetary penalty of $20.9 million dollars. The Company’s total reserve related to the DOJ investigation of CSK was $21.4 million as of September 30, 2010, which relates to the amount of the monetary penalty and associated legal costs.

Notwithstanding the agreement in principle with the DOJ, several of CSK’s former directors or officers and current or former employees have been or may be interviewed or deposed as part of criminal, administrative and civil investigations and lawsuits. As described above, certain former employees of CSK are the subject of civil and criminal litigation commenced by the government. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK has certain obligations to indemnify these persons and O’Reilly is currently incurring legal fees on behalf of these persons in relation to pending matters. Some of these indemnification obligations and other related costs may not be covered by CSK’s insurance policies.

As a result of the CSK acquisition, O’Reilly expects to continue to incur ongoing legal fees related to the indemnity obligations related to the litigation that has commenced by the DOJ and SEC of CSK’s former employees. O’Reilly has a remaining reserve, with respect to such indemnification obligations, of $18.8 million as of September 30, 2010, which was primarily recorded as an assumed liability in the Company’s allocation of the purchase price of CSK.

The foregoing governmental investigations and indemnification matters are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by an ultimate unfavorable resolution of such matters, depending, in part, upon the results of operations or cash flows for such period. However, at this time, management believes that the ultimate outcome of all of such regulatory proceedings and other matters that are pending, after consideration of applicable reserves and potentially available insurance coverage benefits not contemplated in recorded reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations and cash flows.

Item 1A.	Risk Factors

As of September 30, 2010, there have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

O’REILLY AUTOMOTIVE, INC.

November 8, 2010	/s/ Greg Henslee
Date	Greg Henslee, Co-President and Chief Executive Officer (Principal Executive Officer)

November 8, 2010	/s/ Thomas McFall
Date	Thomas McFall, Executive Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.