Form 10-K
period 2010-12-31
O REILLY AUTOMOTIVE INC
filed 2011-02-28
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

O’REILLY AUTOMOTIVE, INC.

(Exact name of registrant as specified in its charter)

Missouri	000-21318	27-4358837
(State or other jurisdiction of incorporation or organization)	Commission file number	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At February 21, 2011, an aggregate of 141,128,889 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $7,797,371,117 based on the last sale price of the common stock reported by The NASDAQ Global Select Market.

At June 30, 2010, an aggregate of 138,670,036 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $6,595,146,912 based on the last sale price of the common stock reported by The NASDAQ Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE

As indicated below, portions of the registrant’s documents specified below are incorporated here by reference:

Document	Form 10-K Part

Proxy Statement for 2011 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A within 120 days of the end of registrant’s most recently completed fiscal year)	Part III

O’Reilly Automotive, Inc

Form 10-K

For the Year Ended December 31, 2010

Forward Looking Information

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development, CSK Auto Corporation (“CSK”) Department of Justice (“DOJ”) investigation resolution, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses including the acquisition and integration of CSK, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of this annual report on Form 10-K for the year ended December 31, 2010, for additional factors that could materially affect our financial performance.

PART I

Item 1.	Business

Introduction

O’Reilly Automotive, Inc. and its subsidiaries, collectively “we”, “O’Reilly” or the “Company”, is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (“DIY”) customers and professional service providers. O’Reilly Automotive, Inc. was incorporated in 1957 as a corporation and was founded by Charles F. O’Reilly and his son, Charles H. “Chub” O’Reilly, Sr. and initially operated from a single store in Springfield, Missouri. The Company’s common stock has traded on The NASDAQ Global Select Market under the symbol “ORLY” since April 22, 1993.

On December 29, 2010, we completed a corporate reorganization creating a holding company structure (the “Reorganization”). The Reorganization was implemented through an agreement and plan of merger under Section 351.448 of The General Corporation Law of the State of Missouri, which did not require a vote of the shareholders. As a result of the Reorganization, the previous parent company and registrant, O’Reilly Automotive, Inc., was renamed O’Reilly Automotive Stores, Inc. (“Old O’Reilly”) and is now a wholly owned subsidiary of the new parent company and registrant, which was renamed O’Reilly Automotive, Inc. In the Reorganization, each issued and outstanding share of common stock of Old O’Reilly was converted into a share of common stock of the Company, with the same designations, rights, qualifications, powers, preferences, qualifications, limitations and restrictions, and without any action being required on the part of holders of shares of Old O’Reilly common stock or any exchange of stock certificates. Shares of the Company’s common stock were substituted for the shares of common stock of Old O’Reilly listed on The NASDAQ Global Select Market and continue to trade under the same “ORLY” symbol but with a new CUSIP Number (67103H 107).

At December 31, 2010, we operated 3,570 stores in 38 states. Our stores carry an extensive product line, including the products bulleted below:

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

On July 11, 2008, the Company completed the acquisition of CSK Auto Corporation (“CSK”), which was one of the largest specialty retailers of auto parts and accessories in the Western United States and one of the largest such retailers in the United States, based on store count at the date of acquisition. To fund the transaction, we entered into a Credit Agreement (“ABL Credit Agreement”) on the acquisition date for a $1.2 billion asset-based revolving credit facility (the “Credit Facility”) arranged by Bank of America, N.A. (“BA”), which we used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined company going forward. The results of CSK’s operations have been included in our consolidated financial statements since the acquisition date.

At the date of the acquisition, CSK had 1,342 stores in 22 states, operating under four brand names: Checker Auto Parts, Schuck’s Auto Supply, Kragen Auto Parts and Murray’s Discount Auto Parts. This acquisition added stores in twelve new states: Alaska, Arizona, California, Colorado, Hawaii, Idaho, Michigan, Nevada, New Mexico, Oregon, Utah and Washington, and a number of new markets in states where O’Reilly had a presence prior to the acquisition. The integration of CSK has focused on the implementation of our dual market strategy, the ability to effectively serve both DIY customers and professional service providers, which required conversion of store and distribution information systems, enhancements to the distribution infrastructure, inventory offerings and the infusion of the O’Reilly culture into the acquired CSK stores. Conversion of all CSK stores to the O’Reilly systems began in October of 2008 and concluded in November of 2010. Store décor and graphic package changeovers will be completed in all CSK stores by the end of the second quarter of 2011. In order to implement our proven dual market strategy throughout the CSK store network, we added distribution centers (“DC”) in Seattle, Washington, in November of 2009; Moreno Valley, California, in January of 2010; Denver, Colorado, in March of 2010; and Salt Lake City, Utah, in May of 2010. We also relocated an existing CSK DC in Dixon, California, to a larger DC in Stockton, California, and converted two existing CSK DCs, one in Detroit, Michigan, and one in Phoenix, Arizona, to the O’Reilly systems. As of December 31, 2010, we had converted all CSK stores to O’Reilly systems, merged 41 CSK stores with existing O’Reilly locations, closed 17 CSK stores and opened five new stores in CSK historical markets.

See “Risk Factors” beginning on page 14 for a description of certain risks relevant to our business. These risk factors include, among others, risks related to our growth strategy, the integration of CSK, increased debt levels, our acquisition strategies, competition in the automotive aftermarket business, our dependence upon key and other personnel, future growth assurance, our sensitivity to regional economic and weather conditions, legal proceedings and related matters arising from CSK, the effect of sales of shares of our common stock eligible for future sale, unanticipated fluctuations in our quarterly results, the volatility of the market price of our common stock, our relationships with key vendors and availability of key products, complications in our DCs, deteriorating economic conditions, downgrade in credit rating and environmental legislation and regulations.

Our Business

Our goal is to continue to achieve growth in sales and profitability by capitalizing on our competitive advantages and executing our growth strategy. We remain confident in our ability to continue to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and core O’Reilly values of customer service and expense control. Our intent is to be the dominant auto parts provider in all the markets we serve by providing superior customer service and significant value to both professional service providers and DIY customers.

Competitive Advantages

Proven Ability to Execute a Dual Market Strategy - We have an established track record of effectively serving, at a high level, both DIY customers and professional service providers. We believe our ability to execute a dual market strategy is a competitive advantage. The execution of this strategy enables us to better compete by targeting a larger base of consumers of automotive aftermarket parts, by capitalizing on our existing retail and distribution infrastructure, by operating profitably in both large markets and less densely populated geographic areas that typically attract fewer competitors, as well as by enhancing service levels offered to DIY customers through the offering of a broad inventory and the extensive product knowledge required by professional service providers.

We have been committed to our dual market strategy for over 30 years. In 2010, we derived approximately 62% of our sales from our DIY customers and approximately 38% of our sales from our professional service provider customers. We have historically derived approximately 50% of our sales from both our DIY and professional service provider customers, and as we continue to grow our commercial business in the acquired CSK stores, we would expect our DIY and professional service provider sales mix to approximate historical averages. As a result of our historical success of executing our dual market strategy and our over 450 full-time sales staff dedicated solely to calling upon and servicing the professional service provider, we believe we will continue to increase our sales to professional service providers and will continue to have a competitive advantage over our retail competitors who derive a high concentration of their sales from the DIY market. We have a tremendous opportunity to build on the strong retail base at the acquired CSK stores by growing the commercial business through the implementation of our dual market strategy and capitalizing on our other competitive advantages.

Superior Customer Service - We seek to attract new DIY and professional service provider customers and to retain existing customers by offering superior customer service, the key elements of which are bulleted below:

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

Technically Proficient Professional Parts People - Our highly proficient Professional Parts People provide us with a significant competitive advantage, particularly over less specialized retail operators. We require our Professional Parts People to undergo extensive and ongoing training and to be technically knowledgeable, particularly with respect to hard parts, in order to better serve the technically-oriented professional service providers with whom they interact on a daily basis. Such technical proficiency also enhances the customer service we provide to our DIY customers who value the expert assistance provided by our Professional Parts People.

Strategic Distribution Systems - We believe our commitment to a robust, regional DC network provides for superior replenishment and access to hard-to-find parts and enables us to optimize product availability and inventory levels throughout our store network. Our inventory management and distribution systems electronically link each of our stores to one or more DCs, providing for efficient inventory control and management. Our distribution system provides each of our stores with same-day or overnight access to an average of 118,000 stock keeping units (“SKUs”), many of which are hard to find items not typically stocked by other auto parts retailers. We believe this timely access to a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

We currently operate 23 DCs, four of which opened in 2010. As these DCs opened, the surrounding CSK stores were converted to the O’Reilly systems and began receiving same-day or overnight access to O’Reilly’s broad range of hard part product offerings.

Experienced Management Team - Our management team has demonstrated the consistent ability to successfully execute our business plan, including the identification and integration of strategic acquisitions. We have experienced eighteen consecutive years of record revenues and earnings and positive comparable store sales results since becoming a public company in April of 1993. We have a strong senior management team comprised of 146 professionals who average 18 years of service. In addition, our 260 corporate managers average 15 years of service and our 349 district managers average 13 years of service.

Growth Strategy

Aggressively Open New Stores - We intend to continue to open new stores to achieve greater penetration in existing markets and to expand into new, contiguous markets. We plan to open approximately 170 net new stores in 2011, and the sites for these new stores have been identified. To date, we have not experienced significant difficulties in locating suitable sites for construction of new stores or identifying suitable acquisition targets for conversion to O’Reilly stores. We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory, (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store, or (iii) purchasing multi-store chains. New store sites are strategically located in clusters within geographic areas that complement our distribution network in order to achieve economies of scale in management, advertising and distribution. Other key factors we consider in the site selection process include population density and growth patterns, demographic lifestyle segmentation, age and per capita income, vehicle traffic counts, number and type of existing automotive repair facilities, competing auto parts stores within a pre-determined radius, and the operational strength of such competitors.

We target both small and large markets for expansion of our store network. While we have faced, and expect to continue to face, aggressive competition in the more densely populated markets, we believe we have competed effectively, and are well positioned to continue to compete effectively, in such markets and achieve our goal of continued sales/profit growth within these markets. We also believe that with our dual market strategy, we are better able to operate stores in less densely populated areas, which would not otherwise support a national chain store selling primarily to the retail automotive aftermarket. Consequently, we continue to pursue opening new stores in less densely populated market areas as part of our growth strategy.

Profitable same store sales growth is also an important part of our growth strategy. To achieve improved sales and profitability at existing O’Reilly stores, we continually strive to improve the service provided to our customers. We believe that while competitive pricing is an essential component of successful growth in the automotive aftermarket business, it is customer satisfaction, whether of the DIY consumer or professional service provider, resulting from superior customer service that generates increased sales and profitability.

Selectively Pursue Strategic Acquisitions - Although the automotive aftermarket industry is still highly fragmented, we believe the ability of national retail chains, such as ourselves, to operate more efficiently than smaller independent operators or mass merchandisers will result in continued industry consolidation. Thus, our intention is to continue to selectively pursue acquisition targets that will strengthen our position as a leading automotive aftermarket parts supplier.

Continually Enhance Store Design and Location - Our current prototype store design features enhancements such as optimized square footage, higher ceilings, more convenient interior store layouts, improved in-store signage, brighter lighting, increased parking availability and dedicated counters to serve professional service providers, each designed to increase sales and operating efficiencies and enhance customer service. We continually update the location and condition of our store network through systematic renovation and relocation of our existing stores to enhance store performance. We believe that our ability to consistently achieve growth in same store sales is due in part to our commitment to maintaining an attractive store network, which is strategically located to best serve our customers.

Grow Professional Relationships with Professional Service Providers in the Western United States - In order to implement our proven dual market strategy throughout the acquired CSK store network and grow our share of the professional service provider market in those areas, we have added four additional DCs to the Western markets since the CSK acquisition. Our strategically located DCs provide converted CSK stores with same-day or overnight delivery access to an average of 118,000 SKUs and will give these stores an important tool to provide industry-leading customer service to the professional service provider, as well as the DIY customer. In addition, our Professional Parts People receive ongoing training on our product lines, customer service and O’Reilly policies and procedures aimed at building and improving relationships with professional service providers.

Management Structure

Each of our stores is staffed with a store manager and one or more assistant managers, in addition to parts specialists, retail and/or installer service specialists and other positions required to meet the specific needs of each store. Each of our 349 district managers has general supervisory responsibility for an average of 10 stores, which provides our stores with the appropriate amount of operational support.

District managers complete a comprehensive training program to ensure each has a thorough understanding of customer service, leadership, inventory management and store profitability, as well as all other sales and operational aspects of our business model. Store managers are also required to complete a structured training program that is specific to their position, including attending a 40-hour manager development program at the corporate headquarters in Springfield, Missouri. District managers and store managers also receive continuous training through on-line assignments, field workshops and regional meetings.

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

Most of our current senior management, district managers and store managers were promoted to their positions from within the Company. Our senior management team averages 18 years of service, corporate management team averages 15 years of service and our district management team has an average length of service of 13 years.

Team Members

As of January 31, 2011, we employed 47,142 total team members (31,070 full-time team members and 16,072 part-time team members), of whom 39,556 were employed at our stores, 6,053 were employed at our DCs and 1,533 were employed at our corporate and regional offices. A union represents 51 stores (435 team members) in the Greater Bay Area in California, and has for many years. In addition, approximately 66 team members who drive over-the-road trucks in two of our DCs have voted in favor of becoming represented by labor unions; however, no collective bargaining agreements have been negotiated. Except for these team members, our team members are not represented by labor unions. Our tradition of 54 years has been to treat all of our team members with honesty and respect and to commit significant resources to instill in them our “Live Green” Culture, which emphasizes the importance of every team member’s contribution to the success of O’Reilly. This focus on professionalism and fairness has created an industry-leading team and we consider our relations with our team members to be excellent.

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

As part of our operations, we handle hazardous materials in the ordinary course of business and our customers may bring hazardous materials onto our property in connection with, for example, our oil and battery recycling programs. We currently provide a recycling program for batteries and the collection of used lubricants at certain stores of ours as a service to our customers pursuant to agreements with third-party vendors. The batteries and used lubricants are collected by our associates, deposited into vendor-supplied containers and pallets, and then disposed of by the third-party vendors. In general, our agreements with such vendors contain provisions that are designed to limit our potential liability under applicable environmental regulations for any damage or contamination, which may be caused by the batteries and lubricants to off-site properties (including as a result of waste disposal) and to our properties, when caused by the vendor.

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

Store Operations

Store Network

Store Locations - As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national chain selling primarily to the retail automotive aftermarket. The following table sets forth the geographic distribution of our stores:

	December 31, 2009		2010 Net New Stores		December 31, 2010
State	Store Count	% of Total Store Count	Store Count	% of Total Store Count	Store Count	% of Total Store Count	Cumulative % of Total Store Count
Texas	521	15.2%	24	16.1%	545	15.3%	15.3%
California	477	13.9%	(4)	(2.7%)	473	13.3%	28.6%
Missouri	177	5.2%	3	2.0%	180	5.0%	33.6%
Georgia	143	4.2%	9	6.0%	152	4.3%	37.9%
Washington	139	4.1%	—	—	139	3.9%	41.8%
Tennessee	129	3.8%	6	4.0%	135	3.8%	45.6%
Arizona	129	3.8%	—	—	129	3.6%	49.2%
Illinois	125	3.7%	3	2.0%	128	3.6%	52.8%
Oklahoma	109	3.2%	1	0.7%	110	3.1%	55.9%
Alabama	105	3.1%	3	2.0%	108	3.0%	58.9%
Minnesota	100	2.9%	4	2.7%	104	2.9%	61.8%
Arkansas	96	2.8%	1	0.7%	97	2.7%	64.5%
North Carolina	77	2.3%	20	13.4%	97	2.7%	67.2%
Colorado	87	2.5%	—	—	87	2.4%	69.6%
Louisiana	80	2.3%	4	2.7%	84	2.4%	72.0%
Indiana	74	2.2%	9	6.0%	83	2.3%	74.3%
Ohio	63	1.8%	16	10.7%	79	2.2%	76.5%
Michigan	67	2.0%	9	6.0%	76	2.1%	78.6%
Mississippi	71	2.1%	—	—	71	2.0%	80.6%
Wisconsin	55	1.6%	12	8.1%	67	1.9%	82.5%
Iowa	65	1.9%	1	0.7%	66	1.8%	84.3%
Kansas	65	1.9%	1	0.7%	66	1.8%	86.1%
South Carolina	50	1.5%	8	5.4%	58	1.6%	87.7%
Kentucky	54	1.6%	3	2.0%	57	1.6%	89.3%
Utah	54	1.6%	—	—	54	1.5%	90.8%
Nevada	45	1.3%	—	—	45	1.3%	92.1%
Florida	32	0.9%	10	6.7%	42	1.2%	93.3%
Oregon	42	1.2%	—	—	42	1.2%	94.5%
New Mexico	38	1.1%	(1)	(0.7%)	37	1.0%	95.5%
Idaho	30	0.9%	1	0.7%	31	0.9%	96.4%
Nebraska	29	0.8%	—	—	29	0.8%	97.2%
Montana	23	0.7%	—	—	23	0.6%	97.8%
Wyoming	16	0.5%	—	—	16	0.5%	98.3%
Virginia	9	0.1%	5	3.4%	14	0.4%	98.7%
North Dakota	12	0.4%	1	0.7%	13	0.4%	99.1%
Alaska	11	0.3%	—	—	11	0.3%	99.4%
Hawaii	11	0.3%	—	—	11	0.3%	99.7%
South Dakota	11	0.3%	—	—	11	0.3%	100.0%

Total	3,421	100%	149	100%	3,570	100%

Our stores, on average, carry approximately 22,000 SKUs and average approximately 7,100 total square feet in size. At December 31, 2010, we had a total of approximately 25.3 million square feet in our 3,570 stores. Our stores are served primarily by the nearest DC, which averages 118,000 SKUs, but also have same-day access to the broad selection of inventory available at one of our 184 Master Inventory Stores, which on average carry approximately 39,000 SKUs and average approximately 10,000 square feet in size. In addition to serving DIY and professional service provider customers in their markets, Master Inventory Stores also provide our other stores within the surrounding area access to a greater selection of SKUs on a same-day basis.

We believe that our stores are “destination stores” generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Consequently, most of our stores are freestanding buildings and prominent end caps situated on or near major traffic thoroughfares, and offer ample parking, easy customer access and are generally located in close proximity to our professional service provider customers.

Store Layout - We utilize a computer-assisted “plan-o-grammed” store layout system to provide a uniform and consistent merchandise presentation; however, each store’s hard-parts inventory assortment is customized to meet the specific needs of a particular market area. Front room merchandise is arranged to provide easy customer access, maximum selling space and to prominently display high-turnover products and accessories to customers. To ensure the best customer experience possible, we have selectively implemented bilingual in-store signage based on the demographics in each store’s geographic area. Aisle displays and end caps are used to feature high-demand or seasonal merchandise, new items and advertised specials.

Store Automation - To enhance store-level operations, customer service and reliability, we use Linux servers and IBM I-Series computer systems in our stores. These systems are linked with the I-Series computers located in each of our DCs. Our point-of-sale terminals provide immediate access to our electronic catalog to graphically display parts and pricing information by make, model and year of vehicle and use bar code scanning technology to price our merchandise. This system speeds transaction times, reduces the customer’s checkout time, ensures accuracy and provides enhanced customer service. Moreover, our store automation systems capture detailed sales information which assists in store management, strategic planning, inventory control and distribution efficiency.

New Store Site Selection - In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in management, advertising and distribution. Other key factors we consider in the site selection process are bulleted below:

•	population density;

•	demographics including age, ethnicity and per capita income;

•	market economic strength, retail draw and growth patterns;

•	number of registered vehicles;

•	the number, type and sales potential of existing automotive repair facilities;

•	the number of auto parts stores and other competitors within a predetermined radius and the operational strength of such competitors; and

•	physical location, size, economics and presentation of the site.

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

Products and Purchasing

Our stores offer DIY and professional service provider customers a wide selection of brand name and private label products for domestic and imported automobiles, vans and trucks. We do not sell tires or perform automotive repairs or installations. Our merchandise generally consists of nationally recognized, well-advertised, premium name brand products such as AC Delco, Armor All, Bosch, BWD, Cardone, Castrol, Gates Rubber, Monroe, Moog, Pennzoil, Prestone, Quaker State, STP, Turtle Wax, Valvoline, Wagner, and Wix. In addition to name brand products, our stores carry a wide variety of high-quality private label products under our BestTest®, BrakeBest®, Master Pro®, Micro-Gard®, Murray and Omnispark®, O’Reilly Auto Parts®, Power Torque®, Super Start®, and Ultima® proprietary name brands. Our private label products are produced by nationally recognized manufacturers and meet or exceed original equipment manufacturer specifications and provide a great combination of quality and value – a characteristic important to our DIY customers. We have added O’Reilly branded chemicals and commodities as well as proprietary private label products to all acquired CSK stores. These stores have also undergone hard-part resets, which significantly increased their hard-part SKU offering, giving our customers in all stores a good, better, and best product offering.

We purchase automotive products in substantial quantities from over 500 vendors, the five largest of which accounted for approximately 22% of our total purchases in 2010. Our largest vendor in 2010 accounted for approximately seven percent of our total purchases and the next four largest vendors each accounted for approximately three to five percent of such purchases. We have no long-term contractual purchase commitments with any of our vendors, nor have we experienced difficulty in obtaining satisfactory alternative supply sources for automotive parts. We believe that alternative supply sources exist at substantially similar costs, for substantially all of the automotive products that we sell. It is our policy to take advantage of payment and seasonal purchasing discounts offered by our vendors and to utilize extended dating terms available from vendors. During 2010, we entered into various programs and arrangements with certain vendors that provided for extended dating and payment terms for inventory purchases. As a whole, we consider our relationships with our vendors to be very good.

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

We have repositioned the product offering and pricing in all CSK stores to an every-day low price strategy to ensure we are competitive in every market. We believe competitive pricing is needed to grow our market share and maintain a customer’s repeat business, and we believe strongly that this strategy is more sustainable, requires less promotional spending and will produce better results than CSK’s historical promotional-based, high-low pricing strategy.

Professional Parts People

We believe our highly trained team of Professional Parts People is essential in providing superior customer service to both DIY and professional service provider customers. Because a significant portion of our business is from professional service providers, our Professional Parts People are required to be technically proficient in automotive products. In addition, we have found that the typical DIY customer often seeks assistance from a Professional Parts Person, particularly when purchasing hard parts. The ability of our Professional Parts People to provide such assistance to the DIY customer creates a favorable impression and is a significant factor in generating repeat DIY business.

We screen prospective team members to identify highly motivated individuals who either have experience with automotive parts or repairs, or automotive aptitude. New store team members go through a comprehensive orientation about the culture of our company as well as the requirements for their specific job position. Additionally, during their first year of employment, our parts specialists go through extensive automotive systems and product knowledge training to ensure they are able to provide the highest level of service to our customers. Once all of the required training has been satisfied, our parts specialists become eligible to take the O’Reilly Certified Parts Professional test. Passing the O’Reilly test helps prepare them to become certified by the National Institute for Automotive Service Excellence (ASE).

All of our stores have the ability to service professional service provider customers. For this reason, select team members in each store complete extensive sales call training with their regional field sales manager. Afterward, these team members spend one day per week calling on existing and potential professional service provider customers. Additionally, each team member engaged in such sales activities participates in quarterly advanced training programs for sales and business development.

Customer Service

We seek to provide our customers with an efficient and pleasant in-store experience by maintaining attractive stores in convenient locations with a wide selection of automotive products. We believe that the satisfaction of DIY and professional service provider customers is substantially dependent upon our ability to provide, in a timely fashion, the specific automotive products requested. Accordingly, each O’Reilly store carries a broad selection of automotive products designed to cover a wide range of vehicle applications. We continuously refine the inventory levels and assortments carried in our stores, based in large part on the sales movement tracked by our inventory control system, market vehicle registration data, failure rates and management’s assessment of the changes and trends in the marketplace.

Marketing

Marketing to the DIY Customer - We use an integrated marketing program, which includes television, radio, direct mail and newspaper distribution, in-store and online promotions, and sports and event sponsorships, to aggressively attract DIY customers. The marketing strategy we employ is highly effective and has led to an increase in awareness of the O’Reilly brand across our geographic footprint. We utilize a combination of brand and product/price messaging to drive retail traffic and purchases, which frequently coincide with key sales events. During 2010, we continued to co-brand all forms of advertising in the markets containing acquired CSK stores. This manner of advertising and marketing is essential to not only build awareness of the O’Reilly brand in those markets, but to also allow for a smoother transition throughout the rebranding process. Store signage in substantially all acquired CSK stores is expected to be changed to the O’Reilly Brand by the end of the first quarter of 2011, and we expect to end the co-branding of all forms of advertising during 2011.

To stimulate sales among race enthusiasts, who we believe individually spend more on automotive products than the general public, during 2010 we sponsored multiple nationally-televised races and over 1,500 grassroots, local, and regional motorsports events throughout 38 states. We maintained our partnership with the National Association for Stock Car Racing (“NASCAR”) as the Official Auto Parts Store of NASCAR and were the title sponsor of five National Hot Rod Association (“NHRA”) races from Pomona, California to Charlotte, North Carolina.

During the fall and winter months, we strategically sponsor National Collegiate Athletic Association (“NCAA”) football and basketball and the National Football League (“NFL”). Our relationships with over 70 NCAA teams and tournaments have resulted in prominently-displayed O’Reilly logos on TV-visible scoring table signs throughout the season. In addition, O’Reilly Auto Parts radio advertising can be heard during more than 350 NFL games due to our sponsorship of nearly 20 teams.

Through an expanded use of Spanish language radio, print, and outdoor, as well as sponsorships of over 45 local and regional festivals and events, we demonstrated our commitment to increasing marketing efforts that are targeted toward the Hispanic auto parts consumer.

In 2010, we continued our dedicated problem/solution communication strategy, which encourages vehicle owners to perform regular maintenance as a way to save money and protect their automotive investment over the long term. This highly relevant message resonates with consumers and establishes O’Reilly as their source for the parts they need and excellent customer service.

Marketing to the Professional Service Provider - We have over 450 full-time O’Reilly sales representatives strategically located across our market areas. Each sales representative is dedicated solely to calling upon, selling to and servicing our professional service provider customers. Targeted marketing materials such as flyers, quick reference guides and catalogs are produced and distributed on a regular basis to professional service providers, paint and body shops and fleet customers. Our industry leading First Call program enables our sales representatives, district managers, and store managers to provide excellent customer service to each of our professional service provider accounts by providing the products and services bulleted below:

•	broad selection of merchandise at competitive prices;

•	dedicated Installer Service Specialists in our stores;

•	multiple deliveries from our stores per day;

•	same-day or overnight access to an average of 118,000 SKUs through five-night-a-week store inventory replenishments;

•	a separate service counter and phone line in our stores dedicated exclusively to service professional service providers;

•	trade credit for qualified accounts;

•	First Call Online, a dedicated Internet based catalog and ordering system designed to connect professional service providers directly to our inventory system;

•	training and seminars covering topics of interest, such as technical updates, safety and general business management;

•	access to a comprehensive inventory of products and equipment needed to operate and maintain their shop; and

•	the Certified Auto Repair Center Program, a program that provides professional service providers with business tools they can utilize to profitably grow and market their shops.

Marketing to the Independently Owned Parts Store - Along with the daily operation and management of the DCs and the distribution of automotive products to our stores, Ozark Automotive Distributors, Inc., our wholly owned subsidiary (“Ozark”), also sells automotive products directly to independently owned parts stores (“jobber stores”) throughout our trade areas. These jobber stores are generally located in areas not directly serviced by an O’Reilly store. Ozark administers a dedicated and distinct marketing program specifically targeted to jobber stores.

Approximately 185 jobber stores currently purchase automotive products from Ozark and participate in our Parts City Auto Parts program, our proprietary jobber service program. As a participant in these programs, a jobber store, which meets certain financial and operational standards, is permitted to indicate its Parts City Auto Parts membership through the display of the respective logo that is owned by Ozark. In return for a commitment to purchase automotive products from Ozark, we provide computer software for business management, competitive pricing, advertising, marketing and sales assistance to Parts City Auto Parts affiliate stores.

Competition

We compete in both the DIY and professional service provider portions of the automotive aftermarket. We compete primarily with the stores bulleted below:

•	national retail and wholesale automotive parts chains (such as AutoZone, Inc., Advance Auto Parts, NAPA, CARQUEST and the Pep Boys - Manny, Moe and Jack, Inc.);

•	regional retail and wholesale automotive parts chains;

•	independently owned parts stores;

•	wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations such as NAPA, CARQUEST, Bumper to Bumper and Auto Value);

•	automobile dealers; and

•	mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.).

We compete on the basis of customer service, which includes merchandise selection and availability, price, helpfulness of store personnel, store layout and convenient and accessible store locations.

Distribution System Support

We currently operate 23 DCs comprised of approximately 8.5 million operating square feet (see the “Properties” table in Item 2 of this Form 10-K for a detailed listing of DC operating square footages). Our DCs are equipped with highly automated material handling equipment, which efficiently expedite the movement of our products from the shelves to the loading areas for shipment to each of our stores on a nightly basis. The DCs utilize technology to electronically receive orders from computers located in each of our stores. In addition to the bar code system employed in our stores, each of our stores is connected through secured data transmission technology to our DCs and corporate headquarters.

We believe that our distribution system provides industry-leading parts availability and store in-stock positions while lowering our inventory carrying costs and controlling inventory. Moreover, we believe that our ongoing, significant capital investments made to expand the network of DCs allows us to efficiently service new stores that are planned to open in contiguous market areas as well as servicing our existing store network. Our DC expansion strategy complements our new store opening strategy by supporting newly established clusters of stores located in the regions surrounding each DC. We currently have a total growth capacity of approximately 650 stores in our distribution network.

As part of our continuing efforts to enhance our distribution network in 2011 we plan to:

•	continue to implement a voice picking technology in additional DCs;

•	evaluate routing software to further enhance logistics efficiencies;

•	begin to implement labor management software to improve DC productivity and overall operating efficiency;

•	develop further automated paperless picking processes;

•	improve proof of delivery systems to further increase the accuracy of product movement to our stores;

•	continue to define and implement best practice procedures in all DCs; and

•	make proven, ROI based capital enhancements to material handling equipment in DCs including conveyor systems, picking modules and lift equipment.

Executive Officers of the Registrant

The following paragraphs discuss information about executive officers of the Company who are not also directors:

Gregory L. Henslee, age 50, Chief Executive Officer and Co-President, has been an O’Reilly team member for 26 years. Mr. Henslee’s O’Reilly career started as a parts specialist, and during his first five years he served in several positions in retail store operations, including district manager. From there he advanced to Computer Operations Manager, and over the next 15 years, he served as Director of Computer Operations/Loss Prevention, Vice President of Store Operations and as Senior Vice President. In 1999, he became President of Merchandise, Distribution, Information Systems and Loss Prevention, and has been in his current positions of Chief Executive Officer and Co-President since 2005.

Ted F. Wise, age 60, Chief Operating Officer and Co-President, has been an O’Reilly team member for 40 years. Mr. Wise’s primary areas of responsibility are Sales, Operations and Real Estate. He began his O’Reilly career in sales in 1970, was promoted to store manager in 1973 and became our first district manager in 1977. He continued his progression with O’Reilly as Operations Manager, Vice President, Senior Vice President of Operations and Sales, and Executive Vice President. He has been President of Sales, Operations and Real Estate since 1999, and in his current positions of Chief Operating Officer and Co-President since 2005.

Thomas G. McFall, age 40, Executive Vice President of Finance and Chief Financial Officer, has been an O’Reilly team member since 2006 and has held his position as Chief Financial Officer during this time. Mr. McFall’s primary areas of responsibility are Finance, Accounting, Risk Management and Human Resources. Prior to joining O’Reilly, Mr. McFall held the position of Chief Financial Officer – Midwest Operation for CSK, following CSK’s acquisition of Murray’s Discount Auto Stores (“Murray’s”). Mr.

McFall served Murray’s for eight years as Controller, Vice President of Finance, and Chief Financial Officer, with direct responsibility for finance and accounting, distribution and logistics operations. Prior to joining Murray’s, Mr. McFall was an Audit Manager with Ernst & Young, LLP in Detroit, Michigan.

Gregory D. Johnson, age 45, Senior Vice President of Distribution Operations, has been an O’Reilly team member for 28 years. Mr. Johnson’s primary area of responsibility is Distribution and Logistics. He began his O’Reilly career as a part-time stocker in the Nashville DC in 1982 and advanced with O’Reilly as Retail Systems Manager, WMS Systems Development Manager, Director of Distribution and Vice President of Distribution. He has been in his current position as Senior Vice President since September 2007.

Randy Johnson, age 55, Senior Vice President of Inventory Management, has been an O’Reilly team member for 37 years. Mr. Johnson’s primary area of responsibility is Inventory Management, Purchasing, Logistics, and Store Design. He began his career in a DC in 1973, working in the stocking, shipping and will call counter departments, and was promoted to customer service manager in 1976. He continued to progress with the development of the inventory control department as Inventory Control Manager and Vice President of Store Inventory Management. He has been in his current position as Senior Vice President of Inventory Management since October 2010.

Jeff M. Shaw, age 48, Senior Vice President of Sales and Operations, has been an O’Reilly team member for 22 years. Mr. Shaw’s primary areas of responsibility are Store Operations and Sales. His O’Reilly career started as a parts specialist, and has progressed through the roles of store manager, district manager, regional manager and Vice President of the Southern division. He advanced to Vice President of Sales and Operations in 2003 and to his current position as Senior Vice President of Sales and Operations in 2004.

Michael D. Swearengin, age 50, Senior Vice President of Merchandise, has been an O’Reilly team member for 17 years. Mr. Swearengin’s primary areas of responsibility are Merchandise, Pricing and Advertising. His O’Reilly career started as an employee in a store later acquired by O’Reilly, he then became Product Manager, a position he held for four years. From there he advanced to Senior Product Manager, Director of Merchandise and Vice President of Merchandise with responsibility for product mix and replenishment. He has been in his current position as Senior Vice President since 2004.

Service Marks and Trademarks

We have registered, acquired and/or been assigned the following service marks and trademarks: BESTEST®, BETTER PARTS. BETTER PRICES.®, BRAKEBEST®, CERTIFIED AUTO REPAIR®, CUSTOMIZE YOUR RIDE®, FIRST CALL®, FROM OUR STORE TO YOUR DOOR®, HI-LO®, IMPORT DIRECT®, IPOLITE®, MASTER PRO®, MASTER PRO REFINISHING®, MICRO-GARD®, MILES AHEAD®, MURRAY®, O®, OMNISPARK®, O’REILLY®, O’REILLY AUTO COLOR PROFESSIONAL PAINT PEOPLE®, O’REILLY AUTO PARTS®, O’REILLY AUTO PARTS PROFESSIONAL PARTS PEOPLE®, O’REILLY AUTOMOTIVE®, O’REILLY RACING®, PARTNERSHIP NETWORK®, PARTS CITY®, PARTS CITY AUTO COLOR PROFESSIONAL PAINT PEOPLE®, PARTS CITY AUTO PARTS®, PARTS CITY TOOL BOX®, PARTS PAYOFF®, POWER TORQUE®, REAL WORLD TRAINING®, SUPER START®, TOOLBOX®, ULTIMA®, CSK PROSHOP®, FLAG®, KRAGEN AUTO PARTS®, MURRAY’S AUTO PARTS®, PRIORITY PARTS®, PROXONE®, SCHUCK’S®, WE’RE THE PLACE WITH ALL THE PARTS®, MURRAY’S VIP PROGRAM®, PAY N $AVE®. Some of the service marks and trademarks listed above may also have a design associated therewith. Each of the service marks and trademarks are in duration for as long as we continue to use and seek renewal of such marks – the duration of each of these service marks and trademarks is typically between five and ten years per renewal. We believe that our business is not otherwise dependent upon any patent, trademark, service mark or copyright.

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

Deteriorating economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.

In recent years, worldwide economic conditions have deteriorated significantly in many countries and regions, including the United States, and such conditions may worsen in the foreseeable future. Although demand for many of our products is primarily non-discretionary in nature and tend to be purchased by consumers out of necessity, rather than on an impulse basis, our sales are impacted by constraints on the economic health of our customers. The economic health of our customers is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, fuel prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Our customers’ purchases, including purchases of our products, could decline during periods when income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. If any of these events occur, or if unfavorable economic conditions challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers, logistics and other service providers and financial institutions which are counterparties to our credit facilities and interest rate swap transactions. Also, the ability of these third parties to overcome these difficulties may increase. If third parties, on whom we rely for merchandise, are unable to overcome difficulties resulting from the deterioration in economic conditions and provide us with the merchandise we need, or if counterparties to our credit facilities do not perform their obligations, our business, results of operations, financial condition and cash flows could be adversely affected.

We cannot assure that the recently integrated CSK stores will perform at the same desired level of profitability as historic O’Reilly stores.

We expect acquired CSK stores to approximate the profitability levels of our core O’Reilly stores, and believe this to be a significant factor in achieving our financial goals. The failure of these stores to attain these profitability levels could seriously impact our forecasted results of operations. Our ability to operate these stores at our expected level will depend, in part, on the successful preservation of the existing DIY customers already established in these markets, growing the commercial customer base, the adoption of the O’Reilly culture, along with maintaining employee morale and the retention of key personnel.

We may not be able to obtain these profitability levels in our acquired CSK stores as soon as we expect, or at all. If we fail to address the challenges of our new markets effectively, our growth strategy and future profitability could be negatively affected, and we may fail to achieve the intended benefits of the merger.

Our increased debt levels could adversely affect our cash flow and prevent us from fulfilling our obligations.

We have in place, an unsecured credit facility and unsecured senior notes, which could have important consequences to our financial health. For example, our level of indebtedness could, among other things:

•	make it more difficult to satisfy our financial obligations, including those relating to the notes and our credit facility;

•	increase our vulnerability to adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage;

•

require us to dedicate a substantial portion of our cash flows to service the principal and interest on the debt, reducing the funds available for other business purposes, such as working capital, capital expenditures or other cash requirements;

•	limit our ability to incur additional debt on acceptable terms, if at all; and

•	expose us to fluctuations in interest rates.

In addition, the terms of the financing obligations include restrictions, such as affirmative and negative covenants, conditions on borrowing and subsidiary guarantees. A failure to comply with these restrictions could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could have a material adverse effect on our business, financial condition or results of operations.

A downgrade in our credit rating would impact our cost of capital and could impact the market value of our unsecured senior notes.

Credit ratings are an important part of our cost of capital. We currently have a BBB- credit rating, with a stable outlook, from Standard & Poor’s and a Baa3 credit rating, with a stable outlook, from Moody’s Investors Service. The evaluations are based upon, among other factors, our financial strength. Our current credit ratings provide us with the ability to borrow funds at a specific rate. A downgrade in our current credit rating from both agencies would adversely affect our cost of capital by causing us to pay a higher interest rate on borrowed funds under our credit facility. A downgrade could also adversely affect the market price and/or liquidity of our notes, preventing a holder from selling the notes at a favorable price, as well as adversely affect our ability to issue new notes in the future.

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

Both the DIY and professional service provider portions of our business are highly competitive, particularly in the more densely populated areas that we serve. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than us, but have a greater presence than we do in a particular market. We may have to expend more resources and risk additional capital to remain competitive. For a list of our principal competitors, see the “Competition” section of Item 1 of this annual report on Form 10-K.

In order to be successful, we will need to retain and motivate key employees.

Our success has been largely dependent on the efforts of certain key personnel. In order to be successful, we will need to retain and motivate executives and other key employees. Experienced management and technical personnel are in high demand and competition for their talents is intense. We must also continue to motivate employees and keep them focused on our strategies and goals. Our business and results of operations could be materially adversely affected by the unexpected loss of the services of one or more of our key employees. We cannot be sure that we will be able to continue to attract qualified personnel, which could cause us to be less efficient, and as a result, may adversely impact our sales and profitability. For a discussion of our management, see the “Business” section of Item 1 of this annual report on Form 10-K.

We cannot assure future growth will be achieved.

We believe that our ability to open additional, profitable stores at a high growth rate will be a significant factor in achieving our growth objectives for the future. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2011 and beyond will be achieved. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. For a discussion of our growth strategies, see the “Growth Strategy” section of Item 1 of this annual report on Form 10-K.

We are sensitive to regional economic and weather conditions that could reduce our costs and sales.

Approximately 29% of our stores are located in Texas and California. Therefore, our business is sensitive to the economic and weather conditions of those regions. Unusually inclement weather, such as significant rain, snow, sleet, freezing rain, flooding, seismic activity and hurricanes, has historically discouraged our customers from visiting our stores during the affected period and reduced our sales, particularly to DIY customers. In addition, our stores located in coastal regions may be subject to increased insurance claims resulting from regional weather conditions and our results of operations and financial condition could be adversely affected.

Legal proceedings and related matters arising from CSK could adversely affect us.

As discussed in Item 3, “Legal Proceedings” and Note 14 “Legal Matters” to the consolidated financial statements, several of CSK’s former officers and employees were charged by the Department of Justice (“DOJ”) and named in civil actions by the Securities and Exchange Commission (“SEC”). O’Reilly and the DOJ have agreed in principle, subject to final documentation, to resolve CSK’s pre-acquisition issues with the DOJ. The pre-acquisition SEC investigation of CSK, which commenced in 2006, was settled in May of 2009 by administrative order without fines, disgorgement or other financial remedies. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK has certain obligations to indemnify these persons and, as a result, O’Reilly is currently incurring legal fees on the behalf of these persons in relation to certain matters. There can be no assurance that the expenses incurred in connection with the resolution of these matters will be covered by CSK’s directors’ and officers’ insurance policies. If we incur significant uninsured expenses in connection with the resolution of the matters described above, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Risks related to the Company and unanticipated fluctuations in our quarterly operating results, could affect the Company’s stock price.

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

Our business depends on developing and maintaining close relationships with our vendors and on our vendors’ ability or willingness to sell quality products to us at favorable prices and terms. Many factors outside of our control may harm these relationships and the ability or willingness of these vendors to sell us products on favorable terms. For example, financial or operational difficulties that our vendors may face could increase the cost of the products we purchase from them or our ability to source product from them. In addition, the trend towards consolidation among automotive parts suppliers as well as the off-shoring of manufacturing capacity to foreign countries may disrupt or end our relationship with some vendors, and could lead to less competition and result in higher prices. We could also be negatively impacted by suppliers who might experience work stoppages, labor strikes or other interruptions to or difficulties in the manufacture or supply of the products we purchase from them.

Complications in our distribution centers and other factors affecting the distribution of merchandise may affect our business.

We operate 23 distribution centers (“DC”) nationwide to support our business. If complications arise with any facility or if any facility is severely damaged or destroyed, our other DCs may not be able to fully support the resulting additional distribution demands. This may adversely affect our ability to deliver inventory on a nightly basis and therefore affect our ability to timely provide products to our customers resulting in lost sales. Such a disruption in revenue could potentially have a negative impact on our results of operations and financial condition.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table provides certain information regarding our administrative offices and distribution centers (“DC”) as of December 31, 2010:

Location	Principal Use(s)	Operating Square Footage	Interest
Atlanta, GA	Distribution Center	492,350	Leased (a)
Belleville, MI	Distribution Center	333,262	Leased (b)
Billings, MT	Distribution Center	108,300	Leased (c)
Dallas, TX	Distribution Center	442,000	Owned
Denver, CO	Distribution Center	321,242	Owned
Des Moines, IA	Distribution Center	253,886	Owned
Dixon, CA	Distribution Center (relocated to Stockton, California, in 2010)	366,900	Leased (d)
Greensboro, NC	Distribution Center	441,600	Owned
Houston, TX	Distribution Center	532,615	Owned
Indianapolis, IN	Distribution Center	657,603	Owned
Kansas City, MO	Distribution Center	299,018	Owned
Knoxville, TN	Distribution Center	150,766	Owned
Little Rock, AR	Distribution Center	122,969	Leased (e)
Lubbock, TX	Distribution Center	276,896	Owned
Mobile, AL	Distribution Center	301,068	Leased (f)
Moreno Valley, CA	Distribution Center	547,478	Owned
Nashville, TN	Distribution Center	315,977	Leased (g)
Oklahoma City, OK	Distribution Center	320,667	Owned (h)
Phoenix, AZ	Distribution Center	383,570	Leased (i)
Salt Lake City, UT	Distribution Center	294,932	Owned
Seattle, WA	Distribution Center	533,790	Owned
Springfield, MO	Distribution Center	328,721	Owned
Stockton, CA	Distribution Center	720,836	Leased (j)
St. Paul, MN	Distribution Center	324,668	Owned
Auburn, WA	Bulk Facility	81,761	Leased (k)
Commerce, CA	Bulk Facility	75,000	Leased (l)
McAllen, TX	Bulk Facility	24,560	Leased (m)
Springfield, MO	Bulk Facility	35,200	Owned
Springfield, MO	Return/Deconsolidation Facility	140,970	Leased (n)
Springfield, MO	Return Facility	302,357	Owned
Phoenix, AZ	Corporate Offices	174,664	Leased (o)
Springfield, MO	Corporate Offices	435,600	Owned
Springfield, MO	Corporate Offices	34,617	Leased (p)
Springfield, MO	Corporate Offices, Training and Technical Center	22,000	Owned

	Total operating square footage	10,133,347

(a)	Occupied under the terms of a lease expiring October 31, 2024, with an unaffiliated party, subject to renewal for ten five-year terms at our option.
(b)	Occupied under the terms of a lease expiring February 28, 2015, with an unaffiliated party, subject to renewal for three five-year terms at our option.
(c)	Occupied under the terms of two separate leases the first lease expiring September 30, 2011, with an unaffiliated party, subject to renewal for two three-year terms at our option and the second lease expiring January 31, 2031, with an unaffiliated party, subject to renewal for one five-year term at our option.
(d)	Occupied under the terms of a lease expiring April 30, 2011, with an unaffiliated party, not subject to renewal. The operations of this acquired distribution center in Dixon, California, were relocated to a larger distribution center in Stockton, California, during 2010.
(e)	Occupied under the terms of a lease expiring March 31, 2012, with an unaffiliated party, subject to renewal for four five-year terms at our option.
(f)	Occupied under the terms of a lease expiring December 31, 2012, with an unaffiliated party, subject to renewal for ten five-year terms at our option.

(g)	Occupied under the terms of two separate leases both expiring December 31, 2018, with an unaffiliated party, subject to renewal for two five-year terms at our option.
(h)	Primary facility owned, additional space leased and occupied under the terms of lease expiring July 31, 2014, with an unaffiliated party, subject to renewal for one five-year term at our option.
(i)	Occupied under the terms of a lease expiring June 22, 2015, with an unaffiliated party, subject to renewal for three five-year terms at our option.
(j)	Occupied under the terms of a lease expiring June 30, 2025, with an unaffiliated party, subject to renewal six five-year terms at our option.
(k)	Occupied under the terms of a lease expiring June 30, 2018, with an unaffiliated party, subject to renewal for two five-year terms at our option.
(l)	Occupied under the terms of a lease expiring August 31, 2013, with an unaffiliated party, not subject to renewal.
(m)	Occupied under the terms of a lease expiring April 30, 2017, with an unaffiliated party, subject to renewal for three five-year terms at our option.
(n)	Occupied under the terms of a lease expiring May 31, 2012, with an unaffiliated party, subject to renewal for four five-year terms at our option.
(o)	Occupied under the terms of a lease expiring October 31, 2012, with an unaffiliated party, not subject to renewal.
(p)	Occupied under the terms of a lease expiring August 31, 2024, with an unaffiliated party, subject to renewal for four five-year terms at our option.

Of the 3,570 stores that we operated at December 31, 2010, 1,172 stores were owned, 2,328 stores were leased from unaffiliated parties and 70 stores were leased from one of four entities owned by O’Reilly family members. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses and an original term of, at a minimum, 10 years, subject to one or more renewals at our option. We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby. Such master lease agreements with two of the three O’Reilly family entities have been modified to extend the term of the lease agreement for specific stores. The master lease agreements or modifications thereto expire on dates ranging from March 31, 2011, to December 31, 2029. We believe that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.

We believe that our present facilities are in good condition, are adequately insured and adequate for the conduct of our current operations. The store servicing capability of our 23 existing DCs is approximately 4,250 stores, providing a growth capacity for over 680 stores. We believe this growth capacity will provide us with the DC infrastructure needed for near term expansion without the need for additional DC facilities.

Item 3.	Legal Proceedings

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

CSK Pre-Acquisition Matters – Governmental Investigations and Actions:

As previously reported, the pre-acquisition Securities and Exchange Commission (“SEC”) investigation of CSK, which commenced in 2006, was settled in May of 2009 by administrative order without fines, disgorgement or other financial remedies. The Department of Justice (“DOJ”)’s criminal investigation into these same matters as previously disclosed is near a conclusion and is described more fully below. In addition, the previously reported SEC complaint against three (3) former employees of CSK for alleged conduct related to CSK’s historical accounting practices remains ongoing. The action filed by the SEC on July 22, 2009, against Maynard L. Jenkins, the former Chief Executive Officer of CSK seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, as previously reported, also continues. The previously reported DOJ criminal prosecution of Don Watson, the former Chief Financial Officer of CSK, remains ongoing with trial set to commence on or about June 7, 2011.

With respect to the ongoing DOJ investigation into CSK’s pre-acquisition accounting practices as referenced above, as previously disclosed, O’Reilly and the DOJ agreed in principle, subject to final documentation, to resolve the DOJ investigation of CSK’s legacy pre-acquisition accounting practices. The Company and the DOJ continue work to complete the final documentation necessary for the execution of the Non-Prosecution Agreement previously referenced and payment of the one-time monetary penalty of $20.9 million, also previously reported. The Company’s total reserve related to the DOJ investigation of CSK was $21.4 million as of December 31, 2010, which relates to the amount of the monetary penalty and associated legal costs.

Notwithstanding the agreement in principle with the DOJ, several of CSK’s former directors or officers and current or former employees have been or may be interviewed or deposed as part of criminal, administrative and civil investigations and lawsuits. As described above, certain former employees of CSK are the subject of civil and criminal litigation commenced by the government. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK has certain obligations to indemnify these persons and, as a result, O’Reilly is currently incurring legal fees on behalf of these persons in relation to pending matters. Some of these indemnification obligations and other related costs may not be covered by CSK’s insurance policies.

As a result of the CSK acquisition, O’Reilly expects to continue to incur ongoing legal fees related to the indemnity obligations related to the litigation that has commenced by the DOJ and SEC of CSK’s former employees. O’Reilly has a remaining reserve, with respect to such indemnification obligations, of $18.8 million as of December 31, 2010, which was primarily recorded as an assumed liability in the Company’s allocation of the purchase price of CSK.

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

Item 4.	Reserved

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s stock is traded on The NASDAQ Global Select Market (“Nasdaq”) under the symbol “ORLY”. As of February 21, 2011, O’Reilly Automotive, Inc. had approximately 86,000 shareholders based on the number of holders of record and an estimate of individual participants represented by security position listings. The Company’s common stock began trading on April 22, 1993; no cash dividends have been declared since that time, and we do not anticipate paying any cash dividends in the foreseeable future.

The prices in the following table represent the high and low sales price for O’Reilly Automotive, Inc. common stock as reported by Nasdaq. During fiscal 2010, the Company made no purchases or repurchases of its common stock.

	2010		2009
	High	Low	High	Low
First Quarter	$43.00	$37.73	$35.63	$27.00
Second Quarter	51.40	41.61	38.85	35.08
Third Quarter	54.07	46.07	42.22	36.14
Fourth Quarter	63.04	52.84	40.26	33.68
For the Year	63.04	37.73	42.22	27.00

The graph below shows the cumulative total stockholder return assuming the investment of $100, on December 31, 2005, and the reinvestment of dividends thereafter, in the Company’s common stock versus the Nasdaq Retail Trade Stocks Total Return Index, Nasdaq United States Stock Market Total Returns Index and the Standard and Poor’s S&P 500 Index (“S&P 500”).

	For the Years Ended December 31,
Company/Index	2005	2006	2007	2008	2009	2010
O’Reilly Automotive, Inc.	$100	$100	$101	$96	$119	$189
Nasdaq Retail Trade Stocks	100	109	99	69	96	121
Nasdaq US	100	110	119	57	82	98
Standard and Poor’s S&P 500	100	116	122	77	97	112

Item 6.	Selected Financial Data

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

Years ended December 31,	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
(In thousands, except per share data)

INCOME STATEMENT DATA:
Sales	$5,397,525	$4,847,062	$3,576,553	$2,522,319	$2,283,222	$2,045,318	$1,721,241	$1,511,816	$1,312,490	$1,092,112
Cost of goods sold, including warehouse and distribution expenses	2,776,533	2,520,534	1,948,627	1,401,859	1,276,511	1,152,815	978,076	873,481	759,090	624,294

Gross profit	2,620,992	2,326,528	1,627,926	1,120,460	1,006,711	892,503	743,165	638,335	553,400	467,818
Selling, general and administrative expenses	1,887,316	1,788,909	1,292,309	815,309	724,396	639,979	552,707	473,060	415,099	353,987
Legacy CSK DOJ investigation settlement	20,900	—	—	—	—	—	—	—	—	—

Operating income	712,776	537,619	335,617	305,151	282,315	252,524	190,458	165,275	138,301	113,831
Gain on settlement of note receivable	11,639	—	—	—	—	—	—	—	—	—
Other income (expense), net	(35,042)	(40,721)	(33,085)	2,337	(50)	(1,455)	(2,721)	(5,233)	(7,319)	(7,104)

Total other income (expense)	(23,403)	(40,721)	(33,085)	2,337	(50)	(1,455)	(2,721)	(5,233)	(7,319)	(7,104)

Income before income taxes and cumulative effect of accounting change	689,373	496,898	302,532	307,488	282,265	251,069	187,737	160,042	130,982	106,727
Provision for income taxes	270,000	189,400	116,300	113,500	104,180	86,803	70,063	59,955	48,990	40,375

Income before cumulative effect of accounting change	419,373	307,498	186,232	193,988	178,085	164,266	117,674	100,087	81,992	66,352
Cumulative effect of accounting change, net of tax (a)	—	—	—	—	—	—	21,892	—	—	—

Net income	$419,373	$307,498	$186,232	$193,988	$178,085	$164,266	$139,566	$100,087	$81,992	$66,352

BASIC EARNINGS PER COMMON SHARE:
Income before cumulative effect of accounting change	$3.02	$2.26	$1.50	$1.69	$1.57	$1.47	$1.07	$0.93	$0.77	$0.64
Cumulative effect of accounting change (a)	—	—	—	—	—	—	0.20	—	—	—

Earnings per share – basic	$3.02	$2.26	$1.50	$1.69	$1.57	$1.47	$1.27	$0.93	$0.77	$0.64

Weighted-average common shares outstanding – basic	138,654	136,230	124,526	114,667	113,253	111,613	110,020	107,816	106,228	104,242

EARNINGS PER COMMON SHARE-ASSUMING DILUTION:
Income before cumulative effect of accounting change	$2.95	$2.23	$1.48	$1.67	$1.55	$1.45	$1.05	$0.92	$0.76	$0.63
Cumulative effect of accounting change (a)	—	—	—	—	—	—	0.20	—	—	—

Earnings per share – assuming dilution	$2.95	$2.23	$1.48	$1.67	$1.55	$1.45	$1.25	$0.92	$0.76	$0.63

Weighted-average common shares outstanding – assuming dilution	141,992	137,882	125,413	116,080	115,119	113,385	111,423	109,060	107,384	105,572

PRO FORMA INCOME STATEMENT DATA: (b)
Sales								$1,511,816	$1,312,490	$1,092,112
Cost of goods sold, including warehouse and distribution expenses								872,658	754,844	618,217

Gross profit								639,158	557,646	473,895
Selling, general and administrative expenses								473,060	415,099	353,987

Operating income								166,098	142,547	119,908
Other income (expense), net								(5,233)	(7,319)	(7,104)

Income before income taxes								160,865	135,228	112,804
Provision for income taxes								60,266	50,595	42,672

Net income								$100,599	$84,633	$70,132

Net income per share								$0.93	$0.8	$0.67

Net income per share – assuming dilution								$0.92	$0.79	$0.66

(a)	The cumulative change in accounting method, effective January 1, 2004, changed the method of applying last-in, first-out accounting policy for certain inventory costs. Under the new method, included in the value of inventory are certain procurement, warehousing and distribution center costs. The previous method was to recognize those costs as incurred, reported as a component of costs of goods sold.
(b)	The pro forma income statement reflects the retroactive application of the cumulative effect of the accounting change to historical periods.

Years ended December 31,	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
(In thousands, except per share data)

SELECTED OPERATING DATA:
Number of stores at year-end (a)	3,570	3,421	3,285	1,830	1,640	1,470	1,249	1,109	981	875
Total store square footage at year-end (in 000’s)(a)(b)	25,315	24,200	23,205	12,439	11,004	9,801	8,318	7,348	6,408	5,882
Sales per weighted-average store ( in 000’s)(a)(b)	$1,527	$1,424	$1,379	$1,430	$1,439	$1,478	$1,443	$1,413	$1,372	$1,426
Sales per weighted-average square foot (b)	$216	$202	$201	$212	$215	$220	$217	$215	$211	$219
Percentage increase in same store sales (c)(d)	8.8%	4.6%	1.5%	3.7%	3.3%	7.5%	6.8%	7.8%	3.7%	8.8%

BALANCE SHEET DATA:
Working capital	$1,072,294	$1,007,576	$821,932	$573,328	$566,892	$424,974	$479,662	$441,617	$483,623	$429,527
Total assets	5,047,827	4,781,471	4,193,317	2,279,737	1,977,496	1,718,896	1,432,357	1,157,033	1,009,419	856,859
Current portion of long-term debt and short-term debt	1,431	106,708	8,131	25,320	309	75,313	592	925	682	16,843
Long-term debt, less current portion	357,273	684,040	724,564	75,149	110,170	25,461	100,322	120,977	190,470	165,618
Shareholders’ equity	3,209,685	2,685,865	2,282,218	1,592,477	1,364,096	1,145,769	947,817	784,285	650,524	556,291

(a)	Store count for 2002 does not include 27 stores acquired from Dick Smith Enterprises and Davie Automotive, Inc. in December 2002.
(b)	Total square footage includes normal selling, office, stockroom and receiving space. Sales per weighted-average store and square foot are weighted to consider the approximate dates of store openings or expansions.
(c)	Same-store sales are calculated based on the change in sales of stores open at least one year. Percentage increase in same-store sales is calculated based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen, sales to team members and sales during the one to two week period certain CSK branded stores were closed for conversion.
(d)	Same-store sales for 2008 include sales for stores acquired in the CSK acquisition. Comparable stores sales for stores operating on O’Reilly systems open at least one year increased 2.6% for the year ended December 31, 2008. Comparable stores sales for stores operating on the legacy CSK system open at least one year decreased 1.7% for the portion of CSK’s sales in 2008 since the July 11, 2008, acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	an overview of the key drivers of the automotive aftermarket;

•	key events and recent developments within our company;

•	our results of operations for the years ended 2010, 2009 and 2008;

•	our liquidity and capital resources;

•	any off balance sheet arrangements we utilize;

•	our guidance for selected financial metrics;

•	any contractual obligations to which we are committed;

•	our critical accounting estimates;

•	the inflation and seasonality of our business;

•	our quarterly results for the years ended December 31, 2010, and 2009; and

•	new accounting standards that affect our company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this annual report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development, CSK Auto Corporation (“CSK”) Department of Justice (“DOJ”) investigation resolution, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses including the acquisition and integration of CSK, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of this annual report on Form 10-K for the year ended December 31, 2010, for additional factors that could materially affect our financial performance.

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States. We are one of the largest automotive aftermarket specialty retailers, selling our products to both do-it-yourself (DIY) customers and professional service providers. Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items and accessories and a complete line of auto body paint and related materials, automotive tools and professional service provider service equipment. As of December 31, 2010, we operated 3,570 stores in 38 states.

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

We believe that the number of U.S. miles driven, number of U.S. registered vehicles, average vehicle age, new light vehicle sales, unperformed maintenance, unemployment and product quality differentiation are key drivers of current and future demand of products sold within the automotive aftermarket.

Number of miles driven:

Total miles driven in the U.S., along with changes in the average age of vehicles on the road, heavily influence the demand for the repair and maintenance products we sell. Historically, the long-term trend in the total miles driven in the U.S. has steadily increased. According to the Department of Transportation, between 1999 and 2007, the total number of miles driven in the U.S. increased at an average annual rate of approximately 1.6%. In 2008, however, difficult macroeconomic conditions and record high gas prices during the first half of the year led to a decrease in the number of miles driven and in 2009, miles driven remained relatively flat. Through November of 2010, miles driven in the U.S. increased by 0.7% with miles driven increasing each month since March. As the U.S. economy recovers, we believe that annual miles driven will return to historical growth rates and continue to increase the demand for our products.

Number of U.S. registered vehicles and new light vehicle sales:

As reported by the Automotive Aftermarket Industry Association (“AAIA”), the total number of vehicles on the road in the U.S. has exhibited steady growth over the past decade, with the total number of registered vehicles increasing 18%, from 205 million light vehicles in 2000 to 242 million in 2009. New light vehicle sales, however, have declined over the past decade. Between 2000 and 2007, new car sales in the U.S. decreased by 7%, from 17.4 million in 2000 to 16.2 million vehicles in 2007. Due to the recent difficult macroeconomic environment in the U.S., new light vehicles sales declined by 18% in 2008 to 13.2 million and declined by 21% in 2009 to 10.4 million vehicles, which is the lowest level in the past decade. Based on the current economic environment, we believe new light vehicle sales will remain below historic levels and consumers will continue to keep their vehicles longer and drive them at higher miles, continuing the trend of an aging vehicle population.

Average vehicle age of registered vehicles:

As reported by the AAIA, the average age of the U.S. vehicle population has increased over the past decade from 9.1 years for passenger cars and 8.5 years for light trucks in 1999 to 10.6 and 9.6 years in 2009, respectively. We believe this increase in average age can be attributed to better engineered and built vehicles, which can be reliably driven at higher miles due to better quality power trains, and interiors and exteriors, the decrease in new car sales over the past two years and the consumers’ willingness to invest in maintaining their higher-mileage, better built vehicles. As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles which are outside of manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for our products as they go through more routine maintenance cycles, have more frequent mechanical failures which require replacement parts and generally require more maintenance than newer vehicles would require.

Unperformed maintenance:

According to estimates compiled by the Automotive Aftermarket Suppliers Association, the annual amount of unperformed or underperformed maintenance in the U.S. totaled $54 billion for 2009 versus $50 billion for 2008. This metric represents the degree to which routine vehicle maintenance recommended by the manufacturer is not being performed. Consumer decisions to avoid or defer maintenance affect demand for our products, and the total amount of unperformed maintenance represents potential future demand. We believe that challenging macroeconomic conditions beginning in 2008 contributed to the increased amount of unperformed maintenance in 2009; however, with the reduced number of new car sales and consumers’ increased focus on maintaining their current vehicle with the expectation of keeping the vehicle longer than they would have in a better macroeconomic environment, we believe the amount of underperformed maintenance decreased in 2010, resulting in a strong year in the automotive aftermarket.

Unemployment:

Challenging macroeconomic conditions have lead to high levels of unemployment. Monthly U.S. unemployment rates for 2010 ranged from 9.4% to 9.9%. We believe that these unemployment rates and continued uncertainty in the overall economic health have a negative impact on consumer confidence and the level of consumer discretionary spending. We also believe macroeconomic uncertainties and the potential for future joblessness can motivate consumers to find ways to save money and can be an important factor in the consumer’s decision to defer the purchase of a new vehicle. While the deferral of vehicle purchases has lead to an increase in vehicle maintenance, long term trends of high unemployment levels could reduce the number of total annual miles driven as well as decrease consumer discretionary spending habits, both of which could negatively impact our business.

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

KEY EVENTS AND RECENT DEVELOPMENTS

Several key events have had or may have a significant effect on our operations and are summarized below:

•

Since July 11, 2008, and as a result of the CSK acquisition, we have incurred and may continue to incur legal fees related to ongoing governmental investigations and indemnity obligations for the litigation that has commenced against CSK and former CSK employees. O’Reilly and the DOJ have now agreed in principle, subject to final documentation, to resolve the DOJ investigation of CSK’s legacy accounting practices. Based upon the agreement in principle for a final settlement, we have recorded a charge of $20.9 million for the year ended December 31, 2010, in anticipation of the DOJ, CSK and O’Reilly executing a Non-Prosecution Agreement.

•

On July 11, 2008, we agreed to become a guarantor, on a subordinated basis, of the $100 million principal amount of 6  3/4% Exchangeable Senior Notes due 2025 (the “Notes”) originally issued by CSK. The Notes were exchangeable, under certain circumstances, into cash and shares of our common stock. The Notes bore interest at 6.75% per year until December 15, 2010, and 6.5% until maturity. During 2010, all holders of the Notes exercised their right to exchange and on December 21, 2010, the Notes were retired.

•

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

•

On December 29, 2010, we completed a corporate reorganization creating a holding company structure (the “Reorganization”). The Reorganization was implemented through an agreement and plan of merger under Section 351.448 of The General Corporation Law of the State of Missouri which did not require a vote of the shareholders. As a result of the Reorganization, the previous parent company and registrant O’Reilly Automotive, Inc. (“Old O’Reilly”) was renamed O’Reilly Automotive Stores, Inc. and is now a wholly owned subsidiary of the new parent company and registrant, which was renamed O’Reilly Automotive, Inc.

•

On January 11, 2011, we announced a new Board-approved share repurchase program (the “Repurchase Program”) that authorizes us to repurchase up to $500 million of shares of our common stock over a three-year period. Stock repurchases under the Repurchase Program may be made from time to time as we deem appropriate, solely through open market purchases effected through a broker dealer at prevailing market prices, and we may increase or otherwise modify the Repurchase Program at any time without prior notice.

•

On January 14, 2011, we issued $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 (the “2011 4.875% Senior Notes”) in the public market, of which we, and certain of our subsidiaries, are the guarantors and UMB Bank, N.A. (“UMB”) is trustee. The 2011 4.875% Senior Notes bear interest at 4.875% which is payable on January 14 and July 14 of each year, beginning on July 14, 2011. The 2011 4.875% Senior Notes mature on July 14, 2021. Proceeds from the issuance of the 2011 4.875% Senior Notes were used to repay all outstanding borrowings under our previous credit facility, pay fees associated with the issuance and for general corporate purposes. Concurrent with the closing and issuance of the 2011 4.875% Senior Notes, on January 14, 2011, we entered into a credit agreement for a $750 million unsecured revolving credit facility (“the Revolver”) arranged by Bank of America, N.A. (“BA”) and Barclays Capital (“Barclays”) and simultaneously retired our existing secured revolving credit facility.

RESULTS OF OPERATIONS

The following table sets forth certain income statement data as a percentage of sales for the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,
	2010	2009	2008
Sales	100.0%	100.0%	100.0%
Cost of goods sold, including warehouse and distribution expenses	51.4	52.0	54.5

Gross profit	48.6	48.0	45.5
Selling, general and administrative expenses	35.0	36.9	36.1
Legacy CSK DOJ investigation charge	0.4	0.0	0.0

Operating income	13.2	11.1	9.4
Debt prepayment costs	—	—	(0.2)
Interim facility commitment fee	—	—	(0.1)
Interest expense	(0.7)	(0.9)	(0.7)
Interest income	—	—	0.1
Gain on settlement of note receivable	0.2	—	—
Other income, net	0.1	0.1	—

Income before income taxes	12.8	10.3	8.5
Provision for income taxes	5.0	4.0	3.3

Net income	7.8%	6.3%	5.2%

2010 Compared to 2009

Sales:

Sales increased $550 million, or 11%, from $4.85 billion in 2009 to $5.4 billion in 2010. The following table presents the components of the increase in sales for the year ended December 31, 2010 (in millions):

Increase in Sales for the Year Ended December 31, 2010, compared to the same period in 2009
Comparable store sales	$417
Stores opened throughout 2009, excluding stores open at least one year that are included in comparable stores sales	56
Sales of stores opened throughout 2010	74
Non-store sales including machinery, sales to independent parts stores and team members	8
Sales in 2009 for stores that have closed	(5)

Total increase in sales	$550

Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to team members and sales during the one- to two-week period certain CSK branded stores were closed for conversion. Comparable store sales increased 8.8% for the year ended December 31, 2010, versus 4.6% for the year ended December 31, 2009.

We believe that the increased sales achieved by our stores are the result of superior inventory availability, a broader selection of products offered in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of the stores, compensation programs for all store team members that provide incentives for performance and our continued focus on serving professional service providers. The improvement in comparable store sales for the year was driven both by increased transaction counts and higher average ticket values. We believe that the increase in transaction counts is a result of the customer’s focus on better maintaining their current vehicles, the stabilization of the economy and gas prices during the year and the growth of our commercial business in the acquired CSK markets. The improvement in average ticket value is primarily the result of a larger percentage of our total sales derived from higher priced hard parts categories.

Store growth:

At December 31, 2010, we operated 3,570 stores compared to 3,421 stores at December 31, 2009. We anticipate new store unit growth to increase to 170 net new stores in 2011 versus 149 net new stores in 2010.

Gross profit:

Gross profit increased $294 million, or 13%, from $2.33 billion (48.0% of sales) in 2009 to $2.62 billion (48.6% of sales) in 2010. The increase in gross profit dollars was primarily a result of the increase in sales from new stores and the increase in comparable store sales at existing stores. The increase in gross profit as a percentage of sales was the result of improved product mix, lower product acquisition costs and decreased inventory shrinkage at converted CSK stores, partially offset by the impact of increased commercial sales as a percent of the total sales mix and reduced leverage on the expanded number of distribution centers. The improvement in product mix is primarily driven by increased sales in the hard part categories, which typically generate a higher gross margin percentage than other categories. Increasing hard part sales are the result of strong consumer demand as consumers retain their vehicles longer and our enhanced and more comprehensive inventory levels in the hard part categories in the CSK stores, supported by a more extensive and robust distribution network. Lower product acquisition costs are derived from improved negotiating leverage with our vendors as the result of large purchase volume increases associated with the acquisition of CSK. The benefit of this improvement in gross margin was realized in the first and second quarter of 2010 as compared to the same periods in 2009 when we renegotiated these vendor contracts. Our gross margin results for the third and fourth quarters of 2010 reflect comparable periods of improved purchasing leverage. The decrease in inventory shrinkage at converted CSK stores is the result of the more robust O’Reilly point of sale system (“POS”), which was installed in all CSK stores when they converted to the O’Reilly distribution systems. The O’Reilly POS provides our store managers with better tools to track and control inventory resulting in improved inventory shrinkage. Commercial sales are growing at a faster rate than DIY sales as a result of the enhanced distribution model in our western markets, which supports the implementation of our dual market strategy in these areas. Commercial sales typically carry a lower gross margin percentage than DIY sales, as volume discounts are granted on wholesale transactions to professional customers, and create pressure on our gross margin as a percent of sales. The reduced leverage on distribution center costs is the result of the additional distribution centers, which have been opened in conjunction with the CSK integration plan. New team members in these distribution centers are not yet fully proficient with distribution operations, resulting in inefficiencies. We believe that the long term impact of the improved negotiating leverage with our vendors will allow us to generate gross margins at levels comparable to our 2010 full year results going forward, however continued growth in our commercial sales, as a percent of the total sales mix, will continue to pressure our gross margin results in the future.

Selling, general and administrative expenses:

SG&A increased approximately $100 million, or 6%, from $1.79 billion (36.9% of sales) in 2009 to $1.89 billion (35.0% of sales) in 2010. The increase in total SG&A dollars is primarily the result of additional employees, facilities and vehicles to support our increased store count and dual market strategy in the acquired CSK stores, as well as increased incentive compensation for team members resulting from strong comparable store sales. The decrease in SG&A as a percentage of sales was primarily attributable to increased leverage of fixed costs on very strong comparable store sales levels.

Operating income:

Operating income increased $175 million, or 33%, from $538 million (11.1% of sales) in 2009 to $713 million (13.2% of sales) in 2010. The increase in operating income is the result of increased sales and gross profit, offset by the increased SG&A discussed above as well as a $21 million charge related to the legacy DOJ investigation of CSK as discussed in Item 3, “Legal Proceedings” and Note 14 “Legal Matters” to the consolidated financial statements. The increase in operating income as a percentage of sales is the result of our improvements in gross margin and significant leverage on fixed SG&A costs from strong comparable store sales. This full-year operating income as a percentage of sales represents a record high for the Company, and we would anticipate these operating levels to be sustainable.

Other income and expense:

Interest expense decreased $6 million, from $45 million (or 0.9% of sales) in 2009 to $39 million (or 0.7% of sales) in 2010. The decrease in interest expense during 2010 as compared to 2009 is the result of a lower level of average outstanding borrowings under our secured asset-backed credit facility (“Credit Facility”). Included as a component of “Other income” for the year ended December 31, 2010, is a nonrecurring, non-operating gain of $12 million related to the favorable settlement of a note receivable acquired in the acquisition of CSK.

Income taxes:

Our provision for income taxes increased $81 million from $189 million (38.1% effective tax rate) in 2009 to $270 million (39.2% effective tax rate) in 2010. The increase in our provision for income taxes is due to the increase in our taxable income. The increase in the effective rate is primarily the result of the charge related to the CSK DOJ investigation of $21 million which is not expected to be deductible for tax purposes.

Net income:

As a result of the impacts discussed above, net income increased $112 million, or 36%, from $307 million (6.3% of sales) in 2009 to $419 million (7.8% of sales) in 2010.

Earnings per share:

Our diluted earnings per common share for the year ended December 31, 2010, increased 32% to $2.95 on 142 million shares compared to $2.23 for the year ended December 31, 2009, on 138 million shares.

Adjustments for nonrecurring and non-operating events:

Our year-to-date results include a nonrecurring charge related to the ongoing, legacy DOJ investigation of CSK as well as a nonrecurring, non-operating gain in other income related to the settlement of a note receivable acquired from CSK. Adjusted operating income, excluding the impact of the charge related to the DOJ investigation of CSK, increased 37% to $734 million (13.6% of sales) for the year ended December 31, 2010, from $538 million (11.1% of sales) for the same period in 2009. Adjusted net income, excluding the impact of the charge related to the DOJ investigation of CSK and the gain on the settlement of the note receivable increased 41% to $433 million (8.0% of sales) for the year ended December 31, 2010, from $307 million (6.3% of sales) for the same period in 2009. Adjusted diluted earnings per common share, excluding the impact of the charge related to the DOJ investigation of CSK and the gain on the settlement of the note receivable, increased 37% to $3.05 for the year ended December 31, 2010, from $2.23 for the same period in 2009.

The table below outlines the impact of the charge and the gain for the year ended December 31, 2010, as compared to the same period in 2009 (amounts in thousands, except per share data):

	For the Year Ended December 31,
	2010		2009
	Amount	% of Sales	Amount	% of Sales
Operating income	$712,776	13.2%	$537,619	11.1%
Legacy CSK DOJ investigation charge	20,900	0.4%	—	—%

Adjusted operating income	$733,676	13.6%	$537,619	11.1%

Net income	$419,373	7.8%	$307,498	6.3%
Legacy CSK DOJ investigation charge	20,900	0.4%	—	—%
Gain on settlement of note receivable, net of tax	(7,215)	(0.2)%	—	—%

Adjusted net income	$433,058	8.0%	$307,498	6.3%

Diluted earnings per common share	$2.95		$2.23
Legacy CSK DOJ investigation charge	0.15		—
Gain on settlement of note receivable, net of tax	(0.05)		—

Adjusted diluted earnings per common share	$3.05		$2.23

The financial information presented in the table above is not derived in accordance with United States generally accepted accounting principles (“GAAP”). These items include adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of financial results and estimates excluding the impact of the CSK DOJ investigation charge and the gain on the settlement of the CSK note receivable provides meaningful supplemental information to both management and investors that is indicative of our core operations. We exclude these items in judging our performance and believe this non-GAAP information is useful to investors as well. The material limitation of these non-GAAP measures is that such measures are not reflective of actual GAAP amounts. We compensate for this limitation by presenting, in the table above, the accompanying reconciliation to the most directly comparable GAAP measures.

2009 Compared to 2008

Sales:

Sales increased $1.27 billion, or 36%, from $3.58 billion in 2008 to $4.85 billion in 2009. The following table presents the components of the increase in sales for the year ended December 31, 2009 (in millions):

Increase in Sales for the Year Ended December 31, 2009, compared to the same period in 2008
Comparable store sales	$189
Stores opened throughout 2008, excluding stores open at least one year that are included in comparable stores sales	72
Sales of stores opened throughout 2009	73
Non-store sales including machinery, sales to independent part stores and team members	4
Sales in 2008 for stores that have merged or closed	(2)
Acquired CSK store sales, excluding sales that are included in comparable store sales (sales after 7/11/2009, the one year anniversary of the acquisition)	935

Total increase in sales	$1,271

Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to team members and sales during the one-to-two week period certain CSK branded stores were closed for conversion. Comparable store sales for stores operating on the O’Reilly systems increased 5.4% for the year ended December 31, 2009. The O’Reilly systems comparable store sales results consisted of a 6.6% increase for the core O’Reilly and post conversion Schuck’s stores, a 2.1% increase from the 123 converted Checker stores and a 11.9% decrease in comparable stores sales from the 141 converted Murray’s stores. Comparable store sales for stores operating on the legacy CSK system increased 3.0% for the year ended December 31, 2009. Consolidated comparable store sales increased 4.6% for the year ended December 31, 2009, versus 1.5% for the year ended December 31, 2008.

We believe that the increased sales achieved by our stores are the result of superior inventory availability, a broader selection of products offered in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of the stores, compensation programs for all store team members that provide incentives for performance and our continued focus on serving professional service providers. The improvement in comparable store sales was primarily driven by an increase in transaction counts, while average ticket remained flat with the prior year. The flat average ticket value was attributable to more complex and costly repair parts, consistent with ongoing industry trends offset by competitive price reductions in the acquired CSK stores and the addition of a wider assortment of entry level products in those stores.

Store growth:

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

Gross profit:

Gross profit increased $699 million, or 43%, from $1.63 billion (45.5% of sales) in 2008 to $2.33 billion (48.0% of sales) in 2009. The increase in gross profit dollars was primarily a result of the inclusion of a full year of sales from acquired CSK stores in 2009 versus roughly one half of a year of sales from acquired CSK stores in 2008, the increase in sales from new stores and an increase in comparable store sales from existing stores. The increase in gross profit as a percentage of sales is the result of lower product acquisition cost, changes in our product mix, distribution system improvements and a favorable pricing environment on certain commodity based products. Product acquisition costs improved primarily due to continued negotiating leverage with our vendors as a result of our significant growth related to the acquisition of CSK. We anticipate continued improvements in product acquisition costs at a moderate rate in 2010 from a full year of the benefit from improved leverage with our vendors as we anniversary product line changeovers in the acquired CSK stores throughout the year. We improved our product mix by continuing to implement strategies to differentiate our merchandise selections at each store based on customer demand and vehicle demographics in the store’s market and through ongoing Team Member training initiatives focused on selling products with greater gross margin contribution. Additionally, gross margin percentage improved as a result of an increased percentage of our total sales mix to DIY customers. Prior to the acquisition of CSK, our mix of sales to DIY customers was approximately equal to sales to professional service provider customers. At the time of the acquisition in July of 2008, acquired CSK stores generated more than 90% of their total sales from DIY customers. The addition of the acquired CSK stores’ predominantly retail sales has resulted in a mix shift of our consolidated sales to approximately 65% DIY and 35% professional service provider. In 2009, core O’Reilly stores derived approximately 53% of our sales from our DIY customers and approximately 47% from our professional service provider customers, while acquired CSK stores derived approximately 84% of sales from our DIY customers and approximately 16% from our professional service provider customers. Sales to DIY customers generally have higher gross margin percentages than sales to professional service providers as volume discounts are granted on these wholesale transactions to professional service providers. In addition, we have added our private label product lines to the acquired CSK stores inventory mix. Private label product sales generally offer better gross margin percentages than sales of corresponding branded products. Improvements in our distribution system were the result of capital projects designed to create operating expense efficiencies. The reductions in commodity prices, without corresponding decreases in retail pricing, that we experienced in 2009 returned to more normal levels by the end of 2009 and we would not anticipate this favorable pricing environment to continue in 2010. Additionally, in conjunction with the opening of our distribution centers (“DC”) in our western markets, we would anticipate a temporary decrease in distribution efficiencies as the new DC team members become proficient with the O’Reilly distribution systems and as duplicative capacity is removed from the system.

Selling, general and administrative expense:

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

Operating income:

Operating income in 2009 increased $202 million, or 60%, from $336 million (or 9.4% of sales) in 2008 to $538 million (or 11.1% of sales) in 2009, representing an increase of 60%.

Interest expense:

Interest expense increased $19 million, from $26 million (or 0.7% of sales) in 2008 to $45 million (or 0.9% of sales) in 2009. The increase in interest expense is the result of a full-year of borrowings under our Credit Facility in 2009 that was used to fund the acquisition of CSK in 2008, the opening of new stores, ongoing capital expenditures related to the integration of the operations of CSK, the expansion of our distribution infrastructure and the operation of our existing stores slightly offset by more favorable interest rates in 2009 on the non-swapped portion of the outstanding borrowings under our Credit Facility which are subject to variable interest rate changes. Other income (expense) for the year ended December 31, 2008, included one-time charges of $4 million for interim financing facility commitment fees related to the CSK acquisition and $7 million of debt prepayment costs resulting from the payoff of our existing senior notes and synthetic lease facility.

Income taxes:

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

Net income:

As a result of the impacts discussed above, net income increased $121 million, or 65%, from $186 million in 2008 (5.2% of sales) to $307 million in 2009 (6.3% of sales).

Earnings per share:

Our diluted earnings per common share for the year ended December 31, 2009, increased 51% to $2.23 on 138 million shares compared to $1.48 for the year ended December 31, 2008, on 125 million shares.

Adjustments for nonrecurring and non-operating events:

Our year ended December 31, 2008, included one-time and non-cash charges related to the July 11, 2008, acquisition of CSK. These charges included one-time costs for prepayment and extinguishment of our existing debt, commitment fees for an unused interim financing facility, a one-time adjustment to the tax liabilities resulting from the acquisition of CSK, a one-time charge to conform the CSK team member vacation policy with the O’Reilly policy and a non-cash charge to amortize the value assigned to CSK’s trade names and trademarks, which will be amortized over a period coinciding with the anticipated conversion of CSK store locations. Our year ended December 31, 2009, results included a non-cash charge to amortize the value assigned to CSK’s trade names and trademarks. Adjusted diluted earnings per share, excluding the impact of the acquisition related charges, increased 38% to $2.26 for the year ended December 31, 2009, from $1.64 for the same period one year ago. The table below outlines the impact of the acquisition related charges for the years ended December 31, 2009 and 2008 (amounts in thousands, except per share data):

	For the Year Ended December 31,
	2009		2008
	Amount	% of Sales	Amount	% of Sales
Net income	$307,498	6.3%	$186,232	5.2%
Acquisition related charges:
Debt prepayment costs, net of tax	—	—%	4,402	0.1%
Commitment fee for interim financing facility, net of tax	—	—%	2,552	0.1%
Adjustments to tax liabilities	—	—%	3,142	0.1%
Charge to conform vacation policies, net of tax	—	—%	5,879	0.1%
Amortization of trade names and trademarks, net of tax	3,894	0.1%	3,267	0.1%

Adjusted net income	$311,392	6.4%	$205,474	5.7%

Diluted earnings per common share	$2.23		$1.48
Acquisition related charges:
Debt prepayment costs, net of tax	—		0.04
Commitment fee for interim financing facility, net of tax	—		0.02
Adjustments to tax liabilities	—		0.02
Charge to conform vacation policies, net of tax	—		0.05
Amortization of trade names and trademarks, net of tax	0.03		0.03

Adjusted diluted earnings per common share	$2.26		$1.64

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

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights our liquidity and related ratios for the years ended December 31, 2010 and 2009, as well as our cash flows from operating, investing and financing activities for the fiscal years ended December 31, 2010, 2009 and 2008 (amounts in millions):

	Year Ended
Liquidity and Related Ratios	December 31, 2010	December 31, 2009	Percentage Change
Current assets	$2,301	$2,227	3.3%
Quick assets (1)	213	198	7.6%
Current liabilities	1,229	1,219	0.8%
Working capital (2)	1,072	1,008	6.3%
Total debt	359	791	(54.6)%
Total equity	$3,210	$2,686	19.5%
Current ratio (3)	1.87:1	1.83:1	2.2%
Quick ratio (4)	0.23:1	0.26:1	(11.5)%
Debt to equity (5)	0.11	0.29	(62.1)%
Adjusted debt to adjusted EBITDAR ratio (6)	1.6:1	2.4:1	(33.3)%

	Year Ended
Liquidity	December 31, 2010	December 31, 2009	December 31, 2008
Total cash provided by (used in):
Operating activities	$703,687	$285,200	$298,542
Investing activities	(351,277)	(410,661)	(367,597)
Financing activities	(349,624)	121,095	52,801
Increase (decrease) in cash and cash equivalents	$2,786	$(4,366)	$(16,254)

(1)	Quick assets include cash, cash equivalents and receivables.
(2)	Working capital is calculated as current assets less current liabilities.
(3)	Current ratio is calculated as current assets divided by current liabilities.
(4)	Quick ratio is calculated as current assets, less inventories, divided by current liabilities.
(5)	Debt to equity is calculated as total debt divided by total shareholders’ equity.
(6)	Adjusted debt is calculated as the sum of debt, letters of credit and six-times rent, less the premium on exchangeable notes.

Adjusted EBITDAR is calculated as the sum of net income, interest expense, taxes, depreciation and amortization, rent expense and stock option compensation expense, less the charge related to the CSK DOJ investigation and the nonrecurring, non-operating gain related to the settlement of the CSK note receivable, net of tax, for the year ended December 31, 2010.

Liquidity and related ratios:

Our working capital increased 6% from 2009 to 2010, primarily driven by an increased investment in hard parts inventories in the acquired CSK stores as we continue to grow and expand the professional service provider business in those markets as well as the additional net inventory investment required by our new store growth. Total debt decreased 55% and total equity increased 20% from 2009 to 2010. The decrease in total debt was driven by strong cash flow from operations which allowed us to substantially pay down the outstanding borrowings under our Credit Facility. The increase in total equity was due to increased retained earnings resulting from strong net income in 2010 and an increase in additional paid-in capital, primarily from the issuance of common stock upon the exercise of stock options and the related tax benefits as well as the impact of share based compensation.

Operating activities:

Net cash provided by operating activities was $704 million in 2010, $285 million in 2009 and $299 million in 2008. The increase in cash provided by operating activities in 2010 compared to 2009 is primarily due to an increase in net income (adjusted for the effect of non-cash depreciation and amortization charges, gain/loss on property and equipment, deferred income taxes and stock based compensation charges), a significant decrease in net inventory investment and an increase in other liabilities as compared to the same period in 2009. Net inventory investment reflects our investment in inventory, net of the amount of accounts payable to vendors. The decrease in net inventory investment in 2010 as compared to 2009 is the result of the significant investments in 2009 to improve the inventory availability in the acquired CSK stores. Although our investment in net inventory decreased year over year in 2010, duplicative and excess inventory levels throughout our distribution network have lead to an increase in per store average inventory. The average per-store inventory for our stores increased to $0.57 million as of December 31, 2010, from $0.56 million as of December 31, 2009. The increase in other liabilities is principally due to the accrual of the CSK DOJ investigation charge during 2010 which is expected to be paid in 2011. The decrease in net cash provided by operating activities in 2009 compared to 2008 was principally due to an increase in net inventory investment in 2009 as discussed above, which was slightly offset by an increase in operating income adjusted for non-cash depreciation and amortization expenses. The average per-store inventory for our stores increased to $0.56 million as of December 31, 2009, from $0.48 million as of December 31, 2008 as we made significant investments in the acquired CSK stores in 2009 to improve the inventory availability. During 2011, we will continue to refine the inventory levels in the acquired CSK stores and will focus on returning excess quantities to vendors where appropriate and selling through the remainder of the excess quantities on hand in the stores.

Investing activities:

Net cash used in investing activities was $351 million in 2010, $411 million in 2009 and $368 million in 2008. The decrease in cash used in investing activities in 2010 compared to 2009 is principally due to a decrease in capital expenditures associated with the integration of CSK and an increase in payments received on notes receivable. Capital expenditures were $365 million in 2010, $415 million in 2009, and $342 million in 2008. Capital expenditures related to the acquisition of CSK include the purchase of properties for DCs and costs associated with the conversion of CSK stores to the O’Reilly Brand. Although we opened four new DCs in 2010, a significant portion of the capital expenditures for these DCs occurred in 2009 as we acquired property and began construction of the facilities. The increase in payments received on notes receivable was due to the one-time nonrecurring payment received to settle the note receivable acquired from CSK. Increases in cash used in investing activities in both 2009 and 2008 were primarily due to an increase in capital expenditures related to the conversions of acquired CSK stores to the O’Reilly Brand and the properties and facilities for the additional DCs. We opened 149 net new stores in 2010 and 150 net new stores in both 2009 and 2008. We plan to open 170 net new stores in 2011. The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, net inventory investment and computer equipment) are estimated to average approximately $1.4 million to $1.6 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site.

Financing activities:

Net cash used in financing activities was $350 million in 2010, compared to net cash provided by financing activities of $121 million in 2009 and $53 million in 2008. Net cash used in financing activities in 2010 compared to net cash provided by financing activities in 2009 is driven by the increase in net repayments of outstanding borrowings on our long-term debt. The repayments in 2010 were funded by increased cash provided by operating activities as well as decreased capital expenditures compared to the same period in 2009. The increase in cash provided by financing activities in 2009 compared to 2008 was primarily the result of an increase in the net proceeds from the issuance of common stock related to our stock option plans and the associated tax benefit from the exercises.

Sources of liquidity:

Our long-term business strategy requires capital to open new stores, to complete the conversions of the acquired CSK stores, expand distribution infrastructure and operate existing stores. The primary sources of our liquidity are funds generated from operations and borrowed under our Revolver. Decreased demand for our products or changes in customer buying patterns could negatively impact our ability to generate funds from operations. Additionally, decreased demand or changes in buying patterns could impact our ability to meet the debt covenants of our credit agreement and, therefore, negatively impact the funds available under our Revolver. We believe that cash expected to be provided by operating activities and availability under our Revolver will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future. However, there can be no assurance that we will continue to generate cash flows at or above recent levels.

Credit facilities:

On July 11, 2008, in connection with the acquisition of CSK, we entered into a credit agreement for a five-year $1.2 billion secured credit facility arranged by BA (the “Credit Facility”), which we used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward. This Credit Facility replaced a previous unsecured, five-year syndicated revolving credit facility in the amount of $100 million.

The Credit Facility was comprised of a $1.075 billion tranche A revolving credit facility and a $125.0 million first-in-last-out revolving credit facility (“FILO tranche”). On the date of the transaction, the amount of the borrowing base available, as described in the credit agreement, under the Credit Facility was $1.05 billion of which we borrowed $588 million. We used borrowings under the Credit Facility to repay certain existing debt of CSK, repay our $75 million 2006-A Senior Notes and purchase all of the properties that had been leased under our synthetic lease facility. The terms of the Credit Facility granted us the right to terminate the FILO tranche upon meeting certain requirements, including no events of default and aggregate projected availability under the Credit Facility. During the year ended December 31, 2010, we elected to exercise our right to terminate the FILO tranche. As of December 31, 2010 and 2009, the amount of the borrowing base available under the Credit Facility was $1.071 billion and $1.196 billion, respectively, of which we had outstanding borrowings of $356 million and $679 million, respectively. The available borrowings under the Credit Facility were also reduced by stand-by letters of credit issued by us primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. As of December 31, 2010 and 2009, we had stand-by letters of credit outstanding in the amount of $71 million and $72 million, respectively, and the aggregate availability for additional borrowings under the Credit Facility was $644 million and $445 million, respectively. As part of the Credit Facility, we had pledged substantially all of our assets as collateral and we were subject to an ongoing consolidated leverage ratio covenant, with which we complied as of December 31, 2010 and 2009.

At December 31, 2010, borrowings under the tranche A revolver bore interest, at our option, at a rate equal to either a base rate plus 1.00% per annum or LIBOR plus 2.00% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate was equal to the higher of the prime lending rate established by BA from time to time and the federal funds effective rate as in effect from time to time plus 0.50%. Fees related to unused capacity under the Credit Facility were assessed at a rate of 0.50% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity. In addition, we paid customary commitment fees, letter of credit fees, underwriting fees and other administrative fees in respect of the Credit Facility. All outstanding borrowings under the Credit Facility were repaid in conjunction with the issuance of our 2011 4.875% Senior Notes on January 14, 2011, as further discussed below.

On January 14, 2011, we entered into a new credit agreement for a five-year $750 million unsecured revolving credit facility (the “Revolver”) arranged by BA and Barclays, which matures in January of 2016. The Revolver includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings. Our ability to draw under the revolving facility is conditioned upon, among other things, our ability to certify that the representations and warranties contained in the credit agreement are true, correct and complete in all material respects and that no event of default has occurred or would result from the proposed extension of credit. Borrowings under the Revolver (other than swing line loans) bear interest, at our option, at either the Base Rate or Eurodollar Rate (both as defined in the agreement) plus a margin, that will vary from 1.325% to 2.500% in the case of loans bearing interest at the Eurodollar Rate and 0.325% to 1.500% in the case of loans bearing interest at the Base Rate, in each case based upon the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services. Swing line loans made under the Revolver bear interest at the Base Rate plus the applicable margin described above. In addition, we will pay a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments, varying from 0.175% to 0.500% based upon the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services. The Revolver replaced the secured Credit Facility we entered into on July 11, 2008.

6 3/4% Exchangeable Senior Notes:

On July 11, 2008, we executed the Third Supplemental Indenture (the “Third Supplemental Indenture”) to the 6 3/4% Exchangeable Senior Notes due 2025 (the “Notes”), in which we agreed to become a guarantor, on a subordinated basis, of the $100 million principal amount of the Notes originally issued by CSK pursuant to an Indenture dated as of December 19, 2005, as amended and supplemented by the First Supplemental Indenture dated as of December 30, 2005, and the Second Supplemental Indenture, dated as of July 27, 2006, by and between CSK Auto Corporation, CSK Auto, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. On December 31, 2008, and effective as of July 11, 2008, we entered into the Fourth Supplemental Indenture in order to correct the definition of Exchange Rate in the Third Supplemental Indenture.

The Notes were exchangeable, under certain circumstances, into cash and shares of our common stock. The Notes bore interest at 6.75% per year until December 15, 2010, and 6.50% until maturity on December 15, 2025. Prior to their stated maturity, these Notes were exchangeable by the holder only under the following circumstances (as more fully described in the indenture under which the Notes were issued):

•

during any fiscal quarter (and only during that fiscal quarter) commencing after July 11, 2008, if the last reported sale price of our common stock was greater than or equal to 130% of the applicable exchange price of $36.17 for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	if the Notes had been called for redemption by us; or

•	upon the occurrence of specified corporate transactions, such as a change in control.

On July 1, 2010, the Notes became exchangeable at the option of the holders and remained exchangeable through September 30, 2010, the last trading day of our third quarter, as provided for in the indentures governing the Notes. The Notes became exchangeable as our common stock closed at or above 130% of the Exchange Price (as defined in the indentures governing the Notes) for 20 trading days within the 30 consecutive trading day period ending on June 30, 2010. As a result, during the exchange period commencing July 1, 2010, and continuing through and including September 30, 2010, for each $1,000 principal amount of the Notes held, holders of the Notes could, if they elected, surrender their Notes for exchange. If the Notes were exchanged, we would deliver cash equal to the lesser of the aggregate principal amount of Notes to be exchanged and our total exchange obligation and, in the event our total exchange obligation exceeded the aggregate principal amount of Notes to be exchanged, shares of our common stock in respect of that excess. The total exchange obligation reflects the exchange rate whereby each $1,000 in principal amount of the Notes is exchangeable into an equivalent value of approximately 25.97 shares of our common stock and approximately $60.61 in cash. On September 28, 2010, certain holders of the Notes delivered notice to the exchange agent to exercise their right to exchange $11 million of the principal amount of the Notes. The Cash Settlement Averaging Period (as defined in the indentures governing the Notes) ended on October 27, 2010, and on October 29, 2010, we delivered $11 million in cash, which represented the principal amount of the Notes exchanged and the value of partial shares, and 92,855 shares of our common stock to the exchange agent in settlement of the exchange obligation. Concurrently, we retired the $11 million principal amount of the exchanged Notes. On October 1, 2010, the Notes again became exchangeable at the option of the holders and remained exchangeable through December 31, 2010.

The Noteholders had the option to require us to repurchase some or all of the Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest on December 15, 2010; December 15, 2015; or December 15, 2020, or on any date following a fundamental change as described in the indenture. We had the option to redeem some or all of the Notes for cash at a redemption price of 100% of the principal amount plus any accrued and unpaid interest on or after December 15, 2010, upon at least 35-calendar days notice. On November 15, 2010, we announced our intention to redeem the Notes on December 21, 2010, at a redemption price of 100% of the principal amount thereof, plus any accrued and unpaid interest up to, but not including, the redemption date.

On or prior to December 17, 2010, the remaining holders of the Notes delivered notice to the exchange agent to exercise their right to exchange the $89 million remaining principal amount of the Notes. The Cash Settlement Averaging Period (as defined in the indentures governing the Notes) ended on December 16, 2010, and on December 21, 2010, we delivered $89 million in cash, which represented the principal amount of the Notes exchanged and the value of partial shares, and 939,312 shares of our common stock to the exchange agent in settlement of the exchange obligation. Concurrently, we retired the $89 million principal amount of the exchanged Notes.

4.875% Senior Notes due 2021:

On January 14, 2011, we issued $500 million aggregate principal amount of unsecured 4.875% Senior Notes at a price to the public of 99.297% of their face value in the public market, of which certain of our subsidiaries are the guarantors, and UMB is trustee. The 2011 4.875% Senior Notes bear interest at 4.875% which is payable on January 14 and July 14 of each year, beginning on July 14, 2011. The 2011 4.875% Senior Notes mature on January 14, 2021. Proceeds from the issuance of the 2011 4.875% Senior Notes were used to repay all outstanding borrowings under our previous secured Credit Facility, to pay fees associated with the issuance and for general corporate purposes.

Prior to October 14, 2020, the 2011 4.875% Senior Notes are redeemable, in whole, at any time, or in part, from time to time, at our option upon not less than 30 nor more than 60 days’ notice at a redemption price, plus any accrued and unpaid interest to, but not including, the redemption date, equal to the greater of:

•	100% of the principal amount thereof; or

•

the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable Treasury Yield (as defined in the indenture governing the 2011 4.875% Senior Notes) plus 25 basis points.

On or after October 14, 2020, the 2011 4.875% Senior Notes are redeemable, in whole at any time or in part from time to time, at our option upon not less than 30 nor more than 60 days’ notice at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. In addition, if we undergo a Change of Control Triggering Event (as defined in the indenture governing the 2011 4.875% Senior Notes), holders of the 2011 4.875% Senior Notes may require us to repurchase all or a portion of their notes at a price equal to 101% of the principal amount of the 2011 4.875% Senior Notes being repurchased, plus accrued and unpaid interest, if any, to but not including the repurchase date.

Debt covenants:

The indenture governing the 2011 4.875% Senior Notes contains covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) create certain liens on assets to secure certain debt; (ii) enter into certain sale and leaseback transactions; and (iii) merge or consolidate with another company or transfer all or substantially all of our or its property, in each case as set forth in the indenture. These covenants are, however, subject to a number of important limitations and exceptions.

The new Revolver contains certain positive and negative debt covenants. These covenants include limitations on total outstanding borrowings under the Revolver, a minimum fixed charge coverage ratio of 2.00 times from the closing through December 31, 2012, 2.25 times through December 31, 2014, and 2.50 times through maturity and a maximum adjusted consolidated leverage ratio of 3.00 times from the closing through maturity. Our consolidated leverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and stock option compensation expense (“EBITDAR”) to adjusted debt. Adjusted debt includes outstanding debt, outstanding standby letters of credit, six times capitalized rent and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. As of January 14, 2011, we were in compliance with all covenants related to our borrowing arrangements and expect to remain in compliance with those covenants in the future.

Our adjusted debt to adjusted EBITDAR ratio was 1.6 times and 2.4 times as of December 31, 2010 and 2009, respectively. Under our current financing plan, we have a target adjusted consolidated leverage ratio of 2.0 times to 2.25 times.

	Twelve Months Ended December 31,
(In thousands, except adjusted debt to EBITDAR ratio)	2010	2009
GAAP debt	$358,704	$790,748
Add: Letters of credit	71,206	72,381
Rent X 6	1,361,274	1,374,804
Less: Premium on exchangeable notes	—	718

Non-GAAP adjusted debt	$1,791,184	$2,237,215

GAAP net income	$419,373	$307,498
Legacy CSK DOJ investigation charge	20,900	—
Gain on settlement of note receivable, net of tax	(7,215)	—

Non-GAAP adjusted net income	433,058	307,498
Add: Interest expense	39,273	45,176
Taxes, net of impact of gain on settlement of note receivable	265,576	189,400

Adjusted EBIT	737,907	542,074

Add: Depreciation and amortization	161,442	148,179
Rent expense	226,879	229,134
Stock option compensation expense	14,947	13,451

Adjusted EBITDAR	$1,141,175	$932,838

Adjusted debt to adjusted EBITDAR	1.6	2.4

The adjusted debt to adjusted EBITDAR ratio discussed in the paragraph and presented in the table above is not derived in accordance with United States generally accepted accounting principles (“GAAP”). We do not, and nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of financial results and estimates excluding the impact of the CSK DOJ investigation charge, the gain from the settlement of the note receivable, and the presentation of EBITDAR provides meaningful supplemental information to both management and investors that is indicative of our core operations. We exclude these items in judging our performance and believe this non-GAAP information is useful to investors as well. Material limitations of this non-GAAP measure are that such measures do not reflect actual GAAP amounts. We compensate for such limitations by presenting, in the table above, the accompanying reconciliation to the most directly comparable GAAP measures.

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

On December 29, 2000, we entered into a sale-leaseback transaction with an unrelated party. Under the terms of the transaction, we sold 90 properties, including land, buildings and improvements, which generated $52.3 million of cash. The lease, which is being accounted for as an operating lease, provides for an initial lease term of 21 years and may be extended for one initial ten-year period and two additional successive periods of five years each. The resulting gain of $4.5 million has been deferred and is being amortized over the initial lease term. Net rent expense during the initial term is approximately $5.3 million annually.

In August 2001, we entered into a sale-leaseback with O’Reilly-Wooten, 2001 LLP (an entity owned by certain affiliates of the Company). The transaction involved the sale and leaseback of nine O’Reilly Auto Parts stores and generated approximately $5.6 million of cash. The transaction did not result in a material gain or loss. The lease, which has been accounted for as an operating lease, calls for an initial term of 15 years with three five-year renewal options.

We issued stand-by letters of credit provided by a $200 million sub limit under the Credit Facility that reduced our available borrowings. Those letters of credit were issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit had a one-year term from the date of issuance. Letters of credit totaling $71.2 million and $72.3 million were outstanding at December 31, 2010 and 2009, respectively.

CONTRACTUAL OBLIGATIONS

Deferred income taxes and commitments with various vendors for the purchase of inventory are included in “Other liabilities” on our Consolidated Balance Sheets but are not reflected in the table below due to the absence of scheduled maturities, the nature of the account or the commitment’s cancellation terms. Due to the absence of scheduled maturities, the timing of certain of these payments cannot be determined, except for amounts estimated to be payable in 2011, which are included in “Current liabilities” on our Consolidated Balance Sheets.

Our contractual obligations as of December 31, 2010, included commitments for future payments under non-cancelable lease arrangements, short and long-term debt arrangements, interest payments related to long-term debt, fixed payments related to interest rate swaps and purchase obligations for construction contract commitments, which are summarized in the table below and are fully disclosed in Note 4 “Long-Term Debt” and Note 6 “Commitments” to the consolidated financial statements. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business or through borrowings under our Revolver.

	Payments Due By Period
	Total	Before 1 Year	1 to 2 Years	3 to 4 Years	Years 5 and Over
	(In thousands)
Contractual Obligations:
Long-term debt principal and interest payments (1)(2)(3)	$356,087	$87	$356,000	$—	$—
Payments under interest rate swap agreements	4,768	4,768	—	—	—
Future minimum lease payments under capital leases (4)	2,938	1,518	1,071	254	95
Future minimum lease payments under operating leases (4)	1,507,557	219,941	381,106	276,108	630,402
Other obligations	3,600	600	1,200	1,200	600
Self-insurance reserves (5)	109,351	53,416	29,038	14,260	12,637
Construction commitments	64,816	64,816	—	—	—

Total contractual cash obligations	$2,049,117	$345,146	$768,415	$291,822	$643,734

(1)	At December 31, 2010, we had borrowings of $106 million under our secured Credit Facility, which were not covered under an interest rate swap agreement, with interest rates ranging from 2.31% to 4.25%. At December 31, 2009, we had borrowings of $279 million under our Credit Facility, which were not covered under an interest rate swap agreement, with interest rates ranging from 2.50% to 4.50%. During the years ended December 31, 2010 and 2009, we incurred interest expense of $16 million and $23 million, respectively, as a result of borrowings under our secured Credit Facility, which were not covered under an interest rate swap agreement. See Note 4 “Long-Term Debt” to the consolidated financial statements for further information.
(2)	On January 14, 2011, we entered into a new credit agreement for a five-year $750 million Revolver, which matures in January of 2016. Borrowings under the Revolver (other than swing line loans) bear interest, at our option, at either the Base Rate or Eurodollar Rate (both as defined in the agreement) plus a margin, that will vary from 1.325% to 2.500% in the case of loans bearing interest at the Eurodollar Rate and 0.325% to 1.500% in the case of loans bearing interest at the Base Rate, in each case based upon the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services. Swing line loans made under the Revolver bear interest at the Base Rate plus the applicable margin described above. In addition, we pay a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments, varying from 0.175% to 0.500% based upon the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services. The Revolver replaced the secured Credit Facility.
(3)	On January 14, 2011, we issued $500 million of unsecured 4.875% Senior Notes which are due on January 14, 2021. The estimated annual interest payments for the 2011 4.875% Senior Notes are expected to be approximately $24 million. The principal amount and estimated annual interest payments are not included in the above table of contractual obligations as of December 31, 2010.
(4)	The minimum lease payments above do not include certain tax, insurance and maintenance costs, which are also required contractual obligations under our operating leases but are generally not fixed and can fluctuate from year to year. These expenses historically average approximately 20% of the corresponding lease payments.
(5)	We use various self-insurance mechanisms to provide for potential liabilities from workers’ compensation, vehicle and general liability, and employee health care benefits. These liabilities are recorded on our Consolidated Balance Sheets at our estimate of their net present value and do not have scheduled maturities, however we can estimate the timing of future payments based upon historical patterns.

We record a reserve for potential liabilities related to uncertain tax positions, including estimated interest and penalties. These estimates are not included in the above table because the timing related to the ultimate resolution or settlement of these positions cannot be determined. As of December 31, 2010, we recorded a liability of $41.3 million related to these uncertain tax positions on our Consolidated Balance Sheets, all of which was included as a component of “Other liabilities”.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with GAAP requires the application of certain estimates and judgments by management. Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the consolidated financial statements are prepared. Management believes that the following policies are critical due to the inherent uncertainty of these matters and the complex and subjective judgments required to establish these estimates. Management continues to review these critical accounting policies and estimates to ensure that the consolidated financial statements are presented fairly in accordance with GAAP. However, actual results could differ from our assumptions and estimates and such differences could be material.

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

•

Self-Insurance Reserves – We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities from workers’ compensation, general liability, vehicle liability, property loss, and employee health care benefits. With the exception of employee health care benefit liabilities, which are limited by the design of these plans, we obtain third-party insurance coverage to limit our exposure for any individual workers’ compensation, general liability, vehicle liability or property loss claim. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts. The assumptions made by management as they relate to each of these factors represent our judgment as to the most probable cumulative impact of each factor to our future obligations. Our calculation of self-insurance liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date and the application of alternative assumptions could result in a different estimate of these liabilities. Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains. As we obtain additional information that affects the assumptions and estimates we used to recognize liabilities for claims incurred in prior accounting periods, we adjust our self-insurance liabilities to reflect the revised estimates based on this additional information. These liabilities are recorded at our estimate of their net present value. These liabilities do not have scheduled maturities, but we can estimate the timing of future payments based upon historical patterns. We could apply alternative assumptions regarding the timing of payments or the applicable discount rate that could result in materially different estimates of the net present value of the liabilities. If self-insurance reserves were changed 10% from our estimated reserves at December 31, 2010, the financial impact would have been approximately $10 million or 1.5% of pretax income for the year ended December 31, 2010.

•

Accounts Receivable – We provide credit to our commercial customers in the ordinary course of business. We estimate the allowance for doubtful accounts on these receivables based on historical loss ratios and other relevant factors. Actual results have consistently been within management’s expectations, and we do not believe there is a reasonable likelihood that there will be a material change in the future that will require a significant change in the assumptions or estimates we use to calculate our allowance for doubtful accounts. However, if actual results differ from our estimates, we may be exposed to losses or gains. If the allowance for doubtful accounts were changed 10% from our estimated allowance at December 31, 2010, the financial impact would have been approximately $0.8 million or 0.1% of pretax income for the year ended December 31, 2010.

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

We also record a reserve to reduce the carrying value of our perpetual inventory to account for quantities in our perpetual records above the actual existing quantities on hand caused by unrecorded shrink. We estimate this reserve based on the results of our extensive and frequent cycle counting programs and periodic, full physical inventories at our stores and DCs. To the extent that our estimates do not accurately reflect the actual unrecorded inventory shrinkage, we could potentially experience a material impact to our inventory balances. We have historically been able to provide a timely and accurate measurement of shrink and have not experienced material adjustments to our estimates. If unrecorded shrink changed 10% from the estimate that we recorded based on our historical experience at December 31, 2010, the financial impact would have been approximately $0.6 million or 0.1% of pretax income for the year ended December 31, 2010.

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

We review goodwill and other intangible assets for impairment annually on December 31, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We have not historically recorded an impairment to our goodwill or intangible assets. The process of evaluating goodwill for impairment involves the determination of the fair value of our Company using the market approach. Inherent in such fair value determinations are certain judgments and estimates, including estimates which incorporate assumptions marketplace participants would use in making their estimates of fair value. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, we will adjust the carrying value of these assets in the period in which the impairment occurs, however, we do not believe there has been any change of events or circumstances that would indicate that a reevaluation of goodwill or other intangible assets is required as of December 31, 2010, nor do we believe goodwill or any other intangible assets are at risk of failing impairment testing. If the price of O’Reilly stock, which was a primary input used to determine the Company’s market capitalization during step one of goodwill impairment testing, changed by 10% from the value used during testing, the results and our conclusions would not have changed and no further steps would have been required.

•

Closed Property Reserves – We maintain reserves for closed stores and other properties that are no longer utilized in current operations. We accrue for closed property operating lease liabilities using a credit-adjusted discount rate to calculate the present value of the remaining non-cancelable lease payments, contractual occupancy costs and lease termination fees after the closing date, net of estimated sublease income. The closed property lease liabilities are expected to be paid over the remaining lease terms. We estimate sublease income and future cash flows based on our experience and knowledge of the market in which the closed property is located, our previous efforts to dispose of similar assets and existing economic conditions. Adjustments to closed property reserves are made to reflect changes in estimated sublease income or actual exit costs from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. If closed property reserves were changed 10% from our estimated reserves at December 31, 2010, the financial impact would have been approximately $2 million or 0.3% of pretax income for the year ended December 31, 2010.

•

Legal Reserves – We maintain reserves for expenses associated with litigation for which O’Reilly is currently involved. We are currently involved in litigation incidental to the ordinary conduct of our business as well as resolving the governmental investigations and litigation that are being conducted against CSK and certain of its former employees for alleged conduct relating to periods prior to the acquisition date. As a result of the acquisition, we expect to continue to incur ongoing legal fees related to such investigations, litigation and indemnity obligations. Our legal reserve was principally recorded as an assumed liability in our allocation of the purchase price of CSK. Management, with the assistance of outside legal counsel, must make estimates of potential legal obligations and possible liabilities arising from such litigation and records reserves for these expenditures. If legal reserves were changed 10% from our estimated reserves at December 31, 2010, the financial impact would have been approximately $4.3 million or 0.6% of pretax income for the year ended December 31, 2010.

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

QUARTERLY RESULTS

The following table sets forth certain quarterly unaudited operating data for fiscal 2010 and 2009. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.

The unaudited operating data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included therein.

	Fiscal 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share and comparable store sales data)
Comparable store sales	6.9%	7.9%	11.1%	9.2%
Sales	$1,280,067	$1,381,241	$1,425,887	$1,310,330
Gross profit	618,347	672,633	693,415	636,597
Operating income	168,445	181,164	199,031	164,136
Gain on settlement of note receivable	—	—	—	11,639
Net income	97,476	99,595	116,542	105,760
Earnings per share – basic	0.71	0.72	0.84	0.76
Earnings per share – assuming dilution	0.70	0.71	0.82	0.74

	Fiscal 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share and comparable store sales data)
Comparable store sales	5.7%	4.8%	5.3%	2.7%
Sales	$1,163,749	$1,251,377	$1,258,239	$1,173,697
Gross profit	542,670	603,769	610,555	569,534
Operating income	113,336	149,675	149,196	125,412
Net income	62,835	85,515	87,225	71,923
Earnings per share – basic	0.47	0.63	0.64	0.52
Earnings per share – assuming dilution	0.46	0.62	0.63	0.52

RECENT ACCOUNTING PRONOUNCEMENTS

In January of 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Subtopic 820-10, requiring additional disclosures regarding fair value measurements such as transfers in and out of Levels 1 and 2, as well as separate disclosures about activity relating to Level 3 measurements. ASU 2010-06 clarifies existing disclosure requirements related to the level of disaggregation and input valuation techniques. The updated guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual periods beginning after December 15, 2010. The adoption of the new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. The adoption of the new Level 3 guidance is required in 2011 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk to the extent we borrow against our credit facilities with variable interest rates. We had potential interest rate exposure with respect to the $356 million outstanding balance on our variable interest rate debt at December 31, 2010; however, from time to time, we had entered into interest rate swaps to reduce this exposure. On July 24, 2008, October 14, 2008, November 24, 2008, and January 21, 2010, we reduced our exposure to changes in interest rates by entering into interest rate swap contracts (“the Swaps”) with a total notional amount of $450 million. The interest rate swap transaction that we entered into with BBT on July 24, 2008, for $100 million matured on August 1, 2010; the interest rate swap transaction that we entered into with BBT on October 14, 2008, for $25 million and was scheduled to mature on October 17, 2010, was terminated at our request on September 16, 2010; the interest rate swap transactions we entered into with BBT, BA and/or SunTrust on October 14, 2008, totaling $75 million, matured on October 17, 2010, bringing the total notional amount of swapped debt to $250 million as of December 31, 2010. The Swaps represented contracts to exchange a floating rate for fixed interest payments periodically over the life of the swap agreement without exchange of the underlying notional amount. The notional amount of the swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss.

If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $1.1 million ($0.7 million after tax), based on our exposure to interest rate changes on variable rate debt that is not covered by the Swaps. This analysis does not consider the effects of the change in the level of overall economic activity that could exist in an environment of adversely changing interest rates. In the event of an adverse change in interest rates and to the extent that we have amounts outstanding under our variable interest rate credit facilities, management would likely take further actions that would seek to mitigate our exposure to interest rate risk.

The interest rate contracts are derivative instruments which have been designated as cash flow hedges. We do not hold or issue derivative financials instruments for trading purposes.

All of the interest rate swap transactions that existed as of December 31, 2010, for a total notional amount of $250 million, were terminated at the Company’s request on January 14, 2011, concurrent with the closing and issuance of our 2011 4.875% Senior Notes.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”), under the supervision and with the participation of the Company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management believes that as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report which is included herein.

/s/ Greg Henslee	/s/ Thomas McFall
Greg Henslee Chief Executive Officer & Co-President	Thomas McFall Executive Vice President of Finance & Chief Financial Officer
February 28, 2011	February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O’Reilly Automotive, Inc. and Subsidiaries

We have audited O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). O’Reilly Automotive, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, O’Reilly Automotive, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, of O’Reilly Automotive, Inc. and Subsidiaries and our report dated February 28, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O’Reilly Automotive, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O’Reilly Automotive, Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 28, 2011

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$29,721	$26,935
Accounts receivable, less allowance for doubtful accounts of $8,349 in 2010 and $6,795 in 2009	121,807	107,887
Amounts receivable from vendors	61,845	63,110
Inventory	2,023,488	1,913,218
Deferred income taxes	33,877	85,934
Other current assets	30,514	29,635

Total current assets	2,301,252	2,226,719

Property and equipment, at cost	2,705,434	2,353,240
Less: accumulated depreciation and amortization	775,339	626,861

Net property and equipment	1,930,095	1,726,379

Notes receivable, less current portion	18,047	12,481
Goodwill	743,975	744,313
Other assets, net	54,458	71,579

Total assets	$5,047,827	$4,781,471

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$895,736	$818,153
Self-insurance reserves	51,192	55,348
Accrued payroll	52,725	42,790
Accrued benefits and withholdings	45,542	44,295
Income taxes payable	4,827	8,068
Other current liabilities	177,505	143,781
Current portion of long-term debt	1,431	106,708

Total current liabilities	1,228,958	1,219,143

Long-term debt, less current portion	357,273	684,040
Deferred income taxes	68,736	18,321
Other liabilities	183,175	174,102

Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares – 5,000,000 Issued and outstanding shares – none	—	—
Common stock, $0.01 par value: Authorized shares – 245,000,000 Issued and outstanding shares – 141,025,544 at December 31, 2010, and 137,468,063 at December 31, 2009	1,410	1,375
Additional paid-in capital	1,141,749	1,042,329
Retained earnings	2,069,496	1,650,123
Accumulated other comprehensive loss	(2,970)	(7,962)

Total shareholders’ equity	3,209,685	2,685,865

Total liabilities and shareholders’ equity	$5,047,827	$4,781,471

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
Sales	$5,397,525	$4,847,062	$3,576,553
Cost of goods sold, including warehouse and distribution expenses	2,776,533	2,520,534	1,948,627

Gross profit	2,620,992	2,326,528	1,627,926
Selling, general and administrative expenses	1,887,316	1,788,909	1,292,309
Legacy CSK DOJ investigation charge	20,900	—	—

Operating income	712,776	537,619	335,617
Other income (expense):
Debt prepayment costs	—	—	(7,157)
Interim facility commitment fee	—	—	(4,150)
Interest expense	(39,273)	(45,176)	(26,138)
Interest income	1,941	1,543	3,185
Gain on settlement of note receivable	11,639	—	—
Other, net	2,290	2,912	1,175

Total other expense	(23,403)	(40,721)	(33,085)

Income before income taxes	689,373	496,898	302,532
Provision for income taxes	270,000	189,400	116,300

Net income	$419,373	$307,498	$186,232

Earnings per share - basic:
Earnings per share - basic	$3.02	$2.26	$1.50

Weighted-average common shares outstanding - basic	138,654	136,230	124,526

Earnings per share - assuming dilution:
Earnings per share - assuming dilution	$2.95	$2.23	$1.48

Weighted-average common shares outstanding - assuming dilution	141,992	137,882	125,413

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
	Shares	Par Value
Balance at December 31, 2007	115,261	$1,153	$441,731	$1,156,393	$(6,800)	$1,592,477
Net income	—	—	—	186,232	—	186,232	$186,232
Other comprehensive loss	—	—	—	—	(4,713)	(4,713)	(4,713)

Comprehensive income							$181,519

Issuance of common stock under employee benefit plans	546	5	13,710	—	—	13,715
Issuance of common stock under option plans	876	9	18,277	—	—	18,286
Issued in CSK acquisition	18,146	181	465,645	—	—	465,826
Excess tax benefit of stock options exercised	—	—	1,573	—	—	1,573
Share based compensation	—	—	8,822	—	—	8,822

Balance at December 31, 2008	134,829	$1,348	$949,758	$1,342,625	$(11,513)	$2,282,218
Net income	—	—	—	307,498	—	307,498	$307,498
Other comprehensive income	—	—	—	—	3,551	3,551	3,551

Comprehensive income							$311,049

Issuance of common stock under employee benefit plans	393	4	12,969	—	—	12,973
Issuance of common stock under stock option plans	2,246	23	54,049	—	—	54,072
Excess tax benefit of stock options exercised	—	—	9,043	—	—	9,043
Share based compensation	—	—	14,410	—	—	14,410
Fair value of equity component of 6 3/4% Senior Exchangeable Notes	—	—	2,100	—	—	2,100

Balance at December 31, 2009	137,468	$1,375	$1,042,329	$1,650,123	$(7,962)	$2,685,865
Net income	—	—	—	419,373	—	419,373	$419,373
Other comprehensive income	—	—	—	—	4,992	4,992	4,992

Comprehensive income							$424,365

Issuance of common stock under employee benefit plans	194	2	7,860	—	—	7,862
Issuance of common stock under stock option plans	2,332	23	56,827	—	—	56,850
Excess tax benefit of stock options exercised	—	—	18,419	—	—	18,419
Share based compensation	—	—	16,052	—	—	16,052
Exchange of 6 3/4% Senior Exchangeable Notes by Holders	1,032	10	262	—	—	272

Balance at December 31, 2010	141,026	$1,410	$1,141,749	$2,069,496	$(2,970)	$3,209,685

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2010	2009	2008
Operating activities
Net income	$419,373	$307,498	$186,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	159,730	142,912	107,345
Amortization of intangibles	1,712	5,267	5,653
Amortization of premium on exchangeable notes	(707)	(750)	(352)
Amortization of debt issuance costs	8,559	8,508	4,084
Excess tax benefit from stock options exercised	(18,587)	(10,215)	(2,184)
Deferred income taxes	99,257	50,381	11,031
Gain on settlement of note receivable	(11,639)	—	—
Stock option compensation expense	14,947	13,451	7,991
Other share based compensation expense	2,026	7,962	5,563
Other	6,893	8,739	8,226
Changes in operating assets and liabilities:
Accounts receivable	(21,748)	(9,714)	(7,437)
Inventory	(110,271)	(339,742)	(142,333)
Accounts payable	82,574	79,824	50,410
Income taxes payable	15,346	6,505	26,677
Accrued payroll	9,939	(16,830)	(602)
Accrued benefits and withholdings	8,930	6,018	13,874
Other	37,353	25,386	24,364

Net cash provided by operating activities	703,687	285,200	298,542

Investing activities
Cash component of acquisition price of CSK Automotive, Inc., net of cash acquired	—	—	(33,767)
Purchases of property and equipment	(365,419)	(414,779)	(341,679)
Proceeds from sale of property and equipment	2,124	4,288	1,246
Payments received on notes receivable	17,364	5,819	5,342
Other	(5,346)	(5,989)	1,261

Net cash used in investing activities	(351,277)	(410,661)	(367,597)

Financing activities
Proceeds from borrowings on asset-based revolving credit facility	548,700	664,550	925,256
Payments on asset-based revolving credit facility	(871,500)	(599,950)	(311,056)
Payment of debt issuance costs	—	—	(43,239)
Principal payments on debt and capital leases	(108,527)	(13,648)	(534,944)
Debt prepayment costs	—	—	(7,157)
Issuance cost of equity exchanged in CSK acquisition	—	—	(1,218)
Excess tax benefit from stock options exercised	18,587	10,215	2,184
Net proceeds from issuance of common stock	63,116	59,508	22,995
Other	—	420	(20)

Net cash (used in)/provided by financing activities	(349,624)	121,095	52,801

Net increase/(decrease) in cash and cash equivalents	2,786	(4,366)	(16,254)
Cash and cash equivalents at beginning of year	26,935	31,301	47,555

Cash and cash equivalents at end of year	$29,721	$26,935	$31,301

Supplemental disclosures of cash flow information:
Income taxes paid	$154,146	$130,720	$74,227
Interest paid, net of capitalized interest	31,211	36,881	17,824
Property and equipment acquired through issuance of capital lease obligations	—	8,337	4,847
Issuance of common stock to acquire CSK	—	—	459,308
Fair value of converted CSK stock options and restricted stock	—	—	7,736

See accompanying Notes to consolidated financial statements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

O’Reilly Automotive, Inc. (“O’Reilly” or the “Company”) is a specialty retailer and supplier of automotive aftermarket parts. The Company’s stores carry an extensive product line, including new and remanufactured automotive hard parts, maintenance items and various automotive accessories. The Company owns and operates 3,570 stores in 38 states which are located primarily in the Western, Midwestern and Southeastern regions of the United States and caters to both the do-it-yourself (“DIY”) customer and the professional service provider. The Company’s distribution system provides stores with same-day or overnight access to an extensive inventory of hard to find items not typically stocked by other auto parts retailers.

On December 29, 2010, the Company completed a corporate reorganization creating a holding company structure (the “Reorganization”). The Reorganization was implemented through an agreement and plan of merger under Section 351.448 of The General Corporation Law of the State of Missouri, which did not require a vote of the shareholders. As a result of the Reorganization, the previous parent company and registrant, O’Reilly Automotive, Inc. (“Old O’Reilly”) was renamed O’Reilly Automotive Stores, Inc. and is now a wholly-owned subsidiary of the new parent company and registrant, which was renamed O’Reilly Automotive, Inc.

Segment Reporting:

The Company is managed and operated by a single management team reporting to the chief operating decision maker. Generally, O’Reilly stores have similar characteristics including the nature of the products and services, the type and class of customers and the methods used to distribute products and provide service to its customers and, as a whole, make up a single operating segment. The Company does not prepare discrete financial information with respect to product lines or geographic locations and as such has one reportable segment.

Reclassification:

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on reported totals for assets, liabilities, shareholders’ equity, cash flows or net income.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. On July 11, 2008, the Company completed the acquisition of CSK Auto Corporation (“CSK”), one of the largest specialty retailers of auto parts and accessories in the Western United States. The results of CSK’s operations have been included in the Company’s consolidated financial statements since the acquisition date.

Revenue recognition:

Over-the-counter retail sales are recorded when the customer takes possession of the merchandise. Sales to professional service providers, also referred to as “commercial sales,” are recorded upon same-day delivery of the merchandise to the customer, generally at the customer’s place of business. Wholesale sales to other retailers, also referred to as “jobber sales,” are recorded upon shipment of the merchandise from a regional DC with same-day delivery to the jobber customer’s location. Internet retail sales are recorded when the merchandise is shipped or when the merchandise is picked up in a store. All sales are recorded net of estimated allowances, discounts and taxes.

Use of estimates:

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States (“GAAP”), requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash equivalents:

Cash equivalents include investments with maturities of 90 days or less at the day of purchase.

Accounts receivable:

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. Included as a component of accounts receivable are amounts due to the Company from employees. These amounts consist primarily of purchases of merchandise on employee accounts. Accounts receivable due from employees was approximately $2.2 million and $1.2 million at December 31, 2010 and 2009, respectively.

Inventory:

Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Inventory also includes capitalized costs related to procurement, warehousing and distribution centers (“DC”). Cost has been determined using the last-in, first-out method, which more accurately matches costs with related revenues. The replacement cost of inventory was $2,046 million and $1,922 million as of December 31, 2010 and 2009, respectively.

Amounts receivable from vendors:

The Company receives concessions from its vendors through a variety of programs and arrangements, including co-operative advertising, devaluation programs, allowances for warranties and volume purchase rebates. Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes, are reported as a reduction of advertising expense in the period in which the advertising occurred. All other material vendor concessions are recognized as a reduction to the cost of inventory. Amounts receivable from vendors also includes amounts due to the Company for changeover merchandise and product returns. The Company regularly reviews vendor receivables for collectability and assesses the need for a reserve for uncollectible amounts based on an evaluation of the Company’s vendors’ financial positions and corresponding abilities to meet financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the amounts receivable from vendors and the Company did not record a reserve for uncollectible amounts from vendors in the consolidated financial statements at December 31, 2010 and 2009.

Debt issuance costs:

Deferred debt issuance costs totaled $21.6 million and $30.2 million, net of amortization, at December 31, 2010 and 2009, respectively, of which $8.6 million was included within “Other current assets” at December 31, 2010 and 2009. The remainder was included within “Other assets” at December 31, 2010 and 2009. Deferred debt issuance costs are amortized using the straight-line method over the term of the corresponding long-term debt issue and the amortization is included as a component of “Interest expense” in the Company’s Consolidated Statements of Income. All remaining debt issuance costs related to the Company’s asset-based revolving credit facility were expensed on January 14, 2011, in conjunction with the issuance of the Company’s $500 million of unsecured 4.875% Senior Notes due 2021 (the “2011 4.875% Senior Notes”) and subsequent repayment and retirement of the asset-based revolving credit facility as further described below and in Note 4.

Property and equipment:

Property and equipment are carried at cost. Depreciation is calculated using the straight-line method generally over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the estimated economic life of the assets. The lease term includes renewal options determined by management at lease inception for which failure to renew options would result in a substantial economic penalty to the Company. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is included as a component of “Other income (expense)” in the Company’s Consolidated Statements of Income. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

Property and equipment consist of the following as of December 31, 2010 and 2009 (in thousands, except useful lives):

	Original Useful Lives	December 31, 2010	December 31, 2009
Land		$392,600	$331,456
Buildings and building improvements	15 – 39 years	921,929	766,446
Leasehold improvements	3 – 25 years	370,018	314,751
Furniture, fixtures and equipment	3 – 20 years	777,485	645,839
Vehicles	5 – 10 years	182,942	157,535
Construction in progress		60,460	137,213

Total property and equipment		2,705,434	2,353,240
Less: accumulated depreciation and amortization		775,339	626,861

Net property and equipment		$1,930,095	$1,726,379

The gross value of capital lease assets included in the “Furniture, fixtures and equipment” amounts of the above table was $7.7 million and $17.4 million at December 31, 2010 and 2009, respectively. The gross value of capital lease assets included in the “Vehicles” amount of the above table was $9.6 million and $9.7 million at December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Company recorded accumulated amortization on all capital lease assets in the amount of $14.4 million and $10.5 million, respectively, all of which is included in “accumulated depreciation and amortization” in the above table.

The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average interest rates incurred on long-term borrowings. Total interest costs capitalized for the years ended December 31, 2010, 2009 and 2008, were $5.1 million, $6.7 million and $2.3 million, respectively.

Goodwill and other intangible assets:

The accompanying Consolidated Balance Sheets at December 31, 2010 and 2009, include goodwill and other intangible assets recorded as the result of acquisitions. The Company reviews goodwill for impairment annually on December 31, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values, rather than systematically amortizing goodwill against earnings. The goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. The Company operates as a single reporting unit, and its fair value exceeded its carrying value, including goodwill, at December 31, 2010 and 2009; as such, no goodwill impairment adjustment was required at December 31, 2010 and 2009.

Operating leases:

The Company’s policy is to amortize leasehold improvements over the lesser of the lease term or the estimated economic life of those assets. Generally, the lease term for stores is the base lease term and the lease term for DCs includes the base lease term plus certain renewal option periods for which renewal is reasonably assured and failure to exercise the renewal option would result in a significant economic penalty. The Company recognizes rent expense on a straight-line basis over these respective lease terms.

Notes receivable:

The Company had notes receivable from vendors and other third parties amounting to $22.2 million and $16.6 million at December 31, 2010 and 2009, respectively. The notes receivable, which bear interest at rates ranging from 0% to 10%, are due in varying amounts through March of 2018. Interest income on notes receivable is recorded in accordance with the note terms to the extent that such amounts are expected to be collected. The Company regularly reviews its notes receivable for collectability and assesses the need for a reserve for uncollectible amounts based on an evaluation of the Company’s borrowers’ financial positions and corresponding abilities to meet financial obligations. At December 31, 2010, the Company did not have a reserve for uncollectible amounts of notes receivable in the consolidated financial statements. At December 31, 2009, the Company had a reserve balance of $7.1 million related to a note receivable acquired in the CSK acquisition that was settled in 2010, which was included as a component of “Notes receivable, less current portion” in its Condensed Consolidated Balance Sheets.

Self-insurance reserves:

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for workers’ compensation, general liability, vehicle liability, property loss, and employee health care benefits. With the exception of employee health care benefit liabilities, which are limited by the design of these plans, the Company obtains third-party insurance coverage to limit its exposure. The Company estimates its self-insurance liabilities by considering a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts. These liabilities are recorded at their net present value discounted using the Company’s incremental borrowing rate for instruments with similar maturities of 5.30% and 6.93% at December 31, 2010 and 2009, respectively.

The components of the Company’s self-insurance reserves were as follows on December 31, 2010 and 2009 (in thousands):

	2010	2009
Self-insurance reserves (undiscounted)	$109,351	$101,074
Self-insurance reserves (discounted)	$99,612	$90,968

The current portion of the Company’s discounted self-insurance reserves totaled $51.2 million and $55.3 million at December 31, 2010 and 2009, respectively. The remainder was included within “Other liabilities” at December 31, 2010 and 2009.

Warranty costs:

The Company offers warranties on the merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties. The risk of loss arising from warranty claims is typically the obligation of the Company’s vendors. Certain vendors provide upfront allowances to the Company in lieu of accepting the obligation for warranty claims. For this merchandise, when sold, the Company bears the risk of loss associated with the cost of warranty claims. Differences between vendor allowances received by the Company in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to cost of sales. Estimated warranty costs, which are recorded as obligations at the time of sale, are based on the historical failure rate of each individual product line. The Company’s historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims. The change in the Company’s aggregate product warranty liability for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Balance at January 1,	$19,637	$16,758
Warranty claims	(44,791)	(33,227)
Warranty accruals	47,583	36,106

Balance December 31,	$22,429	$19,637

Derivative instruments and hedging activities:

The Company’s accounting policies for derivative financial instruments are based on whether the instruments meet the criteria for designation as cash flow or fair value hedges. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction and the probability that the underlying transaction will occur. A designated hedge of the exposure to variability in the future cash flows of an asset or a liability qualifies as a cash flow hedge. A designated hedge of the exposure to changes in fair value of an asset or a liability qualifies as a fair value hedge. For derivatives with cash flow hedge accounting designation, the Company would recognize the after-tax gain or loss from the effective portion of the hedge as a component of “Accumulated other comprehensive loss” and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction. For derivatives with fair value hedge accounting designation, the Company would recognize gains or losses from the change in fair value of these derivatives, as well as the offsetting change in the fair value of the underlying hedged item, in earnings.

At December 31, 2010, the Company held derivative financial instruments to manage interest rate risk. The Company designated these derivative financial instruments as cash flow hedges. The derivative financial instruments were recorded at fair value and were included within “Other current liabilities” and “Other liabilities”. Derivative instruments recorded at fair value as liabilities totaled $4.8 million and $13.1 million as of December 31, 2010 and 2009, respectively. The portion of these derivative instruments included in “Other current liabilities” totaled $4.8 million and $4.1 million as of December 31, 2010 and 2009, respectively. The portion of these derivative instruments included in “Other liabilities” totaled $8.9 million as of December 31, 2009. On a quarterly basis, the Company measures the effectiveness of the derivative financial instruments by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of the instruments against the expected future interest payments on the corresponding variable rate debt. In addition, the Company compares the critical terms, including notional amounts, underlying indices and reset dates of the derivative financial instruments with the respective variable rate debt to ensure all terms agree. Any ineffectiveness would be reclassified from “Accumulated other comprehensive loss” to “Interest expense”. See Note 8 for further information concerning these derivative instruments accounted for as hedges.

Income taxes:

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on differences between the GAAP basis and tax basis of assets and liabilities using enacted tax rules and rates currently scheduled to be in effect for the year in which the differences are expected to reverse. Tax carry forwards are also recognized in deferred tax assets and liabilities under this method. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date. The Company records a valuation allowance against deferred tax assets to the extent it is more likely than not the amount will not be realized, based upon evidence available at the time of the determination, and any change in the valuation allowance is recorded in the period of a change in such determination. The Company has not established a valuation allowance for deferred tax assets at December 31, 2010 and 2009 as it is considered more likely than not that deferred tax assets are realizable through a combination of future taxable income, the realization of deferred tax liabilities and tax planning strategies.

Advertising costs:

The Company expenses advertising costs as incurred. Advertising expense included as a component of “Selling, general and administrative expenses” (“SG&A”) amounted to $70.0 million, $72.9 million and $65.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Pre-opening costs:

Costs associated with the opening of new stores, which consist primarily of payroll and occupancy costs, are charged to SG&A as incurred. Costs associated with the opening of new distribution centers, which consist primarily of payroll and occupancy costs, are included as a component of “Cost of goods sold, including warehouse and distribution expenses” as incurred.

Share-based compensation plans:

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

Litigation reserves:

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. The Company records reserves for litigation losses in instances where a material adverse outcome is probable and the Company is able to reasonably estimate the probable loss. The Company reserves for an estimate of material legal costs to be incurred on pending litigation matters. Although the Company cannot ascertain the total amount of liability that it may incur from any of these matters, the Company does not currently believe that in the aggregate, taking into account applicable insurance coverage, these matters will have a material adverse effect on its consolidated financial position, results or operations or cash flows. In addition, O’Reilly is involved in resolving legacy governmental investigations and litigation that were being conducted against certain former CSK employees and CSK arising out of alleged conduct relating to periods prior to the acquisition. See Note 14 for further information concerning these legal matters.

Closed store liabilities:

The Company maintains reserves for closed stores and other properties that are no longer being utilized in current operations. The Company provides for these liabilities using a credit-adjusted discount rate to calculate the present value of the remaining non-cancelable lease payments, occupancy costs and lease termination fees after the close date, net of estimated sublease income. In conjunction with the acquisition of CSK, the Company’s reserves include purchase accounting liabilities related to acquired properties that were no longer being utilized in the acquired business as well as the Company’s planned exit activities. See Note 7 for further information concerning these liabilities.

Earnings per share:

Basic earnings per share is based on the weighted-average outstanding common shares. Diluted earnings per share is based on the weighted-average outstanding shares as well as the effect of common stock equivalents. Common stock equivalents that could potentially dilute basic earnings per share in the future that were not included in the fully diluted computation because they would have been antidilutive were 1.4 million, 1.6 million and 7.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. See Note 12 for further information concerning these common stock equivalents.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable, notes receivable and variable rate debt.

The Company grants credit to certain customers who meet the Company’s pre-established credit requirements. Concentrations of credit risk with respect to these receivables are limited because the Company’s customer base consists of a large number of smaller customers, spreading the credit risk across a broad base. The Company also controls this credit risk through credit approvals, credit limits and accounts receivable and credit monitoring procedures. Generally, the Company does not require security when credit is granted to customers. Credit losses are provided for in the Company’s consolidated financial statements and have consistently been within management’s expectations.

The Company has entered into various derivative financial instruments to mitigate the risk of interest rate fluctuations on its variable rate long-term debt. If the market interest rate on the Company’s net derivative positions with counterparties exceeds a specified threshold, the counterparty is required to transfer cash in excess of the threshold to the Company. Conversely, if the market value of the net derivative positions falls below a specified threshold, the Company is required to transfer cash below the threshold to the counterparty. The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative contracts used in these hedging activities. The counterparties to the Company’s derivative contracts are major financial institutions and the Company has not historically experienced nonperformance by any of its counterparties.

New accounting pronouncements:

In January of 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Subtopic 820-10, requiring additional disclosures regarding fair value measurements such as transfers in and out of Levels 1 and 2, as well as separate disclosures about activity relating to Level 3 measurements. ASU 2010-06 clarifies existing disclosure requirements related to the level of disaggregation and input valuation techniques. The updated guidance is effective for interim and annual periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual periods beginning after December 15, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The adoption of the new Level 3 guidance is required in 2011 and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Subsequent events:

On January 11, 2011, the Company announced a new Board-approved share repurchase program (the “Repurchase Program”) that authorizes the Company to repurchase up to $500 million of shares of common stock over a three-year period. Stock repurchases under the Repurchase Program may be made from time to time as the Company deems appropriate, solely through open market purchases effected through a broker dealer at prevailing market prices, and the Company may increase or otherwise modify the Repurchase Program at any time without prior notice.

On January 14, 2011, the Company issued $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 in the public market, of which the Company and its subsidiaries are the guarantors, and UMB Bank, N.A. (“UMB”) is trustee. The 2011 4.875% Senior Notes were issued at 99.297% of their face value and will mature on January 14, 2021. The proceeds from the 2011 4.875% Senior Notes issuance were used to repay all of the Company’s outstanding borrowings under its existing secured credit facility, pay fees associated with the issuance and for general corporate purposes. Concurrent with the issuance of the 2011 4.875% Senior Notes, the Company entered into a credit agreement for a $750 million unsecured revolving credit facility (“Revolver”) arranged by Bank of America, N.A. (“BA”) and Barclays Capital (“Barclays”), which replaced the previous secured credit facility entered into on July 11, 2008, and matures in January of 2016. Concurrent with the retirement of the Company’s previous secured credit facility on January 14, 2011, all remaining debt issuance costs related to the previous secured credit facility were expensed. See Note 4 for further information concerning the 2011 4.875% Senior Notes and Revolver.

NOTE 2—BUSINESS COMBINATION

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

At the date of the acquisition, CSK had 1,342 stores in 22 states, operating under four brand names: Checker Auto Parts, Schuck’s Auto Supply, Kragen Auto Parts and Murray’s Discount Auto Parts. As of December 31, 2010, we have converted all CSK stores to O’Reilly systems, merged 41 CSK stores with existing O’Reilly locations, closed 17 CSK stores and opened five new stores in CSK historical markets.

Purchase price allocation:

The final purchase price for CSK was comprised of the following amounts (in thousands):

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

The final purchase price allocation was as follows (in thousands):

Final Purchase Price Allocation as of June 30, 2009
Inventory	$539,827
Other current assets	84,959
Property and equipment	124,208
Goodwill	694,987
Deferred income taxes	160,943
Other intangible assets	65,270
Other assets	6,270

Total assets acquired	$1,676,464

Senior credit facility	$343,921
Term loan facility	86,700
Capital lease obligations	16,486
Other current liabilities	501,470
6 3/4% senior exchangeable notes	103,920
Other liabilities	81,719

Total liabilities assumed	$1,134,216

Net assets acquired	$542,248

Estimated fair values of intangible assets acquired as of the date of acquisition were as follows (in thousands):

	Intangible assets	Weighted-Average Useful Lives (in years)
Trademarks and trade names	$13,000	1.4
Favorable property leases	52,270	10.7

Total intangible assets	$65,270

The estimated values of operating leases with unfavorable terms compared with current market conditions totaled approximately $49.7 million. These liabilities had an estimated weighted-average useful life of approximately 7.7 years and are included in “Other liabilities”. Favorable and unfavorable lease assets and liabilities are being amortized to selling, general and administrative expense over their expected lives, which approximates the period of time that the favorable or unfavorable lease terms will be in effect. Trademarks and trade names have useful lives of one to three years and were amortized coinciding with the conversions of CSK store brands to the O’Reilly branded locations.

The final allocation of the purchase price included $54 million of accrued liabilities for estimated costs to exit certain activities of CSK, including $14.8 million of exit costs associated with the planned closure of 51 CSK stores, $3.7 million of assumed liabilities related to CSK’s existing closed stores for 127 locations that were closed prior to the Company’s acquisition of CSK, $26.6 million of employee separation costs, and $8.9 million of exit costs associated with the planned closure of other administrative offices and certain distribution facilities.

The CSK senior credit facility and term loan facility required repayment upon merger or acquisition and the entire amounts outstanding under both facilities were repaid by the Company on the July 11, 2008, acquisition date. The excess of the final purchase price over the estimated fair values of tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill. Goodwill in the amount of $695 million was recorded in the final purchase price allocations and is not amortizable for tax purposes.

The premium that the Company paid in excess of fair value of the net assets acquired was based on the Company’s desire to rapidly obtain scale in attractive west coast markets and to take advantage of opportunities to enhance operating results through increased buying power for inventory, increased advertising optimization, reduced redundancy in administrative expenses, returns on incremental capital investments, and improved overall operating effectiveness.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is reviewed annually on December 31 for impairment, or more frequently if events or changes in business conditions indicate that impairment may exist. Goodwill is not amortizable for financial statement purposes. During the year ended December 31, 2010, the Company recorded a decrease in goodwill of approximately $0.3 million, due to adjustments to the purchase price allocations related to small acquisitions and adjustments to the provision for income taxes relating to the exercise of stock options acquired in the CSK acquisition (see Note 2). The Company did not record any goodwill impairment for the year ended December 31, 2010. For the years ended December 31, 2010, 2009 and 2008, the Company recorded amortization expense of $8.5 million, $14.1 million, and $9.2 million, respectively, related to amortizable intangible assets, which are included in “Other assets” on the accompanying Consolidated Balance Sheets. The components of the Company’s amortizable and unamortizable intangible assets were as follows as of December 31, 2010 and 2009 (in thousands):

	Cost		Accumulated Amortization
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Amortizable intangible assets:
Favorable leases	$52,010	$52,010	$18,329	$11,383
Trade names and trademarks	13,000	13,000	13,000	11,588
Other	579	481	309	201

Total amortizable intangible assets	$65,589	$65,491	$31,638	$23,172

Unamortizable intangible assets:
Goodwill	$743,975	$744,313

Total unamortizable intangible assets	$743,975	$744,313

The favorable lease assets, included in the table above, were recorded in conjunction with the acquisition of CSK and represent the values of operating leases acquired with favorable terms. These favorable leases had an estimated weighted-average remaining useful life of approximately 10.3 years as of December 31, 2010. In addition, the Company has recorded a liability for the values of operating leases with unfavorable terms, acquired in the acquisition of CSK, totaling approximately $49.6 million at December 31, 2010 and 2009. These unfavorable leases have an estimated weighted-average remaining useful life of approximately 6.3 years. During the years ended December 31, 2010, 2009 and 2008, the Company recognized an amortized benefit of $7.0 million, $9.2 million and $3.9 million, respectively, related to these unfavorable operating leases. The carrying amount, net of accumulated amortization, of the unfavorable lease liability is $29.5 million and $36.5 million as of December 31, 2010 and 2009, respectively, and is shown in the “Other liabilities” section of the Consolidated Balance Sheets. None of the liabilities related to these unfavorable leases relate to stores to be closed as discussed in Note 2 or Note 7.

As of December 31, 2010, the estimated net amortizable benefit of the Company’s intangible assets and liabilities for each of the next five years is as follows (in thousands):

2011	$747
2012	737
2013	553
2014	529
2015	136

Total	$2,702

The change in goodwill for the years ended December 31, 2010 and 2009, was as follows (in thousands):

Balance at December 31, 2008	$720,508
Adjustment to preliminary purchase price allocation of CSK	24,479
Other	(674)

Balance at December 31, 2009	744,313
Other	(338)

Balance at December 31, 2010	$743,975

NOTE 4—LONG-TERM DEBT AND CAPITAL LEASES

Outstanding long-term debt was as follows on December 31, 2010 and 2009 (in thousands):

	December 31, 2010	December 31, 2009
Capital leases	$2,704	$11,230
6 3/4% Senior Exchangeable Notes	—	100,718
FILO revolving credit facility	—	125,000
Tranche A revolving credit facility	356,000	553,800

Total debt and capital lease obligations	358,704	790,748
Current maturities of debt and capital lease obligations	1,431	106,708

Total long-term debt and capital lease obligations	$357,273	$684,040

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

The Noteholders had the option to require the Company to repurchase some or all of the Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus any accrued and unpaid interest on December 15, 2010; December 15, 2015; or December 15, 2020, or on any date following a fundamental change as described in the indenture. None of the Noteholders exercised such option at December 15, 2010.

On July 1, 2010, the Notes became exchangeable, per the terms of the indentures governing the Notes, at the option of the holders and remained exchangeable through September 30, 2010, the last trading day of the Company’s third quarter, as provided for in the indentures governing the Notes. The Notes became exchangeable as the Company’s common stock closed at or above 130% of the Exchange Price for 20 trading days within the 30 consecutive trading day period ending on June 30, 2010. As a result, during the exchange period commencing July 1, 2010, and continuing through and including September 30, 2010, for each $1,000 principal amount of the Notes held, holders of the Notes could, if they elected, surrender their Notes for exchange. If the Notes were exchanged, the Company would deliver cash equal to the lesser of the aggregate principal amount of Notes to be exchanged and the Company’s total exchange obligation and, in the event the Company’s total exchange obligation exceeded the aggregate principal amount of Notes to be exchanged, shares of the Company’s common stock in respect of that excess. The total exchange obligation reflected the exchange rate whereby each $1,000 in principal amount of the Notes was exchangeable into an equivalent value of approximately 25.97 shares of the Company’s common stock and approximately $60.61 in cash. On September 28, 2010, certain holders of the Notes delivered notice to the exchange agent to exercise their right to exchange $11 million of the principal amount of the Notes. The Cash Settlement Averaging Period (as defined in the indentures governing the Notes) ended on October 27, 2010, and on October 29, 2010, the Company delivered $11 million in cash, which represented the principal amount of the Notes exchanged and the value of partial shares, and 92,855 shares of the Company’s common stock to the exchange agent in settlement of the exchange obligation. Concurrently, the Company retired the $11 million principal amount of the exchanged Notes. On October 1, 2010, the Notes again became exchangeable at the option of the holders and remained exchangeable through December 31, 2010.

The Company had the option to redeem some or all of the Notes for cash at a redemption price of 100% of the principal amount plus any accrued and unpaid interest on or after December 15, 2010, upon at least 35-calendar days notice. On November 15, 2010, the Company notified Noteholders of its intention to call all of the Notes on December 21, 2010, (the “Redemption Date”) at a redemption price of 100% of the principal amount thereof, plus any accrued and unpaid interest up to, but not including, the Redemption Date. As a result of the Notes being called for redemption, the Notes were exchangeable at any time on or prior to December 17, 2010, the second Trading Day (as defined in the Indenture) preceding the Redemption Date. Upon exchange, the Company would deliver cash equal to the lesser of the aggregate principal amount of Notes to be exchanged and the Company’s total exchange obligation and, in the event the Company’s total exchange obligation exceeded the aggregate principal amount of Notes to be exchanged, shares of the Company’s common stock in respect of that excess. On or prior to December 17, 2010, all holders of the Notes delivered notice to the exchange agent to exercise their right to exchange the remaining $89 million principal amount of the Notes. The Cash Settlement Averaging Period (as defined in the indentures governing the Notes) ended on December 16, 2010, and on December 21, 2010, the Company delivered $89 million in cash, which represented the principal amount of the Notes exchanged and the value of partial shares, and 939,312 shares of the Company’s common stock to the exchange agent in settlement of the exchange obligation. Concurrently, the Company retired the remaining $89 million principal amount of the exchanged Notes.

The Company distinguishes its financial instruments between permanent equity, temporary equity, and assets and liabilities. The share exchange feature and the embedded put and call options within the Notes are required to be accounted for as equity instruments. All of the outstanding Notes were retired on December 21, 2010. The principal amount of the Notes as of December 31, 2009, was $100 million. The unamortized premium on the Notes was $0.7 million as of December 31, 2009, resulting in a net carrying amount of the Notes as of December 31, 2009, of $100.7 million. For the year ended December 31, 2009, the if-converted value of the Notes was $100 million. The net interest expense related to the Notes for the year ended December 31, 2010, was $6.0 million, resulting in an effective interest rate of 6.0%. The net interest expense related to the Notes for the year ended December 31, 2009, was $6.0 million, resulting in an effective interest rate of 6.0%. The net interest expense related to the Notes for the year ended December 31, 2008, was $2.9 million, resulting in an effective interest rate of 6.0%.

Asset-based revolving credit facility:

On July 11, 2008, in connection with the acquisition of CSK (see Note 2), the Company entered into a credit agreement for a five year $1.2 billion credit facility arranged by BA, which the Company used to refinance debt, fund the cash portion of the acquisition, pay for other transaction-related expenses and provide liquidity for the combined Company going forward. The Credit Facility was comprised of a five-year $1.075 billion tranche A revolving credit facility and a five-year $125 million first-in-last-out revolving credit facility (“FILO tranche”) both of which were scheduled to mature on July 11, 2013. The terms of the Credit Facility grant the Company the right to terminate the FILO tranche upon meeting certain requirements, including no events of default and aggregate projected availability under the Credit Facility. During the third quarter ended September 30, 2010, the Company, upon meeting all requirements to do so, elected to exercise its right to terminate the FILO tranche. As of December 31, 2010, the amount of the borrowing base available under the Credit Facility was $1.071 billion, of which the Company had outstanding borrowings of $356 million. The available borrowings under the Credit Facility are also reduced by stand-by letters of credit issued by the Company primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. As of December 31, 2010, the Company had stand-by letters of credit outstanding in the amount of $71.2 million and the aggregate availability for additional borrowings under the Credit Facility was $644 million. As of December 31, 2009, the amount of the borrowing base available under the Credit Facility was $1.196 billion, of which the Company had outstanding borrowings of $678.8 million. The available borrowings under the Credit Facility are also reduced by stand-by letters of credit outstanding in the amount of $72.3 million and the aggregate availability for additional borrowings under the Credit Facility was $445.2 million. As part of the Credit Facility, the Company pledged virtually all of its assets as collateral and was subject to an ongoing consolidated leverage ratio covenant, with which the Company complied on December 31, 2010 and 2009. All outstanding borrowings under the Credit Facility were repaid on January 14, 2011, and the facility was retired concurrent with the issuance of the Company’s 2011 4.875% Senior Notes as further described below.

At December 31, 2010, borrowings under the tranche A revolver bore interest, at the Company’s option, at a rate equal to either a base rate plus 1.00% per annum or LIBOR plus 2.00% per annum, with each rate being subject to adjustment based upon certain excess availability thresholds. The base rate is equal to the higher of the prime lending rate established by BA from time to time and the federal funds effective rate as in effect from time to time plus 0.50%, subject to adjustment based upon remaining available borrowings. Fees related to unused capacity under the Credit Facility are assessed at a rate of 0.50% of the remaining available borrowings under the facility, subject to adjustment based upon remaining unused capacity. In addition, the Company paid customary commitment fees, letter of credit fees, underwriting fees and other administrative fees in respect to the Credit Facility. At December 31, 2010, the Company had borrowings of $106 million under its Credit Facility, which were not covered under an interest rate swap agreement, with interest rates ranging from 2.31% to 4.25%. At December 31, 2009, the Company had borrowings of $278.8 million under its Credit Facility, which were not covered under an interest rate swap agreement, with interest rates ranging from 2.50% to 4.50%.

On each of July 24, 2008, October 14, 2008, and January 21, 2010, the Company entered into interest rate swap transactions with Branch Banking and Trust Company (“BBT”), BA, SunTrust Bank (“SunTrust”), and/or Barclays Capital (“Barclays”). The Company entered into these interest rate swap transactions to mitigate the risk associated with its floating interest rate based on LIBOR on an aggregate of $450 million of its debt that is outstanding under its Credit Facility, dated as of July 11, 2008. The interest rate swap transaction that the Company entered into with BBT on October 14, 2008, for $25 million and was scheduled to mature on October 17, 2010, was terminated at the Company’s request on September 16, 2010, (see Note 8). The interest rate swap transaction that the Company entered into with BBT on July 24, 2008, for $100 million matured on August 1, 2010; the interest rate swap transactions the Company entered into with BBT, BA and/or SunTrust on October 14, 2008, totaling $75 million, matured on October 17, 2010, bringing the total notional amount of swapped debt to $250 million as of December 31, 2010. The Company is required to make certain monthly fixed rate payments calculated on the notional amounts, while the applicable counter party is obligated to make certain monthly floating rate payments to the Company referencing the same notional amount. The interest rate swap transactions effectively fix the annual interest rate payable on these notional amounts of the Company’s debt, which may exist under the Credit Facility plus an applicable margin under the terms of the Credit Facility. At December 31, 2010, the interest rate swap transactions had maturity dates ranging from January 31, 2011, through October 17, 2011.

The counterparties, transaction dates, effective dates, applicable notional amounts, effective index rates and maturity dates of each of the interest rate swap transactions which existed as of December 31, 2010, are included in the table below:

Counterparty	Transaction Date	Effective Date	Notional Amount (in thousands)	Effective index rate	Spread at December 31, 2010	Effective Interest Rate at December 31, 2010	Maturity date
SunTrust	07/24/2008	08/01/2008	75,000	3.83%	2.00%	5.83%	08/01/2011
BA	07/24/2008	08/01/2008	75,000	3.83%	2.00%	5.83%	08/01/2011
BA	10/14/2008	10/17/2008	50,000	3.56%	2.00%	5.56%	10/17/2011
Barclays	01/21/2010	01/22/2010	50,000	0.53%	2.00%	2.53%	01/31/2011

			$250,000

All of the interest rate swap transactions that existed as of December 31, 2010, for a total notional amount of $250 million, were terminated at the Company’s request on January 14, 2011, concurrent with the retirement of the Credit Facility and the issuance of its 2011 4.875% Senior Notes as further described below.

Capital lease agreements:

The Company leases certain equipment under capital lease agreements. The lease agreements have terms ranging from 63 to 180 months, expiring on dates ranging from October of 2013 to March of 2017. The present value of the future minimum lease payments under equipment capital leases totaled approximately $1.9 million and $10.5 million at December 31, 2010 and 2009, respectively, which have been classified as long-term debt in the accompanying consolidated financial statements. The Company acquired equipment under capital leases in the amount of $8.3 million during the year ended December 31, 2009. The Company did not acquire any additional equipment under capital leases during the year ended December 31, 2010.

The Company assumed certain building capital leases in the CSK acquisition. During the year ended December 31, 2010, the Company purchased all properties under these capital leases with the exception of one location, which will expire in April of 2015. The present value of future minimum lease payments under building capital leases totaled approximately $0.8 million at December 31, 2010 and 2009, which are classified as long-term debt in the accompanying consolidated financial statements. The Company did not acquire any additional buildings under capital leases during the periods ended December 31, 2010 and 2009.

As of December 31, 2010, principal maturities of long-term debt and capital lease obligations are as follows (in thousands):

2011	$1,431
2012	669
2013	356,291
2014	130
2015	89
Thereafter	94

Total	$358,704

New Financing Plan, Subsequent Event:

On January 11, 2011, the Company announced a multi-faceted financing plan, which included the offering of $500 million of unsecured notes and the entrance into a five-year $750 million unsecured revolving credit facility, which are further described below.

4.875% Senior Notes due 2021:

On January 14, 2011, the Company issued $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 in the public market, of which certain of the Company’s subsidiaries are the guarantors (“Subsidiary Guarantors”), and UMB is trustee. The 2011 4.875% Senior Notes were issued at 99.297% of their face value and mature on January 14, 2021. Interest on the 2011 4.875% Senior Notes accrues at a rate of 4.875% per annum and is payable semiannually on January 14 and July 14 of each year beginning on July 14, 2011. Interest is computed on the basis of a 360-day year.

The proceeds from the 2011 4.875% Senior Notes’ issuance were used to repay all of the Company’s outstanding borrowings under its Credit Facility and to pay fees and expenses related to the offering of the 2011 4.875% Senior Notes, with the remainder used for general corporate purposes.

Prior to October 14, 2020, the 2011 4.875% Senior Notes are redeemable in whole, at any time, or in part, from time to time, at the Company’s option upon not less than 30 nor more than 60 days’ notice at a redemption price, plus any accrued and unpaid interest to, but not including, the redemption date, equal to the greater of:

•	100% of the principal amount thereof; or

•

the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable Treasury Yield (as defined in the indenture governing the 2011 4.875% Senior Notes) plus 25 basis points.

On or after October 14, 2020, the 2011 4.875% Senior Notes are redeemable, in whole at any time or in part from time to time, at the Company’s option upon not less than 30 nor more than 60 days’ notice at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. In addition, if the Company undergoes a Change of Control Triggering Event (as defined in the indenture governing the 2011 4.875% Senior Notes), holders of the 2011 4.875% Senior Notes may require the Company to repurchase all or a portion of their 2011 4.875% Senior Notes at a price equal to 101% of the principal amount of the 2011 4.875% Senior Notes being repurchased, plus accrued and unpaid interest, if any, to but not including the repurchase date.

The 2011 4.875% Senior Notes are subject to certain customary, positive and negative covenants, with which the Company complied as of January 14, 2011. The 2011 4.875% Senior Notes are guaranteed by certain of the Company’s subsidiaries on a senior unsecured basis. The guarantees are full and unconditional and joint and several. Each of the Subsidiary Guarantors are wholly-owned, directly or indirectly, by the Company and the Company has no independent assets or operations other than those of its subsidiaries. The only direct or indirect subsidiaries of the Company that are not Subsidiary Guarantors are minor subsidiaries. Neither the Company nor any of its Subsidiary Guarantors has any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law.

Unsecured revolving credit facility:

On January 14, 2011, the Company entered into a new credit agreement for a five-year $750 million unsecured revolving credit facility (the “Revolver”) arranged by BA and Barclays, which matures in January of 2016. The Revolver includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings. Borrowings under the Revolver (other than swing line loans) bear interest, at the Company’s option, at either the Base Rate or Eurodollar Rate (both as defined in the agreement) plus a margin, that will vary from 1.325% to 2.50% in the case of loans bearing interest at the Eurodollar Rate and 0.325% to 1.50% in the case of loans bearing interest at the Base Rate, in each case based upon the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”). Swing line loans made under the Revolver bear interest at the Base Rate plus the applicable margin described above. In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments, varying from 0.175% to 0.50%

based upon the ratings assigned to the Company’s debt by Moody’s and S&P. The Revolver replaced the previous $1.2 billion Credit Facility entered into on July 11, 2008. At the time of closing, the Company did not have any borrowings outstanding under the Revolver.

The Revolver contains certain debt covenants, which include limitations on total outstanding borrowings, a minimum fixed charge coverage ratio of 2.0 times from the closing through December 31, 2012, 2.25 times through December 31, 2014 and 2.5 times through maturity and a maximum adjusted consolidated leverage ratio of 3.0 times through maturity. The consolidated leverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and stock option compensation expense to adjusted debt. Adjusted debt includes outstanding debt, outstanding standby letters of credit, six times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. As of January 14, 2011, the Company complied with all covenants related to the borrowing arrangements.

NOTE 5—RELATED PARTIES

The Company leases certain land and buildings related to 48 of its O’Reilly Auto Parts stores under fifteen-year operating lease agreements with New O’Reilly Investment Company LP and New O’Reilly Real Estate Company LP, entities in which certain shareholders and directors of the Company are partners. Generally, these lease agreements provide for renewal options for an additional five years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreement. Additionally, the Company leases certain land and buildings related to 21 of its O’Reilly Auto Parts stores under fifteen-year operating lease agreements with O’Reilly-Wooten, 2001 LLP, an entity in which certain shareholders and directors of the Company are partners. Generally, these lease agreements provide for renewal options for two additional five-year terms at the option of the Company (see Note 6). Lease payments under these operating leases totaled $4.0 million, $3.7 million and $3.5 million in 2010, 2009 and 2008, respectively.

NOTE 6—COMMITMENTS

Lease commitments:

The Company leases certain office space, retail stores, property and equipment under long-term, non-cancelable operating leases. Most of these leases include renewal options and some include options to purchase and/or provisions for percentage rent based on sales or incremental step increase provisions. At December 31, 2010, future minimum lease payments under all of the Company’s operating leases for each of the next five years and in the aggregate are as follows (in thousands):

	Related Parties	Non-related Parties	Total
2011	$3,873	$216,068	$219,941
2012	3,858	199,723	203,581
2013	3,785	173,740	177,525
2014	2,444	150,016	152,460
2015	1,716	121,932	123,648
Thereafter	7,129	623,273	630,402

Total	$22,805	$1,484,752	$1,507,557

Rental expense incurred for all non-cancellable operating leases totaled $226.9 million, $229.1 million and $132.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Other commitments:

The Company had construction commitments, which totaled approximately $64.8 million, at December 31, 2010.

NOTE 7—EXIT ACTIVITIES

The Company maintains reserves for closed stores and other properties that are no longer utilized in current operations, as well as reserves for employee separation liabilities. Reserves for closed stores and other properties include stores and other properties acquired in the CSK acquisition (see Note 2). Employee separation liabilities represent costs for anticipated payments, including payments required under various pre-existing employment arrangements with acquired CSK employees, which existed at the time of the acquisition, relating to the planned involuntary termination of employees performing overlapping or duplicative functions.

The Company accrues for closed property operating lease liabilities using a credit-adjusted discount rate to calculate the present value of the remaining non-cancelable lease payments, contractual occupancy costs and lease termination fees after the closing date, net of estimated sublease income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which currently extend through April of 2023. The Company estimates sublease income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, previous efforts to dispose of similar assets and existing economic conditions. Adjustments to closed property reserves are made to reflect changes in estimated sublease income or actual contracted exit costs, which vary from original estimates. Adjustments are made for material changes in estimates in the period in which the changes become known.

The following is a summary of closure reserves for stores, administrative office and distribution facilities and reserves for employee separation costs at December 31, 2010 and 2009 (in thousands):

	Store Closure Liabilities	Administrative Office and Distribution Facilities Closure Liabilities	Employee Separation Liabilities
Balance at January 1, 2009:	$7,374	$4,127	$25,079
Planned CSK exit activities	10,646	4,739	(996)
Additions and accretion	995	291	—
Payments	(3,759)	(1,375)	(22,003)
Revisions to estimates	521	(129)	—

Balance at December 31, 2009:	15,777	7,653	2,080
Additions and accretion	902	446	—
Payments	(3,121)	(2,330)	(1,519)
Revisions to estimates	413	(161)	595

Balance at December 31, 2010:	$13,971	$5,608	$1,156

The revisions to estimates in closure reserves for stores and administrative office and distribution facilities included changes in the estimates of sublease agreements, changes in assumptions of various store and office closure activities, and changes in assumed leasing arrangements since the acquisition of CSK. The cumulative amount incurred in closure reserves for stores from the inception of the exit activity through December 31, 2010, was $23.4 million. The cumulative amount incurred in administrative office and distribution facilities from the inception of the exit activity through December 31, 2010, was $9.3 million. The balance of both these reserves is included in “Other current liabilities” and “Other liabilities” on the accompanying Consolidated Balance Sheets based upon the dates when the reserves are expected to be settled. The revisions to estimates in the reserves for employee separation liabilities include additional severance and incentive compensation accrued for employees of CSK. The cumulative amount incurred in employee separation liabilities from the inception of the exit activity through December 31, 2010, was $29.4 million, the balance of which is included in “Accrued payroll” on the accompanying Consolidated Balance Sheets.

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate risk management:

As discussed in Note 4, on each of July 24, 2008, October 14, 2008, and January 21, 2010, the Company entered into interest rate swap transactions with BBT, BA, SunTrust and/or Barclays to mitigate cash flow risk associated with the floating interest rate based on the one month LIBOR rate on an aggregate of $450 million of the debt outstanding under the Credit Facility, dated as of July 11, 2008. The interest rate swap transaction the Company entered into with BBT on July 24, 2008, for $100 million, matured on August 1, 2010, bringing the total notional amount of swapped debt to $350 million as of that date. The interest rate swap transaction that the Company entered into with BBT on October 14, 2008, for $25 million and was scheduled to mature on October 17, 2010, was terminated at the Company’s request on September 16, 2010, reducing the total notional amount of swapped debt to $325 million as of that date. The interest rate swap transactions the Company entered into with BBT, BA and/or SunTrust on October 14, 2008, totaling $75 million, matured on October 17, 2010, bringing the total notional amount of swapped debt to $250 million as of December 31, 2010. The swap transactions have been designated as cash flow hedges with interest payments designed to offset the interest payments for borrowings under the Credit Facility that correspond to the notional amounts of the swaps. The fair values of the Company’s outstanding hedges are recorded as a liability in the accompanying Consolidated Balance Sheets at December 31, 2010 and 2009. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative instrument is recorded as a component of “Accumulated other comprehensive loss” and any ineffectiveness is recognized in earnings in the period of ineffectiveness. The change in the fair value of the $25 million interest rate swap contract, which was terminated by the Company on September 16, 2010, was deemed to be ineffective as of the termination date. The Company recognized $0.1 million in “Interest expense” for the year ended December 31, 2010, as a result of the hedge ineffectiveness. As of December 31, 2010, the Company’s remaining hedging instruments have been deemed to be highly effective.

The tables below represent the effect the Company’s derivative financial instruments had on its condensed consolidated financial statements as of December 31, 2010 and 2009 (in thousands):

	Fair Value of Derivative, Recorded as Payable		Fair Value of Derivative, Tax Effect		Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative, net of tax
Derivative Designated as Hedging Instrument	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Interest rate swap contracts	$4,845	$13,053	$1,875	$5,091	$2,970	$7,962

	Location and Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
Derivative Designated as Hedging Instrument	Year ended December 31, 2010		Year ended December 31, 2009

Interest rate swap contracts	Interest expense	$65	Interest expense	$—

	Location of and Amount Recorded as Payable to Counterparties
Derivative Designated as Hedging Instrument	December 31, 2010		December 31, 2009

Interest rate swap contracts	Other current liabilities	$4,845	Other current liabilities	$4,140
Interest rate swap contracts	Other liabilities	—	Other liabilities	8,913

All of the interest rate swap transactions that existed as of December 31, 2010, for a total notional amount of $250 million, were terminated at the Company’s request on January 14, 2011, concurrent with the retirement of the Credit Facility and the issuance of its 2011 4.875% Senior Notes (see Note 4).

NOTE 9—FAIR VALUE MEASUREMENTS

The Company uses the fair value hierarchy, which prioritizes the inputs used to measure the fair value of certain of its financial instruments. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The Company uses the income and market approaches to determine the fair value of its assets and liabilities. The three levels of the fair value hierarchy are set forth below:

•	Level 1 – Observable inputs that reflect quoted prices in active markets.

•	Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.

•	Level 3 – Unobservable inputs in which little or no market data exists, there requiring the Company to develop its own assumptions.

6 3/4% Exchangeable Senior Notes:

As discussed in Note 4, the 6 3/4% Exchangeable Senior Notes were retired during 2010 and no amounts were outstanding at December 31, 2010. The carrying amount of the Company’s 6 3/4% Exchangeable Senior Notes at December 31, 2009, was included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheets.

The estimated fair value at December 31, 2009, of the Company’s 6 3/4% Exchangeable Senior Notes, which was determined by reference to quoted market prices (Level 1), is included in the table below (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Obligations under 6 3/4% senior exchangeable notes	$—	$—	$100,718	$119,273

Interest rate swap contracts:

The fair values of the Company’s outstanding interest rate swap contracts (see Note 4) are included in “Other current liabilities” and “Other liabilities” on the accompanying Consolidated Balance Sheets. The fair value of the interest rate swap contracts are based on the discounted net present value of the swap using third party quotes (Level 2). Changes in fair market value are recorded in “Other comprehensive income (loss)”, and changes resulting from ineffectiveness are recorded in current earnings.

The fair value of the Company’s interest rate contracts is included in the tables below (in thousands):

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative contracts	$—	$(4,845)	$—	$(4,845)

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative contracts	$—	$(13,053)	$—	$(13,053)

Asset-based revolving credit facility:

The Company has determined that the estimated fair value of its Credit Facility (see Note 4) approximates the carrying amount of $356.0 million and $678.8 million at December 31, 2010, and December 31, 2009, respectively, which are included in “Long-term debt, less current portion” on the accompanying Consolidated Balance Sheets. These valuations were determined by consulting investment bankers, the Company’s observations of the value tendered by counterparties moving into and out of the facility and an analysis of the changes in credit spreads for comparable companies in the industry (Level 2).

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS

Unrealized holding gains on available-for-sale securities, consisting of the Company’s investment in CSK common stock prior to the Company’s completion of the acquisition of CSK (see Note 2), as well as unrealized losses from interest rate swaps that qualify as cash flow hedges, are included in “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets. The adjustment to “Accumulated other comprehensive loss” for the year ended December 31, 2010, totaled $8.2 million with a corresponding tax liability of $3.2 million resulting in a net of tax effect of $5.0 million. The adjustment to “Accumulated other comprehensive loss” for the year ended December 31, 2009, totaled $5.8 million with a corresponding tax liability of $2.3 million resulting in a net of tax effect of $3.6 million. During the year ended December 31, 2010, $0.1 million was reclassified from “Accumulated other comprehensive loss” into earnings due to the ineffectiveness of an interest rate swap contract which was terminated on September 16, 2010 (see Note 8). Changes in “Accumulated other comprehensive loss”, net of tax, for the years ended December 31, 2010, 2009 and 2008, consisted of the following (in thousands):

	Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2007	$(6,800)	$—	$(6,800)
Period change	6,800	(11,513)	(4,713)

Balance at December 31, 2008	—	(11,513)	(11,513)
Period change	—	3,551	3,551

Balance at December 31, 2009	—	(7,962)	(7,962)
Period change	—	4,992	4,992

Balance at December 31, 2010	$—	$(2,970)	$(2,970)

Comprehensive income for the years ended December 31, 2010, 2009 and 2008, was $424.4 million, $311.0 million and $181.5 million, respectively.

NOTE 11—SHARE-BASED EMPLOYEE COMPENSATION PLANS AND OTHER BENEFIT PLANS

The Company recognizes share-based compensation expense based on the fair value of the grants, awards or shares at the time of the grant, award or issuance. Share-based payments include stock option awards issued under the Company’s employee stock option plan and director stock option plan, restricted stock awarded under the Company’s employee incentive plan and director plan, stock issued through the Company’s employee stock purchase plan and stock issued through other benefit programs.

Stock options:

The Company’s employee stock-based incentive plans provide for the granting of stock options to certain key employees of the Company for the purchase of common stock of the Company. A total of 34,000,000 shares have been authorized for issuance under these plans. Options are granted at an exercise price that is equal to the closing market price of the Company’s common stock on the date of the grant. Options granted under the plans expire after ten years and typically vest 25% a year, over four years. The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method.

A summary of the shares subject to currently issued and outstanding stock options under these plans are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	9,724,879	$26.57
Granted	1,480,375	47.64
Exercised	(2,248,650)	24.55
Forfeited	(701,750)	32.78

Outstanding at December 31, 2010	8,254,854	$30.37	6.78	$248,031

Vested or expected to vest at December 31, 2010	7,430,477	$29.53	6.59	$229,497

Exercisable at December 31, 2010	4,147,534	$25.36	5.24	$145,409

The Company maintains a stock based incentive plan for directors of the Company pursuant to which the Company may grant stock options and/or restricted stock awards. A total of 1,000,000 shares of common stock have been authorized for issuance under this plan. Options are granted at an exercise price that is equal to the market value of the Company’s common stock on the date of the grant. Options granted under the plan expire after seven years and vest fully after six months. The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. A summary of the shares subject to currently issued and outstanding stock options under this plan is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	205,000	$26.39
Granted	25,000	48.31
Exercised	(90,000)	21.52
Forfeited	—	—

Outstanding at December 31, 2010	140,000	$33.43	4.20	$3,778

Vested or expected to vest at December 31, 2010	140,000	$33.43	4.20	$3,778

Exercisable at December 31, 2010	140,000	$33.43	4.20	$3,778

At December 31, 2010, approximately 8,667,000 and 285,000 shares were available for future grants under the employee stock option plan and director stock option plan, respectively. For the year ended December 31, 2010, the Company recognized stock option compensation expense related to these plans of $14.9 million and a corresponding income tax benefit of $5.7 million. For the year ended December 31, 2009, the Company recognized stock option compensation expense related to these plans of $13.5 million and a corresponding income tax benefit of $5.2 million. For the year ended December 31, 2008, the Company recognized stock option compensation expense related to these plans of $8.0 million and a corresponding income tax benefit of $3.1 million.

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

The following weighted-average assumptions were used for grants issued for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Risk-free interest rate	1.67%	2.04%	2.91%
Expected life	4.3 years	4.7 years	4.2 years
Expected volatility	33.9%	33.0%	26.8%
Expected dividend yield	0%	0%	0%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008, were $14.24, $11.10 and $7.01, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 were $60.0 million, $30.0 million and $6.6 million, respectively. The Company recorded cash received from the exercise of stock options of $56.9 million, $54.3 million and $18.6 million, in the years ended December 31, 2010, 2009 and 2008, respectively. The remaining unrecognized compensation expense related to unvested awards at December 31, 2010, was $37.2 million and the weighted-average period of time over which this expense will be recognized is 2.69 years. The weighted-average remaining contractual life of options currently exercisable at December 31, 2010, 2009 and 2008, was 5.21, 5.21 and 4.90 years, respectively.

Performance incentive plan

The Company has in effect a performance incentive plan for the Company’s corporate and senior management under which the Company awards shares of restricted stock that vest equally over a three-year period and are held in escrow until such vesting has occurred. Shares are forfeited when an employee ceases employment. A total of 650,000 shares of common stock have been authorized for issuance under this plan. Shares awarded under this plan are valued based on the market price of the Company’s common stock on the date of grant and compensation expense is recorded over the vesting period. The Company recorded $0.9 million of compensation expense for this plan for the year ended December 31, 2010, and recognized a corresponding income tax benefit of $0.4 million. The Company recorded $0.5 million of compensation expense for this plan for the year ended December 31, 2009, and recognized a corresponding income tax benefit of $0.2 million. The Company recorded $0.5 million of compensation expense for this plan for the year ended December 31, 2008, and recognized a corresponding income tax benefit of $0.2 million. The total fair value (at vest date) of shares vested for the years ended December 31, 2010, 2009 and 2008, were $1.6 million, $0.7 million and $0.5 million, respectively. The remaining unrecognized compensation expense related to unvested awards at December 31, 2010, was $1.3 million. The Company awarded 41,134 shares under this plan in 2010 with an average grant-date fair value of $39.57. The Company awarded 21,773 shares under this plan in 2009 with an average grant-date fair value of $33.36. The Company awarded 16,830 shares under this plan in 2008 with an average grant-date fair value of $26.96. Compensation expense for shares awarded is recognized over the three-year vesting period. Changes in the Company’s restricted stock for the year ended December 31, 2010, were as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2009	19,532	$31.65
Granted during the period	41,134	39.57
Vested during the period	(26,037)	35.35
Forfeited during the period	(996)	37.35

Non-vested at December 31, 2010	33,633	$38.30

At December 31, 2010, approximately 418,000 shares were reserved for future issuance under this plan.

Employee stock purchase plan:

The Company’s employee stock purchase plan permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value. Participants may authorize the Company to withhold up to 5% of their annual salary to participate in the plan. The stock purchase plan authorizes up to 4,250,000 shares to be granted. During the year ended December 31, 2010, the Company issued 152,910 shares under the purchase plan at a weighted-average price of $40.86 per share. During the year ended December 31, 2009, the Company issued 178,523 shares under the purchase plan at a weighted average price of $30.47 per share. During the year ended December 31, 2008, the Company issued 208,293 shares under the purchase plan at a weighted average price of $22.61 per share. Compensation expense is recognized based on the discount between the grant date fair value and the employee purchase price for shares sold to employees. During the year ended December 31, 2010, the Company recorded $1.1 million of compensation expense related to the employee share purchases with a corresponding income tax benefit of $0.4 million. During the year ended December 31, 2009, the Company recorded $1.0 million of compensation expense related to employee share purchases with a corresponding income tax benefit of $0.4 million. During the year ended December 31, 2008, the Company recorded $0.8 million of compensation expense related to employee share purchases with a corresponding income tax benefit of $0.3 million. At December 31, 2010, approximately 1,251,000 shares were reserved for future issuance under this plan.

Other employee benefit plans:

The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are at least 21 years of age and have at least six months of service. The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. Beginning in the fourth quarter of 2009, the Company’s matching and discretionary profit sharing contributions under this plan are funded in the form of cash. Prior to that time, the Company’s matching and discretionary profit sharing contributions under this plan were funded in the form of the Company’s common stock. A total of 4,200,000 shares of common stock have been authorized for issuance under this plan. During the year ended December 31, 2010, the Company did not record any share based compensation expense for contributions to this plan. During the year ended December 31, 2009, the Company recorded $6.8 million of share based compensation expense for contributions to this plan with a corresponding income tax benefit of $2.7 million. During the year ended December 31, 2008, the Company recorded $4.2 million of share based compensation expense for contributions to this plan with a corresponding income tax benefit of $1.6 million. The Company did not issue any shares under this plan in 2010. The Company issued 193,127 shares in 2009 to fund matching contributions at an average grant date fair value of $35.37. The Company issued 321,162 shares in 2008 to fund the 2007 profit sharing and matching contributions at an average grant date fair value of $26.72. At December 31, 2010, approximately 349,000 shares were reserved for future issuance under this plan; however, the Company does not anticipate funding the plan with the issuance of shares in the future.

On July 11, 2008, in conjunction with the acquisition of CSK (see Note 2), the Company became the sponsor for a 401(k) plan that was available to all CSK team members who are at least 21 years of age. The Company’s matching contributions from the July 11, 2008, acquisition date through December 31, 2008, totaled $0.9 million. The CSK 401(k) plan was merged with the Company’s profit sharing and savings plan effective January 1, 2009.

Supplemental retirement plan agreement:

In conjunction with the CSK acquisition, the Company assumed a supplemental executive retirement plan agreement with CSK’s former Chairman and Chief Executive Officer, Maynard Jenkins, which provides supplemental retirement benefits for a period of 10 years beginning on the first anniversary of the effective date of termination of his employment. Mr. Jenkins retired on August 15, 2007. The benefit amount in this agreement is fully vested and payable to Mr. Jenkins at a rate of $0.6 million per annum. The Company has accrued the entire present value of this obligation of approximately $4 million as of the July 11, 2008, acquisition date. A payment of $0.6 million was made to Mr. Jenkins in 2010, 2009 and between July 11, 2008, the acquisition date, and December 31, 2008. The total amount paid to Mr. Jenkins for the supplemental executive retirement plan agreement, as of December 31, 2010, was $1.8 million.

NOTE 12—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share data):

	Years ended December 31,
	2010	2009	2008
Numerator (basic and diluted):
Net income	$419,373	$307,498	$186,232

Denominator:
Weighted-average common shares outstanding – basic	138,654	136,230	124,526
Effect of stock options (See Note 11)	2,348	1,651	887
Effect of exchangeable notes (See Note 4)	990	1	—

Weighted-average common shares outstanding – assuming dilution	141,992	137,882	125,413

Earnings per share - basic	$3.02	$2.26	$1.50

Earnings per share - assuming dilution	$2.95	$2.23	$1.48

Incremental net shares for the exchange feature of the Notes (see Note 4), were included in the diluted earnings per share calculation for the years ended December 31, 2010, and December 31, 2009. The incremental net shares for the exchange feature of the Notes were not included in the diluted earnings per share calculation for the year ended December 31, 2008, as the impact would have been antidilutive.

For the years ended December 31, 2010, 2009 and 2008, there were common stock equivalents which the Company did not include in the computation of diluted earnings per share. These common stock equivalents represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equivalents would have been antidilutive. The following table summarizes the antidilutive stock options as of December 31, 2010, 2009 and 2008 (in thousands):

	Years ended December 31,
	2010	2009	2008
Antidilutive stock options	1,373	1,587	7,441
Weighted-average exercise price per share	$48.15	$35.61	$28.97

NOTE 13—INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include the tax effect of carry forwards. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2010 and 2009 (in thousands):

	2010	2009
Deferred tax assets:
Current:
Allowance for doubtful accounts	$2,683	$1,897
Unrealized loss on cash flow hedges	1,875	1,606
Net operating losses	1,893	16,159
Tax credits	5,437	—
Other accruals	78,479	74,702
Noncurrent:
Tax credits	3,558	9,202
Net operating losses	3,408	4,016
Unrealized losses on cash flow hedges	—	3,458
Other accruals	20,464	31,375

Total deferred tax assets	117,797	142,415

Deferred tax liabilities:
Current:
Inventories	56,490	8,430
Noncurrent:
Property and equipment	95,300	62,764
Other	866	3,608

Total deferred tax liabilities	152,656	74,802

Net deferred tax (liabilities) assets	$(34,859)	$67,613

The provision for income taxes consists of the following as of December 31, 2010, 2009 and 2008 (in thousands):

	Current	Deferred	Total
2010:
Federal	$146,259	$88,395	$234,654
State	24,484	10,862	35,346

	$170,743	$99,257	$270,000

2009:
Federal	$121,919	$44,339	$166,258
State	17,100	6,042	23,142

	$139,019	$50,381	$189,400

2008:
Federal	$90,544	$9,313	$99,857
State	14,725	1,718	16,443

	$105,269	$11,031	$116,300

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Federal income taxes at statutory rate	$241,281	$173,914	$105,887
State income taxes, net of federal tax benefit	22,267	18,896	10,633
Other items, net	6,452	(3,410)	(220)

Total provision for income taxes	$270,000	$189,400	$116,300

The excess tax benefit associated with the exercise of non-qualified stock options has been included within “Additional paid-in capital” in the accompanying consolidated financial statements.

As of December 31, 2010, the Company had net operating loss carryforwards for federal income tax purposes of $5.4 million (for which a portion are also available for state tax purposes) and general business tax credit carry forwards available for federal and state tax purposes of $2.4 million and $4.1 million, respectively. The Company also has an alternative minimum tax credit carry forward for federal tax purposes of $2.5 million. The net operating loss carryforwards generally expire in years ranging from 2021 to 2027, and the tax credits generally expire in years ranging from 2019 to 2028. The alternative minimum tax credit carry forward does not expire.

For the years ended December 31, 2010, 2009 and 2008, the Company had recorded a reserve for unrecognized tax benefits (including interest) of $41.3 million, $37.6 million and $34.3 million, respectively, of which $41.3 million, $37.6 million and $34.3 million would affect the Company’s effective tax rate if recognized, generally net of federal tax affect. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the years ended December 31, 2010, 2009 and 2008, the Company had accrued approximately $4.6 million, $4.0 million and $3.9 million, respectively, of interest related to uncertain tax positions before the benefit of the deduction for interest on state and federal returns. During the years ended December 31, 2010, 2009 and 2008, the Company recorded tax expense related to an increase in its liability for interest of $1.5 million, $1.5 million and $1.4 million, respectively. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2011, the Company expects a reduction of $3.1 million of unrecognized tax benefits during the one-year period subsequent to December 31, 2010, resulting from settlement or expiration of the statute of limitations.

The O’Reilly U.S. federal income tax returns for tax years 2007 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). The IRS concluded an examination of the O’Reilly consolidated 2006 and 2007 federal income tax returns in the fourth quarter of 2009. The statute of limitations for the O’Reilly federal income tax returns for tax years 2006 and prior expired on September 15, 2010. The statute of limitations for the O’Reilly U.S. federal income tax return for 2007 will expire on September 15, 2011, unless otherwise extended. The IRS is currently conducting an examination of the O’Reilly consolidated return for the tax year 2008. The O’Reilly state income tax returns remain subject to examination by various state authorities for tax years ranging from 2001 through 2010.

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

A summary of the changes in the gross amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2010, 2009 and 2008, is shown below (in thousands):

	2010	2009	2008
Balance as of January 1	$33,570	$30,400	$16,952
Addition based on tax positions related to the current year	5,138	5,900	5,638
Addition based on tax positions related to CSK acquisition	—	—	8,620
Reduction due to lapse of statute of limitations	(1,998)	(2,730)	(810)

Balance as of December 31	$36,710	$33,570	$30,400

NOTE 14—LEGAL MATTERS

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

CSK Pre-Acquisition Matters – Governmental Investigations and Actions:

As previously reported, the pre-acquisition Securities and Exchange Commission (“SEC”) investigation of CSK, which commenced in 2006, was settled in May of 2009 by administrative order without fines, disgorgement or other financial remedies. The Department of Justice (“DOJ”)’s criminal investigation into these same matters as previously disclosed is near a conclusion and is described more fully below. In addition, the previously reported SEC complaint against three former employees of CSK for alleged conduct related to CSK’s historical accounting practices remains ongoing. The action filed by the SEC on July 22, 2009, against Maynard L. Jenkins, the former Chief Executive Officer of CSK seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, as previously reported, also continues. The previously reported DOJ criminal prosecution of Don Watson, the former Chief Financial Officer of CSK, remains ongoing with trial set to commence on or about June 7, 2011.

With respect to the ongoing DOJ investigation into CSK’s pre-acquisition accounting practices as referenced above, as previously disclosed, O’Reilly and the DOJ agreed in principle, subject to final documentation, to resolve the DOJ investigation of CSK’s legacy pre-acquisition accounting practices. The Company and the DOJ continue work to complete the final documentation necessary for the execution of the Non-Prosecution Agreement previously referenced and payment of the one-time monetary penalty of $20.9 million, also previously reported. The Company’s total reserve related to the DOJ investigation of CSK was $21.4 million at December 31, 2010, which relates to the amount of the monetary penalty and associated legal costs.

Notwithstanding the agreement in principle with the DOJ, several of CSK’s former directors or officers and current or former employees have been or may be interviewed or deposed as part of criminal, administrative and civil investigations and lawsuits. As described above, certain former employees of CSK are the subject of civil and criminal litigation commenced by the government. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK has certain obligations to indemnify these persons and, as a result, O’Reilly is currently incurring legal fees on behalf of these persons in relation to pending matters. Some of these indemnification obligations and other related costs may not be covered by CSK’s insurance policies.

As a result of the CSK acquisition, O’Reilly expects to continue to incur ongoing legal fees related to the indemnity obligations related to the litigation that has commenced by the DOJ and SEC of CSK’s former employees. O’Reilly has a remaining reserve, with respect to such indemnification obligations, of $18.8 million at December 31, 2010, which was primarily recorded as an assumed liability in the Company’s allocation of the purchase price of CSK.

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

NOTE 15—SHAREHOLDER RIGHTS PLAN

On May 7, 2002, and as amended on December 29, 2010, the Board of Directors adopted a shareholder rights plan (“Rights Agreement”) whereby one right was distributed for each share of common stock, par value $0.01 per share, of the Company held by stockholders of record (the “Rights”) as of the close of business on May 31, 2002. The Rights initially entitle stockholders to buy a unit representing one one-hundredth of a share of a new series of preferred stock of the Company for $160 and expire on May 30, 2012. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock. If a person or group acquires beneficial ownership of 15% or more of the Company’s common stock, each Right (other than Rights held by the acquirer) will, unless the Rights are redeemed by the Company, become exercisable upon payment of the exercise price of $160 for an amount of common stock of the Company having a market value of twice the exercise price of the Right. A copy of the Rights Agreement was filed on June 3, 2002, with the SEC, as Exhibit 4.2 to the Company’s report on Form 8-K.

NOTE 16—QUARTERLY RESULTS (Unaudited)

The following table sets forth certain quarterly unaudited operating data for the fiscal years ended December 31, 2010, and 2009. The unaudited quarterly information includes all adjustments which the Company considers necessary for a fair presentation of the information shown.

The unaudited operating data presented below should be read in conjunction with the Company’s consolidated financial statements and related notes, and the other financial information included therein.

	Fiscal 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Sales	$1,280,067	$1,381,241	$1,425,887	$1,310,330
Gross profit	618,347	672,633	693,415	636,597
Operating income	168,445	181,164	199,031	164,136
Gain on settlement of note receivable	—	—	—	11,639
Net income	97,476	99,595	116,542	105,760
Earnings per share – basic	0.71	0.72	0.84	0.76
Earnings per share – assuming dilution	0.70	0.71	0.82	0.74

	Fiscal 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Sales	$1,163,749	$1,251,377	$1,258,239	$1,173,697
Gross profit	542,670	603,769	610,555	569,534
Operating income	113,336	149,675	149,196	125,412
Net income	62,835	85,515	87,225	71,923
Earnings per share – basic	0.47	0.63	0.64	0.52
Earnings per share – assuming dilution	0.46	0.62	0.63	0.52

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us (including our consolidated subsidiaries) in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”) and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report, which is included in Item 8.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information regarding the directors of the Company contained in the Company’s Proxy Statement on Schedule 14A for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) under the caption “Proposal 1-Election of Class III Directors” is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I, in accordance with General Instruction G (3) to Form 10-K, for our executive officers who are not also directors.

Our Board of Directors has adopted a code of ethics that applies to all of our directors, officers (including its chief executive officer, chief operating officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and employees. Our Code of Ethics is available on our website at www.oreillyauto.com.

The Board of Directors has established an Audit Committee pursuant to Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee currently consists of Jay Burchfield, Thomas Hendrickson, Paul R. Lederer, John Murphy and Ronald Rashkow, each an independent director in accordance with The Nasdaq Stock Market Marketplace Rule 5605(a)(2), the standards of Rule 10A-3 of the Exchange Act and the requirements of The Nasdaq Stock Market Marketplace Rule 5605(c)(2). In addition, our Board of Directors has determined that Mr. Murphy, Chairman of the Audit Committee, qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

The information regarding compliance with Section 16(a) of the Exchange Act included in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth shares authorized for issuance under the Company’s equity compensation plans at December 31, 2010:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Equity compensation plans approved by shareholders	8,395	$30.42	9,370
Equity compensation plans not approved by shareholders	—	—	—

Total	8,395	$30.42	9,370

(a)	Number of shares presented is in thousands.
(b)	Includes weighted-average exercise price of outstanding stock options.

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

1.	Financial Statements-O’Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders’ Report of the registrant for the year ended December 31, 2010, are filed with this Annual Report in Part II, Item 8:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm – Financial Statements

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008

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

3.	Exhibits

See Exhibit Index on page E-1.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses	Additions - Charged to Other Accounts - Describe		Deductions - Describe		Balance at End of Period
(amounts in thousands)

Year ended December 31, 2010: Deducted from asset account: Sales and returns allowances	$5,316	$318	$—		$—		$5,634
Allowance for doubtful accounts	6,795	9,250	—		7,696	(1)	8,349

Year ended December 31, 2009: Deducted from asset account: Sales and returns allowances	$2,776	$2,540	$—		$—		$5,316
Allowance for doubtful accounts	4,521	11,342	—		9,068	(1)	6,795

Year ended December 31, 2008: Deducted from asset account: Sales and returns allowances	$2,263	$42	$656	(2)	$185	(3)	$2,776
Allowance for doubtful accounts	3,179	7,439	431	(2)	6,528	(1)	4,521

(1)	Uncollectable accounts written off
(2)	Acquired in allocation of CSK purchase price
(3)	Allowance adjustment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.
(Registrant)

Date: February 28, 2011
By	/s/ Greg Henslee
Greg Henslee
Chief Executive Officer and Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David E. O’Reilly David E. O’Reilly	Director and Chairman of the Board	February 28, 2011

/s/ Lawrence P. O’Reilly Lawrence P. O’Reilly	Director and Vice-Chairman of the Board	February 28, 2011

/s/ Charles H. O’Reilly, Jr. Charles H. O’Reilly, Jr.	Director and Vice-Chairman of the Board	February 28, 2011

/s/ Rosalie O’Reilly Wooten Rosalie O’Reilly Wooten	Director	February 28, 2011

/s/ Jay D. Burchfield Jay D. Burchfield	Director	February 28, 2011

/s/ Thomas Hendrickson Thomas Hendrickson	Director	February 28, 2011

/s/ Paul R. Lederer Paul R. Lederer	Director	February 28, 2011

/s/ John Murphy John Murphy	Director	February 28, 2011

/s/ Ronald Rashkow Ronald Rashkow	Director	February 28, 2011

/s/ Greg Henslee Greg Henslee	Chief Executive Officer and Co-President (Principal Executive Officer)	February 28, 2011

/s/ Ted Wise Ted Wise	Chief Operating Officer and Co-President	February 28, 2011

/s/ Thomas McFall Thomas McFall	Executive Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated April 1, 2008, between O’Reilly Automotive, Inc., OC Acquisition Company and CSK Auto Corporation, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2008, is incorporated herein by this reference.

2.2	Agreement and Plan of Merger, dated December 29, 2010, between O’Reilly Automotive, Inc., O’Reilly Holdings, Inc. and O’Reilly MergerCo, Inc., filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2010, is incorporated herein by this reference.

3.1	Articles of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2010, is incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended, filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 29, 2010, is incorporated herein by this reference.

4.1	Form of Stock Certificate for Common Stock, filed as Exhibit 4.1 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.

4.2	Rights Agreement, dated as of May 7, 2002, and as amended on December 29, 2010, between O’Reilly Automotive, Inc. and Computershare Trust Company, N.A., as Successor Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B and the Form of Summary of Rights as Exhibit C, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2002, is incorporated herein by this reference.

4.3	Amendment No. 1 to Rights Agreement, dated as of December 29, 2010, by and among O’Reilly Holdings, Inc., O’Reilly Automotive, Inc. and Computershare Trust Company, N.A., as successor rights agent to UMB Bank, N.A., filed herewith.

4.4	Indenture, dated as of January 14, 2011, among O’Reilly Automotive, Inc. as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 14, 2011, is incorporated herein by this reference.

10.1 (a)	Form of Employment Agreement between the Registrant and David E. O’Reilly, Lawrence P. O’Reilly, Charles H. O’Reilly, Jr. and Rosalie O’Reilly Wooten, filed as Exhibit 10.1 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.

10.2	Lease between the Registrant and O’Reilly Investment Company, filed as Exhibit 10.2 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.

10.3	Lease between the Registrant and O’Reilly Real Estate Company, filed as Exhibit 10.3 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.

10.4 (a)	Form of Retirement Agreement between the Registrant and David E. O’Reilly, Lawrence P. O’Reilly, Charles H. O’Reilly, Jr. and Rosalie O’Reilly Wooten, filed as Exhibit 10.4 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference.

10.5 (a)	O’Reilly Automotive, Inc. Profit Sharing and Savings Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 33-73892, is incorporated herein by this reference.

10.6 (a)	O’Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.8 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.

10.7 (a)	O’Reilly Automotive, Inc. Stock Purchase Plan , filed as Exhibit 10.9 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.

10.8(a)	O’Reilly Automotive, Inc. Director Stock Option Plan , filed as Exhibit 10.10 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.

EXHIBIT INDEX (continued)

Exhibit No.	Description

10.9	Loan commitment and construction loan agreement between the Registrant and Deck Enterprises, filed as Exhibit 10.13 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1993, are incorporated herein by this reference.

10.10	Lease between the Registrant and Deck Enterprises, filed as Exhibit 10.14 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by this reference.

10.11(a)	Amended Employment Agreement between the Registrant and Charles H. O’Reilly, Jr., filed as Exhibit 10.17 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference.

10.12(a)	O’Reilly Automotive, Inc. Performance Incentive Plan, filed as Exhibit 10.18 (a) to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference.

10.13 (a)	Second Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by this reference.

10.14 (a)	Third Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.21 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.15 (a)	First Amendment to the O’Reilly Automotive, Inc. Directors’ Stock Option Plan, filed as Exhibit 10.22 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.16 (a)	O’Reilly Automotive, Inc. Deferred Compensation Plan, filed as Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.17	Trust Agreement between the Registrant’s Deferred Compensation Plan and Bankers Trust, dated February 2, 1998, filed as Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.18(a)	2001 Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, dated May 8, 2001, filed as Exhibit 10.24 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by this reference.

10.19(a)	First Amendment to Retirement Agreement, dated February 7, 2001, filed as Exhibit 10.26 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference.

10.20(a)	Fourth Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, dated February 7, 2001, filed as Exhibit 10.27 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference.

10.21(a)	Amended and Restated O’Reilly Automotive, Inc 2003 Incentive Plan, filed as Appendix B to the Registrant’s Proxy Statement for 2005 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.22(a)	Amended and Restated O’Reilly Automotive, Inc. 2003 Directors’ Stock Plan, filed as Appendix C to the Registrant’s Proxy Statement for 2005 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.23 (a)	O’Reilly Automotive, Inc. 2009 Stock Purchase Plan, filed as Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

EXHIBIT INDEX (continued)

Exhibit No.	Description

10.24 (a)	O’Reilly Automotive, Inc. 2009 Incentive Plan, filed as Appendix B to the Registrant’s Proxy Statement for 2009 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.25	Form of Stock Option Agreement, dated as of December 31, 2009, filed as Exhibit 10.47 to the Registrant’s Annual Shareholder’s Report on Form 10-K for the year ended December 31, 2009, is incorporated herein by this reference.

10.26	Credit Agreement, dated as of January 14, 2011, among O’Reilly Automotive, Inc., as the lead Borrower itself and the other Borrowers from time to time party thereto, the Guarantors from time to time party thereto, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 14, 2011, is incorporated herein by this reference.

18.0	Independent Registered Public Accounting Firm Letter Regarding Accounting Change, dated March 7, 2005, filed as Exhibit 18.0 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by this reference.

21.1	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm, filed herewith.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
(a)	Management contract or compensatory plan or arrangement.