Form 10-Q
period 2011-03-31
O REILLY AUTOMOTIVE INC
filed 2011-05-09
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-21318

O’REILLY AUTOMOTIVE, INC.

(Exact name of registrant as specified in its charter)

Missouri	27-4358837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, $0.01 par value – 137,870,262 shares outstanding as of May 2, 2011.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended March 31, 2011

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$230,048	$29,721
Accounts receivable, net	128,224	121,807
Amounts receivable from vendors	68,641	61,845
Inventory	2,001,314	2,023,488
Deferred income taxes	10,018	33,877
Other current assets	29,166	30,514

Total current assets	2,467,411	2,301,252

Property and equipment, at cost	2,785,032	2,705,434
Less: accumulated depreciation and amortization	812,612	775,339

Net property and equipment	1,972,420	1,930,095

Notes receivable, less current portion	16,379	18,047
Goodwill	743,895	743,975
Other assets, net	47,981	54,458

Total assets	$5,248,086	$5,047,827

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$977,627	$895,736
Self-insurance reserves	53,852	51,192
Accrued payroll	45,351	52,725
Accrued benefits and withholdings	37,502	45,542
Income taxes payable	30,870	4,827
Other current liabilities	171,564	177,505
Current portion of long-term debt	1,208	1,431

Total current liabilities	1,317,974	1,228,958

Long-term debt, less current portion	497,641	357,273
Deferred income taxes	63,083	68,736
Other liabilities	181,538	183,175

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares – 138,741,655 as of March 31, 2011, and 141,025,544 as of December 31, 2010	1,387	1,410
Additional paid-in capital	1,138,249	1,141,749
Retained earnings	2,048,214	2,069,496
Accumulated other comprehensive loss	—	(2,970)

Total shareholders’ equity	3,187,850	3,209,685

Total liabilities and shareholders’ equity	$5,248,086	$5,047,827

Note: The balance sheet at December 31, 2010, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Sales	$1,382,738	$1,280,067
Cost of goods sold, including warehouse and distribution expenses	712,957	661,720

Gross profit	669,781	618,347

Selling, general and administrative expenses	473,344	449,902

Operating income	196,437	168,445

Other income (expense):
Write-off of asset-based revolving credit facility debt issuance costs	(21,626)	—
Termination of interest rate swap agreements	(4,237)	—
Interest expense	(5,237)	(10,879)
Interest income	542	396
Other, net	295	514

Total other expense	(30,263)	(9,969)

Income before income taxes	166,174	158,476

Provision for income taxes	63,700	61,000

Net income	$102,474	$97,476

Earnings per share-basic:
Earnings per share	$0.73	$0.71

Weighted-average common shares outstanding – basic	140,579	137,583

Earnings per share-assuming dilution:
Earnings per share	$0.72	$0.70

Weighted-average common shares outstanding – assuming dilution	142,866	139,612

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$102,474	$97,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment	38,934	38,263
Amortization of intangibles	(143)	1,672
Amortization of premium on exchangeable notes	—	(185)
Amortization of discount on senior notes	74	—
Amortization of debt issuance costs	265	2,137
Write-off of asset-based revolving credit facility debt issuance costs	21,626	—
Excess tax benefit from stock options exercised	(2,148)	(1,775)
Deferred income taxes	16,331	18,287
Stock option compensation programs	4,445	3,650
Other share based compensation programs	691	464
Other	3,058	1,558
Changes in operating assets and liabilities:
Accounts receivable	(9,503)	(17,424)
Inventory	22,175	10,110
Accounts payable	81,907	(23,509)
Income taxes payable	28,191	28,767
Other	(14,264)	11,155

Net cash provided by operating activities	294,113	170,646

Investing activities:
Purchases of property and equipment	(94,404)	(90,725)
Proceeds from sale of property and equipment	252	382
Payments received on notes receivable	1,679	1,272
Other	227	(1,186)

Net cash used in investing activities	(92,246)	(90,257)

Financing activities:
Proceeds from borrowings on asset-based revolving credit facility	42,400	122,700
Payments on asset-based revolving credit facility	(398,400)	(208,300)
Proceeds from the issuance of long-term debt	496,485	—
Payment of debt issuance costs	(7,385)	—
Principal payments on capital leases	(409)	(2,463)
Repurchases of common stock	(145,064)	—
Excess tax benefit from stock options exercised	2,148	1,775
Net proceeds from issuance of common stock	8,685	8,836

Net cash used in financing activities	(1,540)	(77,452)

Net increase in cash and cash equivalents	200,327	2,937
Cash and cash equivalents at beginning of period	29,721	26,935

Cash and cash equivalents at end of period	$230,048	$29,872

Supplemental disclosures of cash flow information:
Income taxes paid	$17,682	$13,171
Interest paid, net of capitalized interest	1,637	7,276

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2011

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on reported totals for assets, liabilities, shareholders’ equity, cash flows or net income. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is reviewed annually on November 30 for impairment, or more frequently if events or changes in business conditions indicate that impairment may exist. Goodwill is not amortizable for financial statement purposes. During the three months ended March 31, 2011, the Company recorded a decrease in goodwill of approximately $0.1 million, primarily due to the provision for income taxes relating to exercises of stock options acquired in the July of 2008 CSK Auto Corporation (“CSK”) acquisition and adjustments to purchase price allocations related to small acquisitions. The Company did not record any goodwill impairment during the three months ended March 31, 2011. For the three months ended March 31, 2011 and 2010, the Company recorded amortization expense of $1.5 million and $2.8 million, respectively, related to amortizable intangible assets, which are included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets. The components of the Company’s amortizable and unamortizable intangible assets are described in the table below, as of March 31, 2011, and December 31, 2010 (in thousands):

	Cost		Accumulated Amortization
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Amortizable intangible assets:
Favorable leases	$52,010	$52,010	$19,824	$18,329
Other	609	579	339	309

Total amortizable intangible assets	$52,619	$52,589	$20,163	$18,638

Unamortizable intangible assets:
Goodwill	$743,895	$743,975

Total unamortizable intangible assets	$743,895	$743,975

The favorable lease assets, included in the table above, were recorded in conjunction with the acquisition of CSK and represent the values of operating leases acquired with favorable terms. These favorable leases had an estimated weighted-average remaining useful life of approximately 10.3 years as of March 31, 2011. In addition, the Company has recorded a liability for the values of operating leases with unfavorable terms, acquired in the acquisition of CSK, totaling approximately $49.6 million at March 31, 2011, and December 31, 2010. These unfavorable leases had an estimated weighted-average remaining useful life of approximately 6.1 years as of March 31, 2011. During the three months ended March 31, 2011 and 2010, the Company recognized an amortized benefit of $1.7 million and $1.2 million, respectively, related to these unfavorable operating leases. The carrying amount, net of accumulated amortization, of these unfavorable lease liabilities was $27.8 million and $29.5 million as of March 31, 2011, and December 31, 2010, respectively, and is included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The liabilities related to these unfavorable leases are not included as a component of the Company’s closed store reserves, which are discussed in Note 4.

NOTE 3 – LONG-TERM DEBT

The amounts included in “Long-term debt, less current portion” and “Current portion of long-term debt” on the accompanying Condensed Consolidated Balance Sheets are described in the table below as of March 31, 2011, and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Capital leases	$2,290	$2,704
4.875% Senior Notes (1)	496,559	—
Unsecured revolving credit facility	—	—
Tranche A revolving credit facility	—	356,000

Total debt and capital lease obligations	498,849	358,704
Current portion of long-term debt	1,208	1,431

Long-term debt, less current portion	$497,641	$357,273

(1)	Net of original issuance discount of $3.4 million

Asset-based revolving credit facility:

In July of 2008, the Company entered into a credit agreement for a five-year asset-based revolving credit facility (the “ABL Credit Facility”), which was scheduled to mature in July of 2013. At December 31, 2010, the Company had outstanding borrowings of $356.0 million under the ABL Credit Facility, of which $106.0 million were not covered under an interest rate swap agreement. All outstanding borrowings under the ABL Credit Facility were repaid, and all related interest rate swap transaction agreements terminated on January 14, 2011, and the ABL Credit Facility was retired concurrent with the issuance of the Company’s 4.875% Senior Notes due 2021, as further described below. In conjunction with the retirement of the Company’s ABL Credit Facility, the Company recognized a one-time adjustment for a non-cash charge to write off the balance of debt issuance costs related to the ABL Credit Facility in the amount of $21.6 million and a one-time charge related to the termination of the Company’s interest rate swap agreements in the amount of $4.2 million, which are included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income for the quarter ended March 31, 2011.

4.875% Senior Notes due 2021:

On January 14, 2011, the Company issued $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 (“4.875% Senior Notes”) in the public market, of which certain of the Company’s subsidiaries are the guarantors (“Subsidiary Guarantors”), and United Missouri Bank, N.A. (“UMB”) is trustee. The 4.875% Senior Notes were issued at 99.297% of their face value of $500 million, and mature on January 14, 2021. Interest on the 4.875% Senior Notes accrues at a rate of 4.875% per annum and is payable on January 14 and July 14 of each year beginning on July 14, 2011. Interest is computed on the basis of a 360-day year.

The Company’s credit ratings on its 4.875% Senior Notes, as of March 31, 2011, are identified below:

Rating Agency	4.875% Senior Notes	Outlook
Moody’s Investor Services	Baa3	Stable
Standard & Poor’s Rating Services	BBB-	Stable

The proceeds from the 4.875% Senior Notes’ issuance were used to repay all of the Company’s outstanding borrowings under its ABL Credit Facility and to pay fees and expenses related to the offering of the 4.875% Senior Notes, and costs associated with terminating the Company’s existing interest rate swap agreements, with the remainder used for general corporate purposes.

Prior to October 14, 2020, the 4.875% Senior Notes are redeemable in whole, at any time, or in part, from time to time, at the Company’s option upon not less than 30 nor more than 60 days’ notice at a redemption price, plus any accrued and unpaid interest to, but not including, the redemption date, equal to the greater of:

•	100% of the principal amount thereof; or

•

the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable Treasury Yield (as defined in the indenture governing the 4.875% Senior Notes) plus 25 basis points.

On or after October 14, 2020, the 4.875% Senior Notes are redeemable in whole, at any time, or in part, from time to time, at the Company’s option upon not less than 30 nor more than 60 days’ notice at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. In addition, if at any time the Company undergoes a Change of Control Triggering Event (as defined in the indenture governing the 4.875% Senior Notes), holders of the 4.875% Senior Notes may require the Company to repurchase all or a portion of their 4.875% Senior Notes at a price equal to 101% of the principal amount of the 4.875% Senior Notes being repurchased, plus accrued and unpaid interest, if any, to but not including the repurchase date. The principal amount of the 4.875% Senior Notes as of March 31, 2011, was $500 million and the net carrying amount of the 4.875% Senior Notes was $496.6 million. As of March 31, 2011, the unamortized discount on the 4.875% Senior Notes was $3.4 million.

The 4.875% Senior Notes are guaranteed by certain of the Company’s subsidiaries on a senior unsecured basis. The guarantees are full and unconditional and joint and several. Each of the Subsidiary Guarantors is wholly-owned, directly or indirectly, by the Company and the Company has no independent assets or operations other than those of its subsidiaries. The only direct or indirect subsidiaries of the Company that are not Subsidiary Guarantors are minor subsidiaries. Neither the Company, nor any of its Subsidiary Guarantors, has any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. The 4.875% Senior Notes are subject to certain customary, positive and negative covenants, with which the Company complied as of March 31, 2011.

Unsecured revolving credit facility:

On January 14, 2011, the Company entered into a new credit agreement for a five-year $750 million unsecured revolving credit facility (the “Revolver”) arranged by Bank of America, N.A. (“BA”) and Barclays Capital, which matures in January of 2016. The Revolver includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings. As described in the credit agreement, the Company may, from time to time, increase the facility to a maximum of $950 million.

Borrowings under the Revolver (other than swing line loans) bear interest, at the Company’s option, at either the Base Rate or Eurodollar Rate (both as defined in the agreement) plus a margin that varies from 1.325% to 2.50% in the case of loans bearing interest at the Eurodollar Rate and 0.325% to 1.50% in the case of loans bearing interest at the Base Rate, in each case based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”). Swing line loans made under the Revolver bear interest at the Base Rate plus the applicable margin described above. In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments, varying from 0.175% to 0.50% based upon the better of the ratings assigned to the Company’s debt by Moody’s and S&P. As of March 31, 2011, the Company had no outstanding borrowings under the Revolver.

The Revolver contains certain debt covenants, which include limitations on total outstanding borrowings, a minimum fixed charge coverage ratio of 2.0 times from the closing through December 31, 2012; 2.25 times through December 31, 2014; 2.5 times through maturity; and a maximum adjusted consolidated leverage ratio of 3.0 times through maturity. The consolidated leverage ratio includes a calculation of adjusted earnings before interest, taxes, depreciation, amortization, rent and stock option compensation expense to adjusted debt. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant contained within the Revolver, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate payment of outstanding principal amount plus accrued interest and litigation from lenders. As of March 31, 2011, the Company remained in compliance with all covenants related to the borrowing arrangements.

NOTE 4 – EXIT ACTIVITIES

The Company maintains reserves for closed stores and other properties that are no longer utilized in current operations as well as reserves for employee separation liabilities. Employee separation liabilities represent costs for anticipated payments, including payments required under various pre-existing employment arrangements with acquired CSK employees, which existed at the time of the acquisition, relating to the planned involuntary termination of employees performing overlapping or duplicative functions. The Company is expected to conclude the restructuring activities related to these employee separation liabilities in the second quarter of 2011.

The Company accrues for closed property operating lease liabilities using a credit-adjusted discount rate to calculate the present value of the remaining non-cancelable lease payments, contractual occupancy costs and lease termination fees after the closing date, net of estimated sublease income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which currently extend through April 30, 2023. The Company estimates sublease income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions. Adjustments to closed property reserves are made to reflect changes in estimated sublease income or actual contracted exit costs, which vary from original estimates. Adjustments are made for material changes in estimates in the period in which the changes become known.

The following table identifies the closure reserves for stores, administrative office and distribution facilities, and reserves for employee separation costs at March 31, 2011, and December 31, 2010 (in thousands):

	Store Closure Liabilities	Administrative Office and Distribution Facilities Closure Liabilities	Employee Separation Liabilities
Balance at December 31, 2010:	$13,971	$5,608	$1,156
Additions and accretion	181	89	—
Payments	(1,316)	(694)	(801)
Revisions to estimates	35	49	—

Balance at March 31, 2011:	$12,871	$5,052	$355

The revisions to estimates in closure reserves for stores and administrative office and distribution facilities included changes in the estimates of sublease agreements, changes in assumptions of various store and office closure activities, and changes in assumed leasing arrangements since the acquisition of CSK. The cumulative amount incurred in closure reserves for stores from the inception of the exit activity through March 31, 2011, was $23.7 million. The cumulative amount incurred in administrative office and distribution facilities from the inception of the exit activity through March 31, 2011, was $9.5 million. The balance of both these reserves is included in “Other current liabilities” and “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets based upon the dates when the reserves are expected to be settled. The cumulative amount incurred in employee separation liabilities from the inception of the exit activity through March 31, 2011, was $30.2 million, the balance of which is included in “Accrued payroll” on the accompanying Condensed Consolidated Balance Sheets.

NOTE 5 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate risk management:

As discussed in Note 3, the Company entered into various interest rate swap transaction agreements with various counterparties to mitigate cash flow risk associated with floating interest rates on outstanding borrowings under its ABL Credit Facility. The swap transactions were designated as cash flow hedges with interest payments designed to offset the interest payments for borrowings under the ABL Credit Facility that corresponded with the notional amounts of the swaps. The fair values of the Company’s outstanding hedges were recorded as a liability in the accompanying Condensed Consolidated Balance Sheets at December 31, 2010. The effective portion of the change in fair value of the Company’s cash flow hedges was recorded as a component of “Accumulated other comprehensive loss” and any ineffectiveness was recognized in earnings in the period of ineffectiveness. All of the interest rate swap transaction agreements were terminated at the Company’s request on January 14, 2011, concurrent with the retirement of the ABL Credit Facility and the issuance of its 4.875% Senior Notes, as described in Note 3. As a result of this termination, the Company’s interest rate swap hedges were terminated and the Company recognized a charge of $4.2 million, which was included as a component of “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income for the quarter ended March 31, 2011. As of March 31, 2011, the Company did not hold any instruments that qualified as cash flow hedge derivatives.

The table below represents the effects the Company’s derivative financial instruments had on its Condensed Consolidated Balance Sheets as of March 31, 2011, and December 31, 2010 (in thousands):

	Fair Value of Derivative, Recorded as Payable to Counterparties in “Other current liabilities”		Fair Value of Derivative, Tax Effect		Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative, net of tax
Derivatives Designated as Hedging Instruments	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Interest rate swap contracts	$—	$4,845	$—	$1,875	$—	$2,970

The table below represents the effects the Company’s derivative financial instruments had on its Condensed Consolidated Statements of Income as of March 31, 2011 and 2010 (in thousands):

	Location and Amount of Loss Recognized in Income on Derivative
Derivatives Designated as Hedging Instruments	Three months ended March 31, 2011		Three months ended March 31, 2010

Interest rate swap contracts	Other income (expense)	$(4,237)	Other income (expense)	$—

NOTE 6 – FAIR VALUE MEASUREMENTS

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

4.875% Senior Notes:

The carrying amount of the Company’s 4.875% Senior Notes is included in “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets. The estimated fair value of the Company’s 4.875% Senior Notes as of March 31, 2011, which is determined by reference to quoted market prices (Level 1), is included in the table below (in thousands):

	March 31, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
4.875% Senior Notes	$493,450	$—	$—	$493,450

Interest rate swap contracts:

The fair value of the Company’s outstanding interest rate swap contracts, as discussed in Note 3 and Note 5, was included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2010. The fair value of the interest rate swap contracts was based on the discounted net present value of the swaps using third party quotes (Level 2). Changes in fair market value were recorded in “Accumulated other comprehensive loss” on the accompanying Condensed Consolidated Balance Sheets, and changes resulting from the termination of the interest rate swap contracts were recorded in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income. All of the interest rate swap transaction agreements that existed as of December 31, 2010, were terminated at the Company’s request on January 14, 2011, concurrent with the retirement of the ABL Credit Facility and the issuance of its 4.875% Senior Notes, as discussed in Note 3. The fair value of the Company’s interest rate swap agreements as of December 31, 2010, is included in the table below (in thousands):

	December 31, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative contracts	$—	$(4,845)	$—	$(4,845)

Asset-based revolving credit facility:

The Company determined that the estimated fair value of its ABL Credit Facility, as discussed in Note 3, approximated the carrying amount of $356.0 million at December 31, 2010, which is included in “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets. These valuations were determined by consulting investment bankers, the Company’s observations of the value tendered by counterparties moving into and out of the facility and an analysis of the changes in credit spreads for comparable companies in the industry (Level 2). All outstanding borrowings under the ABL Credit Facility were repaid on January 14, 2011, and the facility was retired concurrent with the issuance of the Company’s 4.875% Senior Notes as discussed in Note 3.

NOTE 7 – SHAREHOLDERS’ EQUITY

Accumulated other comprehensive loss:

Unrealized losses, net of tax, from interest rate swap agreements that qualified as cash flow hedges were included in “Accumulated other comprehensive loss” on the accompanying Condensed Consolidated Balance Sheets at December 31, 2010. As discussed in Notes 3 and 5, all interest rate swap agreements were terminated on January 14, 2011. The adjustment to “Accumulated other comprehensive loss” for the three months ended March 31, 2011, totaled $4.8 million with a corresponding tax asset of $1.8 million resulting in a net of tax effect of $3.0 million. Changes in “Accumulated other comprehensive loss” for the three months ended March 31, 2011, consisted of the following (in thousands):

Changes in Unrealized Losses on Cash Flow Hedges
Balance at December 31, 2010:	$(2,970)
Period change	2,970

Balance at March 31, 2011:	$—

Comprehensive income for the three months ended March 31, 2011 and 2010, was $105.4 million and $98.4 million, respectively.

Share repurchase program:

In January of 2011, the Company’s Board of Directors approved a $500 million share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions, for a three-year period. The Company and its Board of Directors may increase or otherwise modify, renew, suspend or terminate the repurchase program at any time, without prior notice.

The Company repurchased 2.6 million shares of its common stock under its publicly announced repurchase program during the three months ended March 31, 2011, at an average price per share of $55.54, for a total investment of $145.0 million. As of March 31, 2011, the Company had $355.0 million remaining under its repurchase program. From April 1, 2011, through and including May 9, 2011, the Company repurchased 1.1 million shares of its common stock at an average price of $56.84, for a total investment of $62.9 million.

NOTE 8 – SHARE-BASED EMPLOYEE COMPENSATION PLANS AND OTHER BENEFIT PLANS

The Company recognizes share-based compensation expense based on the fair value of the grants, awards or shares at the time of the grant, award or issuance. Share-based payments include stock option awards issued under the Company’s employee stock option plan, director stock option plan, restricted stock awarded under the Company’s employee incentive plan and director plan, stock issued through the Company’s employee stock purchase plan and stock awarded to employees through other benefit programs.

Stock options:

The Company’s stock-based incentive plans provide for the granting of stock options for the purchase of common stock of the Company to directors and certain key employees of the Company. Options are granted at an exercise price that is equal to the closing market price of the Company’s common stock on the date of the grant. Director options granted under the plan expire after seven years and are fully vested after six months. Employee options granted under the plan expire after ten years and typically vest 25% a year, over four years. The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. The following table summarizes the stock option activity during the first three months of 2011:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2010	8,394,854	$30.37
Granted	531,740	57.66
Exercised	(250,122)	27.65
Forfeited	(163,345)	38.82

Outstanding at March 31, 2011	8,513,127	32.05

Exercisable at March 31, 2011	4,437,316	$26.25

The Company recognized stock option compensation expense of approximately $4.4 million and $3.6 million for the three months ended March 31, 2011 and 2010, respectively, and recognized a corresponding income tax benefit of approximately $1.7 million and $1.4 million, respectively.

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

The weighted-average assumptions, identified in the table below, were used for grants issued for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Risk free interest rate	1.72%	2.11%
Expected life	4.1 Years	3.6 Years
Expected volatility	33.5%	33.9%
Expected dividend yield	—%	—%

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2011, was $16.84 compared to $12.22 for the three months ended March 31, 2010. The remaining unrecognized compensation expense related to unvested awards at March 31, 2011, was $38.3 million, and the weighted-average period of time over which this cost will be recognized is 3.0 years.

Other employee benefit plans:

The Company sponsors other share-based employee benefit plans including an employee stock purchase plan which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value and a performance incentive plan under which the Company’s senior management is awarded shares of restricted stock that vest equally over a three-year period. Compensation expense recognized under these plans is measured based on the market price of the Company’s common stock on the date of award and is recorded over the vesting period. During the three months ended March 31, 2011, the Company recorded approximately $0.7 million of compensation expense for benefits provided under these plans and a corresponding income tax benefit of approximately $0.3 million. During the three months ended March 31, 2010, the Company recorded approximately $0.5 million of compensation expense for benefits provided under these plans and recognized a corresponding income tax benefit of approximately $0.2 million.

NOTE 9 – EARNINGS PER SHARE

The table below summarizes the computation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended, March 31,
	2011	2010
Numerator (basic and diluted):
Net income	$102,474	$97,476

Denominator:
Denominator for basic earnings per share–weighted-average shares	140,579	137,583
Effect of stock options (see Note 8)	2,287	1,817
Effect of exchangeable notes	—	212

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversion	142,866	139,612

Earnings per share-basic	$0.73	$0.71

Earnings per share-assuming dilution	$0.72	$0.70

For the three months ended March 31, 2011 and 2010, the computation of diluted earnings per share did not include certain common stock equivalents. These common stock equivalents represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equivalents would have been antidilutive. The table below identifies the antidilutive stock options for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Antidilutive stock options	1,377	1,456
Weighted-average exercise price	$54.43	$37.72

The exchangeable notes were retired in December of 2010, and therefore had no dilutive effect on 2011 results. Incremental net shares for the exchange feature of the exchangeable notes were included in the diluted earnings per share calculation for the three months ended March 31, 2010.

NOTE 10 – LEGAL MATTERS

O’Reilly Litigation:

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters, taking into account applicable insurance and reserves, will have a material adverse effect on its consolidated financial position, results of operations or cash flows in a particular quarter or annual period. In addition, O’Reilly is involved in resolving the governmental investigations that were being conducted against CSK and CSK’s former officers prior to its acquisition by O’Reilly, as described below.

CSK Pre-Acquisition Matters – Governmental Investigations and Actions:

As previously reported, the pre-acquisition Securities and Exchange Commission (“SEC”) investigation of CSK, which commenced in 2006, was settled in May of 2009 by administrative order without fines, disgorgement or other financial remedies. The Department of Justice (“DOJ”)’s criminal investigation into these same matters as previously disclosed is near a conclusion and is described more fully below. In addition, the previously reported SEC complaint against three former employees of CSK for alleged conduct related to CSK’s historical accounting practices remains ongoing. The action filed by the SEC on July 22, 2009, against Maynard L. Jenkins, the former Chief Executive Officer of CSK seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, as previously reported, also continues. However, on March 24, 2011, the parties filed a Stipulation announcing a tentative settlement agreement had been reached, subject to approval by the SEC’s Commissioners. At the request of the parties, and by Order dated March 25, 2011, the matter has been stayed pending final approval of the parties’ tentative settlement. The previously reported DOJ criminal prosecution of Don Watson, the former Chief Financial Officer of CSK, remains ongoing with trial set to commence on or about June 7, 2011.

With respect to the ongoing DOJ investigation into CSK’s pre-acquisition accounting practices as referenced above, as previously disclosed, O’Reilly and the DOJ agreed in principle, subject to final documentation, to resolve the DOJ investigation of CSK’s legacy pre-acquisition accounting practices. The Company and the DOJ continue work to complete the final documentation necessary for the execution of the Non-Prosecution Agreement previously referenced and payment of the one-time monetary penalty of $20.9 million, also previously reported. The Company’s total reserve related to the DOJ investigation of CSK was $21.3 million as of March 31, 2011, which relates to the amount of the monetary penalty and associated legal costs.

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

As a result of the CSK acquisition, O’Reilly expects to continue to incur ongoing legal fees related to the indemnity obligations related to the litigation that has commenced by the DOJ and SEC of CSK’s former employees. O’Reilly has a remaining reserve, with respect to such indemnification obligations, of $16.8 million at March 31, 2011, which was primarily recorded as an assumed liability in the Company’s allocation of the purchase price of CSK.

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

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

No recent accounting pronouncements or changes in accounting pronouncements have occurred since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, that are of material significance, or have potential material significance, to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” or “O’Reilly” refer to O’Reilly Automotive, Inc. and its subsidiaries.

In Management’s Discussion and Analysis (“MD&A”), we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, which are identified below:

•	an overview of the key drivers of the automotive aftermarket;

•	our results of operations for the first quarters ended March 31, 2011 and 2010;

•	our liquidity and capital resources;

•	any contractual obligations to which we are committed;

•	our critical accounting estimates;

•	the inflation and seasonality of our business;

•	recent accounting pronouncements that affect our company;

•	any measures not calculated using United States (“U.S.”) generally accepted accounting principles (“GAAP”); and

•	recent events and developments.

The review of MD&A should be made in conjunction with our condensed consolidated financial statements, related notes and other financial information included elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development, CSK Auto Corporation (“CSK”) Department of Justice (“DOJ”) investigation resolution, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our increased debt levels, credit ratings on our public debt, our ability to hire and retain qualified employees, risks associated with the integration of acquired businesses such as the integration of CSK, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010, for additional factors that could materially affect our financial performance.

OVERVIEW

We are one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the U.S., selling our products to both do-it-yourself (“DIY”) customers and professional service providers. During the first quarter ended March 31, 2011, we opened 55 stores, including our first store in West Virginia, and closed 12 stores. As of March 31, 2011, we operated 3,613 stores in 39 states.

Our stores carry an extensive product line, including the products identified below:

•	new and remanufactured automotive hard parts, such as alternators, starters, fuel pumps, water pumps, brake system components, batteries, belts, hoses, chassis parts and engine parts;

•	maintenance items, such as oil, antifreeze, fluids, filters, wiper blades, lighting, engine additives and appearance products; and

•	accessories, such as floor mats, seat covers and truck accessories.

Many of our stores offer enhanced services and programs to our customers, including those identified below:

•	used oil and battery recycling

•	battery diagnostic testing

•	electrical and module testing

•	loaner tool program

•	drum and rotor resurfacing

•	custom hydraulic hoses

•	professional paint shop mixing and related materials

•	machine shops

We continue our strategy of opening new stores to achieve greater penetration in existing markets and expansion into new, contiguous markets. We plan to open approximately 170 net, new stores in 2011. We typically open new stores either by (i) constructing a new store at a site we purchase or lease and stocking the new store with fixtures and inventory, (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store, or (iii) purchasing multi-store chains. We believe that our dual market strategy of targeting both the DIY retail customer and professional service provider positions us extremely well to take advantage of growth in the automotive aftermarket business. We believe our investment in store growth will be funded with the cash flows generated by our existing operations and through available borrowings under our existing credit facility.

We believe that the number of U.S. miles driven, number of U.S. registered vehicles, new light vehicle sales, average vehicle age, unperformed maintenance, unemployment and product quality differentiation are key drivers of current and future demand of products sold within the automotive aftermarket.

Number of miles driven:

Total miles driven in the U.S. heavily influences the demand for the repair and maintenance products we sell. Historically, the long-term trend in the total miles driven in the U.S. has steadily increased. According to the Department of Transportation, between 2002 and 2007, the total number of miles driven in the U.S. increased at an average annual rate of approximately 1.4%. In 2008, however, difficult macroeconomic conditions and high gas prices during the year led to a decrease in the number of miles driven, and in 2009, miles driven remained relatively flat. In 2010, miles driven in the U.S. increased by 0.7% and the number of miles driven has increased by 0.6% through the first two months of 2011. Historically, spikes in gasoline prices have contributed to flat or declining U.S. total miles driven as consumers reacted to the increased expense by reducing travel. Through April of 2011, average gasoline prices increased 24% when compared to the same period in 2010. As the U.S. economy recovers and gasoline prices stabilize, we believe that annual miles driven will return to historical growth rates and continue to increase the demand for our products.

Number of U.S. registered vehicles and new light vehicle sales:

As reported by the Automotive Aftermarket Industry Association (“AAIA”), the total number of vehicles on the road in the U.S. has exhibited steady growth over the past decade, with the total number of registered vehicles increasing 18%, from 205 million light vehicles in 2000 to 242 million in 2009. New light vehicle sales, however, have declined over the past decade. From 2000 to 2007, new car sales in the U.S. decreased by 7%, from 17.4 million in 2000 to 16.2 million vehicles in 2007. Due to the recent difficult macroeconomic environment in the U.S., new light vehicles sales declined by 18% in 2008 to 13.2 million and declined by 21% in 2009 to 10.4 million vehicles, which is the lowest level in the past decade. As of the end of the quarter, the seasonally adjusted annual rate (“SAAR”) of sales of total light vehicles in the U.S. increased to $13 million – this increase has been a steady trend since mid-2009; however, the monthly SAAR of sales of total light vehicles remains below historical rates. Based on the current economic environment, we believe new light vehicle sales will remain below historic levels and consumers will continue to keep their vehicles longer and drive them at higher miles, continuing the trend of an aging vehicle population.

Average vehicle age of registered vehicles:

As reported by the AAIA, the average age of the U.S. vehicle population has increased over the past decade from 9.1 years for passenger cars and 8.4 years for light trucks in 2000 to 10.6 and 9.6 years in 2009, respectively. We believe this increase in average age can be attributed to better engineered and built vehicles, which can be reliably driven at higher miles due to better quality power trains, and interiors and exteriors, the decrease in new car sales over the past two years and the consumers’ willingness to invest in maintaining their higher-mileage, better built vehicles. As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles which are outside of manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for our products as they go through more routine maintenance cycles, have more frequent mechanical failures, which require replacement parts, and generally require more maintenance than newer vehicles.

Unperformed maintenance:

According to estimates compiled by the Automotive Aftermarket Suppliers Association, the annual amount of unperformed or underperformed maintenance in the U.S. totaled $54 billion for 2009 versus $50 billion for 2008. This metric represents the degree to which routine vehicle maintenance recommended by the manufacturer is not being performed. Consumers’ decision to avoid or defer maintenance affects demand for our products, and the total amount of unperformed maintenance represents potential future demand. We believe that challenging macroeconomic conditions beginning in 2008 contributed to the increased amount of unperformed maintenance in 2009; however, with the reduced number of new car sales and consumers’ increased focus on maintaining their current vehicle with the expectation of keeping the vehicle longer than they would have in a better macroeconomic environment, we believe the amount of underperformed maintenance decreased in 2010, resulting in a strong year in the automotive aftermarket.

Unemployment:

Challenging macroeconomic conditions have lead to high levels of unemployment. The annual U.S. unemployment rate for 2010 was 9.6%, the highest unemployment rate since 1982. The U.S. monthly unemployment rates are below 2010 levels, with April’s unemployment rate at 9.0%; however, unemployment rates remain above historical rates. We believe that these unemployment rates and continued uncertainty in the overall economic health have a negative impact on consumer confidence and the level of consumer discretionary spending. We also believe macroeconomic uncertainties and the potential for future joblessness can motivate consumers to find ways to save money and can be an important factor in the consumer’s decision to defer the purchase of a new vehicle. While the deferral of vehicle purchases has lead to an increase in vehicle maintenance, long-term trends of high unemployment levels could reduce the number of total annual miles driven as well as decrease consumer discretionary spending habits, both of which could negatively impact our business.

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

RECENT EVENTS AND DEVELOPMENTS

On January 11, 2011, we announced a new Board-approved share repurchase program that authorizes us to repurchase up to $500 million of shares of our common stock over a three-year period. Stock repurchases under the repurchase program may be made from time to time as we deem appropriate, solely through open market purchases effected through a broker dealer at prevailing market prices, and we may increase or otherwise modify the repurchase program at any time without prior notice. As of May 9, 2011, we had repurchased approximately 3.7 million shares of our common stock at an aggregate cost of $208 million.

On January 14, 2011, we issued $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 (“4.875% Senior Notes”) in the public market, of which we and our subsidiaries are the guarantors, and United Missouri Bank, N.A. (“UMB”) is trustee. The 4.875% Senior Notes were issued at 99.297% of their face value and will mature on January 14, 2021. The proceeds from the 4.875% Senior Notes issuance were used to repay all of our outstanding borrowings under our existing asset-based revolving credit facility (the “ABL Credit Facility”), pay fees associated with the issuance and for general corporate purposes. Concurrent with the issuance of the 4.875% Senior Notes, we entered into a credit agreement for a $750 million unsecured revolving credit facility arranged by Bank of America (“BA”) and Barclays Capital (the “Revolver”), which replaced the previous ABL Credit Facility, and matures on January 13, 2016. All remaining debt issuance costs related to our previous ABL Credit Facility, totaling $22 million, and all interest rate swap agreements related to notional amounts under the ABL Credit Facility, with a carrying value of $4 million, were terminated and charged to earnings as one-time, non-recurring items upon the retirement of the ABL Credit Facility during the quarter.

RESULTS OF OPERATIONS

Sales:

Sales for the first quarter ended March 31, 2011, increased $103 million, or 8%, to $1.38 billion from $1.28 billion for the same period a year ago. The following table identifies the components of the increase in sales for the three months ended March 31, 2011:

Increase in Sales for the Three Months Ended March 31, 2011, Compared to the Same Period in 2010
(in millions)
Comparable store sales	$71
Sales for stores opened throughout 2010, excluding sales for stores open at least one year that are included in comparable store sales	29
Sales for stores opened throughout 2011	6
Non-store sales including machinery, sales to independent parts stores and team members	1
Sales in 2010 for stores that have closed	(4)

Total increase in sales	$103

Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to team members. Comparable store sales for stores open at least one year increased 5.7% for the first quarter of 2011, versus 6.9% for the first quarter of 2010.

We believe the increased sales achieved by our stores are the result of superior inventory availability, a broader selection of products offered in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of the stores, compensation programs for all store team members that provide incentives for performance and our continued focus on serving professional service providers. Our comparable store sales for the quarter were driven both by increased transaction counts and higher average ticket values. We believe that the increase in transaction counts is a result of the customer’s continued focus on better maintaining their current vehicles, stabilization of the economy and the growth of our commercial business in the acquired CSK markets, which was partially offset by severe weather in many of our markets in the beginning of the quarter. The improvement in average ticket values is primarily the result of a larger percentage of our total sales derived from higher priced, hard part categories.

Store growth:

We opened 55 stores in the quarter ended March 31, 2011, and opened our first store in West Virginia, increasing our store base to 39 states. At March 31, 2011, we operated 3,613 stores compared to 3,469 stores at March 31, 2010. We anticipate new store unit growth to be 170 net, new stores in 2011.

Gross profit:

Gross profit for the first quarter ended March 31, 2011, increased to $670 million (or 48.4% of sales) from $618 million (or 48.3% of sales) for the same period a year ago, representing an increase of 8%. The increase in gross profit dollars was primarily a result of the increase in sales from new stores and the increase in comparable store sales at existing stores. The increase in gross profit as a percentage of sales was the result of improved product mix and decreased inventory shrinkage at converted CSK stores, partially offset by the impact of increased commercial sales as a percent of the total sales mix. The improvement in product mix is primarily driven by increased sales in the hard part categories, which typically generate a higher gross margin percentage than other categories. Increasing hard part sales are the result of strong consumer demand as consumers retain their vehicles longer and our enhanced and more comprehensive inventory levels in the hard part categories in the CSK stores, supported by a more extensive and robust distribution network. The decrease in inventory shrinkage at converted CSK stores is the result of the more robust O’Reilly point-of-sale system (“POS”), which was installed in all CSK stores when they converted to the O’Reilly distribution systems. The O’Reilly POS provides our store managers with better tools to track and control inventory resulting in improved inventory shrinkage. All of the acquired CSK stores had been converted to the O’Reilly POS for the entire first quarter of 2011, while approximately two-thirds had been converted to the O’Reilly POS by the end of the first quarter of 2010. Commercial sales in the acquired CSK markets are growing at a faster rate than DIY sales as a result of the enhanced distribution model, which supports the implementation of our dual market strategy in these areas. Commercial sales typically carry a lower gross margin percentage than DIY sales, as volume discounts are granted on wholesale transactions to professional service providers, and create pressure on our gross margin as a percentage of sales.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the first quarter ended March 31, 2011, increased to $473 million (or 34.2% of sales) from $450 million (or 35.1% of sales) for the same period a year ago, representing an increase of 5%. The increase in total SG&A dollars is primarily the result of additional employees, facilities and vehicles to support our increased store count and dual market strategy in our new markets. The decrease in SG&A as a percentage of sales was primarily attributable to improved labor efficiencies in the acquired CSK stores, positive results on health benefits, as well as increased leverage of store occupancy and headquarters expenses on strong comparable store sales, offset by increased fuel costs related to store delivery vehicles.

Other income and expense:

Total other expense for the first quarter ended March 31, 2011, increased to $30 million (or 2.2% of sales) from $10 million (or 0.8% of sales) for the same period a year ago, representing an increase of 204%. The significant increase is driven by one-time charges during the current period related to our new financing transactions that were completed in January of 2011, slightly offset by a decrease in interest expense. These one-time charges included a non-cash charge to write off the balance of debt issuance costs related to our previous credit facility in the amount of $22 million, and a charge related to the termination of our interest rate swap agreements in the amount of $4 million. The decrease in interest expense is the result of a lower level average outstanding borrowings, as well as lower amortization of debt issuance costs in the current period as compared to the same period a year ago.

Income taxes:

Our provision for income taxes for the first quarter ended March 31, 2011, increased to $64 million (or 4.6% of sales) from $61 million (or 4.8% of sales) for the same period a year ago, representing an increase of 4%. The increase in our provision for income taxes is due to the increase in our taxable income. Our effective tax rate for the first quarter ended March 31, 2011, was 38.3% of income before income taxes compared to 38.5% for the same period a year ago.

Net income:

As a result of the impacts discussed above, net income for the first quarter ended March 31, 2011, increased to $102 million (or 7.4% of sales) from $97 million (or 7.6% of sales) for the same period a year ago, representing an increase of 5%. Adjusted net income, excluding the impact of the charges relating to our new financing transactions for the first quarter ended March 31, 2011, increased to $118 million (or 8.6% of sales) from $97 million (or 7.6% of sales) for the same period a year ago, representing an increase of 22%.

Earnings per share:

Our diluted earnings per common share for the first quarter ended March 31, 2011, increased 3% to $0.72 on 143 million shares versus $0.70 for the same period a year ago on 140 million shares.

Adjustments for nonrecurring and non-operating events:

Our results for the quarter ended March 31, 2011, included one-time charges associated with the new financing transactions we completed on January 14, 2011, as discussed above. Adjusted net income for the first quarter ended March 31, 2011, excluding the impact of the charges related to the new financing transactions discussed above, increased to $118 million (or 8.6% of sales) from $97 million (or 7.6% of sales) for the same period a year ago. Adjusted diluted earnings per common share for the first quarter ended March 31, 2011, increased 19% to $0.83 from $0.70 for the same period a year ago. The table below outlines the impact of the charges related to the new financing transactions for the first quarter ended March 31, 2011, (amounts in thousands, except per share data):

	For the Three Months Ended March 31,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
GAAP net income	$102,474	7.4%	$97,476	7.6%
Write-off of debt issuance costs, net of tax	13,337	1.0%	—	—%
Termination of interest rate swap agreements, net of tax	2,613	0.2%	—	—%

Non-GAAP adjusted net income	$118,424	8.6%	$97,476	7.6%

GAAP diluted earnings per common share	$0.72		$0.70
Write-off of debt issuance costs, net of tax	0.09		—
Termination of interest rate swap agreements, net of tax	0.02		—

Non-GAAP adjusted diluted earnings per common share	$0.83		$0.70

The adjusted net income and adjusted diluted earnings per share discussed and presented in the table above are not derived in accordance with U.S. GAAP. We do not, and nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of financial results and estimates excluding the impact of the charge to write off the balance of debt issuance costs and the charge related to the termination of the interest rate swap agreements provides meaningful supplemental information to both management and investors that is indicative of our core operations. We exclude these items in judging our performance and believe this non-GAAP information is useful to investors as well. Material limitations of this non-GAAP measure are that such measures do not reflect actual GAAP amounts. We compensate for such limitations by presenting, in the tables above, the accompanying reconciliation to the most directly comparable GAAP measures.

LIQUIDITY

The following tables highlight our liquidity and related ratios, as well as our operating, investing and financing activities for the quarters ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,
Liquidity and Related Ratios	2011	2010	Percentage Change
Current assets	$2,467	$2,232	10.6%
Quick assets (1)	427	217	96.7%
Current liabilities	1,318	1,255	5.0%
Working capital (2)	1,149	977	17.7%
Total debt	499	703	(29.0)%
Total equity	3,188	2,800	13.8%
Current ratio (3)	1.87:1	1.78:1	5.1%
Quick ratio (4)	0.35:1	0.26:1	34.6%
Debt to equity (5)	0.16:1	0.25:1	(36.0)%

(1)	Quick assets include cash, cash equivalents and receivables.
(2)	Working capital is calculated as current assets less current liabilities.
(3)	Current ratio is calculated as current assets divided by current liabilities.
(4)	Quick ratio is calculated as current assets, less inventories, divided by current liabilities.
(5)	Debt to equity is calculated as total debt divided by total shareholders’ equity.

	Three Months Ended March 31,
Liquidity	2011	2010
Total cash provided by (used in):
Operating activities	$294,113	$170,646
Investing activities	(92,246)	(90,257)
Financing activities	(1,540)	(77,452)

Increase in cash and cash equivalents	$200,327	$2,937

Liquidity and related ratios:

Our working capital increased 18% from March 31, 2010, to March 31, 2011, primarily driven by an increase in cash from the issuance of our 4.875% Senior Notes and cash generated from operations, offset by the impact of cash used for the repurchase of shares of our common stock in accordance with our share repurchase program. Total debt decreased 29% and total equity increased 14% from March 31, 2010, to March 31, 2011. The decrease in total debt was driven by our efforts during 2010 to pay down our secured ABL Credit Facility with cash generated from operations offset by the issuance of our 4.875% Senior Notes in January of 2011. The increase in total equity was primarily due to increased retained earnings resulting from a strong trailing-twelve months of net income partially offset by the impact on additional paid-in capital and retained earnings from share repurchase activity under our share repurchase program.

Operating activities:

Net cash provided by operating activities for the first quarter ended March 31, 2011, increased to $294 million from $171 million for the same period a year ago. The increase in cash provided by operating activities is primarily due to an increase in net income (adjusted for the effect a one-time, non-cash charge to write off the balance of debt issuance costs in conjunction with the retirement of our ABL Credit Facility), and a significant decrease in investment of net inventory, offset by a decrease in other current liabilities. Net inventory investment reflects our investment in inventory net of the amount of accounts payable to vendors. Our net inventory investment decreased as a result of both reduced gross inventory as well as the impact to accounts payable resulting from our enhanced vendor financing programs. Our gross inventory investment decreased during the period due to our ongoing effort to reduce excess inventories in our acquired CSK stores. Our vendor financing programs enable us to reduce overall supply chain costs and negotiate extended terms with our vendors. As we continue to add vendors to our programs, the extended payment terms increase our outstanding vendor accounts payable resulting in improved cash flow from operations. The decrease in other current liabilities is primarily the result of a reduction in payroll related accruals during the current period as compared to the same period one year ago driven by the timing of pay period end dates.

Investing activities:

Net cash used in investing activities for the first quarter ended March 31, 2011, increased to $92 million from $90 million for the same period a year ago. The slight increase in cash used in investing activities is primarily due to increased capital expenditures in the current period as compared to the same period one year ago. The increase in capital expenditures is the result of an increased number of new stores opened in the first quarter of 2011, as compared to the same period last year, offset by reduced capital expenditures in the current period related to the conversion process of acquired CSK stores to the O’Reilly Brand.

Financing activities:

Net cash used in financing activities for the first quarter ended March 31, 2011, decreased to $2 million from $77 million for the same period a year ago. The decrease in net cash used in financing activities is primarily driven by an increase in net borrowings under our debt facilities in the current period as compared to net repayments under our facilities in the first quarter of 2010, offset by the impact of repurchases of our common stock in accordance with our Board-approved share repurchase program during the first quarter of 2011. The net borrowings under our debt facilities during the current period are the result of the proceeds from the issuance of our 4.875% Senior Notes in January of 2011 offset by the repayment and termination of our previous ABL Credit Facility and by the payment of debt issuance costs related to the issuance of our 4.875% Senior Notes and the establishment of our new unsecured Revolver.

CAPITAL RESOURCES

Asset-based revolving credit facility:

In July of 2008, we entered into a credit agreement for a five-year asset-based revolving credit facility, which was scheduled to mature in July of 2013. At December 31, 2010, we had outstanding borrowings of $356.0 million under the ABL Credit Facility, of which $106.0 million were not covered under an interest rate swap agreement, with interest rates ranging from 2.31% to 4.25%. We had entered into various interest rate swap transaction agreements with various counterparties to mitigate the risk associated with our floating interest rate on our debt that was outstanding under the ABL Credit Facility. All outstanding borrowings under the ABL Credit Facility were repaid, and all related interest rate swap transaction agreements terminated on January 14, 2011, and the ABL Credit Facility was retired concurrent with the issuance of our 4.875% Senior Notes due 2021, as further described below. In conjunction with the retirement of our ABL Credit Facility, we recognized a one-time adjustment for a non-cash charge to write off the balance of debt issuance costs related to the ABL Credit Facility in the amount of $21.6 million and a one-time charge related to the termination of our interest rate swap agreements in the amount of $4.2 million, which are included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income for the quarter ended March 31, 2011.

4.875% Senior Notes due 2021:

On January 14, 2011, we issued $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 in the public market, of which certain of our subsidiaries are the guarantors (“Subsidiary Guarantors”), and United Missouri Bank, N.A. (“UMB”) is trustee. The 4.875% Senior Notes were issued at 99.297% of their face value and mature on January 14, 2021. Interest on the 4.875% Senior Notes accrues at a rate of 4.875% per annum and is payable on January 14 and July 14 of each year beginning on July 14, 2011. Interest is computed on the basis of a 360-day year.

The proceeds from the 4.875% Senior Notes’ issuance were used to repay all of the outstanding borrowings under our ABL Credit Facility and to pay fees and expenses related to the offering of the 4.875% Senior Notes, with the remainder used for general corporate purposes.

Prior to October 14, 2020, the 4.875% Senior Notes are redeemable in whole, at any time, or in part, from time to time, at our option upon not less than 30 nor more than 60 days’ notice at a redemption price, plus any accrued and unpaid interest to, but not including, the redemption date, equal to the greater of:

•	100% of the principal amount thereof; or

•

the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable Treasury Yield (as defined in the indenture governing the 4.875% Senior Notes) plus 25 basis points.

On or after October 14, 2020, the 4.875% Senior Notes are redeemable, in whole at any time or in part from time to time, at our option upon not less than 30 nor more than 60 days’ notice at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. In addition, if at any time we undergo a Change of Control Triggering Event (as defined in the indenture governing the 4.875% Senior Notes), holders of the 4.875% Senior Notes may require us to repurchase all or a portion of their 4.875% Senior Notes at a price equal to 101% of the principal amount of the 4.875% Senior Notes being repurchased, plus accrued and unpaid interest, if any, to but not including the repurchase date.

The 4.875% Senior Notes are guaranteed by certain of our subsidiaries on a senior unsecured basis. The guarantees are full and unconditional and joint and several. Each of the Subsidiary Guarantors is wholly-owned, directly or indirectly, by us and we have no independent assets or operations other than those of our subsidiaries. Our only direct or indirect subsidiaries that are not Subsidiary Guarantors are minor subsidiaries. Neither we, nor any of our Subsidiary Guarantors, has any material or significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. The 4.875% Senior Notes are subject to certain customary, positive and negative covenants, with which we complied as of March 31, 2011.

Unsecured revolving credit facility:

On January 14, 2011, we entered into a new credit agreement for a five-year $750 million unsecured revolving credit facility arranged by BA and Barclays Capital, which matures in January of 2016. The Revolver includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings. As described in the credit agreement, we may, from time to time, increase the facility to a maximum of $950 million.

Borrowings under the Revolver (other than swing line loans) bear interest, at our option, at either the Base Rate or Eurodollar Rate (both as defined in the agreement) plus a margin that varies from 1.325% to 2.50% in the case of loans bearing interest at the Eurodollar Rate and 0.325% to 1.50% in the case of loans bearing interest at the Base Rate, in each case based upon the ratings assigned to our debt by Moody’s Investor Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”). Swing line loans made under the Revolver bear interest at the Base Rate plus the applicable margin described above. In addition, we pay a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments, varying from 0.175% to 0.50% based upon the ratings assigned to our debt by Moody’s and S&P. As of March 31, 2011, we had no outstanding borrowings under the Revolver.

Debt covenants:

The indenture governing the 4.875% Senior Notes contains covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) create certain liens on assets to secure certain debt; (ii) enter into certain sale and leaseback transactions; and (iii) merge or consolidate with another company or transfer all or substantially all of our or its property, in each case as set forth in the indenture. These covenants are, however, subject to a number of important limitations and exceptions.

The Revolver covenant includes limitations on total outstanding borrowings under the Revolver, a minimum consolidated fixed charge coverage ratio of 2.00 times from the closing through December 31, 2012; 2.25 times through December 31, 2014; 2.50 times through maturity; and a maximum adjusted consolidated leverage ratio of 3.00 times from the closing through maturity. Our consolidated leverage ratio includes a calculation of adjusted earnings before interest, taxes, depreciation, amortization, rent and stock option compensation expense (“EBITDAR”) to adjusted debt. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, six-times capitalized rent and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that we should default on any covenant contained within the Revolver, certain actions may be taken against us, including but not limited to possible termination of credit extensions, immediate payment of outstanding principal amount plus accrued interest and litigation from our lenders. As of March 31, 2011, we had a fixed charge coverage ratio of 4.4 times and an adjusted debt to adjusted EBITDAR of 1.7 times, remaining in compliance with all covenants related to the borrowing arrangements. Under our current financing plan, we have a target adjusted consolidated leverage ratio of 2.0 times to 2.25 times.

The table below outlines the calculations of our adjusted debt to adjusted EBITDAR and fixed charge coverage ratio covenants, as defined in the credit agreement governing the Revolver, as of March 31, 2011, (in thousands, except ratios):

Twelve Months Ended March 31, 2011
GAAP net income	$424,371
Add: Interest expense	33,631
Rent expense	227,889
Provision for income taxes	272,700
Depreciation expense	160,401
Amortization expense	(103)
Non-cash stock option compensation	15,742
Write-off of debt issuance costs	21,626
Legacy CSK DOJ investigation charge	20,900

Non-GAAP adjusted net income (EBITDAR)	$1,177,157

Interest expense	$33,631
Capitalized interest	4,653
Rent expense	227,889

Total fixed charges	$266,173

Fixed charge coverage ratio	4.4

GAAP debt	$498,849
Stand-by letters of credit	74,365
Discount on senior notes	3,441
Six-times rent expense	1,367,334

Non-GAAP adjusted debt	$1,943,989

Adjusted debt to adjusted EBITDAR ratio	1.7

The adjusted debt to adjusted EBITDAR ratio discussed and presented in the table above is not derived in accordance with U.S. GAAP. We do not, and nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of financial results and estimates excluding the impact of the CSK DOJ investigation charge, the gain from the settlement of the note receivable, the charge to write off the balance of debt issuance costs and the presentation of adjusted debt to adjusted EBITDAR provides meaningful supplemental information to both management and investors that is indicative of our core operations. We exclude these items in judging our performance and believe this non-GAAP information is useful to investors as well. Material limitations of this non-GAAP measure are that such measures do not reflect actual GAAP amounts. We compensate for such limitations by presenting, in the tables above, the accompanying reconciliation to the most directly comparable GAAP measures.

Share repurchase program:

In January of 2011, our Board of Directors approved a $500 million share repurchase program. Under the program, we may, from time to time, repurchase shares of our common stock solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate requirements and overall market conditions, for a three-year period. We repurchased 2.6 million shares of our common stock as part of our publicly announced repurchase program during the three months ended March 31, 2011, at an average price per share of $55.54, for a total investment of $145 million. As of that date, we had $355 million remaining under our repurchase program, which is scheduled to expire in January of 2014. Subsequent to the end of the first quarter, we repurchased an additional 1.1 million shares of our common stock at an average price per share of $56.84, for a total investment of $63 million.

Store activity:

During the first quarter of 2011, we opened 55 new stores and closed 12 stores – we plan to open a total of 170 net, new stores in 2011. The funds required for such planned expansions are expected to be provided by cash generated from operating activities.

CONTRACTUAL OBLIGATIONS

At March 31, 2011, we had long-term debt with maturities of less than one year of $1 million and long-term debt with maturities over one year of $498 million, representing a total increase in all outstanding debt of $140 million from December 31, 2010. The ABL Credit Facility, which was scheduled to mature in July of 2013, was repaid and retired on January 14, 2011. The 4.875% Senior Notes issued on January 14, 2011, in the aggregate principal amount of $500 million, were issued at 99.297% of their face value and mature on January 14, 2021. Interest on the 4.875% Senior Notes accrues at a rate of 4.875% per annum and is payable on January 14 and July 14 of each year beginning on July 14, 2011. Interest is computed on the basis of a 360-day year.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with U.S. GAAP requires the application of certain estimates and judgments by management. Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the consolidated financial statements are prepared. There have been no material changes in the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

RECENT ACCOUNTING PRONOUNCEMENTS

No recent accounting pronouncements or changes in accounting pronouncements have occurred since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, that are of material significance, or have potential material significance, to us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolver”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolver. As of March 31, 2011, we had no outstanding borrowings under our Revolver.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 30 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of March 31, 2011, our cash and cash equivalents totaled $230 million.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the fiscal quarter ending March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

O’Reilly Litigation:

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters, taking into account applicable insurance and reserves, will have a material adverse effect on its consolidated financial position, results of operations or cash flows in a particular quarter or annual period. In addition, O’Reilly is involved in resolving the governmental investigations that were being conducted against CSK and CSK’s former officers prior to its acquisition by O’Reilly, as described below.

CSK Pre-Acquisition Matters – Governmental Investigations and Actions:

As previously reported, the pre-acquisition Securities and Exchange Commission (“SEC”) investigation of CSK, which commenced in 2006, was settled in May of 2009 by administrative order without fines, disgorgement or other financial remedies. The Department of Justice (“DOJ”)’s criminal investigation into these same matters as previously disclosed is near a conclusion and is described more fully below. In addition, the previously reported SEC complaint against three former employees of CSK for alleged conduct related to CSK’s historical accounting practices remains ongoing. The action filed by the SEC on July 22, 2009, against Maynard L. Jenkins, the former Chief Executive Officer of CSK seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, as previously reported, also continues. However, on March 24, 2011, the parties filed a Stipulation announcing a tentative settlement agreement had been reached, subject to approval by the SEC’s Commissioners. At the request of the parties, and by Order dated March 25, 2011, the matter has been stayed pending final approval of the parties’ tentative settlement. The previously reported DOJ criminal prosecution of Don Watson, the former Chief Financial Officer of CSK, remains ongoing with trial set to commence on or about June 7, 2011.

With respect to the ongoing DOJ investigation into CSK’s pre-acquisition accounting practices as referenced above, as previously disclosed, O’Reilly and the DOJ agreed in principle, subject to final documentation, to resolve the DOJ investigation of CSK’s legacy pre-acquisition accounting practices. The Company and the DOJ continue work to complete the final documentation necessary for the execution of the Non-Prosecution Agreement previously referenced and payment of the one-time monetary penalty of $20.9 million, also previously reported. The Company’s total reserve related to the DOJ investigation of CSK was $21.3 million as of March 31, 2011, which relates to the amount of the monetary penalty and associated legal costs.

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

As a result of the CSK acquisition, O’Reilly expects to continue to incur ongoing legal fees related to the indemnity obligations related to the litigation that has commenced by the DOJ and SEC of CSK’s former employees. O’Reilly has a remaining reserve, with respect to such indemnification obligations, of $16.8 million at March 31, 2011, which was primarily recorded as an assumed liability in the Company’s allocation of the purchase price of CSK.

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

Item 1A. Risk Factors

As of March 31, 2011, there have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the first quarter ended March 31, 2011. The following table lists all repurchases during the first quarter ended March 31, 2011, of any of our securities registered under Section 12 of the Exchange Act, as amended, by or on behalf of us or any affiliated purchaser (in thousands, except per share amounts):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
February 25, 2011, to February 28, 2011	341	$54.80	341	$481,339
March 1, 2011, to March 31, 2011	2,270	55.65	2,270	354,989

Total as of March 31, 2011	2,611	$55.54	2,611	$354,989

(1)	On January 11, 2011, we announced a Board of Directors approved $500 million share repurchase program. Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker at prevailing market prices.

Subsequent to March 31, 2011, we repurchased an additional 1.1 million shares of our common stock at an average price per share of $56.84, for a total investment of $63 million.

Item 6. Exhibits

Exhibits:

Number	Description

4.1	Indenture, dated as of January 14, 2011, among O’Reilly Automotive, Inc. as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K dated January 14, 2011, is incorporated herein by this reference.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

May 9, 2011	/s/ Greg Henslee
Date	Greg Henslee Co-President and Chief Executive Officer (Principal Executive Officer)

May 9, 2011	/s/ Thomas McFall
Date	Thomas McFall Executive Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

4.1	Indenture, dated as of January 14, 2011, among O’Reilly Automotive, Inc. as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K dated January 14, 2011, is incorporated herein by this reference.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.