Form 10-Q/A
period 2011-03-31
O REILLY AUTOMOTIVE INC
filed 2011-05-23
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Amendment No. 1 to the Quarterly Report on Form 10-Q

For the Fiscal Quarter Ended March 31, 2011

EXPLANATORY NOTE

O’Reilly Automotive, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q (the “Original Form 10-Q”) for the fiscal quarter ended March 31, 2011, originally filed with the Securities and Exchange Commission on May 9, 2011, (the “Original Filing Date”) to remove certain disclosures from Part I Item 1. Financial Statements and also includes certain currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

The sole purpose for this Amendment is to modify Part I Item 1. Financial Statements of the Company’s Original Form 10-Q to exclude previous inadvertent disclosures concerning the Company’s credit ratings.

No other changes have been made to the Original Form 10-Q. This Amendment speaks as of the Original Filing Date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the Original Filing Date and does not modify or update in any way any other disclosures, other than those referenced above, made in the Original Form 10-Q. For the convenience of investors, all other Items from the Original Form 10-Q are also included in this filing but these other Items have not been amended.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Amendment Number 1 to the Quarterly Report on FORM 10-Q

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

O’REILLY AUTOMOTIVE, INC.

May 23, 2011	/s/ Greg Henslee
Date	Greg Henslee Co-President and Chief Executive Officer (Principal Executive Officer)

May 23, 2011	/s/ Thomas McFall
Date	Thomas McFall Executive Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

4.1	Indenture, dated as of January 14, 2011, among O’Reilly Automotive, Inc. as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K dated January 14, 2011, is incorporated herein by this reference.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.