Form 10-Q
period 2011-06-30
O REILLY AUTOMOTIVE INC
filed 2011-08-08
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Common stock, $0.01 par value – 135,943,785 shares outstanding as of August 1, 2011.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended June 30, 2011

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$268,792	$29,721
Accounts receivable, net	136,184	121,807
Amounts receivable from vendors	67,807	61,845
Inventory	2,035,282	2,023,488
Deferred income taxes	16,238	33,877
Other current assets	29,881	30,514

Total current assets	2,554,184	2,301,252

Property and equipment, at cost	2,860,595	2,705,434
Less: accumulated depreciation and amortization	852,001	775,339

Net property and equipment	2,008,594	1,930,095

Notes receivable, less current portion	13,292	18,047
Goodwill	744,028	743,975
Other assets, net	45,804	54,458

Total assets	$5,365,902	$5,047,827

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,115,252	$895,736
Self-insurance reserves	52,367	51,192
Accrued payroll	47,893	52,725
Accrued benefits and withholdings	35,720	45,542
Income taxes payable	25,432	4,827
Other current liabilities	180,574	177,505
Current portion of long-term debt	1,005	1,431

Total current liabilities	1,458,243	1,228,958

Long-term debt, less current portion	497,547	357,273
Deferred income taxes	73,701	68,736
Other liabilities	183,026	183,175

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000 Issued and outstanding shares – 135,955,214 as of June 30, 2011, and 141,025,544 as of December 31, 2010	1,360	1,410
Additional paid-in capital	1,135,735	1,141,749
Retained earnings	2,016,290	2,069,496
Accumulated other comprehensive loss	—	(2,970)

Total shareholders’ equity	3,153,385	3,209,685

Total liabilities and shareholders’ equity	$5,365,902	$5,047,827

Note: The balance sheet at December 31, 2010, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to condensed consolidated financial statements.

O’ REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales	$1,479,318	$1,381,241	$2,862,056	$2,661,308
Cost of goods sold, including warehouse and distribution expenses	760,657	708,608	1,473,614	1,370,328

Gross profit	718,661	672,633	1,388,442	1,290,980

Selling, general and administrative expenses	496,293	476,469	969,637	926,371
Legacy CSK DOJ investigation charge	—	15,000	—	15,000

Operating income	222,368	181,164	418,805	349,609

Other income (expense):
Write-off of asset-based revolving credit facility debt issuance costs	—	—	(21,626)	—
Termination of interest rate swap agreements	—	—	(4,237)	—
Interest expense	(6,257)	(11,146)	(11,494)	(22,025)
Interest income	562	503	1,104	899
Other, net	309	924	604	1,438

Total other expense	(5,386)	(9,719)	(35,649)	(19,688)

Income before income taxes	216,982	171,445	383,156	329,921

Provision for income taxes	83,210	71,850	146,910	132,850

Net income	$133,772	$99,595	$236,246	$197,071

Earnings per share-basic:

Earnings per share	$0.97	$0.72	$1.70	$1.43

Weighted-average common shares outstanding – basic	137,399	138,230	138,982	137,908

Earnings per share-assuming dilution:

Earnings per share	$0.96	$0.71	$1.67	$1.40

Weighted-average common shares outstanding – assuming dilution	139,716	141,117	141,289	140,418

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2011	2010
		(Note)
Operating activities:
Net income	$236,246	$197,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	80,400	78,023
Amortization of intangibles	(286)	1,914
Amortization of premium on exchangeable notes	—	(372)
Amortization of discount on senior notes	162	—
Amortization of debt issuance costs	530	4,278
Write-off of asset-based revolving credit facility debt issuance costs	21,626	—
Excess tax benefit from stock options exercised	(7,381)	(7,763)
Deferred income taxes	20,729	33,248
Stock option compensation programs	9,124	7,454
Other share based compensation programs	1,409	984
Other	5,439	3,061
Changes in operating assets and liabilities:
Accounts receivable	(19,835)	(25,676)
Inventory	(11,793)	(19,261)
Accounts payable	219,546	36,298
Income taxes payable	27,987	23,329
Other	(22,435)	23,155

Net cash provided by operating activities	561,468	355,743

Investing activities:
Purchases of property and equipment	(150,649)	(182,272)
Proceeds from sale of property and equipment	621	1,706
Payments received on notes receivable	3,022	2,676
Other	226	(2,704)

Net cash used in investing activities	(146,780)	(180,594)

Financing activities:
Proceeds from borrowings on asset-based revolving credit facility	42,400	277,000
Payments on asset-based revolving credit facility	(398,400)	(478,500)
Proceeds from the issuance of long-term debt	496,485	—
Payment of debt issuance costs	(7,385)	—
Principal payments on capital leases	(794)	(4,493)
Repurchases of common stock	(338,030)	—
Excess tax benefit from stock options exercised	7,381	7,763
Net proceeds from issuance of common stock	22,726	27,757

Net cash used in financing activities	(175,617)	(170,473)

Net increase in cash and cash equivalents	239,071	4,676
Cash and cash equivalents at beginning of period	29,721	26,935

Cash and cash equivalents at end of period	$268,792	$31,611

Supplemental disclosures of cash flow information:
Income taxes paid	$92,781	$76,551
Interest paid, net of capitalized interest	1,449	18,124

Note: Certain prior period amounts have been reclassified to conform to current period presentation.

See accompanying Notes to condensed consolidating financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2011

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on reported totals for assets, liabilities, shareholders’ equity, cash flows or net income. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is reviewed annually on November 30 for impairment, or more frequently if events or changes in business conditions indicate that impairment may exist. Goodwill is not amortizable for financial statement purposes. During the three and six months ended June 30, 2011, the Company recorded an increase in goodwill of approximately $0.1 million primarily due to adjustments to purchase price allocations related to small acquisitions, which were partially offset by the provision for income taxes related to exercises of stock options acquired in the 2008 CSK Auto Corporation (“CSK”) acquisition. The Company did not record any goodwill impairment during the three or six months ended June 30, 2011. For the three and six months ended June 30, 2011, the Company recorded amortization expense of $1.5 million and $3.0 million, respectively, related to amortizable intangible assets, which are included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2010, the Company recorded amortization expense of $2.1 million and $4.9 million, respectively, related to amortizable intangible assets, which are included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets. The components of the Company’s amortizable and unamortizable intangible assets are described in the table below, as of June 30, 2011, and December 31, 2010 (in thousands):

	Cost		Accumulated Amortization
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Amortizable intangible assets:
Favorable leases	$52,010	$52,010	$21,266	$18,329
Other	638	579	371	309

Total amortizable intangible assets	$52,648	$52,589	$21,637	$18,638

Unamortizable intangible assets:
Goodwill	$744,028	$743,975

Total unamortizable intangible assets	$744,028	$743,975

The favorable lease assets, included in the table above, were recorded in conjunction with the acquisition of CSK and represent the values of operating leases acquired with favorable terms. These favorable leases had an estimated weighted-average remaining useful life of approximately 10.3 years as of June 30, 2011. In addition, the Company recorded a liability for the values of operating leases with unfavorable terms, acquired in the acquisition of CSK, totaling approximately $49.6 million at June 30, 2011, and December 31, 2010. These unfavorable leases had an estimated weighted-average remaining useful life of approximately 6.0 years as of June 30, 2011. During the three and six months ended June 30, 2011, the Company recognized an amortized benefit of $1.7 million and $3.4 million, respectively, related to these unfavorable operating leases. During the three and six months ended June 30, 2010, the Company recognized an amortized benefit of $1.9 million and $3.1 million, respectively, related to these unfavorable operating leases. The carrying amount, net of accumulated amortization, of these unfavorable lease liabilities was $26.1 million and $29.5 million as of June 30, 2011, and December 31, 2010, respectively, and is included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The liabilities related to these unfavorable leases are not included as a component of the Company’s closed store reserves, which are discussed in Note 4.

NOTE 3 – LONG-TERM DEBT

The amounts included in “Current portion of long-term debt” and “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets are described in the table below as of June 30, 2011, and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Capital leases	$1,905	$2,704
4.875% Senior Notes (1)	496,647	—
Unsecured revolving credit facility	—	—
Tranche A revolving credit facility	—	356,000

Total debt and capital lease obligations	498,552	358,704
Current portion of long-term debt	1,005	1,431

Long-term debt, less current portion	$497,547	$357,273

(1)	Net of unamortized original issuance discount of $3.4 million

Asset-based revolving credit facility:

In July of 2008, the Company entered into a credit agreement for a five-year asset-based revolving credit facility (the “ABL Credit Facility”), which was scheduled to mature in July of 2013. At December 31, 2010, the Company had outstanding borrowings of $356.0 million under the ABL Credit Facility, of which $106.0 million were not covered under an interest rate swap agreement. All outstanding borrowings under the ABL Credit Facility were repaid, and all related interest rate swap transaction agreements terminated on January 14, 2011, and the ABL Credit Facility was retired concurrent with the issuance of the Company’s 4.875% Senior Notes due 2021, as further described below. In conjunction with the retirement of the Company’s ABL Credit Facility, the Company recognized a one-time adjustment for a non-cash charge to write off the balance of debt issuance costs related to the ABL Credit Facility in the amount of $21.6 million and a one-time charge related to the termination of the Company’s interest rate swap agreements in the amount of $4.2 million, which are included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 2011.

Unsecured revolving credit facility:

On January 14, 2011, the Company entered into a new credit agreement for a five-year $750 million unsecured revolving credit facility (the “Revolver”) arranged by Bank of America, N.A. (“BA”) and Barclays Capital, which matures in January of 2016. The Revolver includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings. As described in the credit agreement governing the Revolver, the Company may, from time to time, increase the facility to a maximum of $950 million.

Borrowings under the Revolver (other than swing line loans) bear interest, at the Company’s option, at either the Base Rate or Eurodollar Rate (both as defined in the credit agreement) plus a margin that varies from 1.325% to 2.50% in the case of loans bearing interest at the Eurodollar Rate and 0.325% to 1.50% in the case of loans bearing interest at the Base Rate, in each case based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”). Swing line loans made under the Revolver bear interest at the Base Rate plus the applicable margin described above. In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments, varying from 0.175% to 0.50% based upon the better of the ratings assigned to the Company’s debt by Moody’s and S&P. As of June 30, 2011, the Company had no outstanding borrowings under the Revolver.

The Revolver contains certain debt covenants, which include limitations on total outstanding borrowings, a minimum fixed charge coverage ratio of 2.0 times through December 31, 2012; 2.25 times through December 31, 2014; 2.5 times through maturity; and a maximum adjusted consolidated leverage ratio of 3.0 times through maturity. The consolidated leverage ratio includes a calculation of adjusted earnings before interest, taxes, depreciation, amortization, rent and stock option compensation expense to adjusted debt. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant contained within the Revolver, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate payment of outstanding principal amount plus accrued interest and litigation from lenders. As of June 30, 2011, the Company remained in compliance with all covenants related to the borrowing arrangements.

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

On or after October 14, 2020, the 4.875% Senior Notes are redeemable in whole, at any time, or in part, from time to time, at the Company’s option upon not less than 30 nor more than 60 days’ notice at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. In addition, if at any time the Company undergoes a Change of Control Triggering Event (as defined in the indenture governing the 4.875% Senior Notes), holders of the 4.875% Senior Notes may require the Company to repurchase all or a portion of their 4.875% Senior Notes at a price equal to 101% of the principal amount of the 4.875% Senior Notes being repurchased, plus accrued and unpaid interest, if any, to but not including the repurchase date. The principal amount of the 4.875% Senior Notes as of June 30, 2011, was $500 million and the net carrying amount of the 4.875% Senior Notes was $496.6 million. As of June 30, 2011, the unamortized discount on the 4.875% Senior Notes was $3.4 million.

The 4.875% Senior Notes are guaranteed by certain of the Company’s subsidiaries on a senior unsecured basis. The guarantees are full and unconditional and joint and several. Each of the Subsidiary Guarantors is wholly-owned, directly or indirectly, by the Company and the Company has no independent assets or operations other than those of its subsidiaries. The only direct or indirect subsidiaries of the Company that are not Subsidiary Guarantors are minor subsidiaries. Neither the Company, nor any of its Subsidiary Guarantors, has any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. The 4.875% Senior Notes are subject to certain customary, positive and negative covenants, with which the Company complied as of June 30, 2011.

NOTE 4 – EXIT ACTIVITIES

The Company maintains reserves for closed stores and other properties that are no longer utilized in current operations, as well as reserves for employee separation liabilities. Employee separation liabilities represent costs for anticipated payments, including payments required under various pre-existing employment arrangements with acquired CSK employees, which existed at the time of the acquisition, related to the planned involuntary termination of employees performing overlapping or duplicative functions. The Company completed all restructuring activities related to these employee separation liabilities in the second quarter of 2011, and the reserve had no remaining balance as of June 30, 2011.

The Company accrues for closed property operating lease liabilities using a credit-adjusted discount rate to calculate the present value of the remaining non-cancelable lease payments, contractual occupancy costs and lease termination fees after the closing date, net of estimated sublease income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which currently extend through April 30, 2023. The Company estimates sublease income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions. Adjustments to closed property reserves are made to reflect changes in estimated sublease income or actual contracted exit costs, which vary from original estimates. Adjustments are made for material changes in estimates in the period in which the changes become known. Revisions to estimates in closure reserves for stores and administrative office and distribution facilities include changes in the estimates of sublease agreements, changes in assumptions of various store and office closure activities, and changes in assumed leasing arrangements since the acquisition of CSK.

The following table identifies the closure reserves for stores, administrative office and distribution facilities, and reserves for employee separation costs at June 30, 2011, and December 31, 2010 (in thousands):

	Store Closure Liabilities	Administrative Office and Distribution Facilities Closure Liabilities	Employee Separation Liabilities
Balance at December 31, 2010:	$13,971	$5,608	$1,156
Additions and accretion	355	171	—
Payments	(2,084)	(1,345)	(912)
Revisions to estimates	3	192	(244)

Balance at June 30, 2011:	$12,245	$4,626	$—

The cumulative amount incurred in closure reserves for stores from the inception of the exit activity through June 30, 2011, was $23.8 million. The cumulative amount incurred in administrative office and distribution facilities from the inception of the exit activity through June 30, 2011, was $9.7 million. The balance of both these reserves is included in “Other current liabilities” and “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets based upon the dates when the reserves are expected to be settled. The cumulative amount incurred for employee separation liabilities from the inception of the exit activity was $29.2 million through June 30, 2011. The reserve balance for employee separation liabilities was included in “Accrued payroll” on the accompanying Condensed Consolidated Balance Sheets at December 31, 2010.

NOTE 5 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate risk management:

The Company entered into various interest rate swap transaction agreements with various counterparties to mitigate cash flow risk associated with floating interest rates on outstanding borrowings under its ABL Credit Facility (see Note 3). The swap transactions were designated as cash flow hedges with interest payments designed to offset the interest payments for borrowings under the ABL Credit Facility that corresponded with the notional amounts of the swaps. The fair values of the Company’s outstanding hedges were recorded as a liability in the accompanying Condensed Consolidated Balance Sheets at December 31, 2010. The effective portion of the change in fair value of the Company’s cash flow hedges was recorded as a component of “Accumulated other comprehensive loss” and any ineffectiveness was recognized in earnings in the period of ineffectiveness. All of the interest rate swap agreements were terminated at the Company’s request on January 14, 2011, concurrent with the retirement of the ABL Credit Facility and the issuance of its 4.875% Senior Notes, as discussed in Note 3. As a result of this termination, the Company recognized a charge of $4.2 million, which was included as a component of “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 2011. As of June 30, 2011, the Company did not hold any instruments that qualified as cash flow hedge derivatives.

The table below outlines the effects the Company’s derivative financial instruments had on its Condensed Consolidated Balance Sheets as of June 30, 2011, and December 31, 2010 (in thousands):

	Fair Value of Derivative, Recorded as Payable to Counterparties in “Other current liabilities”		Fair Value of Derivative, Tax Effect		Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative, net of tax
Derivatives Designated as Hedging Instruments	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Interest rate swap contracts	$—	$4,845	$—	$1,875	$—	$2,970

The table below outlines the effects the Company’s derivative financial instruments had on its Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 (in thousands):

	Location and Amount of Loss Recognized in Income on Derivative
Derivatives Designated as Hedging Instruments	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
Interest rate swap contracts	Other income (expense)	$—	Other income (expense)	$—	Other income (expense)	$(4,237)	Other income (expense)	$—

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

4.875% Senior Notes:

The carrying amount of the Company’s 4.875% Senior Notes is included in “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets. The estimated fair value of the Company’s 4.875% Senior Notes as of June 30, 2011, which is determined by reference to quoted market prices (Level 1), is included in the table below (in thousands):

June 30, 2011

	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
4.875% Senior Notes	$505,000	$—	$—	$505,000

Interest rate swap contracts:

The fair value of the Company’s outstanding interest rate swap contracts, as discussed in Note 3 and Note 5, was included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2010. The fair value of the interest rate swap contracts was based on the discounted net present value of the swaps using third party quotes (Level 2). Changes in fair market value were recorded in “Accumulated other comprehensive loss” on the accompanying Condensed Consolidated Balance Sheets, and changes resulting from the termination of the interest rate swap contracts were recorded in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income. All of the interest rate swap agreements that existed as of December 31, 2010, were terminated at the Company’s request on January 14, 2011, concurrent with the retirement of the ABL Credit Facility and the issuance of its 4.875% Senior Notes, as discussed in Note 3 and Note 5. The fair value of the Company’s interest rate swap agreements as of December 31, 2010, is included in the table below (in thousands):

December 31, 2010

	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Derivative contracts	$—	$(4,845)	$—	$(4,845)

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

Other financial instruments:

The Company’s Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from vendors and accounts payable. Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 7 – SHAREHOLDERS’ EQUITY

Accumulated other comprehensive loss:

Unrealized losses, net of tax, from interest rate swap agreements that qualified as cash flow hedges were included in “Accumulated other comprehensive loss” on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2010. As discussed in Notes 3 and 5, all interest rate swap agreements were terminated on January 14, 2011. No adjustments were made to “Accumulated other comprehensive loss” for the three months ended June 30, 2011. The adjustment to “Accumulated other comprehensive loss” for the six months ended June 30, 2011, totaled $4.8 million with a corresponding tax asset of $1.8 million resulting in a net of tax effect of $3.0 million. The table below includes changes in “Accumulated other comprehensive loss” for the six months ended June 30, 2011 (in thousands):

Changes in Unrealized Losses on Cash Flow Hedges
Balance at December 31, 2010:	$(2,970)
Period change	2,970

Balance at June 30, 2011:	$—

Comprehensive income for the three and six months ended June 30, 2011, was $133.8 million and $239.2 million, respectively. Comprehensive income for the three and six months ended June 30, 2010, was $101.2 million and $199.6 million, respectively.

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

The Company repurchased 3.3 million shares of its common stock under its publicly announced repurchase program during the three months ended June 30, 2011, at an average price per share of $58.44, for a total investment of $192.9 million. The Company repurchased 5.9 million shares of its common stock under its repurchase program during the six months ended June 30, 2011, at an average price per share of $57.16, for a total investment of $337.9 million. As of June 30, 2011, the Company had $162.1 million remaining under its repurchase program. From July 1, 2011, through and including August 8, 2011, the Company repurchased 1.4 million shares of its common stock at an average price of $58.86, for a total investment of $80.6 million.

Share repurchase program - subsequent event:

As previously announced on August 5, 2011, the Company’s Board of Directors approved a resolution to increase the authorization under the repurchase program by an additional $500 million, raising the cumulative authorization under the repurchase program to $1 billion. The additional $500 million authorization is effective for a period of three years, beginning on August 5, 2011. The Company and its Board of Directors may increase or otherwise modify, renew, suspend or terminate the repurchase program at any time, without prior notice.

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

Stock options:

The Company’s stock-based incentive plans provide for the granting of stock options for the purchase of common stock of the Company to directors and certain key employees of the Company. Options are granted at an exercise price that is equal to the closing market price of the Company’s common stock on the date of the grant. Director options granted under the plan expire after seven years and are fully vested after six months. Employee options granted under the plan expire after ten years and typically vest 25% a year, over four years. The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. The following table summarizes the stock option activity during the six months ended June 30, 2011:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2010	8,394,854	$30.37
Granted	915,115	58.28
Exercised	(721,685)	26.58
Forfeited	(360,692)	40.15

Outstanding at June 30, 2011	8,227,592	33.43

Exercisable at June 30, 2011	4,113,732	$26.72

The Company recognized stock option compensation expense of approximately $4.7 million and $9.1 million for the three and six months ended June 30, 2011, respectively, and recognized a corresponding income tax benefit of approximately $1.8 million and $3.5 million, respectively. The Company recognized stock option compensation expense of approximately $3.8 million and $7.5 million for the three and six months ended June 30, 2010, respectively, and recognized a corresponding income tax benefit of approximately $1.5 million and $2.9 million, respectively.

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

The weighted-average assumptions, identified in the table below, were used for grants issued for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Risk free interest rate	1.63%	2.10%
Expected life	4.1 Years	4.4 Years
Expected volatility	33.4%	34.0%
Expected dividend yield	—%	—%

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2011, was $16.86 compared to $13.25 for the six months ended June 30, 2010. The remaining unrecognized compensation expense related to unvested awards at June 30, 2011, was $30.2 million, and the weighted-average period of time over which this cost will be recognized is 3.0 years.

Other share-based compensation and benefit plans:

The Company sponsors other share-based compensation and benefit plans including an employee stock purchase plan, which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value, a performance incentive plan under which the Company’s senior management is awarded shares of restricted stock that vest equally over a three-year period, and a compensation plan under which the Company’s independent directors are awarded shares of restricted stock that vest equally over a three-year period. Compensation expense recognized under these plans is measured based on the market price of the Company’s common stock on the date of award and is recorded over the vesting period. During the three and six months ended June 30, 2011, the Company recorded approximately $0.7 million and $1.4 million of compensation expense for benefits provided under these plans, respectively, and a corresponding income tax benefit of approximately $0.2 million and $0.5 million, respectively. During the three and six months ended June 30, 2010, the Company recorded approximately $0.5 million and $1.0 million of compensation expense for benefits provided under these plans, respectively, and recognized a corresponding income tax benefit of approximately $0.2 million and $0.4 million, respectively.

NOTE 9 – EARNINGS PER SHARE

The table below summarizes the computation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator (basic and diluted):
Net income	$133,772	$99,595	$236,246	$197,071
Denominator:
Denominator for basic earnings per share—weighted-average shares	137,399	138,230	138,982	137,908
Effect of stock options (see Note 8)	2,317	2,294	2,307	2,122
Effect of exchangeable notes	—	593	—	388

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversion	139,716	141,117	141,289	140,418
Earnings per share-basic	$0.97	$0.72	$1.70	$1.43

Earnings per share-assuming dilution	$0.96	$0.71	$1.67	$1.40

For the three and six months ended June 30, 2011 and 2010, the computation of diluted earnings per share did not include certain common stock equivalents. These common stock equivalents represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equivalents would have been antidilutive. The table below identifies the antidilutive stock options for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Antidilutive stock options	1,400	964	1,552	1,485
Weighted-average exercise price	$57.04	$41.71	$56.20	$40.13

The exchangeable notes were retired in December of 2010, and therefore had no dilutive effect on 2011 results. Incremental net shares for the exchange feature of the exchangeable notes were included in the diluted earnings per share calculation for the three and six months ended June 30, 2010.

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

As previously reported, the DOJ criminal prosecution of Don Watson, the former Chief Financial Officer of CSK, was set for trial to commence on June 7, 2011. However, on May 13, 2011, Watson pled guilty to one count of conspiracy to commit securities fraud and mail fraud. Sentencing is currently set for September 19, 2011.

In addition, the previously reported SEC complaint against three former employees of CSK for alleged misconduct related to CSK’s historical accounting practices remains ongoing. On May 11, 2011, the Court scheduled trial on these matters to commence April 23, 2012. The action filed by the SEC on July 22, 2009, against Maynard L. Jenkins, the former Chief Executive Officer of CSK, seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, as previously reported, also continues. As previously reported, on March 24, 2011, the parties filed a stipulation announcing a tentative settlement agreement had been reached, subject to approval by the SEC’s Commissioners. On July 18, 2011, the parties informed the court that their efforts at settlement were unsuccessful and, as a result, the parties were ordered by the court to submit a discovery plan and proposed schedule by July 29, 2011.

With respect to the ongoing DOJ investigation into CSK’s pre-acquisition accounting practices as referenced above, as previously disclosed, O’Reilly and the DOJ agreed in principle, subject to final documentation, to resolve the DOJ investigation of CSK’s legacy pre-acquisition accounting practices. The Company and the DOJ continue work to complete the final documentation necessary for the execution of the Non-Prosecution Agreement previously referenced and CSK’s payment of a one-time monetary penalty of $20.9 million, also previously reported. The Company’s total reserve related to the DOJ investigation of CSK was $21.0 million as of June 30, 2011, which relates to the amount of the monetary penalty and associated legal costs.

Notwithstanding the agreement in principle with the DOJ, several of CSK’s former directors or officers and current or former employees have been or may be interviewed or deposed as part of criminal, administrative and civil investigations and lawsuits. As described above, certain former employees of CSK are the subject of civil and criminal litigation commenced by the government. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK has certain obligations to indemnify these persons and, as a result, O’Reilly is currently incurring legal fees on behalf of these persons in relation to these pending and unresolved matters. Some of these indemnification obligations and other related costs may not be covered by CSK’s insurance policies.

As a result of the CSK acquisition, O’Reilly expects to continue to incur legal fees related to the indemnity obligations related to the litigation that has commenced by the DOJ and SEC of CSK’s former employees until final resolution. O’Reilly has a remaining reserve, with respect to such indemnification obligations, of $16.7 million at June 30, 2011, which was primarily recorded as an assumed liability in the Company’s allocation of the purchase price of CSK.

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

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“2011-04”). ASU 2011-04 was issued to bring the definition of fair value, the guidance for fair value measurement and the disclosure requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”) in line with one another. ASU 2011-04 also enhances the disclosure requirements for changes and transfers within the valuation hierarchy levels, particularly valuations in Level 3 fair value measurements, and is effective for periods beginning after December 15, 2011. The application of this guidance affects disclosures only and therefore, will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In June of 2011, the FASB issued ASU No. 2011-05 Presentation of Comprehensive Income (“2011-05”). ASU 2011-05 was issued to improve the comparability of financial reporting between U.S. GAAP and IFRS, and eliminates previous U.S. GAAP guidance that allowed an entity to present components of other comprehensive income (“OCI”) as part of its statement of changes in shareholders’ equity. With the issuance of ASU 2011-05, companies are now required to report all components of OCI either in a single continuous statement of total comprehensive income, which includes components of both OCI and net income, or in a separate statement appearing consecutively with the statement of income. ASU 2011-05 does not affect current guidance for the accounting of the components of OCI, or which items are included within total comprehensive income, and is effective for periods beginning after December 15, 2011, with early adoption permitted. The application of this guidance affects presentation only and therefore, will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

In Management’s Discussion and Analysis (“MD&A”), we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, which are identified below:

•	a Company overview;

•	an overview of the key drivers of demand for the automotive aftermarket;

•	recent events and developments;

•	our results of operations for the second quarters and six month periods ended June 30, 2011 and 2010;

•	our liquidity and capital resources;

•	any contractual obligations to which we are committed;

•	our critical accounting estimates;

•	the inflation and seasonality of our business; and

•	recent accounting pronouncements that affect our company.

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

COMPANY OVERVIEW

We are one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the U.S., selling our products to both do-it-yourself (“DIY”) customers and professional service providers. During the second quarter ended June 30, 2011, we opened 44 stores, and did not close any stores. As of June 30, 2011, we operated 3,657 stores in 39 states.

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

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets. We plan to open approximately 170 net, new stores in 2011. We typically open new stores either by (i) constructing a new store at a site we purchase or lease and stocking the new store with fixtures and inventory, (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store, or (iii) purchasing multi-store chains. We believe that our dual market strategy of targeting both the DIY retail customer and professional service provider positions us extremely well to take advantage of growth in the automotive aftermarket business. We believe our investment in store growth will be funded with the cash flows generated by our existing operations and through available borrowings under our existing credit facility.

We provide our customers with an assortment of products that are differentiated by quality and price for most of the product lines we offer. For many of our product offerings, this quality differentiation reflects “good”, “better”, and “best” alternatives. Our sales and total gross margin dollars are highest for the “best” quality category of products. Our customer’s willingness to select products at a higher point on the value spectrum is a driver of sales and profitability for our business. We believe that the average consumer’s tendency has been to “trade-down” to lower quality products during the recent challenging macroeconomic conditions. We have ongoing initiatives targeted to marketing higher quality products to our customers and expect our customers to be more willing to return to purchasing up on the value spectrum in the future as the U.S. economy recovers.

KEY DEMAND DRIVERS OF THE AUTOMOTIVE AFTERMARKET

We believe that the number of U.S. miles driven, number of U.S. registered vehicles, new light vehicle registrations, average vehicle age, unperformed maintenance and unemployment are key drivers of current and future demand of products sold within the automotive aftermarket.

Number of miles driven:

Total miles driven in the U.S. heavily influences the demand for the repair and maintenance products we sell. Historically, the long-term trend in the total miles driven in the U.S. has steadily increased. According to the Department of Transportation, between 2002 and 2007, the total number of miles driven in the U.S. increased at an average annual rate of approximately 1.4%. In 2008, however, difficult macroeconomic conditions and high gas prices during the year led to a decrease in the number of miles driven, and in 2009, miles driven remained relatively flat. In 2010, miles driven in the U.S. increased by 0.7%, however, the number of miles driven has decreased by 1.0% through the first five months of 2011. Historically, rapid increases in gasoline prices have negatively impacted U.S. total miles driven as consumers react to the increased expense by reducing travel. Year-to-date through June of 2011, average gasoline prices have increased 17% when compared to an increase of 6% for the same period in 2010. We believe that as the U.S. economy recovers and gasoline prices stabilize, annual miles driven will return to historical growth rates and continue to drive demand for the industry.

Number of U.S. registered vehicles and new light vehicle registrations:

As reported by the Automotive Aftermarket Industry Association (“AAIA”), the total number of vehicles on the road in the U.S. has exhibited steady growth over the past decade, with the total number of registered vehicles increasing 15%, from 209 million light vehicles in 2001 to 240 million in 2010. New light vehicle registrations, however, have declined over the past decade. From 2001 to 2009, new car registrations in the U.S. decreased by 40%, from 17.3 million in 2001 to 10.3 million vehicles in 2009, the lowest level in the past decade. During 2010, new light vehicle registrations increased 11%, as consumer confidence in the economy improved. As of June 30, 2011, the seasonally adjusted annual rate (“SAAR”) of sales of total light vehicles in the U.S. increased to $11.5 million, continuing a steady upward trend since mid-2009; however, the monthly SAAR of sales of total light vehicles remains below historical ten year rates. Based on the current economic environment, we believe new light vehicle registrations will remain below historic levels and consumers will continue to keep their vehicles longer and drive them at higher miles, continuing the trend of an aging vehicle population.

Average vehicle age of registered vehicles:

As reported by the AAIA, the average age of the U.S. vehicle population has increased over the past decade from 9.3 years for passenger cars and 8.4 years for light trucks in 2001 to 11.0 and 10.1 years in 2010, respectively. We believe this increase in average age can be attributed to better engineered and built vehicles, which can be reliably driven at higher miles due to better quality power trains and interiors and exteriors, below historical levels of new car sales over the past two years and the consumers’ willingness to invest in maintaining their higher-mileage, better built vehicles. As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles which are outside of manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures, which require replacement parts, and generally require more maintenance than newer vehicles.

Unperformed maintenance:

According to estimates compiled by the Automotive Aftermarket Suppliers Association, the annual amount of unperformed or underperformed maintenance in the U.S. totaled $54 billion for 2009 versus $50 billion for 2008. This metric represents the degree to which routine vehicle maintenance recommended by the manufacturer is not being performed. Consumers’ decision to avoid or defer maintenance affects demand for the industry, and the total amount of unperformed maintenance represents potential future demand. We believe that challenging macroeconomic conditions beginning in 2008 contributed to the increased amount of unperformed maintenance in 2009; however, with the reduced number of new car sales and consumers’ increased focus on maintaining their current vehicle with the expectation of keeping the vehicle longer than they would have in a better macroeconomic environment, we believe the amount of underperformed maintenance decreased in 2010, resulting in a historically strong year for the automotive aftermarket.

Unemployment:

Challenging macroeconomic conditions have lead to high levels of unemployment. The annual U.S. unemployment rate for 2010 was 9.6%, the highest unemployment rate since 1982. The U.S. monthly unemployment rates in 2011 are below 2010 levels, with June’s unemployment rate at 9.2%; however, unemployment rates remain significantly above historical ten year rates. We believe that these unemployment rates and continued uncertainty in the overall economic health have a negative impact on consumer confidence and the level of consumer discretionary spending. We also believe macroeconomic uncertainties and the potential for future joblessness can motivate consumers to find ways to save money and can be an important factor in the consumer’s decision to defer the purchase of a new vehicle. While the deferral of vehicle purchases has lead to an increase in vehicle maintenance, long-term trends of high unemployment levels could reduce the number of total annual miles driven as well as decrease consumer discretionary spending habits, both of which could negatively impact demand in the automotive aftermarket.

RECENT EVENTS AND DEVELOPMENTS

On January 11, 2011, we announced a new Board-approved share repurchase program that authorizes us to repurchase up to $500 million of shares of our common stock over a three-year period. Stock repurchases under the repurchase program may be made, from time to time as we deem appropriate, solely through open market purchases effected through a broker dealer at prevailing market prices, and we may increase, terminate or otherwise modify the repurchase program at any time without prior notice. As of August 8, 2011, we had repurchased approximately 7.3 million shares of our common stock at an aggregate cost of $418 million under this program.

On January 14, 2011, we issued $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 (“4.875% Senior Notes”) in the public market, of which we and certain of our subsidiaries are the guarantors, and United Missouri Bank, N.A. (“UMB”) is trustee. The 4.875% Senior Notes were issued at 99.297% of their face value and will mature on January 14, 2021. The proceeds from the 4.875% Senior Notes issuance were used to repay all of our outstanding borrowings under our existing secured asset-based revolving credit facility (the “ABL Credit Facility”), pay fees associated with the issuance and for general corporate purposes. Concurrent with the issuance of the 4.875% Senior Notes, we entered into a credit agreement for a $750 million unsecured revolving credit facility arranged by Bank of America (“BA”) and Barclays Capital (the “Revolver”), which replaced the previous ABL Credit Facility, and matures on January 13, 2016. All remaining debt issuance costs related to our previous ABL Credit Facility, totaling $22 million were written off, and all interest rate swap agreements related to notional amounts under the ABL Credit Facility, with a carrying value of $4 million, were terminated and charged to earnings as one-time, non-recurring items upon the repayment and retirement of the ABL Credit Facility in January of 2011.

On August 5, 2011, we announced that our Board of Directors approved a resolution to increase the authorization under the share repurchase program by an additional $500 million, raising the cumulative authorization under the repurchase program to $1 billion. The additional $500 million authorization is effective for a period of three years, beginning on August 5, 2011. We may increase or otherwise modify, renew, suspend or terminate the repurchase program at any time, without prior notice.

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended June 30, 2011, increased $98 million, or 7%, to $1.48 billion from $1.38 billion for the same period one year ago. Sales for the six months ended June 30, 2011, increased $201 million, or 8%, to $2.86 billion from $2.66 billion for the same period one year ago. The table below identifies the components of the increase in sales for the three and six months ended June 30, 2011 (in millions):

	Increase in Sales for the Three Months Ended June 30, 2011, Compared to the Same Period in 2010	Increase in Sales for the Six Months Ended June 30, 2011, Compared to the Same Period in 2010
Comparable store sales	$60	$130
Sales for stores opened throughout 2010, excluding sales for stores open at least one year that are included in comparable store sales	23	52
Sales for stores opened throughout 2011	16	22
Non-store sales including machinery, sales to independent parts stores and team members	3	4
Sales in 2010 for stores that have closed	(4)	(7)

Total increase in sales	$98	$201

Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to team members. Comparable store sales for stores open at least one year increased 4.4% and 5.0% for the three and six months ended June 30, 2011, respectively. Comparable store sales for stores open at least one year increased 7.9% and 7.4% for the three and six months ended June 30, 2010, respectively.

We believe the increased sales achieved by our stores are the result of high levels of customer service, superior inventory availability, a broader selection of products offered in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of the stores, compensation programs for all store team members that provide incentives for performance and our continued focus on serving professional service providers. Our comparable store sales for the quarter were driven by higher average ticket values, offset in part by a small decline in customer transaction counts. The improvement in average ticket values was primarily the result of the growth of our commercial business and a larger percentage of our total sales derived from higher priced, hard part categories. Average transactions were positively impacted by the growth of our commercial business in the acquired CSK markets as a result of the enhanced distribution model, which supports the implementation of our dual market strategy in these areas. During the quarter, our DIY customers faced increased fuel costs putting pressure on disposable income and negatively impacting DIY transaction counts.

Store growth:

We opened 44 and 99 new stores during the three and six months ended June 30, 2011, respectively, compared to 24 and 73 new stores for the three and six months ended June 30, 2010, respectively. As of June 30, 2011, we operated 3,657 stores in 39 states compared to 3,492 stores in 38 states at June 30, 2010. We anticipate new store unit growth to be 170 net, new store openings in 2011.

Gross profit:

Gross profit for the second quarter ended June 30, 2011, increased to $719 million (or 48.6% of sales) from $673 million (or 48.7% of sales) for the same period one year ago, representing an increase of 7%. Gross profit for the six months ended June 30, 2011, increased to $1.39 billion (or 48.5% of sales) from $1.29 billion (or 48.5% of sales) for the same period one year ago, representing an increase of 8%. The increase in gross profit dollars was primarily a result of the increase in sales from new stores and the increase in comparable store sales at existing stores. The decrease in gross profit as a percentage of sales for the quarter was primarily attributable to the impact of increased commercial sales as a percentage of the total sales mix, lower margins on promotional items and increased distribution system costs, partially offset by improved inventory shrinkage and favorable product mix. Commercial sales in the acquired CSK markets are growing at a faster rate than total DIY sales as a result of our enhanced distribution model, which supports the implementation of our dual market strategy in these areas. Commercial sales typically carry a lower gross margin percentage than DIY sales, as volume discounts are granted on wholesale transactions to professional service providers, creating pressure on our gross profit as a percentage of sales. The lower margins on promotional items during the second quarter were due to rapid price increases from our vendors, driven by rising raw material costs, which could not be immediately passed on through increases in advertised selling prices. Increased distribution system costs were the result of product-line changeover projects and increases in product returns related to returns in the converted CSK stores driven by our efforts to refine the inventory levels in the acquired stores and increased diesel costs for our over-the-road vehicles which support our robust distribution network. The decrease in inventory shrinkage is driven by the converted CSK stores, which are now managed using the O’Reilly point-of-sale system (“POS”) installed in all CSK stores when they converted to the O’Reilly distribution systems throughout 2009 and 2010. The O’Reilly POS provides our store managers with better tools to track and control inventory resulting in improved inventory shrinkage. The improvement in product mix was primarily driven by increased sales in the hard part categories, which typically generate a higher gross margin percentage than other categories. Increasing hard part sales are the result of strong demand as consumers retain and maintain their vehicles longer and our enhanced and more comprehensive inventory levels in the hard part categories in the CSK stores, supported by a more extensive and robust distribution network.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the second quarter ended June 30, 2011, increased to $496 million (or 33.5% of sales) from $476 million (or 34.5% of sales) for the same period one year ago, representing an increase of 4%. SG&A for the six months ended June 30, 2011, increased to $970 million (or 33.9% of sales) from $926 million (or 34.8% of sales) for the same period one year ago, representing an increase of 5%. The increase in total SG&A dollars is primarily the result of additional employees, advertising, facilities and vehicles to support our increased store count and dual market strategy in our new markets. The decrease in SG&A as a percentage of sales was the result of improved labor efficiencies in the acquired CSK stores, positive trends related to health benefits and increased leverage of store occupancy and headquarter expenses on solid comparable store sales, offset by increased fuel costs from store delivery vehicles supporting our growing commercial business.

Operating income:

Operating income for the second quarter ended June 30, 2011, increased to $222 million (or 15.0% of sales) from $181 million (or 13.1% of sales) for the same period one year ago, representing an increase of 23%. Operating income for the six months ended June 30, 2011, increased to $419 million (or 14.6% of sales) from $350 million (or 13.1% of sales) for the same period one year ago, representing an increase of 20%. The increases in operating income during the three and six months ended June 30, 2011, are primarily attributable to the impacts discussed above, as well as a $15 million charge to operating income in the second quarter of 2010 related to the legacy CSK DOJ investigation (See Note 10 – Legal Matters to the condensed consolidated financial statements). As previously announced, the results for the three months ended June 30, 2010, included a charge related to the legacy DOJ investigation of CSK into CSK’s pre-acquisition historical accounting practices. A one-time monetary penalty of $21 million will be paid to the DOJ upon completion of a Non-Prosecution Agreement (“NPA”) between the DOJ, CSK and O’Reilly. We accrued $15 million during the second quarter of 2010 and an additional $6 million during the third quarter ended September 30, 2010, in anticipation of execution of the NPA.

Other income and expense:

Total other expense for the second quarter ended June 30, 2011, decreased to $5 million (or 0.4% of sales) from $10 million (or 0.7% of sales) for the same period one year ago, representing a decrease of 45%. Total other expense for the six months ended June 30, 2011, increased to $36 million (or 1.2% of sales) from $20 million (or 0.7% of sales) for the same period one year ago, representing an increase of 81%. The decrease in total other expense for the quarter was driven by decreased interest expense on a lower level of average outstanding borrowings and lower amortization of debt issuance costs in the current period as compared to the same period one year ago. The increase in total other expense for the six months ended June 30, 2011, is driven by one-time charges during the current period related to our new financing transactions that were completed in January of 2011, slightly offset by a decrease in interest expense on a lower level of average outstanding borrowings compared to the same period one year ago, as well as an increase in interest income. The one-time charges included a non-cash charge to write off the balance of debt issuance costs related to our previous credit facility in the amount of $22 million and a charge related to the termination of our interest rate swap agreements in the amount of $4 million.

Income taxes:

Our provision for income taxes for the second quarter ended June 30, 2011, increased to $83 million (or 5.6% of sales) from $72 million (or 5.2% of sales) for the same period one year ago, representing an increase of 16%. Our provision for income taxes for the six months ended June 30, 2011, increased to $147 million (or 5.1% of sales) from $133 million (or 5.0% of sales) for the same period one year ago, representing an increase of 11%. The increase in our provision for income taxes is due to the increase in our taxable income. Our effective tax rate for the second quarter ended June 30, 2011, was 38.3% of income before income taxes compared to 41.9% for the same period one year ago. Our effective tax rate for the six months ended June 30, 2011, was 38.3% of income before income taxes compared to 40.3% for the same period one year ago. The decrease in the effective tax rate for the three and six months ended June 30, 2011, was primarily the result of the $15 million charge in the second quarter of 2010 related to the legacy CSK DOJ investigation (See Note 10 – Legal Matters to the condensed consolidated financial statements), which was not deductible for tax purposes.

Net income:

As a result of the impacts discussed above, net income for the second quarter ended June 30, 2011, increased to $134 million (or 9.0% of sales) from $100 million (or 7.2% of sales) for the same period one year ago, representing an increase of 34%. As a result of the impacts discussed above, net income for the six months ended June 30, 2011, increased to $236 million (or 8.3% of sales) from $197 million (or 7.4% of sales) for the same period one year ago, representing an increase of 20%.

Earnings per share:

Our diluted earnings per common share for the second quarter ended June 30, 2011, increased 35% to $0.96 on 140 million shares versus $0.71 for the same period one year ago on 141 million shares. The impact of the year-to-date share repurchases on diluted earnings per share for the second quarter ended June 30, 2011, was an increase of approximately $0.03. Our diluted earnings per common share for the six months ended June 30, 2011, increased 19% to $1.67 on 141 million shares versus $1.40 for the same period one year ago on 140 million shares. The impact of the year-to-date share repurchases on diluted earnings per share for the six months ended June 30, 2011, was an increase of approximately $0.03.

Adjustments for nonrecurring and non-operating events:

Our results for the six months ended June 30, 2011, included one-time charges associated with the new financing transactions we completed on January 14, 2011, as discussed above. Our results for the three and six months ended June 30, 2010, included a charge in the second quarter of 2010 related to the legacy CSK DOJ investigation, as discussed above.

Adjusted operating income for the three months ended June 30, 2011, increased 13% to $222 million (or 15.0% of sales) from $196 million (or 14.2% of sales), which was adjusted for the impact of the charge related to the CSK DOJ investigation discussed above, for the same period one year ago. Adjusted net income for the three months ended June 30, 2011, increased 17% to $133 million (or 9.0% of sales) from $115 million (or 8.3% of sales), which was adjusted for the impact of the charge related to the legacy CSK DOJ investigation as discussed above, for the same period one year ago. Adjusted diluted earnings per common share for the three months ended June 30, 2011, increased 19% to $0.96 from $0.81, which was adjusted for the impact of the charge related to the legacy CSK DOJ investigation as discussed above, for the same period one year ago. The table below outlines the impact of the charge related to the legacy CSK DOJ investigation for the three months ended June 30, 2011 and 2010 (amounts in thousands, except per share data):

	For the Three Months Ended June 30,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
Operating income	222,368	15.0%	181,164	13.1%
Legacy CSK DOJ investigation charge	—	—%	15,000	1.1%

Adjusted operating income	222,368	15.0%	196,164	14.2%

Net income	$133,772	9.0%	$99,595	7.2%
Legacy CSK DOJ investigation charge	—	—%	15,000	1.1%

Adjusted net income	$133,772	9.0%	$114,595	8.3%

Diluted earnings per common share	$0.96		$0.71
Legacy CSK DOJ investigation charge	—		0.10

Adjusted diluted earnings per common share	$0.96		$0.81

Weighted-average common shares outstanding - assuming dilution	139,716		141,117

Adjusted operating income for the six months ended June 30, 2011, increased 15% to $419 million (or 14.6% of sales) from $365 million (or 13.7% of sales), which was adjusted for the impact of the charge related to the CSK DOJ investigation discussed above, for the first six months of 2010. Adjusted net income for the six months ended June 30, 2011, excluding the impact of the charges related to the new financing transactions discussed above, increased 19% to $252 million (or 8.8% of sales) from $212 million (or 8.0% of sales), which was adjusted for the impact of the charge related to the legacy CSK DOJ investigation as discussed above, for the first six months of 2010. Adjusted diluted earnings per common share for the six months ended June 30, 2011, excluding the impact of the charges related to the new financing transactions discussed above, increased 18% to $1.78 from $1.51, which was adjusted for the impact of the charge related to the legacy CSK DOJ investigation as discussed above, for the first six months of 2010. The table below outlines the impact of the charges related to the new financing transactions and legacy CSK DOJ investigation for the six months ended June 30, 2011 and 2010 (amounts in thousands, except per share data):

	For the Six Months Ended June 30,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
Operating income	418,805	14.6%	349,609	13.1%
Legacy CSK DOJ investigation charge	—	—%	15,000	0.6%

Adjusted operating income	418,805	14.6%	364,609	13.7%

Net income	$236,246	8.3%	$197,071	7.4%
Write-off of asset-based revolving credit facility debt issuance costs, net of tax	13,335	0.5%	—	—%
Termination of interest rate swap agreements, net of tax	2,613	—%	—	—%
Legacy CSK DOJ investigation charge	—	—%	15,000	0.6%

Adjusted net income	$252,194	8.8%	$212,071	8.0%

Diluted earnings per common share	$1.67		$1.40
Write-off of asset-based revolving credit facility debt issuance costs, net of tax	0.09		—
Termination of interest rate swap agreements, net of tax	0.02		—
Legacy CSK DOJ investigation charge	—		0.11

Adjusted diluted earnings per common share	$1.78		$1.51

Weighted-average common shares outstanding - assuming dilution	141,289		140,418

The adjusted operating income, adjusted net income and adjusted diluted earnings per common share discussed and presented in the paragraphs and tables above are not derived in accordance with United States generally accepted accounting principles (“GAAP”). We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of financial results and estimates excluding the impact of the non-cash charge to write off the balance of debt issuance costs, the charge related to the termination of interest rate swap agreements and the charge for the legacy CSK DOJ investigation provide meaningful supplemental information to both management and investors, that is indicative of our core operations. We exclude these items in judging our performance and believe this non-GAAP information is useful to investors as well. Material limitations of these non-GAAP measures are that such measures do not reflect actual GAAP amounts. We compensate for such limitations by presenting, in the tables above, the accompanying reconciliation to the most directly comparable GAAP measures.

LIQUIDITY

The following table highlights our liquidity and related ratios as of June 30, 2011, and December 31, 2010 (dollars in millions):

Liquidity and Related Ratios	June 30, 2011	December 31, 2010	Percentage Change
Current assets	$2,554	$2,301	11%
Quick assets (1)	473	213	122%
Current liabilities	1,458	1,229	19%
Working capital (2)	1,096	1,072	2%
Total debt	499	359	39%
Total equity	3,153	3,210	(2)%
Current ratio (3)	1.75:1	1.87:1	(6)%
Quick ratio (4)	0.36:1	0.23:1	57%
Debt to equity (5)	0.16:1	0.11:1	46%

(1)	Quick assets include cash, cash equivalents and receivables.
(2)	Working capital is calculated as current assets less current liabilities.
(3)	Current ratio is calculated as current assets divided by current liabilities.
(4)	Quick ratio is calculated as current assets, less inventories, divided by current liabilities.
(5)	Debt to equity is calculated as total debt divided by total shareholders’ equity.

Liquidity and related ratios:

Our quick assets increased 122% from December 31, 2010, to June 30, 2011, primarily driven by an increase in cash from the issuance of our 4.875% Senior Notes, negotiated extended payment terms from vendors under our enhanced vendor financing programs and cash generated from operations, offset by the impact of cash used for the repurchase of shares of our common stock in accordance with our share repurchase program and the repayment and retirement of our ABL Credit Facility. Total debt increased 39% and total equity decreased 2% from December 31, 2010, to June 30, 2011. The increase in total debt was attributable to the issuance of our 4.875% Senior Notes in January of 2011, offset by the simultaneous repayment of our ABL Credit Facility. The decrease in total equity resulted from the impact of repurchase activity under our share repurchase program on additional paid-in capital and retained earnings, offset by an increase in retained earnings from strong year-to-date net income.

The following table highlights cash provided by/(used in) our operating, investing and financing activities for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
Liquidity	2011	2010
Total cash provided by (used in):
Operating activities	$561,468	$355,743
Investing activities	(146,780)	(180,594)
Financing activities	(175,617)	(170,473)

Increase in cash and cash equivalents	$239,071	$4,676

Operating activities:

Net cash provided by operating activities for the six months ended June 30, 2011, increased to $561 million from $356 million for the same period one year ago. The increase in cash provided by operating activities is primarily attributable to an increase in net income (adjusted for the effect of the one-time, non-cash charge to write off the balance of debt issuance costs in conjunction with the retirement of our ABL Credit Facility) and a significant decrease in net inventory investment, partially offset by a decrease in other current liabilities. Net inventory investment reflects our investment in inventory, net of the amount of accounts payable to vendors. Our net inventory investment significantly decreased as a result of the impact on accounts payable resulting from our enhanced vendor financing programs. Our vendor financing programs enable us to reduce overall supply chain costs and negotiate extended payment terms with our vendors. As we continue to add vendors to our programs, the extended payment terms increase our outstanding vendor accounts payable, resulting in improved cash flow from operations. Our accounts payable to inventory ratio was 54.8% and 44.3% at June 30, 2011, and December 31, 2010, respectively versus 44.2% and 42.8% at June 30, 2010, and December 31, 2009, respectively. The decrease in other current liabilities is primarily the result of a reduction in payroll related accruals during the current period as compared to the same period one year ago, driven by the timing of pay period end dates and the corresponding payment dates.

Investing activities:

Net cash used in investing activities for the six months ended June 30, 2011, decreased to $147 million from $181 million for the same period one year ago. The decrease in cash used in investing activities is primarily the result of decreased capital expenditures in the current period versus the same period one year ago. During the first six months of 2010, we continued to invest in the comprehensive expansion of our distribution system infrastructure in our western markets. We completed the expansion in 2010, resulting in a significantly reduced level of distribution system expenditures during the first six months of 2011 as compared to the same period one year ago. The reduction in distribution system capital expenditures during the current period as compared to the prior period is slightly offset by an increased level of capital expenditures during the first six months of 2011 for new store openings versus the same period one year ago. During the first six months of 2011, we opened 99 new stores compared to 73 new store openings during the first six months of 2010.

Financing activities:

Net cash used in financing activities for the six months ended June 30, 2011, increased to $176 million from $170 million for the same period one year ago. The increase in net cash used in financing activities is primarily driven by the impact of the repurchases of our common stock in accordance with our Board-approved share repurchase program during the first six months of 2011, which was partially offset by an increase in net borrowings under our debt facilities in the current period as compared to net repayments under our facilities during the first six months of 2010. The net borrowings under our debt facilities during the current period are the result of the proceeds from the issuance of our 4.875% Senior Notes in January of 2011, which was offset by the repayment and termination of our previous ABL Credit Facility and the payment of debt issuance costs related to the issuance of our 4.875% Senior Notes and the establishment of our new unsecured Revolver. The net repayments under our facilities during the first six months of 2010 was the result of our focus in the prior year on using available cash on hand to reduce the level of outstanding borrowings on our secured ABL Credit Facility.

CAPITAL RESOURCES

Asset-based revolving credit facility:

In July of 2008, we entered into a credit agreement for a five-year asset-based revolving credit facility, which was scheduled to mature in July of 2013. At December 31, 2010, we had outstanding borrowings of $356 million under the ABL Credit Facility, of which $106 million were not covered under an interest rate swap agreement. All outstanding borrowings under the ABL Credit Facility were repaid, and all related interest rate swap transaction agreements terminated on January 14, 2011, and the ABL Credit Facility was retired concurrent with the issuance of our 4.875% Senior Notes due 2021, as further described below. In conjunction with the retirement of our ABL Credit Facility, we recognized a one-time adjustment for a non-cash charge to write off the balance of debt issuance costs related to the ABL Credit Facility in the amount of $22 million and a one-time charge related to the termination of our interest rate swap agreements in the amount of $4 million, which are included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 2011.

Unsecured revolving credit facility:

On January 14, 2011, we entered into a new credit agreement for a five-year $750 million unsecured revolving credit facility arranged by BA and Barclays Capital, which matures in January of 2016. The Revolver includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings. As described in the credit agreement governing the Revolver, we may, from time to time, increase the facility to a maximum of $950 million.

Borrowings under the Revolver (other than swing line loans) bear interest, at our option, at either the Base Rate or Eurodollar Rate (both as defined in the credit agreement) plus a margin that varies from 1.325% to 2.50% in the case of loans bearing interest at the Eurodollar Rate and 0.325% to 1.50% in the case of loans bearing interest at the Base Rate, in each case based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”). Swing line loans made under the Revolver bear interest at the Base Rate plus the applicable margin described above. In addition, we pay a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments, varying from 0.175% to 0.50% based upon the better of the ratings assigned to our debt by Moody’s and S&P. As of June 30, 2011, we had no outstanding borrowings under the Revolver. The Revolver is subject to certain covenants, with which we complied as of June 30, 2011.

4.875% Senior Notes due 2021:

On January 14, 2011, we issued $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 in the public market, of which certain of our subsidiaries are the guarantors (“Subsidiary Guarantors”), and UMB is trustee. The 4.875% Senior Notes were issued at 99.297% of their face value and mature on January 14, 2021. Interest on the 4.875% Senior Notes accrues at a rate of 4.875% per annum and is payable on January 14 and July 14 of each year beginning on July 14, 2011. Interest is computed on the basis of a 360-day year.

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

The 4.875% Senior Notes are guaranteed by certain of our subsidiaries on a senior unsecured basis. The guarantees are full and unconditional and joint and several. Each of the Subsidiary Guarantors is wholly-owned, directly or indirectly, by us and we have no independent assets or operations other than those of our subsidiaries. Our only direct or indirect subsidiaries that are not Subsidiary Guarantors are minor subsidiaries. Neither we, nor any of our Subsidiary Guarantors, has any material or significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. The 4.875% Senior Notes are subject to certain customary, positive and negative covenants, with which we complied as of June 30, 2011.

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

The credit agreement governing the Revolver contains covenants, including limitations on total outstanding borrowings under the Revolver, a minimum consolidated fixed charge coverage ratio of 2.0 times through December 31, 2012; 2.25 times through December 31, 2014; 2.5 times through maturity; and a maximum adjusted consolidated leverage ratio of 3.0 times through maturity. The consolidated leverage ratio includes a calculation of adjusted earnings before interest, taxes, depreciation, amortization, rent and stock option compensation expense (“EBITDAR”) to adjusted debt. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that we should default on any covenant contained within the Revolver, certain actions may be taken against us, including but not limited to possible termination of credit extensions, immediate payment of outstanding principal amount plus accrued interest and litigation from our lenders. As of June 30, 2011, we had a fixed charge coverage ratio of 4.6 times and an adjusted debt to adjusted EBITDAR ratio of 1.6 times, remaining in compliance with all covenants related to the borrowing arrangements. Under our current financing plan, we have a target adjusted consolidated leverage ratio of 2.0 times to 2.25 times.

The table below outlines the calculations of the fixed charge coverage ratio and adjusted debt to adjusted EBITDAR ratio covenants, as defined in the credit agreement governing the Revolver, as of June 30, 2011 (dollars in thousands):

Twelve Months Ended June 30, 2011
GAAP net income	$458,548
Add: Interest expense	28,742
Rent expense	229,065
Provision for income taxes	284,060
Depreciation expense	159,272
Amortization expense	2,347
Non-cash stock option compensation	16,617
Write-off of asset-based revolving credit facility debt issuance costs	21,626
Legacy CSK DOJ investigation charge	5,900

Non-GAAP adjusted net income (EBITDAR)	$1,206,177

Interest expense	$28,742
Capitalized interest	4,625
Rent expense	229,065

Total fixed charges	$262,432

Fixed charge coverage ratio	4.6

GAAP debt	$498,552
Stand-by letters of credit	74,321
Discount on senior notes	3,353
Six-times rent expense	1,374,390

Non-GAAP adjusted debt	$1,950,616

Adjusted debt to adjusted EBITDAR ratio	1.6

The fixed charge coverage ratio and adjusted debt to adjusted EBITDAR ratio discussed and presented in the table above are not derived in accordance with U.S. GAAP. We do not, and nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of financial results and estimates excluding the impact of the CSK DOJ investigation charge, the charge to write off the balance of debt issuance costs and the presentation of our fixed charge coverage ratio and adjusted debt to adjusted EBITDAR provides meaningful supplemental information to both management and investors that is indicative of our core operations. We exclude these items in judging our performance and believe this non-GAAP information is useful to investors as well. Material limitations of these non-GAAP measures are that such measures do not reflect actual GAAP amounts. We compensate for such limitations by presenting, in the tables above, the accompanying reconciliation to the most directly comparable GAAP measures.

Share repurchase program:

In January of 2011, our Board of Directors approved a $500 million share repurchase program. Under the program, we may, from time to time, repurchase shares of our common stock solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate requirements and overall market conditions, for a three-year period. We repurchased 3.3 million shares of our common stock as part of our publicly announced repurchase program during the three months ended June 30, 2011, at an average price per share of $58.44, for a total investment of $193 million. We repurchased 5.9 million shares of our common stock as part of our publicly announced repurchase program during the six months ended June 30, 2011, at an average price per share of $57.16, for a total investment of $338 million. As of that date, we had $162 million remaining under our repurchase program, which is scheduled to expire in January of 2014. Subsequent to the end of the second quarter we repurchased an additional 1.4 million shares of our common stock at an average price per share of $58.86, for a total investment of $81 million. On August 5, 2011, we announced that our Board of Directors approved a resolution to increase the authorization under the repurchase program by an additional $500 million, raising the cumulative authorization under the repurchase program to $1 billion. The additional $500 million authorization is effective for a period of three years, beginning on August 5, 2011. We may increase or otherwise modify, renew, suspend or terminate the repurchase program at any time, without prior notice.

Store activity:

During the three and six months ended June 30, 2011, we opened 44 and 99 new stores, respectively. We did not close any stores during the three months ended June 30, 2011, and closed 12 stores during the six months ended June 30, 2011. We plan to open a total of 170 net, new stores in 2011. The funds required for such planned expansions are expected to be provided by cash generated from operating activities.

CONTRACTUAL OBLIGATIONS

At June 30, 2011, we had long-term debt with maturities of less than one year of $1 million and long-term debt with maturities over one year of $498 million, representing a total increase in all outstanding debt of $140 million from December 31, 2010. The ABL Credit Facility, which was scheduled to mature in July of 2013, was repaid and retired on January 14, 2011. The 4.875% Senior Notes issued on January 14, 2011, in the aggregate principal amount of $500 million, were issued at 99.297% of their face value and mature on January 14, 2021. Interest on the 4.875% Senior Notes accrues at a rate of 4.875% per annum and is payable on January 14 and July 14 of each year beginning on July 14, 2011. Interest is computed on the basis of a 360-day year.

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

INFLATION AND SEASONALITY

We have been successful, in many cases, in reducing the effects of merchandise cost increases, principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. To the extent our acquisition cost increased due to base commodity price increases industry-wide, we have typically been able to pass along these increased costs through higher retail prices for the affected products. As a result, we do not believe our operations have been materially, adversely affected by inflation.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“2011-04”). ASU 2011-04 was issued to bring the definition of fair value, the guidance for fair value measurement and the disclosure requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”) in line with one another. ASU 2011-04 also enhances the disclosure requirements for changes and transfers within the valuation hierarchy levels, particularly valuations in Level 3 fair value measurements, and is effective for periods beginning after December 15, 2011. The application of this guidance affects disclosures only and therefore, will not have an impact on our consolidated financial condition, results of operations or cash flows.

In June of 2011, the FASB issued ASU No. 2011-05 Presentation of Comprehensive Income (“2011-05”). ASU 2011-05 was issued to improve the comparability of financial reporting between U.S. GAAP and IFRS, and eliminates previous U.S. GAAP guidance that allowed an entity to present components of other comprehensive income (“OCI”) as part of its statement of changes in shareholders’ equity. With the issuance of ASU 2011-05, companies are now required to report all components of OCI either in a single continuous statement of total comprehensive income, which includes components of both OCI and net income, or in a separate statement appearing consecutively with the statement of income. ASU 2011-05 does not affect current guidance for the accounting of the components of OCI, or which items are included within total comprehensive income, and is effective for periods beginning after December 15, 2011, with early adoption permitted. The application of this guidance affects presentation only and therefore, will not have an impact on our consolidated financial condition, results of operations or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolver”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolver. As of June 30, 2011, we had no outstanding borrowings under our Revolver.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 30 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of June 30, 2011, our cash and cash equivalents totaled $269 million.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the fiscal quarter ending June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported, the DOJ criminal prosecution of Don Watson, the former Chief Financial Officer of CSK, was set for trial to commence on June 7, 2011. However, on May 13, 2011, Watson pled guilty to one count of conspiracy to commit securities fraud and mail fraud. Sentencing is currently set for September 19, 2011.

In addition, the previously reported SEC complaint against three former employees of CSK for alleged misconduct related to CSK’s historical accounting practices remains ongoing. On May 11, 2011, the Court scheduled trial on these matters to commence April 23, 2012. The action filed by the SEC on July 22, 2009, against Maynard L. Jenkins, the former Chief Executive Officer of CSK, seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, as previously reported, also continues. As previously reported, on March 24, 2011, the parties filed a stipulation announcing a tentative settlement agreement had been reached, subject to approval by the SEC’s Commissioners. On July 18, 2011, the parties informed the court that their efforts at settlement were unsuccessful and, as a result, the parties were ordered by the court to submit a discovery plan and proposed schedule by July 29, 2011.

With respect to the ongoing DOJ investigation into CSK’s pre-acquisition accounting practices as referenced above, as previously disclosed, O’Reilly and the DOJ agreed in principle, subject to final documentation, to resolve the DOJ investigation of CSK’s legacy pre-acquisition accounting practices. The Company and the DOJ continue work to complete the final documentation necessary for the execution of the Non-Prosecution Agreement previously referenced and CSK’s payment of a one-time monetary penalty of $21 million, also previously reported. The Company’s total reserve related to the DOJ investigation of CSK was $21 million as of June 30, 2011, which relates to the amount of the monetary penalty and associated legal costs.

Notwithstanding the agreement in principle with the DOJ, several of CSK’s former directors or officers and current or former employees have been or may be interviewed or deposed as part of criminal, administrative and civil investigations and lawsuits. As described above, certain former employees of CSK are the subject of civil and criminal litigation commenced by the government. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK has certain obligations to indemnify these persons and, as a result, O’Reilly is currently incurring legal fees on behalf of these persons in relation to these pending and unresolved matters. Some of these indemnification obligations and other related costs may not be covered by CSK’s insurance policies.

As a result of the CSK acquisition, O’Reilly expects to continue to incur legal fees related to the indemnity obligations related to the litigation that has commenced by the DOJ and SEC of CSK’s former employees until final resolution. O’Reilly has a remaining reserve, with respect to such indemnification obligations, of $17 million at June 30, 2011, which was primarily recorded as an assumed liability in the Company’s allocation of the purchase price of CSK.

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

Item 1A. Risk Factors

As of June 30, 2011, there have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three or six months ended June 30, 2011. The following table lists all repurchases during the second quarter ended June 30, 2011, of any of our securities registered under Section 12 of the Exchange Act, as amended, by or on behalf of us or any affiliated purchaser (in thousands, except per share amounts):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1) (2)
April 1, 2011, to April 30, 2011	974	$56.46	974	$300,000
May 1, 2011, to May 31, 2011	1,113	59.05	1,113	234,258
June 1, 201l, to June 30, 2011	1,214	59.47	1,214	162,088

Total as of June 30, 2011	3,301	$58.44	3,301

(1)	On January 11, 2011, we announced a $500 million share repurchase program, which was approved by the Board of Directors. Under the program, we may, from time to time, repurchase shares of our common stock solely through open market purchases effected through a broker dealer at prevailing market prices. The plan is scheduled to expire on January 10, 2014. No other share repurchase programs existed during the three or six months ended June 30, 2011.
(2)	On August 5, 2011, we announced that our Board of Directors approved a resolution to increase the authorization under the repurchase program by an additional $500 million, raising the cumulative authorization under the repurchase program to $1 billion. The additional $500 million authorization is effective for a period of three years, beginning on August 5, 2011.

Subsequent to June 30, 2011, and up to and including August 8, 2011, we repurchased an additional 1.4 million shares of our common stock at an average price per share of $58.86, for a total investment of $81 million.

Item 6.  Exhibits

Exhibits:

Number	Description

4.1	Indenture, dated as of January 14, 2011, among O’Reilly Automotive, Inc. as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K dated January 14, 2011, is incorporated herein by this reference.

4.5	Amendment No. 2 to the O’Reilly Automotive, Inc. Rights Agreement, dated as of May 20, 2011, by and among O’Reilly Automotive, Inc. and Computershare Trust Company, N.A., as successor rights agent to UMB Bank, N.A., filed as Exhibit 4.5 to the Registrant’s current report on Form 8-K dated May 20, 2011, is incorporated herein by this reference.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

August 8, 2011	/s/ Greg Henslee
Date	Greg Henslee Co-President and Chief Executive Officer (Principal Executive Officer)

August 8, 2011	/s/ Thomas McFall
Date	Thomas McFall Executive Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

4.1	Indenture, dated as of January 14, 2011, among O’Reilly Automotive, Inc. as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K dated January 14, 2011, is incorporated herein by this reference.

4.5	Amendment No. 2 to the O’Reilly Automotive, Inc. Rights Agreement, dated as of May 20, 2011, by and among O’Reilly Automotive, Inc. and Computershare Trust Company, N.A., as successor rights agent to UMB Bank, N.A., filed as Exhibit 4.5 to the Registrant’s current report on Form 8-K dated May 20, 2011, is incorporated herein by this reference.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.