Form 10-Q
period 2011-09-30
O REILLY AUTOMOTIVE INC
filed 2011-11-08
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-21318

O’REILLY AUTOMOTIVE, INC.

(Exact name of registrant as specified in its charter)

Missouri	27-4358837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 South Patterson Avenue

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

Common stock, $0.01 par value – 128,328,282 shares outstanding as of October 31, 2011.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September 30, 2011

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$276,717	$29,721
Accounts receivable, net	136,520	121,807
Amounts receivable from vendors	65,035	61,845
Inventory	2,009,407	2,023,488
Deferred income taxes	20,823	33,877
Other current assets	28,012	30,514

Total current assets	2,536,514	2,301,252
Property and equipment, at cost	2,951,367	2,705,434
Less: accumulated depreciation and amortization	893,492	775,339

Net property and equipment	2,057,875	1,930,095
Notes receivable, less current portion	11,961	18,047
Goodwill	743,943	743,975
Other assets, net	46,490	54,458

Total assets	$5,396,783	$5,047,827

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,190,842	$895,736
Self-insurance reserves	52,895	51,192
Accrued payroll	49,948	52,725
Accrued benefits and withholdings	39,544	45,542
Income taxes payable	12,126	4,827
Other current liabilities	159,888	177,505
Current portion of long-term debt	804	1,431

Total current liabilities	1,506,047	1,228,958
Long-term debt, less current portion	796,962	357,273
Deferred income taxes	76,919	68,736
Other liabilities	186,307	183,175
Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 245,000,000 Issued and outstanding shares – 128,449,476 as of September 30, 2011, and 141,025,544 as of December 31, 2010	1,284	1,410
Additional paid-in capital	1,098,017	1,141,749
Retained earnings	1,731,247	2,069,496
Accumulated other comprehensive loss	—	(2,970)

Total shareholders’ equity	2,830,548	3,209,685

Total liabilities and shareholders’ equity	$5,396,783	$5,047,827

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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales	$1,535,453	$1,425,887	$4,397,509	$4,087,195
Cost of goods sold, including warehouse and distribution expenses	781,243	732,472	2,254,857	2,102,800

Gross profit	754,210	693,415	2,142,652	1,984,395
Selling, general and administrative expenses	513,160	488,484	1,482,797	1,414,855
Legacy CSK DOJ investigation charge	—	5,900	—	20,900

Operating income	241,050	199,031	659,855	548,640
Other income (expense):
Write-off of asset-based revolving credit facility debt issuance costs	—	—	(21,626)	—
Termination of interest rate swap agreements	—	—	(4,237)	—
Interest expense	(7,212)	(9,756)	(18,706)	(31,781)
Interest income	516	510	1,620	1,409
Other, net	675	407	1,279	1,845

Total other expense	(6,021)	(8,839)	(41,670)	(28,527)

Income before income taxes	235,029	190,192	618,185	520,113
Provision for income taxes	86,590	73,650	233,500	206,500

Net income	$148,439	$116,542	$384,685	$313,613

Earnings per share-basic:

Earnings per share	$1.12	$0.84	$2.81	$2.27

Weighted-average common shares outstanding – basic	132,777	138,831	136,895	138,219
Earnings per share-assuming dilution:

Earnings per share	$1.10	$0.82	$2.76	$2.23

Weighted-average common shares outstanding – assuming dilution	135,033	141,706	139,183	140,874

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
		(Note)
Operating activities:
Net income	$384,685	$313,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	123,009	118,817
Amortization of intangibles	(268)	1,914
Amortization of premium on exchangeable notes	—	(561)
Amortization of discount on senior notes	252	—
Amortization of debt issuance costs	1,120	6,418
Write-off of asset-based revolving credit facility debt issuance costs	21,626	—
Excess tax benefit from stock options exercised	(14,705)	(11,755)
Deferred income taxes	19,362	85,823
Stock option compensation programs	13,721	11,273
Other share based compensation programs	2,164	1,519
Other	7,064	4,956
Changes in operating assets and liabilities:
Accounts receivable	(22,117)	(23,749)
Inventory	14,082	(84,500)
Accounts payable	295,151	124,909
Income taxes payable	22,004	952
Other	(27,001)	42,934

Net cash provided by operating activities	840,149	592,563

Investing activities:
Purchases of property and equipment	(243,311)	(276,463)
Proceeds from sale of property and equipment	750	1,866
Payments received on notes receivable	4,363	4,610
Other	226	(4,728)

Net cash used in investing activities	(237,972)	(274,715)

Financing activities:
Proceeds from borrowings on asset-based revolving credit facility	42,400	318,200
Payments on asset-based revolving credit facility	(398,400)	(672,000)
Proceeds from the issuance of long-term debt	795,963	—
Payment of debt issuance costs	(9,942)	—
Principal payments on capital leases	(1,148)	(5,134)
Repurchases of common stock	(840,256)	—
Excess tax benefit from stock options exercised	14,705	11,755
Net proceeds from issuance of common stock	41,497	45,589

Net cash used in financing activities	(355,181)	(301,590)

Net increase in cash and cash equivalents	246,996	16,258
Cash and cash equivalents at beginning of period	29,721	26,935

Cash and cash equivalents at end of period	$276,717	$43,193

Supplemental disclosures of cash flow information:
Income taxes paid	$185,164	$122,051
Interest paid, net of capitalized interest	14,065	24,192

Note: Certain prior period amounts have been reclassified to conform to current period presentation.

See accompanying Notes to condensed consolidating financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2011

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on reported totals for assets, liabilities, shareholders’ equity, cash flows or net income. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is reviewed annually on November 30 for impairment, or more frequently if events or changes in business conditions indicate that impairment may exist. Goodwill is not amortizable for financial statement purposes. During the three and nine months ended September 30, 2011, the Company recorded a decrease in goodwill of less than $0.1 million, primarily due to adjustments to purchase price allocations related to small acquisitions and the provision for income taxes related to exercises of stock options acquired in the 2008 CSK Auto Corporation (“CSK”) acquisition. The Company did not record any goodwill impairment during the three or nine months ended September 30, 2011. For the three and nine months ended September 30, 2011, the Company recorded amortization expense of $1.7 million and $4.7 million, respectively, related to amortizable intangible assets, which are included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2010, the Company recorded amortization expense of $1.7 million and $6.6 million, respectively, related to amortizable intangible assets, which are included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets. The following table identifies the components of the Company’s amortizable and unamortizable intangible assets as of September 30, 2011, and December 31, 2010 (in thousands):

	Cost		Accumulated Amortization
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Amortizable intangible assets:
Favorable leases	$51,660	$52,010	$22,622	$18,329
Other	648	579	397	309

Total amortizable intangible assets	$52,308	$52,589	$23,019	$18,638

Unamortizable intangible assets:
Goodwill	$743,943	$743,975

Total unamortizable intangible assets	$743,943	$743,975

The favorable lease assets, included in the table above, were recorded in conjunction with the acquisition of CSK and represent the values of operating leases acquired with favorable terms. These favorable leases had an estimated weighted-average remaining useful life of approximately 10.2 years as of September 30, 2011. In addition, the Company recorded a liability for the values of operating leases with unfavorable terms, acquired in the acquisition of CSK, totaling $49.4 million at September 30, 2011, and $49.6 million at December 31, 2010. These unfavorable leases had an estimated weighted-average remaining useful life of approximately 5.9 years as of September 30, 2011. During the three and nine months ended September 30, 2011, the Company recognized an amortized benefit of $1.8 million and $5.1 million, respectively, related to these unfavorable operating leases. During the three and nine months ended September 30, 2010, the Company recognized an amortized benefit of $1.8 million and $4.9 million, respectively, related to these unfavorable operating leases. The carrying amount, net of accumulated amortization, of these unfavorable lease liabilities was $24.4 million and $29.5 million as of September 30, 2011, and December 31, 2010, respectively, and is included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. These unfavorable lease liabilities are not included as a component of the Company’s closed store reserves, which are discussed in Note 4.

NOTE 3 – LONG-TERM DEBT

The following table identifies the amounts included in “Current portion of long-term debt” and “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Capital leases	$1,551	$2,704
4.875% Senior Notes due 2021(1)	496,735	—
4.625% Senior Notes due 2021(2)	299,480	—
Revolver	—	—
ABL Credit Facility	—	356,000

Total debt and capital lease obligations	797,766	358,704
Current portion of long-term debt	804	1,431

Long-term debt, less current portion	$796,962	$357,273

(1)	Net of unamortized original issuance discount of $3.3 million
(2)	Net of unamortized original issuance discount of $0.5 million

Asset-based revolving credit facility:

On July 11, 2008, the Company entered into a credit agreement for a five-year asset-based revolving credit facility (the “ABL Credit Facility”), which was scheduled to mature in July of 2013. At December 31, 2010, the Company had outstanding borrowings of $356.0 million under the ABL Credit Facility, of which $106.0 million were not covered under an interest rate swap contract. All outstanding borrowings under the ABL Credit Facility were repaid, and all related interest rate swap contracts were terminated on January 14, 2011, and the ABL Credit Facility was retired concurrent with the issuance of the Company’s 4.875% Senior Notes due 2021, as further described below. In conjunction with the retirement of the Company’s ABL Credit Facility, the Company recognized a one-time non-cash charge to write off the balance of debt issuance costs related to the ABL Credit Facility in the amount of $21.6 million and a one-time charge related to the termination of the Company’s interest rate swap contracts in the amount of $4.2 million, which are included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2011.

Unsecured revolving credit facility:

On January 14, 2011, the Company entered into a new credit agreement for a five-year $750 million unsecured revolving credit facility (the “Revolver”) arranged by Bank of America, N.A. (“BA”) and Barclays Capital, which was scheduled to mature in January of 2016. On September 9, 2011, the Company amended the credit agreement (the “Credit Agreement”), decreasing the aggregate commitments under the Revolver to $660 million, extending the maturity date on the Credit Agreement to September of 2016 and reducing the facility fee and interest rate margins for borrowings under the Revolver. In conjunction with the amendment to the Credit Agreement, the Company recognized a one-time charge related to the modification in the amount of $0.3 million, which is included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolver. As described in the Credit Agreement governing the Revolver, the Company may, from time to time subject to certain conditions, increase the aggregate commitments under the Revolver by up to $200 million. As of September 30, 2011, the Company had outstanding letters of credit, primarily to satisfy workers’ compensation, general liability and other insurance policies, in the amount of $68.1 million, reducing the aggregate availability under the Revolver by that amount. As of September 30, 2011, the Company had no outstanding borrowings under the Revolver.

Borrowings under the Revolver (other than swing line loans) bear interest, at the Company’s option, at either the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus a margin that varies from 0.975% to 1.600% in the case of loans bearing interest at the Eurodollar Rate and 0.000% to 0.600% in the case of loans bearing interest at the Base Rate, in each case based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”). Swing line loans made under the Revolver bear interest at the Base Rate plus the applicable margin described above. In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments, varying from 0.150% to 0.400% based upon the better of the ratings assigned to the Company’s debt by Moody’s and S&P. Based on the Company’s current credit ratings, its margin for Base Rate loans is 0.275%, its margin for Eurodollar Rate loans is 1.275% and its facility fee is 0.225%.

The Credit Agreement contains certain debt covenants, which include limitations on total outstanding borrowings, a minimum fixed charge coverage ratio of 2.0 times through December 31, 2012; 2.25 times through December 31, 2014; 2.5 times through maturity; and a maximum adjusted consolidated leverage ratio of 3.0 times through maturity. The consolidated leverage ratio includes a calculation of adjusted earnings before interest, taxes, depreciation, amortization, rent and stock option compensation expense to adjusted debt. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate payment of outstanding principal amount plus accrued interest and litigation from lenders. As of September 30, 2011, the Company remained in compliance with all covenants related to the borrowing arrangements.

Senior notes:

4.875% Senior Notes due 2021:

On January 14, 2011, the Company issued $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 (“4.875% Senior Notes due 2021”) at a price to the public of 99.297% of their face value with United Missouri Bank, N.A. (“UMB”) as trustee. Interest on the 4.875% Senior Notes due 2021 is payable on January 14 and July 14 of each year, which began on July 14, 2011, and is computed on the basis of a 360-day year. The net proceeds from the issuance of the 4.875% Senior Notes due 2021 were used to repay all of the Company’s outstanding borrowings under its ABL Credit Facility and to pay fees and expenses related to the offering and costs associated with terminating the Company’s existing interest rate swap agreements, with the remainder used for general corporate purposes.

4.625% Senior Notes due 2021:

On September 19, 2011, the Company issued $300 million aggregate principal amount of unsecured 4.625% Senior Notes due 2021 (“4.625% Senior Notes due 2021”) at a price to the public of 99.826% of their face value with UMB as trustee. Interest on the 4.625% Senior Notes due 2021 is payable on March 15 and September 15 of each year beginning on March 15, 2012, and is computed on the basis of a 360-day year. The net proceeds from the issuance of the 4.625% Senior Notes due 2021 were used to pay fees and expenses related to the offering, with the remainder intended to be used to repay borrowings outstanding from time to time under the Revolver and for general corporate purposes, including share repurchases.

The senior notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees the Company’s obligations under the Company’s credit facility or certain other debt of the Company or any of the Subsidiary Guarantors. The guarantees are full and unconditional and joint and several. Each of the Subsidiary Guarantors is wholly-owned, directly or indirectly, by the Company and the Company has no independent assets or operations other than those of its subsidiaries. The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries. No minor subsidiaries exist today. Neither the Company, nor any of its Subsidiary Guarantors, are subject to any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of September 30, 2011.

NOTE 4 – EXIT ACTIVITIES

The Company maintains reserves for closed stores and other properties that are no longer utilized in current operations, as well as reserves for employee separation liabilities. Employee separation liabilities represent costs for anticipated payments, including payments required under various pre-existing employment arrangements with acquired CSK employees, which existed at the time of the acquisition, related to the planned involuntary termination of employees performing overlapping or duplicative functions. The Company completed all restructuring activities related to these employee separation liabilities during 2011, and the reserve had no remaining balance as of September 30, 2011.

The Company accrues for closed property operating lease liabilities using a credit-adjusted discount rate to calculate the present value of the remaining non-cancelable lease payments, contractual occupancy costs and lease termination fees after the closing date, net of estimated sublease income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which currently extend through April 30, 2023. The Company estimates sublease income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions. Adjustments to closed property reserves are made to reflect changes in estimated sublease income or actual contracted exit costs, which vary from original estimates, and are made for material changes in estimates in the period in which the changes become known.

Revisions to estimates in closure reserves for stores and administrative office and distribution facilities include changes in the estimates of sublease agreements, changes in assumptions of various store and office closure activities, changes in assumed leasing arrangements and actual exit costs since the inception of the exit activities. Revisions to estimates for employee separation liabilities included changes in assumptions surrounding the timing required to consolidate certain duplicative administration functions since the inception of the exit activities.

The following table identifies the closure reserves for stores, administrative office and distribution facilities, and reserves for employee separation costs at September 30, 2011, and December 31, 2010 (in thousands):

	Store Closure Liabilities	Administrative Office and Distribution Facilities Closure Liabilities	Employee Separation Liabilities
Balance at December 31, 2010:	$13,971	$5,608	$1,156
Additions and accretion	529	248	—
Payments	(2,842)	(1,969)	(912)
Revisions to estimates	137	215	(244)

Balance at September 30, 2011:	$11,795	$4,102	$—

The cumulative amount incurred in closure reserves for stores from the inception of the exit activity through September 30, 2011, was $24.1 million. The cumulative amount incurred in administrative office and distribution facilities from the inception of the exit activity through September 30, 2011, was $9.8 million. The balance of both these reserves is included in “Other current liabilities” and “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets based upon the dates when the reserves are expected to be settled. The cumulative amount incurred for employee separation liabilities from the inception of the exit activity was $29.2 million through September 30, 2011. The reserve balance for employee separation liabilities was included in “Accrued payroll” on the accompanying Condensed Consolidated Balance Sheets at December 31, 2010.

NOTE 5 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate risk management:

The Company entered into various interest rate swap contracts with various counterparties to mitigate cash flow risk associated with floating interest rates on outstanding borrowings under its ABL Credit Facility (see Note 3). The swap contracts were designated as cash flow hedges with interest payments designed to offset the interest payments for borrowings under the ABL Credit Facility that corresponded with the notional amounts of the swaps. The fair values of the Company’s outstanding hedges were recorded as a liability in the accompanying Condensed Consolidated Balance Sheets at December 31, 2010. The effective portion of the change in fair value of the Company’s cash flow hedges was recorded as a component of “Accumulated other comprehensive loss” and any ineffectiveness was recognized in earnings in the period of ineffectiveness. On September 16, 2010, one of the swap contracts was terminated at the Company’s request and was deemed to be ineffective as of the termination date. The Company recognized $0.1 million in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010, as a result of the hedge ineffectiveness. All remaining interest rate swap contracts were terminated at the Company’s request on January 14, 2011, concurrent with the retirement of the ABL Credit Facility and the issuance of its 4.875% Senior Notes due 2021, as discussed in Note 3. As a result of this termination, the Company recognized a charge of $4.2 million, which was included as a component of “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2011. As of September 30, 2011, the Company did not hold any instruments that qualified as cash flow hedge derivatives.

The table below outlines the effects the Company’s derivative financial instruments had on its accompanying Condensed Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010 (in thousands):

	Fair Value of Derivative, Recorded as Payable to Counterparties in “Other current liabilities”		Fair Value of Derivative, Tax Effect		Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative, net of tax
Derivatives Designated as Hedging Instruments	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Interest rate swap contracts	$—	$4,845	$—	$1,875	$—	$2,970

The table below outlines the effects the Company’s derivative financial instruments had on its accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Location and Amount of Loss Recognized in Income on Derivative
Derivatives Designated as Hedging Instruments	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
Interest rate swap contracts	Other income (expense)	$—	Other income (expense)	$(65)	Other income (expense)	$(4,237)	Other income (expense)	$(65)

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

Senior notes:

The carrying amounts of the Company’s senior notes are included in “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2011. The table below identifies the estimated fair value of the Company’s senior notes as of September 30, 2011, which was determined by reference to quoted market prices (Level 1) (in thousands):

	September 30, 2011
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
4.875% Senior Notes due 2021	$519,400	$—	$—	$519,400
4.625% Senior Notes due 2021	$301,770	—	—	301,770

Interest rate swap contracts:

The fair value of the Company’s outstanding interest rate swap contracts, as discussed in Note 3 and Note 5, was included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2010. The fair value of the interest rate swap contracts was based on the discounted net present value of the swaps using third party quotes (Level 2). Changes in fair market value were recorded in “Accumulated other comprehensive loss” on the accompanying Condensed Consolidated Balance Sheets, and changes resulting from the termination of the interest rate swap contracts were recorded in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income. All of the interest rate swap contracts that existed as of December 31, 2010, were terminated at the Company’s request on January 14, 2011, concurrent with the retirement of the ABL Credit Facility and the issuance of its 4.875% Senior Notes due 2021, as discussed in Note 3 and Note 5. The table below identifies the fair value of the Company’s interest rate swap contracts as of December 31, 2010 (in thousands):

	December 31, 2010
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Interest rate swap contracts	$—	$(4,845)	$—	$(4,845)

Asset-based revolving credit facility:

The Company determined that the estimated fair value of its ABL Credit Facility, as discussed in Note 3, approximated the carrying amount of $356.0 million at December 31, 2010, which is included in “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2010. These valuations were determined by consulting investment bankers, the Company’s observations of the value tendered by counterparties moving into and out of the facility and an analysis of the changes in credit spreads for comparable companies in the industry (Level 2). All outstanding borrowings under the ABL Credit Facility were repaid on January 14, 2011, and the facility was retired concurrent with the issuance of the Company’s 4.875% Senior Notes due 2021 as discussed in Note 3.

Other financial instruments:

The Company’s Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from vendors and accounts payable. Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 7 – SHAREHOLDERS’ EQUITY

Accumulated other comprehensive loss:

Unrealized losses, net of tax, from interest rate swap contracts that qualified as cash flow hedges were included in “Accumulated other comprehensive loss” on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2010. As discussed in Notes 3 and 5, all interest rate swap contracts were terminated on January 14, 2011. No adjustments were made to “Accumulated other comprehensive loss” for the three months ended September 30, 2011. The adjustment to “Accumulated other comprehensive loss” for the nine months ended September 30, 2011, totaled $4.8 million with a corresponding tax asset of $1.8 million, resulting in a net of tax effect of $3.0 million. The following table identifies the changes in “Accumulated other comprehensive loss” on the accompanying Condensed Consolidated Balance Sheets for the nine months ended September 30, 2011 (in thousands):

Changes in Unrealized Losses on Cash Flow Hedges
Balance at December 31, 2010:	$(2,970)
Period change	2,970

Balance at September 30, 2011:	$—

Comprehensive income for the three and nine months ended September 30, 2011, was $148.4 million and $387.7 million, respectively. Comprehensive income for the three and nine months ended September 30, 2010, was $117.9 million and $317.5 million, respectively.

Share repurchase program:

On January 11, 2011, the Company’s Board of Directors approved a $500 million share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions, for a three-year period. On August 5, 2011, the Company’s Board of Directors approved a resolution to increase the authorization under the share repurchase program by an additional $500 million, raising the cumulative authorization under the share repurchase program to $1 billion. The additional $500 million authorization is effective for a three-year period, beginning on August 5, 2011. The Company and its Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.

The Company repurchased 8.2 million shares of its common stock under its publicly announced share repurchase program during the three months ended September 30, 2011, at an average price per share of $61.51, for a total investment of $502.1 million. The Company repurchased 14.1 million shares of its common stock under its share repurchase program during the nine months ended September 30, 2011, at an average price per share of $59.69, for a total investment of $840.0 million. As of September 30, 2011, the Company had $160.0 million remaining under its share repurchase program. From October 1, 2011, through and including November 8, 2011, the Company repurchased 0.3 million shares of its common stock at an average price of $65.83, for a total investment of $19.2 million.

NOTE 8 – SHARE-BASED EMPLOYEE COMPENSATION PLANS AND OTHER COMPENSATION AND BENEFIT PLANS

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

Stock options:

The Company’s stock-based incentive plans provide for the granting of stock options for the purchase of common stock of the Company to directors and certain key employees of the Company. Options are granted at an exercise price that is equal to the closing market price of the Company’s common stock on the date of the grant. Director options granted under the plan expire after seven years and are fully vested after six months. Employee options granted under the plans expire after ten years and typically vest 25% per year, over four years. The Company records compensation expense for the grant date fair value of option awards evenly over the vesting period under the straight-line method. The following table identifies the stock option activity during the nine months ended September 30, 2011:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2010	8,394,854	$30.37
Granted	1,282,865	59.92
Exercised	(1,344,162)	26.83
Forfeited	(554,220)	41.16

Outstanding at September 30, 2011	7,779,337	35.14

Exercisable at September 30, 2011	4,113,982	$26.72

The Company recognized stock option compensation expense of $4.6 million and $13.7 million for the three and nine months ended September 30, 2011, respectively, and recognized a corresponding income tax benefit of $1.8 million and $5.3 million, respectively. The Company recognized stock option compensation expense of $3.8 million and $11.3 million for the three and nine months ended September 30, 2010, respectively, and recognized a corresponding income tax benefit of $1.5 million and $4.3 million, respectively.

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

The table below identifies the weighted-average assumptions used for grants issued for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Risk free interest rate	1.31%	1.80%
Expected life	3.8 Years	4.3 Years
Expected volatility	33.3%	34.0%
Expected dividend yield	—%	—%

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2011, was $16.26 compared to $13.58 for the nine months ended September 30, 2010. The remaining unrecognized compensation expense related to unvested awards at September 30, 2011, was $38.0 million, and the weighted-average period of time over which this cost will be recognized is 2.8 years.

Other share-based compensation and benefit plans:

The Company sponsors other share-based compensation and benefit plans including an employee stock purchase plan, which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value, a performance incentive plan under which the Company’s senior management is awarded shares of restricted stock that vest equally over a three-year period, and a compensation plan under which the Company’s independent directors are awarded shares of restricted stock that vest equally over a three-year period. Compensation expense recognized under these plans is measured based on the market price of the Company’s common stock on the date of award and is recorded over the vesting period. During the three and nine months ended September 30, 2011, the Company recorded $0.8 million and $2.2 million of compensation expense for benefits provided under these plans, respectively, and a corresponding income tax benefit of $0.2 million and $0.8 million, respectively. During the three and nine months ended September 30, 2010, the Company recorded $0.5 million and $1.5 million of compensation expense for benefits provided under these plans, respectively, and recognized a corresponding income tax benefit of $0.2 million and $0.6 million, respectively.

NOTE 9 – EARNINGS PER SHARE

The table below summarizes the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator (basic and diluted):
Net income	$148,439	$116,542	$384,685	$313,613
Denominator:
Denominator for basic earnings per share– weighted-average shares	132,777	138,831	136,895	138,219
Effect of stock options (see Note 8)	2,256	2,236	2,288	2,192
Effect of exchangeable notes	—	639	—	463

Denominator for diluted earnings per share— adjusted weighted-average shares and assumed conversion	135,033	141,706	139,183	140,874
Earnings per share-basic	$1.12	$0.84	$2.81	$2.27

Earnings per share-assuming dilution	$1.10	$0.82	$2.76	$2.23

For the three and nine months ended September 30, 2011 and 2010, the computation of diluted earnings per share did not include certain common stock equivalents. These common stock equivalents represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equivalents would have been antidilutive. The table below identifies the antidilutive stock options for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Antidilutive stock options	1,434	908	1,616	1,540
Weighted-average exercise price	$59.78	$46.60	$58.97	$43.18

The exchangeable notes were retired in December of 2010, and therefore had no dilutive effect on 2011 results. Incremental net shares for the exchange feature of the exchangeable notes were included in the diluted earnings per share calculation for the three and nine months ended September 30, 2010.

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

CSK Pre-Acquisition Matters – Governmental Investigations and Actions:

As previously reported, the pre-acquisition Securities and Exchange Commission (“SEC”) investigation of CSK, which commenced in 2006, was settled in May of 2009 by administrative order without fines, disgorgement or other financial remedies. With respect to the Department of Justice (“DOJ”) investigation into CSK’s pre-acquisition accounting practices, CSK, O’Reilly and the DOJ executed a Non-Prosecution Agreement (“NPA”) in August of 2011. As a result, during the third quarter of 2011, the Company paid the previously disclosed one-time monetary penalty of $20.9 million. With the completion of the NPA, these governmental investigations of CSK regarding its legacy pre-acquisition accounting practices have concluded.

Notwithstanding the Non-Prosecution Agreement with the DOJ, several of CSK’s former directors or officers and current or former employees have been or may be interviewed or deposed as part of criminal, administrative and civil investigations and lawsuits. As described below, certain former employees of CSK are the subject of civil and criminal litigation commenced by the government. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK has certain obligations to indemnify these persons and, as a result, O’Reilly is currently incurring legal fees on behalf of these persons in relation to these pending and unresolved matters. Some of these indemnification obligations and other related costs may not be covered by CSK’s insurance policies.

As previously reported, on May 13, 2011, former CSK Chief Financial Officer Don Watson pled guilty to one count of conspiracy to commit securities fraud and mail fraud. He was sentenced on September 19, 2011. With Watson’s guilty plea and sentencing, his criminal proceeding has reached finality. CSK’s former Controller and former Director of Credit and Receivables pled guilty to obstruction of justice and are scheduled to be sentenced on November 7, 2011. In addition, the previously reported SEC complaint against these same three former employees for alleged misconduct related to CSK’s historical accounting practices remains ongoing.

The action filed by the SEC on July 22, 2009, against Maynard L. Jenkins, the former Chief Executive Officer of CSK, seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, as previously reported, also continues. On August 10, 2011, the parties were ordered to mediation on September 27, 2011.

As a result of the CSK acquisition, O’Reilly has incurred and expects to continue to incur additional legal fees and expenses related to the indemnity obligations arising from the litigation commenced by the DOJ and SEC of CSK’s former employees until final resolution of the remaining matters as described more fully above. O’Reilly has a remaining reserve, with respect to the indemnification obligations of $15.7 million at September 30, 2011, which relates to both expected additional legal fees and expenses and to the payment of those legal fees and expenses already incurred and which were primarily recorded as an assumed liability in the Company’s allocation of the purchase price of CSK.

The foregoing governmental investigations and indemnification matters are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by an ultimate resolution of such matters, depending, in part, upon the results of operations or cash flows for such period. However, at this time, management believes that the ultimate outcome of all of such regulatory proceedings and other matters that are pending, after consideration of applicable reserves and potentially available insurance coverage benefits not contemplated in recorded reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

In June of 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“2011-05”). ASU 2011-05 was issued to improve the comparability of financial reporting between U.S. GAAP and IFRS, and eliminates previous U.S. GAAP guidance that allowed an entity to present components of other comprehensive income (“OCI”) as part of its statement of changes in shareholders’ equity. With the issuance of ASU 2011-05, companies are now required to report all components of OCI either in a single continuous statement of total comprehensive income, which includes components of both OCI and net income, or in a separate statement appearing consecutively with the statement of income. ASU 2011-05 does not affect current guidance for the accounting of the components of OCI, or which items are included within total comprehensive income, and is effective for periods beginning after December 15, 2011, with early adoption permitted. The application of this guidance affects presentation only and therefore, will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In September of 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“2011-08”). ASU 2011-08 was issued to simplify the impairment test of goodwill, by allowing entities to use a qualitative approach to determine whether goodwill impairment might exist, before completing the entire impairment test. Under ASU 2011-08, an entity has the option to first assess any qualitative factors that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The changes under ASU 2011-08 are effective for public companies for annual and interim testing performed for periods beginning after December 15, 2011, with early adoption permitted. The Company will adopt this guidance with its 2011 annual impairment testing. The application of this guidance is not anticipated to impact the Company’s consolidated financial condition, results of operations or cash flows.

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

In Management’s Discussion and Analysis (“MD&A”), we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, which are identified below:

•	a Company overview;

•	an overview of the key drivers of demand for the automotive aftermarket;

•	recent events and developments;

•	our results of operations for the third quarters and nine month periods ended September 30, 2011 and 2010;

•	our liquidity and capital resources;

•	any contractual obligations to which we are committed;

•	our critical accounting estimates;

•	the inflation and seasonality of our business; and

•	recent accounting pronouncements that affect our company.

The review of MD&A should be made in conjunction with our condensed consolidated financial statements, related notes and other financial information included elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental approvals, our increased debt levels, credit ratings on our public debt, our ability to hire and retain qualified employees, risks associated with the performance of acquired businesses such as CSK Auto Corporation (“CSK”), weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010, for additional factors that could materially affect our financial performance.

COMPANY OVERVIEW

We are one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the U.S., selling our products to both do-it-yourself (“DIY”) customers and professional service providers. During the third quarter ended September 30, 2011, we opened 50 stores, and did not close any stores. During the nine months ended September 30, 2011, we opened 149 stores, and closed 12 stores. As of September 30, 2011, we operated 3,707 stores in 39 states.

Our stores carry an extensive product line, including the products identified below:

•	new and remanufactured automotive hard parts, such as alternators, starters, fuel pumps, water pumps, brake system components, batteries, belts, hoses, chassis parts and engine parts;

•	maintenance items, such as oil, antifreeze, fluids, filters, wiper blades, lighting, engine additives and appearance products; and

•	accessories, such as floor mats, seat covers and truck accessories.

Many of our stores offer enhanced services and programs to our customers, including those identified below:

•	used oil and battery recycling;

•	battery diagnostic testing;

•	electrical and module testing;

•	loaner tool program;

•	drum and rotor resurfacing;

•	custom hydraulic hoses;

•	professional paint shop mixing and related materials; or

•	machine shops.

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets. We plan to open 170 net, new stores in 2011. We typically open new stores either by (i) constructing a new store at a site we purchase or lease and stocking the new store with fixtures and inventory, (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store, or (iii) purchasing multi-store chains. We believe that our dual market strategy of targeting both the DIY retail customer and professional service provider positions us extremely well to take advantage of growth in the automotive aftermarket business. We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing credit facility.

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

Number of miles driven:

Total miles driven in the U.S. heavily influences the demand for the repair and maintenance products we sell. Historically, the long-term trend in the total miles driven in the U.S. has steadily increased. According to the Department of Transportation, between 2002 and 2007, the total number of miles driven in the U.S. increased at an average annual rate of approximately 1.4%. In 2008, however, difficult macroeconomic conditions and high gas prices during the year led to a decrease in the number of miles driven, and in 2009, miles driven remained relatively flat. In 2010, miles driven in the U.S. increased by 0.7%, however, the number of miles driven has decreased by 1.3% through the first eight months of 2011. Historically, rapid increases in gasoline prices have negatively impacted U.S. total miles driven as consumers reacted to the increased expense by reducing travel. According to the U.S. Energy Information Administration, year-to-date through September of 2011, average gasoline prices have increased 15% when compared to an increase of 4% for the same period in 2010. We believe that as the U.S. economy recovers and gasoline prices stabilize, annual miles driven will return to historical growth rates and continue to drive demand in the industry.

Number of U.S. registered vehicles:

As reported by the Automotive Aftermarket Industry Association (“AAIA”), the total number of vehicles on the road in the U.S. has exhibited steady growth over the past decade, with the total number of registered vehicles increasing 15%, from 209 million light vehicles in 2001 to 240 million in 2010. New light vehicle registrations, however, have declined over the past decade. From 2001 to 2009, new car registrations in the U.S. decreased by 40%, from 17.3 million in 2001 to 10.3 million vehicles in 2009, the lowest level in the past decade. During 2010, new light vehicle registrations increased 11%, as consumer confidence in the economy improved. As of September 30, 2011, the seasonally adjusted annual rate (“SAAR”) of sales of total light vehicles in the U.S. increased to 13 million vehicles, continuing a steady upward trend since mid-2009; however, the monthly SAAR of sales of total light vehicles remains below historical ten year rates. Based on the current economic environment, we believe new light vehicle registrations will remain below historic levels and consumers will continue to keep their vehicles longer and drive them at higher miles, continuing the trend of an aging vehicle population.

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

Unemployment:

Challenging macroeconomic conditions have lead to high levels of unemployment. The annual U.S. unemployment rate for 2010 was 9.6%, the highest unemployment rate since 1982. The U.S. monthly unemployment rates in 2011 are below 2010 levels, with October’s unemployment rate at 9.0%; however, unemployment rates remain significantly above historical ten year rates. We believe that these unemployment rates and continued uncertainty in the overall economic health have a negative impact on consumer confidence and the level of consumer discretionary spending. We also believe macroeconomic uncertainties and the potential for future joblessness can motivate consumers to find ways to save money and can be an important factor in the consumer’s decision to defer the purchase of a new vehicle. While the deferral of vehicle purchases has lead to an increase in vehicle maintenance, long-term trends of high unemployment levels could reduce the number of total annual miles driven as well as decrease consumer discretionary spending habits, both of which could negatively impact demand in the automotive aftermarket.

RECENT EVENTS AND DEVELOPMENTS

On January 11, 2011, we announced a new Board-approved share repurchase program that authorizes us to repurchase up to $500 million of shares of our common stock over a three-year period. On August 5, 2011, we announced that our Board of Directors approved a resolution to increase the authorization under the share repurchase program by an additional $500 million, raising the cumulative authorization under the share repurchase program to $1 billion. The additional $500 million authorization is effective for a three-year period, beginning on August 5, 2011. Stock repurchases under the share repurchase program may be made from time to time as we deem appropriate, solely through open market purchases effected through a broker dealer at prevailing market prices, and we may increase, terminate or otherwise modify the share repurchase program at any time without prior notice. As of November 8, 2011, we had repurchased approximately 14 million shares of our common stock at an aggregate cost of $859 million under this program.

On January 14, 2011, we issued $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 (“4.875% Senior Notes due 2021”) in the public market with United Missouri Bank, N.A. (“UMB”) as trustee, which were guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). The 4.875% Senior Notes due 2021 were issued at 99.297% of their face value and will mature on January 14, 2021. The net proceeds from the 4.875% Senior Notes due 2021 issuance were used to repay all of our outstanding borrowings under our existing secured asset-based revolving credit facility (the “ABL Credit Facility”), pay fees associated with the offering and for general corporate purposes. Concurrent with the issuance of the 4.875% Senior Notes due 2021, we entered into a credit agreement for a $750 million unsecured revolving credit facility (the “Revolver”) arranged by Bank of America (“BA”) and Barclays Capital, which replaced the previous ABL Credit Facility, and was scheduled to mature on January 13, 2016. All remaining debt issuance costs related to our previous ABL Credit Facility, totaling $22 million were written off, and all interest rate swap agreements related to notional amounts under the ABL Credit Facility, with a carrying value of $4 million, were terminated and charged to earnings as one-time, non-recurring items upon the repayment and retirement of the ABL Credit Facility in January of 2011.

On September 9, 2011, we amended our credit agreement (the “Credit Agreement”), reducing the aggregate commitments under the facility to $660 million, extending the maturity date on the Credit Agreement to September 9, 2016, and reducing the facility fee and interest rate margins for borrowings under the Revolver. In conjunction with the amendment, we recognized a one-time charge related to the modification in the amount of $0.3 million, which is included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011.

On September 19, 2011, we issued $300 million aggregate principal amount of unsecured 4.625% Senior Notes due 2021 (“4.625% Senior Notes due 2021”) in the public market with UMB as trustee, which were guaranteed by the Subsidiary Guarantors. The 4.625% Senior Notes due 2021 were issued at 99.826% of their face value and will mature on September 15, 2021. The net proceeds from the 4.625% Senior Notes due 2021 issuance were used to pay fees and expenses related to the offering, with the remainder intended to repay borrowings outstanding, from time to time, under the Revolver and for general corporate purposes, including share repurchases.

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended September 30, 2011, increased $110 million, or 8%, to $1.54 billion from $1.43 billion for the same period one year ago. Sales for the nine months ended September 30, 2011, increased $310 million, or 8%, to $4.40 billion from $4.09 billion for the same period one year ago. The table below identifies the components of the increase in sales for the three and nine months ended September 30, 2011 (in millions):

	Increase in Sales for the Three Months Ended September 30, 2011, Compared to the Same Period in 2010	Increase in Sales for the Nine Months Ended September 30, 2011, Compared to the Same Period in 2010
Comparable store sales	$68	$198
Sales for stores opened throughout 2010, excluding sales for stores open at least one year that are included in comparable store sales	15	67
Sales for stores opened throughout 2011	26	48
Non-store sales including machinery, sales to independent parts stores and team members	4	8
Sales in 2010 for stores that have closed	(3)	(11)

Total increase in sales	$110	$310

Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to team members. Comparable store sales for stores open at least one year increased 4.8% and 4.9% for the three and nine months ended September 30, 2011, respectively. Comparable store sales for stores open at least one year increased 11.1% and 8.6% for the three and nine months ended September 30, 2010, respectively.

We believe the increased sales achieved by our stores are the result of high levels of customer service, superior inventory availability, a broader selection of products offered in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store team members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers. Our comparable store sales increase for the quarter was driven by an increase in average ticket values, partially offset by a decline in customer transaction counts. The improvement in average ticket values was the result of the continued growth of the higher priced, hard part categories as a percentage of our total sales and the impact of increased raw material acquisition costs which were passed through to increased selling prices during the period. During the quarter, DIY customer transaction counts were negatively impacted by the continued pressure on disposable income that our customers faced as a result of increased fuel costs and sustained unemployment levels above historical averages.

We opened 50 and 149 new stores during the three and nine months ended September 30, 2011, respectively, compared to 48 and 121 new stores for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, we operated 3,707 stores in 39 states compared to 3,536 stores in 38 states at September 30, 2010. We anticipate total new store growth to be 170 net, new store openings in 2011.

Gross profit:

Gross profit for the third quarter ended September 30, 2011, increased to $754 million (or 49.1% of sales) from $693 million (or 48.6% of sales) for the same period one year ago, representing an increase of 9%. Gross profit for the nine months ended September 30, 2011, increased to $2.14 billion (or 48.7% of sales) from $1.98 billion (or 48.6% of sales) for the same period one year ago, representing an increase of 8%. The increase in gross profit dollars was primarily a result of the increase in sales from new stores and the increase in comparable stores sales at existing stores. The increase in gross profit as a percentage of sales was primarily due to a favorable product mix and improved inventory shrinkage, partially offset by the impact of increased commercial sales as a percentage of the total sales mix. The improvement in product mix was primarily driven by increased sales in the hard part categories, which typically generate a higher gross profit as a percentage of sales. Increasing hard part sales is the result of strong demand as consumers retain and maintain their vehicles beyond manufacturer warranty and our enhanced and more comprehensive inventory levels in the hard part categories offered in the CSK stores. The improved inventory shrinkage is driven by our converted CSK stores, which are now managed using the O’Reilly point-of-sale system (“POS”), installed in all CSK stores as they converted to the O’Reilly distribution systems throughout 2009 and 2010. The O’Reilly POS provides our store managers with better tools to track and control inventory, resulting in improved inventory shrinkage. Commercial sales in the acquired CSK markets are growing at a faster rate than total DIY sales as a result of the enhanced distribution model in those markets, which supports the implementation of our dual market strategy. Commercial sales typically carry a lower gross profit as a percentage of sales than DIY sales, as volume discounts are granted on wholesale transactions to professional service providers, therefore creating pressure on our gross profit as a percentage of sales.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the third quarter ended September 30, 2011, increased to $513 million (or 33.4% of sales) from $488 million (or 34.3% of sales) for the same period one year ago, representing an increase of 5%. SG&A for the nine months ended September 30, 2011, increased to $1.48 billion (or 33.7% of sales) from $1.41 billion (or 34.6% of sales) for the same period one year ago, representing an increase of 5%. The increase in total SG&A dollars is primarily the result of additional employees, facilities and vehicles to support our increased store count. The decrease in SG&A as a percentage of sales was the result of increased leverage of store occupancy and headquarters costs on strong comparable store sales and improved store payroll efficiencies, partially offset by increased fuel costs for our store delivery vehicles supporting our growing commercial business.

Operating income:

Operating income for the third quarter ended September 30, 2011, increased to $241 million (or 15.7% of sales) from $199 million (or 14.0% of sales) for the same period one year ago, representing an increase of 21%. Operating income for the nine months ended September 30, 2011, increased to $660 million (or 15.0% of sales) from $549 million (or 13.4% of sales) for the same period one year ago, representing an increase of 20%. The increases in operating income during the three and nine months ended September 30, 2011, are primarily due to the impacts discussed above, as well as a $6 million and $15 million charge to operating income during the three and nine months ended September 30, 2010, respectively, related to the previously announced legacy CSK DOJ investigation (See Note 10 – Legal Matters to the condensed consolidated financial statements).

Other income and expense:

Total other expense for the third quarter ended September 30, 2011, decreased to $6 million (or 0.4% of sales) from $9 million (or 0.6% of sales) for the same period one year ago, representing a decrease of 32%. Total other expense for the nine months ended September 30, 2011, increased to $42 million (or 0.9% of sales) from $29 million (or 0.7% of sales) for the same period one year ago, representing an increase of 46%. The decrease in total other expense for the quarter was driven by decreased interest expense on a lower average interest rate on outstanding borrowings, a lower facility fee on our Revolver and lower amortization of debt issuance costs on our Revolver and senior notes in the current period as compared to the borrowing rates, facility fee and amortization of debt issuance costs on our ABL Credit Facility and outstanding exchangeable notes during the same period one year ago. The increase in total other expense for the nine months ended September 30, 2011, was primarily due to one-time charges during the current period that related to our new financing transactions that were completed in January of 2011. The one-time charges included a non-cash charge to write off the balance of debt issuance costs related to our previous credit facility in the amount of $22 million and a charge related to the termination of our interest rate swap agreements in the amount of $4 million.

Income taxes:

Our provision for income taxes for the third quarter ended September 30, 2011, increased to $87 million (or 5.6% of sales) from $74 million (or 5.2% of sales) for the same period one year ago, representing an increase of 18%. Our provision for income taxes for the nine months ended September 30, 2011, increased to $234 million (or 5.3% of sales) from $207 million (or 5.1% of sales) for the same period one year ago, representing an increase of 13%. The increase in our provision for income taxes is due to the increase in our taxable income. Our effective tax rate for the third quarter ended September 30, 2011, was 36.8% of income before income taxes compared to 38.7% for the same period one year ago. Our effective tax rate for the nine months ended September 30, 2011, was 37.8% of income before income taxes compared to 39.7% for the same period one year ago. The decrease in the effective tax rate for the three and nine months ended September 30, 2011, was primarily the result of the charges during the three and nine months ended September 30, 2010, for the legacy CSK DOJ investigation (See Note 10 – Legal Matters to the condensed consolidated financial statements), which were not deductible for tax purposes.

Net income:

As a result of the impacts discussed above, net income for the third quarter ended September 30, 2011, increased to $148 million (or 9.7% of sales) from $117 million (or 8.2% of sales) for the same period one year ago, representing an increase of 27%. As a result of the impacts discussed above, net income for the nine months ended September 30, 2011, increased to $385 million (or 8.7% of sales) from $314 million (or 7.7% of sales) for the same period one year ago, representing an increase of 23%.

Earnings per share:

Our diluted earnings per common share for the third quarter ended September 30, 2011, increased 34% to $1.10 on 135 million shares versus $0.82 for the same period one year ago on 142 million shares. The impact of the year-to-date share repurchases on diluted earnings per share for the third quarter ended September 30, 2011, was an increase of approximately $0.07. Our diluted earnings per common share for the nine months ended September 30, 2011, increased 24% to $2.76 on 139 million shares versus $2.23 for the same period one year ago on 141 million shares. The impact of the year-to-date share repurchases on diluted earnings per share for the nine months ended September 30, 2011, was an increase of approximately $0.09.

Adjustments for nonrecurring and non-operating events:

Our results for the nine months ended September 30, 2011, included one-time charges associated with the new financing transactions we completed on January 14, 2011, as discussed above. Our results for the three and nine months ended September 30, 2010, included charges recorded in 2010 related to the legacy CSK DOJ investigation, as discussed above.

Adjusted operating income, adjusted net income and adjusted diluted earnings per common share for the three months ended September 30, 2010, were adjusted for the impact of the $5.9 million charge related to the legacy CSK DOJ investigation discussed above. Adjusted operating income for the three months ended September 30, 2011, increased 18% to $241 million (or 15.7% of sales) from $205 million (or 14.4% of sales), for the same period one year ago. Adjusted net income for the three months ended September

30, 2011, increased 21% to $148 million (or 9.7% of sales) from $122 million (or 8.6% of sales), for the same period one year ago. Adjusted diluted earnings per common share for the three months ended September 30, 2011, increased 28% to $1.10 from $0.86, for the same period one year ago. The table below outlines the impact of the charge related to the legacy CSK DOJ investigation for the three months ended September 30, 2011 and 2010 (amounts in thousands, except per share data):

	For the Three Months Ended September 30,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
GAAP operating income	$241,050	15.7%	$199,031	14.0%
Legacy CSK DOJ investigation charge	—	—%	5,900	0.4%

Non-GAAP adjusted operating income	$241,050	15.7%	$204,931	14.4%

GAAP net income	$148,439	9.7%	$116,542	8.2%
Legacy CSK DOJ investigation charge	—	—%	5,900	0.4%

Non-GAAP adjusted net income	$148,439	9.7%	$122,442	8.6%

GAAP diluted earnings per common share	$1.10		$0.82
Legacy CSK DOJ investigation charge	—		0.04

Non-GAAP adjusted diluted earnings per common share	$1.10		$0.86

Weighted-average common shares outstanding—assuming dilution	135,033		141,706

Adjusted operating income for the nine months ended September 30, 2011, increased 16% to $660 million (or 15.0% of sales) from $570 million (or 13.9% of sales), which was adjusted for the impact of the charges related to the CSK DOJ investigation discussed above, for the same period one year ago. Adjusted net income for the nine months ended September 30, 2011, excluding the impact of the charges related to the new financing transactions discussed above, increased 20% to $401 million (or 9.1% of sales) from $335 million (or 8.2% of sales), which was adjusted for the impact of the charges related to the legacy CSK DOJ investigation as discussed above, for the same period one year ago. Adjusted diluted earnings per common share for the nine months ended September 30, 2011, excluding the impact of the charges related to the new financing transactions discussed above, increased 22% to $2.88 from $2.37, which was adjusted for the impact of the charges related to the legacy CSK DOJ investigation as discussed above, for the same period one year ago. The table below outlines the impact of the charges related to the new financing transactions and legacy CSK DOJ investigation for the nine months ended September 30, 2011 and 2010 (amounts in thousands, except per share data):

	For the Nine Months Ended September 30,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
GAAP operating income	$659,855	15.0%	$548,640	13.4%
Legacy CSK DOJ investigation charge	—	—%	20,900	0.5%

Non-GAAP adjusted operating income	$659,855	15.0%	$569,540	13.9%

GAAP net income	$384,685	8.7%	$313,613	7.7%
Write-off of asset-based revolving credit facility debt issuance costs, net of tax	13,458	0.3%	—	—%
Termination of interest rate swap agreements, net of tax	2,637	0.1%	—	—%
Legacy CSK DOJ investigation charge	—	—%	20,900	0.5%

Non-GAAP adjusted net income	$400,780	9.1%	$334,513	8.2%

GAAP diluted earnings per common share	$2.76		$2.23
Write-off of asset-based revolving credit facility debt issuance costs, net of tax	0.10		—
Termination of interest rate swap agreements, net of tax	0.02		—
Legacy CSK DOJ investigation charge	—		0.14

Non-GAAP adjusted diluted earnings per common share	$2.88		$2.37

Weighted-average common shares outstanding—assuming dilution	139,183		140,874

The adjusted operating income, adjusted net income and adjusted diluted earnings per common share discussed and presented in the paragraphs and tables above are not derived in accordance with United States generally accepted accounting principles (“GAAP”). We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of financial results and estimates excluding the impact of the non-cash charge to write off the balance of debt issuance costs, the charge related to the termination of interest rate swap agreements and the charges for the legacy CSK DOJ investigation provide meaningful supplemental information to both management and investors, that is indicative of our core operations. We exclude these items in judging our performance and believe this non-GAAP information is useful to investors as well. Material limitations of these non-GAAP measures are that such measures do not reflect actual GAAP amounts. We compensate for such limitations by presenting, in the tables above, the accompanying reconciliation to the most directly comparable GAAP measures.

LIQUIDITY

The following table highlights our liquidity and related ratios as of September 30, 2011, and December 31, 2010 (dollars in millions):

	September 30,	December 31,	Percentage
Liquidity and Related Ratios	2011	2010	Change
Current assets	$2,537	$2,301	10%
Quick assets (1)	478	213	125%
Current liabilities	1,506	1,229	23%
Working capital (2)	1,030	1,072	(4)%
Total debt	798	359	122%
Total equity	$2,831	$3,210	(12)%
Current ratio (3)	1.68:1	1.87:1	(10)%
Quick ratio (4)	0.35:1	0.23:1	52%
Debt to equity (5)	0.28:1	0.11:1	155%

(1)	Quick assets include cash, cash equivalents and receivables.
(2)	Working capital is calculated as current assets less current liabilities.
(3)	Current ratio is calculated as current assets divided by current liabilities.
(4)	Quick ratio is calculated as current assets, less inventories, divided by current liabilities.
(5)	Debt to equity is calculated as total debt divided by shareholders’ equity.

Liquidity and related ratios:

Total debt increased 122% and total equity decreased 12% from December 31, 2010, to September 30, 2011. The increase in total debt was attributable the issuance of our senior notes during 2011, partially offset by the repayment of our ABL Credit Facility in January of 2011. The decrease in total equity resulted from the impact of repurchase activity under our share repurchase program on additional paid-in capital and retained earnings, offset by an increase in retained earnings from strong year-to-date net income and an increase in additional paid-in-capital from the proceeds of stock option exercises executed under our director and employee share-based compensation plans.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
Liquidity	2011	2010
Total cash provided by (used in):
Operating activities	$840,149	$592,563
Investing activities	(237,972)	(274,715)
Financing activities	(355,181)	(301,590)

Increase in cash and cash equivalents	$246,996	$16,258

Operating activities:

Net cash provided by operating activities for the nine months ended September 30, 2011, increased to $840 million from $593 million for the same period one year ago. The increase in cash provided by operating activities is primarily attributable to strong year-to-date net income (adjusted for the effect of the one-time, non-cash charge to write off the balance of debt issuance costs in conjunction with the retirement of our ABL Credit Facility in January of 2011 and the impact of decreased deferred income taxes), a significant decrease in net inventory investment, partially offset by a decrease in other current liabilities. Net inventory investment reflects our investment in inventory, net of the amount of accounts payable to vendors. Our net inventory investment significantly decreased as a result of the impact of our enhanced vendor financing programs as well as our ongoing efforts to remove excess inventory from our systems. Our vendor financing programs enable us to reduce overall supply chain costs and negotiate extended payment terms with our vendors. Our accounts payable to inventory ratio was 59.3% and 44.3% at September 30, 2011, and December 31, 2010, respectively, compared to 47.2% and 42.8% at September 30, 2010, and December 31, 2009, respectively. The decrease in other current liabilities was driven by the payment of the one-time monetary penalty to the DOJ for the legacy CSK DOJ investigation.

Investing activities:

Net cash used in investing activities for the nine months ended September 30, 2011, decreased to $238 million from $275 million for the same period one year ago. The decrease in cash used in investing activities is primarily the result of decreased capital expenditures in the current period. During the first nine months of 2010, we continued to invest in the comprehensive expansion of our distribution system in the CSK markets. We completed the expansion projects in 2010, resulting in significantly reduced levels of distribution system expenditures during the nine months ended September 30, 2011, as compared to the same period one year ago.

Financing activities:

Net cash used in financing activities for the nine months ended September 30, 2011, increased to $355 million from $302 million for the same period one year ago. The increase in net cash used in financing activities is primarily attributable to the impact of repurchases of our common stock during the current period in accordance with our Board-approved share repurchase program, which was partially offset by an increase in net borrowings under our debt facilities in the current period as compared to net repayments under our facilities during the same period one year ago. The net borrowings under our debt facilities in the current period are the result of proceeds from the issuance of our 4.875% Senior Notes due 2021 and our 4.625% Senior Notes due 2021 in January and September of 2011, respectively, partially offset by the repayment and termination of our previous ABL Credit Facility and the payment of debt issuance costs related to the issuance of our senior notes and the establishment of our new unsecured Revolver. The net repayments under our facilities for the same period one year ago were the result of our focus in the prior year on using available cash on hand to reduce the level of outstanding borrowings under our secured ABL Credit Facility.

CAPITAL RESOURCES

Asset-based revolving credit facility:

On July 11, 2008, we entered into a credit agreement for a five-year asset-based revolving credit facility, which was scheduled to mature in July of 2013. At December 31, 2010, we had outstanding borrowings of $356 million under the ABL Credit Facility, of which $106 million were not covered under an interest rate swap contract. All outstanding borrowings under the ABL Credit Facility were repaid, and all related interest rate swap transaction contracts were terminated on January 14, 2011, and the ABL Credit Facility was retired concurrent with the issuance of our 4.875% Senior Notes due 2021, as further described below. In conjunction with the retirement of our ABL Credit Facility, we recognized a one-time non-cash charge to write off the balance of debt issuance costs related to the ABL Credit Facility in the amount of $22 million and a one-time charge related to the termination of our interest rate swap contracts in the amount of $4 million, which are included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2011.

Unsecured revolving credit facility:

On January 14, 2011, we entered into a credit agreement for a five-year $750 million Revolver arranged by BA and Barclays Capital, which was scheduled to mature in January of 2016. On September 9, 2011, we amended the Credit Agreement, decreasing the aggregate commitments under the Revolver to $660 million, extending the maturity date on the Credit Agreement to September of 2016 and reducing the facility fee and interest rate margins for borrowings under the Revolver. In conjunction with the amendment to the Credit Agreement, we recognized a one-time charge related to the modification in the amount of $0.3 million, which is included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolver. As described in the Credit Agreement governing the Revolver, we may, from time to time subject to certain conditions, increase the aggregate commitments under the Revolver by up to $200 million. As of September 30, 2011, we had outstanding letters of credit, primarily to satisfy workers’ compensation, general liability and other insurance policies, in the amount of $68 million, reducing the aggregate availability under the Revolver by that amount. As of September 30, 2011, we had no outstanding borrowings under the Revolver.

Borrowings under the Revolver (other than swing line loans) bear interest, at our option, at either the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus a margin that varies from 0.975% to 1.600% in the case of loans bearing interest at the Eurodollar Rate and 0.000% to 0.600% in the case of loans bearing interest at the Base Rate, in each case based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”). Swing line loans made under the Revolver bear interest at the Base Rate plus the applicable margin described above. In addition, we pay a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments, varying from 0.150% to 0.400% based upon the better of the ratings assigned to our debt by Moody’s and S&P. Based on our current credit ratings, our margin for Base Rate loans is 0.275%, our margin for Eurodollar Rate loans is 1.275% and our facility fee is 0.225%. The Revolver is subject to certain covenants, with which we complied as of September 30, 2011.

Senior Notes:

4.875% Senior Notes due 2021:

On January 14, 2011, we issued $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 (“4.875% Senior Notes due 2021”) at a price to the public of 99.297% of their face value with United Missouri Bank, N.A. (“UMB”) as trustee. Interest on the 4.875% Senior Notes due 2021 is payable on January 14 and July 14 of each year, which began on July 14, 2011, and is computed on the basis of a 360-day year. The net proceeds from the issuance of the 4.875% Senior Notes due 2021 were used to repay all of the our outstanding borrowings under our ABL Credit Facility and to pay fees and expenses related to the offering and costs associated with terminating our existing interest rate swap agreements, with the remainder used for general corporate purposes.

4.625% Senior Notes due 2021:

On September 19, 2011, we issued $300 million aggregate principal amount of unsecured 4.625% Senior Notes due 2021 (“4.625% Senior Notes due 2021”) at a price to the public of 99.826% of their face value with UMB as trustee. Interest on the 4.625% Senior Notes due 2021 is payable on March 15 and September 15 of each year beginning on March 15, 2012, and is computed on the basis of a 360-day year. The net proceeds from the issuance of the 4.625% Senior Notes due 2021 were used to pay fees and expenses related to the offering, with the remainder intended to be used to repay borrowings outstanding from time to time under the Revolver and for general corporate purposes, including share repurchases.

The senior notes are guaranteed on a senior unsecured basis by each of our subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees our obligations under our credit facility or certain of our other debt or any of our Subsidiary Guarantors. The guarantees are full and unconditional and joint and several. Each of the Subsidiary Guarantors is wholly-owned, directly or indirectly, by us and we have no independent assets or operations other than those of our subsidiaries. Our only direct or indirect subsidiaries that would not be Subsidiary Guarantors would be minor subsidiaries. No minor subsidiaries exist today. Neither we, nor any of our Subsidiary Guarantors, are subject to any material or significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of our senior notes is subject to certain customary covenants, with which we complied as of September 30, 2011.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) create certain liens on assets to secure certain debt; (ii) enter into certain sale and leaseback transactions; and (iii) merge or consolidate with another company or transfer all or substantially all of our or its property, in each case as set forth in the indentures. These covenants are, however, subject to a number of important limitations and exceptions.

The Credit Agreement contains covenants, including limitations on total outstanding borrowings under the Revolver, a minimum consolidated fixed charge coverage ratio of 2.0 times through December 31, 2012; 2.25 times through December 31, 2014; 2.5 times through maturity; and a maximum adjusted consolidated leverage ratio of 3.0 times through maturity. The consolidated leverage ratio includes a calculation of adjusted earnings before interest, taxes, depreciation, amortization, rent and stock option compensation expense (“EBITDAR”) to adjusted debt. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken against us, including but not limited to possible termination of credit extensions, immediate payment of outstanding principal amount plus accrued interest and litigation from our lenders. As of September 30, 2011, we had a fixed charge coverage ratio of 4.79 times and an adjusted debt to adjusted EBITDAR ratio of 1.80 times, remaining in compliance with all covenants related to the borrowing arrangements. Under our current financing plan, we have a target adjusted consolidated leverage ratio of 2.0 times to 2.25 times.

The table below outlines the calculations of the fixed charge coverage ratio and adjusted debt to adjusted EBITDAR ratio covenants, as defined in the Credit Agreement governing the Revolver, for the twelve months ended September 30, 2011 (dollars in thousands):

Twelve Months Ended September 30, 2011
GAAP net income	$490,445
Add: Interest expense	26,198
Rent expense	229,121
Provision for income taxes	297,000
Depreciation expense	161,857
Amortization expense	1,595
Non-cash stock option compensation	17,395
Write-off of asset-based revolving credit facility debt issuance costs	21,626

Non-GAAP adjusted net income (EBITDAR)	$1,245,237

Interest expense	$26,198
Capitalized interest	4,523
Rent expense	229,121

Total fixed charges	$259,842

Fixed charge coverage ratio	4.79
GAAP debt	$797,766
Stand-by letters of credit	68,081
Discount on senior notes	3,785
Six-times rent expense	1,374,726

Non-GAAP adjusted debt	$2,244,358

Adjusted debt to adjusted EBITDAR ratio	1.80

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

Share repurchase program:

In January of 2011, our Board of Directors approved a $500 million share repurchase program. Under the program, we may, from time to time, repurchase shares of our common stock solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate requirements and overall market conditions, for a three-year period, beginning on January 10, 2011. On August 5, 2011, we announced that our Board of Directors approved a resolution to increase the authorization under the share repurchase program by an additional $500 million, raising the cumulative authorization under the share repurchase program to $1 billion. The additional $500 million authorization is effective for a period of three years, beginning on August 5, 2011. We repurchased 8.2 million shares of our common stock as part of our publicly announced share repurchase program during the three months ended September 30, 2011, at an average price per share of $61.51, for a total investment of $502 million. We repurchased 14.1 million shares of our common stock as part of our publicly announced share repurchase program during the nine months ended September 30, 2011, at an average price per share of $59.69, for a total investment of $840 million. At September 30, 2011, we had $160 million remaining under our share repurchase program. Subsequent to the end of the third quarter we repurchased an additional 0.3 million shares of our common stock at an average price per share of $65.83, for a total investment of $19 million. We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.

Store activity:

During the three and nine months ended September 30, 2011, we opened 50 and 149 new stores, respectively. We did not close any stores during the third quarter, and closed 12 stores during the nine months ended September 30, 2011. We plan to open a total of 170 net, new stores in 2011. The funds required for such planned expansions are expected to be provided by cash expected to be generated from operating activities.

CONTRACTUAL OBLIGATIONS

At September 30, 2011, we had long-term debt with maturities of less than one year of $1 million and long-term debt with maturities over one year of $797 million, representing a total increase in all outstanding debt of $439 million from December 31, 2010. The ABL Credit Facility, which was scheduled to mature in July of 2013, was repaid and retired on January 14, 2011. The 4.875% Senior Notes due 2021 issued on January 14, 2011, in the aggregate principal amount of $500 million, were issued at a price to the public of 99.297% of their face value and mature on January 14, 2021. Interest on the 4.875% Senior Notes due 2021 accrues at a rate of 4.875% per annum and is payable on January 14 and July 14 of each year, which began on July 14, 2011. The 4.625% Senior Notes due 2021 issued on September 19, 2011, in the aggregate principal amount of $300 million, were issued at a price to the public of 99.826% of their face value and mature on September 15, 2021. Interest on the 4.625% Senior Notes due 2021 accrues at a rate of 4.625% per annum and is payable on March 15 and September 15 of each year beginning on March 15, 2012.

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

In June of 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“2011-05”). ASU 2011-05 was issued to improve the comparability of financial reporting between U.S. GAAP and IFRS, and eliminates previous U.S. GAAP guidance that allowed an entity to present components of other comprehensive income (“OCI”) as part of its statement of changes in shareholders’ equity. With the issuance of ASU 2011-05, companies are now required to report all components of OCI either in a single continuous statement of total comprehensive income, which includes components of both OCI and net income, or in a separate statement appearing consecutively with the statement of income. ASU 2011-05 does not affect current guidance for the accounting of the components of OCI, or which items are included within total comprehensive income, and is effective for periods beginning after December 15, 2011, with early adoption permitted. The application of this guidance affects presentation only and therefore, will not have an impact on our consolidated financial condition, results of operations or cash flows.

In September of 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“2011-08”). ASU 2011-08 was issued to simplify the impairment test of goodwill, by allowing entities to use a qualitative approach to determine whether goodwill impairment might exist, before completing the entire impairment test. Under ASU 2011-08, an entity has the option to first assess any qualitative factors that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The changes under ASU 2011-08 are effective for public companies for annual and interim testing performed for periods beginning after December 15, 2011, with early adoption permitted. We will adopt this guidance with our 2011 annual impairment testing. The application of this guidance is not anticipated to impact our consolidated financial condition, results of operations or cash flows.

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

Ite m 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolver”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolver. As of September 30, 2011, we had no outstanding borrowings under our Revolver.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 30 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of September 30, 2011, our cash and cash equivalents totaled $277 million.

Our market risks have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective at providing reasonable assurance that the information required to be disclosed by us (including our consolidated subsidiaries) in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the fiscal quarter ending September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

CSK Pre-Acquisition Matters – Governmental Investigations and Actions:

As previously reported, the pre-acquisition Securities and Exchange Commission (“SEC”) investigation of CSK, which commenced in 2006, was settled in May of 2009 by administrative order without fines, disgorgement or other financial remedies. With respect to the Department of Justice (“DOJ”) investigation into CSK’s pre-acquisition accounting practices, CSK, O’Reilly and the DOJ executed a Non-Prosecution Agreement (“NPA”) in August of 2011. As a result, during the third quarter of 2011, the Company paid the previously disclosed one-time monetary penalty of $20.9 million. With the completion of the NPA, these governmental investigations of CSK regarding its legacy pre-acquisition accounting practices have concluded.

Notwithstanding the Non-Prosecution Agreement with the DOJ, several of CSK’s former directors or officers and current or former employees have been or may be interviewed or deposed as part of criminal, administrative and civil investigations and lawsuits. As described below, certain former employees of CSK are the subject of civil and criminal litigation commenced by the government. Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK has certain obligations to indemnify these persons and, as a result, O’Reilly is currently incurring legal fees on behalf of these persons in relation to these pending and unresolved matters. Some of these indemnification obligations and other related costs may not be covered by CSK’s insurance policies.

As previously reported, on May 13, 2011, former CSK Chief Financial Officer Don Watson pled guilty to one count of conspiracy to commit securities fraud and mail fraud. He was sentenced on September 19, 2011. With Watson’s guilty plea and sentencing, his criminal proceeding has reached finality. CSK’s former Controller and former Director of Credit and Receivables pled guilty to obstruction of justice and are scheduled to be sentenced on November 7, 2011. In addition, the previously reported SEC complaint against these same three former employees for alleged misconduct related to CSK’s historical accounting practices remains ongoing.

The action filed by the SEC on July 22, 2009, against Maynard L. Jenkins, the former Chief Executive Officer of CSK, seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, as previously reported, also continues. On August 10, 2011, the parties were ordered to mediation on September 27, 2011.

As a result of the CSK acquisition, O’Reilly has incurred and expects to continue to incur additional legal fees and expenses related to the indemnity obligations arising from the litigation commenced by the DOJ and SEC of CSK’s former employees until final resolution of the remaining matters as described more fully above. O’Reilly has a remaining reserve, with respect to the indemnification obligations of $16 million at September 30, 2011, which relates to both expected additional legal fees and expenses and to the payment of those legal fees and expenses already incurred and which were primarily recorded as an assumed liability in the Company’s allocation of the purchase price of CSK.

The foregoing governmental investigations and indemnification matters are subject to many uncertainties, and, given their complexity and scope, their final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by an ultimate resolution of such matters, depending, in part, upon the results of operations or cash flows for such period. However, at this time, management believes that the ultimate outcome of all of such regulatory proceedings and other matters that are pending, after consideration of applicable reserves and potentially available insurance coverage benefits not contemplated in recorded reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

As of September 30, 2011, there have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three or nine months ended September 30, 2011. The following table identifies all repurchases during the third quarter ended September 30, 2011, of any of our securities registered under Section 12 of the Exchange Act, as amended, by or on behalf of us or any affiliated purchaser (in thousands, except per share amounts):

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
July 1, 2011, to July 31, 2011	59	$62.14	59	$158,406
August 1, 2011, to August 31, 2011	5,764	59.32	5,764	316,441
September 1, 2011, to September 30, 2011	2,339	66.89	2,339	$160,021

Total for the quarter ended September 30, 2011	8,162	$61.51	8,162

(1)	On January 11, 2011, we announced a $500 million share repurchase program, which was approved by the Board of Directors, scheduled to expire on January 10, 2014. On August 5, 2011, we announced that our Board of Directors approved a resolution to increase the authorization under the repurchase program by an additional $500 million, raising the cumulative authorization under the repurchase program to $1 billion. The additional $500 million authorization is scheduled to expire on August 4, 2014. Under the program, we may, from time to time, repurchase shares of our common stock solely through open market purchases effected through a broker dealer at prevailing market prices. No other share repurchase programs existed during the three or nine months ended September 30, 2011.

Subsequent to September 30, 2011, and up to and including November 8, 2011, we repurchased an additional 0.3 million shares of our common stock at an average price per share of $65.83, for a total investment of $19 million.

Item 6. Exhibits

Exhibits:

Number	Description

4.2	Indenture, dated as of September 19, 2011, among O’Reilly Automotive, Inc. as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.2 to the Registrant’s current report on Form 8-K dated September 19, 2011, is incorporated herein by this reference.

10.1	Amendment No. 1 to the Credit Agreement, dated as of September 9, 2011, by and among O’Reilly Automotive, Inc., as the lead Borrower, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 9, 2011, is incorporated herein by this reference.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

November 8, 2011	/s/ Greg Henslee
Date	Greg Henslee
Co-President and Chief Executive Officer (Principal Executive Officer)

November 8, 2011	/s/ Thomas McFall
Date	Thomas McFall
Executive Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

4.2	Indenture, dated as of September 19, 2011, among O’Reilly Automotive, Inc. as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.2 to the Registrant’s current report on Form 8-K dated September 19, 2011, is incorporated herein by this reference.

10.1	Amendment No. 1 to the Credit Agreement, dated as of September 9, 2011, by and among O’Reilly Automotive, Inc., as the lead Borrower, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 9, 2011, is incorporated herein by this reference.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase