Form 10-K
period 2011-12-31
O REILLY AUTOMOTIVE INC
filed 2012-02-28
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At February 20, 2012, an aggregate of 127,315,291 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $10,764,507,854 based on the last sale price of the common stock reported by The NASDAQ Global Select Market.

At June 30, 2011, an aggregate of 135,955,214 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $8,906,426,069 based on the last sale price of the common stock reported by The NASDAQ Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE

As indicated below, portions of the registrant’s documents specified below are incorporated here by reference:

Document	Form 10-K Part
Proxy Statement for 2012 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A within 120 days of the end of registrant’s most recently completed fiscal year)	Part III

O’Reilly Automotive, Inc

Form 10-K

For the Year Ended December 31, 2011

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental regulations, our increased debt levels, credit ratings on public debt, our ability to hire and retain qualified employees, risks associated with the performance of acquired businesses such as CSK Auto Corporation, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of this annual report on Form 10-K for the year ended December 31, 2011, for additional factors that could materially affect our financial performance. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

GENERAL INFORMATION

O’Reilly Automotive, Inc. and its subsidiaries, collectively “we”, “O’Reilly” or the “Company”, is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (“DIY”) customers and professional service providers, our “dual market strategy”. O’Reilly Automotive, Inc. incorporated in 1957 as a corporation, was founded by Charles F. O’Reilly and his son, Charles H. “Chub” O’Reilly, Sr. and initially operated from a single store in Springfield, Missouri. Our common stock has traded on The NASDAQ Global Select Market under the symbol “ORLY” since April 22, 1993.

On December 29, 2010, we completed a corporate reorganization creating a holding company structure, which was implemented through an agreement and plan of merger under Section 351.448 of The General Corporation Law of the State of Missouri, which did not require a vote of the shareholders. As a result of this reorganization, the previous parent company and registrant, O’Reilly Automotive, Inc., was renamed O’Reilly Automotive Stores, Inc. and is now a wholly-owned subsidiary of the new parent company and registrant, which was renamed O’Reilly Automotive, Inc.

On July 11, 2008, we completed our most recent acquisition, CSK Auto Corporation (“CSK”), which was one of the largest specialty retailers of auto parts and accessories in the Western United States and one of the largest such retailers in the United States, based on store count at the date of acquisition. At the date of the acquisition, CSK had 1,342 stores in 22 states, operating under four brand names: Checker Auto Parts, Schuck’s Auto Supply, Kragen Auto Parts and Murray’s Discount Auto Parts. The results of CSK’s operations have been included in our consolidated financial statements since the acquisition date.

At December 31, 2011, we operated 3,740 stores in 39 states. Our stores carry an extensive product line, including the products identified below:

•

new and remanufactured automotive hard parts, such as alternators, starters, fuel pumps, water pumps, brake system components, batteries, belts, hoses, temperature control, chassis parts and engine parts;

•	maintenance items, such as oil, antifreeze, fluids, filters, wiper blades, lighting, engine additives and appearance products; and

•	accessories, such as floor mats, seat covers and truck accessories.

Our stores offer many enhanced services and programs to our customers, such as those identified below:

•	used oil and battery recycling

•	battery diagnostic testing

•	electrical and module testing

•	loaner tool program

•	drum and rotor resurfacing

•	custom hydraulic hoses

•	professional paint shop mixing and related materials

•	machine shops

See “Risk Factors” beginning on page 14 for a description of certain risks relevant to our business. These risk factors include, among others, deteriorating economic conditions, the performance of the acquired CSK stores, increased debt levels, our acquisition strategies, competition in the automotive aftermarket business, our dependence upon key and other personnel, future growth assurance, our sensitivity to regional economic and weather conditions, the effect of sales of shares of our common stock eligible for future sale, unanticipated fluctuations in our quarterly results, the volatility of the market price of our common stock, our relationships with key vendors and availability of key products, a downgrade in our credit ratings, complications in our distribution centers (“DC”s), and environmental legislation and regulations.

OUR BUSINESS

Our goal is to continue to achieve growth in sales and profitability by capitalizing on our competitive advantages and executing our growth strategy. We remain confident in our ability to continue to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of customer service and expense control. Our intent is to be the dominant auto parts provider in all the markets we serve, by providing superior customer service and significant value to both DIY and professional service provider customers.

Competitive Advantages

We believe our effective dual market strategy, superior customer service, strategic distribution systems and experienced management team make up our key competitive advantages that cannot be easily duplicated.

Proven Ability to Execute a Dual Market Strategy:

Over the past 30 years, we have established a track record of effectively serving, at a high level, both DIY customers and professional service providers. We believe our proven ability to effectively execute a dual market strategy is a unique competitive advantage. The execution of this strategy enables us to better compete by targeting a larger base of consumers of automotive aftermarket parts, capitalizing on our existing retail and distribution infrastructure, operating profitably in both large markets and less densely populated geographic areas that typically attract fewer competitors, and enhancing service levels offered to DIY customers through the offering of a broad inventory and the extensive product knowledge required by professional service providers.

In 2011, we derived approximately 59% of our sales from our DIY customers and approximately 41% of our sales from our professional service provider customers. Prior to the acquisition of CSK, we derived approximately 50% of our sales from both our DIY and professional service provider customers. As we continue to grow our commercial business in the acquired CSK markets, we expect that over time our DIY and professional service provider sales mix to approximate historical averages. As a result of our historical success of executing our dual market strategy and our over 460 full-time sales staff dedicated solely to calling upon and servicing the professional service provider, we believe we will continue to increase our sales to professional service providers and will continue to have a competitive advantage over our retail competitors who continue to derive a high concentration of their sales from the DIY market.

Superior Customer Service:

We seek to attract new DIY and professional service provider customers and to retain existing customers by offering superior customer service, the key elements of which are identified below:

•	superior in-store service through highly-motivated, technically-proficient store personnel (“Professional Parts People”) using an advanced point-of-sale system

•	an extensive selection and availability of products

•	attractive stores in convenient locations

•	competitive pricing, supported by a good, better, best product assortment designed to meet all of our customers’ quality and value preferences

Technically Proficient Professional Parts People:

Our highly-motivated, technically-proficient Professional Parts People provide us with a significant competitive advantage, particularly over less specialized retail operators. We require our Professional Parts People to undergo extensive and ongoing training and to be technically knowledgeable, particularly with respect to hard parts, in order to better serve the technically-oriented professional service providers with whom they interact on a daily basis. Such technical proficiency also enhances the customer service we provide to our DIY customers who value the expert assistance provided by our Professional Parts People.

Strategic Distribution Systems:

We believe our commitment to a robust, regional DC network provides for superior replenishment and access to hard-to-find parts and enables us to optimize product availability and inventory levels throughout our store network. Our inventory management and distribution systems electronically link each of our stores to one or more DCs, which provides for efficient inventory control and management. We currently operate 23 regional DCs, which provide our stores with same-day or overnight access to an average of 123,000 stock keeping units (“SKU”s), many of which are hard-to-find items not typically stocked by other auto parts retailers. We believe this timely access to a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

Experienced Management Team:

Our Company philosophy is to “promote from with-in” and the vast majority of our senior management, district managers and store managers have been promoted from with-in the Company. We augment this promote from with-in philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience. We have a strong management team comprised of senior management with 148 professionals who average 17 years of service; 266 corporate managers who average 13 years of service; and 355 district managers who average 12 years of service. Our management team has demonstrated the consistent ability to successfully execute our business plan and growth strategy by generating nineteen consecutive years of record revenues and earnings and positive comparable store sales results since becoming a public company in April of 1993.

Growth Strategy

Aggressively Open New Stores:

We intend to continue to consolidate the fragmented automotive aftermarket. We plan to open approximately 180 new stores in 2012 increasing our penetration in existing markets and expanding into new, contiguous markets. The sites for these new stores have been identified, and to date, we have not experienced significant difficulties in locating suitable sites for construction of new stores or identifying suitable acquisition targets for conversion to O’Reilly stores. We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory, (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store, or (iii) purchasing multi-store chains. New store sites are strategically located in clusters within geographic areas that complement our distribution network in order to achieve economies of scale in management, advertising and distribution. Other key factors we consider in the site selection process include population density and growth patterns, demographic lifestyle segmentation, age and per capita income, vehicle traffic counts, number and type of existing automotive repair facilities, competing auto parts stores within a pre-determined radius, and the operational strength of such competitors.

We target both small and large markets for expansion of our store network. While we have faced, and expect to continue to face, aggressive competition in the more densely populated markets, we believe we have competed effectively, and are well positioned to continue to compete effectively, in such markets and to achieve our goal of continued sales/profit growth within these markets. We also believe that with our dual market strategy, we are better able to operate stores in less densely populated areas, which would not otherwise support a national chain store selling primarily to the retail automotive aftermarket. Consequently, we continue to pursue opening new stores in less densely populated market areas as part of our growth strategy.

Grow Sales in Existing Stores:

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

Selectively Pursue Strategic Acquisitions:

Although the automotive aftermarket industry is still highly fragmented, we believe the ability of national retail chains, such as ourselves, to operate more efficiently than smaller independent operators or mass merchandisers will result in continued industry consolidation. Thus, our intention is to continue to selectively pursue acquisition targets that will strengthen our position as a leading automotive aftermarket parts supplier in existing markets and provide a springboard into new markets.

Continually Enhance Store Design and Location:

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

Grow Professional Relationships with Professional Service Providers in the Western United States:

In order to implement our proven dual market strategy throughout the acquired CSK store network and grow our share of the professional service provider market in those areas, we have added four additional DCs to the Western markets since the CSK acquisition. Our strategically located DCs provide converted CSK stores with same-day or overnight delivery access to an average of 123,000 SKUs and give these stores an important tool to provide industry-leading customer service to the professional service provider, as well as the DIY customer. In addition, our Professional Parts People receive ongoing training on our product lines, customer service and O’Reilly policies and procedures aimed at building and improving relationships with professional service providers.

The steps we have taken to implement our dual market strategy in the acquired CSK stores have allowed us to begin to capture market share in the Western United States. However, we continue to see significant opportunities to grow our share of the professional service provider business. This growth will be driven by our ability to consistently provide superior customer service and parts availability, proving O’Reilly as a reliable partner and elevating our status as the preferred supplier on the call lists of professional service providers.

Team Members

As of January 31, 2012, we employed 49,148 Team Members (32,700 full-time Team Members and 16,448 part-time Team Members), of whom 41,693 were employed at our stores, 5,917 were employed at our DCs and 1,538 were employed at our corporate and regional offices. A union represents 49 stores (459 Team Members) in the Greater Bay Area in California, and has for many years. In addition, approximately 75 Team Members who drive over-the-road trucks in two of our DCs are represented by a labor union. Except for these Team Members, our Team Members are not represented by labor unions. Our tradition of 55 years has been to treat all of our Team Members with honesty and respect and to commit significant resources to instill in them our “Live Green” Culture, which emphasizes the importance of each Team Member’s contribution to the success of O’Reilly. This focus on professionalism and fairness has created an industry-leading team and we consider our relations with our Team Members to be excellent.

Store Network

Store Locations and Size:

As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national chain selling primarily to the retail automotive aftermarket. Our stores, on average, carry approximately 21,000 SKUs and average approximately 7,100 total square feet in size. At December 31, 2011, we had a total of approximately 27 million square feet in our 3,740 stores. Our stores are served primarily by the nearest DC, which averages 123,000 SKUs, but also have same-day access to the broad selection of inventory available at one of our 192 Hub stores, which, on average, carry approximately 39,000 SKUs and average approximately 10,000 square feet in size.

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

The following table sets forth the geographic distribution and activity of our stores as of December 31, 2011 and 2010:

	December 31, 2010		2011 Net, New Stores		December 31, 2011
State	Store Count	% of Total Store Count	Store Change	% of Total Store Change	Store Count	% of Total Store Count	Cumulative % of Total Store Count
Texas	545	15.3%	18	10.6%	563	15.1%	15.1%
California	473	13.2%	1	0.6%	474	12.7%	27.7%
Missouri	180	5.0%	1	0.6%	181	4.8%	32.6%
Georgia	152	4.3%	9	5.3%	161	4.3%	36.9%
Washington	139	3.9%	2	1.2%	141	3.8%	40.6%
Illinois	128	3.6%	13	7.6%	141	3.8%	44.4%
Tennessee	135	3.8%	3	1.8%	138	3.7%	48.1%
Arizona	129	3.6%	(1)	-0.6%	128	3.4%	51.5%
North Carolina	97	2.7%	23	13.5%	120	3.2%	54.7%
Oklahoma	110	3.1%	2	1.2%	112	3.0%	57.7%
Alabama	108	3.0%	4	2.4%	112	3.0%	60.7%
Minnesota	104	2.9%	2	1.2%	106	2.8%	63.6%
Ohio	79	2.2%	22	12.9%	101	2.7%	66.3%
Arkansas	97	2.7%	2	1.2%	99	2.6%	68.9%
Michigan	76	2.1%	18	10.6%	94	2.5%	71.4%
Indiana	83	2.3%	6	3.5%	89	2.4%	73.8%
Louisiana	84	2.4%	3	1.8%	87	2.3%	76.1%
Colorado	87	2.4%	(3)	-1.8%	84	2.2%	78.4%
Wisconsin	67	1.9%	11	6.5%	78	2.1%	80.5%
Mississippi	71	2.0%	—	0.0%	71	1.9%	82.4%
Kansas	66	1.8%	5	2.9%	71	1.9%	84.3%
Iowa	66	1.8%	—	0.0%	66	1.8%	86.0%
Kentucky	57	1.6%	5	2.9%	62	1.7%	87.7%
South Carolina	58	1.6%	3	1.8%	61	1.6%	89.3%
Utah	54	1.5%	1	0.6%	55	1.5%	90.8%
Florida	42	1.2%	4	2.4%	46	1.2%	92.0%
Nevada	45	1.3%	(1)	-0.6%	44	1.2%	93.2%
Oregon	42	1.2%	2	1.2%	44	1.2%	94.4%
New Mexico	37	1.0%	2	1.2%	39	1.0%	95.4%
Idaho	31	0.9%	(1)	-0.6%	30	0.8%	96.2%
Nebraska	29	0.8%	1	0.6%	30	0.8%	97.0%
Virginia	14	0.4%	11	6.5%	25	0.7%	97.7%
Montana	23	0.6%	—	0.0%	23	0.6%	98.3%
Wyoming	16	0.4%	—	0.0%	16	0.4%	98.7%
North Dakota	13	0.4%	—	0.0%	13	0.3%	99.1%
Alaska	11	0.3%	1	0.6%	12	0.3%	99.4%
Hawaii	11	0.3%	—	0.0%	11	0.3%	99.7%
South Dakota	11	0.3%	—	0.0%	11	0.3%	100.0%
West Virginia	—	0.0%	1	0.6%	1	0.0%	100.0%

Total	3,570	100.0%	170	100.0%	3,740	100.0%

Store Layout:

We utilize a computer-assisted store layout system to provide a uniform and consistent retail merchandise presentation and customize our hard-parts inventory assortment to meet the specific needs of a particular market area. Front room merchandise is arranged to provide easy customer access, maximum selling space and to prominently display high-turnover products and accessories to customers. To ensure the best customer experience possible, we have selectively implemented bilingual in-store signage based on the demographics in each store’s geographic area. Aisle displays and end caps are used to feature high-demand or seasonal merchandise, new items and advertised specials.

Store Automation:

To enhance store-level operations, customer service and reliability, we use Linux servers and IBM I-Series computer systems in our stores. These systems are linked with the I-Series computers located in each of our DCs. Our point-of-sale terminals provide immediate access to our electronic catalog to graphically display parts and pricing information by make, model and year of vehicle and use barcode scanning technology to price our merchandise. This system speeds transaction times, reduces the customer’s checkout time, ensures accuracy and provides enhanced customer service. Moreover, our store automation systems capture detailed sales information which assists in store management, strategic planning, inventory control and distribution efficiency.

New Store Site Selection:

In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in management, advertising and distribution. Other key factors we consider in the site selection process are identified below:

•	population density;

•	demographics including age, ethnicity, life style and per capita income;

•	market economic strength, retail draw and growth patterns;

•	number, age and percent of luxury makes of registered vehicles;

•	the number, type and sales potential of existing automotive repair facilities;

•	the number of auto parts stores and other competitors within a predetermined radius and the operational strength of such competitors;

•	physical location, traffic count, size, economics and presentation of the site;

•	financial review of adjacent existing locations; and

•	the type and size of store that should be developed.

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

Management Structure

Each of our stores is staffed with a store manager and one or more assistant managers, in addition to parts specialists, retail and/or installer service specialists and other positions required to meet the specific needs of each store. Each of our 355 district managers has general supervisory responsibility for an average of 10 stores, which provides our stores with the appropriate amount of operational support.

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

We provide financial incentives to our district managers and all store Team Members through incentive compensation programs. Under our incentive compensation programs, base salary is augmented by incentive compensation based upon their individual and/or store’s sales and profitability. In addition, each of our district and store managers participates in our stock option program. We believe that our incentive compensation programs significantly increase the motivation and overall performance of our district and store Team Members and enhance our ability to attract and retain qualified management and other personnel.

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

Customer Service

We seek to provide our customers with an efficient and pleasant in-store experience by maintaining attractive stores in convenient locations with a wide selection of automotive products. We believe that the satisfaction of DIY and professional service provider customers is substantially dependent upon our ability to provide, in a timely fashion, the specific automotive products requested. Accordingly, each O’Reilly store carries a broad selection of automotive products designed to cover a wide range of vehicle applications. We continuously refine the inventory levels and assortments carried in our stores, based in large part on the sales movement tracked by our inventory control system, market vehicle registration data, failure rates and management’s assessment of the changes and trends in the marketplace. We have no material backlog of orders for the products we sell.

Our online ordering service provides enhanced customer service capabilities to our DIY and professional service provider customers. Our program allows customers to view available parts and prices online, purchase parts online and/or either ship these purchases to their location or have these parts available for pick up in our local store.

Distribution Systems

We believe that our tiered distribution model provides industry-leading parts availability and store in-stock positions, while lowering our inventory carrying costs and controlling inventory. Moreover, we believe that our ongoing, significant capital investments made to expand the network of DCs allows us to efficiently service new stores that are planned to open in contiguous market areas as well as servicing our existing store network. Our distribution expansion strategy complements our new store opening strategy by supporting newly established clusters of stores located in the regions surrounding each DC. We currently have a total growth capacity of approximately 500 stores in our distribution network.

Distribution Centers:

We currently operate 23 DCs comprised of approximately 8.5 million operating square feet (see the “Properties” table in Item 2 of this Form 10-K for a detailed listing of DC operating square footages). Our DCs utilize technology to electronically receive orders from computers located in each of our stores. Our DCs stock an average of 123,000 SKUs and most DCs are linked to multiple other regional DCs’ inventory. Our DCs provide five-night-a-week delivery, primarily via a Company-owned fleet, to all of our stores in the continental United States. In addition, stores within a DC metropolitan area receive multiple daily deliveries from our DC “city counters”, many of which receive this service seven days per week.

As part of our continuing efforts to enhance our distribution network in 2012 we plan to:

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

Master Inventory “Hub” Stores:

We currently operate 192 strategically placed Master Inventory “Hub” stores. In addition to serving DIY and professional service provider customers in their markets, Hub stores also provide our other stores within the surrounding area access to an expanded selection of SKUs on a same-day basis. Our Hub stores average approximately 3,000 square feet more than our typical stores and carry an average of 18,000 SKUs more than our typical stores.

Products and Purchasing

Our stores offer DIY and professional service provider customers a wide selection of brand name and private label products for domestic and imported automobiles, vans and trucks. Our merchandise generally consists of nationally recognized, well-advertised, premium name brand products such as AC Delco, Armor All, Bosch, BWD, Cardone, Castrol, Gates Rubber, Monroe, Moog, Pennzoil, Prestone, Quaker State, STP, Turtle Wax, Valvoline, Wagner, and Wix. In addition to name brand products, our stores carry a wide variety of high-quality private label products under our BestTest®, BrakeBest®, Master Pro®, Micro-Gard®, Murray®, Omnispark®, O’Reilly Auto Parts®, Power Torque®, Super Start®, and Ultima® proprietary name brands. Our private label products are produced by nationally recognized manufacturers and meet or exceed original equipment manufacturer specifications and provide a great combination of quality and value – a characteristic important to our DIY customers. We have added O’Reilly branded chemicals and commodities as well as proprietary private label products to all acquired CSK stores. These stores have also undergone hard-part resets, which significantly increased their hard-part SKU offering, giving our customers in all stores a good, better, and best product offering.

We have no long-term contractual purchase commitments with any of our vendors, nor have we experienced difficulty in obtaining satisfactory alternative supply sources for automotive parts. We believe that alternative supply sources exist at substantially similar costs, for substantially all of the automotive products that we sell. It is our policy to take advantage of payment and seasonal purchasing discounts offered by our vendors and to utilize extended dating terms available from vendors. During 2011, we entered into various programs and arrangements with certain vendors that provided for extended dating and payment terms for inventory purchases. As a whole, we consider our relationships with our vendors to be very good.

We purchase automotive products in substantial quantities from over 500 vendors, the five largest of which accounted for approximately 21% of our total purchases in 2011. Our largest vendor in 2011 accounted for approximately 6% of our total purchases and the next four largest vendors each accounted for approximately 3% to 6% of such purchases.

Marketing

Marketing to the DIY Customer:

We use an integrated marketing program, which includes television, radio, direct mail and newspaper distribution, in-store and online promotions, and sports and event sponsorships to aggressively attract DIY customers. The marketing strategy we employ is highly effective and has led to a measurable increase in awareness of the O’Reilly Brand across our geographic footprint. We utilize a combination of brand and product/price messaging to drive retail traffic and purchases, which frequently coincide with key sales events. We continued to co-brand all forms of advertising in the markets containing acquired CSK stores during the first half of 2011. This manner of advertising and marketing was essential to not only build awareness of the O’Reilly Brand in those markets, but to also allow for a smoother transition throughout the entire rebranding process. Store signage of all acquired CSK stores was changed to the O’Reilly Brand during 2011, at which time co-branding ended and all forms of advertising promoted the O’Reilly Brand in all our markets.

To stimulate sales among racing enthusiasts, who we believe individually spend more on automotive products than the general public, we sponsored multiple nationally-televised races and over 1,500 grassroots, local, and regional motorsports events throughout 38 states during 2011. We maintained our partnership with the National Association for Stock Car Racing (“NASCAR”) as the Official Auto Parts Store of NASCAR and were the title sponsor of five National Hot Rod Association (“NHRA”) races from Pomona, California to Charlotte, North Carolina.

During the fall and winter months, we strategically sponsor National Collegiate Athletic Association (“NCAA”) basketball and the National Football League (“NFL”). Our relationships with over 50 NCAA teams and tournaments have resulted in prominently-displayed O’Reilly logos on TV-visible scoring table signs throughout the season.

Through an expanded use of Spanish language radio, print, and outdoor, as well as sponsorships of over 45 local and regional festivals and events, we demonstrated our commitment to increasing marketing efforts that are targeted toward the Hispanic auto parts consumer.

In 2011, we continued our dedicated problem/solution communication strategy, which encourages vehicle owners to perform regular maintenance as a way to save money and protect their automotive investment over the long-term. This highly relevant message resonates with consumers and establishes O’Reilly as their source for the parts they need and excellent customer service.

Marketing to the Professional Service Provider Customer:

We have over 460 full-time O’Reilly sales representatives strategically located across our market areas as part of our First Call® program. Each sales representative is dedicated solely to calling upon, selling to and servicing our professional service provider customers. Targeted marketing materials such as flyers, quick reference guides and catalogs are produced and distributed on a regular basis to professional service providers, paint and body shops and fleet customers. Our industry-leading First Call program enables our sales representatives, district managers, and store managers to provide excellent customer service to each of our professional service provider accounts by providing the products and services identified below:

•	broad selection of merchandise at competitive prices

•	dedicated Installer Service Specialists in our stores

•	multiple, daily deliveries from our stores

•	same-day or overnight access to an average of 123,000 SKUs through five-night-a-week store inventory replenishments

•	separate service counter and phone line in our stores dedicated exclusively to service professional service providers

•	trade credit for qualified accounts

•	First Call Online, a dedicated Internet based catalog and ordering system designed to connect professional service providers directly to our inventory system

•	training and seminars covering topics of interest, such as technical updates, safety and general business management

•	access to a comprehensive inventory of products and equipment needed to operate and maintain their shop

•	Certified Auto Repair Center Program, a program that provides professional service providers with business tools they can utilize to profitably grow and market their shops

Marketing to the Independently Owned Parts Store:

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

Approximately 190 jobber stores currently purchase automotive products from Ozark and participate in our Parts City Auto Parts program, our proprietary jobber service program. As a participant in these programs, a jobber store, which meets certain financial and operational standards, is permitted to indicate its Parts City Auto Parts membership through the display of the respective logo that is owned by Ozark. In return for a commitment to purchase automotive products from Ozark, we provide computer software for business management, competitive pricing, advertising, marketing and sales assistance to Parts City Auto Parts affiliate stores.

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

We have repositioned the product offering and pricing in all acquired CSK stores to an every-day low price strategy to ensure we are competitive in every market in which we operate. We believe competitive pricing is needed to grow our market share and maintain a customer’s repeat business, and we believe strongly that this strategy is more sustainable, requires less promotional spending and will produce better results than CSK’s historical promotional-based, high/low pricing strategy.

Customer Payments and Returns Policy

Our stores accept cash, checks, debit and credit cards. We also grant credit to many professional service provider customers who meet our pre-established credit requirements. Some of the factors considered in our pre-established credit requirements include customer creditworthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. No customer accounted for ten percent or more of our consolidated net sales, nor do we have any dependence on any single customer.

We accept product returns for new products, core products and warranty/defective products.

INDUSTRY ENVIRONMENT

The automotive aftermarket industry includes all products and services purchased for light- and heavy-duty vehicles after the original sale. The total size of the automotive aftermarket is estimated to be $215 billion, according to the Automotive Aftermarket Industry Association (“AAIA”). This market is made up of four segments – labor share of professional service provider sales, auto parts share of professional service provider sales, DIY sales and tire sales. O’Reilly’s addressable market within this industry includes the auto parts share of professional service provider sales and DIY sales. We do not sell tires or perform automotive repairs or installations.

Competition

We compete in both the DIY and professional service provider portions of the automotive aftermarket and are one of the largest specialty retailers within that market. We compete primarily with the stores identified below:

•	national retail and wholesale automotive parts chains (such as AutoZone, Inc., Advance Auto Parts, NAPA, CARQUEST and the Pep Boys - Manny, Moe and Jack, Inc.)

•	regional retail and wholesale automotive parts chains

•	independently owned parts stores

•	wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations such as NAPA, CARQUEST, Bumper to Bumper and Auto Value)

•	automobile dealers

•	mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.)

We compete on the basis of customer service, which includes merchandise selection and availability, technical proficiency and helpfulness of store personnel, price, store layout and convenient and accessible store locations. Our dual market strategy requires significant capital expenditures to support, such as the capital expenditures required for the distribution network, store network and inventory levels necessary for providing products to both the DIY and professional service provider portions of the automotive aftermarket.

Inflation and Seasonality

We have been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. To the extent our acquisition cost increases due to base commodity price increases industry wide, we have typically been able to pass along these increased costs through higher retail prices for the affected products. As a result, we do not believe our operations have been materially, adversely affected by inflation.

To some extent our business is seasonal, primarily as a result of the impact of weather conditions on customer buying patterns. Store sales, profits and inventory levels have historically been higher in the second and third quarters (April through September) than in the first and fourth quarters (October through March) of the year.

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

Compliance with any such laws and regulations has not had a material adverse effect on our operations to date. We cannot give any assurance, however, that we will not incur significant expenses in the future in order to comply with any such laws or regulations.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following paragraphs discuss information about our executive officers who are not also directors:

Gregory L. Henslee, age 51, Chief Executive Officer and Co-President, has been an O’Reilly Team Member for 27 years. Mr. Henslee’s O’Reilly career started as a parts specialist, and during his first five years he served in several positions in retail store operations, including district manager. From there he advanced to Computer Operations Manager, and over the next 15 years, he served as Director of Computer Operations/Loss Prevention, Vice President of Store Operations and as Senior Vice President. In 1999, he became President of Merchandise, Distribution, Information Systems and Loss Prevention, and has been in his current positions of Chief Executive Officer and Co-President since 2005.

Ted F. Wise, age 61, Chief Operating Officer and Co-President, has been an O’Reilly Team Member for 41 years. Mr. Wise’s primary areas of responsibility are Sales, Operations and Real Estate. He began his O’Reilly career in sales in 1970, was promoted to store manager in 1973 and became our first district manager in 1977. He continued his progression with O’Reilly as Operations Manager, Vice President, Senior Vice President of Operations and Sales, and Executive Vice President. He has been President of Sales, Operations and Real Estate since 1999, and in his current positions of Chief Operating Officer and Co-President since 2005.

Thomas G. McFall, age 41, Executive Vice President of Finance and Chief Financial Officer, has been an O’Reilly Team Member since 2006 and has held his position as Chief Financial Officer during this time. Mr. McFall’s primary areas of responsibility are Finance, Accounting, Risk Management and Human Resources. Prior to joining O’Reilly, Mr. McFall held the position of Chief Financial Officer – Midwest Operation for CSK, following CSK’s acquisition of Murray’s Discount Auto Stores (“Murray’s”). Mr. McFall served Murray’s for eight years as Controller, Vice President of Finance, and Chief Financial Officer, with direct responsibility for finance and accounting, distribution and logistics operations. Prior to joining Murray’s, Mr. McFall was an Audit Manager with Ernst & Young, LLP in Detroit, Michigan.

Gregory D. Johnson, age 46, Senior Vice President of Distribution Operations, has been an O’Reilly Team Member for 29 years. Mr. Johnson’s primary area of responsibility is Distribution and Logistics. He began his O’Reilly career as a part-time stocker in the Nashville DC in 1982 and advanced with O’Reilly as Retail Systems Manager, WMS Systems Development Manager, Director of Distribution and Vice President of Distribution. He has been in his current position as Senior Vice President since September 2007.

Randy Johnson, age 56, Senior Vice President of Inventory Management, has been an O’Reilly Team Member for 38 years. Mr. Johnson’s primary area of responsibility is Inventory Management, Purchasing, Logistics, and Store Design. He began his career in a DC in 1973, working in the stocking, shipping and will call counter departments, and was promoted to customer service manager in 1976. He continued to progress with the development of the inventory control department as Inventory Control Manager and Vice President of Store Inventory Management. He has been in his current position as Senior Vice President of Inventory Management since October 2010.

Jeff M. Shaw, age 49, Senior Vice President of Sales and Operations, has been an O’Reilly Team Member for 23 years. Mr. Shaw’s primary areas of responsibility are Store Operations and Sales. His O’Reilly career started as a parts specialist, and has progressed through the roles of store manager, district manager, regional manager and Vice President of the Southern division. He advanced to Vice President of Sales and Operations in 2003 and to his current position as Senior Vice President of Sales and Operations in 2004.

Michael D. Swearengin, age 51, Senior Vice President of Merchandise, has been an O’Reilly Team Member for 18 years. Mr. Swearengin’s primary areas of responsibility are Merchandise, Pricing and Advertising. His O’Reilly career started as an employee in a store later acquired by O’Reilly, he then became Product Manager, a position he held for four years. From there he advanced to Senior Product Manager, Director of Merchandise and Vice President of Merchandise with responsibility for product mix and replenishment. He has been in his current position as Senior Vice President since 2004.

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

AVAILABLE INFORMATION

Our Internet address is www.oreillyauto.com. Interested readers can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission website at www.sec.gov and searching with our ticker symbol “ORLY”. Such reports are generally available the day they are filed. Upon request, we will furnish interested readers a paper copy of such reports free of charge by contacting Mark Merz, Director of External Reporting and Investor Relations, at 233 South Patterson Avenue, Springfield, Missouri, 65802.

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

Overall demand for products sold in the automotive aftermarket is dependent upon many factors including the total number of vehicle miles driven in the U.S., the total number of registered vehicles the U.S., the age and quality of these registered vehicles and the level of unemployment in the U.S. Adverse changes in these factors could lead to a decreased level of demand for our products, which could negatively impact our business, results of operations, financial condition and cash flows.

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

We cannot assure that the recently integrated CSK Auto Corporation (“CSK”) stores will perform at the same desired level of profitability as historic O’Reilly stores.

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

A downgrade in our credit rating would impact our cost of capital and could impact the market value of our unsecured senior notes as well as limit our access to attractive vendor financing programs.

Credit ratings are an important part of our cost of capital. The evaluations are based upon, among other factors, our financial strength. Our current credit ratings provide us with the ability to borrow funds at a specific rate. A downgrade in our current credit rating from both agencies would adversely affect our cost of capital by causing us to pay a higher interest rate on borrowed funds under our credit facility. A downgrade could also adversely affect the market price and/or liquidity of our notes, preventing a holder from selling the notes at a favorable price, as well as adversely affect our ability to issue new notes in the future. In addition, a downgrade could limit the financial institutions willing to commit funds to our vendor financing programs at attractive rates. Decreased participation in our vendor financing programs would lead to an increase in working capital needed to operate the business adversely affecting our cash flow.

Our increased debt levels could adversely affect our cash flow and prevent us from fulfilling our obligations.

We have in place, an unsecured revolving credit facility and unsecured senior notes, which could have important consequences to our financial health. For example, our level of indebtedness could, among other things:

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

Both the DIY and professional service provider portions of our business are highly competitive, particularly in the more densely populated areas that we serve. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than we are, but have a greater presence than we do in a particular market. We may have to expend more resources and risk additional capital to remain competitive. For a list of our principal competitors, see the “Competition” section of Item 1 of this annual report on Form 10-K.

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

We believe that our ability to open additional, profitable stores at a high growth rate will be a significant factor in achieving our growth objectives for the future. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2012 and beyond will be achieved. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. For a discussion of our growth strategies, see the “Growth Strategy” section of Item 1 of this annual report on Form 10-K.

We are sensitive to regional economic and weather conditions that could reduce our costs and sales.

Approximately 28% of our stores are located in Texas and California. Therefore, our business is sensitive to the economic and weather conditions of those regions. Unusually inclement weather, such as significant rain, snow, sleet, freezing rain, flooding, seismic activity and hurricanes, has historically discouraged our customers from visiting our stores during the affected period and reduced our sales, particularly to DIY customers. In addition, our stores located in coastal regions may be subject to increased insurance claims resulting from regional weather conditions and our results of operations and financial condition could be adversely affected.

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

Risks related to us and unanticipated fluctuations in our quarterly operating results, could affect our stock price.

We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful indicators of our future operating results and should not be relied on as an indication of future performance. If our quarterly operating results fail to meet the expectations of analysts, the trading price of our common stock could be negatively affected. We cannot be certain that our business strategy and our plans to integrate the operations of CSK will be successful or that they will successfully meet the expectations of these analysts. If we fail to adequately address any of these risks or difficulties, our business would likely suffer.

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

Business interruptions in our distribution centers or other facilities may affect our store hours, operability of our computer systems, and/or availability and distribution of merchandise, which may affect our business.

Weather, terrorist activities, war or other disasters or the threat of them, may result in the closure of our distribution centers (“DC”s) or other facilities or may adversely affect our ability to deliver inventory to our stores on a nightly basis. This may affect our ability to timely provide products to our customers, resulting in lost sales or a potential loss of customer loyalty. Some of our merchandise is imported from other countries and these goods could become difficult or impossible to bring into the United States, and we may not be able to obtain such merchandise from other sources at similar prices. Such a disruption in revenue could potentially have a negative impact on our results of operations and financial condition.

We rely extensively on our computer systems to manage inventory, process transactions and timely provide products to our customers. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, security breaches or other catastrophic events. If our systems are damaged or fail to function properly, we may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions. Such a disruption in revenue could potentially have a negative impact on our results of operations and financial condition.

A breach of customer, Team Member or Company information could damage our reputation or result in substantial additional costs or possible litigation.

Our business involves the storage of personal information about our customers and Team Members. We have taken reasonable and appropriate steps to protect this information; however, if we experience a significant data security breach, we could be exposed to damage to our reputation, additional costs, lost sales or possible regulatory action. The regulatory environment related to information security and privacy is constantly changing, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches, and such a breach could potentially have a negative impact on our results of operations and financial condition.

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

Distribution centers and other properties

We currently operate 23 regional distribution centers (“DC”s). As of December 31, 2011, we leased eight DCs (2.8 million operating square footage) and owned 15 DCs (5.7 million operating square footage) for total DC square footage of 8.5 million. The following table provides information regarding our DCs, returns facilities and corporate offices as of December 31, 2011:

Location	Principal Use(s)	Operating Square Footage (1)	Interest	Lease Term Expiration
Atlanta, GA	Distribution Center	492,350	Leased	12/31/2024
Belleville, MI	Distribution Center	333,262	Leased	2/28/2015
Billings, MT	Distribution Center	108,300	Leased	1/31/2031
Dallas, TX	Distribution Center	442,000	Owned
Denver, CO	Distribution Center	321,242	Owned
Des Moines, IA	Distribution Center	253,886	Owned
Greensboro, NC	Distribution Center	441,600	Owned
Houston, TX	Distribution Center	532,615	Owned
Indianapolis, IN	Distribution Center	657,603	Owned
Kansas City, MO	Distribution Center	299,018	Owned
Knoxville, TN	Distribution Center	150,766	Owned
Little Rock, AR	Distribution Center	122,969	Leased	3/31/2017
Lubbock, TX	Distribution Center	276,896	Owned
Mobile, AL	Distribution Center	301,068	Leased	12/31/2022
Moreno Valley, CA	Distribution Center	547,478	Owned
Nashville, TN	Distribution Center	315,977	Leased	12/31/2018
Oklahoma City, OK	Distribution Center	320,667	Owned
Phoenix, AZ	Distribution Center	383,570	Leased	6/22/2015
Salt Lake City, UT	Distribution Center	294,932	Owned
Seattle, WA	Distribution Center	533,790	Owned
Springfield, MO	Distribution Center	328,721	Owned
Stockton, CA	Distribution Center	720,836	Leased	6/30/2025
St. Paul, MN	Distribution Center	324,668	Owned
Auburn, WA	Bulk Facility	81,761	Leased	6/30/2018
Commerce, CA	Bulk Facility	75,000	Leased	8/31/2013
McAllen, TX	Bulk Facility	24,560	Leased (2)	4/30/2017
Springfield, MO	Bulk Facility	35,200	Owned
Springfield, MO	Return/Deconsolidation Facility	248,480	Owned
Phoenix, AZ	Corporate Offices	174,664	Leased	10/31/2012
Springfield, MO	Corporate Offices	435,600	Owned
Springfield, MO	Corporate Offices	34,617	Leased	8/31/2024
Springfield, MO	Corporate Offices, Training and Technical Center	22,000	Owned

	Total operating square footage	9,636,096

(1)	Includes floor and mezzanine operating square footage, excludes subleased square footage
(2)	Occupied under the terms of a lease with an affiliated party

Of the 23 DCs that we operated at December 31, 2011, 15 were owned and 8 were leased. The leased facilities typically require a fixed base rent, payment of certain tax, insurance and maintenance expense and have an original term of, at a minimum, 20 years, subject to one five-year renewal at our option. One of our bulk facilities is leased from an entity owned by an affiliated director’s immediate family. This lease requires payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses and an original term of 15 years, subject to three five-year renewals at our option. We believe that this lease agreement with the affiliated entity is on terms comparable to those obtainable from third parties.

Of the 3,740 stores that we operated at December 31, 2011, 1,286 stores were owned, 2,381 stores were leased from unaffiliated parties and 77 stores were leased from entities in which certain of our affiliated directors, members of our affiliated director’s immediate family, or our executive officers, are affiliated. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses and an original term of, at a minimum, 10 years, subject to one or more renewals at our option. We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby. Such master lease agreements with two of the six affiliated entities have been modified to extend the term of the lease agreement for specific stores. The master lease agreements or modifications thereto expire on dates ranging from March 31, 2013, to September 30, 2031. We believe that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.

We believe that our present facilities are in good condition, are adequately insured and are adequate for the conduct of our current operations. The store servicing capability of our 23 existing DCs is approximately 4,340 stores, providing a growth capacity of more than 500 stores. We believe this growth capacity will provide us with the DC infrastructure needed for near-term expansion without the need for additional DC facilities.

Item 3.	Legal Proceedings

O’Reilly Litigation:

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. The Company records reserves for litigation losses in instances where a material adverse outcome is probable and the Company is able to reasonably estimate the probable loss. The Company reserves for an estimate of material legal costs to be incurred in pending litigation matters. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters, taking into account applicable insurance and reserves, will have a material adverse effect on its consolidated financial position, results of operations or cash flows in a particular quarter or annual period.

In addition, O’Reilly is involved in resolving governmental investigations that were being conducted against CSK and CSK’s former officers and other litigation, prior to its acquisition by O’Reilly, as described below.

CSK Pre-Acquisition Matters – Governmental Investigations and Actions:

As previously reported, the governmental investigations of CSK regarding its legacy pre-acquisition accounting practices have concluded.

CSK’s former Controller and its former Director of Credit and Receivables pled guilty to obstruction of justice on April 7, 2009 and April 15, 2009, respectively, as previously reported. They were sentenced on November 7, 2011. CSK’s former Chief Financial Officer was sentenced, as previously reported, on September 19, 2011. No appeal followed. Accordingly, with the sentencing on November 7, 2011, criminal proceedings against former CSK employees have reached finality.

The action filed by the SEC on July 22, 2009, against Maynard L. Jenkins, the former Chief Executive Officer of CSK, seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, as previously reported, has also reached finality. On November 16, 2011, the Court entered a Final Judgment which required Mr. Jenkins to reimburse $2.8 million to the Company as successor SEC issuer to CSK Auto Corp. Since entry of the Final Judgment, the payment obligation created thereunder has been satisfied and O’Reilly has recorded the reimbursement as an adjustment to operating income in the fourth quarter of 2011.

The previously reported SEC civil action for alleged misconduct related to CSK’s historical accounting practices against the former Chief Financial Officer, Controller and Director of Credit and Receivables of CSK, remains ongoing. However, on January 20, 2012, the parties filed a “Joint Report On Settlement Talks” wherein they report that offers of settlement had been made which would be presented to the Commission for its consideration and approval. The parties have requested a “complete litigation standstill” while the Commission considers the settlement offers made. Under Delaware law, the charter documents of the CSK entities, and certain indemnification agreements, CSK may have certain indemnification obligations in connection with the SEC civil action, and, as a result, O’Reilly is currently incurring legal fees in relation to the ongoing SEC litigation. Some of these indemnification obligations and other related costs may not be covered by CSK’s insurance policies.

As a result of the CSK acquisition, O’Reilly has incurred and expects to continue to incur additional legal fees and costs related to the indemnity obligations arising from the litigation commenced by the DOJ and SEC against CSK’s former employees until final resolution of the remaining matters. O’Reilly has a remaining reserve, with respect to the indemnification obligations of $14.1 million at December 31, 2011, which relates to both expected additional legal fees and costs and to the payment of those legal fees and costs already incurred.

The remaining litigation, as described above, is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by an ultimate resolution of such matter, depending, in part, upon the results of operations or cash flows for such period. However, at this time, management believes that the ultimate outcome of the pending matters, after consideration of applicable reserves should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common stock:

Shares of O’Reilly Automotive, Inc. (the “Company”) common stock are traded on The NASDAQ Global Select Market (“Nasdaq”) under the symbol “ORLY”. The Company’s common stock began trading on April 22, 1993; no cash dividends have been declared since that time, and we do not anticipate paying any cash dividends in the foreseeable future.

As of February 20, 2012, the Company had approximately 96,000 shareholders of common stock based on the number of holders of record and an estimate of individual participants represented by security position listings.

The prices in the following table represent the high and low sales price for the Company’s common stock as reported by Nasdaq.

	2011		2010
	High	Low	High	Low
First Quarter	$60.69	$54.42	$43.00	$37.73
Second Quarter	65.51	55.38	51.40	41.61
Third Quarter	71.72	56.91	54.07	46.07
Fourth Quarter	81.70	64.97	63.04	52.84
For the Year	81.70	54.42	63.04	37.30

Sales of unregistered securities:

There were no sales of unregistered securities during the year ended December 31, 2011.

Issuer purchases of equity securities:

The following table identifies all repurchases during the fourth quarter ended December 31, 2011, of any of the Company’s securities registered under Section 12 of the Exchange Act, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share amounts):

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
October 1, 2011, through October 31, 2011	291	$65.81	291	$140,869
November 1, 2011, through November 30, 2011	581	75.32	581	597,160
December 1, 2011, through December 31, 2011	932	78.82	932	523,678

Total for the quarter ended December 31, 2011	1,804	$75.60	1,804

(1)	On January 11, 2011, the Company announced a $500 million share repurchase program, which was approved by the Board of Directors, scheduled to expire on January 10, 2014. On August 5, and November 16, 2011, the Company announced that its Board of Directors approved resolutions to increase the authorization under the repurchase program by additions of $500 million each, raising the cumulative authorization under the repurchase program to $1.5 billion. The additional $500 million authorizations are scheduled to expire on August 5, 2014 and November 16, 2014, respectively. Under the program, the Company may, from time to time, repurchase shares of its common stock solely through open market purchases effected through a broker dealer at prevailing market prices. No other share repurchase programs existed during the year ended December 31, 2011.

The Company repurchased a total of 15.9 million shares of its common stock under its publicly announced share repurchase program during the year ended December 31, 2011, at an average price per share of $61.49. Subsequent to December 31, 2011, and up to and including February 28, 2012, the Company repurchased an additional 0.6 million shares of its common stock at an average price per share of $83.39, for a total investment of $48 million, excluding fees and commissions.

Stock performance graph:

The graph below shows the cumulative total shareholder return assuming the investment of $100, on December 29, 2006, and the reinvestment of dividends thereafter, in the Company’s common stock versus the Nasdaq Retail Trade Stocks Total Return Index, Nasdaq United States Stock Market Total Returns Index (“Nasdaq US”) and the Standard and Poor’s S&P 500 Index (“S&P 500”).

Company/Index	Dec. 29, 2006	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010	Dec. 30, 2011
O’Reilly Automotive, Inc.	$100	$101	$96	$119	$188	$249
Nasdaq Retail Trade Stocks	100	91	63	88	110	124
Nasdaq US	100	108	66	95	113	114
S&P 500	100	105	66	84	97	99

Item 6.	Selected Financial Data

The table below compares O’Reilly Automotive, Inc.’s (the “Company’s”) selected financial data over a ten-year period. In 2005 and 2008, the Company acquired Midwest Auto Parts Distributors and CSK Auto Corporation (“CSK”), respectively. The 2005 Midwest acquisition added 72 stores and the 2008 CSK acquisition added 1,342 stores to the O’Reilly store count. Financial results for these acquired companies have been included in the Company’s consolidated financial statements from the dates of the acquisitions forward.

Years ended December 31,	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
(In thousands, except per share data)
INCOME STATEMENT DATA:
Sales	$5,788,816	$5,397,525	$4,847,062	$3,576,553	$2,522,319	$2,283,222	$2,045,318	$1,721,241	$1,511,816	$1,312,490
Cost of goods sold, including warehouse and distribution expenses	2,951,467	2,776,533	2,520,534	1,948,627	1,401,859	1,276,511	1,152,815	978,076	873,481	759,090

Gross profit	2,837,349	2,620,992	2,326,528	1,627,926	1,120,460	1,006,711	892,503	743,165	638,335	553,400
Selling, general and administrative expenses	1,973,381	1,887,316	1,788,909	1,292,309	815,309	724,396	639,979	552,707	473,060	415,099
Former CSK officer clawback	(2,798)	—	—	—	—	—	—	—	—	—
Legacy CSK DOJ investigation charge	—	20,900	—	—	—	—	—	—	—	—

Operating income	866,766	712,776	537,619	335,617	305,151	282,315	252,524	190,458	165,275	138,301
Write-off of asset-based revolving credit agreement debt issuance costs	(21,626)	—	—	—	—	—	—	—	—	—
Termination of interest rate swap agreements	(4,237)	—	—	—	—	—	—	—	—	—
Gain on settlement of note receivable	—	11,639	—	—	—	—	—	—	—	—
Other income (expense), net	(25,130)	(35,042)	(40,721)	(33,085)	2,337	(50)	(1,455)	(2,721)	(5,233)	(7,319)

Total other income (expense)	(50,993)	(23,403)	(40,721)	(33,085)	2,337	(50)	(1,455)	(2,721)	(5,233)	(7,319)

Income before income taxes and cumulative effect of accounting change	815,773	689,373	496,898	302,532	307,488	282,265	251,069	187,737	160,042	130,982
Provision for income taxes	308,100	270,000	189,400	116,300	113,500	104,180	86,803	70,063	59,955	48,990

Income before cumulative effect of accounting change	507,673	419,373	307,498	186,232	193,988	178,085	164,266	117,674	100,087	81,992
Cumulative effect of accounting change, net of tax (a)	—	—	—	—	—	—	—	21,892	—	—

Net income	$507,673	$419,373	$307,498	$186,232	$193,988	$178,085	$164,266	$139,566	$100,087	$81,992

BASIC EARNINGS PER COMMON SHARE: (b)
Income before cumulative effect of accounting change	$3.77	$3.02	$2.26	$1.50	$1.69	$1.57	$1.47	$1.07	$0.93	$0.77
Cumulative effect of accounting change (a)	—	—	—	—	—	—	—	0.20	—	—

Earnings per share – basic	$3.77	$3.02	$2.26	$1.50	$1.69	$1.57	$1.47	$1.27	$0.93	$0.77

Weighted-average common shares outstanding – basic	134,667	138,654	136,230	124,526	114,667	113,253	111,613	110,020	107,816	106,228

EARNINGS PER COMMON SHARE-ASSUMING DILUTION:
Income before cumulative effect of accounting change	$3.71	$2.95	$2.23	$1.48	$1.67	$1.55	$1.45	$1.05	$0.92	$0.76
Cumulative effect of accounting change (a)	—	—	—	—	—	—	—	0.20	—	—

dilution	$3.71	$2.95	$2.23	$1.48	$1.67	$1.55	$1.45	$1.25	$0.92	$0.76

Weighted-average common shares outstanding – assuming dilution	136,983	141,992	137,882	125,413	116,080	115,119	113,385	111,423	109,060	107,384

PRO FORMA INCOME STATEMENT DATA: (c)
Sales									$1,511,816	$1,312,490
Cost of goods sold, including warehouse and distribution expenses									872,658	754,844

Gross profit									639,158	557,646
Selling, general and administrative expenses									473,060	415,099

Operating income									166,098	142,547
Other income (expense), net									(5,233)	(7,319)

Income before income taxes									160,865	135,228
Provision for income taxes									60,266	50,595

Net income									$100,599	$84,633

(a)	The cumulative change in accounting method, effective January 1, 2004, changed the method of applying last-in, first-out accounting policy for certain inventory costs. Under the new method, included in the value of inventory are certain procurement, warehousing and distribution center costs. The previous method was to recognize those costs as incurred, reported as a component of costs of goods sold.
(b)	Adjusted for a 2 for 1 stock split in 2005.
(c)	The pro forma income statement reflects the retroactive application of the cumulative effect of the accounting change to historical periods.

Years ended December 31,	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
SELECTED OPERATING DATA:
Number of stores at year end (a)	3,740	3,570	3,421	3,285	1,830	1,640	1,470	1,249	1,109	981
Total store square footage at year end (in 000s)(a)(b)	26,530	25,315	24,200	23,205	12,439	11,004	9,801	8,318	7,348	6,408
Sales per weighted-average store (in 000s)(a)(b)	$1,566	$1,527	$1,424	$1,379	$1,430	$1,439	$1,478	$1,443	$1,413	$1,372
Sales per weighted-average square foot (in 000s)(b)	$221	$216	$202	$201	$212	$215	$220	$217	$215	$211
Percentage increase in same store sales (c)(d)	4.6%	8.8%	4.6%	1.5%	3.7%	3.3%	7.5%	6.8%	7.8%	3.7%
BALANCE SHEET DATA:
(In thousands)
Working capital	1,027,600	1,072,294	1,007,576	821,932	573,328	566,892	424,974	479,662	441,617	483,623
Total assets	5,500,501	5,047,827	4,781,471	4,193,317	2,279,737	1,977,496	1,718,896	1,432,357	1,157,033	1,009,419
Inventory turnover	1.5	1.4	1.4	1.6	1.6	1.6	1.7	1.6	1.7	1.5
Inventory turnover, net of payables	3.4	2.5	2.6	3.1	3.0	2.8	2.8	2.5	2.3	1.8
Accounts payable to inventory	64.4%	44.3%	42.8%	46.9%	43.2%	39.2%	40.3%	38.5%	27.9%	16.9%
Current portion of long-term debt and short-term debt	662	1,431	106,708	8,131	25,320	309	75,313	592	925	682
Long-term debt, less current portion	796,912	357,273	684,040	724,564	75,149	110,170	25,461	100,322	120,977	190,470
Shareholders’ equity	2,844,851	3,209,685	2,685,865	2,282,218	1,592,477	1,364,096	1,145,769	947,817	784,285	650,524

(a)	Store count for 2002 does not include 27 stores acquired from Dick Smith Enterprises and Davie Automotive, Inc. in December 2002.
(b)	Total square footage includes normal selling, office, stockroom and receiving space. Sales per weighted-average store and square foot are weighted to consider the approximate dates of store openings or expansions.
(c)	Same-store sales are calculated based on the change in sales of stores open at least one year. Percentage increase in same-store sales is calculated based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen, sales to Team Members and sales during the one to two week period certain CSK branded stores were closed for conversion.
(d)	Same-store sales for 2008 include sales for stores acquired in the CSK acquisition. Comparable stores sales for stores operating on O’Reilly systems open at least one year increased 2.6% for the year ended December 31, 2008. Comparable stores sales for stores operating on the legacy CSK system open at least one year decreased 1.7% for the portion of CSK’s sales in 2008 since the July 11, 2008, acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	an overview of the key drivers of the automotive aftermarket industry;

•	key events and recent developments within our company;

•	our results of operations for the years ended 2011, 2010 and 2009;

•	our liquidity and capital resources;

•	any off-balance sheet arrangements we utilize;

•	any contractual obligations to which we are committed;

•	our critical accounting estimates;

•	the inflation and seasonality of our business;

•	our quarterly results for the years ended December 31, 2011, and 2010; and

•	recent accounting pronouncements that may affect our company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this annual report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental regulations, our increased debt levels, credit ratings on our public debt, our ability to hire and retain qualified employees, risks associated with the performance of acquired businesses such as CSK Auto Corporation (“CSK”), weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of this annual report on Form 10-K for the year ended December 31, 2011, for additional factors that could materially affect our financial performance. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States. We are one of the largest automotive aftermarket specialty retailers, selling our products to both do-it-yourself (“DIY”) customers and professional service providers. Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items, accessories, a complete line of auto body paint and related materials, automotive tools and professional service provider service equipment. Our extensive product line includes an assortment of products that are differentiated by quality and price for most of the product lines we offer. For many of our product offerings, this quality differentiation reflects “good”, “better”, and “best” alternatives. Our sales and total gross margin dollars are highest for the “best” quality category of products. Consumers’ willingness to select products at a higher point on the value spectrum is a driver of sales and profitability in our industry. As of December 31, 2011, we operated 3,740 stores in 39 states.

Operating within the retail industry, we are influenced by a number of general macroeconomic factors including, but not limited to, fuel costs, unemployment rates, consumer preferences and spending habits and competition. The difficult conditions that affected the overall macroeconomic environment in recent years continue to impact O’Reilly and the retail sector in general. We believe that the average consumer’s tendency has been to “trade-down” to lower quality products during the recent challenging macroeconomic conditions. We have ongoing initiatives aimed at tailoring our product offering to adjust to customers’ changing preferences; however, we also continue to have initiatives focused on marketing and training to educate customers on the advantages of purchasing up on the value spectrum.

We have ongoing initiatives targeted at marketing higher quality products to our customers and expect our customers to be more willing to return to purchasing up on the value spectrum in the future as the U.S. economy recovers; however, we cannot predict whether, when, or the manner in which, these economic conditions will change.

We believe the key drivers of current and future demand of the products sold within the automotive aftermarket include the number of U.S. miles driven, number of U.S. registered vehicles, new light vehicle registrations, average vehicle age and unemployment.

•

Number of Miles Driven - The number of total miles driven in the U.S. heavily influences the demand for the repair and maintenance products sold within the automotive aftermarket. Historically, the long-term trend in the total miles driven in the U.S. has steadily increased; however, according to the Department of Transportation, total miles driven in the U.S. have remained relatively flat since 2007 as the U.S. has experienced difficult macroeconomic conditions. Historically, rapid increases in gasoline prices have negatively impacted U.S. total miles driven as consumers react to the increased expense by reducing travel. Average gasoline prices increased 7% in 2011, compared to an increase of 18% in 2010. We believe that as the U.S. economy recovers and gasoline prices stabilize, annual miles driven will return to historical growth rates and continue to drive demand for the industry.

•

Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age - The total number of vehicles on the road and the average age of the U.S. vehicle population also heavily influence the demand for products sold within the automotive aftermarket. As reported by the Automotive Aftermarket Industry Association (“AAIA”), the total number of registered vehicles has increased 17% over the past decade, from 205 million light vehicles in 2000 to 240 million light vehicles in 2010. New light vehicle registrations, however, have declined 34% over the past decade, from 17 million registrations in 2000 to 11 million registrations in 2010. As of December 31, 2011, the seasonally adjusted annual rate of sales of total light vehicles in the U.S. was 13 million, indicating that the trend of declining new light vehicle registrations has reversed, however total sales of light vehicles has remained below historical rates for the past three years, contributing to an aging U.S. vehicle population. As reported by the AAIA, the average age of the U.S. vehicle population has increased 19% over the past decade, from 8.9 years in 2000 to 10.6 years in 2010. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher miles due to better quality power trains and interiors and exteriors; depressed new car sales over the past three years at below historical levels; and the consumer’s willingness to invest in maintaining their higher-mileage, better built vehicles. As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles which are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. Based on this change in consumer sentiment surrounding the length of time older vehicles can be reliably driven at higher mileages, we believe consumers will continue to keep their vehicles even longer as the economy recovers maintaining the trend of an aging vehicle population.

•

Unemployment - Unemployment rates and continued uncertainty surrounding the overall economic health of the U.S. have had a negative impact on consumer confidence and the level of consumer discretionary spending. The annual U.S. unemployment rate over the past two years has remained at 30-year highs. We believe macroeconomic uncertainties and the potential for future joblessness can motivate consumers to find ways to save money, which can be an important factor in the consumer’s decision to defer the purchase of a new vehicle and maintain their existing vehicle. While the deferral of vehicle purchases has led to an increase in vehicle maintenance, long-term trends of high unemployment could continue to impede the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket. We believe that as the economy recovers, unemployment will return to more historic levels and we will see a corresponding increase in commuter traffic as unemployed individuals return to work. Aided by these increased commuter miles, overall annual U.S. miles driven should begin to grow resulting in continued demand for automotive aftermarket products.

KEY EVENTS AND RECENT DEVELOPMENTS

Several key events have had or may have a significant impact on our operations and are identified below:

•

On January 11, 2011, we announced a new Board-approved share repurchase program that authorized us to repurchase up to $500 million of shares of our common stock over a three-year period. Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. Our Board of Directors approved resolutions to increase the authorization under the share repurchase program by an additional $500 million on August 5, 2011, and an additional $500 million on November 16, 2011, raising the cumulative authorization under the share repurchase program to $1.5 billion. The additional $500 million authorizations are effective for three-year periods, expiring on August 5, 2014, and November 16, 2014. Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As of February 28, 2012, we had repurchased approximately 16.5 million shares of our common stock at an aggregate cost of $1 billion under this program.

•

On January 14, 2011, we issued $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 (“4.875% Senior Notes due 2021”) in the public market with United Missouri Bank, N.A. (“UMB”) as trustee, which were guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). The 4.875% Senior Notes due 2021 were issued at 99.297% of their face value and will mature on January 14, 2021. The proceeds from the 4.875% Senior Notes due 2021 issuance were used to repay all of our outstanding borrowings under our existing secured asset-based revolving credit facility

(the “ABL Credit Facility”), pay fees and expenses related to the offering and for general corporate purposes. Concurrent with the issuance of the 4.875% Senior Notes due 2021, we entered into a 5-year credit agreement for a $750 million unsecured revolving credit facility (the “Revolving Credit Facility”) arranged by Bank of America (“BA”) and Barclays Capital to provide additional financial flexibility. All remaining debt issuance costs related to our previous ABL Credit Facility, totaling $22 million were written off, and all interest rate swap agreements related to notional amounts under the ABL Credit Facility, with a carrying value of $4 million, were terminated and charged to earnings as one-time, non-recurring items upon the repayment and retirement of the ABL Credit Facility in January of 2011, which is included in “Other income (expense)” on the accompanying Consolidated Statements of Income.

•

On September 9, 2011, we amended our Revolving Credit Facility with BA, which decreased the facility to $660 million and reduced the fees and interest rate margins for borrowings under our Revolving Credit Facility. The amendment also extended the maturity of our Revolving Credit Facility to September of 2016. In conjunction with the amendment to our Revolving Credit Facility, we recognized a one-time charge related to the modification to the credit facility in the amount of $0.3 million, which is included in “Other income (expense)” on the accompanying Consolidated Statements of Income.

•

On September 19, 2011, we issued $300 million aggregate principal amount of unsecured 4.625% Senior Notes due 2021 (“4.625% Senior Notes due 2021”) in the public market with UMB as trustee, which were guaranteed by the Subsidiary Guarantors. The 4.625% Senior Notes due 2021 were issued at 99.826% of their face value and will mature on September 15, 2021. The proceeds from the issuance of the 4.625% Senior Notes due 2021 were used to pay fees and expenses related to the offering, with the remainder for general corporate purposes, including share repurchases.

RESULTS OF OPERATIONS

The following table includes income statement data as a percentage of sales for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Sales	100.0%	100.0%	100.0%
Cost of goods sold, including warehouse and distribution expenses	51.0	51.4	52.0

Gross profit	49.0	48.6	48.0
Selling, general and administrative expenses	34.1	35.0	36.9
Former CSK officer clawback	(0.1)	—	—
Legacy CSK DOJ investigation charge	—	0.4	—

Operating income	15.0	13.2	11.1
Interest expense	(0.5)	(0.7)	(0.9)
Interest income	0.1	—	—
Write-off of asset-based revolving credit facility debt issuance costs	(0.4)	—	—
Termination of interest rate swap agreements	(0.1)	—	—
Gain on settlement of note receivable	—	0.2	—
Other income, net	—	0.1	0.1

Income before income taxes	14.1	12.8	10.3
Provision for income taxes	5.3	5.0	4.0

Net income	8.8%	7.8%	6.3%

2011 Compared to 2010

Sales:

Sales for the year ended December 31, 2011, increased $391 million to $5.79 billion from $5.40 billion for the same period one year ago, representing an increase of 7.2%. Comparable store sales for stores open at least one year increased 4.6% and 8.8% for the years ended December 31, 2011 and 2010, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members.

The following table presents the components of the increase in sales for the year ended December 31, 2011 (in millions):

Increase in Sales for the year ended December 31, 2011, compared to the same period in 2010
Store sales:
Comparable store sales	$241
Non-comparable store sales:
Sales for stores opened throughout 2010, excluding stores open at least one year that are included in comparable store sales	70
Sales in 2010 for stores that have closed	(13)
Sales for stores opened throughout 2011	82
Non-store sales:
Includes sales of machinery, sales to independent parts stores and team member sales	11

Total increase in sales	$391

We believe the increased sales achieved by our stores are the result of high levels of customer service, superior inventory availability, a broader selection of products offered in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers. Our comparable store sales increase for the year was driven by an increase in average ticket values, partially offset by a decline in customer transaction counts. The improvement in average ticket values was the result of the continued growth of the higher priced, hard part categories as a percentage of our total sales, and the impact of increased raw material acquisition costs, which were passed through to increased selling prices during the period. The growth in the hard part categories is driven by the increase of professional service provider sales as a percentage of our total sales mix and a shift in DIY sales to the hard part categories. During the year, DIY customer transaction counts were negatively impacted by the continued pressure on disposable income that our customers faced as a result of increased fuel costs and sustained unemployment levels above historical averages, which offset strong increases in professional service provider transaction counts.

We opened 170 net, new stores during the year ended December 31, 2011, compared to 149 net, new stores for the year ended December 31, 2010. At December 31, 2011, we operated 3,740 stores in 39 states compared to 3,570 stores in 38 states at December 31, 2010. We anticipate new store unit growth to increase to 180 net, new stores in 2012.

Gross profit:

Gross profit for the year ended December 31, 2011, increased to $2.84 billion (or 49.0% of sales) from $2.62 billion (or 48.6% of sales) for the same period one year ago, representing an increase of 8%. The increase in gross profit dollars was primarily a result of the increase in sales from new stores and the increase in comparable store sales at existing stores. The increase in gross profit as a percentage of sales was primarily due to a favorable product mix, improved acquisition costs, improved inventory shrinkage and distribution center efficiencies, partially offset by the impact of increased professional service provider sales as a percentage of the total sales mix. The improvement in product mix was primarily driven by increased sales in the hard part categories, which typically generate a high gross profit as a percentage of sales. Increasing hard part sales is the result of strong demand as consumers retain and maintain their vehicles beyond manufacturer warranty periods and our strong growth in sales to professional service providers in the acquired markets. The improved shrinkage is driven by our converted CSK stores, which are now managed using the O’Reilly point-of-sale system (“POS”), installed in all CSK stores as they converted to the O’Reilly distribution systems throughout 2009 and 2010. The O’Reilly POS provides our store managers with better tools to track and control inventory, resulting in improved inventory shrinkage. Distribution center efficiencies are the result of leverage on increased sales volumes and more tenured and experienced distribution center Team Members in our newer DCs. Professional service provider sales in the acquired CSK markets are growing at a faster rate than total DIY sales as a result of the enhanced distribution model in those markets, which supports the implementation of our dual market strategy. Professional service provider sales typically carry a lower overall gross profit as a percentage of sales than DIY sales, as volume discounts are granted on wholesale transactions to professional service providers, consequently creating pressure on our gross profit as a percentage of sales.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2011, increased to $1.97 billion (or 34.1% of sales) from $1.89 billion (or 35.0% of sales) for the same period one year ago, representing an increase of 5%. The increase in total SG&A dollars was primarily the result of additional employees, facilities and vehicles to support our increased store count. The decrease in SG&A as a percentage of sales was primarily the result of increased leverage of store occupancy and headquarters costs on strong comparable store sales, improved store payroll efficiencies and positive trends related to health benefits, partially offset by increased fuel costs for our store delivery vehicles supporting our growing commercial business.

Operating income:

Operating income for the year ended December 31, 2011, increased to $867 million (or 15.0% of sales) from $713 million (or 13.2% of sales) for the same period one year ago, representing an increase of 22%. The increase in operating income during the year was primarily due to the impacts discussed above, as well as $3 million of nonrecurring income in the current year related to a settlement between the Securities and Exchange Commission (“SEC”) and a former CSK officer that resulted in the reimbursement to CSK of incentive-based compensation and stock sale profits previously received by the officer (discussed in detail below – see Note 12 Legal Matters to the Consolidated Financial Statements) versus a $21 million charge to operating income in the prior year, related to the previously announced legacy CSK DOJ investigation (discussed in detail below – see Note 12 Legal Matters to the Consolidated Financial Statements). The increase in operating income as a percentage of sales is the result of our improvements in gross margin and significant leverage on fixed SG&A from strong comparable store sales.

Other income and expense:

Total other expense for the year ended December 31, 2011, increased to $51 million (or 0.9% of sales), from $23 million (or 0.4% of sales) for the same period one year ago, representing an increase of 118%. The increase in total other expense for the year was primarily due to one-time charges related to our new financing transactions that were completed in January of 2011 (discussed in detail below), offset by decreased interest expense on a lower average interest rate on outstanding borrowings, a lower facility fee on our revolving credit facility and less amortization of debt issuance costs in the current period as compared to the borrowing rates, facility fee and amortization of debt issuance costs in the prior period. In addition, during 2010, we recognized a nonrecurring, non-operating gain of $12 million related to the favorable settlement of a note receivable acquired in the acquisition of CSK (discussed in detail below).

Income taxes:

Our provision for income taxes for the year ended December 31, 2011, increased to $308 million (37.8% effective tax rate) from $270 million (39.2% effective tax rate) for the same period one year ago, representing an increase of 14%. The increase in our provision for income taxes was due to the increase in our taxable income. The decrease in the effective rate was primarily the result of the $21 million charge recorded in 2010 related to the legacy United States Department of Justice (“DOJ”) investigation of CSK, discussed in detail below, which was not deductible for tax purposes.

Net income:

As a result of the impacts discussed above, net income for the year ended December 31, 2011, increased to $508 million (or 8.8% of sales), from $419 million (or 7.8% of sales) for the same period one year ago, representing an increase of 21%.

Earnings per share:

Our diluted earnings per common share for the year ended December 31, 2011, increased 26% to $3.71 on 137 million shares from $2.95 on 142 million shares for the same period one year ago. The impact of share repurchases during 2011 on diluted earnings per share was an increase of approximately $0.19.

Adjustments for nonrecurring and non-operating events:

Our results for the year ended December 31, 2011, included nonrecurring income related to a settlement between the SEC and a former CSK officer that resulted in the reimbursement to O’Reilly, as successor issuer to CSK, of $3 million ($2 million, net of tax) of incentive-based compensation and stock sale profits previously received by the officer. This “clawback” amount was included in “Operating income” on our Consolidated Statements of Income for the year ended December 31, 2011. Our results for the year ended December 31, 2011, also included one-time charges associated with the new financing transactions we completed on January 14, 2011. The one-time charges included a non-cash charge to write off the balance of debt issuance costs related to our previous ABL Credit Facility in the amount of $22 million ($13 million, net of tax) and a charge related to the termination of our interest rate swap agreements in the amount of $4 ($3 million, net of tax). The charges related to our new financing transactions were included in “Other income (expense)” on our Consolidated Statements of Income for the year ended December 31, 2011. Our results for the year ended December 31, 2010, included a nonrecurring, non-operating gain in “Other income (expense)” of $12 million ($7 million, net of tax) related to the favorable settlement of a note receivable acquired in the CSK acquisition, as well as a charge related to the legacy DOJ investigation into CSK’s pre-acquisition historical accounting practices. We accrued $21 million during 2010 in anticipation of executing a Non-Prosecution Agreement (“NPA”) among the DOJ, CSK and O’Reilly and paying a one-time monetary penalty of $21 million. During the third quarter of 2011, the NPA was executed and the previously recorded, one-time $21 million penalty was paid to the DOJ on behalf of CSK. The charge related to the legacy CSK DOJ investigation was included in “Operating income” on our Consolidated Statements of Income for the year ended December 31, 2010. The results discussed in the paragraph below are adjusted for these nonrecurring items and are reconciled to the most directly comparable GAAP measure in the subsequent table.

Adjusted operating income for the year ended December 31, 2011, increased 18% to $864 million (or 14.9% of sales) from $734 million (or 13.6% of sales) for the same period one year ago. Adjusted net income for the year ended December 31, 2011, increased 21% to $522 million (or 9.0% of sales) from $433 million (or 8.0% of sales) for the same period one year ago. Adjusted diluted earnings per common share for the years ended December 31, 2011, increased 25% to $3.81 from $3.05 for the same period one year ago.

The table below outlines the impact of the charges related to the new financing transactions, the former CSK officer clawback, the legacy CSK DOJ investigation charge, as well as the gain on the settlement of the note receivable for the years ended December 31, 2011 and 2010 (amounts in thousands, except per share data):

	For the Year Ended December 31,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
GAAP Operating income	$866,766	15.0%	$712,776	13.2%
Former CSK officer clawback	(2,798)	(0.1)%	—	—%
Legacy CSK DOJ investigation charge	—	—%	20,900	0.4%

Non-GAAP adjusted operating income	$863,968	14.9%	$733,676	13.6%

GAAP net income	$507,673	8.8%	$419,373	7.8%
Write-off of asset-based revolving credit facility debt issuance costs, net of tax	13,458	0.2%	—	—%
Termination of interest rate swap agreements, net of tax	2,637	—%	—	—%
Former CSK officer clawback, net of tax	(1,741)	—%	—	—%
Legacy CSK DOJ investigation charge	—	—%	20,900	0.4%
Gain on settlement of note receivable, net of tax	—	—%	(7,215)	(0.2)%

Non-GAAP adjusted net income	$522,027	9.0%	$433,058	8.0%

GAAP diluted earnings per common share	$3.71		$2.95
Write-off of asset-based revolving credit facility debt issuance costs, net of tax	0.09		—
Termination of interest rate swap agreements, net of tax	0.02		—
Former CSK DOJ officer clawback, net of tax	(0.01)		—
Legacy CSK DOJ investigation charge	—		0.15
Gain on settlement of note receivable, net of tax	—		(0.05)

Non-GAAP adjusted diluted earnings per common share	$3.81		$3.05

Weighted-average common shares outstanding - assuming dilution	136,983		141,992

The financial information presented in the paragraph and table above is not derived in accordance with United States generally accepted accounting principles (“GAAP”). We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of financial results and estimates excluding the impact of the non-cash charge to write off the balance of debt issuance costs, the charge related to the termination of interest rate swap contracts, the former CSK officer clawback, the charges for the legacy CSK DOJ investigation and the nonrecurring, non-operating gain related to the settlement of a note receivable acquired in the acquisition of CSK, provide meaningful supplemental information to both management and investors, which is indicative of our core operations. We exclude these items in judging our performance and believe this non-GAAP information is useful to investors as well. Material limitations of these non-GAAP measures are that such measures do not reflect actual GAAP amounts. We compensate for such limitations by presenting, in the table above, the accompanying reconciliation to the most directly comparable GAAP measures.

2010 Compared to 2009

Sales:

Sales for the year ended December 31, 2010, increased $550 million to $5.4 billion from $4.85 billion for the same period one year ago, representing an increase of 11%. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to Team Members and sales during the one- to two-week period certain CSK branded stores were closed for conversion. Comparable store sales for stores open at least one year increased 8.8% and 4.6% for the year ended December 31, 2010 and 2009, respectively.

The following table presents the components of the increase in sales for the year ended December 31, 2010 (in millions):

Increase in Sales for the year ended December 31, 2010, compared to the same period in 2009
Store sales:
Comparable store sales	$417
Non-comparable store sales:
Sales for stores opened throughout 2009, excluding stores open at least one year that are included in comparable store sales	56
Sales in 2009 for stores that have closed	(5)
Sales for stores opened throughout 2010	74
Non-store sales:
Including sales of machinery, sales to independent parts stores and team member sales	8

Total increase in sales	$550

We believe that the increased sales achieved by our stores were the result of superior inventory availability, a broader selection of products offered in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of the stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving professional service providers. The improvement in comparable store sales for the year was driven both by increased transaction counts and higher average ticket values. We believe that the increase in transaction counts was a result of the customer’s focus on better maintaining their current vehicles, the stabilization of the economy and gas prices during the year and the growth of our commercial business in the acquired CSK markets. The improvement in average ticket value was primarily the result of a larger percentage of our total sales derived from higher priced hard parts categories.

We opened 149 net, new stores during the year ended December 31, 2010, compared to 142 net, new stores for the year ended December 31, 2009. At December 31, 2010, we operated 3,570 stores compared to 3,421 stores at December 31, 2009.

Gross profit:

Gross profit for the year ended December 31, 2010, increased to $2.62 billion (or 48.6% of sales) from $2.33 billion (or 48.0% of sales) for the same period one year ago, representing an increase of 13%. The increase in gross profit dollars was primarily a result of the increase in sales from new stores and the increase in comparable store sales at existing stores. The increase in gross profit as a percentage of sales was the result of improved product mix, lower product acquisition costs and decreased inventory shrinkage at converted CSK stores, partially offset by the impact of increased commercial sales as a percent of the total sales mix and reduced leverage on the expanded number of distribution centers. The improvement in product mix was primarily driven by increased sales in the hard part categories, which typically generate a higher gross margin percentage than other categories. Increasing hard part sales were the result of strong consumer demand as consumers retained their vehicles longer and our enhanced and more comprehensive inventory levels in the hard part categories in the CSK stores, supported by a more extensive and robust distribution network. Lower product acquisition costs were derived from improved negotiating leverage with our vendors as the result of large purchase volume increases associated with the acquisition of CSK. The benefit of this improvement in gross margin was realized in the first and second quarters of 2010 as compared to the same periods in 2009 when we renegotiated these vendor contracts. Our gross margin results for the third and fourth quarters of 2010 reflected comparable periods of improved purchasing leverage. The decrease in inventory shrinkage at converted CSK stores was the result of the more robust O’Reilly point of sale system (“POS”), which was installed in all CSK stores when they converted to the O’Reilly distribution systems. The O’Reilly POS provides our store managers with better tools to track and control inventory resulting in improved inventory shrinkage. Commercial sales are growing at a faster rate than DIY sales as a result of the enhanced distribution model in our western markets, which supports the implementation of our dual market strategy in these areas. Commercial sales typically carry a lower gross margin percentage than DIY sales, as volume discounts are granted on wholesale transactions to professional customers, and create pressure on our gross margin as a percent of sales. The reduced leverage on distribution center costs was the result of the additional distribution centers, which were opened in conjunction with the CSK integration plan. New Team Members in these distribution centers were not yet fully proficient with distribution operations, resulting in inefficiencies.

Selling, general and administrative expenses:

SG&A for the year ended December 31, 2010, increased to $1.89 billion (or 35.0% of sales) from $1.79 billion (or 36.9% of sales) for the same period one year ago, representing an increase of 6%. The increase in total SG&A dollars was primarily the result of additional employees, facilities and vehicles to support our increased store count and dual market strategy in the acquired CSK stores, as well as increased incentive compensation for Team Members resulting from strong comparable store sales. The decrease in SG&A as a percentage of sales was primarily attributable to increased leverage of fixed costs on very strong comparable store sales levels.

Operating income:

Operating income for the year ended December 31, 2010, increased to $713 million (or 13.2% of sales) from $538 million (or 11.1% of sales) for the same period one year ago, representing an increase of 33%. The increase in operating income was the result of increased sales and gross profit, offset by the increased SG&A discussed above as well as a $21 million charge related to the legacy DOJ investigation of CSK as discussed in Item 3, “Legal Proceedings” and Note 12 “Legal Matters” to the consolidated financial statements. The increase in operating income as a percentage of sales was the result of our improvements in gross margin and significant leverage on fixed SG&A costs from strong comparable store sales.

Other income and expense:

Interest expense for the year ended December 31, 2010, decreased to $39 million (or 0.7% of sales) from $45 million (or 0.9% of sales) for the same period one year ago, representing a decrease of 13%. The decrease in interest expense during 2010 as compared to 2009 was the result of a lower level of average outstanding borrowings under our ABL Credit Facility. Included as a component of “Other income” for the year ended December 31, 2010, was a nonrecurring, non-operating gain of $12 million related to the favorable settlement of a note receivable acquired in the acquisition of CSK.

Income taxes:

Our provision for income taxes for the year ended December 31, 2010, increased to $270 million (39.2% effective tax rate) from $189 million (38.1% effective tax rate) for the same period one year ago, representing an increase of 43%. The increase in our provision for income taxes was due to the increase in our taxable income. The increase in the effective rate was primarily the result of the charge related to the CSK DOJ investigation of $21 million which was not deductible for tax purposes.

Net income:

As a result of the impacts discussed above, net income for the year ended December 31, 2010, increased to $419 million (or 7.8% of sales) from $307 million (or 6.3% of sales) for the same period one year ago, representing an increase of 36%.

Earnings per share:

Our diluted earnings per common share for the year ended December 31, 2010, increased 32% to $2.95 on 142 million shares from $2.23 on 138 million shares for the same period one year ago.

Adjustments for nonrecurring and non-operating events:

Our results for the year ended December 31, 2010, included charges related to the nonrecurring, non-operating gain related to the settlement of a note receivable acquired from CSK discussed above, as well as the charges related to the legacy CSK DOJ investigation discussed above. Adjusted operating income increased 37% to $734 million (13.6% of sales) for the year ended December 31, 2010, from $538 million (11.1% of sales), for the same period one year ago. Adjusted net income increased 41% to $433 million (8.0% of sales) for the year ended December 31, 2010, from $307 million (6.3% of sales), for the same period one year ago. Adjusted diluted earnings per common share increased 37% to $3.05 for the year ended December 31, 2010, from $2.23 for the same period one year ago. The table below outlines the impact of the charges related to the legacy CSK DOJ investigation and the gain on the settlement of the note receivable for the years ended December 31, 2010 and 2009 (amounts in thousands, except per share data):

	For the Year Ended December 31,
	2010		2009
	Amount	% of Sales	Amount	% of Sales
GAAP Operating income	$712,776	13.2%	$537,619	11.1%
Legacy CSK DOJ investigation charge	20,900	0.4%	—	—%

Non-GAAP adjusted operating income	$733,676	13.6%	$537,619	11.1%

GAAP net income	$419,373	7.8%	$307,498	6.3%
Legacy CSK DOJ investigation charge	20,900	0.4%	—	—%
Gain on settlement of note receivable, net of tax	(7,215)	(0.2)%	—	—%

Non-GAAP adjusted net income	$433,058	8.0%	$307,498	6.3%

GAAP diluted earnings per common share	$2.95		$2.23
Legacy CSK DOJ investigation charge	0.15		—
Gain on settlement of note receivable, net of tax	(0.05)		—

Non-GAAP adjusted diluted earnings per common share	$3.05		$2.23

Weighted-average common shares outstanding - assuming dilution	141,992		137,882

The financial information presented in the paragraph and table above is not derived in accordance with GAAP. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of financial results and estimates excluding the impact of the charges for the legacy CSK DOJ investigation and the nonrecurring, non-operating gain related to the settlement of a note receivable acquired in the acquisition of CSK provide meaningful supplemental information to both management and investors, which is indicative of our core operations. We exclude these items in judging our performance and believe this non-GAAP information is useful to investors as well. Material limitations of these non-GAAP measures are that such measures do not reflect actual GAAP amounts. We compensate for such limitations by presenting, in the table above, the accompanying reconciliation to the most directly comparable GAAP measures.

LIQUIDITY AND CAPITAL RESOURCES

Our long-term business strategy requires capital to open new stores, fund strategic acquisitions, expand distribution infrastructure, operate and maintain existing stores and may include the opportunistic repurchase of shares of our common stock through our Board-approved share repurchase program. The primary sources of our liquidity are funds generated from operations and borrowed under our Revolving Credit Facility. Decreased demand for our products or changes in customer buying patterns could negatively impact our ability to generate funds from operations. Additionally, decreased demand or changes in buying patterns could impact our ability to meet the debt covenants of our credit agreement and, therefore, negatively impact the funds available under our Revolving Credit Facility. We believe that cash expected to be provided by operating activities and availability under our Revolving Credit Facility will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future. However, there can be no assurance that we will continue to generate cash flows at or above recent levels.

Liquidity and related ratios:

The following table highlights our liquidity and related ratios as of December 31, 2011 and 2010 (dollars in millions):

	December 31,	December 31,	Percentage
Liquidity and Related Ratios	2011	2010	Change
Current assets	$2,608	$2,301	13%
Quick assets (1)	565	213	165%
Current liabilities	1,580	1,229	29%
Working capital (2)	1,028	1,072	(4)%
Total debt	798	359	122%
Total equity	2,845	3,210	(11)%
Current ratio (3)	1.65:1	1.87:1	(12)%
Quick ratio (4)	0.39:1	0.23:1	70%
Debt to equity (5)	0.28:1	0.11:1	155%

(1)	Quick assets include cash, cash equivalents and receivables.
(2)	Working capital is calculated as current assets less current liabilities.
(3)	Current ratio is calculated as current assets divided by current liabilities.
(4)	Quick ratio is calculated as current assets, less inventories, divided by current liabilities.
(5)	Debt to equity is calculated as total debt divided by shareholders’ equity.

Total debt increased 122% and total equity decreased 11% from 2010 to 2011. The increase in total debt was attributable the issuance of our senior notes during 2011, partially offset by the repayment of our ABL Credit Facility in January of 2011. The decrease in total equity resulted from the impact of repurchase activity under our share repurchase program on additional paid-in capital and retained earnings, offset by an increase in retained earnings from strong net income for the year and an increase in additional paid-in-capital from the proceeds of stock option exercises, and related excess tax benefits, executed under our director and employee share-based compensation plans.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the years ended December 30, 2011, 2010 and 2009 (in thousands):

	Year Ended
Liquidity	December 31, 2011	December 31, 2010	December 31, 2009
Total cash provided by/(used in):
Operating activities	$1,118,991	$703,687	$285,200
Investing activities	(319,653)	(351,277)	(410,661)
Financing activities	(467,507)	(349,624)	121,095

Increase (decrease) in cash and cash equivalents	$331,831	$2,786	$(4,366)

Operating activities:

The increase in cash provided by operating activities in 2011 compared to 2010 is primarily due to strong net income for the year (adjusted for the effect of non-cash depreciation and amortization charges, the one-time, non-cash charge to write off the balance of debt issuance costs in conjunction with the retirement of our ABL Credit Facility in January of 2011 and deferred income taxes) and a significant decrease in net inventory investment, partially offset by a decrease in other current liabilities (driven by the payment of the one-time penalty to the DOJ for the legacy CSK DOJ investigation). Net inventory investment reflects our investment in inventory, net of the amount of accounts payable to vendors. Our net inventory investment significantly decreased as a result of the impact of our enhanced vendor financing programs as well as our ongoing efforts to remove excess inventory from our systems. Our vendor financing programs enable us to reduce overall supply chain costs and negotiate extended payment terms with our vendors. Our accounts payable to inventory ratio was 64.4% and 44.3% at December 31, 2011 and 2010, respectively. Our efforts to remove excess inventory from our systems resulted in a decrease in total inventory of $37 million during the year, despite the fact that we opened 170 new stores during the year. The increase in cash provided by operating activities in 2010 compared to 2009 was primarily due to an increase in net income (adjusted for the effect of non-cash depreciation and amortization charges and deferred income taxes), a significant decrease in net inventory investment and an increase in other liabilities as compared to the same period in 2009. The decrease in net inventory investment in 2010 as compared to 2009 was the result of the significant investments in 2009 to improve the inventory availability in the acquired CSK stores. The increase in other liabilities was principally due to the accrual of the CSK DOJ investigation charge during 2010, which was paid in 2011.

Investing activities:

The decrease in cash used in investing activities in 2011 compared to 2010 is primarily the result of decreased capital expenditures. Total capital expenditures were $328 million in 2011, $365 million in 2010 and $415 million in 2009. During 2010, we completed the comprehensive expansion of our distribution system in the CSK markets and the conversion of the CSK stores to the O’Reilly POS, resulting in reduced levels of conversion related capital expenditures during 2011. The decrease in cash used in investing activities in 2010 compared to 2009 was principally due to a decrease in capital expenditures associated with the integration of CSK and an increase in payments received on notes receivable. Capital expenditures related to the acquisition of CSK included the purchase of properties for distribution centers (“DC”s) and costs associated with the conversion of CSK stores to the O’Reilly Brand. Although we opened four new DCs in 2010, a significant portion of the capital expenditures for these DCs occurred in 2009 as we acquired property and began construction of the facilities. The increase in payments received on notes receivable was due to the one-time nonrecurring payment received to settle a note receivable acquired in the CSK acquisition.

We opened 170 net, new stores in 2011, 149 net, new stores in 2010 and 150 net, new stores in 2009. We plan to open 180 net, new stores in 2012. The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, vehicles, net inventory investment and computer equipment) are estimated to average approximately $1.3 million to $1.5 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site.

Financing activities:

The increase in net cash used in financing activities during 2011 compared to 2010 is primarily attributable to the impact of repurchases of our common stock during 2011 in accordance with our Board-approved share repurchase program, which was partially offset by an increase in net long term borrowings in 2011 as compared to net repayments under our facilities during 2010. The net borrowings in 2011 are the result of proceeds from the issuance of our 4.875% Senior Notes due 2021 and our 4.625% Senior Notes due 2021 in January and September of 2011, respectively, partially offset by the repayment and termination of our previous ABL Credit Facility and the payment of debt issuance costs related to the issuance of our senior notes and the establishment of our new unsecured Revolving Credit Facility. The net repayments under our facilities in 2010 were the result of our focus on using available cash on hand to reduce the level of outstanding borrowings under our secured ABL Credit Facility. Net cash used in financing activities in 2010 compared to net cash provided by financing activities in 2009 is driven by the increase in net repayments of outstanding borrowings on our long-term debt.

Credit facilities:

On July 11, 2008, we entered into a credit agreement for a five-year asset-based revolving credit facility, which was scheduled to mature in July of 2013. At December 31, 2010, we had outstanding borrowings of $356 million under the ABL Credit Facility, of which $106 million were not covered under an interest rate swap contract. All outstanding borrowings under the ABL Credit Facility were repaid, and all related interest rate swap transaction contracts were terminated on January 14, 2011, and the ABL Credit Facility was retired concurrent with the issuance of our 4.875% Senior Notes due 2021, as further described below. In conjunction with the retirement of our ABL Credit Facility, we recognized a one-time non-cash charge to write off the balance of debt issuance costs related to the ABL Credit Facility in the amount of $22 million and a one-time charge related to the termination of our interest rate swap contracts in the amount of $4 million, which are included in “Other income (expense)” on the accompanying Consolidated Statements of Income for the year ended December 31, 2011.

On January 14, 2011, we entered into a new credit agreement for a five-year $750 million unsecured Revolving Credit Facility arranged by BA and Barclays Capital, which was scheduled to mature in January of 2016. During 2011, we amended the unsecured Revolving Credit Facility, which decreased the facility to $660 million and reduced the fees and interest rate margins for borrowings under the Revolving Credit Facility. The amendment also extended the maturity of the Revolving Credit Facility to September of 2016. In conjunction with the amendment to the Revolving Credit Facility, we recognized a one-time charge related to the modification to the credit facility in the amount of $0.3 million, which is included in “Other income (expense)” on the accompanying Consolidated Statements of Income for the year ended December 31, 2011. The Revolving Credit Facility includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings. As described in the credit agreement governing the Revolving Credit Facility, we may, from time to time subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million. As of December 31, 2011, we had stand-by letters of credit, primarily to satisfy workers’ compensation, general liability and other insurance policies, in the amount of $60 million. As of December 31, 2011, we had no outstanding borrowings under the Revolving Credit Facility.

Senior Notes:

4.875% Senior Notes due 2021:

On January 14, 2011, we issued $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 (“4.875% Senior Notes due 2021”) at a price to the public of 99.297% of their face value with United Missouri Bank, N.A. (“UMB”) as trustee. Interest on the 4.875% Senior Notes due 2021 is payable on January 14 and July 14 of each year, which began on July 14, 2011, and is computed on the basis of a 360-day year. The net proceeds from the issuance of the 4.875% Senior Notes due 2021 were used to repay all of the outstanding borrowings under our ABL Credit Facility and to pay fees and expenses related to the offering and costs associated with terminating our existing interest rate swap contracts, with the remainder used for general corporate purposes.

4.625% Senior Notes due 2021:

On September 19, 2011, we issued $300 million aggregate principal amount of unsecured 4.625% Senior Notes due 2021 (“4.625% Senior Notes due 2021”) at a price to the public of 99.826% of their face value with UMB as trustee. Interest on the 4.625% Senior Notes due 2021 is payable on March 15 and September 15 of each year beginning on March 15, 2012, and is computed on the basis of a 360-day year. The net proceeds from the issuance of the 4.625% Senior Notes due 2021 were used to pay fees and expenses related to the offering, with the remainder intended to be used to repay borrowings outstanding from time to time under the Revolving Credit Facility and for general corporate purposes, including share repurchases.

The senior notes are guaranteed on a senior unsecured basis by each of our subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees our obligations under our Revolving Credit Facility or certain of our other debt or any of our Subsidiary Guarantors. The guarantees are full and unconditional and joint and several. Each of the Subsidiary Guarantors is wholly-owned, directly or indirectly, by us and we have no independent assets or operations other than those of our subsidiaries. Our only direct or indirect subsidiaries that would not be Subsidiary Guarantors would be minor subsidiaries. No minor subsidiaries exist today. Neither we, nor any of our Subsidiary Guarantors, are subject to any material or significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of our senior notes is subject to certain customary covenants, with which we complied as of December 31, 2011.

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

The Credit Agreement contains covenants, including limitations on total outstanding borrowings under the Revolving Credit Facility, a minimum consolidated fixed charge coverage ratio of 2.0 times through December 31, 2012; 2.25 times through December 31, 2014; 2.5 times through maturity; and a maximum adjusted consolidated leverage ratio of 3.0 times through maturity. The consolidated leverage ratio includes a calculation of adjusted earnings before interest, taxes, depreciation, amortization, rent and stock option compensation expense (“EBITDAR”) to adjusted debt. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken against us, including but not limited to possible termination of credit extensions, immediate payment of outstanding principal amount plus accrued interest and litigation from our lenders. We had a fixed charge coverage ratio of 4.86 times and 4.21 times as of December 31, 2011 and 2010, respectively, and an adjusted debt to adjusted EBITDAR ratio of 1.75 times and 1.57 times as of December 31, 2011 and 2010, respectively, remaining in compliance with all covenants related to the borrowing arrangements. Under our current financing policy, we have targeted an adjusted consolidated leverage ratio range of 2.0 times to 2.25 times.

The table below outlines the calculations of the fixed charge coverage ratio and adjusted debt to adjusted EBITDAR ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
GAAP net income	$507,673	$419,373
Add: Interest expense	28,165	39,273
Rent expense	230,897	226,879
Provision for income taxes	308,100	270,000
Depreciation expense	164,579	154,812
Amortization expense	1,301	6,630
Non-cash share based compensation	20,579	14,947
Gain on settlement of note receivable	—	(11,639)
Write-off of asset-based revolving credit facility debt issuance costs	21,626	—
Legacy CSK DOJ investigation charge	—	20,900

Non-GAAP adjusted net income (EBITDAR)	$1,282,920	$1,141,175

Interest expense	$28,165	$39,273
Capitalized interest	4,666	5,133
Rent expense	230,897	226,879

Total fixed charges	$263,728	$271,285

Fixed charge coverage ratio	4.86	4.21
GAAP debt	$797,574	$358,704
Stand-by letters of credit	59,917	71,206
Discount on senior notes	3,683	—
Six-times rent expense	1,385,382	1,361,274

Non-GAAP adjusted debt	$2,246,556	$1,791,184

Adjusted debt to adjusted EBITDAR ratio	1.75	1.57

The fixed charge coverage ratio and adjusted debt to adjusted EBITDAR ratio discussed and presented in the table above are not derived in accordance with U.S. GAAP. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of our fixed charge coverage ratio and adjusted debt to adjusted EBITDAR provides meaningful supplemental information to both management and investors that reflects the required covenants under our credit agreement. We include these items in judging our performance and believe this non-GAAP information is useful to investors as well. Material limitations of these non-GAAP measures are that such measures do not reflect actual GAAP amounts. We compensate for such limitations by presenting, in the table above, the accompanying reconciliation to the most directly comparable GAAP measures.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which we have an obligation to the entity that is not recorded in our consolidated financial statements. We have utilized various off balance sheet financial instruments from time to time as sources of cash when such instruments provided a cost-effective alternative to our existing sources of cash. We do not believe, however, that we are dependent on the availability of these instruments to fund our working capital requirements or our growth plans.

On December 29, 2000, we entered into a sale-leaseback transaction with an unrelated party. Under the terms of the transaction, we sold 90 properties, including land, buildings and improvements, which generated $52 million of cash. The lease, which is being accounted for as an operating lease, provides for an initial lease term of 21 years and may be extended for one initial ten-year period and two additional successive periods of five years each. The resulting gain of $5 million has been deferred and is being amortized over the initial lease term. Net rent expense during the initial term is approximately $5 million annually.

In August 2001, we entered into a sale-leaseback with O’Reilly-Wooten, 2001 LLP (an entity owned by certain of our affiliates). The transaction involved the sale and leaseback of nine O’Reilly Auto Parts stores and generated approximately $6 million of cash. The transaction did not result in a material gain or loss. The lease, which has been accounted for as an operating lease, calls for an initial term of 15 years with three five-year renewal options.

We issue stand-by letters of credit provided by a $200 million sub limit under the Revolving Credit Facility that reduce our available borrowings under the Revolving Credit Facility. Those letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance. Letters of credit totaling $60 million and $71 million were outstanding at December 31, 2011 and 2010, respectively.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2011, included commitments for short and long-term debt arrangements, interest payments related to long-term debt, future payments under non-cancelable lease arrangements, self-insurance reserves and purchase obligations for construction contract commitments, which are identified in the table below and are fully disclosed in Note 5 “Long-Term Debt” and Note 11 “Commitments” to the Consolidated Financial Statements. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business or through borrowings under our Revolving Credit Facility.

Deferred income taxes and commitments with various vendors for the purchase of inventory are included in “Other liabilities” on our Consolidated Balance Sheets but are not reflected in the table below due to the absence of scheduled maturities, the nature of the account or the commitment’s cancellation terms. Due to the absence of scheduled maturities, the timing of certain of these payments cannot be determined, except for amounts estimated to be payable in 2012, which are included in “Current liabilities” on our Consolidated Balance Sheets.

	Payments Due By Period
	Total	Before 1 Year	1 to 2 Years	3 to 4 Years	Years 5 and Over
	(In thousands)
Contractual Obligations:
Long-term debt principal and interest payments (1)	$797,727	$737	$477	$177	$796,336
Future minimum lease payments under capital leases (2)	256	77	154	25	—
Future minimum lease payments under operating leases (2)	1,650,698	226,381	400,661	297,947	725,709
Other obligations	3,000	600	1,200	1,200	—
Self-insurance reserves (3)	116,096	53,155	32,009	15,736	15,196
Construction commitments	41,616	41,616	—	—	—

Total contractual cash obligations	$2,609,393	$322,566	$434,501	$315,085	$1,537,241

(1)	On January 14, 2011, we entered into a new credit agreement for a five-year $750 million Revolving Credit Facility, which matures in January of 2016. On September 9, 2011, we amended the Credit Agreement, decreasing the aggregate commitments under the Revolving Credit Facility to $660 million, extending the maturity date on the Credit Agreement to September of 2016 and reducing the facility fee and interest rate margins for borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at our option, at either the Base Rate or Eurodollar Rate (both as defined in the agreement) plus a margin, that will vary from 0.975% to 1.600% in the case of loans bearing interest at the Eurodollar Rate and 0.000% to 0.600% in the case of loans bearing interest at the Base Rate, in each case based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services. Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin described above. In addition, we pay a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments, varying from 0.150% to 0.400% based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services. Based on our current credit ratings, our margin for Base Rate loans is 0.200%, our margin for Eurodollar Rate loans is 1.200% and our facility fee is 0.175%.
(2)	The minimum lease payments above do not include certain tax, insurance and maintenance costs, which are also required contractual obligations under our operating leases but are generally not fixed and can fluctuate from year to year. These expenses historically average approximately 20% of the corresponding lease payments.
(3)	We use various self-insurance mechanisms to provide for potential liabilities from workers’ compensation, vehicle and general liability, and employee health care benefits. These liabilities are recorded on our Consolidated Balance Sheets at our estimate of their net present value and do not have scheduled maturities, however we can estimate the timing of future payments based upon historical patterns.

We record a reserve for potential liabilities related to uncertain tax positions, including estimated interest and penalties, which are fully disclosed in Note 14 “Income Taxes” to the Consolidated Financial Statements. These estimates are not included in the above table because the timing related to the ultimate resolution or settlement of these positions cannot be determined. As of December 31, 2011, we recorded a liability of $53 million related to these uncertain tax positions on our Consolidated Balance Sheets, all of which was included as a component of “Other liabilities”.

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

We also record a reserve to reduce the carrying value of our perpetual inventory to account for quantities in our perpetual records above the actual existing quantities on hand caused by unrecorded shrink. We estimate this reserve based on the results of our extensive and frequent cycle counting programs and periodic, full physical inventories at our stores and DCs. To the extent that our estimates do not accurately reflect the actual unrecorded inventory shrinkage, we could potentially experience a material impact to our inventory balances. We have historically been able to provide a timely and accurate measurement of shrink and have not experienced material adjustments to our estimates. If unrecorded shrink changed 10% from the estimate that we recorded based on our historical experience at December 31, 2011, the financial impact would have been approximately $1 million or 0.1% of pretax income for the year ended December 31, 2011.

•

Accounts Receivable – We provide credit to our commercial customers in the ordinary course of business. We estimate the allowance for doubtful accounts on these receivables based on historical loss ratios and other relevant factors. Actual results have consistently been within management’s expectations, and we do not believe there is a reasonable likelihood that there will be a material change in the future that will require a significant change in the assumptions or estimates we use to calculate our allowance for doubtful accounts. However, if actual results differ from our estimates, we may be exposed to losses or gains. If the allowance for doubtful accounts were changed 10% from our estimated allowance at December 31, 2011, the financial impact would have been approximately $1 million or 0.1% of pretax income for the year ended December 31, 2011.

•

Valuation of Long-Lived Assets and Goodwill - We evaluate the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. As part of the evaluation, we review performance at the store level to identify any stores with current period operating losses that should be considered for impairment. A potential impairment has occurred if the projected future undiscounted cash flows realized from the best possible use of the asset are less than the carrying value of the asset. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives and fair values of the assets. Actual results could differ from these estimates, which could materially impact our impairment assessment.

We review goodwill for impairment annually on November 30, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We have not historically recorded an impairment to goodwill. The process of evaluating goodwill for impairment involves the determination of the fair value of our Company using the market approach. Inherent in such fair value determinations are certain judgments and estimates, including estimates which incorporate assumptions marketplace participants would use in making their estimates of fair value. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, we will adjust the carrying value of these assets in the period in which the impairment occurs, however, we do not believe there has been any change of events or circumstances that would indicate that a reevaluation of goodwill is required as of December 31, 2011, nor do we believe goodwill is at risk of failing impairment testing. If the price of O’Reilly stock, which was a primary input used to determine our market capitalization during step one of goodwill impairment testing, changed by 10% from the value used during testing, the results and our conclusions would not have changed and no further steps would have been required.

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

•

Self-Insurance Reserves – We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities from workers’ compensation, general liability, vehicle liability, property loss, and Team Member health care benefits. With the exception of certain Team Member health care benefit liabilities, we obtain third-party insurance coverage to limit our exposure for any individual workers’ compensation, general liability, vehicle liability or property loss claim. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts. The assumptions made by management as they relate to each of these factors represent our judgment as to the most probable cumulative impact of each factor to our future obligations. Our calculation of self-insurance liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date and the application of alternative assumptions could result in a different estimate of these liabilities. Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains. As we obtain additional information that affects the assumptions and estimates we used to recognize liabilities for claims incurred in prior accounting periods, we adjust our self-insurance liabilities to reflect the revised estimates based on this additional information. These liabilities are recorded at our estimate of their net present value. These liabilities do not have scheduled maturities, but we can estimate the timing of future payments based upon historical patterns. We could apply alternative assumptions regarding the timing of payments or the applicable discount rate that could result in materially different estimates of the net present value of the liabilities. If self-insurance reserves were changed 10% from our estimated reserves at December 31, 2011, the financial impact would have been approximately $11 million or 1.3% of pretax income for the year ended December 31, 2011.

•

Closed Property Reserves – We maintain reserves for closed stores and other properties that are no longer utilized in current operations. We accrue for closed property operating lease liabilities using a credit-adjusted discount rate to calculate the present value of the remaining non-cancelable lease payments, contractual occupancy costs and lease termination fees after the closing date, net of estimated sublease income. The closed property lease liabilities are expected to be paid over the remaining lease terms. We estimate sublease income and future cash flows based on our experience and knowledge of the market in which the closed property is located, our previous efforts to dispose of similar assets and existing economic conditions. Adjustments to closed property reserves are made to reflect changes in estimated sublease income or actual exit costs from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. If closed property reserves were changed 10% from our estimated reserves at December 31, 2011, the financial impact would have been approximately $1 million or 0.2% of pretax income for the year ended December 31, 2011.

•

Legal Reserves – We maintain reserves for expenses associated with litigation for which O’Reilly is currently involved. We are currently involved in litigation incidental to the ordinary conduct of our business as well as resolving the governmental investigations and litigation that are being conducted against certain of CSK’s former employees for alleged conduct relating to periods prior to the acquisition date. As a result of the acquisition, we expect to continue to incur ongoing legal fees related to such investigations, litigation and indemnity obligations. Our legal reserve was principally recorded as an assumed liability in our allocation of the purchase price of CSK. Management, with the assistance of outside legal counsel, must make estimates of potential legal obligations and possible liabilities arising from such litigation and records reserves for these expenditures. If legal reserves were changed 10% from our estimated reserves at December 31, 2011, the financial impact would have been approximately $2 million or 0.2% of pretax income for the year ended December 31, 2011.

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

QUARTERLY RESULTS

The following table sets forth certain quarterly unaudited operating data for fiscal 2011 and 2010. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown. The unaudited operating data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included therein.

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share and comparable store sales data)
Comparable store sales	5.7%	4.4%	4.8%	3.3%
Sales	$1,382,738	$1,479,318	$1,535,453	$1,391,307
Gross profit	669,781	718,661	754,210	694,697
Former CSK officer clawback	—	—	—	(2,798)
Operating income	196,437	222,368	241,050	206,911
Write-off of debt issuance costs	(21,626)	—	—	—
Termination of interest rate swap agreements	(4,237)	—	—	—
Net income	102,474	133,772	148,439	122,988
Earnings per share – basic	$0.73	$0.97	$1.12	$0.96
Earnings per share – assuming dilution	$0.72	$0.96	$1.10	$0.94

	Fiscal 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share and comparable store sales data)
Comparable store sales	6.9%	7.9%	11.1%	9.2%
Sales	$1,280,067	$1,381,241	$1,425,887	$1,310,330
Gross profit	618,347	672,633	693,415	636,597
Legacy CSK DOJ investigation charge	—	15,000	5,900	—
Operating income	168,445	181,164	199,031	164,136
Gain on settlement of note receivable	—	—	—	11,639
Net income	97,476	99,595	116,542	105,760
Earnings per share – basic	$0.71	$0.72	$0.84	$0.76
Earnings per share – assuming dilution	$0.70	$0.71	$0.82	$0.74

RECENT ACCOUNTING PRONOUNCEMENTS

In January of 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“2010-06”). ASU 2010-06 amends Subtopic 820-10, requiring additional disclosures regarding fair value measurements such as transfers in and out of Levels 1 and 2, as well as separate disclosures about activity relating to Level 3 measurements. ASU 2010-06 clarifies existing disclosure requirements related to the level of disaggregation and input valuation techniques. The updated guidance was effective for interim and annual periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which were effective for interim and annual periods beginning after December 15, 2010. The application of this guidance affected disclosures only and therefore, did not have an impact on our consolidated financial condition, results of operations or cash flows.

In May of 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“2011-04”). ASU 2011-04 was issued to bring the definition of fair value, the guidance for fair value measurement and the disclosure requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”) in line with one another. ASU 2011-04 also enhanced the disclosure requirements for changes and transfers within the valuation hierarchy levels, particularly valuations in Level 3 fair value measurements, and was effective for periods beginning after December 15, 2011. The application of this guidance affects disclosures only and therefore, should not have an impact on our consolidated financial condition, results of operations or cash flows.

In June of 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“2011-05”). ASU 2011-05 was issued to improve the comparability of financial reporting between U.S. GAAP and IFRS, and eliminates previous U.S. GAAP guidance that allowed an entity to present components of other comprehensive income (“OCI”) as part of its statement of changes in shareholders’ equity. With the issuance of ASU 2011-05, companies are now required to report all components of OCI either in a single continuous statement of total comprehensive income, which includes components of both OCI and net income, or in a separate statement appearing consecutively with the statement of income. ASU 2011-05 does not affect current guidance for the accounting of the components of OCI, or which items are included within total comprehensive income. In December of 2011, the FASB issued ASU No. 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“2011-12”). ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments shown on the face of the financial statements. No other requirements of ASU 2011-05 were affected by the issuance of ASU 2011-12, including the requirement to report income either in a single continuous financial statement or in a separate statement of total comprehensive income, which is effective for periods beginning after December 15, 2011, with early adoption permitted. We adopted this guidance with our 2011 financial statements; the application of this guidance affects presentation only and therefore, did not have an impact on our consolidated financial condition, results of operations or cash flows.

In September of 2011, the FASB issued ASU No. 2011-08 Testing Goodwill for Impairment (“2011-08”). ASU 2011-08 was issued to simplify the impairment test of goodwill, by allowing entities to use a qualitative approach to determine whether goodwill impairment might exist, before completing the entire impairment test. Under ASU 2011-08, an entity has the option to first assess any qualitative factors that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The changes under ASU 2011-08 are effective for public companies for annual and interim testing performed for periods beginning after December 15, 2011, with early adoption permitted. The application of this guidance is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. Historically, we had entered into interest rate swap contracts to mitigate our exposure to interest rate risks associated with borrowings against our previous credit facility with variable interest rates, however, as of December 31, 2011, we did not have any interest rate swap contracts and had no outstanding borrowings under our Revolving Credit Facility.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 30 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of December 31, 2011, our cash and cash equivalents totaled $362 million.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”), under the supervision and with the participation of the Company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Internal control over financial reporting includes all policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management believes that as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report which is included herein.

/s/ GREG HENSLEE	/s/ THOMAS MCFALL
Greg Henslee Chief Executive Officer & Co-President	Thomas McFall Executive Vice President of Finance & Chief Financial Officer
February 28, 2012	February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O’Reilly Automotive, Inc. and Subsidiaries

We have audited O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). O’Reilly Automotive, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, O’Reilly Automotive, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, of O’Reilly Automotive, Inc. and Subsidiaries and our report dated February 28, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O’Reilly Automotive, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O’Reilly Automotive, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri

February 28, 2012

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$361,552	$29,721
Accounts receivable, less allowance for doubtful accounts of $6,403 in 2011 and $8,349 in 2010	135,149	121,807
Amounts receivable from vendors	68,604	61,845
Inventory	1,985,748	2,023,488
Deferred income taxes	—	33,877
Other current assets	56,557	30,514

Total current assets	2,607,610	2,301,252
Property and equipment, at cost	3,026,996	2,705,434
Less: accumulated depreciation and amortization	933,229	775,339

Net property and equipment	2,093,767	1,930,095
Notes receivable, less current portion	10,889	18,047
Goodwill	743,907	743,975
Other assets, net	44,328	54,458

Total assets	$5,500,501	$5,047,827

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,279,294	$895,736
Self-insurance reserves	53,155	51,192
Accrued payroll	52,465	52,725
Accrued benefits and withholdings	41,512	45,542
Deferred income taxes	1,990	—
Income taxes payable	—	4,827
Other current liabilities	150,932	177,505
Current portion of long-term debt	662	1,431

Total current liabilities	1,580,010	1,228,958
Long-term debt, less current portion	796,912	357,273
Deferred income taxes	88,864	68,736
Other liabilities	189,864	183,175
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares – 5,000,000 Issued and outstanding shares – none	—	—
Common stock, $0.01 par value: Authorized shares – 245,000,000 Issued and outstanding shares – 127,179,792 as of December 31, 2011, and 141,025,544 as of December 31, 2010	1,272	1,410
Additional paid-in capital	1,110,105	1,141,749
Retained earnings	1,733,474	2,069,496
Accumulated other comprehensive loss	—	(2,970)

Total shareholders’ equity	2,844,851	3,209,685

Total liabilities and shareholders’ equity	$5,500,501	$5,047,827

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share data)

	Years ended December 31,
	2011	2010	2009
Sales	$5,788,816	$5,397,525	$4,847,062
Cost of goods sold, including warehouse and distribution expenses	2,951,467	2,776,533	2,520,534

Gross profit	2,837,349	2,620,992	2,326,528
Selling, general and administrative expenses	1,973,381	1,887,316	1,788,909
Former CSK officer clawback	(2,798)	—	—
Legacy CSK DOJ investigation charge	—	20,900	—

Operating income	866,766	712,776	537,619
Other income (expense):
Interest expense	(28,165)	(39,273)	(45,176)
Interest income	2,245	1,941	1,543
Write-off of asset-based revolving credit facility debt issuance costs	(21,626)	—	—
Termination of interest rate swap agreements	(4,237)	—	—
Gain on settlement of note receivable	—	11,639	—
Other, net	790	2,290	2,912

Total other (expense)	(50,993)	(23,403)	(40,721)

Income before income taxes	815,773	689,373	496,898
Provision for income taxes	308,100	270,000	189,400

Net income	$507,673	$419,373	$307,498

Earnings per share-basic:

Earnings per share	$3.77	$3.02	$2.26

Weighted-average common shares outstanding – basic	134,667	138,654	136,230
Earnings per share-assuming dilution:

Earnings per share	$3.71	$2.95	$2.23

Weighted-average common shares outstanding – assuming dilution	136,983	141,992	137,882

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In thousands)

	Years ended December 31,
	2011	2010	2009
Components of comprehensive income:
Net income	$507,673	$419,373	$307,498
Unrealized losses on cash flow hedges, net of tax	—	4,992	3,551
Reclassification adjustment for unrealized losses on cash flow hedges, net of tax, included in net income	2,970	—	—

Other comprehensive income	2,970	4,992	3,551

Total comprehensive income	$510,643	$424,365	$311,049

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2008	134,829	$1,348	$949,758	$1,342,625	$(11,513)	$2,282,218
Net income	—	—	—	307,498	—	307,498
Unrealized losses on cash flow hedge, net of tax	—	—	—	—	3,551	3,551
Issuance of common stock under employee benefit plans	393	4	12,969	—	—	12,973
Net issuance of common stock upon exercise of stock options	2,246	23	54,049	—	—	54,072
Excess tax benefit of stock options exercised	—	—	9,043	—	—	9,043
Share based compensation	—	—	14,410	—	—	14,410
Fair value of equity component of exchangeable notes	—	—	2,100	—	—	2,100

Balance at December 31, 2009	137,468	$1,375	$1,042,329	$1,650,123	$(7,962)	$2,685,865
Net income	—	—	—	419,373	—	419,373
Unrealized losses on cash flow hedge, net of tax	—	—	—	—	4,992	4,992
Issuance of common stock under employee benefit plans	194	2	7,860	—	—	7,862
Net issuance of common stock upon exercise of stock options	2,332	23	56,827	—	—	56,850
Excess tax benefit of stock options exercised	—	—	18,419	—	—	18,419
Share based compensation	—	—	16,052	—	—	16,052
Exchange of exchangeable notes by holders	1,032	10	262	—	—	272

Balance at December 31, 2010	141,026	$1,410	$1,141,749	$2,069,496	$(2,970)	$3,209,685
Net income	—	—	—	507,673	—	507,673
Reclassification adjustment for unrealized losses on cash flow hedge, net of tax, included in net income	—	—	—	—	2,970	2,970
Issuance of common stock under employee benefit plans	170	2	9,037	—	—	9,039
Net issuance of common stock upon exercise of stock options	1,861	19	50,290	—	—	50,309
Excess tax benefit of stock options exercised	—	—	22,885	—	—	22,885
Share based compensation	—	—	18,922	—	—	18,922
Share repurchases, including fees	(15,877)	(159)	(132,778)	(843,695)	—	(976,632)

Balance at December 31, 2011	127,180	$1,272	$1,110,105	$1,733,474	$—	$2,844,851

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2011	2010	2009
Operating activities:
Net income	$507,673	$419,373	$307,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	165,880	161,442	148,179
Amortization of debt premium, discount and issuance costs	1,797	7,852	7,758
Write-off of asset-based revolving credit facility debt issuance costs	21,626	—	—
Excess tax benefit from stock options exercised	(22,985)	(18,587)	(10,215)
Deferred income taxes	54,120	99,257	50,381
Gain on settlement of note receivable	—	(11,639)	—
Share-based compensation programs	20,579	16,973	21,413
Other	8,292	6,893	8,739
Changes in operating assets and liabilities:
Accounts receivable	(21,219)	(21,748)	(9,714)
Inventory	37,740	(110,271)	(339,742)
Accounts payable	383,632	82,574	79,824
Income taxes payable	(8,625)	15,346	6,505
Accrued payroll	(269)	9,939	(16,830)
Accrued benefits and withholdings	1,500	8,930	6,018
Other	(30,750)	37,353	25,386

Net cash provided by operating activities	1,118,991	703,687	285,200
Investing activities:
Purchases of property and equipment	(328,319)	(365,419)	(414,779)
Proceeds from sale of property and equipment	2,715	2,124	4,288
Payments received on notes receivable	5,435	17,364	5,819
Other	516	(5,346)	(5,989)

Net cash used in investing activities	(319,653)	(351,277)	(410,661)
Financing activities:
Proceeds from borrowings on asset-based revolving credit facility	42,400	548,700	664,550
Payments on asset-based revolving credit facility	(398,400)	(871,500)	(599,950)
Proceeds from the issuance of long-term debt	795,963	—	—
Payment of debt issuance costs	(9,942)	—	—
Principal payments on debt and capital leases	(1,443)	(108,527)	(13,648)
Repurchases of common stock	(976,632)	—	—
Excess tax benefit from stock options exercised	22,985	18,587	10,215
Net proceeds from issuance of common stock	57,562	63,116	59,508
Other	—	—	420

Net cash (used in) / provided by financing activities	(467,507)	(349,624)	121,095

Net increase/(decrease) in cash and cash equivalents	331,831	2,786	(4,366)
Cash and cash equivalents at beginning of year	29,721	26,935	31,301

Cash and cash equivalents at end of year	$361,552	$29,721	$26,935

Supplemental disclosures of cash flow information:
Income taxes paid	$252,769	$154,146	$130,720
Interest paid, net of capitalized interest	13,350	31,211	36,881
Property and equipment acquired through issuance of capital lease obligations	—	—	8,337

See accompanying Notes to consolidated financial statements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

O’Reilly Automotive, Inc. (“O’Reilly” or the “Company”) is a specialty retailer and supplier of automotive aftermarket parts. The Company’s stores carry an extensive product line, including new and remanufactured automotive hard parts, maintenance items and various automotive accessories. The Company owns and operates 3,740 stores in 39 states, covering all regions of the United States except the Northeast, and caters to both the do-it-yourself (“DIY”) customer and the professional service provider. The Company’s robust distribution system provides stores with same-day or overnight access to an extensive inventory of hard-to-find items not typically stocked in the stores of other auto parts retailers.

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

Cash equivalents:

Cash equivalents include investments with maturities of 90 days or less on the date of purchase.

Accounts receivable:

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. Amounts due to the Company from its Team Members are included as a component of accounts receivable. These amounts consist primarily of purchases of merchandise on Team Member accounts. Accounts receivable due from Team Members was approximately $2.2 million at December 31, 2011 and 2010.

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

Amounts receivable from vendors:

The Company receives concessions from its vendors through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates and co-operative advertising. Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes, are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor concessions are recognized as a reduction to the cost of inventory. Amounts receivable from vendors also includes amounts due to the Company for changeover merchandise and product returns. The Company regularly reviews vendor receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s vendors’ financial positions and corresponding abilities to meet financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the amounts receivable from vendors and the Company did not record a reserve for uncollectable amounts from vendors in the consolidated financial statements at December 31, 2011 or 2010.

Inventory:

Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Inventory also includes capitalized costs related to procurement, warehousing and distribution centers (“DC”). Cost has been determined using the last-in, first-out (“LIFO”) method, which more accurately matches costs with related revenues. The replacement cost of inventory was $2.04 billion and $2.05 billion as of December 31, 2011 and 2010, respectively.

Property and equipment:

Property and equipment are carried at cost. Depreciation is calculated using the straight-line method generally over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the estimated economic life of the assets. The lease term includes renewal options determined by management at lease inception for which failure to renew options would result in a substantial economic penalty to the Company. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is included as a component of “Other income (expense)” in the Company’s Consolidated Statements of Income. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The following table identifies the types of property and equipment included in the accompanying consolidated financial statements as of December 31, 2011 and 2010 (in thousands, except useful lives):

	Original Useful Lives	December 31, 2011	December 31, 2010
Land		$462,790	$392,600
Buildings and building improvements	15 – 39 years	1,012,709	921,929
Leasehold improvements	3 – 25 years	395,274	370,018
Furniture, fixtures and equipment	3 – 20 years	906,257	777,485
Vehicles	5 – 10 years	206,685	182,942
Construction in progress		43,281	60,460

Total property and equipment		3,026,996	2,705,434
Less: accumulated depreciation and amortization		933,229	775,339

Net property and equipment		$2,093,767	$1,930,095

The gross value of capital lease assets included in the “Vehicles” amounts of the above table was $8.6 million and $9.6 million at December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Company recorded accumulated amortization on these capital lease assets in the amounts of $7.9 million and $7.5 million, respectively, all of which was included in “accumulated depreciation and amortization” in the above table.

The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average interest rates incurred on long-term borrowings. Total interest costs capitalized for the years ended December 31, 2011, 2010 and 2009, were $4.7 million, $5.1 million and $6.7 million, respectively.

Notes receivable:

The Company had notes receivable from vendors and other third parties amounting to $15.0 million and $22.2 million at December 31, 2011 and 2010, respectively. The notes receivable, which bear interest at rates ranging from 0% to 10%, are due in varying amounts through March of 2019. Interest income on notes receivable is recorded in accordance with the note terms to the extent that such amounts are expected to be collected. The Company regularly reviews its notes receivable for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s borrowers’ financial positions and corresponding abilities to meet financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the notes receivable and the Company did not record a reserve for uncollectable notes receivable in the consolidated financial statements at December 31, 2011 or 2010.

Goodwill and other intangible assets:

The accompanying Consolidated Balance Sheets at December 31, 2011 and 2010, include goodwill and other intangible assets recorded as the result of acquisitions. The Company reviews goodwill for impairment annually on November 30, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values, rather than systematically amortizing goodwill against earnings. During 2011 and 2010, the goodwill impairment test included a quantitative assessment, which compared the fair value of a reporting unit to its carrying amount, including goodwill. The Company operates as a single reporting unit, and the Company determined that its fair value exceeded its carrying value, including goodwill, at December 31, 2011 and 2010; as such, no goodwill impairment adjustment was required at December 31, 2011 and 2010.

Self-insurance reserves:

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for Team Member health care benefits, workers’ compensation, vehicle liability, general liability and property loss. With the exception of certain Team Member health care benefit liabilities, the Company obtains third-party insurance coverage to limit its exposure. The

Company estimates its self-insurance liabilities by considering a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, growth patterns and exposure forecasts. Certain of these liabilities were recorded at their net present value discounted using the Company’s incremental borrowing rate of 4.75% and 5.30% at December 31, 2011 and 2010, respectively.

The following table identifies the components of the Company’s self-insurance reserves as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Self-insurance reserves (undiscounted)	$116,696	$109,351
Self-insurance reserves (discounted)	$106,011	$99,612

The current portion of the Company’s discounted self-insurance reserves totaled $53.2 million and $51.2 million at December 31, 2011 and 2010, respectively. The remainder was included within “Other liabilities” on the accompanying Consolidated Balance Sheets at December 31, 2011 and 2010.

Warranties:

The Company offers warranties on the merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties. The risk of loss arising from warranty claims is typically the obligation of the Company’s vendors. Certain vendors provide upfront allowances to the Company in lieu of accepting the obligation for warranty claims. For this merchandise, when sold, the Company bears the risk of loss associated with the cost of warranty claims. Differences between vendor allowances received by the Company in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to cost of sales. Estimated warranty costs, which are recorded as obligations at the time of sale, are based on the historical failure rate of each individual product line. The Company’s historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims. See Note 8 for further information concerning the Company’s aggregate product warranty liability.

Litigation reserves:

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. The Company records reserves for litigation losses in instances where a material adverse outcome is probable and the Company is able to reasonably estimate the probable loss. The Company reserves for an estimate of material legal costs to be incurred on pending litigation matters. Although the Company cannot ascertain the total amount of liability that it may incur from any of these matters, the Company does not currently believe that in the aggregate, taking into account applicable insurance coverage, these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, O’Reilly is involved in resolving legacy governmental investigations and litigation that were being conducted against certain former CSK Automotive Corporation (“CSK”) employees arising out of alleged conduct relating to periods prior to the Company’s acquisition of CSK. See Note 12 for further information concerning these legal matters.

Closed property liabilities:

The Company maintains reserves for closed stores and other properties that are no longer being utilized in current operations. The Company provides for these liabilities using a credit-adjusted discount rate to calculate the present value of the remaining non-cancelable lease payments, occupancy costs and lease termination fees after the close date, net of estimated sublease income. In conjunction with the acquisition of CSK, the Company’s reserves include purchase accounting liabilities related to acquired properties that were no longer being utilized in the acquired business as well as the Company’s planned exit activities. See Note 6 for further information concerning these closed store liabilities.

Derivative instruments and hedging activities:

The Company’s accounting policies for derivative financial instruments are based on whether the instruments meet the criteria for designation as cash flow or fair value hedges. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction and the probability that the underlying transaction will occur. A designated hedge of the exposure to variability in the future cash flows of an asset or a liability qualifies as a cash flow hedge. A designated hedge of the exposure to changes in fair value of an asset or a liability qualifies as a fair value hedge. For derivatives with cash flow hedge accounting designation, the Company would recognize the after-tax gain or loss from the effective portion of the hedge as a component of “Accumulated other comprehensive loss” and would reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction. For derivatives with fair value hedge accounting designation, the Company would recognize gains or losses from the change in fair value of these derivatives, as well as the offsetting change in the fair value of the underlying hedged item, in earnings. At December 31, 2011, the Company did not hold any instruments that qualified as cash flow or fair value hedge derivatives.

At December 31, 2010, the Company held derivative financial instruments to manage interest rate risk. The Company designated these derivative financial instruments as cash flow hedges. The derivative financial instruments were recorded at fair value and were included within “Other current liabilities”. On a quarterly basis, the Company measured the effectiveness of the derivative financial instruments by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of the instruments against the expected future interest payments on the corresponding variable rate debt. In addition, the Company compared the critical terms, including notional amounts, underlying indices and reset dates of the derivative financial instruments with the respective variable rate debt to ensure all terms agreed. Any ineffectiveness was reclassified from “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets to “Interest expense” on the accompanying Consolidated Statements of Income. See Note 7 for further information concerning these derivative instruments accounted for as hedges.

Share repurchases:

On January 11, 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. All shares repurchased under the share repurchase program are retired and recorded under the par value method on the accompanying Consolidated Balance Sheets. See Note 9 for further information concerning the Company’s share repurchase program.

Revenue recognition:

Over-the-counter retail sales are recorded when the customer takes possession of the merchandise. Sales to professional service providers, also referred to as “commercial sales,” are recorded upon same-day delivery of the merchandise to the customer, generally at the customer’s place of business. Wholesale sales to other retailers, also referred to as “jobber sales,” are recorded upon shipment of the merchandise from a regional distribution center (“DC”) with same-day delivery to the jobber customer’s location. Internet retail sales are recorded when the merchandise is shipped or when the merchandise is picked up in a store. All sales are recorded net of estimated allowances, discounts and taxes.

Cost of goods sold and selling, general and administrative expenses:

The following table illustrates the primary costs classified in each major expense category:

Cost of goods sold, including warehouse and distribution expenses	Selling, general and administrative expenses
Total cost of merchandise sold, including:	Payroll and benefit costs for store and corporate Team Members
Freight expenses associated with acquiring merchandise and with moving merchandise inventories from the Company’s distribution centers to the stores	Occupancy costs of store and corporate facilities

Defective merchandise and warranty costs	Depreciation and amortization related to store and corporate assets
Vendor allowances and incentives, including:	Vehicle expenses for store delivery services
Allowances that are not reimbursements for specific, incremental and identifiable costs	Self-insurance costs
Cash discounts on payments to vendors	Closed store expenses
Costs associated with the Company’s supply chain, including:	Other administrative costs, including:
Payroll and benefit costs	Accounting, legal and other professional services
Warehouse occupancy costs	Bad debt, banking and credit card fees
Transportation costs	Supplies
Depreciation	Travel
Inventory shrinkage	Advertising costs

Operating leases:

The Company recognizes rent expense on a straight-line basis over the lease terms of its stores and DCs. Generally, the lease term for stores is the base lease term and the lease term for DCs includes the base lease term plus certain renewal option periods for which renewal is reasonably assured and failure to exercise the renewal option would result in a significant economic penalty. The Company’s policy is to amortize leasehold improvements associated with the Company’s operating leases over the lesser of the lease term or the estimated economic life of those assets.

Advertising expenses:

Advertising expense consists primarily of expenses related to the Company’s integrated marketing program, which includes television, radio, direct mail and newspaper distribution, in-store and online promotions, and sports and event sponsorships. The Company expenses advertising costs as incurred. The Company also participates in cooperative advertising arrangements with certain of its vendors. Advertising expense included as a component of “Selling, general and administrative expenses” (“SG&A”) on the accompanying Consolidated Statements of Income amounted to $73.8 million, $70.0 million and $72.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Share-based compensation and benefit plans:

The Company sponsors employee share-based benefit plans and employee and director share-based compensation plans. The Company recognizes compensation expense for its share-based plans based on the fair value of the awards on the date of the grant, award or issuance. Share-based plans include stock option awards issued under the Company’s employee incentive plans, director stock plan, stock issued through the Company’s employee stock purchase plan and stock awarded to employees and directors through other compensation plans. See Note 10 for further information concerning these plans.

Pre-opening expenses:

Costs associated with the opening of new stores, which consist primarily of payroll and occupancy costs, are charged to SG&A as incurred. Costs associated with the opening of new distribution centers, which consist primarily of payroll and occupancy costs, are included as a component of “Cost of goods sold, including warehouse and distribution expenses” on the accompanying Consolidated Statements of Income as incurred.

Debt issuance costs:

In conjunction with the issuance or amendment of long-term debt instruments, the Company incurs various costs including debt registration fees, accounting and legal fees and underwriter and book runner fees. These debt issuance costs have been deferred and are being amortized over the term of the corresponding debt issue and the amortization expense is included as a component of “Interest expense” in the Company’s Consolidated Statements of Income. Deferred debt issuance costs totaled $9.0 million and $21.6 million, net of amortization, at December 31, 2011 and 2010, respectively, of which $1.3 million and $8.6 million were included within “Other current assets” on the accompanying Consolidated Balance Sheets at December 31, 2011 and 2010, with the remainder included within “Other assets” on the accompanying Consolidated Balance Sheets at December 31, 2011 and 2010. All unamortized debt issuance costs related to the Company’s asset-based revolving credit facility (“ABL Credit Facility”) were expensed on January 14, 2011, in conjunction with the issuance of the Company’s $500 million of unsecured 4.875% Senior Notes due 2021 (the “4.875% Senior Notes due 2021”) and subsequent repayment and retirement of the ABL Credit Facility. See Note 5 for further information concerning the issuance of the 4.875% Senior Notes due 2021 and the retirement of the ABL Credit Facility.

Income taxes:

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on differences between the GAAP basis and tax basis of assets and liabilities using enacted tax rules and rates currently scheduled to be in effect for the year in which the differences are expected to reverse. Tax carry forwards are also recognized in deferred tax assets and liabilities under this method. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date. The Company would record a valuation allowance against deferred tax assets to the extent it is more likely than not the amount will not be realized, based upon evidence available at the time of the determination and any change in the valuation allowance is recorded in the period of a change in such determination. The Company did not establish a valuation allowance for deferred tax assets at December 31, 2011 and 2010, as it was considered more likely than not that deferred tax assets were realizable through a combination of future taxable income, the realization of deferred tax liabilities and tax planning strategies.

Earnings per share:

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the fiscal period. Diluted earnings per share is calculated by dividing the weighted-average number of common shares outstanding plus, where applicable, the common stock equivalents associated with the potential impact of dilutive stock options or conversion of convertible debt. Certain common stock equivalents that could potentially dilute basic earnings per share in the future, were not included in the fully diluted computation because they would have been antidilutive. Generally, stock options are antidilutive and excluded from the earnings per share calculation when the exercise price exceeds the market price of the common shares. See Note 15 for further information concerning these common stock equivalents.

New accounting pronouncements:

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

In June of 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“2011-05”). ASU 2011-05 was issued to improve the comparability of financial reporting between U.S. GAAP and IFRS, and eliminates previous U.S. GAAP guidance that allowed an entity to present components of other comprehensive income (“OCI”) as part of its statement of changes in shareholders’ equity. With the issuance of ASU 2011-05, companies are now required to report all components of OCI either in a single continuous statement of total comprehensive income, which includes components of both OCI and net income, or in a separate statement appearing consecutively with the statement of income. ASU 2011-05 does not affect current guidance for the accounting of the components of OCI, or which items are included within total comprehensive income. In December of 2011, the FASB issued ASU No. 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“2011-12”). ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments shown on the face of the financial statements. No other requirements of ASU 2011-05 were affected by the issuance of ASU 2011-12, including the requirement to report income either in a single continuous financial statement or in a separate statement of total comprehensive income, which is effective for periods beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance with its 2011 financial statements; the application of this guidance affects presentation only and therefore, did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In September of 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“2011-08”). ASU 2011-08 was issued to simplify the impairment test of goodwill, by allowing entities to use a qualitative approach to determine whether goodwill impairment might exist, before completing the entire impairment test. Under ASU 2011-08, an entity has the option to first assess any qualitative factors that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The changes under ASU 2011-08 are effective for public companies for annual and interim testing performed for periods beginning after December 15, 2011, with early adoption permitted. The application of this guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 2—BUSINESS COMBINATION

Effective July 11, 2008, the Company acquired CSK, which was one of the largest specialty retailers of auto parts and accessories in the Western United States and one of the largest such retailers in the United States, based on store count at the date of acquisition. The acquisition was accounted for under the purchase method of accounting with O’Reilly Automotive, Inc. as the acquiring entity in accordance with the Statement of Financial Accounting Standard No. 141, Business Combinations. The purchase price to acquire CSK was $542.2 million and was finalized on June 30, 2009. The consideration paid by the Company to complete the acquisition was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The results of CSK’s operations have been included in the Company’s consolidated financial statements since July 11, 2008, the acquisition date.

NOTE 3—FAIR VALUE MEASUREMENTS

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

The Company did not have transfers between levels within the hierarchy during the years ended December 31, 2011 or 2010.

Financial assets and liabilities measured at fair value on a recurring basis:

The fair value of the Company’s outstanding interest rate swap contracts, as discussed in Note 5 and Note 7, was included in “Other current liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2010. The fair value of the interest rate swap contracts was based on the discounted net present value of the swaps using third party quotes (Level 2). Changes in fair market value were recorded in “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets, and changes resulting from the termination of the interest rate swap contracts were recorded in “Other income (expense)” on the accompanying Consolidated Statements of Income. All of the interest rate swap contracts that existed as of December 31, 2010, were terminated at the Company’s request on January 14, 2011, concurrent with the retirement of the ABL Credit Facility and the issuance of the 4.875% Senior Notes due 2021, as discussed in Note 5 and Note 7.

The table below identifies the estimated fair value of the Company’s interest rate swap contracts, using the discounted net present value of the swap using third party quotes (Level 2), as of December 31, 2010 (in thousands):

December 31, 2010

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative contracts	$—	$(4,845)	$—	$(4,845)

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of December 31, 2011 and 2010, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes are included in “Long-term debt, less current portion” on the accompanying Consolidated Balance Sheets as of December 31, 2011.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach, as of December 31, 2011, which was determined by reference to quoted market prices (Level 1) (in thousands):

December 31, 2011

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
4.875% Senior Notes due 2021	$533,150	$—	$—	$533,150
4.625% Senior Notes due 2021	$313,830	$—	$—	$313,830

The carrying amount of the Company’s ABL Credit Facility as of December 31, 2010, was $356 million and was included in “Long-term debt, less current portion” on the accompanying Consolidated Balance Sheets at that time. The Company determined that the estimated fair value of its ABL Credit Facility approximated the carrying amount. This valuation was determined by consulting investment bankers (Level 2). All outstanding borrowings under the ABL Credit Facility were repaid on January 14, 2011, and the facility was retired concurrent with the issuance of the Company’s 4.875% Senior Notes due 2021 as discussed in Note 5.

The accompanying Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from vendors and accounts payable. Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 4—GOODWILL AND OTHER INTANGIBLES

Goodwill:

Goodwill is reviewed annually on November 30 for impairment, or more frequently if events or changes in business conditions indicate that impairment may exist. Goodwill is not amortizable for financial statement purposes. During the year ended December 31, 2011, the Company recorded a decrease in goodwill of less than $0.1 million, primarily due to adjustments to purchase price allocations related to small acquisitions and the excess tax benefit related to exercises of stock options acquired in the acquisition of CSK. The Company did not record any goodwill impairment during the year ended December 31, 2011.

The following table identifies the changes in goodwill for the years ended December 31, 2011 and 2010 (in thousands):

Balance at December 31, 2009	$744,313
Other	(338)

Balance at December 31, 2010	743,975
Other	(68)

Balance at December 31, 2011	$743,907

As of December 31, 2011 and 2010, the Company did not have any other unamortizable assets other than goodwill.

Intangibles other than goodwill:

The following table identifies the components of the Company’s amortizable intangibles as of December 31, 2011 and 2010 (in thousands):

	Cost		Accumulated Amortization (Expense) Benefit
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Amortizable intangible assets:
Favorable leases	$51,660	$52,010	$(23,969)	$(18,329)
Non-compete agreements	793	579	(427)	(309)

Total amortizable intangible assets	$52,453	$52,589	$(24,396)	$(18,638)

Unfavorable leases	$49,380	$49,570	$26,560	$20,071

The Company recorded favorable lease assets in conjunction with the acquisition of CSK; these favorable lease assets represent the values of operating leases acquired with favorable terms. These favorable leases had an estimated weighted-average remaining useful life of approximately 10.1 years as of December 31, 2011. For the years ended December 31, 2011, 2010 and 2009, the Company recorded amortization expense of $6.1 million, $8.5 million, and $14.1 million, respectively, related to its amortizable intangible assets, which are included in “Other assets, net” on the accompanying Consolidated Balance Sheets.

The Company recorded unfavorable lease liabilities in conjunction with the acquisition of CSK; these unfavorable lease liabilities represent the values of operating leases acquired with unfavorable terms. These unfavorable leases had an estimated weighted-average remaining useful life of approximately 5.8 years as of December 31, 2011. For the years ended December 31, 2011, 2010 and 2009, the Company recognized an amortized benefit of $6.7 million, $7.0 million and $9.2 million, respectively, related to these unfavorable operating leases, which are included in “Other liabilities” on the accompanying Consolidated Balance Sheets. These unfavorable lease liabilities are not included as a component of the Company’s closed store reserves, which are discussed in Note 6.

The following table identifies the estimated amortization expense and benefit of the Company’s intangibles for each of the next five years as of December 31, 2011 (in thousands):

	Amortization Expense	Amortization Benefit	Total
2012	$(4,956)	$5,651	$695
2013	(4,041)	4,548	507
2014	(3,143)	3,642	499
2015	(2,712)	2,794	82
2016	(2,357)	2,076	(281)

Total	$(17,209)	$18,711	$1,502

NOTE 5—LONG-TERM DEBT AND CAPITAL LEASES

The following table identifies the amounts included in “Current portion of long-term debt” and “Long-term debt, less current portion” on the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
ABL Credit Facility	$—	$356,000
Revolving Credit Facility	—	—
4.875% Senior Notes due 2021 (1), effective interest rate of 4.945%	496,824	—
4.625% Senior Notes due 2021 (2), effective interest rate of 4.642%	299,493	—
Capital leases	1,257	2,704

Total debt and capital lease obligations	797,574	358,704
Current portion of long-term debt	662	1,431

Long-term debt, less current portion	$796,912	$357,273

(1)	Net of unamortized discount of $3.2 million

(2)	Net of unamortized discount of $0.5 million

The following table identifies the principal maturities of long-term debt and capital lease obligations as of December 31, 2011 (in thousands):

2012	$662
2013	286
2014	130
2015	89
2016	71
Thereafter	796,336

Total	$797,574

Asset-based revolving credit facility:

On July 11, 2008, the Company entered into a credit agreement for a five-year asset-based revolving credit facility, the ABL Credit Facility, which was scheduled to mature in July of 2013. At December 31, 2010, the Company had outstanding borrowings of $356 million under the ABL Credit Facility, of which $106 million were not covered under an interest rate swap contract. All outstanding borrowings under the ABL Credit Facility were repaid, and all related interest rate swap contracts were terminated on January 14, 2011, and the ABL Credit Facility was retired concurrent with the issuance of the Company’s 4.875% Senior Notes due 2021, as further described below. In conjunction with the retirement of the Company’s ABL Credit Facility, the Company recognized a one-time non-cash charge to write off the balance of debt issuance costs related to the ABL Credit Facility in the amount of $21.6 million and a one-time charge related to the termination of the Company’s interest rate swap contracts in the amount of $4.2 million, which are included in “Other income (expense)” on the accompanying Consolidated Statements of Income for the year ended December 31, 2011.

Unsecured revolving credit facility:

On January 14, 2011, the Company entered into a new credit agreement for a five-year $750 million unsecured revolving credit facility (the “Revolving Credit Facility”) arranged by Bank of America, N.A. (“BA”) and Barclays Capital, originally scheduled to mature in January of 2016. On September 9, 2011, the Company amended the credit agreement (the “Credit Agreement”), decreasing the aggregate commitments under the Revolving Credit Facility to $660 million, extending the maturity date on the Credit Agreement to September of 2016 and reducing the facility fee and interest rate margins for borrowings under the Revolving Credit Facility. In conjunction with the amendment to the Credit Agreement, the Company recognized a one-time charge related to the modification in the amount of $0.3 million, which is included in “Other income (expense)” on the accompanying Consolidated Statements of Income for the twelve months ended December 31, 2011. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility. As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million. As of December 31, 2011, the Company had outstanding letters of credit, primarily to satisfy workers’ compensation, general liability and other insurance policies, in the amount of $59.9 million, reducing the aggregate availability under the Revolving Credit Facility by that amount. As of December 31, 2011, the Company had no outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin. In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services. Based upon the Company’s credit ratings at December 31, 2011, its margin for Base Rate loans was 0.275%, its margin for Eurodollar Rate loans was 1.275% and its facility fee was 0.225%. Based on the Company’s current credit ratings, its margin for Base Rate loans is 0.200%, its margin for Eurodollar Rate loans is 1.200% and its facility fee is 0.175%.

The Credit Agreement contains certain debt covenants, which include limitations on total outstanding borrowings, a minimum fixed charge coverage ratio of 2.0 times through December 31, 2012; 2.25 times through December 31, 2014; 2.5 times through maturity; and a maximum adjusted consolidated leverage ratio of 3.0 times through maturity. The consolidated leverage ratio includes a calculation of adjusted earnings before interest, taxes, depreciation, amortization, rent and stock based compensation expense to adjusted debt. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate payment of outstanding principal amount plus accrued interest and litigation from lenders. As of December 31, 2011, the Company remained in compliance with all covenants related to the Credit Agreement.

Senior notes:

4.875% Senior Notes due 2021:

On January 14, 2011, the Company issued $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 (“4.875% Senior Notes due 2021”) at a price to the public of 99.297% of their face value with United Missouri Bank, N.A. (“UMB”) as trustee. Interest on the 4.875% Senior Notes due 2021 is payable on January 14 and July 14 of each year and is computed on the basis of a 360-day year. The net proceeds from the issuance of the 4.875% Senior Notes due 2021 were used to repay all of the Company’s outstanding borrowings under its ABL Credit Facility and to pay fees and expenses related to the offering and costs associated with terminating the Company’s existing interest rate swap contracts, with the remainder used for general corporate purposes, including share repurchases.

4.625% Senior Notes due 2021:

On September 19, 2011, the Company issued $300 million aggregate principal amount of unsecured 4.625% Senior Notes due 2021 (“4.625% Senior Notes due 2021”) at a price to the public of 99.826% of their face value with UMB as trustee. Interest on the 4.625% Senior Notes due 2021 is payable on March 15 and September 15 of each year and is computed on the basis of a 360-day year. The net proceeds from the issuance of the 4.625% Senior Notes due 2021 were used to pay fees and expenses related to the offering, with the remainder intended to be used to repay borrowings outstanding from time to time under the Revolving Credit Facility and for general corporate purposes, including share repurchases.

The senior notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees the Company’s obligations under the Company’s Revolving Credit Facility or certain other debt of the Company or any of the Subsidiary Guarantors. The guarantees are full and unconditional and joint and several. Each of the Subsidiary Guarantors is wholly-owned, directly or indirectly, by the Company and the Company has no independent assets or operations other than those of its subsidiaries. The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries. No minor subsidiaries exist today. Neither the Company, nor any of its Subsidiary Guarantors, are subject to any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of December 31, 2011.

Capital lease agreements:

The Company assumed certain vehicle capital leases in the CSK acquisition. The remaining vehicle capital lease agreements have contractual terms of 63 months, which will expire on October 15, 2013. The present value of the future minimum lease payments under these vehicle capital leases totaled approximately $0.7 million and $1.9 million at December 31, 2011 and 2010, respectively, which were classified as long-term debt in the accompanying consolidated financial statements. The Company did not acquire any additional vehicles under capital leases during the periods ended December 31, 2011 or 2010.

The Company assumed certain building capital leases in the CSK acquisition. The remaining building capital lease agreements will expire on April 30, 2015, and March 31, 2017. The present value of future minimum lease payments under these building capital leases totaled approximately $0.5 million and $0.8 million at December 31, 2011 and 2010, respectively, which were classified as long-term debt in the accompanying consolidated financial statements. The Company did not acquire any additional buildings under capital leases during the periods ended December 31, 2011 or 2010.

NOTE 6—EXIT ACTIVITIES

The Company maintains reserves for closed stores and other properties that are no longer utilized in current operations, and had previously maintained reserves for employee separation liabilities.

The following table identifies the closure reserves for stores, administrative office and distribution facilities, and reserves for employee separation costs at December 31, 2011 and 2010 (in thousands):

	Store Closure Liabilities	Administrative Office and Distribution Facilities Closure Liabilities	Employee Separation Liabilities
Balance at January 1, 2010:	$15,777	$7,653	$2,080
Additions and accretion	902	446	—
Payments	(3,121)	(2,330)	(1,519)
Revisions to estimates	413	(161)	595

Balance at December 31, 2010:	13,971	5,608	1,156
Additions and accretion	695	314	—
Payments	(3,634)	(2,593)	(912)
Revisions to estimates	280	215	(244)

Balance at December 31, 2011:	$11,312	$3,544	$—

Store, administrative office and distribution facilities closure liabilities:

The Company maintains reserves for closed stores and other properties that are no longer utilized in current operations. The Company accrues for closed property operating lease liabilities using a credit-adjusted discount rate to calculate the present value of the remaining non-cancelable lease payments, contractual occupancy costs and lease termination fees after the closing date, net of estimated sublease income. The closed property lease liabilities are expected to be paid over the remaining lease terms, which currently extend through April 23, 2023. The Company estimates sublease income and future cash flows based on the Company’s experience and knowledge of the market in which the closed property is located, the Company’s previous efforts to dispose of similar assets and existing economic conditions. Adjustments to closed property reserves are made to reflect changes in estimated sublease income or actual contracted exit costs, which vary from original estimates, and are made for material changes in estimates in the period in which the changes become known.

Revisions to estimates in closure reserves for stores and administrative office and distribution facilities include changes in the estimates of sublease agreements, changes in assumptions of various store and office closure activities, changes in assumed leasing arrangements and actual exit costs since the inception of the exit activities. Revisions to estimates and additions or accretions to closure reserves for stores and administrative office and distribution facilities are included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009.

The cumulative amount incurred in closure reserves for stores from the inception of the exit activity through December 31, 2011, was $24.4 million. The cumulative amount incurred in administrative office and distribution facilities from the inception of the exit activity through December 31, 2011, was $9.8 million. The balance of both these reserves is included in “Other current liabilities” and “Other liabilities” on the accompanying Consolidated Balance Sheets based upon the dates when the reserves are expected to be settled.

Employee separation liabilities:

The Company had previously maintained a reserve for employee separation liabilities. Employee separation liabilities represented costs for anticipated payments, including payments required under various pre-existing employment arrangements with acquired CSK employees, which existed at the time of the acquisition, related to the planned involuntary termination of employees performing overlapping or duplicative functions. The Company completed all restructuring activities related to these employee separation liabilities during 2011, and the reserve had no remaining balance as of December 31, 2011.

Revisions to estimates for employee separation liabilities included changes in assumptions surrounding the timing required to consolidate certain duplicative administration functions since the inception of the exit activities. Revisions to estimates and additions or accretions to employee separation liabilities are included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009.

The cumulative amount incurred for employee separation liabilities from the inception of the exit activity through December 31, 2011, was $29.2 million. The reserve balance for employee separation liabilities was included in “Accrued payroll” on the accompanying Consolidated Balance Sheets at December 31, 2010.

NOTE 7—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Historically, the Company entered into interest rate swap contracts with various counterparties to mitigate cash flow risk associated with floating interest rates on outstanding borrowings under its ABL Credit Facility. The fair values of the Company’s outstanding hedges were recorded as liabilities in the accompanying Consolidated Balance Sheets at December 31, 2010. The effective portion of the change in fair values of the Company’s cash flow hedges was recorded as a component of “Accumulated other comprehensive loss” in the accompanying Consolidated Balance Sheets at December 31, 2010; any ineffectiveness was recognized in “Other income (expense)” in the accompanying Consolidated Statements of Income in the period of ineffectiveness. The interest rate swap contracts were designated as cash flow hedges with interest payments designed to offset the interest payments for borrowings under the ABL Credit Facility that corresponded with the notional amounts of the swaps. On January 14, 2011, the ABL Credit Facility was retired concurrent with the issuance of the Company’s 4.875% Senior Notes due 2021 and all interest rate swap contracts were terminated at the Company’s request. The Company recognized a charge of $4.2 million related to the termination of the interest rate swap contracts, which was included as a component of “Other income (expense)” in the accompanying Consolidated Statements of Income for the year ended December 31, 2011. As of December 31, 2011, the Company did not hold any instruments that qualified as cash flow hedge derivatives. During 2010, one interest rate swap contract was terminated at the Company’s request and was deemed to be ineffective as of the termination date. The Company recognized $0.1 million in “Other income (expense)” on the accompanying Consolidated Statements of Income for the year ended December 31, 2010, as a result of this hedge ineffectiveness.

The table below outlines the effects the Company’s derivative financial instruments had on its Consolidated Balance Sheets as of December 31, 2011 and 2010 (in thousands):

	Fair Value of Derivative, Recorded as Payable to Counterparties in “Other current liabilities”		Fair Value of Derivative, Tax Effect		Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative, net of tax
Derivatives Designated as Hedging Instruments	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Interest rate swap contracts	$—	$4,845	$—	$1,875	$—	$2,970

The table below outlines the effects the Company’s derivative financial instruments had on its Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Location and Amount of Loss Recognized in Income on Derivatives
Derivatives Designated as Hedging Instruments		Year ended December 31,
	Classification	2011	2010	2009
Interest rate swap contracts	Other income (expense)	$(4,237)	$(65)	$—

NOTE 8—WARRANTIES

The Company provides warranties on certain merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties. Estimated warranty costs are based on the historical failure rate of each individual product line and are recorded as obligations. The Company’s historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims. The Company’s product warranty liabilities are included in “Other liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010.

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Balance at January 1,	$22,429	$19,637
Warranty claims	(46,779)	(44,791)
Warranty accruals	45,992	47,583

Balance December 31,	$21,642	$22,429

NOTE 9—SHAREHOLDERS’ EQUITY

Preferred stock:

The Company is authorized to issue 5.0 million shares of preferred stock at $0.01 par value per share. No preferred stock was issued or outstanding as of December 31, 2011 or 2010.

Common Stock:

The Company is authorized to issue 245.0 million shares of common stock at $0.01 par value per share. The Company had common stock issued and outstanding of 127.2 million and 141.0 million as of December 31, 2011 and 2010, respectively.

Share repurchase program:

On January 11, 2011, the Company’s Board of Directors approved a $500 million share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions, for a three-year period. The Company’s Board of Directors approved resolutions to increase the authorization under the share repurchase program by an additional $500 million on August 5, 2011, and an additional $500 million on November 16, 2011, raising the cumulative authorization under the share repurchase program to $1.5 billion. Each additional $500 million authorization is effective for a three-year period, expiring on August 5, 2014, and November 16, 2014, respectively. The Company and its Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.

The Company repurchased 15.9 million shares of its common stock under its publicly announced share repurchase program during the year ended December 31, 2011, at an average price per share of $61.49, for a total investment of $976.6 million. As of December 31, 2011, the Company had $523.7 million remaining under its share repurchase program. From January 1, 2012, through and including February 28, 2012, the Company repurchased 0.6 million shares of its common stock at an average price of $83.39, for a total investment of $48.4 million.

Accumulated other comprehensive loss:

Unrealized losses, net of tax, from interest rate swap contracts that qualified as cash flow hedges were included in “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets as of December 31, 2010, as discussed in Notes 5 and 7.

The following table identifies the changes in “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$(11,513)
Unrealized losses on cash flow hedges, net of tax	3,551

Balance at December 31, 2009	(7,962)
Unrealized losses on cash flow hedges, net of tax	4,992

Balance at December 31, 2010	(2,970)
Reclassification adjustment for unrealized losses on cash flow hedges, net of tax, included in net income	2,970

Balance at December 31, 2011	$—

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity during the period. The Company’s comprehensive income for the years ended December 31, 2011, 2010 and 2009, included net earnings, as well as changes in unrealized losses on cash flow hedges. Comprehensive income for the years ended December 31, 2011, 2010 and 2009, was $510.6 million, $424.4 million and $311.0 million, respectively.

NOTE 10—SHARE-BASED EMPLOYEE COMPENSATION PLANS AND OTHER COMPENSATION AND BENEFIT PLANS

The Company recognizes share-based compensation expense based on the fair value of the grants, awards or shares at the time of the grant, award or issuance. Share-based compensation includes stock option awards issued under the Company’s employee incentive plans and director stock plan, restricted stock awarded under the Company’s employee incentive plans, performance incentive plan and director stock plan, stock issued through the Company’s employee stock purchase plan and stock awarded to employees through other benefit programs.

The table below identifies the shares that have been authorized for issuance and the shares available for future issuance under the Company plans, as of December 31, 2011 (in thousands):

Plans	Total Shares Authorized for Issuance under the Plans	Shares Available for Future Issuance under the Plans
Employee Incentive Plans	34,000	7,703
Director Stock Plan	1,000	277
Performance Incentive Plan	650	390
Employee Stock Purchase Plan	4,250	1,116
Profit Sharing and Savings Plan	4,200	349

Stock options:

The Company’s employee incentive plans provide for the granting of stock options for the purchase of the common stock of the Company to certain key employees of the Company. Employee stock options are granted at an exercise price that is equal to the closing market price of the Company’s common stock on the date of the grant. Employee stock options granted under the plans expire after ten years and typically vest 25% per year, over four years. The Company records compensation expense for the grant date fair value of the option awards, adjusted for estimated forfeitures, evenly over the vesting period.

The table below identifies the employee stock option activity under these plans during the year ended December 31, 2011:

	Shares (in thousands)	Weighted- Average Exercise Price	Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	8,255	$30.37
Granted	1,672	63.15
Exercised	(1,818)	26.97
Forfeited	(716)	42.96

Outstanding at December 31, 2011	7,393	$37.41	6.68	$314,531

Vested or expected to vest at December 31, 2011	6,876	$36.35	6.54	$299,798

Exercisable at December 31, 2011	3,878	$27.51	5.15	$203,379

The Company’s director stock plan provides for the granting of stock options for the purchase of the common stock of the Company to directors of the Company. Director stock options are granted at an exercise price that is equal to the closing market price of the Company’s common stock on the date of the grant. Director stock options granted under the plans expire after seven years and vest fully after six months. The Company records compensation expense for the grant date fair value of the option awards evenly over the vesting period.

The table below identifies the director stock option activity under this plan during the year ended December 31, 2011:

	Shares (in thousands)	Weighted- Average Exercise Price	Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	140	$33.43
Granted	—	—
Exercised	(43)	29.85
Forfeited	—	—

Outstanding at December 31, 2011	97	$35.00	3.77	$4,383

Vested or expected to vest at December 31, 2011	97	$35.00	3.77	$4,383

Exercisable at December 31, 2011	97	$35.00	3.77	$4,383

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.

•	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount by which the Company’s stock price has historically fluctuated.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Risk-free interest rate	1.16%	1.67%	2.04%
Expected life	3.7 Years	4.3 Years	4.7 Years
Expected volatility	33.3%	33.9%	33.0%
Expected dividend yield	—%	—%	—%

The Company’s forfeiture rate is the estimated percentage of options awarded that are expected to be forfeited or cancelled prior to becoming fully vested. The Company’s estimate is evaluated periodically, is based upon historical experience at the time of evaluation and reduces expense ratably over the vesting period.

The following table summarizes activity related to stock options awarded by the Company for the periods ending December 31, 2011, 2010 and 2009:

	For the Years Ended December 31,
	2011	2010	2009
Compensation expense for stock options awarded (in millions)	$17.6	$14.9	$13.5
Income tax benefit from compensation expense related to stock options (in millions)	6.8	5.7	5.2
Total intrinsic value of stock options exercised (in millions)	71.5	60.0	30.0
Cash received from exercise of stock options (in millions)	50.3	56.9	54.3
Weighted-average grant-date fair value of options awarded	$16.93	$14.24	$11.10
Weighted-average remaining contractual life of exercisable options (in years)	5.12	5.21	5.21

The remaining unrecognized compensation expense related to unvested stock option awards at December 31, 2011, was $39.6 million and the weighted-average period of time over which this cost will be recognized is 2.8 years.

Restricted stock:

The Company’s performance incentive plan provides for the award of shares of restricted stock to its corporate and senior management that vest evenly over a three-year period and are held in escrow until such vesting has occurred. Generally, unvested shares are forfeited when an employee ceases employment. The fair value of shares awarded under this plan is based on the closing market price of the Company’s common stock on the date of award and compensation expense is recorded evenly over the vesting period.

The table below identifies the employee restricted stock activity under this plan during the year ended December 31, 2011:

	Shares (in thousands)	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2010	34	$38.30
Granted during the period	42	55.48
Vested during the period (1)	(33)	44.27
Forfeited during the period	(3)	47.51

Non-vested at December 31, 2011	40	$50.72

(1)	Includes 11.3 million shares withheld to cover Team Members’ taxes upon vesting.

The Company’s director stock plan provides for the award of shares of restricted stock that vest evenly over a three-year period and are held in escrow until such vesting has occurred. Generally, unvested shares are forfeited when a director ceases their service on the Company’s Board of Directors. The fair value of shares awarded under this plan is based on the closing market price of the Company’s common stock on the date of award and compensation expense is recorded evenly over the vesting period.

The table below identifies the director restricted stock activity under this plan during the year ended December 31, 2011:

	Shares (in thousands)	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2010	—	$—
Granted during the period	8	59.65
Vested during the period	—	—
Forfeited during the period	—	—

Non-vested at December 31, 2011	8	$59.65

The following table summarizes activity related to restricted stock awarded by the Company for the periods ending December 31, 2011, 2010 and 2009:

	For the Years Ended December 31,
	2011	2010	2009
Compensation expense for restricted shares awarded (in millions)	$1.7	$0.9	$0.5
Income tax benefit from compensation expense related to restricted shares (in millions)	0.6	0.4	0.2
Total fair value of restricted shares at vest date (in millions)	$2.6	$1.6	$0.7
Shares awarded under the plans (in thousands)	49.9	41.1	21.8
Average grant-date fair value of shares awarded under the plans	$56.18	$39.57	$33.36

The remaining unrecognized compensation expense related to unvested restricted share awards at December 31, 2011, was $2.5 million and the weighted-average period of time over which this cost will be recognized is 1.9 years.

Employee stock purchase plan:

The Company’s employee stock purchase plan (the “ESPP”) permits eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value. Employees may authorize the Company to withhold up to 5% of their annual salary to participate in the plan. The fair value of shares issued under the ESPP is based on the average of the high and low market prices of the Company’s common stock during the offering periods. Compensation expense is recognized based on the discount between the grant-date fair value and the employee purchase price for the shares sold to employees.

The following table summarizes activity related to the Company’s ESPP for the periods ending December 31, 2011, 2010 and 2009:

	For the Years Ended December 31,
	2011	2010	2009
Compensation expense for shares issued under the ESPP (in millions)	$1.3	$1.1	$1.0
Income tax benefit from compensation expense for shares issued under the ESPP (in millions)	$0.5	$0.4	$0.4
Shares issued under the ESPP (in thousands)	134.5	152.9	178.5
Weighted-average price of shares issued under the ESPP	$53.93	$40.86	$30.47

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are at least 21 years of age and have at least six months of service. The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. Beginning in the fourth quarter of 2009, the Company’s matching and discretionary profit sharing contributions under this plan began being funded in the form of cash. Prior to that time, the Company’s matching and discretionary profit sharing contributions under this plan were funded in the form of the Company’s common stock. The Company did not record any share based compensation expense for contributions to this plan for the years ended December 31, 2011 or 2010. The Company recorded $6.8 million of share based compensation expense for contributions to this plan for the year ended December 31, 2009, and recognized a corresponding income tax benefit of $2.7 million. The Company did not issue any shares under this plan for the years ended December 31, 2011 or 2010. The Company issued 0.2 million shares to fund matching contributions for the year ended December 31, 2009, at an average grant date fair value of $35.37. The Company did not make any discretionary contributions to the Profit Sharing and Savings Plan during the years ended December 31, 2011, 2010 or 2009. The Company does not anticipate funding the plan with the issuance of shares in the future.

NOTE 11—COMMITMENTS

Operating lease commitments:

The Company leases certain office space, retail stores, property and equipment under long-term, non-cancelable operating leases. Most of these leases include renewal options and some include options to purchase, provisions for percentage rent based on sales and/or incremental step increase provisions.

The following table identifies the future minimum lease payments under all of the Company’s operating leases for each of the next five years and in the aggregate as of December 31, 2011 (in thousands):

	Related Parties	Non-related Parties	Total
2012	$4,406	$222,052	$226,458
2013	4,346	206,244	210,590
2014	4,257	185,968	190,225
2015	3,587	158,511	162,098
2016	3,119	132,756	135,875
Thereafter	12,555	713,154	725,709

Total	$32,270	1,618,685	1,650,955

The future minimum lease payments under the Company’s operating leases, in the table above, do not include potential amounts for percentage rent or other operating lease related costs and have not been reduced by expected future minimum sublease income. Expected future minimum sublease income under non-cancelable subleases is approximately $14.5 million at December 31, 2011.

The following table identifies the net rent expense amounts for the years ended December 31, 2011, 2010 and 2009:

	For the Years Ended December 31,
	2011	2010	2009
Minimum operating lease expense	$226,158	$221,540	$220,686
Contingent rents	534	903	364
Other lease related occupancy costs	8,821	9,352	10,241

Total rent expense	235,513	231,795	231,291
Less: sublease income	(4,616)	(4,916)	(2,157)

Net rent expense	$230,897	$226,879	$229,134

Other commitments:

As of December 31, 2011, the Company had construction commitments in the amount of $41.6 million.

As of December 31, 2011, the Company had outstanding letters of credit, primarily to satisfy workers’ compensation, general liability and other insurance policies, in the amount of $59.9 million (see Note 5).

NOTE 12—LEGAL MATTERS

O’Reilly Litigation:

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. The Company records reserves for litigation losses in instances where a material adverse outcome is probable and the Company is able to reasonably estimate the probable loss. The Company reserves for an estimate of material legal costs to be incurred in pending litigation matters. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters, taking into account applicable insurance and reserves, will have a material adverse effect on its consolidated financial position, results of operations or cash flows in a particular quarter or annual period.

In addition, O’Reilly is involved in resolving governmental investigations that were being conducted against CSK and CSK’s former officers and other litigation, prior to its acquisition by O’Reilly, as described below.

CSK Pre-Acquisition Matters – Governmental Investigations and Actions:

As previously reported, the governmental investigations of CSK regarding its legacy pre-acquisition accounting practices have concluded.

CSK’s former Controller and its former Director of Credit and Receivables pled guilty to obstruction of justice on April 7, 2009 and April 15, 2009, respectively, as previously reported. They were sentenced on November 7, 2011. CSK’s former Chief Financial Officer was sentenced, as previously reported, on September 19, 2011. No appeal followed. Accordingly, with the sentencing on November 7, 2011, criminal proceedings against former CSK employees have reached finality.

The action filed by the SEC on July 22, 2009, against Maynard L. Jenkins, the former Chief Executive Officer of CSK, seeking reimbursement from Mr. Jenkins of certain bonuses and stock sale profits pursuant to Section 304 of the Sarbanes-Oxley Act of 2002, as previously reported, has also reached finality. On November 16, 2011, the Court entered a Final Judgment which required Mr. Jenkins to reimburse $2.8 million to the Company as successor SEC issuer to CSK Auto Corp. Since entry of the Final Judgment, the payment obligation created thereunder has been satisfied and O’Reilly has recorded the reimbursement as an adjustment to operating income in the fourth quarter of 2011.

The previously reported SEC civil action for alleged misconduct related to CSK’s historical accounting practices against the former Chief Financial Officer, Controller and Director of Credit and Receivables of CSK, remains ongoing. However, on January 20, 2012, the parties filed a “Joint Report On Settlement Talks” wherein they report that offers of settlement had been made which would be presented to the Commission for its consideration and approval. The parties have requested a “complete litigation standstill” while the Commission considers the settlement offers made. Under Delaware law, the charter documents of the CSK entities, and certain indemnification agreements, CSK may have certain indemnification obligations in connection with the SEC civil action, and, as a result, O’Reilly is currently incurring legal fees in relation to the ongoing SEC litigation. Some of these indemnification obligations and other related costs may not be covered by CSK’s insurance policies.

As a result of the CSK acquisition, O’Reilly has incurred and expects to continue to incur additional legal fees and costs related to the indemnity obligations arising from the litigation commenced by the DOJ and SEC against CSK’s former employees until final resolution of the remaining matters. O’Reilly has a remaining reserve, with respect to the indemnification obligations of $14.1 million at December 31, 2011, which relates to both expected additional legal fees and costs and to the payment of those legal fees and costs already incurred.

The remaining litigation, as described above, is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by an ultimate resolution of such matter, depending, in part, upon the results of operations or cash flows for such period. However, at this time, management believes that the ultimate outcome of the pending matters, after consideration of applicable reserves should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 13—RELATED PARTIES

The Company leases certain land and buildings related to 77 of its O’Reilly Auto Parts stores and one of its bulk facilities under fifteen- or twenty-year operating lease agreements with entities in which certain of the Company’s affiliated directors, members of an affiliated director’s immediate family or certain of the Company’s executive officers, are affiliated. Generally, these lease agreements provide for renewal options for an additional five years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreements (see Note 11). Lease payments under these operating leases totaled $4.2 million, $4.4 million and $4.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. We believe that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.

NOTE 14—INCOME TAXES

Deferred income tax assets (liabilities):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include the tax effect of carryforwards.

The following table identifies significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Current:
Allowance for doubtful accounts	$1,933	$2,683
Unrealized loss on cash flow hedges	—	1,875
Net operating losses	—	1,893
Tax credits	541	5,437
Other accruals	55,209	78,479

Total current deferred tax assets:	$57,683	$90,367
Noncurrent:
Tax credits	4,605	3,558
Net operating losses	3,008	3,408
Other accruals	50,855	20,464

Total noncurrent deferred tax assets:	$58,468	$27,430

Total deferred tax assets	$116,151	$117,797
Deferred tax liabilities:
Current:
Inventories	$59,673	$56,490

Total current deferred tax liabilities:	$59,673	56,490
Noncurrent:
Property and equipment	138,132	95,300
Other	9,200	866

Total noncurrent deferred tax liabilities:	147,332	96,166

Total deferred tax liabilities	207,005	152,656

Net deferred tax liabilities	$(90,854)	$(34,859)

The following table reconciles the above net deferred tax assets (liabilities) as presented on the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Deferred tax assets - current	$57,683	$90,367
Deferred tax liabilities - current	(59,673)	(56,490)

Deferred tax assets (liabilities) - current	(1,990)	$33,877
Deferred tax assets - noncurrent	58,468	27,430
Deferred tax liabilities - noncurrent	(147,332)	(96,166)

Deferred tax assets (liabilities) - noncurrent	(88,864)	$(68,736)

Net deferred tax liabilities	$(90,854)	$(34,859)

Provision for income taxes:

The following table reconciles the “Provision for income taxes” included in the accompanying Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Current	Deferred	Total
2011
Federal	$228,443	$55,175	$283,618
State	25,537	(1,055)	24,482

	$253,980	$54,120	$308,100

2010
Federal	$146,259	$88,395	$234,654
State	24,484	10,862	35,346

	$170,743	$99,257	$270,000

2009
Federal	$121,919	$44,339	$166,258
State	17,100	6,042	23,142

	$139,019	$50,381	$189,400

The following table outlines the reconciliation of the “Provision for income taxes” amounts included in the accompanying Consolidated Statements of Income to the amounts computed at the federal statutory rate for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years ended December 31,
	2011	2010	2009
Federal income taxes at statutory rate	$285,524	$241,281	$173,914
State income taxes, net of federal tax benefit	16,132	22,267	18,896
Other items, net	6,444	6,452	(3,410)

Total provision for income taxes	$308,100	$270,000	$189,400

The excess tax benefit associated with the exercise of non-qualified stock options has been included within “Additional paid-in capital” on the accompanying consolidated financial statements.

As of December 31, 2011, the Company had tax credit carryforwards available for state tax purposes of $5.1 million. As of December 31, 2011, the Company had net operating loss carryforwards available for state purposes of $3.0 million. The Company’s state net operating loss carryforwards generally expire in years ranging from 2021 to 2027, and the Company’s tax credits generally do not expire.

CSK had net operating losses in various years dating back to the tax year 1993. For CSK, the statute of limitation for a particular tax year for examination by the IRS is three years subsequent to the last year in which the loss carryover is finally used. The IRS completed an examination of the CSK consolidated federal tax return for the fiscal years ended January 30, 2005, January 29, 2006, February 4, 2007, and February 2, 2008. The statute of limitation for a particular tax year for examination by various states is generally three to four years subsequent to the last year in which the loss carryover is finally used.

Unrecognized tax benefits:

The following table summarizes the changes in the gross amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years ended December 31,
	2011	2010	2009
Balance as of January 1,	$36,710	$33,570	$30,400
Additions based on tax positions related to the current year	7,308	5,138	5,900
Additions based on tax positions related to prior years	4,060	—	—
Reductions due to lapse of statute of limitations	(2,278)	(1,998)	(2,730)

Balance as of December 31,	$45,800	$36,710	$33,570

For the years ended December 31, 2011, 2010 and 2009, the Company recorded a reserve for unrecognized tax benefits (including interest and penalties) of $53.0 million, $41.3 million and $37.6 million, respectively, of which $53.0 million, $41.3 million and $37.6 million would affect the Company’s effective tax rate if recognized, generally net of federal tax affect. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the years ended December 31, 2011, 2010 and 2009, the Company had accrued approximately $7.2 million, $4.6 million and $4.0 million, respectively, of interest and penalties related to uncertain tax positions before the benefit of the deduction for interest on state and federal returns. During the years ended December 31, 2011, 2010 and 2009, the Company recorded tax expense related to an increase in its liability for interest and penalties of $3.9 million, $1.5 million and $1.5 million, respectively. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2012, the Company expects a reduction of $4.0 million of unrecognized tax benefits during the one-year period subsequent to December 31, 2011, resulting from settlement or expiration of the statute of limitations.

The Company’s United States federal income tax returns for tax years 2008 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). The IRS concluded an examination of the O’Reilly consolidated 2006 and 2007 federal income tax returns in the fourth quarter of 2009. The statute of limitations for the Company’s federal income tax returns for tax years 2007 and prior expired on September 15, 2011. The statute of limitations for the Company’s U.S. federal income tax return for 2008 will expire on September 15, 2012, unless otherwise extended. The IRS is currently conducting an examination of the Company’s consolidated returns for the tax years 2008, 2009 and 2010. The Company’s state income tax returns remain subject to examination by various state authorities for tax years ranging from 2001 through 2010.

NOTE 15—EARNINGS PER SHARE

The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share data):

	Years ended December 31,
	2011	2010	2009
Numerator (basic and diluted):
Net income	$507,673	$419,373	$307,498
Denominator:
Denominator for basic earnings per share–weighted-average shares	134,667	138,654	136,230
Effect of stock options (1)	2,316	2,348	1,651
Effect of exchangeable notes	—	990	1

Denominator for diluted earnings per share—weighted-average shares and assumed conversion	136,983	141,992	137,882
Earnings per share-basic	$3.77	$3.02	$2.26

Earnings per share-assuming dilution	$3.71	$2.95	$2.23

Antidilutive common stock equivalents not included in the calculation of diluted earnings per share:
Stock options (1)	1,756	1,373	1,587
Weighted-average exercise price per share of antidilutive stock options (1)	$62.79	$48.15	$35.61

(1)	See Note 10 for further discussion on the terms of the Company’s share-based compensation plans.

The exchangeable notes were retired in December of 2010, and therefore had no dilutive effect on 2011 results. Incremental net shares for the exchange feature of the exchangeable notes were included in the diluted earnings per share calculation for the years ended December 31, 2010 and 2009.

From January 1, 2012, through and including February 28, 2012, the Company repurchased 0.6 million shares of its common stock at an average price of $83.39, for a total investment of $48.4 million.

NOTE 16—SHAREHOLDER RIGHTS PLAN

On May 7, 2002, and as amended on December 29, 2010, and May 20, 2011, the Board of Directors adopted a shareholder rights plan (“Rights Agreement”) whereby one right was distributed for each share of common stock, par value $0.01 per share, of the Company held by shareholders of record (the “Rights”) as of the close of business on May 31, 2002. The Rights initially entitle shareholders to buy a unit representing one one-hundredth of a share of a new series of preferred stock of the Company for $160 and expire on May 30, 2012. The Rights generally will be exercisable only if a person or group acquires beneficial ownership above the threshold established in the Rights Agreement of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own more than the threshold established in the Rights Agreement of the Company’s common stock. If a person or group acquires beneficial ownership above the threshold established in the Rights Agreement of the Company’s common stock, each Right (other than Rights held by the acquirer) will, unless the Rights are redeemed by the Company, become exercisable upon payment of the exercise price of $160 for an amount of common stock of the Company having a market value of twice the exercise price of the Right.

NOTE 17—QUARTERLY RESULTS (Unaudited)

The following table sets forth certain quarterly unaudited operating data for the fiscal years ended December 31, 2011 and 2010. The unaudited quarterly information includes all adjustments, which the Company considers necessary for a fair presentation of the information shown:

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Sales	$1,382,738	$1,479,318	$1,535,453	$1,391,307
Gross profit	669,781	718,661	754,210	694,697
Former CSK officer clawback	—	—	—	(2,798)
Operating income	196,437	222,368	241,050	206,911
Write-off of debt issuance costs	(21,626)	—	—	—
Termination of interest rate swap agreements	(4,237)	—	—	—
Net income	102,474	133,772	148,439	122,988
Earnings per share – basic	$0.73	$0.97	$1.12	$0.96
Earnings per share – assuming dilution	$0.72	$0.96	$1.10	$0.94

	Fiscal 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Sales	$1,280,067	$1,381,241	$1,425,887	$1,310,330
Gross profit	618,347	672,633	693,415	636,597
Legacy CSK DOJ investigation charge	—	15,000	5,900	—
Operating income	168,445	181,164	199,031	164,136
Gain on settlement of note receivable	—	—	—	11,639
Net income	97,476	99,595	116,542	105,760
Earnings per share – basic	$0.71	$0.72	$0.84	$0.76
Earnings per share – assuming dilution	$0.70	$0.71	$0.82	$0.74

The unaudited operating data presented below should be read in conjunction with the Company’s consolidated financial statements and related notes, and the other financial information included therein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us (including our consolidated subsidiaries) in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”), under the supervision and with the participation of the Company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Internal control over financial reporting includes all policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management believes that as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Officers:

The information regarding the directors of O’Reilly Automotive, Inc. (the “Company”) will be included in the Company’s Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”) under the caption “Proposal 1-Election of Class I Directors” and “Information Concerning the Board of Directors” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I, in accordance with General Instruction G (3) to Form 10-K, for our executive officers who are not also directors.

Section 16(a) of the Exchange Act:

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K, will be included in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Ethics:

Our Board of Directors has adopted a code of ethics that applies to all of our directors, officers (including its chief executive officer, chief operating officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and Team Members. Our Code of Ethics is available on our website at www.oreillyauto.com.

Corporate Governance:

The Corporate Governance/Nominating Committee of the Board of Directors does not have a written policy on the consideration of Director candidates recommended by shareholders. It is the view of the Board of Directors that all candidates, whether recommended by a shareholder or the Corporate Governance/Nominating Committee, shall be evaluated based on the same established criteria for persons to be nominated for election to the Board of Directors and its committees.

The Board of Directors has established an Audit Committee pursuant to Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee currently consists of Jay D. Burchfield, Thomas T. Hendrickson, Paul R. Lederer, John Murphy and Ronald Rashkow, each an independent director in accordance with The Nasdaq Stock Market Marketplace Rule 5605(a)(2), the standards of Rule 10A-3 of the Exchange Act and the requirements of The Nasdaq Stock Market Marketplace Rule 5605(c)(2). In addition, our Board of Directors has determined that Mr. Murphy, Chairman of the Audit Committee, qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

Item 11.	Executive Compensation

Director and Officer compensation:

The information required by Item 402 of Regulation S-K will be included in the Company’s Proxy Statement under the captions “Compensation of Executive Officers” and “Director Compensation” and is incorporated herein by reference.

Compensation Committee:

The information required by Item 407(e)(4) and (e)(5) of Regulation S-K will be included in the Company’s Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth shares authorized for issuance under the Company’s equity compensation plans at December 31, 2011:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)).
Equity compensation plans approved by shareholders	7,490	$37.38	8,370
Equity compensation plans not approved by shareholders	—	—	—

Total	7,490	$37.38	8,370

(a)	Number of shares presented is in thousands.
(b)	Includes weighted-average exercise price of outstanding stock options.

The information required by Item 403 of Regulation S-K will be included in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included in the Company’s Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

The information required by Item 407(a) of Regulation S-K will be included in the Company’s Proxy Statement under the caption “Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A will be included in the Proxy Statement under the caption “Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements - O’Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders’ Report of the registrant for the year ended December 31, 2011, are filed with this Annual Report in Part II, Item 8:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm – Financial Statements

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009

2. Financial Statement Schedules - O’Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statement schedule of O’Reilly Automotive, Inc. and Subsidiaries is included in Item 15(a):

Schedule II-Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. Exhibits

See Exhibit Index beginning on page E-1.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses	Additions - Charged to Other Accounts - Describe	Deductions - Describe		Balance at End of Period
(amounts in thousands)
Year ended December 31, 2011:
Deducted from asset account:
Sales and returns allowances	$5,634	$772	$—	$—		$6,406
Allowance for doubtful accounts	8,349	7,695	—	9,641	(1)	6,403
Year ended December 31, 2010:
Deducted from asset account:
Sales and returns allowances	$5,316	$318	$—	$—		$5,634
Allowance for doubtful accounts	6,795	9,250	—	7,696	(1)	8,349
Year ended December 31, 2009:
Deducted from asset account:
Sales and returns allowances	$2,776	$2,540	$—	$—		$5,316
Allowance for doubtful accounts	4,521	11,342	—	9,068	(1)	6,795

(1)	Uncollectable accounts written off

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC. (Registrant)

Date: February 28, 2012

By	/S/ GREG HENSLEE
Greg Henslee
Chief Executive Officer and Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID E. O’REILLY	Director and Chairman of the Board	February 28, 2012
David E. O’Reilly

/s/ LAWRENCE P. O’REILLY	Director and Vice-Chairman of the Board	February 28, 2012
Lawrence P. O’Reilly

/s/ CHARLES H. O’REILLY, JR.	Director and Vice-Chairman of the Board	February 28, 2012
Charles H. O’Reilly, Jr.

/s/ ROSALIE O’REILLY WOOTEN	Director	February 28, 2012
Rosalie O’Reilly Wooten

/s/ JAY D. BURCHFIELD	Director	February 28, 2012
Jay D. Burchfield

/s/ THOMAS T. HENDRICKSON	Director	February 28, 2012
Thomas Henrickson

/s/ PAUL R. LEDERER	Director	February 28, 2012
Paul R. Lederer

/s/ JOHN MURPHY	Director	February 28, 2012
John Murphy

/s/ RONALD RASHKOW	Director	February 28, 2012
Ronald Rashkow

/S/ GREG HENSLEE	Chief Executive Officer and Co-President	February 28, 2012
Greg Henslee	(Principal Executive Officer)

/s/ TED WISE	Chief Operating Officer and Co-President	February 28, 2012
Ted Wise

/s/ THOMAS MCFALL	Executive Vice-President of Finance and Chief	February 28, 2012
Thomas McFall	Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated April 1, 2008, between O’Reilly Automotive, Inc., OC Acquisition Company and CSK Auto Corporation, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2008, is incorporated herein by this reference.

2.2	Agreement and Plan of Merger, dated December 29, 2010, between O’Reilly Automotive, Inc., O’Reilly Holdings, Inc. and O’Reilly MergerCo, Inc., filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2010, is incorporated herein by this reference.

3.1	Articles of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2010, is incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended, filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 29, 2010, is incorporated herein by this reference.

4.1	Form of Stock Certificate for Common Stock, filed as Exhibit 4.1 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.

4.2	Rights Agreement, dated as of May 7, 2002, and as amended on December 29, 2010, between O’Reilly Automotive, Inc. and Computershare Trust Company, N.A., as Successor Rights Agent, including the form of Certificate of Designation, Preferences and Rights as Exhibit A, the form of Rights Certificates as Exhibit B and the Form of Summary of Rights as Exhibit C, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 3, 2002, is incorporated herein by this reference.

4.3	Amendment No. 1 to Rights Agreement, dated as of December 29, 2010, by and among O’Reilly Holdings, Inc., O’Reilly Automotive, Inc. and Computershare Trust Company, N.A., as successor rights agent to UMB Bank, N.A., filed as Exhibit 4.3 to the Registrant’s Annual Shareholder’s Report on Form 10-K for the year ended December 31, 2010, is incorporated herein by this reference.

4.4	Indenture, dated as of January 14, 2011, among O’Reilly Automotive, Inc. as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 14, 2011, is incorporated herein by this reference.

4.5	Amendment No. 2 to Rights Agreement, dated as of May 20, 2011, by and among O’Reilly Automotive, Inc. and Computershare Trust Company, N.A., as successor rights agent to UMB Bank, N.A., filed as Exhibit 4.5 to the Registrant’s Current Report on Form 8-K dated May 20, 2011, is incorporated herein by this reference.

4.6	Indenture, dated as of September 19, 2011, among O’Reilly Automotive, Inc. as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 19, 2011, is incorporated herein by this reference.

10.1 (a)	Form of Employment Agreement between the Registrant and David E. O’Reilly, filed as Exhibit 10.1 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.

10.2	Lease between the Registrant and O’Reilly Investment Company, filed as Exhibit 10.2 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.

10.3	Lease between the Registrant and O’Reilly Real Estate Company, filed as Exhibit 10.3 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.

10.4 (a)	Form of Retirement Agreement between the Registrant and David E. O’Reilly, filed as Exhibit 10.4 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference.

10.5 (a)	O’Reilly Automotive, Inc. Profit Sharing and Savings Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 33-73892, is incorporated herein by this reference.

10.6 (a)	O’Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.8 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.

10.7 (a)	O’Reilly Automotive, Inc. Stock Purchase Plan, filed as Exhibit 10.9 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.

10.8 (a)	O’Reilly Automotive, Inc. Director Stock Option Plan, filed as Exhibit 10.10 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.

10.9 (a)	O’Reilly Automotive, Inc. Performance Incentive Plan, filed as Exhibit 10.18 (a) to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by this reference.

10.10 (a)	Second Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by this reference.

10.11 (a)	Third Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.21 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998, is incorporated herein by this reference.

EXHIBIT INDEX (continued)

Exhibit No.	Description

10.12 (a)	First Amendment to the O’Reilly Automotive, Inc. Directors’ Stock Option Plan, filed as Exhibit 10.22 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.13 (a)	O’Reilly Automotive, Inc. Deferred Compensation Plan, filed as Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.14	Trust Agreement between the Registrant’s Deferred Compensation Plan and Bankers Trust, dated February 2, 1998, filed as Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by this reference.

10.15(a)	2001 Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, dated May 8, 2001, filed as Exhibit 10.24 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by this reference.

10.16(a)	First Amendment to Retirement Agreement, dated February 7, 2001, filed as Exhibit 10.26 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference.

10.17(a)	Fourth Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, dated February 7, 2001, filed as Exhibit 10.27 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference.

10.18(a)	Amended and Restated O’Reilly Automotive, Inc. 2003 Incentive Plan, filed as Appendix B to the Registrant’s Proxy Statement for 2005 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.19(a)	Amended and Restated O’Reilly Automotive, Inc. 2003 Directors’ Stock Plan, filed as Appendix C to the Registrant’s Proxy Statement for 2005 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.20 (a)	O’Reilly Automotive, Inc. 2009 Stock Purchase Plan, filed as Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.21 (a)	O’Reilly Automotive, Inc. 2009 Incentive Plan, filed as Appendix B to the Registrant’s Proxy Statement for 2009 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.22	Form of Stock Option Agreement, dated as of December 31, 2009, filed as Exhibit 10.47 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2009, is incorporated herein by this reference.

10.23	Credit Agreement, dated as of January 14, 2011, among O’Reilly Automotive, Inc., as the lead Borrower itself and the other Borrowers from time to time party thereto, the Guarantors from time to time party thereto, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 14, 2011, is incorporated herein by this reference.

10.24	Amendment No. 1 to the Credit Agreement, dated as of September 9, 2011, by and among O’Reilly Automotive, Inc., as the lead Borrower, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 9, 2011, is incorporated herein by this reference.

10.25 (a)	O’Reilly Automotive, Inc. Director Compensation Program, filed herewith.

18.0	Independent Registered Public Accounting Firm Letter Regarding Accounting Change, dated March 7, 2005, filed as Exhibit 18.0 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by this reference.

21.1	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm, filed herewith.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(a)	Management contract or compensatory plan or arrangement.