Form 10-Q
period 2012-06-30
O REILLY AUTOMOTIVE INC
filed 2012-08-08
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer [X]     Accelerated Filer [  ]     Non-Accelerated Filer [  ]     Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common stock, $0.01 par value – 118,889,480 shares outstanding as of August 6, 2012.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$367,717	$361,552
Accounts receivable, net	151,936	135,149
Amounts receivable from vendors	61,709	68,604
Inventory	2,145,339	1,985,748
Other current assets	37,291	56,557
Total current assets	2,763,992	2,607,610

Property and equipment, at cost	3,166,389	3,026,996
Less: accumulated depreciation and amortization	1,013,604	933,229
Net property and equipment	2,152,785	2,093,767

Notes receivable, less current portion	7,404	10,889
Goodwill	744,131	743,907
Other assets, net	41,780	44,328
Total assets	$5,710,092	$5,500,501

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,699,817	$1,279,294
Self-insurance reserves	55,895	53,155
Accrued payroll	56,191	52,465
Accrued benefits and withholdings	41,332	41,512
Deferred income taxes	1,516	1,990
Other current liabilities	157,625	150,932
Current portion of long-term debt	522	662
Total current liabilities	2,012,898	1,580,010

Long-term debt, less current portion	796,884	796,912
Deferred income taxes	93,713	88,864
Other liabilities	193,945	189,864

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
122,014,308 as of June 30, 2012, and
127,179,792 as of December 31, 2011	1,220	1,272
Additional paid-in capital	1,122,014	1,110,105
Retained earnings	1,489,418	1,733,474
Total shareholders’ equity	2,612,652	2,844,851

Total liabilities and shareholders’ equity	$5,710,092	$5,500,501

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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$1,562,849	$1,479,318	$3,092,241	$2,862,056
Cost of goods sold, including warehouse and distribution expenses	782,988	760,657	1,550,700	1,473,614
Gross profit	779,861	718,661	1,541,541	1,388,442

Selling, general and administrative expenses	536,258	496,293	1,050,437	969,637
Operating income	243,603	222,368	491,104	418,805

Other income (expense):
Interest expense	(9,140)	(6,257)	(18,271)	(11,494)
Interest income	658	562	1,285	1,104
Write-off of asset-based revolving credit facility debt issuance costs	-	-	-	(21,626)
Termination of interest rate swap agreements	-	-	-	(4,237)
Other, net	(51)	309	744	604
Total other expense	(8,533)	(5,386)	(16,242)	(35,649)

Income before income taxes	235,070	216,982	474,862	383,156

Provision for income taxes	88,950	83,210	181,250	146,910
Net income	$146,120	$133,772	$293,612	$236,246

Earnings per share-basic:
Earnings per share	$1.17	$0.97	$2.33	$1.70
Weighted-average common shares outstanding – basic	124,870	137,399	125,920	138,982

Earnings per share-assuming dilution:
Earnings per share	$1.15	$0.96	$2.29	$1.67
Weighted-average common shares outstanding – assuming dilution	127,188	139,716	128,261	141,289

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Components of comprehensive income:
Net income	$146,120	$133,772	$293,612	$236,246
Reclassification adjustment for unrealized losses on cash flow hedges, net of tax, included in net income	-	-	-	2,970
Other comprehensive income	-	-	-	2,970
Total comprehensive income	$146,120	$133,772	$293,612	$239,216

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2012	2011
		(Note)
Operating activities:
Net income	$293,612	$236,246
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	88,230	80,114
Amortization of debt discount and issuance costs	837	692
Write-off of asset-based revolving credit facility debt issuance costs	-	21,626
Excess tax benefit from stock options exercised	(23,692)	(7,381)
Deferred income taxes	4,375	20,729
Share-based compensation programs	10,891	10,533
Other	4,075	5,439
Changes in operating assets and liabilities:
Accounts receivable	(20,802)	(19,835)
Inventory	(159,591)	(11,793)
Accounts payable	420,554	219,546
Income taxes payable	47,159	27,987
Other	25,810	(22,435)
Net cash provided by operating activities	691,458	561,468

Investing activities:
Purchases of property and equipment	(151,327)	(150,649)
Proceeds from sale of property and equipment	2,071	621
Payments received on notes receivable	2,100	3,022
Other	-	226
Net cash used in investing activities	(147,156)	(146,780)

Financing activities:
Proceeds from borrowings on asset-based revolving credit facility	-	42,400
Payments on asset-based revolving credit facility	-	(398,400)
Proceeds from the issuance of long-term debt	-	496,485
Payment of debt issuance costs	-	(7,385)
Principal payments on debt and capital leases	(367)	(794)
Repurchases of common stock	(594,450)	(338,030)
Excess tax benefit from stock options exercised	23,692	7,381
Net proceeds from issuance of common stock	32,988	22,726
Net cash used in financing activities	(538,137)	(175,617)

Net increase in cash and cash equivalents	6,165	239,071
Cash and cash equivalents at beginning of period	361,552	29,721
Cash and cash equivalents at end of period	$367,717	$268,792

Supplemental disclosures of cash flow information:
Income taxes paid	$125,575	$92,781
Interest paid, net of capitalized interest	17,718	1,449

Note: Certain prior period amounts have been reclassified to conform to current period presentation.
See accompanying Notes to condensed consolidating financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2012

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications had no effect on reported totals for assets, liabilities, shareholders’ equity, cash flows or net income.    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company did not have transfers between levels within the hierarchy during the three or six months ended June 30, 2012 or 2011.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes are included in “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach as of June 30, 2012, and December 31, 2011, which was determined by reference to quoted market prices (Level 1) (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.875% Senior Notes due 2021	$496,998	$529,450	$496,824	$533,150
4.625% Senior Notes due 2021	$299,519	$315,360	$299,493	$313,830

The accompanying Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from vendors and accounts payable.  Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 3 – GOODWILL AND OTHER INTANGIBLES

Goodwill:

Goodwill is reviewed annually on November 30 for impairment, or more frequently if events or changes in business conditions indicate that impairment may exist.  Goodwill is not amortizable for financial statement purposes.  During the three and six months ended June 30, 2012, the Company recorded an increase in goodwill of $0.1 million and $0.2 million, respectively, resulting from adjustments to purchase price allocations related to small acquisitions, partially offset by the excess tax benefit related to exercises of stock options acquired in the acquisition of CSK Auto Corporation (“CSK”).  The Company did not record any goodwill impairment during the three or six months ended June 30, 2012.

As of June 30, 2012, and December 31, 2011, other than goodwill, the Company did not have any unamortizable intangible assets.

Intangibles other than goodwill:

The following table identifies the components of the Company’s amortizable intangibles as of June 30, 2012, and December 31, 2011 (in thousands):

	Cost		Accumulated Amortization (Expense) Benefit
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Amortizable intangible assets:
Favorable leases	$51,660	$51,660	$(26,544)	$(23,969)
Non-compete agreements	692	793	(384)	(427)
Total amortizable intangible assets	$52,352	$52,453	$(26,928)	$(24,396)

Unfavorable leases	$49,380	$49,380	$29,468	$26,560

The Company recorded favorable lease assets in conjunction with the acquisition of CSK; these favorable lease assets represent the values of operating leases acquired with favorable terms.  These favorable leases had an estimated weighted-average remaining useful life of approximately 10.1 years as of June 30, 2012.  For the three months ended June 30, 2012 and 2011, the Company recorded amortization expense of $1.3 million, and $1.5 million, respectively, related to its amortizable intangible assets.    For the six months ended June 30, 2012 and 2011, the Company recorded amortization expense of $2.6 million, and $3.0 million, respectively, related to its amortizable intangible assets.  The carrying amounts, net of accumulated amortization, of these amortizable intangible assets are included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

The Company recorded unfavorable lease liabilities in conjunction with the acquisition of CSK; these unfavorable lease liabilities represent the values of operating leases acquired with unfavorable terms.  These unfavorable leases had an estimated weighted-average remaining useful life of approximately 5.5 years as of June 30, 2012.  For the three months ended June 30, 2012 and 2011, the Company recognized an amortization benefit of $1.4 million, and $1.7 million, respectively, related to these unfavorable operating leases.  For the six months ended June 30, 2012 and 2011, the Company recognized an amortization benefit of $2.9 million, and $3.4 million, respectively, related to these unfavorable operating leases.  The carrying amounts, net of accumulated amortization, of these unfavorable lease liabilities is included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets.  These unfavorable lease liabilities are not included as a component of the Company’s closed store reserves, which are discussed in Note 5.

NOTE 4 – LONG-TERM DEBT

The following table identifies the amounts included in “Current portion of long-term debt” and “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Revolving Credit Facility	$-	$-
4.875% Senior Notes due 2021(1), effective interest rate of 4.945%	496,998	496,824
4.625% Senior Notes due 2021(2), effective interest rate of 4.642%	299,519	299,493
Capital leases	889	1,257
Total debt and capital lease obligations	797,406	797,574
Current portion of long-term debt	522	662
Long-term debt, less current portion	$796,884	$796,912

(1) Net of unamortized original issuance discount of $3.0 million
(2) Net of unamortized original issuance discount of $0.5 million

Unsecured revolving credit facility:

In January of 2011, and as amended in September of 2011, the Company entered into a new credit agreement (the “Credit Agreement”), for a five-year $660 million unsecured revolving credit facility (the “Revolving Credit Facility”), arranged by Bank of America, N.A., which is scheduled to mature in September of 2016.  The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility.  As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million.  As of June 30, 2012, and December 31, 2011, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $57.8 million and $59.9 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts.  As of June 30, 2012, and December 31, 2011, the Company had no outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the margin applicable to Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services.  Based upon the Company’s credit ratings at June 30, 2012, its margin for Base Rate loans was 0.200%, its margin for Eurodollar Rate loans was 1.200% and its facility fee was 0.175%.

The Credit Agreement contains certain covenants, which include limitations on indebtedness, a minimum fixed charge coverage ratio of 2.00 times through December 31, 2012; 2.25 times thereafter through December 31, 2014; and 2.50 times thereafter through maturity; and a maximum adjusted consolidated leverage ratio of 3.00 times through maturity.  The consolidated leverage ratio includes a calculation of adjusted earnings before interest, taxes, depreciation, amortization, rent and stock-based compensation expense to adjusted debt.  Adjusted debt includes, without limitation, outstanding debt, outstanding letters of credit and six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate acceleration of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders.  As of June 30, 2012, the Company remained in compliance with all covenants under the Credit Agreement.

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

The senior notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees the Company’s obligations under the Company’s Revolving Credit Facility or certain other debt of the Company or any of the Subsidiary Guarantors.  The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the subsidiary guarantor’s guarantee under our Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all of the property of, the subsidiary guarantor.  Each of the Subsidiary Guarantors is wholly-owned, directly or indirectly, by the Company and the Company has no independent assets or operations other than those of its subsidiaries.  The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries.  No minor subsidiaries exist today.  Neither the Company, nor any of its Subsidiary Guarantors, are subject to any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of June 30, 2012.

NOTE 5 – EXIT ACTIVITIES

The Company maintains reserves for closed stores and other properties that are no longer utilized in current operations.

The following table identifies the closure reserves for stores and administrative office and distribution facilities at June 30, 2012, and December 31, 2011 (in thousands):

	Store Closure Liabilities	Administrative Office and Distribution Facilities Closure Liabilities
Balance at December 31, 2011:	$11,312	$3,544
Additions and accretion	310	101
Payments	(1,579)	(1,196)
Revisions to estimates	(490)	-
Balance at June 30, 2012:	$9,553	$2,449

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

Revisions to estimates in closure reserves for stores and administrative office and distribution facilities include changes in the estimates of sublease agreements, changes in assumptions of various store and office closure activities, changes in assumed leasing arrangements and actual exit costs since the inception of the exit activities.  Revisions to estimates and additions or accretions to reserves for stores and administrative office closure liabilities are included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011.  Revisions to estimates and additions or accretions to reserves for distribution facilities closure liabilities are included in “Cost of goods sold, including warehouse and distribution expenses” on the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011.

The cumulative amount incurred in closure reserves for stores from the inception of the exit activity through June 30, 2012, was $24.2 million.  The cumulative amount incurred in administrative office and distribution facilities from the inception of the exit activity through June 30, 2012, was $9.9 million.  The balance of both these reserves is included in “Other current liabilities” and “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets based upon the dates when the reserves are expected to be settled.

NOTE 6 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Historically, the Company entered into interest rate swap contracts with various counterparties to mitigate cash flow risk associated with floating interest rates on outstanding borrowings under its previous asset-based revolving credit facility (the “ABL Credit Facility”).  The interest rate swap contracts were designated as cash flow hedges with interest payments designed to offset the interest payments for borrowings under the ABL Credit Facility that corresponded with the notional amounts of the swaps.  In January of 2011, the ABL Credit Facility was retired concurrent with the issuance of the Company’s 4.875% Senior Notes due 2021 (see Note 4), and all interest rate swap contracts were terminated at the Company’s request.  The Company recognized a charge of $4.2 million related to the termination of the interest rate swap contracts, which was included as a component of “Other income (expense)” in the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 2011.  As of June 30, 2012, the Company did not hold any instruments that qualified as cash flow hedge derivatives.

The table below outlines the effects the Company’s derivative financial instruments had on its Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Location and Amount of Loss Recognized in Income on Derivatives
Derivatives Designated as Hedging Instruments		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Classification	2012	2011	2012	2011
Interest rate swap contracts	Other income (expense)	$-	$-	$-	$(4,237)

NOTE 7 – WARRANTIES

The Company provides warranties on certain merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties.  The risk of loss arising from warranty claims is typically the obligation of the Company’s vendors.  Certain vendors provide upfront allowances to the Company in lieu of accepting the obligation for warranty claims.  For this merchandise, when sold, the Company bears the risk of loss associated with the cost of warranty claims.  Differences between vendor allowances received by the Company in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to cost of sales.  Estimated warranty costs are based on the historical failure rate of each individual product line.  The Company’s historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims.  The Company’s product warranty liabilities are included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011.

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three months ended June 30, 2012 (in thousands):

Balance at December 31, 2011	$21,642
Warranty claims	(22,615)
Warranty accruals	24,817
Balance at June 30, 2012	$23,844

NOTE 8 – SHARE REPURCHASE PROGRAM

Under the Company’s share repurchase program, as approved by the Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  The Company and its Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  On June 1, 2012, the Company’s Board of Directors approved a resolution to increase the authorization under the share repurchase program by an additional $500 million, raising the cumulative authorization under the share repurchase program to $2 billion.  The additional $500 million authorization is effective for a 3-year period, beginning on June 1, 2012.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program (in thousands, except per share data):

For the Three Months Ended June 30,	For the Six Months Ended June 30,	From the Period of July 1, 2012,
2012	2011	2012	2011	Through and Including August 8, 2012
Shares repurchased	4,518	3,301	6,288	5,912	3,340
Average price per share	$97.47	$58.44	$94.52	$57.16	$85.49
Total investment	$440,369	$192,901	$594,355	$337,912	$285,521

As of June 30, 2012, the Company had $429.3 million remaining under its share repurchase program.  The Company has repurchased a total of 25.5 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 through August 8, 2012, at an average price of $72.78, for an aggregate investment of $1.9 billion.

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

The table below identifies stock option activity under these plans during the six months ended June 30, 2012:

	Shares (in thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2011	7,491	$37.38
Granted	1,045	89.57
Exercised	(1,045)	27.56
Forfeited	(345)	56.39
Outstanding at June 30, 2012	7,146	45.53
Exercisable at June 30, 2012	3,447	$30.25

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
•	Expected life - Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
•	Expected volatility – Measure of the amount by which the Company’s stock price has historically fluctuated.
•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for stock options awarded during the six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30,
	2012		2011
Risk free interest rate	0.67%		1.63%
Expected life	4.1	Years	4.1	Years
Expected volatility	33.7%		33.4%
Expected dividend yield	-%		-%

The Company’s forfeiture rate is the estimated percentage of options awarded that are expected to be forfeited or cancelled prior to becoming fully vested.  The Company’s estimate is evaluated periodically, and is based upon historical experience at the time of evaluation and reduces expense ratably over the vesting period.

The following table summarizes activity related to stock options awarded by the Company for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Compensation expense for stock options awarded	$4,835	$4,679	$9,216	$9,124
Income tax benefit from compensation expense related to stock options	$1,862	$1,792	$3,548	$3,495

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2012, was $24.58 compared to $16.86 for the six months ended June 30, 2011.  The remaining unrecognized compensation expense related to unvested stock option awards at June 30, 2012, was $50.8 million and the weighted-average period of time over which this cost will be recognized is 3.0 years.

Other share-based compensation and benefit plans:

The Company sponsors other share-based compensation and benefit plans including an employee stock purchase plan (the “ESPP’’), which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value, a performance incentive plan, which provides for the award of shares of restricted stock to its corporate and senior management that vest evenly over a three-year period and are held in escrow until such vesting has occurred, and a compensation plan, which provides for the award of shares of restricted stock to the Company’s independent directors that vest evenly over a three-year period and are held in escrow until such vesting has occurred.  The fair value of shares awarded under these plans is based on the closing market price of the Company’s common stock on the date of award and compensation expense is recorded evenly over the vesting period.

The table below summarizes activity related to the Company’s other share-based compensation and benefit plans for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Compensation expense for shares issued under the ESPP	$376	$314	$738	$626
Income tax benefit from compensation expense related to shares issued under the ESPP	145	120	284	240
Compensation expense for restricted shares awarded	456	404	937	782
Income tax benefit from compensation expense related to restricted awards	$176	$155	$361	$300

NOTE 10 – EARNINGS PER SHARE

The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Numerator (basic and diluted):
Net income	$146,120	$133,772	$293,612	$236,246

Denominator:
Denominator for basic earnings per share - weighted-average shares	124,870	137,399	125,920	138,982
Effect of stock options (1)	2,318	2,317	2,341	2,307
Denominator for diluted earnings per share - weighted-average shares	127,188	139,716	128,261	141,289

Earnings per share-basic	$1.17	$0.97	$2.33	$1.70
Earnings per share-assuming dilution	$1.15	$0.96	$2.29	$1.67

Antidilutive common stock equivalents not included in the calculation of diluted earnings per share:
Stock options (1)	1,035	1,400	1,213	1,552
Weighted-average exercise price per share of antidilutive stock options (1)	$89.69	$57.04	$87.85	$56.20

(1) See Note 9 for further discussion on the terms of the Company's share-based compensation plans.

For the three and six months ended June 30, 2012 and 2011, the computation of diluted earnings per share did not include certain common stock equivalents.  These common stock equivalents represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equivalents would have been antidilutive.

From July 1, 2012, through and including August 8, 2012, the Company repurchased 3.3 million shares of its common stock at an average price of $85.49, for a total investment of $285.5 million.

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

CSK Pre-Acquisition Matters – Governmental Investigations and Actions:

As previously reported, the governmental investigations of CSK regarding its legacy pre-acquisition accounting practices have concluded.  All criminal charges against former employees of CSK related to its legacy pre-acquisition accounting practices, as well as the civil litigation filed against CSK’s former Chief Executive Officer by the Securities and Exchange Commission (the “SEC”), have concluded.

Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK may have certain indemnification obligations.  As a result of the CSK acquisition, O’Reilly has incurred legal fees and costs related to these potential indemnity obligations arising from the litigation commenced by the Department of Justice and SEC against CSK’s former employees.  Whether those legal fees and costs are covered by CSK’s insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time.  O’Reilly has a remaining reserve, with respect to the indemnification obligations of $13.9 million at June 30, 2012, which relates to the payment of those legal fees and costs already incurred.  It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period.  However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	an overview of the key drivers of the automotive aftermarket industry;
•	our results of operations for the quarters and six month periods ended June 30, 2012 and 2011;
•	our liquidity and capital resources;
•	any contractual obligations to which we are committed;
•	our critical accounting estimates;
•	the inflation and seasonality of our business; and
•	recent accounting pronouncements that may affect our company.

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

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States.  We are one of the largest automotive aftermarket specialty retailers, selling our products to both do-it-yourself (“DIY”) customers and professional service providers – our “dual market strategy”.  Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items, accessories, a complete line of auto body paint and related materials, automotive tools and professional service provider service equipment.  Our extensive product line includes an assortment of products that are differentiated by quality and price for most of the product lines we offer.  For many of our product offerings, this quality differentiation reflects “good”, “better”, and “best” alternatives.  Our sales and total gross margin dollars are highest for the “best” quality category of products.  Consumers’ willingness to select products at a higher point on the value spectrum is a driver of sales and profitability in our industry.

Our stores offer enhanced services and programs to our customers, including those identified below:

•	used oil and battery recycling
•	battery diagnostic testing
•	electrical and module testing
•	loaner tool program
•	drum and rotor resurfacing
•	custom hydraulic hoses
•	professional paint shop mixing and related materials
•	machine shops

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets.  We plan to open 180 net, new stores in 2012.  We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains.  We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing credit facility.  During the second quarter ended June 30, 2012, we opened 50 stores and did not close any stores.  During the six months ended June 30, 2012,  we opened 123 stores and closed 4 stores, and as of that date, operated 3,859 stores in 39 states.

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

•

Number of U.S. Miles Driven - The number of total miles driven in the U.S. heavily influences the demand for the repair and maintenance products sold within the automotive aftermarket.  Historically, the long-term trend in the total miles driven in the U.S. has steadily increased; however, according to the Department of Transportation, total miles driven in the U.S. have remained relatively flat since 2007 as the U.S. has experienced difficult macroeconomic conditions.  Historically, rapid increases in gasoline prices have negatively impacted U.S. total miles driven as consumers react to the increased expense by reducing travel.    We believe that as the U.S. economy recovers and gasoline prices remain stable, annual miles driven will return to historical growth rates and continue to drive demand for our industry.

•

Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age - The total number of vehicles on the road and the average age of the U.S. vehicle population also heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by the Automotive Aftermarket Industry Association (“AAIA”), the total number of registered vehicles has increased 15% over the past decade, from 209 million light vehicles in 2001 to 241 million light vehicles in 2011.  Annual new light vehicle registrations have declined 27% over the past decade, from 17 million registrations in 2001 to 13 million registrations in 2011; however, during 2011 the seasonally adjusted annual rate (the “SAR”) of sales of light vehicles in the U.S. increased to 13 million and as of June 30, 2012, the SAR of sales of total light vehicles in the U.S. was 14 million, indicating that the trend of declining new light vehicle registrations has reversed.  However, total sales of light vehicles remain below historical rates, contributing to an aging U.S. vehicle population.  As reported by the AAIA, the average age of the U.S. vehicle population has increased 22% over the past decade, from 8.9 years in 2001 to 10.8 years in 2011.  We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher miles due to better quality power trains and interiors and exteriors; new car sales over the past three years, which have been below historical levels; and the consumer’s willingness to invest in maintaining their higher-mileage, better built vehicles.  As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles which are outside of a manufacturer warranty.  These out-of-warranty, older vehicles, generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles.  Based on this change in consumer sentiment surrounding the length of time older vehicles can be reliably driven at higher mileages, we believe consumers will continue to keep their vehicles even longer as the economy recovers, maintaining the trend of an aging vehicle population.

•

Unemployment - Unemployment rates and continued uncertainty surrounding the overall economic health of the U.S. have had a negative impact on consumer confidence and the level of consumer discretionary spending.  The annual U.S. unemployment rate over the past two years has remained at 30-year highs.  We believe macroeconomic uncertainties and the potential for future joblessness can motivate consumers to find ways to save money, which can be an important factor in the consumer’s decision to defer the purchase of a new vehicle and maintain their existing vehicle.  While the deferral of vehicle purchases has led to an increase in vehicle maintenance, long-term trends of high unemployment could continue to impede the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry.  As of June 30, 2012, the U.S. unemployment rate decreased slightly to  8.2% from 8.5% as of December 31, 2011, and 9.1% as of June 30, 2011.  We believe that as the economy recovers, unemployment will return to more historic levels and we will see a corresponding increase in commuter traffic as unemployed individuals return to work.  Aided by these increased commuter miles, overall annual U.S. miles driven should begin to grow resulting in continued demand for automotive aftermarket products.

We remain confident in our ability to continue to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of customer service and expense control.

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended June 30, 2012, increased $84 million to $1.56 billion from $1.48 billion for the same period one year ago, representing an increase of 6%.  Sales for the six months ended June 30, 2012, increased $230 million to $3.09 billion from $2.86 billion for the same period one year ago, representing an increase of 8.0%.  Comparable store sales for stores open at least one year increased 2.5% and 4.4% for the three months ended June 30, 2012 and 2011, respectively.  Comparable store sales for stores open at least one year increased 4.9% and 5.0% for the six months ended June 30, 2012 and 2011, respectively.  Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members.

The following table presents the components of the increase in sales for the three and six months ended June 30, 2012 (in millions):

	Increase in Sales for the Three Months Ended June 30, 2012, Compared to the Same Period in 2011	Increase in Sales for the Six Months Ended June 30, 2012, Compared to the Same Period in 2011
Store sales:
Comparable store sales	$37	$137
Non-comparable store sales:
Sales for stores opened throughout 2011, excluding stores open at least one year that are included in comparable store sales	25	60
Sales in 2011 for stores that have closed	(1)	(2)
Sales for stores opened throughout 2012	20	28
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	3	7
Total increase in sales	$84	$230

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

Our comparable store sales increases for the three and six months ended June 30, 2012, were driven by an increase in average ticket values, partially offset by a decrease in DIY customer transaction counts.  The improvement in average ticket values was a result of the continued growth of the higher priced, hard part categories, as a percentage of our total sales.  The growth in the hard part categories is driven by the increase of professional service provider sales as a percentage of our total sales mix and the continued growth in DIY hard part sales, as consumers continue to maintain and repair their vehicles.  DIY customer transaction counts continue to be negatively impacted by better engineered and more technically advanced vehicles, which have been manufactured in recent years.  These vehicles require less frequent repairs as the component parts are more durable and last for longer periods of time; however, when repairs are required, the average ticket value is much greater.  DIY customer transaction counts also continue to be negatively impacted by macroeconomic pressures on disposable income, including sustained unemployment levels above historical averages.  The strong increases in our professional service provider transaction counts have been offset by these pressured DIY transaction counts.

We opened 50 and 119 net, new stores during the three and six months ended June 30, 2012, respectively, compared to 44 and 87 net, new stores for the three and six months ended June 30, 2011, respectively.  As of June 30, 2012, we operated 3,859 stores in 39 states compared to 3,657 stores in 39 states at June 30, 2011.  We anticipate total new store growth to be 180 net, new store openings in 2012.

Gross profit:

Gross profit for the three months ended June 30, 2012, increased to $780 million (or 49.9% of sales) from $719 million (or 48.6% of sales) for the same period one year ago, representing an increase of 9%.  Gross profit for the six months ended June 30, 2012, increased to $1.54 billion (or 49.9% of sales) from $1.39 billion (or 48.5% of sales) for the same period one year ago, representing an increase of 11%.  The increases in gross profit dollars were primarily a result of the increases in sales from new stores and the increases in comparable store sales at existing stores.  The increases in gross profit as a percentage of sales were primarily due to distribution center (“DC”) efficiencies, acquisition cost improvements and a more focused advertised price strategy.  DC efficiencies are the result of continued leverage on our increased sales volumes and more tenured and experienced DC Team Members in our maturing DCs.  Acquisition cost improvements are the result of our ongoing negotiations with our vendors to improve our inventory purchase costs.  The benefit to gross margin from a more focused advertised price strategy is the result of shorter duration, low margin promotions in the current period, which are designed to drive customer loyalty, build brand awareness and generate future business, but run for a shorter duration as compared to the same period one year ago.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2012, increased to $536 million (or 34.3% of sales) from $496 million (or 33.5% of sales) for the same period one year ago, representing an increase of 8%.  SG&A for the six months ended June 30, 2012, increased to $1.05 billion (or 34.0% of sales) from $970 million (or 33.9% of sales) for the same period one year ago, representing an increase of 8%.  The increases in total SG&A dollars were primarily the result of additional employees, facilities and vehicles to support our increased store count.  The increases in SG&A as percentages of sales were primarily the result of deleverage on soft comparable store sales, higher store-level payroll and benefits as we increase our store staffing hours in our ongoing efforts to improve our customer service and the timing of our advertising spend.

Operating income:

As a result of the impacts discussed above, operating income for the three months ended June 30, 2012, increased to $244 million (or 15.6% of sales) from $222 million (or 15.0% of sales) for the same period one year ago, representing an increase of 10%.  Operating income for the six months ended June 30, 2012, increased to $491 million (or 15.9% of sales) from $419 million (or 14.6% of sales) for the same period one year ago, representing an increase of 17%.

Other income and expense:

Total other expense for the three months ended June 30, 2012, increased to $9 million (or 0.5% of sales) from $5 million (or 0.4% of sales) for the same period one year ago, representing an increase of 58%.  Total other expense for the six months ended June 30, 2012, decreased to $16 million (or 0.5% of sales) from $36 million (or 1.2% of sales) for the same period one year ago, representing a decrease of 54%.  The increase in total other expense for the three months ended June 30, 2012, is the result of increased interest expense on higher average outstanding borrowings in the current period as compared to the same period one year ago.  The decrease in total other expense for the six months ended June 30, 2012, was primarily due to one-time charges related to our financing transactions that were completed in January of 2011 (discussed in detail below), partially offset by increased interest expense on higher average outstanding borrowings in the current period as compared to the same period one year ago.

Income taxes:

Our provision for income taxes for the three months ended June 30, 2012, increased to $89 million (or 5.7% of sales) from $83 million (or 5.6% of sales) for the same period one year ago, representing an increase of 7%.  Our provision for income taxes for the six months ended June 30, 2012, increased to $181 million (or 5.9% of sales) from $147 million (or 5.1% of sales) for the same period one year ago, representing an increase of 23%.  The increase in our provision for income taxes was due to the increase in our taxable income.  Our effective tax rate for the three months ended June 30, 2012, was 37.8% of income before income taxes compared to 38.3% for the same period one year ago.  Our effective tax rate for the six months ended June 30, 2012, was 38.2% of income before income taxes compared to 38.3% for the same period one year ago.  The decrease in our effective tax rate was primarily due to the benefits of employment tax credits taken during the three months ended June 30, 2012.

Net income:

As a result of the impacts discussed above, net income for the three months ended June 30, 2012, increased to $146 million (or 9.3% of sales) from $134 million (or 9.0% of sales) for the same period one year ago, representing an increase of 9%.  As a result of the impacts discussed above, net income for the six months ended June 30, 2012, increased to $294 million (or 9.5% of sales) from $236 million (or 8.3% of sales) for the same period one year ago, representing an increase of 24%.

Earnings per share:

Our diluted earnings per common share for the three months ended June 30, 2012, increased 20% to $1.15 on 127 million shares versus $0.96 for the same period one year ago on 140 million shares.  The impact of year-to-date share repurchases on diluted earnings per share for the three months ended June 30, 2012, was an increase of approximately $0.03.  Our diluted earnings per common share for the six months ended June 30, 2012, increased 37% to $2.29 on 128 million shares versus $1.67 for the same period one year ago on 141 million shares.  The impact of year-to-date share repurchases on diluted earnings per share for the six months ended June 30, 2012, was an increase of approximately $0.03.

Adjustments for nonrecurring and non-operating events:

Our results for the six months ended June 30, 2011, included one-time charges associated with the financing transactions we completed in January of 2011, as discussed in Note 4 “Long-Term Debt”.  The one-time charges included a non-cash charge to write off the balance of debt issuance costs related to our previous asset-based revolving credit facility in the amount of $22 million ($13 million, net of tax) and a charge related to the termination of our interest rate swap agreements in the amount of $4 million ($3 million, net of tax).  The charges related to these financing transactions were included in “Other income (expense)” on our Condensed Consolidated Statements of Income for the six months ended June 30, 2011.  The results discussed in the paragraph below are adjusted for these nonrecurring items for the six months ended June 30, 2012 and 2011, and are reconciled in the table below.

Adjusted net income for the six months ended June 30, 2012, increased 16% to $294 million (or 9.5% of sales) from $252 million (or 8.8% of sales), for the same period one year ago.  Adjusted diluted earnings per common share for the six months ended June 30, 2012, increased 29% to $2.29 from $1.78, for the same period one year ago.

The table below outlines the impact of the charges related to the financing transactions for the six months ended June 30, 2012 and 2011 (amounts in thousands, except per share data):

	For the Six Months Ended June 30,
	2012		2011
	Amount	% of Sales	Amount	% of Sales
GAAP net income	$293,612	9.5%	$236,246	8.3%
Write-off of asset-based revolving credit facility debt issuance costs, net of tax	-	-%	13,335	0.5%
Termination of interest rate swap agreements, net of tax	-	-%	2,613	-%
Non-GAAP adjusted net income	$293,612	9.5%	$252,194	8.8%

GAAP diluted earnings per common share	$2.29		$1.67
Write-off of asset-based revolving credit facility debt issuance costs, net of tax	-		0.09
Termination of interest rate swap agreements, net of tax	-		0.02
Non-GAAP adjusted diluted earnings per common share	$2.29		$1.78
Weighted-average common shares outstanding - assuming dilution	128,261		141,289

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the six months ended June 30, 2012 and 2011 (in thousands):

	For the Six Months Ended June 30,
Liquidity	2012	2011
Total cash provided by (used in):
Operating activities	$691,458	$561,468
Investing activities	(147,156)	(146,780)
Financing activities	(538,137)	(175,617)
Increase in cash and cash equivalents	$6,165	$239,071

Operating activities:

The increase in cash provided by operating activities during six months ended June 30, 2012, compared to the same period in 2011 is primarily due to the increase in net income for the period (adjusted for the effect of non-cash depreciation and amortization charges and the one-time, non-cash charge to write off the balance of debt issuance costs in conjunction with the retirement of our ABL Credit Facility in January of 2011), a decrease in net inventory investment, an increase in income taxes payable (adjusted for the effect of non-cash change in deferred income taxes and the excess tax benefit from stock options exercised) and an increase in other current liabilities.  Net inventory investment reflects our investment in inventory, net of the amount of accounts payable to vendors.  Our net inventory investment continues to decrease as a result of the impact of our enhanced vendor financing programs.  Our vendor financing programs enable us to reduce overall supply chain costs and negotiate extended payment terms with our vendors.  Our accounts payable to inventory ratio was 79.2% and 64.4% at June 30, 2012 and December 31, 2011, respectively, versus 54.8% and 44.3% at June 30, 2011, and December 31, 2010, respectively.  The increase in income taxes payable, adjusted for the non-cash impacts discussed above, is the result of higher taxable income during the current period as compared to the same period one year ago.  The increase in other current liabilities is primarily the result of an increase in payroll related accruals during the current period as compared to the same period one year ago, driven by the timing of pay period end dates and their corresponding payment dates.

Investing activities:

Cash used in investing activities during the six months ended June 30, 2012, as compared to the same period in 2011 was relatively flat, with the slight change due primarily to an increase in proceeds from the sale of property and equipment during the six months ended June 30, 2012, as compared to the same period one year ago.

Financing activities:

The increase in net cash used in financing activities during the six months ended June 30, 2012, as compared to the same period in 2011 is primarily attributable to the net proceeds from the issuance of long-term debt during the first six months of 2011, which did not reoccur in the current period, an increase in the impact of repurchases of our common stock during the first six months of 2012 in accordance with our Board-approved share repurchase program, as compared to the same period one year ago, which was partially offset by an increase in the net proceeds from the exercise of stock options issued under the Company’s incentive programs and the related excess tax benefits during the current period as compared to the same period one year ago.

Unsecured revolving credit facility:

In January of 2011, and as amended in September of 2011, we entered into a new credit agreement (the “Credit Agreement”), for a five-year $660 million unsecured revolving credit facility (the “Revolving Credit Facility”), arranged by Bank of America, N.A., which is scheduled to mature in September of 2016.  The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility.  As described in the Credit Agreement governing the Revolving Credit Facility, we may, from time to time subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million.  As of June 30, 2012, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $58 million, reducing the aggregate availability under the Revolving Credit Facility by that amount.  As of June 30, 2012, we had no outstanding borrowings under the Revolving Credit Facility.

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

The senior notes are guaranteed on a senior unsecured basis by each of our subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees our obligations under our Revolving Credit Facility or certain of our other debt or any of our Subsidiary Guarantors.  The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the subsidiary guarantor’s guarantee under our Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all the property of, the subsidiary guarantor.  Each of the Subsidiary Guarantors is wholly-owned, directly or indirectly, by us and we have no independent assets or operations other than those of our subsidiaries.  Our only direct or indirect subsidiaries that would not be Subsidiary Guarantors would be minor subsidiaries.  No minor subsidiaries exist today.  Neither we, nor any of our Subsidiary Guarantors, are subject to any material or significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law.  Each of our senior notes is subject to certain customary covenants, with which we complied as of June 30, 2012.

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

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.00 times through December 31, 2012; 2.25 times thereafter through December 31, 2014; and 2.50 times thereafter through maturity; and a maximum adjusted consolidated leverage ratio of 3.00 times through maturity.  The consolidated leverage ratio includes a calculation of adjusted debt to adjusted earnings before interest, taxes, depreciation, amortization, rent and stock-based compensation expense (“EBITDAR”).  Adjusted debt includes, without limitation, outstanding debt, outstanding letters of credit and six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken against us, including but not limited to, possible termination of credit extensions, immediate acceleration of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from our lenders.  We had a fixed charge coverage ratio of 4.99 times and 4.60 times as of June 30, 2012 and 2011, respectively, and an adjusted consolidated leverage ratio of 1.65 times and 1.62 times as of June 30, 2012 and 2011, respectively, remaining in compliance with all covenants under the Credit Agreement.  Under our current financing policy, we have targeted an adjusted consolidated leverage ratio range of 2.00 times to 2.25 times.

The table below outlines the calculations of the fixed charge coverage ratio and adjusted debt to adjusted consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended June 30, 2012 and 2011 (dollars in thousands):

	For the Twelve Months Ended June 30,
	2012	2011
GAAP net income	$565,039	$458,548
Add:
Interest expense	34,942	28,742
Rent expense	235,508	229,065
Provision for income taxes	342,440	284,060
Depreciation expense	172,977	159,272
Amortization expense	1,019	2,347
Non-cash share-based compensation	20,937	16,617
Write-off of asset-based revolving credit facility debt issuance costs	-	21,626
Legacy CSK DOJ investigation charge	-	5,900
Non-GAAP adjusted net income (EBITDAR)	$1,372,862	$1,206,177

Interest expense	$34,942	$28,742
Capitalized interest	4,901	4,625
Rent expense	235,508	229,065
Total fixed charges	$275,351	$262,432

Fixed charge coverage ratio	4.99	4.60

GAAP debt	$797,406	$498,552
Stand-by letters of credit	57,773	74,321
Discount on senior notes	3,483	3,353
Six-times rent expense	1,413,048	1,374,390
Non-GAAP adjusted debt	$2,271,710	$1,950,616

Adjusted consolidated leverage ratio	1.65	1.62

The fixed charge coverage ratio and adjusted consolidated leverage ratio discussed and presented in the table above are not derived in accordance with U.S. GAAP.  We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.  We believe that the presentation of our fixed charge coverage ratio and adjusted consolidated leverage ratio provides meaningful supplemental information to both management and investors that reflects the required covenants under our credit agreement.  We include these items in judging our performance and believe this non-GAAP information is useful to investors as well.  Material limitations of these non-GAAP measures are that such measures do not reflect actual GAAP amounts.  We compensate for such limitations by presenting, in the table above, a reconciliation to the most directly comparable GAAP measures.

Share repurchase program:

Under our share repurchase program, as approved by our Board of Directors, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  On June 1, 2012, our Board of Directors approved a resolution to increase the authorization under the share repurchase program by an additional $500 million, raising the cumulative authorization under the share repurchase program to $2 billion.  The additional $500 million authorization is effective for a three-year period, beginning on June 1, 2012.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced repurchase program (in thousands, except per share data):

For the Three Months Ended June 30,	For the Six Months Ended June 30,	From the Period of July 1, 2012, Through and
2012	2011	2012	2011	Including August 8, 2012
Shares repurchased	4,518	3,301	6,288	5,912	3,340
Average price per share	$97.47	$58.44	$94.52	$57.16	$85.49
Total investment	$440,369	$192,901	$594,355	$337,912	$285,521

As of June 30, 2012, we had $429 million remaining under our share repurchase program.  We have repurchased a total of 25.5 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 through August 8, 2012, at an average price of $72.78, for an aggregate investment of $1.9 billion.

CONTRACTUAL OBLIGATIONS

On May 30, 2012, our Rights Agreement, dated May 7, 2002, expired in accordance with its terms and, accordingly, there are no longer preferred share rights associated with our common shares.

Other than the change discussed above, there have been no material changes to the contractual obligations to which we are committed since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of June 30, 2012, we had no outstanding borrowings under our Revolving Credit Facility.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of June 30, 2012, our cash and cash equivalents totaled $368 million.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the fiscal quarter ending June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CSK Pre-Acquisition Matters – Governmental Investigations and Actions:

As previously reported, the governmental investigations of CSK regarding its legacy pre-acquisition accounting practices have concluded.  All criminal charges against former employees of CSK related to its legacy pre-acquisition accounting practices, as well as the civil litigation filed against CSK’s former Chief Executive Officer by the Securities and Exchange Commission (the “SEC”), have concluded.

Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK may have certain indemnification obligations.  As a result of the CSK acquisition, O’Reilly has incurred legal fees and costs related to these potential indemnity obligations arising from the litigation commenced by the Department of Justice and SEC against CSK’s former employees.  Whether those legal fees and costs are covered by CSK’s insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time.  O’Reilly has a remaining reserve, with respect to the indemnification obligations of $13.9 million at June 30, 2012, which relates to the payment of those legal fees and costs already incurred.  It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period.  However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

As of June 30, 2012, there have been no material changes in our risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three or six months ended June 30, 2012.  The following table identifies all repurchases during the second quarter ended June 30, 2012, of any of our securities registered under Section 12 of the Exchange Act, as amended, by or on behalf of us or any affiliated purchaser (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
April 1, 2012, to April 30, 2012	59	$89.96	59	$364,411
May 1, 2012, to May 31, 2012	2,255	98.27	2,255	142,835
June 1, 2012, to June 30, 2012	2,204	96.85	2,204	$429,323
Total as of June 30, 2012	4,518	$97.47	4,518

(1) Under our share repurchase program, as approved by our Board of Directors, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  On June 1, 2012, our Board of Directors approved a resolution to increase the authorization under the share repurchase program by an additional $500 million, raising the cumulative authorization under the share repurchase program to $2 billion.  The additional $500 million authorization is effective for a three-year period, beginning on June 1, 2012.  The current authorization under the share repurchase program is scheduled to expire on June 1, 2015.  No other share repurchase programs existed during the three months ended June 30, 2012.

Subsequent to June 30, 2012, and up to and including August 8, 2012, we repurchased an additional 3.3 million shares of our common stock at an average price per share of $85.49, for a total investment of $285.5 million.  We have repurchased a total of 25.5 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 through August 8, 2012, at an average price of $72.78, for a total investment of $1.9 billion.

Item 6.  Exhibits

Exhibits:

Number	Description
3.1	Articles of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated December 29, 2010, is incorporated herein by this reference.
3.2	Bylaws of the Registrant, as amended, filed as Exhibit 3.2 to the Registrant's Current Report on Form8-K dated December 29, 2010, is incorporated herein by this reference.
10.1	Form of Stock Option Grant Notice and Agreement, dated as of May 9, 2012, filed herewith.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

August 8, 2012	/s/ Greg Henslee
Date	Greg Henslee Co-President and Chief Executive Officer (Principal Executive Officer)

August 8, 2012	/s/ Thomas McFall
Date	Thomas McFall Executive Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
3.1	Articles of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated December 29, 2010, is incorporated herein by this reference.
3.2	Bylaws of the Registrant, as amended, filed as Exhibit 3.2 to the Registrant's Current Report on Form8-K dated December 29, 2010, is incorporated herein by this reference.
10.1	Form of Stock Option Grant Notice and Agreement, dated as of May 9, 2012, filed herewith.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase