Form 10-Q
period 2012-09-30
O REILLY AUTOMOTIVE INC
filed 2012-11-08
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-21318

O'REILLY AUTOMOTIVE, INC.
(Exact name of registrant as specified in its charter)

			Missouri						27-4358837
			(State or other jurisdiction						(I.R.S. Employer
			of incorporation or organization)						Identification No.)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer				☒	Accelerated Filer	☐	Non-Accelerated Filer	☐ Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value – 114,621,712 shares outstanding as of November 5, 2012.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$422,705	$361,552
Accounts receivable, net	152,532	135,149
Amounts receivable from vendors	70,214	68,604
Inventory	2,207,454	1,985,748
Other current assets	29,945	56,557
Total current assets	2,882,850	2,607,610

Property and equipment, at cost	3,190,321	3,026,996
Less: accumulated depreciation and amortization	1,016,237	933,229
Net property and equipment	2,174,084	2,093,767

Notes receivable, less current portion	6,390	10,889
Goodwill	744,153	743,907
Other assets, net	41,879	44,328
Total assets	$5,849,356	$5,500,501

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,863,353	$1,279,294
Self-insurance reserves	56,050	53,155
Accrued payroll	56,570	52,465
Accrued benefits and withholdings	41,846	41,512
Deferred income taxes	1,279	1,990
Income taxes payable	11,702	-
Other current liabilities	164,256	150,932
Current portion of long-term debt	353	662
Total current liabilities	2,195,409	1,580,010

Long-term debt, less current portion	1,095,672	796,912
Deferred income taxes	107,987	88,864
Other liabilities	191,765	189,864

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
116,056,105 as of September 30, 2012, and
127,179,792 as of December 31, 2011	1,161	1,272
Additional paid-in capital	1,088,802	1,110,105
Retained earnings	1,168,560	1,733,474
Total shareholders’ equity	2,258,523	2,844,851

Total liabilities and shareholders’ equity	$5,849,356	$5,500,501

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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	$1,601,558	$1,535,453	$4,693,799	$4,397,509
Cost of goods sold, including warehouse and distribution expenses	796,065	781,243	2,346,765	2,254,857
Gross profit	805,493	754,210	2,347,034	2,142,652

Selling, general and administrative expenses	542,175	513,160	1,592,612	1,482,797
Operating income	263,318	241,050	754,422	659,855

Other income (expense):
Interest expense	(10,451)	(7,212)	(28,722)	(18,706)
Interest income	565	516	1,850	1,620
Write-off of asset-based revolving credit facility debt issuance costs	-	-	-	(21,626)
Termination of interest rate swap agreements	-	-	-	(4,237)
Other, net	550	675	1,294	1,279
Total other expense	(9,336)	(6,021)	(25,578)	(41,670)

Income before income taxes	253,982	235,029	728,844	618,185

Provision for income taxes	94,650	86,590	275,900	233,500
Net income	$159,332	$148,439	$452,944	$384,685

Earnings per share-basic:
Earnings per share	$1.34	$1.12	$3.67	$2.81
Weighted-average common shares outstanding – basic	118,546	132,777	123,448	136,895

Earnings per share-assuming dilution:
Earnings per share	$1.32	$1.10	$3.60	$2.76
Weighted-average common shares outstanding – assuming dilution	120,539	135,033	125,670	139,183

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Components of comprehensive income:
Net income	$159,332	$148,439	$452,944	$384,685
Reclassification adjustment for unrealized losses on cash flow hedges, net of tax, included in net income	-	-	-	2,970
Other comprehensive income	-	-	-	2,970
Total comprehensive income	$159,332	$148,439	$452,944	$387,655

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2012	2011
		(Note)
Operating activities:
Net income	$452,944	$384,685
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	132,496	122,741
Amortization of debt discount and issuance costs	1,295	1,372
Write-off of asset-based revolving credit facility debt issuance costs	-	21,626
Excess tax benefit from stock options exercised	(30,138)	(14,705)
Deferred income taxes	18,412	19,362
Share-based compensation programs	16,576	15,885
Other	5,402	7,064
Changes in operating assets and liabilities:
Accounts receivable	(22,748)	(22,117)
Inventory	(221,706)	14,082
Accounts payable	584,089	295,151
Income taxes payable	68,622	22,004
Other	27,882	(27,001)
Net cash provided by operating activities	1,033,126	840,149

Investing activities:
Purchases of property and equipment	(217,341)	(243,311)
Proceeds from sale of property and equipment	2,600	750
Payments received on notes receivable	3,115	4,363
Other	-	226
Net cash used in investing activities	(211,626)	(237,972)

Financing activities:
Proceeds from borrowings on asset-based revolving credit facility	-	42,400
Payments on asset-based revolving credit facility	-	(398,400)
Proceeds from the issuance of long-term debt	298,881	795,963
Payment of debt issuance costs	(2,229)	(9,942)
Principal payments on debt and capital leases	(742)	(1,148)
Repurchases of common stock	(1,133,518)	(840,256)
Excess tax benefit from stock options exercised	30,138	14,705
Net proceeds from issuance of common stock	47,123	41,497
Net cash used in financing activities	(760,347)	(355,181)

Net increase in cash and cash equivalents	61,153	246,996
Cash and cash equivalents at beginning of period	361,552	29,721
Cash and cash equivalents at end of period	$422,705	$276,717

Supplemental disclosures of cash flow information:
Income taxes paid	$187,750	$185,164
Interest paid, net of capitalized interest	35,960	14,065

Note: Certain prior period amounts have been reclassified to conform to current period presentation.
See accompanying Notes to condensed consolidating financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications had no effect on reported totals for assets, liabilities, shareholders’ equity, cash flows or net income.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company did not have transfers between levels within the hierarchy during the three or nine months ended September 30, 2012 or 2011.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes are included in “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach as of September 30, 2012, and December 31, 2011, which was determined by reference to quoted market prices (Level 1) (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.875% Senior Notes due 2021	$497,085	$555,360	$496,824	$533,150
4.625% Senior Notes due 2021	$299,532	$328,326	$299,493	$313,830
3.800% Senior Notes due 2022	$298,893	$310,419	$-	$-

The accompanying Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from vendors and accounts payable.  Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 3 – GOODWILL AND OTHER INTANGIBLES

Goodwill:

Goodwill is reviewed annually on November 30 for impairment, or more frequently if events or changes in business conditions indicate that impairment may exist.  Goodwill is not amortizable for financial statement purposes.  During the three months ended September 30, 2012, goodwill remained flat; during the nine months ended September 30, 2012, the Company recorded an increase in goodwill of $0.2 million, resulting from adjustments to purchase price allocations related to small acquisitions, partially offset by the excess tax benefit related to exercises of stock options acquired in the acquisition of CSK Auto Corporation (“CSK”).  The Company did not record any goodwill impairment during the three or nine months ended September 30, 2012.

As of September 30, 2012, and December 31, 2011, other than goodwill, the Company did not have any unamortizable intangible assets.

Intangibles other than goodwill:

The following table identifies the components of the Company’s amortizable intangibles as of September 30, 2012, and December 31, 2011 (in thousands):

	Cost		Accumulated Amortization (Expense) Benefit
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Amortizable intangible assets:
Favorable leases	$50,910	$51,660	$(27,468)	$(23,969)
Non-compete agreements	717	793	(416)	(427)
Total amortizable intangible assets	$51,627	$52,453	$(27,884)	$(24,396)

Unfavorable leases	$49,380	$49,380	$30,870	$26,560

The Company recorded favorable lease assets in conjunction with the acquisition of CSK; these favorable lease assets represent the values of operating leases acquired with favorable terms.  These favorable leases had an estimated weighted-average remaining useful life of approximately 10.1 years as of September 30, 2012.  For the three months ended September 30, 2012 and 2011, the Company recorded amortization expense of $1.2 million, and $1.7 million, respectively, related to its amortizable intangible assets.  For the nine months ended September 30, 2012 and 2011, the Company recorded amortization expense of $3.8 million, and $4.7 million, respectively, related to its amortizable intangible assets.  The carrying amounts, net of accumulated amortization, of these amortizable intangible assets are included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

The Company recorded unfavorable lease liabilities in conjunction with the acquisition of CSK; these unfavorable lease liabilities represent the values of operating leases acquired with unfavorable terms.  These unfavorable leases had an estimated weighted-average remaining useful life of approximately 5.4 years as of September 30, 2012.  For the three months ended September 30, 2012 and 2011, the Company recognized an amortization benefit of $1.4 million, and $1.8 million, respectively, related to these unfavorable operating leases.  For the nine months ended September 30, 2012 and 2011, the Company recognized an amortization benefit of $4.3 million, and $5.1 million, respectively, related to these unfavorable operating leases.  The carrying amounts, net of accumulated amortization, of these unfavorable lease liabilities are included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets.  These unfavorable lease liabilities are not included as a component of the Company’s closed store reserves, which are discussed in Note 5.

NOTE 4 – LONG-TERM DEBT

The following table identifies the amounts included in “Current portion of long-term debt” and “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Revolving Credit Facility	$-	$-
4.875% Senior Notes due 2021(1), effective interest rate of 4.973%	497,085	496,824
4.625% Senior Notes due 2021(2), effective interest rate of 4.649%	299,532	299,493
3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	298,893	-
Capital leases	515	1,257
Total debt and capital lease obligations	1,096,025	797,574
Current portion of long-term debt	353	662
Long-term debt, less current portion	$1,095,672	$796,912

(1) Net of unamortized original issuance discount of $2.9 million
(2) Net of unamortized original issuance discount of $0.5 million
(3) Net of unamortized original issuance discount of $1.1 million

Unsecured revolving credit facility:

In January of 2011, and as amended in September of 2011, the Company entered into a new credit agreement (the “Credit Agreement”), for a five-year $660 million unsecured revolving credit facility (the “Revolving Credit Facility”), arranged by Bank of America, N.A., which is scheduled to mature in September of 2016.  The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility.  As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million.  As of September 30, 2012, and December 31, 2011, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $57.6 million and $59.9 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts.  As of September 30, 2012, and December 31, 2011, the Company had no outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the margin applicable to Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services.  Based upon the Company’s credit ratings at September 30, 2012, its margin for Base Rate loans was 0.200%, its margin for Eurodollar Rate loans was 1.200% and its facility fee was 0.175%.

The Credit Agreement contains certain covenants, which include limitations on indebtedness, a minimum fixed charge coverage ratio of 2.00 times through December 31, 2012; 2.25 times thereafter through December 31, 2014; and 2.50 times thereafter through maturity; and a maximum adjusted consolidated leverage ratio of 3.00 times through maturity.  The consolidated leverage ratio includes a calculation of adjusted earnings before interest, taxes, depreciation, amortization, rent and stock-based compensation expense to adjusted debt.  Adjusted debt includes, without limitation, outstanding debt, outstanding letters of credit and six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate acceleration of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders.  As of September 30, 2012, the Company remained in compliance with all covenants under the Credit Agreement.

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

3.800% Senior Notes due 2022:

On August 21, 2012, the Company issued $300 million aggregate principal amount of unsecured 3.800% Senior Notes due 2022 (“3.800% Senior Notes due 2022”) at a price to the public of 99.627% of their face value with UMB as trustee.  Interest on the 3.800% Senior Notes due 2022 is payable on March 1 and September 1 of each year, beginning on March 1, 2013, and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees the Company’s obligations under the Company’s Revolving Credit Facility or certain other debt of the Company or any of the Subsidiary Guarantors.  The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the subsidiary guarantor’s guarantee under our Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all of the property of, the subsidiary guarantor.  Each of the Subsidiary Guarantors is wholly-owned, directly or indirectly, by the Company and the Company has no independent assets or operations other than those of its subsidiaries.  The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries.  Neither the Company, nor any of its Subsidiary Guarantors, are subject to any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of September 30, 2012.

 NOTE 5 – EXIT ACTIVITIES

The Company maintains reserves for closed stores and other properties that are no longer utilized in current operations.

The following table identifies the closure reserves for stores and administrative office and distribution facilities at September 30, 2012, and December 31, 2011 (in thousands):

	Store Closure Liabilities	Administrative Office and Distribution Facilities Closure Liabilities
Balance at December 31, 2011:	$11,312	$3,544
Additions and accretion	451	140
Payments	(2,296)	(1,770)
Revisions to estimates	(561)	-
Balance at September 30, 2012:	$8,906	$1,914

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

Revisions to estimates in closure reserves for stores and administrative office and distribution facilities include changes in the estimates of sublease agreements, changes in assumptions of various store and office closure activities, changes in assumed leasing arrangements and actual exit costs since the inception of the exit activities.  Revisions to estimates and additions or accretions to reserves for stores and administrative office closure liabilities are included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011.  Revisions to estimates and additions or accretions to reserves for distribution facilities closure liabilities are included in “Cost of goods sold, including warehouse and distribution expenses” on the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011.

The cumulative amount incurred in closure reserves for stores from the inception of the exit activity through September 30, 2012, was $24.3 million.  The cumulative amount incurred in administrative office and distribution facilities from the inception of the exit activity through September 30, 2012, was $10.0 million.  The balance of both these reserves is included in “Other current liabilities” and “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets based upon the dates when the reserves are expected to be settled.

NOTE 6 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Historically, the Company entered into interest rate swap contracts with various counterparties to mitigate cash flow risk associated with floating interest rates on outstanding borrowings under its previous asset-based revolving credit facility (the “ABL Credit Facility”).  The interest rate swap contracts were designated as cash flow hedges with interest payments designed to offset the interest payments for borrowings under the ABL Credit Facility that corresponded with the notional amounts of the swaps.  In January of 2011, the ABL Credit Facility was retired concurrent with the issuance of the Company’s 4.875% Senior Notes due 2021 (see Note 4), and all interest rate swap contracts were terminated at the Company’s request.  The Company recognized a charge of $4.2 million related to the termination of the interest rate swap contracts, which was included as a component of “Other income (expense)” in the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2011.  As of September 30, 2012, the Company did not hold any instruments that qualified as cash flow hedge derivatives.

The table below outlines the effects the Company’s derivative financial instruments had on its Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Location and Amount of Loss Recognized in Income on Derivatives
Derivatives Designated as Hedging Instruments		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Classification	2012	2011	2012	2011
Interest rate swap contracts	Other income (expense)	$-	$-	$-	$(4,237)

NOTE 7 – WARRANTIES

The Company provides warranties on certain merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties.  The risk of loss arising from warranty claims is typically the obligation of the Company’s vendors.  Certain vendors provide upfront allowances to the Company in lieu of accepting the obligation for warranty claims.  For this merchandise, when sold, the Company bears the risk of loss associated with the cost of warranty claims.  Differences between vendor allowances received by the Company in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to cost of sales.  Estimated warranty costs are based on the historical failure rate of each individual product line.  The Company’s historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims.  The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011.

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine months ended September 30, 2012 (in thousands):

Balance at December 31, 2011	$21,642
Warranty claims	(37,643)
Warranty accruals	43,232
Balance at September 30, 2012	$27,231

NOTE 8 – SHARE REPURCHASE PROGRAM

Under the Company’s share repurchase program, as approved by the Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  The Company and its Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  The Company’s Board of Directors approved resolutions to increase the authorization under the share repurchase program by an additional $500 million on June 1, 2012, and an additional $500 million on August 10, 2012, raising the cumulative authorization under the share repurchase program to $2.5 billion.  The additional $500 million authorizations are effective for a 3-year period, beginning on June 1, 2012 and August 10, 2012, respectively.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Shares repurchased	6,359	8,162	12,647	14,074
Average price per share	$84.76	$61.51	$89.62	$59.69
Total investment	$538,972	$502,067	$1,133,328	$839,979

As of September 30, 2012, the Company had $390.4 million remaining under its share repurchase program.  Subsequent to the end of the third quarter and through the date of this filing, the Company repurchased an additional 1.6 million shares of its common stock under its share repurchase program at an average price of $83.68 for a total investment of $136.6 million.  The Company has repurchased a total of 30.2 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 through November 8, 2012, at an average price of $74.49, for a total aggregate investment of $2.2 billion.

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

The table below identifies stock option activity under these plans during the nine months ended September 30, 2012:

	Shares (in thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2011	7,491	$37.38
Granted	1,392	88.93
Exercised	(1,416)	28.72
Forfeited	(523)	59.89
Outstanding at September 30, 2012	6,944	47.78
Exercisable at September 30, 2012	3,858	$30.38

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
•	Expected life - Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
•	Expected volatility – Measure of the amount by which the Company’s stock price has historically fluctuated.
•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for stock options awarded during the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,
	2012		2011
Risk free interest rate	0.62%		1.31%
Expected life	3.9	Years	3.8	Years
Expected volatility	33.6%		33.3%
Expected dividend yield	-%		-%

The Company’s forfeiture rate is the estimated percentage of options awarded that are expected to be forfeited or cancelled prior to becoming fully vested.  The Company’s estimate is evaluated periodically, and is based upon historical experience at the time of evaluation and reduces expense ratably over the vesting period.

The following table summarizes activity related to stock options awarded by the Company for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Compensation expense for stock options awarded	$4,701	$4,598	$13,917	$13,722
Income tax benefit from compensation expense related to stock options	$1,810	$1,761	$5,358	$5,255

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2012, was $23.88 compared to $16.26 for the nine months ended September 30, 2011.  The remaining unrecognized compensation expense related to unvested stock option awards at September 30, 2012, was $50.7 million and the weighted-average period of time over which this cost will be recognized is 3.0 years.

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

The table below summarizes activity related to the Company’s other share-based compensation and benefit plans for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Compensation expense for shares issued under the ESPP	$401	$333	$1,139	$959
Income tax benefit from compensation expense related to shares issued under the ESPP	154	128	439	367
Compensation expense for restricted shares awarded	583	422	1,520	1,204
Income tax benefit from compensation expense related to restricted awards	$225	$162	$585	$461

NOTE 10 – EARNINGS PER SHARE

The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator (basic and diluted):
Net income	$159,332	$148,439	$452,944	$384,685

Denominator:
Denominator for basic earnings per share - weighted-average shares	118,546	132,777	123,448	136,895
Effect of stock options (1)	1,993	2,256	2,222	2,288
Denominator for diluted earnings per share - weighted-average shares	120,539	135,033	125,670	139,183

Earnings per share-basic	$1.34	$1.12	$3.67	$2.81
Earnings per share-assuming dilution	$1.32	$1.10	$3.60	$2.76

Antidilutive common stock equivalents not included in the calculation of diluted earnings per share:
Stock options (1)	1,465	1,434	1,483	1,616
Weighted-average exercise price per share of antidilutive stock options (1)	$87.75	$59.78	$87.68	$58.97

(1) See Note 9 for further discussion on the terms of the Company's share-based compensation plans.

For the three and nine months ended September 30, 2012 and 2011, the computation of diluted earnings per share did not include certain common stock equivalents.  These common stock equivalents represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equivalents would have been antidilutive.

From October 1, 2012, through and including November 8, 2012, the Company repurchased 1.6 million shares of its common stock at an average price of $83.68, for a total investment of $136.6 million.

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

Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK may have certain indemnification obligations.  As a result of the CSK acquisition, O’Reilly has incurred legal fees and costs related to these potential indemnity obligations arising from the litigation commenced by the Department of Justice and SEC against CSK’s former employees.  Whether those legal fees and costs are covered by CSK’s insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time.  O’Reilly has a remaining reserve, with respect to the indemnification obligations of

$13.9 million at September 30, 2012, which relates to the payment of those legal fees and costs already incurred.  It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period.  However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	an overview of the key drivers of the automotive aftermarket industry;
•	our results of operations for the quarters and nine month periods ended September 30, 2012 and 2011;
•	our liquidity and capital resources;
•	any contractual obligations to which we are committed;
•	our critical accounting estimates;
•	the inflation and seasonality of our business; and
•	recent accounting pronouncements that may affect our company.

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

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets.  We plan to open 180 net, new stores in 2012.  We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains.  We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing credit facility.  During the three months ended September 30, 2012, we opened 38 stores and closed one store.  During the nine months ended September 30, 2012,  we opened 161 stores and closed 5 stores, and as of that date, operated 3,896 stores in 39 states.

Operating within the retail industry, we are influenced by a number of general macroeconomic factors including, but not limited to, fuel costs, unemployment rates, consumer preferences and spending habits, and competition.  The difficult conditions that affected the overall macroeconomic environment in recent years continue to impact O’Reilly and the retail sector in general.  We believe that the average consumer’s tendency has been to “trade down” to lower quality products during the recent challenging macroeconomic conditions.  We have ongoing initiatives aimed at tailoring our product offering to adjust to customers’ changing preferences; however, we also continue to have initiatives focused on marketing and training to educate customers on the advantages of “purchasing up” on the value spectrum.  We believe these ongoing initiatives targeted at marketing higher quality products will result in our customers’ willingness to return to “purchasing up” on the value spectrum in the future as the U.S. economy recovers; however, we cannot predict whether, when, or the manner in which, these economic conditions will change.

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

•

Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age - The total number of vehicles on the road and the average age of the U.S. vehicle population also heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by the Automotive Aftermarket Industry Association (“AAIA”), the total number of registered vehicles has increased 15% over the past decade, from 209 million light vehicles in 2001 to 241 million light vehicles in 2011.  Annual new light vehicle registrations have declined 24% over the past decade, from 17 million registrations in 2001 to 13 million registrations in 2011; however, the seasonally adjusted annual rate (the “SAAR”) of sales of light vehicles in the U.S. increased to 15 million as of September 30, 2012, indicating that the trend of declining new light vehicle registrations has reversed.  As reported by the AAIA, the average age of the U.S. vehicle population has increased 21% over the past decade, from 8.9 years in 2001 to 10.8 years in 2011.  We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher miles due to better quality power trains and interiors and exteriors; new car sales over the past three years, which have been below historical levels; and the consumer’s willingness to invest in maintaining their higher-mileage, better built vehicles.  As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles which are outside of a manufacturer warranty.  These out-of-warranty, older vehicles, generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles.  Based on this change in consumer sentiment surrounding the length of time older vehicles can be reliably driven at higher mileages, we believe consumers will continue to keep their vehicles even longer as the economy recovers, maintaining the trend of an aging vehicle population.

•

Unemployment - Unemployment rates and continued uncertainty surrounding the overall economic health of the U.S. have had a negative impact on consumer confidence and the level of consumer discretionary spending.  The annual U.S. unemployment rate over the past two years has remained at 30-year highs.  We believe macroeconomic uncertainties and the potential for future joblessness can motivate consumers to find ways to save money, which can be an important factor in the consumer’s decision to defer the purchase of a new vehicle and maintain their existing vehicle.  While the deferral of vehicle purchases has led to an increase in vehicle maintenance, long-term trends of high unemployment could continue to impede the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry.  As of September 30, 2012, the U.S. unemployment rate decreased slightly to  7.8% from 8.5% as of December 31, 2011, and 9.0% as of September 30, 2011.  We believe that as the economy recovers, unemployment will return to more historic levels and we will see a corresponding increase in commuter traffic as unemployed individuals return to work.  Aided by these increased commuter miles, overall annual U.S. miles driven should begin to grow resulting in continued demand for automotive aftermarket products.

We remain confident in our ability to continue to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of customer service and expense control.

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended September 30, 2012, increased $66 million to $1.60 billion from $1.54 billion for the same period one year ago, representing an increase of 4%.  Sales for the nine months ended September 30, 2012, increased $296 million to $4.69 billion from $4.40 billion for the same period one year ago, representing an increase of 7%.  Comparable store sales for stores open at least one year increased 1.3% and 4.8% for the three months ended September 30, 2012 and 2011, respectively.  Comparable store sales for stores open at least one year increased 3.7% and 4.9% for the nine months ended September 30, 2012 and 2011, respectively.  Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members.

The following table presents the components of the increase in sales for the three and nine months ended September 30, 2012 (in millions):

	Increase in Sales for the Three Months Ended September 30, 2012, Compared to the Same Period in 2011	Increase in Sales for the Nine Months Ended September 30, 2012, Compared to the Same Period in 2011
Store sales:
Comparable store sales	$20	$157
Non-comparable store sales:
Sales for stores opened throughout 2011, excluding stores open at least one year that are included in comparable store sales	16	76
Sales in 2011 for stores that have closed	(1)	(2)
Sales for stores opened throughout 2012	31	59
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	-	6
Total increase in sales	$66	$296

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

Our comparable store sales increases for the three and nine months ended September 30, 2012, were driven by an increase in average ticket values, partially offset by a decrease in DIY customer transaction counts.  The improvement in average ticket values was a result of the continued growth of the higher priced, hard part categories, as a percentage of our total sales.  The growth in the hard part categories is driven by the increase of professional service provider customer sales as a percentage of our total sales mix and the continued growth in DIY hard part sales, as consumers continue to maintain and repair their vehicles.  Transaction counts also continue to be negatively impacted by better-engineered and more technically advanced vehicles, which have been manufactured in recent years.  These vehicles require less frequent repairs as the component parts are more durable and last for longer periods of time; however, when repairs are required, the cost of the repair is typically greater.  In addition, DIY customer transaction counts continue to be negatively impacted by macroeconomic pressures on disposable income, including sustained unemployment levels above historical averages.  The strong increases in our professional service provider customer transaction counts, driven by our acquired markets, have been offset by the pressured DIY transaction counts.

We opened 37 and 156 net, new stores during the three and nine months ended September 30, 2012, respectively, compared to 50 and 137 net, new stores for the three and nine months ended September 30, 2011, respectively.  As of September 30, 2012, we operated

3,896 stores in 39 states compared to 3,707 stores in 39 states at September 30, 2011.  We anticipate total new store growth to be 180 net, new store openings in 2012 and 190 net, new store openings in 2013.

Gross profit:

Gross profit for the three months ended September 30, 2012, increased to $805 million (or 50.3% of sales) from $754 million (or 49.1% of sales) for the same period one year ago, representing an increase of 7%.  Gross profit for the nine months ended September 30, 2012, increased to $2.35 billion (or 50.0% of sales) from $2.14 billion (or 48.7% of sales) for the same period one year ago, representing an increase of 10%.  The increases in gross profit dollars were primarily a result of the increases in sales from new stores and the increases in comparable store sales at existing stores.  The increases in gross profit as percentages of sales were primarily due to distribution center (“DC”) efficiencies, acquisition cost improvements, a more focused advertised price strategy and improved inventory shrinkage, partially offset by the impact of increased commercial sales as a percentage of the total sales mix.  DC efficiencies are the result of continued leverage on our increased sales volumes and more tenured and experienced DC Team Members in our maturing DCs.  In addition, during the current period, we increased our store-level inventories as a component of our focus on providing higher service levels.  The costs to move this additional inventory into the stores were more efficient than routine restocking activity; as a result, we realized a one-time benefit from capitalized distribution costs.  This one-time capitalization of costs benefited gross margin for the three months ended September 30, 2012, by approximately 25 basis points, and we do not anticipate realizing this benefit in future periods.  Acquisition cost improvements are the result of our ongoing negotiations with our vendors to improve our inventory purchase costs.  The benefit to gross margin from a more focused advertised price strategy is the result of short duration, low margin promotions in the current period, which are designed to drive customer loyalty, build brand awareness and generate future business, but run for a shorter duration as compared to the same period one year ago.  The improved inventory shrinkage is driven by our continued focus on inventory control and accountability through our distribution and store networks.  Commercial sales typically carry a lower gross profit as a percentage of sales than DIY sales, as volume discounts are granted on wholesale transactions to professional service provider customers, therefore, creating pressure on our gross profit as a percentage of sales.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2012, increased to $542 million (or 33.9% of sales) from $513 million (or 33.4% of sales) for the same period one year ago, representing an increase of 6%.  SG&A for the nine months ended September 30, 2012, increased to $1.59 billion (or 33.9% of sales) from $1.48 billion (or 33.7% of sales) for the same period one year ago, representing an increase of 7%.  The increases in total SG&A dollars were primarily the result of additional employees, facilities and vehicles to support our increased store count.  The increases in SG&A as percentages of sales were primarily the result of deleverage on soft comparable store sales.

Operating income:

As a result of the impacts discussed above, operating income for the three months ended September 30, 2012, increased to $263 million (or 16.4% of sales) from $241 million (or 15.7% of sales) for the same period one year ago, representing an increase of 9%.  Operating income for the nine months ended September 30, 2012, increased to $754 million (or 16.1% of sales) from $660 million (or 15.0% of sales) for the same period one year ago, representing an increase of 14%.

Other income and expense:

Total other expense for the three months ended September 30, 2012, increased to $9 million (or 0.6% of sales) from $6 million (or 0.4% of sales) for the same period one year ago, representing an increase of 55%.  Total other expense for the nine months ended September 30, 2012, decreased to $26 million (or 0.5% of sales) from $42 million (or 0.9% of sales) for the same period one year ago, representing a decrease of 39%.  The increase in total other expense for the three months ended September 30, 2012, is the result of increased interest expense on higher average outstanding borrowings and increased amortization of debt issuance costs in the current period as compared to the same period one year ago.  The decrease in total other expense for the nine months ended September 30, 2012, was primarily due to one-time charges related to our financing transactions that were completed in January of 2011 (discussed in detail below), partially offset by increased interest expense on higher average outstanding borrowings and increased amortization of debt issuance costs in the current period as compared to the same period one year ago.

Income taxes:

Our provision for income taxes for the three months ended September 30, 2012, increased to $95 million (or 5.9% of sales) from $87 million (or 5.6% of sales) for the same period one year ago, representing an increase of 9%.  Our provision for income taxes for the nine months ended September 30, 2012, increased to $276 million (or 5.9% of sales) from $234 million (or 5.3% of sales) for the same period one year ago, representing an increase of 18%.  The increase in our provision for income taxes was due to the increase in our taxable income.  Our effective tax rate for the three months ended September 30, 2012, was 37.3% of income before income taxes compared to 36.8% for the same period one year ago.  Our effective tax rate for the nine months ended September 30, 2012, was 37.9% of income before income taxes compared to 37.8% for the same period one year ago.  The increase in our effective tax rate for the three months ended September 30, 2012, was primarily due to benefits of employment tax credits taken during the three months ended September 30, 2011, certain of which were not available during the same period in the current year.

Net income:

As a result of the impacts discussed above, net income for the three months ended September 30, 2012, increased to $159 million (or 9.9% of sales) from $148 million (or 9.7% of sales) for the same period one year ago, representing an increase of 7%.  As a result of the impacts discussed above, net income for the nine months ended September 30, 2012, increased to $453 million (or 9.6% of sales) from $385 million (or 8.7% of sales) for the same period one year ago, representing an increase of 18%.

Earnings per share:

Our diluted earnings per common share for the three months ended September 30, 2012, increased 20% to $1.32 on 121 million shares versus $1.10 for the same period one year ago on 135 million shares.  The impact of year-to-date share repurchases on diluted earnings per share for the three months ended September 30, 2012, was an increase of approximately $0.10.  Our diluted earnings per common share for the nine months ended September 30, 2012, increased 30% to $3.60 on 126 million shares versus $2.76 for the same period one year ago on 139 million shares.  The impact of year-to-date share repurchases on diluted earnings per share for the nine months ended September 30, 2012, was an increase of approximately $0.12.

Adjustments for nonrecurring and non-operating events:

Our results for the nine months ended September 30, 2011, included one-time charges associated with the financing transactions we completed in January of 2011, as discussed in Note 4 “Long-Term Debt”.  The one-time charges included a non-cash charge to write off the balance of debt issuance costs related to our previous asset-based revolving credit facility in the amount of $22 million ($13 million, net of tax) and a charge related to the termination of our interest rate swap agreements in the amount of $4 million ($3 million, net of tax).  The charges related to these financing transactions were included in “Other income (expense)” on our Condensed Consolidated Statements of Income for the nine months ended September 30, 2011.  The results discussed in the paragraph below are adjusted for these nonrecurring items for the nine months ended September 30, 2012 and 2011, and are reconciled in the table below.

Adjusted net income for the nine months ended September 30, 2012, increased 13% to $453 million (or 9.6% of sales) from $401 million (or 9.1% of sales), for the same period one year ago.  Adjusted diluted earnings per common share for the nine months ended September 30, 2012, increased 25% to $3.60 from $2.88, for the same period one year ago.

The table below outlines the impact of the charges related to the financing transactions for the nine months ended September 30, 2012 and 2011 (amounts in thousands, except per share data):

	For the Nine Months Ended September 30,
	2012		2011
	Amount	% of Sales	Amount	% of Sales
GAAP net income	$452,944	9.6%	$384,685	8.7%
Write-off of asset-based revolving credit facility debt issuance costs, net of tax	-	-%	13,458	0.3%
Termination of interest rate swap agreements, net of tax	-	-%	2,637	0.1%
Non-GAAP adjusted net income	$452,944	9.6%	$400,780	9.1%

GAAP diluted earnings per common share	$3.60		$2.76
Write-off of asset-based revolving credit facility debt issuance costs, net of tax	-		0.10
Termination of interest rate swap agreements, net of tax	-		0.02
Non-GAAP adjusted diluted earnings per common share	$3.60		$2.88
Weighted-average common shares outstanding - assuming dilution	125,670		139,183

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 (in thousands):

	For the Nine Months Ended September 30,
Liquidity	2012	2011
Total cash provided by (used in):
Operating activities	$1,033,126	$840,149
Investing activities	(211,626)	(237,972)
Financing activities	(760,347)	(355,181)
Increase in cash and cash equivalents	$61,153	$246,996

Operating activities:

The increase in cash provided by operating activities for the nine months ended September 30, 2012, compared to the same period in 2011, was primarily due to the increase in net income for the period (adjusted for the effect of non-cash depreciation and amortization charges and the one-time, non-cash charge to write off the balance of debt issuance costs in conjunction with the retirement of our ABL Credit Facility in January of 2011), a decrease in net inventory investment and increases in income taxes payable (adjusted for the effect of non-cash change in deferred income taxes and the excess tax benefit from stock options exercised) and other current liabilities.  Net inventory investment reflects our investment in inventory, net of the amount of accounts payable to vendors.  Our net inventory investment continues to decrease as a result of the impact of our enhanced vendor financing programs.  Our vendor financing programs enable us to reduce overall supply chain costs and negotiate extended payment terms with our vendors.  Our accounts payable to inventory ratio was 84.4% and 64.4% at September 30, 2012, and December 31, 2011, respectively, versus 59.3% and 44.3% at September 30, 2011, and December 31, 2010, respectively.  The increase in income taxes payable, adjusted for the non-cash impacts discussed above, was the result of higher taxable income during the current period as compared to the same period one year ago.  The increase in other current liabilities was primarily the result of an increase in payroll related accruals during the current period as compared to the same period one year ago, driven by the timing of pay period end dates and their corresponding payment dates, as well as the payment, in the third quarter of 2011, for the one-time monetary penalty to the Department of Justice (“DOJ”) for the legacy CSK DOJ investigation.

Investing activities:

The decrease in cash used in investing activities during the nine months ended September 30, 2012, as compared to the same period in 2011 was primarily the result of decreased capital expenditures in the current period.  The decrease in capital expenditures was primarily related to the mix of owned versus leased store openings during the current year as compared to the prior period.  We have been able to find real estate with attractive lease factors during the current year and as a result, have opened a larger number of leased locations in the current year as compared to the prior period.  Opening a new store in a leased location requires a smaller capital investment than opening an owned location.

Financing activities:

The increase in net cash used in financing activities during the nine months ended September 30, 2012, as compared to the same period in 2011, was primarily attributable to greater net proceeds from the issuance of long-term debt during the nine months ended September 30, 2011, and an increase in the impact of repurchases of our common stock during the nine months ended September 30, 2012, in accordance with our Board-approved share repurchase program, partially offset by an increase in the net proceeds from the exercise of stock options issued under the Company’s incentive programs and the related excess tax benefits during the nine months ended September 30, 2012.

Unsecured revolving credit facility:

In January of 2011, and as amended in September of 2011, we entered into a new credit agreement (the “Credit Agreement”), for a five-year $660 million unsecured revolving credit facility (the “Revolving Credit Facility”), arranged by Bank of America, N.A., which is scheduled to mature in September of 2016.  The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility.  As described in the Credit Agreement governing the Revolving Credit Facility, we may, from time to time subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million.  As of September 30, 2012, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $58 million, reducing the aggregate availability under the Revolving Credit Facility by that amount.  As of September 30, 2012, we had no outstanding borrowings under the Revolving Credit Facility.

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

3.800% Senior Notes due 2022:

On August 21, 2012, we issued $300 million aggregate principal amount of unsecured 3.800% Senior Notes due 2022 (“3.800% Senior Notes due 2022”) at a price to the public of 99.627% of their face value with UMB as trustee.  Interest on the 3.800% Senior Notes due 2022 is payable on March 1 and September 1, beginning on March 1, 2013, of each year and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of our subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees our obligations under our Revolving Credit Facility or certain of our other debt or any of our Subsidiary Guarantors.  The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the subsidiary guarantor’s guarantee under our Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all the property of, the subsidiary guarantor.  Each of the Subsidiary Guarantors is wholly-owned, directly or indirectly, by us and we have no independent assets or operations other than those of our subsidiaries.  Our only direct or indirect subsidiaries that would not be Subsidiary Guarantors would be minor subsidiaries.  Neither we, nor any of our Subsidiary Guarantors, are subject to any material or significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law.  Each of our senior notes is subject to certain customary covenants, with which we complied as of September 30, 2012.

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

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.00 times through December 31, 2012; 2.25 times thereafter through December 31, 2014; and 2.50 times thereafter through maturity; and a maximum adjusted consolidated leverage ratio of 3.00 times through maturity.  The consolidated leverage ratio includes a calculation of adjusted debt to adjusted earnings before interest, taxes, depreciation, amortization, rent and stock-based compensation expense (“EBITDAR”).  Adjusted debt includes, without limitation, outstanding debt, outstanding letters of credit and six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken against us, including but not limited to, possible termination of credit extensions, immediate acceleration of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from our lenders.  We had a fixed charge coverage ratio of 4.97 times and 4.79 times as of September 30, 2012 and 2011, respectively, and an adjusted consolidated leverage ratio of 1.85 times and 1.80 times as of September 30, 2012 and 2011, respectively, remaining in compliance with all covenants under the Credit Agreement.  Under our current financing plan, we have targeted an adjusted consolidated leverage ratio range of 2.00 times to 2.25 times.

The table below outlines the calculations of the fixed charge coverage ratio and adjusted debt to adjusted consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended September 30, 2012 and 2011 (dollars in thousands):

	For the Twelve Months Ended September 30,
	2012	2011
GAAP net income	$575,932	$490,445
Add:
Interest expense	38,181	26,198
Rent expense	238,307	229,121
Provision for income taxes	350,500	297,000
Depreciation expense	174,967	161,857
Amortization expense	668	1,595
Non-cash share-based compensation	21,270	17,395
Write-off of asset-based revolving credit facility debt issuance costs	-	21,626
Non-GAAP adjusted net income (EBITDAR)	$1,399,825	$1,245,237

Interest expense	$38,181	$26,198
Capitalized interest	5,343	4,523
Rent expense	238,307	229,121
Total fixed charges	$281,831	$259,842

Fixed charge coverage ratio	4.97	4.79

GAAP debt	$1,096,025	$797,766
Stand-by letters of credit	57,578	68,081
Discount on senior notes	4,490	3,785
Six-times rent expense	1,429,842	1,374,726
Non-GAAP adjusted debt	$2,587,935	$2,244,358

Adjusted consolidated leverage ratio	1.85	1.80

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

Share repurchase program:

Under our share repurchase program, as approved by our Board of Directors, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  Our Board of Directors approved resolutions to increase the authorization under the share repurchase program by an additional $500 million on June 1, 2012, and an additional $500 million on August 10, 2012, raising the cumulative authorization under the share repurchase program to $2.5 billion.  The additional $500 million authorizations are effective for a three-year period, beginning on June 1, 2012 and August  10, 2012 respectively.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced repurchase program (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Shares repurchased	6,359	8,162	12,647	14,074
Average price per share	$84.76	$61.51	$89.62	$59.69
Total investment	$538,972	$502,067	$1,133,328	$839,979

As of September 30, 2012, we had $390 million remaining under our share repurchase program.  Subsequent to the end of the third quarter and through the date of this filing, we have repurchased an additional 1.6 million shares of our common stock under our share repurchase program at an average price of $83.68 for a total investment of $136.6 million.  We have repurchased a total of 30.2 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 through November 8, 2012, at an average price of $74.49, for a total aggregate investment of $2.2 billion.

CONTRACTUAL OBLIGATIONS

On May 30, 2012, our Rights Agreement, dated May 7, 2002, expired in accordance with its terms and, accordingly, there are no longer preferred share rights associated with our common shares.

The 3.800% Senior Notes due 2022 issued on August 21, 2012, in the aggregate principal amount of $300 million, were issued at a price to the public of 99.627% of their face value and mature on September 1, 2022.  Interest on the 3.800% Senior Notes due 2022 accrues at a rate of 3.800% per annum and is payable on March 1 and September 1 of each year, commencing on March 1, 2013.

Other than the changes discussed above, there have been no material changes to the contractual obligations to which we are committed since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

INFLATION AND SEASONALITY

We have been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying.  To the extent our acquisition cost increased due to base commodity price increases industry wide, we have typically been able to pass along these increased costs through higher retail prices for the affected products.  As a result, we do not believe our operations have been materially, adversely affected by inflation.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of September 30, 2012, we had no outstanding borrowings under our Revolving Credit Facility.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of September 30, 2012, our cash and cash equivalents totaled $423 million.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the fiscal quarter ending September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK may have certain indemnification obligations.  As a result of the CSK acquisition, O’Reilly has incurred legal fees and costs related to these potential indemnity obligations arising from the litigation commenced by the Department of Justice and SEC against CSK’s former employees.  Whether those legal fees and costs are covered by CSK’s insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time.  O’Reilly has a remaining reserve, with respect to the indemnification obligations of  $13.9 million at September 30, 2012, which relates to the payment of those legal fees and costs already incurred.  It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period.  However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

As of September 30, 2012, there have been no material changes in our risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three or nine months ended September 30, 2012.  The following table identifies all repurchases during the third quarter ended September 30, 2012, of any of our securities registered under Section 12 of the Exchange Act, as amended, by or on behalf of us or any affiliated purchaser (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
July 1, 2012, to July 31, 2012	3,121	$85.48	3,121	$162,542
August 1, 2012, to August 31, 2012	1,114	85.85	1,114	566,882
September 1, 2012, to September 30, 2012	2,124	83.13	2,124	$390,351
Total as of September 30, 2012	6,359	$84.76	6,359

(1) Under our share repurchase program, as approved by our Board of Directors, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  Our Board of Directors approved resolutions to increase the authorization under the share repurchase program by an additional $500 million on June 1, 2012, and an additional $500 million on August 10, 2012, raising the cumulative authorization under the share repurchase program to $2.5 billion.  The additional $500 million authorizations are effective for a three-year period, beginning on  June 1, 2012, and August 10, 2012, respectively.  The current authorization under the share repurchase program is scheduled to expire on August 10, 2015.  No other share repurchase programs existed during the three months ended September 30, 2012.

Subsequent to September 30, 2012, and up to and including November 8, 2012, we repurchased an additional 1.6 million shares of our common stock at an average price per share of $83.68, for a total investment of $136.6 million.  We have repurchased a total of 30.2 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 through November 8, 2012, at an average price of $74.49, for a total aggregate investment of $2.2 billion.

Item 6.  Exhibits

Exhibits:

Number	Description
3.1	Articles of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated December 29, 2010, is incorporated herein by this reference.
3.2	Bylaws of the Registrant, as amended, filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated December 29, 2010, is incorporated herein by this reference.
4.1

Indenture, dated as of August 21, 2012, among O'Reilly Automotive, Inc., the Subsidiary Guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated August 21, 2012, is incorporated herein by this reference.

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

O’REILLY AUTOMOTIVE, INC.

November 8, 2012	/s/ Greg Henslee
Date	Greg Henslee Co-President and Chief Executive Officer (Principal Executive Officer)

November 8, 2012	/s/ Thomas McFall
Date	Thomas McFall Executive Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
3.1	Articles of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated December 29, 2010, is incorporated herein by this reference.
3.2	Bylaws of the Registrant, as amended, filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated December 29, 2010, is incorporated herein by this reference.
4.1

Indenture, dated as of August 21, 2012, among O'Reilly Automotive, Inc., the Subsidiary Guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated August 21, 2012, is incorporated herein by this reference.

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