Form 10-K
period 2012-12-31
O REILLY AUTOMOTIVE INC
filed 2013-02-28
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

O'REILLY AUTOMOTIVE, INC.
(Exact name of registrant as specified in its charter)
Missouri	000-21318	27-4358837
(State or other jurisdiction	Commission file	(I.R.S. Employer
of incorporation or organization)	number	Identification No.)

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 25, 2013, an aggregate of 111,304,878 shares of common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $11,280,749,385 based on the last sale price of the common stock reported by The NASDAQ Global Select Market.

At June 30, 2012, an aggregate of 122,014,308 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $10,221,138,581 based on the last price of the common stock reported by The NASDAQ Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE
As indicated below, portions of the registrant's documents specified below are incorporated here by reference:
Document	Form 10-K Part
Proxy Statement for 2013 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A within 120 days of the end of registrant's most recently completed fiscal year)	Part III

O'Reilly Automotive, Inc.
Form 10-K
For the Year Ended December 31, 2012

Table of Contents
		Page
Part I
Item 1.	Business	4
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Mine Safety Disclosures	20

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	22
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69
Item 9A.	Controls and Procedures	71
Item 9B.	Other Information	72

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	72
Item 11.	Executive Compensation	73
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	73
Item 13.	Certain Relationships and Related Transactions, and Director Independence	73
Item 14.	Principal Accounting Fees and Services	73

Part IV
Item 15.	Exhibits and Financial Statement Schedules	74

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words.  In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results.  Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental regulations,  our increased debt levels, credit ratings on public debt, our ability to hire and retain qualified employees, risks associated with the performance of acquired businesses, weather, terrorist activities, war and the threat of war.  Actual results may materially differ from anticipated results described or implied in these forward-looking statements.  Please refer to the “Risk Factors” section of this annual report on Form 10-K for the year ended December 31, 2012, for additional factors that could materially affect our financial performance.    Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I

Item 1.                        Business

GENERAL INFORMATION

O'Reilly Automotive, Inc. and its subsidiaries, collectively “we”, “O’Reilly” or the “Company”, is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (“DIY”) and professional service provider customers, our “dual market strategy”.  The business was founded in 1957 by Charles F. O'Reilly and his son, Charles H. ''Chub'' O'Reilly, Sr. and initially operated from a single store in Springfield, Missouri.  Our common stock has traded on The NASDAQ Global Select Market under the symbol “ORLY” since April 22, 1993.

At the close of business on December 31, 2012, we completed an asset purchase of the auto-parts related assets of VIP Parts, Tires & Service (“VIP”), which is a large privately held automotive parts, tires and service chain in New England, and operated 56 stores and one distribution center located throughout Maine, New Hampshire and Massachusetts.  The acquired assets of VIP are included in our consolidated financial statements as of the acquisition date.

On December 29, 2010, we completed a corporate reorganization creating a holding company structure and during which O’Reilly Automotive, Inc. was incorporated on December 27, 2010, which was implemented through an agreement and plan of merger under Section 351.448 of The General Corporation Law of the State of Missouri, which did not require a vote of the shareholders.  As a result of this reorganization, the previous parent company and registrant, O’Reilly Automotive, Inc., was renamed O’Reilly Automotive Stores, Inc. and is now a wholly-owned subsidiary of the new parent company and registrant, which was renamed O’Reilly Automotive, Inc.

On July 11, 2008, we acquired CSK Auto Corporation (“CSK”), which was one of the largest specialty retailers of auto parts and accessories in the western United States and one of the largest such retailers in the United States, based on store count at the date of acquisition.  At the date of the acquisition, CSK had 1,342 stores in 22 states, operating under four brand names:  Checker Auto Parts, Schuck’s Auto Supply, Kragen Auto Parts and Murray’s Discount Auto Parts.  The results of CSK’s operations have been included in our consolidated financial statements since the acquisition date.

At December 31, 2012, we operated 3,976 stores in 42 states.  Our stores carry an extensive product line, including the products identified below:

•

new and remanufactured automotive hard parts, such as alternators, starters, fuel pumps, water pumps, brake system components, batteries, belts, hoses, temperature control, chassis parts and engine parts;

•	maintenance items, such as oil, antifreeze, fluids, filters, wiper blades, lighting, engine additives and appearance products; and
•	accessories, such as floor mats, seat covers and truck accessories.

Our stores offer many enhanced services and programs to our customers, such as those identified below:

·	used oil, oil filter and battery recycling
·	battery, wiper and bulb replacement
·	battery diagnostic testing
·	electrical and module testing
·	check engine light code extraction

·	loaner tool program
·	drum and rotor resurfacing
·	custom hydraulic hoses
·	professional paint shop mixing and related materials
·	machine shops

See "Risk Factors" beginning on page 14 for a description of certain risks relevant to our business.  These risk factors include, among others, deteriorating economic conditions, the performance of acquired stores, increased debt levels, our acquisition strategies, competition in the automotive aftermarket business, our dependence upon key and other personnel, future growth assurance, our sensitivity to regional economic and weather conditions, the effect of sales of shares of our common stock eligible for future sale, unanticipated fluctuations in our quarterly results, the volatility of the market price of our common stock, our relationships with key vendors and availability of key products, a downgrade in our credit ratings, complications in our distribution centers (“DC”s), and environmental legislation and other regulations.

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

Proven Ability to Execute a Dual Market Strategy:

Over the past 30 years, we have established a track record of effectively serving, at a high level, both DIY and professional service provider customers.  We believe our proven ability to effectively execute a dual market strategy is a unique competitive advantage.  The execution of this strategy enables us to better compete by targeting a larger base of consumers of automotive aftermarket parts, capitalizing on our existing retail and distribution infrastructure, operating profitably in both large markets and less densely populated geographic areas that typically attract fewer competitors, and enhancing service levels offered to DIY customers through the offering of a broad inventory and the extensive product knowledge required by professional service providers.

In 2012, we derived approximately 59% of our sales from our DIY customers and approximately 41% of our sales from our professional service provider customers.  Prior to the acquisition of CSK, we derived approximately 50% of our sales from both our DIY and professional service provider customers.  As we continue to grow our commercial business in the acquired CSK markets, we expect that over time our DIY and professional service provider sales mix to approximate historical averages.  As a result of our historical success of executing our dual market strategy and our over 470 full-time sales staff dedicated solely to calling upon and servicing the professional service provider customer, we believe we will continue to increase our sales to professional service provider customers and will continue to have a competitive advantage over our retail competitors who continue to derive a higher concentration of their sales from the DIY market.

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

Technically Proficient Professional Parts People:

Our highly-motivated, technically-proficient Professional Parts People provide us with a significant competitive advantage, particularly over less specialized retail operators.  We require our Professional Parts People to undergo extensive and ongoing training and to be technically knowledgeable, particularly with respect to hard parts, in order to better serve the technically-oriented professional service provider customers with whom they interact on a daily basis.  Such technical proficiency also enhances the customer service we provide to our DIY customers who value the expert assistance provided by our Professional Parts People.

Strategic Regional Tiered Distribution Network:

We believe our commitment to a robust, regional, tiered distribution network provides for superior replenishment and access to hard-to-find parts and enables us to optimize product availability and inventory levels throughout our store network.  Our strategic regional tiered distribution network includes DCs and Hub stores.  Our inventory management and distribution systems electronically link each of our stores to one or more DCs, which provides for efficient inventory control and management.  We currently operate 24 regional DCs, which provide our stores with same-day or overnight access to an average of 142,000 stock keeping units (“SKU”s), many of which are hard-to-find items not typically stocked by other auto parts retailers.  To augment our robust DC network, we operate 240 Hub stores that also provide delivery service and same-day access to an average of 42,000 SKUs to other stores within the surrounding area.  We believe this timely access to a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

Experienced Management Team:

Our Company philosophy is to “promote from within” and the vast majority of our senior management, district managers and store managers have been promoted from within the Company.  We augment this promote from within philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience.  We have a strong management team comprised of senior management with 146 professionals who average 18 years of service; 273 corporate managers who average 15 years of service; and 386 district managers who average 13 years of service.  Our management team has demonstrated the consistent ability to successfully execute our business plan and growth strategy by generating 20 consecutive years of record revenues and earnings and positive comparable store sales results since becoming a public company in April of 1993.

Growth Strategy

Aggressively Open New Stores:

We intend to continue to consolidate the fragmented automotive aftermarket.  During 2012, we opened 180 net, new stores, acquired 56 stores and we plan to open approximately 190 net, new stores in 2013, which will increase our penetration in existing markets and allow for expansion into new, contiguous markets.  The sites for these new stores have been identified, and to date, we have not experienced significant difficulties in locating suitable sites for construction of new stores or identifying suitable acquisition targets for conversion to O'Reilly stores.  We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory, (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store, or (iii) purchasing multi-store chains.  New store sites are strategically located in clusters within geographic areas that complement our distribution network in order to achieve economies of scale in management, advertising and distribution.  Other key factors we consider in the site selection process include population density and growth patterns, demographic lifestyle segmentation, age and per capita income, vehicle traffic counts, number and type of existing automotive repair facilities, competing auto parts stores within a pre-determined radius, and the operational strength of such competitors.

We target both small and large markets for expansion of our store network.  While we have faced, and expect to continue to face, aggressive competition in the more densely populated markets, we believe we have competed effectively, and are well positioned to continue to compete effectively, in such markets and to achieve our goal of continued profitable sales growth within these markets.  We also believe that with our dual market strategy, we are better able to operate stores in less densely populated areas, which would not otherwise support a national chain store selling primarily to the retail automotive aftermarket.  Consequently, we continue to pursue opening new stores in less densely populated market areas as part of our growth strategy.

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

Selectively Pursue Strategic Acquisitions:

Although the automotive aftermarket industry is still highly fragmented, we believe the ability of national auto parts chains, such as ourselves, to operate more efficiently and proficiently than smaller independent operators will result in continued industry consolidation.  Thus, our intention is to continue to selectively pursue acquisition targets that will strengthen our position as a leading automotive aftermarket parts supplier in existing markets and provide a springboard into new markets.

Continually Enhance Store Design and Location:

Our current prototype store design features enhancements such as optimized square footage, higher ceilings, more convenient interior store layouts, improved in-store signage, brighter lighting, increased parking availability and dedicated counters to serve professional service providers, each designed to increase sales and operating efficiencies and enhance customer service.  We continually update the location and condition of our store network through systematic renovation and relocation of our existing stores to enhance store performance.  During 2012, we relocated 32 stores and renovated 70 stores.  We believe that our ability to consistently achieve growth in same store sales is due in part to our commitment to maintaining an attractive store network, which is strategically located to best serve our customers.

Continually Enhance the Growth and Functionality of Our E-Commerce Website:

Our user-friendly website, www.oreillyauto.com, allows our customers to search product and repair content, check our in-store availability of products, and place orders for either home delivery or in-store pickup. We continue to enhance the functionality of our website to provide our customers with a friendly and convenient shopping experience, as well as a robust product and repair content information resource, that will continue to build the O’Reilly Brand.

Team Members

As of January 31, 2013, we employed 53,615 Team Members (33,931 full-time Team Members and 19,684 part-time Team Members), of whom 45,180 were employed at our stores, 5,937 were employed at our DCs and 2,498 were employed at our corporate and regional offices.  A union represents 49 stores (527 Team Members) in the Greater Bay Area in California, and has for many years.  In addition, approximately 71 Team Members who drive over-the-road trucks in two of our DCs are represented by a labor union.  Except for these Team Members, our Team Members are not represented by labor unions.  Our tradition for 56 years has been to treat all of our Team Members with honesty and respect and to commit significant resources to instill in them our “Live Green” Culture, which emphasizes the importance of each Team Member’s contribution to the success of O’Reilly.  This focus on professionalism and fairness has created an industry-leading team and we consider our relations with our Team Members to be excellent.

Store Network

Store Locations and Size:

As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national chain selling primarily to the retail automotive aftermarket.  Our stores, on average, carry approximately 23,500 SKUs and average approximately 7,200 total square feet in size.  At December 31, 2012, we had a total of approximately 29 million square feet in our 3,976 stores.  Our stores are served primarily by the nearest DC, which averages 142,000 SKUs, but also have same-day access to the broad selection of inventory available at one of our 240 Hub stores, which, on average, carry approximately 42,000 SKUs and average approximately 10,000 square feet in size.

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

The following table sets forth the geographic distribution and activity of our stores as of December 31, 2012 and 2011:

	December 31, 2011		2012 Net, New and Acquired Stores		December 31, 2012
State	Store Count	% of Total Store Count	Store Change	% of Total Store Change	Store Count	% of Total Store Count	Cumulative % of Total Store Count
Texas	563	15.1%	21	8.9%	584	14.7%	14.7%
California	474	12.7%	9	3.8%	483	12.1%	26.8%
Missouri	181	4.8%	2	0.8%	183	4.6%	31.4%
Georgia	161	4.3%	6	2.5%	167	4.2%	35.6%
Illinois	141	3.8%	6	2.5%	147	3.7%	39.3%
Washington	141	3.8%	4	1.7%	145	3.6%	42.9%
Tennessee	138	3.7%	4	1.7%	142	3.6%	46.5%
Arizona	128	3.4%	2	0.8%	130	3.3%	49.8%
North Carolina	120	3.2%	10	4.2%	130	3.3%	53.1%
Ohio	101	2.7%	14	5.9%	115	2.9%	56.0%
Oklahoma	112	3.0%	-	0.0%	112	2.8%	58.8%
Alabama	112	3.0%	-	0.0%	112	2.8%	61.6%
Michigan	94	2.5%	16	6.8%	110	2.8%	64.4%
Minnesota	106	2.8%	3	1.3%	109	2.7%	67.1%
Arkansas	99	2.6%	2	0.8%	101	2.5%	69.6%
Indiana	89	2.4%	6	2.5%	95	2.4%	72.0%
Louisiana	87	2.3%	3	1.3%	90	2.3%	74.3%
Wisconsin	78	2.1%	9	3.8%	87	2.2%	76.5%
Colorado	84	2.2%	-	0.0%	84	2.1%	78.6%
Mississippi	71	1.9%	1	0.4%	72	1.8%	80.4%
Kansas	71	1.9%	1	0.4%	72	1.8%	82.2%
South Carolina	61	1.6%	11	4.7%	72	1.8%	84.0%
Iowa	66	1.8%	1	0.4%	67	1.7%	85.7%
Kentucky	62	1.7%	3	1.3%	65	1.6%	87.3%
Florida	46	1.2%	12	5.2%	58	1.5%	88.8%
Utah	55	1.5%	1	0.4%	56	1.4%	90.2%
Nevada	44	1.2%	4	1.7%	48	1.2%	91.4%
Oregon	44	1.2%	4	1.7%	48	1.2%	92.6%
New Mexico	39	1.0%	2	0.8%	41	1.0%	93.6%
Virginia	25	0.7%	15	6.5%	40	1.0%	94.6%
Maine	-	0.0%	35	14.9%	35	0.9%	95.5%
Idaho	30	0.8%	3	1.3%	33	0.8%	96.3%
Nebraska	30	0.8%	-	0.0%	30	0.8%	97.1%
Montana	23	0.6%	1	0.4%	24	0.6%	97.7%
New Hampshire	-	0.0%	18	7.6%	18	0.5%	98.2%
Wyoming	16	0.4%	-	0.0%	16	0.4%	98.6%
North Dakota	13	0.3%	-	0.0%	13	0.3%	98.9%
Alaska	12	0.3%	1	0.4%	13	0.3%	99.2%
Hawaii	11	0.3%	-	0.0%	11	0.3%	99.5%
South Dakota	11	0.3%	-	0.0%	11	0.3%	99.8%
West Virginia	1	0.0%	3	1.3%	4	0.1%	99.9%
Massachusetts	-	0.0%	3	1.3%	3	0.1%	100.0%
Total	3,740	100.0%	236	100.0%	3,976	100.0%

Store Layout:

We utilize a computer-assisted store layout system to provide a uniform and consistent retail merchandise presentation and customize our hard-parts inventory assortment to meet the specific needs of a particular market area.  Front room merchandise is arranged to provide easy customer access, maximum selling space and to prominently display high-turnover products and accessories to customers.  To ensure the best customer experience possible, we have selectively implemented bilingual in-store signage based on the demographics in each store’s geographic area.  Aisle displays and end caps are used to feature high-demand, seasonal merchandise, new items and advertised specials.

Store Automation:

To enhance store-level operations, customer service and reliability, we use Linux servers and IBM I-Series computer systems in our stores.  These systems are linked with the I-Series computers located in each of our DCs.  Our point-of-sale system provides immediate access to our electronic catalog, part images, schematics and pricing information by make, model and year of vehicle and use barcode scanning technology to price our merchandise.  This system speeds transaction times, reduces the customer’s checkout time, ensures accuracy and provides enhanced customer service.  Moreover, our store automation systems capture detailed sales information which assists in store management, strategic planning, inventory control and distribution efficiency.

New Store Site Selection:

In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in management, advertising and distribution.  Other key factors we consider in the site selection process are identified below:

•	population density;
•	demographics including age, ethnicity, life style and per capita income;
•	market economic strength, retail draw and growth patterns;
•	number, age and percent of makes and models of registered vehicles;
•	the number, type and sales potential of existing automotive repair facilities;
•	the number of auto parts stores and other competitors within a predetermined radius and the operational strength of such competitors;
•	physical location, traffic count, size, economics and presentation of the site;
•	financial review of adjacent existing locations; and

•	the type and size of store that should be developed.

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

Management Structure

Each of our stores is staffed with a store manager and one or more assistant managers, in addition to parts specialists, retail and/or installer service specialists and other positions required to meet the specific needs of each store.  Each of our 386 district managers has general supervisory responsibility for an average of 10 stores, which provides our stores with a strong amount of operational support.

Store and district managers complete a comprehensive training program to ensure each has a thorough understanding of customer service, leadership, inventory management and store profitability, as well as all other sales and operational aspects of our business model.  Store and district managers are also required to complete a structured training program that is specific to their position, including attending a week-long manager development program at the corporate headquarters in Springfield, Missouri.  Store and district managers also receive continuous training through on-line assignments, field workshops and regional meetings.

We provide financial incentives to all store Team Members through incentive compensation programs.  Under our incentive compensation programs, base salary is augmented by incentive compensation based upon their individual and/or store’s sales and profitability.  In addition, each of our district managers participate in our stock option program and store managers may be eligible for a quarterly bonus program based on their store’s performance.   We believe that our incentive compensation programs significantly increase the motivation and overall performance of our store Team Members and enhance our ability to attract and retain qualified management and other personnel.

Professional Parts People

We believe our highly trained team of Professional Parts People is essential in providing superior customer service to both DIY and professional service provider customers.  Because a significant portion of our business is from professional service provider customers, our Professional Parts People are required to be highly, technically proficient in automotive products.  In addition, we have found that the typical DIY customer often seeks assistance from a Professional Parts Person, particularly when purchasing hard parts.  The ability of our Professional Parts People to provide such assistance to the DIY customer creates a favorable impression and is a significant factor in generating repeat DIY business.

We screen prospective Team Members to identify highly motivated individuals who either have experience with automotive parts or repairs, or automotive aptitude.  New store Team Members go through a comprehensive orientation focused on the culture of our Company as well as the requirements for their specific job position.  Additionally, during their first year of employment, our parts specialists go through extensive automotive systems and product knowledge training to ensure they are able to provide the highest level of service to our customers.  Once all of the required training has been satisfied, our parts specialists become eligible to take the O’Reilly Certified Parts Professional test.  Passing the O’Reilly test helps prepare them to become certified by the National Institute for Automotive Service Excellence (ASE).

All of our stores have the ability to service professional service provider customers.  For this reason, select Team Members in each store complete extensive sales call training with their regional field sales manager.  Afterward, these Team Members spend at least one day per week calling on existing and potential professional service provider customers.  Additionally, each Team Member engaged in such sales activities participates in quarterly advanced training programs for sales and business development.

Customer Service

We seek to provide our customers with an efficient and pleasant in-store experience by maintaining attractive stores in convenient locations with a wide selection of automotive products.  We believe that the satisfaction of DIY and professional service provider customers is substantially dependent upon our ability to provide, in a timely fashion, the specific automotive products requested.  Accordingly, each O'Reilly store carries a broad selection of automotive products designed to cover a wide range of vehicle applications.  We continuously refine the inventory levels and assortments carried in each of our stores, based in large part on the sales movement tracked by our inventory control system, market vehicle registration data, failure rates and management's assessment of the changes and trends in the marketplace.  We have no material backorders for the products we sell.

Our online ordering service provides enhanced customer service capabilities to our DIY and professional service provider customers.  Our program allows customers to view available parts and prices online, purchase parts online and/or either ship these purchases to their location or have these parts available for pick up in our local store.

Distribution Systems

We believe that our tiered distribution model provides industry-leading parts availability and store in-stock positions, while lowering our inventory carrying costs and controlling inventory.  Moreover, we believe that our ongoing, significant capital investments made in our DC network allows us to efficiently service new stores that are planned to open in contiguous market areas as well as servicing our existing store network.  Our distribution expansion strategy complements our new store opening strategy by supporting newly established clusters of stores located in the regions surrounding each DC.  We currently have a total growth capacity of over 400 stores in our distribution center network,  which will increase by 300 stores with the completion of our Lakeland, Florida DC in the first quarter of 2014.

Distribution Centers:

We currently operate 24 DCs comprised of approximately 8.6 million operating square feet (see the “Properties” table in Item 2 of this Form 10-K for a detailed listing of DC operating square footages).  Our DCs electronically receive orders from computers located in each of our stores.  Our DCs stock an average of 142,000 SKUs and most DCs are linked to multiple other regional DCs’ inventory.  Our DCs provide five-night-a-week delivery, primarily via a Company-owned fleet, to all of our stores in the continental United States.  In addition, stores within a DC metropolitan area receive multiple daily deliveries from our DC “city counters”, most of which receive this service seven days per week.  In addition, our Hub store network provides additional service throughout the week, and on weekends, to surrounding stores.

As part of our continuing efforts to enhance our distribution network in 2013 we plan to:

•	continue to implement a voice picking technology in additional DCs;
•	implement enhanced routing software to further enhance logistics efficiencies;
•	continue to implement labor management software to improve DC productivity and overall operating efficiency;
•	develop further automated paperless picking processes;
•	improve proof of delivery systems to further increase the accuracy of product movement to our stores;
•	continue to define and implement best practices in all DCs; and
•	make proven, return-on-investment based capital enhancements to material handling equipment in DCs including conveyor systems, picking modules and lift equipment.

Hub stores:

We currently operate 240 strategically placed Hub stores.  In addition to serving DIY and professional service provider customers in their markets, Hub stores also provide delivery service to our other stores within the surrounding area access to an expanded selection of SKUs on a same-day basis.  Our Hub stores average approximately 10,000 square feet and carry an average of 42,000 SKUs.

Products and Purchasing

Our stores offer DIY and professional service provider customers a wide selection of brand name, house brands and private label products for domestic and imported automobiles, vans and trucks.  Our merchandise generally consists of nationally recognized, well-advertised, premium name brand products such as AC Delco, Armor All, Bosch, BWD, Cardone, Castrol, Gates Rubber, Monroe, Moog, Pennzoil, Prestone, Quaker State, STP, Turtle Wax, Valvoline, Wagner, and Wix.  In addition to name brand products, our stores carry a wide variety of high-quality house brands and private label products under our BestTest®, BrakeBest®, Import Direct®, Master Pro®, Micro-Gard®, Murray®,  Omnispark®, O’Reilly Auto Parts®, Precision®, Power Torque®, Super Start®, and Ultima® brands.  Our house brand and private label products are produced by nationally recognized manufacturers and meet or exceed original equipment manufacturer specifications and provide a great combination of quality and value – a characteristic important to our DIY customers.

We have no long-term contractual purchase commitments with any of our vendors, nor have we experienced difficulty in obtaining satisfactory alternative supply sources for automotive parts.  We believe that alternative supply sources exist at substantially similar costs, for substantially all of the automotive products that we sell.  It is our policy to take advantage of payment and seasonal purchasing discounts offered by our vendors and to utilize extended dating terms available from vendors.  Again in 2012, we entered into various programs and arrangements with certain vendors that provided for extended dating and payment terms for inventory purchases.  As a whole, we consider our relationships with our vendors to be very good.

We purchase automotive products in substantial quantities from over 500 vendors, the five largest of which accounted for approximately 25% of our total purchases in 2012.  Our largest vendor in 2012 accounted for approximately 8% of our total purchases and the next four largest vendors each accounted for approximately 3% to 5% of such purchases.

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

To stimulate sales among racing enthusiasts, who we believe individually spend more on automotive products than the general public, we sponsored multiple nationally-televised races and over 1,500 grassroots, local, and regional motorsports events throughout 38 states during 2012.  We were the title sponsor of two National Association for Stock Car Racing (“NASCAR”) National series events in Texas and five National Hot Rod Association (“NHRA”) races from California to North Carolina.

During the fall and winter months, we strategically sponsor National Collegiate Athletic Association (“NCAA”) basketball and the National Football League (“NFL”).  Our relationships with over 50 NCAA teams and tournaments have resulted in prominently-displayed O’Reilly logos on TV-visible signs throughout the season.

Through an expanded use of Spanish language radio, print, and outdoor advertising, as well as sponsorships of over 45 local and regional festivals and events, we demonstrated our commitment to increasing marketing efforts that are targeted toward the Hispanic auto parts consumer.

In 2012, we continued our dedicated problem/solution communication strategy, which encourages vehicle owners to perform regular maintenance as a way to save money and protect their automotive investment over the long-term.  This highly relevant message resonates with consumers and establishes O’Reilly as their source for the parts they need and excellent customer service.

Marketing to the Professional Service Provider Customer:

We have over 470 full-time O’Reilly sales representatives strategically located across our market areas as part of our First Call® program.  Each sales representative is dedicated solely to calling upon, selling to and servicing our professional service provider customers.  Targeted marketing materials such as flyers, quick reference guides and catalogs are produced and distributed on a regular basis to professional service providers, paint and body shops and fleet customers.  Our industry-leading First Call program enables our sales representatives, district managers, and store managers to provide excellent customer service to each of our professional service provider accounts by providing the products and services identified below:

•	broad selection of merchandise at competitive prices
•	dedicated Professional Service Specialists in our stores
•	multiple, daily deliveries from our stores
•	same-day or overnight access to an average of 142,000 SKUs through seven day store inventory replenishments
•	separate service counter and phone line in our stores dedicated exclusively to service professional service providers
•	trade credit for qualified accounts
•	Mitchell shop management systems
•	First Call Online, a dedicated Internet based catalog and ordering system designed to connect professional service providers directly to our inventory system
•	training and seminars covering topics of interest, such as technical updates, safety and general business management
•	access to a comprehensive inventory of products and equipment needed to operate and maintain their shop
•	Certified Auto Repair Center Program, a program that provides professional service providers with business tools they can utilize to profitably grow and market their shops

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

INDUSTRY ENVIRONMENT

The automotive aftermarket industry includes all products and services purchased for light- and heavy-duty vehicles after the original sale.  The total size of the automotive aftermarket is estimated to be approximately  $231 billion, according to the Automotive Aftermarket Industry Association (“AAIA”).  This market is made up of four segments – labor share of professional service provider sales, auto parts share of professional service provider sales, DIY sales and tire sales.  O’Reilly’s addressable market within this industry is approximately $131 billion, which includes the auto parts share of professional service provider sales and DIY sales.  We do not sell tires or perform for-fee automotive repairs or installations.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following paragraphs discuss information about our executive officers who are not also directors:

Greg Henslee, age 52, President and Chief Executive Officer, has been an O’Reilly Team Member for 28 years.  Mr. Henslee’s O’Reilly career started as a parts specialist, and during his first five years he served in several positions in retail store operations, including district manager.  From there he advanced to Computer Operations Manager, and over the next 15 years, he served as Director of Computer Operations/Loss Prevention, Vice President of Store Operations and as Senior Vice President.  In 1999, he became President of Merchandise, Distribution, Information Systems and Loss Prevention, and in 2005, he became Chief Executive Officer and Co-President.  Mr. Henslee continues to hold the position of Chief Executive Officer and as of January 1, 2013, he became President.

Thomas McFall,  age 42, Executive Vice President of Finance and Chief Financial Officer, has been an O’Reilly Team Member since 2006 and has held his position as Chief Financial Officer during this time.  Mr. McFall’s primary areas of responsibility are Finance, Accounting, Information Systems, Risk Management and Human Resources.  Prior to joining O’Reilly, Mr. McFall held the position of Chief Financial Officer – Midwest Operation for CSK, following CSK’s acquisition of Murray’s Discount Auto Stores (“Murray’s”).  Mr. McFall served Murray’s for eight years as Controller, Vice President of Finance, and Chief Financial Officer, with direct responsibility for finance and accounting, distribution and logistics operations.  Prior to joining Murray’s, Mr. McFall was an Audit Manager with Ernst & Young, LLP in Detroit, Michigan.

Jeff Shaw, age 50, Executive Vice President of Store Operations and Sales, has been an O'Reilly Team Member for 24 years.  Mr. Shaw's primary areas of responsibility are Store Operations and Sales.  His O'Reilly career started as a Parts Specialist, and has progressed through the roles of Store Manager, District Manager, Regional Manager and Vice President of the Southern division.  He advanced to Vice President of Sales and Operations in 2003 and Senior Vice President of Sales and Operations in 2004.  Mr. Shaw has held the position of Executive Vice President of Store Operations and Sales since January 1, 2013.

Ted F. Wise, age 62, Executive Vice President of Expansion, has been an O’Reilly Team Member for 42 years.  Mr. Wise’s primary area of responsibility is Real Estate.  He began his O’Reilly career in sales in 1970, was promoted to Store Manager in 1973 and became our first District Manager in 1977.  He continued his progression with O’Reilly as Operations Manager, Vice President, Senior Vice President of Operations and Sales, and Executive Vice President.  He has been President of Sales, Operations and Real Estate since 1999, and in 2005 became Chief Operating Officer and Co-President.  Mr. Wise has held the position of Executive Vice President of Expansion since January 1, 2013.

Tony Bartholomew, age 51, Senior Vice President of Professional Sales, has been an O’Reilly Team Member for 30 years.  Mr. Bartholomew’s primary area of responsibility is Professional Sales.  His O’Reilly career started as a Delivery Specialist and has progressed through Parts Specialist, Assistant Manager, Night Manager, Merchandising set up crew Supervisor, Equipment Sales Manager and Regional Field Sales Manager.  In 1998 Mr. Bartholomew became the Director of Southern Division Sales and then in 2003 assumed the role of Vice President of Professional Sales.  Mr. Bartholomew has held the position of Senior Vice President of Professional Sales since January 1, 2013.

Stephen L. Jasinski, age 47, Senior Vice President of Information Systems, has been an O’Reilly Team Member for 20 years.  Mr. Jasinksi’s primary area of responsibility is Information Systems.  His O’Reilly career started as a Programmer.  Mr. Jasinski advanced to Manager, responsible for retail, pricing and warehouse management programming development.  From there, he was promoted to Director of Systems Development and in early 2004, promoted to Vice President of Information Systems responsible for information systems, PC support, store support services and telecommunications.  Mr. Jasinski has held the position of Senior Vice President of Information Systems since January 1, 2013.

Gregory D. Johnson, age 47, Senior Vice President of Distribution Operations, has been an O’Reilly Team Member for 30 years.  Mr. Johnson’s primary area of responsibility is Distribution and Logistics.  He began his O’Reilly career as a part-time stocker in the Nashville DC in 1982 and advanced with O’Reilly as Retail Systems Manager, WMS Systems Development Manager, Director of Distribution and Vice President of Distribution.  He has been in his current position as Senior Vice President since September 2007.

Randy Johnson, age 57, Senior Vice President of Inventory Management, has been an O’Reilly Team Member for 39 years.  Mr. Johnson’s primary area of responsibility is Inventory Management, Purchasing, Logistics, and Store Design.  He began his career in a DC in 1973, working in the stocking, shipping and will call counter departments, and was promoted to Customer Service Manager in 1976.  He continued to progress with the development of the inventory control department as Inventory Control Manager and Vice President of Store Inventory Management. He has been in his current position as Senior Vice President of Inventory Management since October 2010.

Michael Swearengin,  age 52, Senior Vice President of Merchandise, has been an O'Reilly Team Member for 19 years.  Mr. Swearengin's primary areas of responsibility are Merchandise, Pricing and Advertising.  His O'Reilly career started as an employee in a store later acquired by O’Reilly, he then became Product Manager, a position he held for four years.  From there he advanced to Senior Product Manager, Director of Merchandise and Vice President of Merchandise with responsibility for product mix and replenishment.  He has been in his current position as Senior Vice President since 2004.

SERVICE MARKS AND TRADEMARKS

We have registered, acquired and/or been assigned the following service marks and trademarks:  BESTEST®, BETTER PARTS. BETTER PRICES.®, BRAKEBEST®, CERTIFIED AUTO REPAIR®, CUSTOMIZE YOUR RIDE®, FIRST CALL®, FROM OUR STORE TO YOUR DOOR®, HI-LO®, IMPORT DIRECT®, IPOLITE®, MASTER PRO®, MASTER PRO REFINISHING®, MICRO-GARD®, MILES AHEAD®, MURRAY®, O®, OMNISPARK®, O’REILLY®, O’REILLY AUTO COLOR PROFESSIONAL PAINT PEOPLE®, O’REILLY AUTO PARTS®, O’REILLY AUTO PARTS PROFESSIONAL PARTS PEOPLE®, O’REILLY AUTOMOTIVE®, O’REILLY RACING®, PARTNERSHIP NETWORK®, PARTS CITY®, PARTS CITY AUTO COLOR PROFESSIONAL PAINT PEOPLE®, PARTS CITY AUTO PARTS®, PARTS CITY TOOL BOX®, PARTS PAYOFF®, POWER TORQUE®, PRECISION®, REAL WORLD TRAINING®, SERIOUS ABOUT YOUR CAR…SO ARE WE!®, SUPER START®, TOOLBOX®, ULTIMA®, CSK PROSHOP®, FLAG®, KRAGEN AUTO PARTS®, MURRAY’S AUTO PARTS®, PRIORITY PARTS®, PROXONE®, SCHUCK’S®, WE’RE THE PLACE WITH ALL THE PARTS®, MURRAY’S VIP PROGRAM®, PAY N $AVE®.  Some of the service marks and trademarks listed above may also have a design associated therewith.  Each of the service marks and trademarks are in duration for as long as we continue to use and seek renewal of such marks – the duration of each of these service marks and trademarks is typically between five and ten years per renewal.  We believe that our business is not otherwise dependent upon any patent, trademark, service mark or copyright.

Solely for convenience, our service marks and trademarks may appear in this report without the ® or ™ symbol, which is not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or the right to these service marks and trademarks.

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

Item 1A.            Risk Factors

Our future performance is subject to a variety of risks and uncertainties.  Although the risks described below are the risks that we believe are material, there may also be risks of which we are currently unaware, or that we currently regard as immaterial based upon the information available to us that later may prove to be material.  Interested parties should be aware that the occurrence of the events described in these risk factors, elsewhere in this Form 10-K and in our other filings with the Securities and Exchange Commission could have a material adverse effect on our business, operating results and financial condition.  Actual results, therefore, may materially differ from anticipated results described in our forward-looking statements.

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

We are sensitive to regional economic and weather conditions that could impact our costs and sales.

Our business is sensitive to national and regional economic and weather conditions.  Unusually inclement weather, such as significant rain, snow, sleet, freezing rain, flooding, seismic activity and hurricanes, has historically discouraged our customers from visiting our stores during the affected period and reduced our sales, particularly to DIY customers.  Extreme weather conditions, such as extreme heat and extreme cold temperatures, may enhance demand for our products due to increased failure rates of our customers’ automotive parts, while temperate weather conditions may have a lesser impact on failure rates of automotive parts.  In addition, our stores and DCs located in coastal regions may be subject to increased insurance claims resulting from regional weather conditions and our results of operations and financial condition could be adversely affected.

We cannot assure future growth will be achieved.

We believe that our ability to open additional, profitable stores at a high growth rate will be a significant factor in achieving our growth objectives for the future.  Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions.  We cannot be sure that our growth plans for 2013 and beyond will be achieved.  Failure to achieve our growth objectives may negatively impact the trading price of our common stock.  For a discussion of our growth strategies, see the “Growth Strategy” section of Item 1 of this annual report on Form 10-K.

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

Our business depends on developing and maintaining close relationships with our vendors and on our vendors' ability or willingness to sell quality products to us at favorable prices and terms.  Many factors outside of our control may harm these relationships and the ability or willingness of these vendors to sell us products on favorable terms.  For example, financial or operational difficulties that our vendors may face could increase the cost of the products we purchase from them or our ability to source product from them.  In addition, the trend towards consolidation among automotive parts suppliers as well as the off-shoring of manufacturing capacity to foreign countries may disrupt or end our relationship with some vendors, and could lead to less competition and result in higher prices.  We could also be negatively impacted by suppliers who might experience work stoppages, labor strikes or other interruptions to or difficulties in the manufacture or supply of the products we purchase from them.

Risks associated with future acquisitions may not lead to expected growth and could result in increased costs and inefficiencies.

We expect to continue to make acquisitions as an element of our growth strategy.  Acquisitions involve certain risks that could cause our actual growth and profitability to differ from our expectations, examples of such risks include the following:

•	we may not be able to continue to identify suitable acquisition targets or to acquire additional companies at favorable prices or on other favorable terms;
•	our management’s attention may be distracted;
•	we may fail to retain key personnel from acquired businesses;
•	we may assume unanticipated legal liabilities and other problems;
•	we may not be able to successfully integrate the operations (accounting and billing functions, for example) of businesses we acquire to realize economic, operational and other benefits; and
•	we may fail or be unable to discover liabilities of businesses that we acquire for which we, the subsequent owner or operator, may be liable.

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

We rely extensively on our computer systems to manage inventory, process transactions and timely provide products to our customers. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, security breaches or other catastrophic events.  If our systems are damaged or fail to function properly, we may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions.  Such a disruption of our systems could negatively impact revenue and potentially have a negative impact on our results of operations and financial condition.

Failure to achieve and maintain a high level of product and service quality may reduce our brand value and negatively impact our business.

We believe our Company has built an excellent reputation as a leading retailer in the automotive aftermarket industry.  We believe our continued success depends, in part, on our ability to preserve, grow and leverage the value of our brand.  Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, which can negatively impact these perceptions and lead to adverse affects on our business or Team Members.

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

We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful indicators of our future operating results and should not be relied on as an indication of future performance.  If our quarterly operating results fail to meet the expectations of analysts, the trading price of our common stock could be negatively affected.  We cannot be certain that our business strategy and our plans to integrate the operations of acquired businesses will be successful or that they will successfully meet the expectations of these analysts.  If we fail to adequately address any of these risks or difficulties, our business would likely suffer.

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

Credit ratings are an important part of our cost of capital.  The evaluations are based upon, among other factors, our financial strength.  Our current credit ratings provide us with the ability to borrow funds at favorable rates.  A downgrade in our current credit rating from either rating agency could adversely affect our cost of capital by causing us to pay a higher interest rate on borrowed funds under our credit facility.  A downgrade could also adversely affect the market price and/or liquidity of our notes, preventing a holder from selling the notes at a favorable price, as well as adversely affect our ability to issue new notes in the future.  In addition, a downgrade could limit the financial institutions willing to commit funds to our vendor financing programs at attractive rates.  Decreased participation in our vendor financing programs would lead to an increase in working capital needed to operate the business adversely affecting our cash flow.

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

Litigation, governmental proceedings, environmental legislation and regulations and employment laws and regulations may affect our business, financial condition and results of operations.

We are, and in the future may become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings, arising out of the ordinary course of our business.  The damages sought against us in some of these litigation proceedings may be material and may adversely affect our business, results of operations and financial condition.

Environmental legislation and regulations, like the initiatives to limit greenhouse gas emissions and bills related to climate change, could adversely impact all industries.  While it is uncertain whether these initiatives will become law, additional climate change related mandates could potentially be forthcoming and these matters, if enacted, could adversely impact our costs, including, among other things, increasing fuel prices.

Our business is subject to employment laws and regulations, including requirements related to minimum wage.  Our success depends, in part, on our ability to manage operating costs and to look for opportunities to reduce costs.  Our ability to meet labor needs, while controlling costs is subject to external factors such as minimum wage legislation.  A violation of or change in such laws and/or regulations could have a material adverse effect on our business, results of operations and financial condition.

Healthcare reform legislation could have a negative impact on our business, financial condition and results of operations.

The enacted Patient Protection and Affordable Care Act, as well as other healthcare reform legislation considered by Congress and state legislators, could significantly impact our healthcare cost structure and increase our healthcare-related expenses.  We are currently evaluating the potential impact the healthcare reform legislation will have on our business and the steps necessary to mitigate the impacts, including potential modifications to our current benefit plans, operational changes to minimize the impact of the legislation to our cost structure and increases to selling prices to mitigate the expected increase in healthcare-related expenses.  If we cannot effectively modify our programs and operations in response to the new legislation, our results of operations, financial condition and cash flows may be adversely impacted.

Item 1B.            Unresolved Staff Comments

Not applicable.

Item 2.            Properties

Distribution centers, stores, and other properties

We currently operate 24 regional distribution centers (“DC”s).  As of December 31, 2012, we leased nine DCs (2.9 million operating square footage) and owned 15 DCs (5.7 million operating square footage) for total DC square footage of 8.6 million.  The following table provides information regarding our DCs, returns facilities and corporate offices as of December 31, 2012:

Location	Principal Use(s)	Operating Square Footage (1)	Nature of Occupancy	Lease Term Expiration
Atlanta, GA	Distribution Center	492,350	Leased	10/31/2024
Belleville, MI	Distribution Center	333,262	Leased	2/28/2015
Billings, MT	Distribution Center	108,300	Leased	1/31/2031
Dallas, TX	Distribution Center	442,000	Owned
Denver, CO	Distribution Center	321,242	Owned
Des Moines, IA	Distribution Center	253,886	Owned
Greensboro, NC	Distribution Center	441,600	Owned
Houston, TX	Distribution Center	532,615	Owned
Indianapolis, IN	Distribution Center	657,603	Owned
Kansas City, MO	Distribution Center	299,018	Owned
Knoxville, TN	Distribution Center	150,766	Owned
Lewiston, ME	Distribution Center	131,184	Leased	12/31/2014
Little Rock, AR	Distribution Center	122,969	Leased	3/31/2017
Lubbock, TX	Distribution Center	276,896	Owned
Mobile, AL	Distribution Center	301,068	Leased	12/31/2022
Moreno Valley, CA	Distribution Center	547,478	Owned
Nashville, TN	Distribution Center	315,977	Leased	12/31/2018
Oklahoma City, OK	Distribution Center	320,667	Owned
Phoenix, AZ	Distribution Center	383,570	Leased	6/22/2015
Salt Lake City, UT	Distribution Center	294,932	Owned
Seattle, WA	Distribution Center	533,790	Owned
Springfield, MO	Distribution Center	293,015	Owned
St. Paul, MN	Distribution Center	324,668	Owned
Stockton, CA	Distribution Center	720,836	Leased	6/30/2025
Auburn, WA	Bulk Facility	81,761	Leased	6/30/2018
Commerce, CA	Bulk Facility	75,000	Leased	8/31/2013
McAllen, TX	Bulk Facility	24,560	Leased (2)	4/30/2017
Springfield, MO	Bulk Facility	35,200	Owned
Springfield, MO	Return/Deconsolidation Facility	290,598	Owned
Phoenix, AZ	Corporate Offices	12,327	Leased	11/30/2022
Springfield, MO	Corporate Offices	435,600	Owned
Springfield, MO	Corporate Offices	46,970	Leased	8/31/2024
Springfield, MO	Corporate Offices, Training and Technical Center	22,000	Owned
	Total operating square footage	9,623,708

(1) Includes floor and mezzanine operating square footage, excludes subleased square footage.
(2) Occupied under the terms of a lease with an affiliated party.

Of the 24 DCs that we operated at December 31, 2012, 15 were owned and nine were leased.  The leased facilities typically require a fixed base rent, payment of certain tax, insurance and maintenance expense and have an original term of, at a minimum, 20 years, subject to one five-year renewal at our option.  One of our bulk facilities is leased from an entity owned by an affiliated director’s immediate family.  This lease requires payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses and an original term of 15 years, subject to three five-year renewals at our option.  We believe that this lease agreement with the affiliated entity is on terms comparable to those obtainable from third parties.

Of the 3,976 stores that we operated at December 31, 2012, 1,359 stores were owned, 2,540 stores were leased from unaffiliated parties and 77 stores were leased from entities in which certain of our affiliated directors, members of our affiliated director’s immediate family, or our executive officers, are affiliated.  Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses and an original term of, at a minimum, 10 years, subject to one or more renewals at our option.  We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby.  Such master lease agreements with two of the eight affiliated entities have been modified to extend the term of the lease agreement for specific stores.  The master lease agreements or modifications thereto expire on dates ranging from March 31, 2013, to September 30, 2031.  We believe that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.

We believe that our present facilities are in good condition, are adequately insured and are adequate for the conduct of our current operations.  The store servicing capability of our 24 existing DCs is approximately 4,425 stores, providing a growth capacity of more than 400 stores, which will increase by 300 stores with the completion of our Lakeland, Florida, DC, which is scheduled to open in the first quarter of 2014 and provide distribution system support for store growth into southern Florida.  We believe the growth capacity in our 24 existing DCs, along with the additional capacity of our new Lakeland, Florida, DC will provide us with the DC infrastructure needed for near-term expansion.  However, as we expand our geographic footprint, we will continue to evaluate our existing distribution system infrastructure and will adjust our distribution system capacity as needed to support our future growth.

Item 3.  Legal Proceedings

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

Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK may have certain indemnification obligations.  As a result of the CSK acquisition, O’Reilly has incurred legal fees and costs related to these potential indemnification obligations arising from the litigation commenced by the Department of Justice and SEC against CSK’s former employees.  Whether those legal fees and costs are covered by CSK’s insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time.  O’Reilly has a remaining reserve, with respect to the indemnification obligations of $13.7 million at December 31, 2012, which relates to the payment of those legal fees and costs already incurred.  It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period.  However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common stock:

Shares of O’Reilly Automotive, Inc. (the “Company”) common stock are traded on The NASDAQ Global Select Market (“Nasdaq”) under the symbol “ORLY”.  The Company’s common stock began trading on April 22, 1993; no cash dividends have been declared since that time, and we do not anticipate paying any cash dividends in the foreseeable future.

As of February 20, 2013, the Company had approximately 96,000 shareholders of common stock based on the number of holders of record and an estimate of individual participants represented by security position listings.

The prices in the following table represent the high and low sales price for the Company’s common stock as reported by Nasdaq.

	2012		2011
	High	Low	High	Low
First Quarter	$91.51	$78.15	$60.69	$54.42
Second Quarter	106.71	81.34	65.51	55.38
Third Quarter	94.56	80.37	71.72	56.91
Fourth Quarter	94.08	79.92	81.70	64.97
For the Year	106.71	78.15	81.70	54.42

Sales of unregistered securities:

There were no sales of unregistered securities during the year ended December 31, 2012.

Issuer purchases of equity securities:

The following table identifies all repurchases during the fourth quarter ended December 31, 2012, of any of the Company’s securities registered under Section 12 of the Exchange Act, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
October 1, 2012, to October 31, 2012	1,531	$83.49	1,531	$262,544
November 1, 2012, to November 30, 2012	631	89.82	631	705,834
December 1, 2012, to December 31, 2012	1,392	91.39	1,392	578,635
Total as of December 31, 2012	3,554	$87.71	3,554

(1) Under our share repurchase program, as approved by our Board of Directors in January of 2011, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions not to exceed a dollar limit authorized by the Board of Directors.  Our Board of Directors approved resolutions to increase the authorization under the share repurchase program by additional $500 million increments on August 10, 2012, and November 12, 2012, raising the cumulative authorization under the share repurchase program to $3.0 billion.  The current authorization under the share repurchase program is scheduled to expire on November 12, 2015.  No other share repurchase programs existed during the three months ended December 31, 2012.

The Company repurchased a total of 16.2 million shares of its common stock under its publicly announced share repurchase program during the year ended December 31, 2012, at an average price per share of $89.20.  Subsequent to December 31, 2012, and up to and including February 28, 2013, the Company repurchased an additional 2.1 million shares of its common stock at an average price per share of $90.09, for a total investment of $185.6 million, excluding fees and commissions.  The Company repurchased a total of 34.1 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 through February 28, 2013, at an average price of $76.37, for a total aggregate investment of $2.6 billion.

Stock performance graph:

The graph below shows the cumulative total shareholder return assuming the investment of $100, on December 29, 2007, and the reinvestment of dividends thereafter, in the Company’s common stock versus the Nasdaq Retail Trade Stocks Total Return Index, Nasdaq United States Stock Market Total Returns Index (“Nasdaq US”) and the Standard and Poor’s S&P 500 Index (“S&P 500”).

Company/Index	Dec. 29, 2007	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2011	Dec. 30, 2012
O'Reilly Automotive, Inc.	$100	$95	$118	$186	$247	$276
Nasdaq Retail Trade Stocks	100	70	97	121	137	162
Nasdaq US	100	61	88	104	105	124
S&P 500	100	63	80	92	94	109

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

Years ended December 31,	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
(In thousands, except per share data)
INCOME STATEMENT DATA:
Sales	$6,182,184	$5,788,816	$5,397,525	$4,847,062	$3,576,553	$2,522,319	$2,283,222	$2,045,318	$1,721,241	$1,511,816
Cost of goods sold, including warehouse and distribution expenses	3,084,766	2,951,467	2,776,533	2,520,534	1,948,627	1,401,859	1,276,511	1,152,815	978,076	873,481
Gross profit	3,097,418	2,837,349	2,620,992	2,326,528	1,627,926	1,120,460	1,006,711	892,503	743,165	638,335
Selling, general and administrative expenses	2,120,025	1,973,381	1,887,316	1,788,909	1,292,309	815,309	724,396	639,979	552,707	473,060
Former CSK officer clawback	-	(2,798)	-	-	-	-	-	-	-	-
Legacy CSK DOJ investigation charge	-	-	20,900	-	-	-	-	-	-	-
Operating income	977,393	866,766	712,776	537,619	335,617	305,151	282,315	252,524	190,458	165,275
Write-off of asset-based revolving credit agreement debt issuance costs	-	(21,626)	-	-	-	-	-	-	-	-
Termination of interest rate swap agreements	-	(4,237)	-	-	-	-	-	-	-	-
Gain on settlement of note receivable	-	-	11,639	-	-	-	-	-	-	-
Other income (expense), net	(35,872)	(25,130)	(35,042)	(40,721)	(33,085)	2,337	(50)	(1,455)	(2,721)	(5,233)
Total other income (expense)	(35,872)	(50,993)	(23,403)	(40,721)	(33,085)	2,337	(50)	(1,455)	(2,721)	(5,233)
Income before income taxes and cumulative effect of accounting change	941,521	815,773	689,373	496,898	302,532	307,488	282,265	251,069	187,737	160,042
Provision for income taxes	355,775	308,100	270,000	189,400	116,300	113,500	104,180	86,803	70,063	59,955
Income before cumulative effect of accounting change	585,746	507,673	419,373	307,498	186,232	193,988	178,085	164,266	117,674	100,087
Cumulative effect of accounting change, net of tax (a)	-	-	-	-	-	-	-	-	21,892	-
Net income	$585,746	$507,673	$419,373	$307,498	$186,232	$193,988	$178,085	$164,266	$139,566	$100,087

BASIC EARNINGS PER COMMON SHARE: (b)
Income before cumulative effect of accounting change	$4.83	$3.77	$3.02	$2.26	$1.50	$1.69	$1.57	$1.47	$1.07	$0.93
Cumulative effect of accounting change (a)	-	-	-	-	-	-	-	-	0.20	-
Earnings per share – basic	$4.83	$3.77	$3.02	$2.26	$1.50	$1.69	$1.57	$1.47	$1.27	$0.93
Weighted-average common shares outstanding – basic	121,182	134,667	138,654	136,230	124,526	114,667	113,253	111,613	110,020	107,816

Years ended December 31,	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
(In thousands, except per share data)
EARNINGS PER COMMON SHARE-ASSUMING DILUTION:
Income before cumulative effect of accounting change	$4.75	$3.71	$2.95	$2.23	$1.48	$1.67	$1.55	$1.45	$1.05	$0.92
Cumulative effect of accounting change (a)	-	-	-	-	-	-	-	-	0.20	-
Earnings per share – assuming dilution	$4.75	$3.71	$2.95	$2.23	$1.48	$1.67	$1.55	$1.45	$1.25	$0.92
Weighted-average common shares outstanding – assuming dilution	123,314	136,983	141,992	137,882	125,413	116,080	115,119	113,385	111,423	109,060

PRO FORMA INCOME STATEMENT DATA: (c)
Sales										$1,511,816
Cost of goods sold, including warehouse and distribution expenses										872,658
Gross profit										639,158
Selling, general and administrative expenses										473,060
Operating income										166,098
Other income (expense), net										(5,233)
Income before income taxes										160,865
Provision for income taxes										60,266
Net income										$100,599
Net income per share										$0.93
Net income per share – assuming dilution										$0.92

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

(b)	Adjusted for a 2-for-1 stock split in 2005.
(c)	The pro forma income statement reflects the retroactive application of the cumulative effect of the accounting change to historical periods.

Years ended December 31,	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
SELECTED OPERATING DATA:
Number of Team Members at year end	53,063	49,324	46,858	44,880	40,735	23,576	21,920	19,614	17,410	15,484
Number of stores at year end	3,976	3,740	3,570	3,421	3,285	1,830	1,640	1,470	1,249	1,109
Total store square footage at year end (in 000s)(a)	28,628	26,530	25,315	24,200	23,205	12,439	11,004	9,801	8,318	7,348
Sales per weighted-average store (in 000s)(a)	$1,590	$1,566	$1,527	$1,424	$1,379	$1,430	$1,439	$1,478	$1,443	$1,413
Sales per weighted-average square foot (in 000s)(a)	$224	$221	$216	$202	$201	$212	$215	$220	$217	$215
Percentage increase in same store sales (b)(c)	3.8%	4.6%	8.8%	4.6%	1.5%	3.7%	3.3%	7.5%	6.8%	7.8%

BALANCE SHEET DATA:
(In thousands)
Working capital	$460,083	$1,027,600	$1,072,294	$1,007,576	$821,932	$573,328	$566,892	$424,974	$479,662	$441,617
Total assets	5,749,187	5,500,501	5,047,827	4,781,471	4,193,317	2,279,737	1,977,496	1,718,896	1,432,357	1,157,033
Inventory turnover	1.4	1.5	1.4	1.4	1.6	1.6	1.6	1.7	1.6	1.7
Inventory turnover, net of payables	7.4	3.4	2.5	2.6	3.1	3.0	2.8	2.8	2.5	2.3
Accounts payable to inventory	84.7%	64.4%	44.3%	42.8%	46.9%	43.2%	39.2%	40.3%	38.5%	27.9%
Current portion of long-term debt and short-term debt	222	662	1,431	106,708	8,131	25,320	309	75,313	592	925
Long-term debt, less current portion	1,095,734	796,912	357,273	684,040	724,564	75,149	110,170	25,461	100,322	120,977
Shareholders’ equity	2,108,307	2,844,851	3,209,685	2,685,865	2,282,218	1,592,477	1,364,096	1,145,769	947,817	784,285

CASH FLOW DATA:
(In thousands)
Cash provided by operating activities	$1,251,555	$1,118,991	$703,687	$285,200	$298,542	$299,418	$185,928	$206,685	$226,536	$168,836
Capital expenditures	300,719	328,319	365,419	414,779	341,679	282,655	228,871	205,159	173,486	136,497
Free cash flow (d)	950,836	790,672	338,268	(129,579)	(43,137)	16,763	(42,943)	1,526	53,050	32,339

(a)

Total square footage includes normal selling, office, stockroom and receiving space.  Sales per weighted-average store and square foot are weighted to consider the approximate dates of store openings or expansions.

(b)

Same-store sales are calculated based on the change in sales of stores open at least one year.  Percentage increase in same-store sales is calculated based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen, sales to Team Members and sales during the one to two week period certain CSK branded stores were closed for conversion.

(c)

Same-store sales for 2008 include sales for stores acquired in the CSK acquisition.  Comparable store sales for stores operating on O’Reilly systems open at least one year increased 2.6% for the year ended December 31, 2008.  Comparable store sales for stores operating on the legacy CSK system open at least one year decreased 1.7% for the portion of CSK’s sales in 2008 since the July 11, 2008, acquisition.

(d)	Free cash flow is calculated as net cash provided by operating activities, less capital expenditures for the period.

Item 7.                        Management's Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	an overview of the key drivers of the automotive aftermarket industry;
•	key events and recent developments within our company;
•	our results of operations for the years ended 2012, 2011 and 2010;
•	our liquidity and capital resources;
•	any contractual obligations to which we are committed;
•	any off-balance sheet arrangements we utilize;
•	our critical accounting estimates;
•	the inflation and seasonality of our business;
•	our quarterly results for the years ended December 31, 2012, and 2011; and
•	recent accounting pronouncements that may affect our company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information, forward-looking statements and risk factors included elsewhere in this annual report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words.  In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results.  Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental regulations, our increased debt levels, credit ratings on our public debt, our ability to hire and retain qualified employees, risks associated with the performance of acquired businesses, weather, terrorist activities, war and the threat of war.  Actual results may materially differ from anticipated results described or implied in these forward-looking statements.  Please refer to the “Risk Factors” section of this annual report on Form 10-K for the year ended December 31, 2012, for additional factors that could materially affect our financial performance.    Forward looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States.  We are one of the largest automotive aftermarket specialty retailers, selling our products to both do-it-yourself (“DIY”) and professional service provider customers.  Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items, accessories, a complete line of auto body paint and related materials, automotive tools and professional service provider service equipment.  Our extensive product line includes an assortment of products that are differentiated by quality and price for most of the product lines we offer.  For many of our product offerings, this quality differentiation reflects “good”, “better”, and “best” alternatives.  Our sales and total gross margin dollars are highest for the “best” quality category of products.  Consumers’ willingness to select products at a higher point on the value spectrum is a driver of sales and profitability in our industry.  As of December 31, 2012, we operated 3,976 stores in 42 states.

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

•

Number of Miles Driven - The number of total miles driven in the U.S. heavily influences the demand for the repair and maintenance products sold within the automotive aftermarket.  Historically, the long-term trend in the total miles driven in the U.S. has steadily increased; however, according to the Department of Transportation, total miles driven in the U.S. have remained relatively flat since 2007 as the U.S. has experienced difficult macroeconomic conditions.  We believe that as the U.S. economy recovers and the level of unemployment declines, annual miles driven will return to historical growth rates and continue to drive demand for the industry.

•

Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age - The total number of vehicles on the road and the average age of the U.S. vehicle population also heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by the Automotive Aftermarket Industry Association (“AAIA”), the total number of registered vehicles has increased  15% over the past decade, from 209 million light vehicles in 2001 to 241 million light vehicles in 2011.  Annual new light vehicle registrations, have declined 24% over the past decade, from 17 million registrations in 2001 to 13 million registrations in 2011; however, the seasonally adjusted annual rate (the “SAAR”) of sales of light vehicles in the U.S. increased to 15 million as of December 31, 2012, indicating that the trend of declining new light vehicle registrations has reversed.  As reported by the AAIA, vehicle scrappage rates have decreased 23% from 2001 to 2011, while the average age of the U.S. vehicle population has increased 21% over that decade, from 8.9 years in 2001 to 10.8 years in 2011.  We believe this decrease in vehicle scrappage rates and increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher miles due to better quality power trains and interiors and exteriors,  and the consumer’s willingness to invest in maintaining their higher-mileage, better built vehicles.  As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles which are outside of a manufacturer warranty.  These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles.  Based on this change in consumer sentiment surrounding the length of time older vehicles can be reliably driven at higher mileages, we believe consumers will continue to keep their vehicles even longer as the economy recovers maintaining the trend of an aging vehicle population.

•

Unemployment - Unemployment rates and continued uncertainty surrounding the overall economic health of the U.S. have had a negative impact on consumer confidence and the level of consumer discretionary spending.  The annual U.S. unemployment rate over the past two years has remained at 30-year highs.  We believe macroeconomic uncertainties and the potential for future joblessness can motivate consumers to find ways to save money, which can be an important factor in the consumer’s decision to defer the purchase of a new vehicle and maintain their existing vehicle.  While the deferral of vehicle purchases has led to an increase in vehicle maintenance, long-term trends of high unemployment could continue to impede the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry.   As of December 31, 2012, the U.S. unemployment rate decreased slightly to 7.8% from 8.5% as of December 31, 2011.  We believe that as the economy recovers, unemployment will return to more historic levels and we will see a corresponding increase in commuter traffic as unemployed individuals return to work.  Aided by these increased commuter miles, overall annual U.S. miles driven should begin to grow resulting in continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of customer service and expense control.

KEY EVENTS AND RECENT DEVELOPMENTS

Several key events have had or may have a significant impact on our operations and are identified below:

•

Under the Company’s share repurchase program, as approved by the Board of Directors in January of 2011, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  The Company and its Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  The Company’s Board of Directors approved resolutions to increase the authorization under the share repurchase program by an additional $500 million on each of June 1, 2012, August 10, 2012, and November 12, 2012, raising the cumulative authorization under the share repurchase program to $3.0 billion.  The additional $500 million authorizations are effective for a 3-year period, and the most recent authorization expires on November 12, 2015.  As of February 28, 2013, we had repurchased approximately 34.1 million shares of our common stock at an aggregate cost of $2.6 billion under this program.

•

On August 21, 2012, the Company issued $300 million aggregate principal amount of unsecured 3.800% Senior Notes due 2022 (“3.800% Senior Notes due 2022”) at a price to the public of 99.627% of their face value with United Missouri Bank, N.A. (“UMB”) as trustee.  Interest on the 3.800% Senior Notes due 2022 is payable on March 1 and September 1 of each year, beginning on March 1, 2013, and is computed on the basis of a 360-day year.

•

At the close of business on December 31, 2012, the Company completed the purchase of the auto-parts-related assets of VIP Parts, Tires & Service (“VIP”).  The asset purchase included 56 stores located throughout Maine, New Hampshire and Massachusetts, as well as a distribution center located in Lewiston, Maine.

RESULTS OF OPERATIONS

The following table includes income statement data as a percentage of sales for the years ended December 31, 2012, 2011 and 2010:

	Years ended December 31,
	2012	2011	2010
Sales	100.0%	100.0%	100.0%
Cost of goods sold, including warehouse and distribution expenses	49.9	51.0	51.4
Gross profit	50.1	49.0	48.6
Selling, general and administrative expenses	34.3	34.1	35.0
Former CSK officer clawback	-	(0.1)	-
Legacy CSK DOJ investigation charge	-	-	0.4
Operating income	15.8	15.0	13.2
Interest expense	(0.7)	(0.5)	(0.7)
Interest income	0.1	0.1	-
Write-off of asset-based revolving credit facility debt issuance costs	-	(0.4)	-
Termination of interest rate swap agreements	-	(0.1)	-
Gain on settlement of note receivable	-	-	0.2
Other income, net	-	-	0.1
Income before income taxes	15.2	14.1	12.8
Provision for income taxes	5.7	5.3	5.0
Net income	9.5%	8.8%	7.8%

2012 Compared to 2011

Sales:

Sales for the year ended December 31, 2012, increased $393 million to $6.18 billion from $5.79 billion for the same period one year ago, representing an increase of 7%.  Comparable store sales for stores open at least one year increased 3.8% and 4.6% for the years ended December 31, 2012 and 2011, respectively.  Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members.

The following table presents the components of the increase in sales for the year ended December 31, 2012 (in millions):

Increase in Sales for the Year Ended December 31, 2012, Compared to the Same Period in 2011
Store sales:
Comparable store sales	$215
Non-comparable store sales:
Sales for stores opened throughout 2011, excluding stores open at least one year that are included in comparable store sales	78
Sales in 2011 for stores that have closed	(3)
Sales for stores opened throughout 2012	96
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	7
Total increase in sales	$393

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

Our comparable store sales increase for the year ended December 31, 2012, was driven by an increase in average ticket values, partially offset by a decrease in DIY customer transaction counts.  The improvement in average ticket values was a result of the continued growth of the more costly, hard part categories, as a percentage of our total sales.  The growth in the hard part categories is driven by the increase of professional service provider customer sales as a percentage of our total sales mix and the continued growth in DIY hard part sales, as consumers continue to maintain and repair their vehicles.  The strong increases in our professional service provider customer transaction counts, driven by our acquired markets, have been offset by pressured DIY transaction counts.  DIY customer transaction counts continue to be negatively impacted by macroeconomic pressures on disposable income, including sustained unemployment levels above historical averages.  Both DIY and professional service provider customer transaction counts also continue to be negatively impacted by better-engineered and more technically advanced vehicles, which have been manufactured in recent years.  These vehicles require less frequent repairs and the component parts are more durable and last for longer periods of time; however, when repairs are required, the cost of the repair is typically greater.

We opened 180 net, new stores and acquired 56 stores during the year ended December 31, 2012, compared to 170 net, new stores for the year ended December 31, 2011.  At December 31, 2012, we operated 3,976 stores in 42 states compared to 3,740 stores in 39 states at December 31, 2011.  We anticipate new store unit growth to increase to 190 net, new stores in 2013.

Gross profit:

Gross profit for the year ended December 31, 2012, increased to $3.10 billion (or 50.1% of sales) from $2.84 billion (or 49.0% of sales) for the same period one year ago, representing an increase of 9%.  The increase in gross profit dollars was primarily a result of the increases in sales from new stores and the increases in comparable store sales at existing stores.  The increase in gross profit as a percentage of sales was primarily due to distribution center (“DC”) efficiencies, acquisition cost improvements and improved inventory shrinkage, partially offset by the impact of increased commercial sales as a percentage of the total sales mix.  DC efficiencies are the result of continued leverage on our increased sales volumes and more tenured and experienced DC Team Members in our maturing DCs.  In addition, during 2012 we increased our store-level inventories as a component of our focus on providing higher service levels.  The costs to move this additional inventory into the stores were more efficient than routine restocking activity and, as a result, we realized a one-time benefit from capitalized distribution costs.  This capitalization of costs benefited gross margin by approximately 20 basis points versus the prior year, however, we do not anticipate realizing this excess benefit in future periods.  Acquisition cost improvements are the result of our ongoing negotiations with our vendors to improve our inventory purchase costs.  The improved inventory shrinkage is driven by our continued focus on inventory control and accountability through our distribution and store networks.  Commercial sales typically carry a lower gross profit as a percentage of sales than DIY sales, as volume discounts are granted on wholesale transactions to professional service provider customers, therefore, creating pressure on our gross profit as a percentage of sales.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2012, increased to $2.12 billion (or 34.3% of sales) from $1.97 billion (or 34.1% of sales) for the same period one year ago, representing an increase of 7%.  The increase in total SG&A dollars was primarily the result of additional employees, facilities and vehicles to support our increased store count.  The slight increase in SG&A as a percentage of sales was primarily the result of our focus on store staffing levels to continue to deliver industry-leading customer service while adjusting to the slower sales environment, as well as an overall deleverage on soft comparable store sales.

Operating income:

As a result of the impacts discussed above, operating income for the year ended December 31, 2012, increased to $977 million (or 15.8% of sales) from $867 million (or 15.0% of sales) for the same period one year ago, representing an increase of 13%.

Other income and expense:

Total other expense for the year ended December 31, 2012, decreased to $36 million (or 0.6% of sales), from $51 million (or 0.9% of sales) for the same period one year ago, representing a decrease of 30%.  The decrease in total other expense for the year ended December 31, 2012, was primarily due to one-time charges related to our financing transactions that were completed in January of 2011 (discussed in detail below), partially offset by increased interest expense on higher average outstanding borrowings and increased amortization of debt issuance costs as compared to the prior year.

Income taxes:

Our provision for income taxes for the year ended December 31, 2012, increased to $356 million (37.8% effective tax rate) from $308 million (37.8% effective tax rate) for the same period one year ago, representing an increase of 15%.  The increase in our provision for income taxes was due to the increase in our taxable income.

Net income:

As a result of the impacts discussed above, net income for the year ended December 31, 2012, increased to $586 million (or 9.5% of sales), from $508 million (or 8.8% of sales) for the same period one year ago, representing an increase of 15%.

Earnings per share:

Our diluted earnings per common share for the year ended December 31, 2012, increased 28% to $4.75 on 123 million shares from $3.71 on 137 million shares for the same period one year ago.  The impact of share repurchases during 2012 on diluted earnings per share was an increase of approximately $0.26.

Adjustments for nonrecurring and non-operating events:

Our results for the year ended December 31, 2011, included nonrecurring income related to a settlement between the SEC and a former CSK officer that resulted in the reimbursement to O’Reilly, as successor issuer to CSK for SEC purposes, of $3 million ($2 million, net of tax) of incentive-based compensation and stock sale profits previously received by the officer.  This “clawback” amount was included in “Operating income” on our Consolidated Statements of Income for the year ended December 31, 2011.  Our results for the year ended December 31, 2011, also included one-time charges associated with the new financing transactions we completed on January 14, 2011.  The one-time charges included a non-cash charge to write off the balance of debt issuance costs related to our previous ABL Credit Facility in the amount of $22 million ($13 million, net of tax) and a charge related to the termination of our interest rate swap agreements in the amount of $4 million ($3 million, net of tax).  The charges related to our new financing transactions were included in “Other income (expense)” on our Consolidated Statements of Income for the year ended December 31, 2011.  The results discussed in the paragraph below are adjusted for these nonrecurring items and are reconciled to the most directly comparable GAAP measure in the subsequent table.

Adjusted operating income for the year ended December 31, 2012, increased 13% to $977 million (or 15.8% of sales) from $864 million (or 14.9% of sales) for the same period one year ago.  Adjusted net income for the year ended December 31, 2012 increased 12% to $586 million (or 9.5% of sales) from $522 million (or 9.0% of sales) for the same period one year ago.  Adjusted diluted earnings per common share for the year ended December 31, 2012, increased 25% to $4.75 from $3.81 for the same period one year ago.

	For the Year Ended December 31,
	2012		2011
	Amount	% of Sales	Amount	% of Sales
GAAP Operating income	$977,393	15.8%	$866,766	15.0%
Former CSK officer clawback	-	-%	(2,798)	(0.1)%
Non-GAAP adjusted operating income	$977,393	15.8%	$863,968	14.9%

GAAP net income	$585,746	9.5%	$507,673	8.8%
Write-off of asset-based revolving credit facility debt issuance costs, net of tax	-	-%	13,458	0.2%
Termination of interest rate swap agreements, net of tax	-	-%	2,637	-%
Former CSK officer clawback, net of tax	-	-%	(1,741)	-%
Non-GAAP adjusted net income	$585,746	9.5%	$522,027	9.0%

GAAP diluted earnings per common share	$4.75		$3.71
Write-off of asset-based revolving credit facility debt issuance costs, net of tax	-		0.09
Termination of interest rate swap agreements, net of tax	-		0.02
Former CSK DOJ officer clawback, net of tax	-		(0.01)
Non-GAAP adjusted diluted earnings per common share	$4.75		$3.81

Weighted-average common shares outstanding - assuming dilution	123,314		136,983

The financial information presented in the paragraph and table above is not derived in accordance with United States generally accepted accounting principles (“GAAP”).  We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.  We believe that the presentation of financial results and estimates excluding the impact of the non-cash charge to write off the balance of debt issuance costs, the charge related to the termination of interest rate swap contracts, and the former CSK officer clawback, provide meaningful supplemental information to both management and investors, which is indicative of our core operations.  We exclude these items in judging our performance and believe this non-GAAP information is useful to investors as well.  Material limitations of these non-GAAP measures are that such measures do not reflect actual GAAP amounts.  We compensate for such limitations by presenting, in the table above, the accompanying reconciliation to the most directly comparable GAAP measures.

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

The following table presents the components of the increase in sales for the year ended December 31, 2011 (in millions):

Increase in Sales for the Year Ended December 31, 2011, Compared to the Same Period in 2010
Store sales:
Comparable store sales	$241
Non-comparable store sales:
Sales for stores opened throughout 2010, excluding stores open at least one year that are included in comparable store sales	70
Sales in 2010 for stores that have closed	(13)
Sales for stores opened throughout 2011	82
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	11
Total increase in sales	$391

We believe the increased sales achieved by our stores are the result of high levels of customer service, superior inventory availability, a broader selection of products offered in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.  Our comparable store sales increase for the year was driven by an increase in average ticket values, partially offset by a decline in customer transaction counts.  The improvement in average ticket values was the result of the continued growth of the higher priced, hard part categories as a percentage of our total sales, and the impact of increased raw material acquisition costs, which were passed through to increased selling prices during the period.  The growth in the hard part categories was driven by the increase of professional service provider sales as a percentage of our total sales mix and a shift in DIY sales to the hard part categories.  During the year, DIY customer transaction counts were negatively impacted by the continued pressure on disposable income that our customers faced as a result of increased fuel costs and sustained unemployment levels above historical averages, which offset strong increases in professional service provider transaction counts.

We opened 170 net, new stores during the year ended December 31, 2011, compared to 149 net, new stores for the year ended December 31, 2010.  At December 31, 2011, we operated 3,740 stores in 39 states compared to 3,570 stores in 38 states at December 31, 2010.

Gross profit:

Gross profit for the year ended December 31, 2011, increased to $2.84 billion (or 49.0% of sales) from $2.62 billion (or 48.6% of sales) for the same period one year ago, representing an increase of 8%.  The increase in gross profit dollars was primarily a result of the increase in sales from new stores and the increase in comparable store sales at existing stores.  The increase in gross profit as a percentage of sales was primarily due to a favorable product mix, improved acquisition costs, improved inventory shrinkage and distribution center efficiencies, partially offset by the impact of increased professional service provider sales as a percentage of the total sales mix.  The improvement in product mix was primarily driven by increased sales in the hard part categories, which typically generate a high gross profit as a percentage of sales.  Increasing hard part sales is the result of strong demand as consumers retain and maintain their vehicles beyond manufacturer warranty periods and our strong growth in sales to professional service providers in the acquired markets.  The improved shrinkage was driven by our converted CSK stores, which are now managed using the O’Reilly point-of-sale system (“POS”), installed in all CSK stores as they converted to the O’Reilly distribution systems throughout 2009 and 2010.  The O’Reilly POS provides our store managers with better tools to track and control inventory, resulting in improved inventory shrinkage.  Distribution center efficiencies were the result of leverage on increased sales volumes and more tenured and experienced distribution center Team Members in our newer DCs.  Professional service provider sales in the acquired CSK markets grew at a faster rate than total DIY sales as a result of the enhanced distribution model in those markets, which supports the implementation of our dual market strategy.  Professional service provider sales typically carry a lower overall gross profit as a percentage of sales than DIY sales, as volume discounts are granted on wholesale transactions to professional service providers, consequently creating pressure on our gross profit as a percentage of sales.

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

Operating income:

Operating income for the year ended December 31, 2011, increased to $867 million (or 15.0% of sales) from $713 million (or 13.2% of sales) for the same period one year ago, representing an increase of 22%.  The increase in operating income during the year was primarily due to the impacts discussed above, as well as $3 million of nonrecurring income in the current year related to a settlement between the Securities and Exchange Commission (“SEC”) and a former CSK officer that resulted in the reimbursement to CSK of incentive-based compensation and stock sale profits previously received by the officer (discussed in detail below – see Note 12 Legal Matters to the Consolidated Financial Statements) versus a $21 million charge to operating income in the prior year, related to the previously announced legacy United States Department of Justice (“DOJ”) investigation of CSK (discussed in detail below – see Note 12 Legal Matters to the Consolidated Financial Statements).  The increase in operating income as a percentage of sales was the result of our improvements in gross margin and significant leverage on fixed SG&A from strong comparable store sales.

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

Income taxes:

Our provision for income taxes for the year ended December 31, 2011, increased to $308 million (37.8% effective tax rate) from $270 million (39.2% effective tax rate) for the same period in the prior year, representing an increase of 14%.  The increase in our provision for income taxes was due to the increase in our taxable income.  The decrease in the effective rate was primarily the result of the $21 million charge recorded in 2010 related to the legacy CSK DOJ investigation, discussed in detail below, which was not deductible for tax purposes.

Net income:

As a result of the impacts discussed above, net income for the year ended December 31, 2011, increased to $508 million (or 8.8% of sales), from $419 million (or 7.8% of sales) for the same period in the prior year, representing an increase of 21%.

Earnings per share:

Our diluted earnings per common share for the year ended December 31, 2011, increased 26% to $3.71 on 137 million shares from $2.95 on 142 million shares for the same period in the prior year.  The impact of share repurchases during 2011 on diluted earnings per share was an increase of approximately $0.19.

Adjustments for nonrecurring and non-operating events:

Our results for the year ended December 31, 2011, included nonrecurring income related to a settlement between the SEC and a former CSK officer that resulted in the reimbursement to O’Reilly, as successor issuer to CSK for SEC purposes, of $3 million ($2 million, net of tax) of incentive-based compensation and stock sale profits previously received by the officer.  This “clawback” amount was included in “Operating income” on our Consolidated Statements of Income for the year ended December 31, 2011.  Our results for the year ended December 31, 2011, also included one-time charges associated with the new financing transactions we completed on January 14, 2011.  The one-time charges included a non-cash charge to write off the balance of debt issuance costs related to our previous ABL Credit Facility in the amount of $22 million ($13 million, net of tax) and a charge related to the termination of our interest rate swap agreements in the amount of $4 million ($3 million, net of tax).  The charges related to our new financing transactions were included in “Other income (expense)” on our Consolidated Statements of Income for the year ended December 31, 2011.  Our results for the year ended December 31, 2010, included a nonrecurring, non-operating gain in “Other income (expense)” of $12 million ($7 million, net of tax) related to the favorable settlement of a note receivable acquired in the CSK acquisition, as well as a charge related to the legacy DOJ investigation into CSK’s pre-acquisition historical accounting practices.  We accrued $21 million during 2010 in anticipation of executing a Non-Prosecution Agreement (“NPA”) among the DOJ, CSK and O’Reilly and paying a one-time monetary penalty of $21 million.  During the third quarter of 2011, the NPA was executed and the previously recorded, one-time $21 million penalty was paid to the DOJ on behalf of CSK.  The charge related to the legacy CSK DOJ investigation was included in “Operating income” on our Consolidated Statements of Income for the year ended December 31, 2010.  The results discussed in the paragraph below are adjusted for these nonrecurring items and are reconciled to the most directly comparable GAAP measure in the subsequent table.

Adjusted operating income for the year ended December 31, 2011, increased 18% to $864 million (or 14.9% of sales) from $734 million (or 13.6% of sales) for the same period one year ago.  Adjusted net income for the year ended December 31, 2011, increased 21% to $522 million (or 9.0% of sales) from $433 million (or 8.0% of sales) for the same period in the prior year.  Adjusted diluted earnings per common share for the year ended December 31, 2011, increased 25% to $3.81 from $3.05 for the same period in the prior year.

	For the Year Ended December 31,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
GAAP Operating income	$866,766	15.0%	$712,776	13.2%
Former CSK officer clawback	(2,798)	(0.1)%	-	-%
Legacy CSK DOJ investigation charge	-	-%	20,900	0.4%
Non-GAAP adjusted operating income	$863,968	14.9%	$733,676	13.6%

GAAP net income	$507,673	8.8%	$419,373	7.8%
Write-off of asset-based revolving credit facility debt issuance costs, net of tax	13,458	0.2%	-	-%
Termination of interest rate swap agreements, net of tax	2,637	-%	-	-%
Former CSK officer clawback, net of tax	(1,741)	-%	-	-%
Legacy CSK DOJ investigation charge	-	-%	20,900	0.4%
Gain on settlement of note receivable, net of tax	-	-%	(7,215)	(0.2)%
Non-GAAP adjusted net income	$522,027	9.0%	$433,058	8.0%

GAAP diluted earnings per common share	$3.71		$2.95
Write-off of asset-based revolving credit facility debt issuance costs, net of tax	0.09		-
Termination of interest rate swap agreements, net of tax	0.02		-
Former CSK DOJ officer clawback, net of tax	(0.01)		-
Legacy CSK DOJ investigation charge	-		0.15
Gain on settlement of note receivable, net of tax	-		(0.05)
Non-GAAP adjusted diluted earnings per common share	$3.81		$3.05

Weighted-average common shares outstanding - assuming dilution	136,983		141,992

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

Liquidity and related ratios:

The following table highlights our liquidity and related ratios as of December 31, 2012 and 2011 (dollars in millions):

	December 31,		Percentage
Liquidity and Related Ratios	2012	2011	Change
Current assets	$2,733	$2,608	4.8%
Quick assets (1)	429	565	(24.1)%
Current liabilities	2,273	1,580	43.9%
Working capital (2)	460	1,028	(55.3)%
Total debt	1,096	798	37.3%
Total equity	2,108	2,845	(25.9)%
Current ratio (3)	1.20:1	1.65:1	(27.3)%
Quick ratio (4)	0.20:1	0.39:1	(48.7)%
Debt to equity (5)	0.52:1	0.28:1	85.7%

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

Current liabilities increased 44%, total debt increased 37% and total equity decreased 26% from 2011 to 2012.  The increase in current liabilities was primarily due to the increase in accounts payable as a result of the impact of our enhanced vendor financing program and the additional vendor participation during the year.  Our accounts payable to inventory ratio was 84.7% as of December 31, 2012, as compared to 64.4% one year prior.  The increase in total debt was attributable to the issuance of our unsecured $300 million 3.800% Senior Notes during 2012.  The decrease in total equity resulted from the impact of repurchase activity under our share repurchase program on additional paid-in-capital and retained earnings, partially offset by an increase in retained earnings from strong net income for the year and an increase in additional paid-in-capital from the proceeds of stock option exercises, and related tax benefits, executed under our director and employee share-based compensation plans.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the years ended  December 30, 2012, 2011 and 2010 (in thousands):

	For the Year Ended December 31,
Liquidity	2012	2011	2010
Total cash provided by (used in):
Operating activities	$1,251,555	$1,118,991	$703,687
Investing activities	(317,407)	(319,653)	(351,277)
Financing activities	(1,047,572)	(467,507)	(349,624)
(Decrease) increase in cash and cash equivalents	$(113,424)	$331,831	$2,786

Capital expenditures	$300,719	$328,319	$365,419
Free cash flow (a)	950,836	790,672	338,268

(a) Calculated as net cash provided by operating activities, less capital expenditures for the period.

Operating activities:

The increase in cash provided by operating activities in 2012 compared to 2011 was primarily due to the increase in net income for the year (adjusted for the effect of non-cash depreciation and amortization charges and the one-time, non-cash charge to write off the balance of debt issuance costs in conjunction with the retirement of our ABL Credit Facility in January of 2011), decreases in net inventory investment and other assets and increases in income taxes payable (adjusted for the effect of non-cash change in deferred income taxes and the excess tax benefit from stock options exercised) and other current liabilities.  Net inventory investment reflects our investment in inventory, net of the amount of accounts payable to vendors.  Our net inventory investment continues to decrease as a result of the impact of our enhanced vendor financing programs.  Our vendor financing programs enable us to reduce overall supply chain costs and negotiate extended payment terms with our vendors.  Our accounts payable to inventory ratio was 84.7% and 64.4% at December 31, 2012 and 2011, respectively.  The decrease in other assets was primarily the result of the timing of payments from vendors for receivables due to the Company under various programs.  The increase in income taxes payable, adjusted for the non-cash impacts discussed above, was primarily the result of the prepayment of income taxes during 2011.  The increase in other current liabilities was primarily the result of the payment, during 2011, for the one-time monetary penalty to the DOJ for the legacy CSK DOJ investigation.

The increase in cash provided by operating activities in 2011 compared to 2010 was primarily due to strong net income for the year (adjusted for the effect of non-cash depreciation and amortization charges, the one-time, non-cash charge to write off the balance of debt issuance costs in conjunction with the retirement of our ABL Credit Facility in January of 2011 and deferred income taxes) and a significant decrease in net inventory investment, partially offset by a decrease in other current liabilities (driven by the payment of the one-time penalty to the DOJ for the legacy CSK DOJ investigation).  Our net inventory investment significantly decreased as a result of the impact of our enhanced vendor financing programs as well as our ongoing efforts to remove excess inventory from our systems.  Our accounts payable to inventory ratio was 64.4% and 44.3% at December 31, 2011 and 2010, respectively.  Our efforts to remove excess inventory from our systems resulted in a decrease in total inventory of $37 million during the year, despite the fact that we opened 170 new stores during the year.

Investing activities:

The decrease in cash used in investing activities in 2012 compared to 2011 was primarily the result of decreased capital expenditures during 2012, partially offset by small acquisitions during the year.  Total capital expenditures were $301 million, $328 million, and $365 million in 2012, 2011, and 2010, respectively.  The decrease in capital expenditures during 2012, as compared to 2011, was primarily related to the mix of owned versus leased stores opened.  We were able to find real estate with attractive lease factors during 2012 and as a result, opened a larger number of leased locations during 2012 as compared to the year prior.  Opening a new store in a leased location requires a smaller capital investment than opening an owned location.

The decrease in cash used in investing activities in 2011 compared to 2010 was primarily the result of decreased capital expenditures.  During 2010, we completed the comprehensive expansion of our distribution system in the CSK markets and the conversion of the CSK stores to the O’Reilly POS, resulting in reduced levels of conversion related capital expenditures during 2011.

We opened 180,  170, and 149 net, new stores in 2012, 2011, and 2010, respectively, and acquired 56 stores in 2012.  We plan to open 190 net, new stores in 2013.  The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, vehicles, net inventory investment and computer equipment) are estimated to average approximately $1.7 million to $1.9 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site.

Financing activities:

The increase in net cash used in financing activities during 2012 compared to 2011 was primarily attributable to the impact of repurchases of our common stock during 2012, in accordance with our Board-approved share repurchase program and greater net proceeds from the issuance of long-term debt during 2011, partially offset by an increase in the net proceeds from the exercise of stock options issued under the Company’s incentive programs and the related tax benefits during 2012.

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

Credit facilities:

On January 14, 2011, we entered into a new credit agreement for a five-year $750 million unsecured revolving credit facility (“Revolving Credit Facility”) arranged by BA and Barclays Capital, which was scheduled to mature in January of 2016.  During 2011, we amended the unsecured Revolving Credit Facility, which decreased the facility to $660 million and reduced the fees and interest rate margins for borrowings under the Revolving Credit Facility.  The amendment also extended the maturity of the Revolving Credit Facility to September of 2016.  In conjunction with the amendment to the Revolving Credit Facility, we recognized a one-time charge related to the modification to the credit facility in the amount of $0.3 million, which is included in “Other income (expense)” on the accompanying Consolidated Statements of Income for the year ended December 31, 2011.  The Revolving Credit Facility includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings.  As described in the credit agreement governing the Revolving Credit Facility, we may, from time to time subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million.  We had stand-by letters of credit, primarily to satisfy workers’ compensation, general liability and other insurance policies, in the amount of $57 million and $60 million as of December 13, 2012 and 2011, respectively.  As of December 31, 2012 and 2011, we had no outstanding borrowings under the Revolving Credit Facility.

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

4.625% Senior Notes due 2021:

On September 19, 2011, we issued $300 million aggregate principal amount of unsecured 4.625% Senior Notes due 2021 (“4.625% Senior Notes due 2021”) at a price to the public of 99.826% of their face value with UMB as trustee.  Interest on the 4.625% Senior Notes due 2021 is payable on March 15 and September 15 of each year, which began on March 15, 2012, and is computed on the basis of a 360-day year.

3.800% Senior Notes due 2022

On August 21, 2012, we issued $300 million aggregate principal amount of unsecured 3.800% Senior Notes due 2022 (“3.800% Senior Notes due 2022”) at a price to the public of 99.627% of their face value with UMB as trustee.  Interest on the 3.800% Senior Notes due 2022 is payable on March 1 and September 1 of each year, beginning on March 1, 2013, and is computed on the basis of a 360-day year. The net proceeds from the issuance of the 3.800% Senior Notes due 2022 were used to pay fees and expenses related to the offering, with the remainder intended to be used to repay borrowings outstanding from time to time under the Revolving Credit Facility and for general corporate purposes, including share repurchases.

The senior notes are guaranteed on a senior unsecured basis by each of our subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees our obligations under our Revolving Credit Facility or certain of our other debt or any of our Subsidiary Guarantors.  The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the subsidiary guarantor’s guarantee under our Credit Agreement and certain other debt, or, in certain circumstances, the sales or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all of the property of, the subsidiary guarantor.  Each of the Subsidiary Guarantors is wholly-owned, directly or indirectly, by us and we have no independent assets or operations other than those of our subsidiaries.  Our only direct or indirect subsidiaries that would not be Subsidiary Guarantors would be minor subsidiaries.  Neither we, nor any of our Subsidiary Guarantors, are subject to any material or significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law.  Each of our senior notes is subject to certain customary covenants, with which we complied as of December 31, 2012.

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

The Credit Agreement contains covenants, including limitations on total outstanding borrowings under the Revolving Credit Facility, a minimum consolidated fixed charge coverage ratio of 2.00 times through December 31, 2012; 2.25 times through December 31, 2014; 2.50 times through maturity; and a maximum adjusted consolidated leverage ratio of 3.00 times through maturity.  The consolidated leverage ratio includes a calculation of adjusted earnings before interest, taxes, depreciation, amortization, rent and stock option compensation expense (“EBITDAR”) to adjusted debt.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken against us, including but not limited to possible termination of credit extensions, immediate payment of outstanding principal amount plus accrued interest and litigation from our lenders.  We had a fixed charge coverage ratio of 4.95 times and 4.86 times as of December 31, 2012 and 2011, respectively, and an adjusted debt to adjusted EBITDAR ratio of 1.83 times and 1.75 times as of December 31, 2012 and 2011, respectively, remaining in compliance with all covenants related to the borrowing arrangements.  Under our current financing plan, we have targeted an adjusted debt to adjusted EBITDAR ratio range of 2.00 times to 2.25 times.

The table below outlines the calculations of the fixed charge coverage ratio and adjusted debt to adjusted EBITDAR ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended December 31, 2012 and 2011 (dollars in thousands):

	For the Year Ended December 31,
	2012	2011
GAAP net income	$585,746	$507,673
Add:
Interest expense	40,200	28,165
Rent expense	240,869	230,897
Provision for income taxes	355,775	308,100
Depreciation expense	176,705	164,579
Amortization expense	401	1,301
Non-cash share-based compensation	22,026	20,579
Write-off of asset-based revolving credit facility debt issuance costs	-	21,626
Non-GAAP adjusted net income (EBITDAR)	$1,421,722	$1,282,920

Interest expense	$40,200	$28,165
Capitalized interest	6,064	4,666
Rent expense	240,869	230,897
Total fixed charges	$287,133	$263,728

Fixed charge coverage ratio	4.95	4.86

GAAP debt	$1,095,956	$797,574
Stand-by letters of credit	57,281	59,917
Discount on senior notes	4,366	3,683
Six-times rent expense	1,445,214	1,385,382
Non-GAAP adjusted debt	$2,602,817	$2,246,556

Adjusted consolidated leverage ratio	1.83	1.75

The fixed charge coverage ratio and adjusted debt to adjusted EBITDAR ratio discussed and presented in the table above are not derived in accordance with U.S. GAAP.  We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.  We believe that the presentation of our fixed charge coverage ratio, adjusted debt to adjusted EBITDAR and free cash flow provides meaningful supplemental information to both management and investors that reflects the required covenants under our credit agreement.  We include these items in judging our performance and believe this non-GAAP information is useful to investors as well.  Material limitations of these non-GAAP measures are that such measures do not reflect actual GAAP amounts.  We compensate for such limitations by presenting, in the table above, the accompanying reconciliation to the most directly comparable GAAP measures.

Share repurchase program:

Under our share repurchase program, as approved by our Board of Directors, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  During 2012, our Board of Directors approved resolutions to increase the cumulative authorization amount to $3.0 billion.  The most recent $500 million authorization is effective for a three-year period and expires November 12, 2015.  Each prior $500 million authorization was effective for a three-year period beginning on the date of the additional authorization.

The following table identifies shares of the Company’s common stock that have been repurchased as part of our publicly announced share repurchase program (in thousands, except per share data):

	For the Year Ended December 31,
	2012	2011
Shares repurchased	16,201	15,877
Average price per share	$89.20	$61.49
Total investment	$1,445,044	$976,322

Subsequent to the end of the year and through the date of this filing, we repurchased an additional 2.1 million shares of our common stock under our share repurchase program at an average price of $90.09 for a total investment of $186 million.  We have repurchased a total of 34.1 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 through and including February 28, 2013, at an average price of $76.37 for a total aggregate investment of $2.6 billion.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2012, included commitments for short and long-term debt arrangements, interest payments related to long-term debt, future payments under non-cancelable lease arrangements, self-insurance reserves and purchase obligations for construction contract commitments, which are identified in the table below and are fully disclosed in Note 5 “Leasing” and Note 11 “Commitments” to the Consolidated Financial Statements.  We expect to fund these commitments primarily with operating cash flows expected to be generated in the normal course of business or through borrowings under our Revolving Credit Facility.

Deferred income taxes, which is included in “Other liabilities” on our Consolidated Balance Sheets, as well as commitments with various vendors for the purchase of inventory, are not reflected in the table below due to the absence of scheduled maturities, the nature of the account or the commitment’s cancellation terms.  Due to the absence of scheduled maturities, the timing of certain of these payments cannot be determined, except for amounts estimated to be payable in 2013, which are included in “Current liabilities” on our Consolidated Balance Sheets.

	Payments Due By Period
	Total	Before 1 Year	1 to 2 Years	3 to 4 Years	Years 5 and Over
	(In thousands)
Contractual Obligations:
Long-term debt principal and interest payments (1)	$1,546,063	$49,650	$99,300	$99,300	$1,297,813
Future minimum lease payments under capital leases (2)	336	234	102	-	-
Future minimum lease payments under operating leases (2)	1,843,100	240,040	429,833	332,437	840,790
Other obligations	2,400	600	1,200	600	-
Self-insurance reserves (3)	122,866	54,191	34,424	18,042	16,209
Construction commitments	89,305	89,305	-	-	-
Total contractual cash obligations	$3,604,070	$434,020	$564,859	$450,379	$2,154,812

(1)

Our Revolving Credit Facility, which has a maximum aggregate commitment of $660 million and matures in September of 2016, bears interest (other than swing line loans), at our option, at either the Base Rate or Eurodollar Rate (both as defined in the agreement) plus a margin, that will vary from 0.975% to 1.600% in the case of loans bearing interest at the Eurodollar Rate and 0.000% to 0.600% in the case of loans bearing interest at the Base Rate, in each case based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions.  Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin described above.  In addition, we pay a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments, varying from 0.150% to 0.400% based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions.   Based on our current credit ratings, our margin for Base Rate loans is 0.200%, our margin for Eurodollar Rate loans is 1.200% and our facility fee is 0.175%.  As of December 31, 2012, we had no outstanding borrowings under our Revolving Credit Facility.

(2)

The minimum lease payments above do not include certain tax, insurance and maintenance costs, which are also required contractual obligations under our operating leases but are generally not fixed and can fluctuate from year to year.  These expenses historically average approximately 20% of the corresponding lease payments.

(3)

We use various self-insurance mechanisms to provide for potential liabilities from workers’ compensation, vehicle and general liability, and employee health care benefits.  The self-insurance reserves above are at the undiscounted obligation amount.  The self-insurance reserves liabilities are recorded on our Consolidated Balance Sheets at our estimate of their net present value and do not have scheduled maturities, however we can estimate the timing of future payments based upon historical patterns.

We record a reserve for potential liabilities related to uncertain tax positions, including estimated interest and penalties, which are fully disclosed in Note 14 “Income Taxes” to the Consolidated Financial Statements.  These estimates are not included in the above table because the timing related to the ultimate resolution or settlement of these positions cannot be determined.  As of December 31, 2012, we recorded a liability of $59 million related to these uncertain tax positions on our Consolidated Balance Sheets, all of which was included as a component of “Other liabilities”.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which we have an obligation to the entity that is not recorded in our consolidated financial statements.  We have historically utilized various off-balance sheet financial instruments, including sale-leaseback and synthetic lease transactions, but we have not entered into any such transactions for over five years and do not plan to utilize off-balance sheet arrangements in the future to fund our working capital requirements, operations or growth plans.

We issue stand-by letters of credit provided by a $200 million sub limit under the Revolving Credit Facility that reduce our available borrowings under the Revolving Credit Facility.  Those letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies.  Substantially all of the outstanding letters of credit have a one-year term from the date of issuance.  Letters of credit totaling $57 million and $60 million were outstanding at December 31, 2012 and 2011, respectively.

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.  See “Contractual Obligations” and Note 11 “Commitments” to the Consolidated Financial Statements for information on our operating leases.

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

We also record a reserve to reduce the carrying value of our perpetual inventory to account for quantities in our perpetual records above the actual existing quantities on hand caused by unrecorded shrink.  We estimate this reserve based on the results of our extensive and frequent cycle counting programs and periodic, full physical inventories at our stores and DCs.  To the extent that our estimates do not accurately reflect the actual unrecorded inventory shrinkage, we could potentially experience a material impact to our inventory balances.  We have historically been able to provide a timely and accurate measurement of shrink and have not experienced material adjustments to our estimates.  If unrecorded shrink changed 10% from the estimate that we recorded based on our historical experience at December 31, 2012, the financial impact would have been approximately $1 million or 0.1% of pretax income for the year ended December 31, 2012.

•

Accounts Receivable – We provide credit to our commercial customers in the ordinary course of business.  We estimate the allowance for doubtful accounts on these receivables based on historical loss ratios and other relevant factors.  Actual results have consistently been within management’s expectations, and we do not believe there is a reasonable likelihood that there will be a material change in the future that will require a significant change in the assumptions or estimates we use to calculate our allowance for doubtful accounts.  However, if actual results differ from our estimates, we may be exposed to losses or gains.  If the allowance for doubtful accounts were changed 10% from our estimated allowance at December 31, 2012, the financial impact would have been approximately $1 million or 0.1% of pretax income for the year ended December 31, 2012.

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

We review goodwill for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values.  We have not historically recorded an impairment to goodwill.  The process of evaluating goodwill for impairment involves the determination of the fair value of our Company using the market approach.  Inherent in such fair value determinations are certain judgments and estimates, including estimates which incorporate assumptions marketplace participants would use in making their estimates of fair value.  In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, we will adjust the carrying value of these assets in the period in which the impairment occurs, however, we do not believe there has been any change of events or circumstances that would indicate that a reevaluation of goodwill is required as of December 31, 2012, nor do we believe goodwill is at risk of failing impairment testing.  If the price of O’Reilly stock, which was a primary input used to determine our market capitalization during step one of goodwill impairment testing, changed by 10% from the value used during testing, the results and our conclusions would not have changed and no further steps would have been required.

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

•

Warranty Reserves – We offer warranties on certain merchandise we sell with warranty periods ranging from 30 days to limited lifetime warranties.  The risk of loss arising from warranty claims is typically the obligation of our vendors.  Certain vendors provide upfront allowances to us in lieu of accepting the obligation for warranty claims.  For this merchandise, when sold, we bear the risk of loss associated with the cost of warranty claims.  Differences between vendor allowances received in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to cost of sales.  Estimated warranty costs, which are recorded as obligations at the time of sale, are based on the historical failure rate of each individual product line.  Our historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims.  If warranty reserves were changed 10% from our estimated reserves at December 31, 2012, the financial impact would have been approximately $3 million or 0.3% of pretax income for the year ended December 31, 2012.

•

Self-Insurance Reserves – We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities from workers’ compensation, general liability, vehicle liability, property loss, and Team Member health care benefits.  With the exception of certain Team Member health care benefit liabilities, employment related claims and litigation, certain commercial litigation and certain regulatory matters, we obtain third-party insurance coverage to limit our exposure for any individual workers’ compensation, general liability, vehicle liability or property loss claim.  When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts.  The assumptions made by management as they relate to each of these factors represent our judgment as to the most probable cumulative impact of each factor to our future obligations.  Our calculation of self-insurance liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date and the application of alternative assumptions could result in a different estimate of these liabilities.  Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains.  As we obtain additional information that affects the assumptions and estimates we used to recognize liabilities for claims incurred in prior accounting periods, we adjust our self-insurance liabilities to reflect the revised estimates based on this additional information.  These liabilities are recorded at our estimate of their net present value, using a credit-adjusted discount rate.  These liabilities do not have scheduled maturities, but we can estimate the timing of future payments based upon historical patterns.  We could apply alternative assumptions regarding the timing of payments or the applicable discount rate that could result in materially different estimates of the net present value of the liabilities.  If self-insurance reserves were changed 10% from our estimated reserves at December 31, 2012, the financial impact would have been approximately $11 million or 1.2% of pretax income for the year ended December 31, 2012.

•

Closed Property Reserves – We maintain reserves for closed stores and other properties that are no longer utilized in current operations.  We accrue for closed property operating lease liabilities using a credit-adjusted discount rate to calculate the present value of the remaining non-cancelable lease payments, contractual occupancy costs and lease termination fees after the closing date, net of estimated sublease income.  The closed property lease liabilities are expected to be paid over the remaining lease terms.  We estimate sublease income and future cash flows based on our experience and knowledge of the market in which the closed property is located, our previous efforts to dispose of similar assets and existing economic conditions.  Adjustments to closed property reserves are made to reflect changes in estimated sublease income or actual exit costs from original estimates.  Adjustments are made for changes in estimates in the period in which the changes become known.  If closed property reserves were changed 10% from our estimated reserves at December 31, 2012, the financial impact would have been approximately $1 million or 0.1% of pretax income for the year ended December 31, 2012.

•

Legal Reserves – We maintain reserves for expenses associated with litigation for which O’Reilly is currently involved.  We are currently involved in litigation incidental to the ordinary conduct of our business.  We resolved the governmental investigations and litigation that were being conducted against CSK and certain of CSK’s former employees for alleged conduct relating to periods prior to the acquisition date.  As a result of the acquisition, we incurred legal fees and costs related to such investigations, litigation and indemnity obligations.  Our legal reserve was principally recorded as an assumed liability in our allocation of the purchase price of CSK.  Management, with the assistance of outside legal counsel, must make estimates of potential legal obligations and possible liabilities arising from such litigation and records reserves for these expenditures.  If legal reserves were changed 10% from our estimated reserves at December 31, 2012, the financial impact would have been approximately $2 million or 0.2% of pretax income for the year ended December 31, 2012.

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

QUARTERLY RESULTS

The following table sets forth certain quarterly unaudited operating data for fiscal 2012 and 2011.  The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown.  The unaudited operating data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included therein.

	Fiscal 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share and comparable store sales data)
Comparable store sales	6.1%	2.5%	1.3%	4.2%
Sales	$1,529,392	$1,562,849	$1,601,558	$1,488,385
Gross profit	761,680	779,861	805,493	750,384
Operating income	247,501	243,603	263,318	222,971
Net income	147,492	146,120	159,332	132,802
Earnings per share – basic	$1.16	$1.17	$1.34	$1.16
Earnings per share – assuming dilution	$1.14	$1.15	$1.32	$1.14

	Fiscal 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share and comparable store sales data)
Comparable store sales	5.7%	4.4%	4.8%	3.3%
Sales	$1,382,738	$1,479,318	$1,535,453	$1,391,307
Gross profit	669,781	718,661	754,210	694,697
Former CSK officer clawback	-	-	-	(2,798)
Operating income	196,437	222,368	241,050	206,911
Write-off of debt issuance costs	(21,626)	-	-	-
Termination of interest rate swap agreements	(4,237)	-	-	-
Net income	102,474	133,772	148,439	122,988
Earnings per share – basic	$0.73	$0.97	$1.12	$0.96
Earnings per share – assuming dilution	$0.72	$0.96	$1.10	$0.94

RECENT ACCOUNTING PRONOUNCEMENTS

In February of 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ( “ASU 2013-02”).  Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component.  In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period.  For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts.  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements.  We plan to adopt this guidance beginning with our first quarter ended March 31, 2013; the application of this guidance affects presentation only and therefore, is not expected to have an impact on our consolidated financial condition, results of operations or cash flows.

Item 7A.            Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility.  Historically, we had entered into interest rate swap contracts to mitigate our exposure to interest rate risks associated with borrowings against our previous credit facility with variable interest rates, however, as of December 31, 2012, we did not have any interest rate swap contracts and had no outstanding borrowings under our Revolving Credit Facility.

We had outstanding fixed rate debt of $1.10 billion and $0.80 billion as of December 31, 2012 and 2011, respectively.  The fair value of our fixed rate debt was estimated at $1.20 billion and $0.85 billion as of December 31, 2012 and 2011, respectively, which was determined by reference to quoted market prices.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of December 31, 2012, our cash and cash equivalents totaled $248 million.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment, management believes that as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report which is included herein.

/s/ Greg Henslee	/s/ Thomas McFall
Greg Henslee President & Chief Executive Officer February 28, 2013	Thomas McFall Executive Vice President of Finance & Chief Financial Officer
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O’Reilly Automotive, Inc. and Subsidiaries

We have audited O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). O’Reilly Automotive, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, O’Reilly Automotive, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, of O’Reilly Automotive, Inc. and Subsidiaries and our report dated February 28, 2013, expressed an unqualified opinion thereon.

   /s/ Ernst & Young LLP

Kansas City, Missouri

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O’Reilly Automotive, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O’Reilly Automotive, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), O’Reilly Automotive, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri

February 28, 2013

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$248,128	$361,552
Accounts receivable, less allowance for doubtful accounts of $6,447 in 2012 and $6,403 in 2011	122,989	135,149
Amounts receivable from vendors	58,185	68,604
Inventory	2,276,331	1,985,748
Other current assets	27,315	56,557
Total current assets	2,732,948	2,607,610

Property and equipment, at cost	3,269,570	3,026,996
Less: accumulated depreciation and amortization	1,057,980	933,229
Net property and equipment	2,211,590	2,093,767

Notes receivable, less current portion	5,347	10,889
Goodwill	758,410	743,907
Other assets, net	40,892	44,328
Total assets	$5,749,187	$5,500,501

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,929,112	$1,279,294
Self-insurance reserves	54,190	53,155
Accrued payroll	60,120	52,465
Accrued benefits and withholdings	42,417	41,512
Deferred income taxes	19,472	1,990
Income taxes payable	5,932	-
Other current liabilities	161,400	150,932
Current portion of long-term debt	222	662
Total current liabilities	2,272,865	1,580,010

Long-term debt, less current portion	1,095,734	796,912
Deferred income taxes	79,544	88,864
Other liabilities	192,737	189,864

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 5,000,000
Issued and outstanding shares - none	-	-
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
112,963,413 as of December 31, 2012, and
127,179,792 as of December 31, 2011	1,130	1,272
Additional paid-in capital	1,083,910	1,110,105
Retained earnings	1,023,267	1,733,474
Total shareholders’ equity	2,108,307	2,844,851

Total liabilities and shareholders’ equity	$5,749,187	$5,500,501

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share data)

	For the Year Ended December 31,
	2012	2011	2010
Sales	$6,182,184	$5,788,816	$5,397,525
Cost of goods sold, including warehouse and distribution expenses	3,084,766	2,951,467	2,776,533
Gross profit	3,097,418	2,837,349	2,620,992

Selling, general and administrative expenses	2,120,025	1,973,381	1,887,316
Former CSK officer clawback	-	(2,798)	-
Legacy CSK DOJ investigation charge	-	-	20,900
Operating income	977,393	866,766	712,776

Other income (expense):
Interest expense	(40,200)	(28,165)	(39,273)
Interest income	2,441	2,245	1,941
Write-off of asset-based revolving credit facility debt issuance costs	-	(21,626)	-
Termination of interest rate swap agreements	-	(4,237)	-
Gain on settlement of note receivable	-	-	11,639
Other, net	1,887	790	2,290
Total other expense	(35,872)	(50,993)	(23,403)

Income before income taxes	941,521	815,773	689,373

Provision for income taxes	355,775	308,100	270,000
Net income	$585,746	$507,673	$419,373

Earnings per share-basic:
Earnings per share	$4.83	$3.77	$3.02
Weighted-average common shares outstanding – basic	121,182	134,667	138,654

Earnings per share-assuming dilution:
Earnings per share	$4.75	$3.71	$2.95
Weighted-average common shares outstanding – assuming dilution	123,314	136,983	141,992

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Year Ended December 31,
	2012	2011	2010
Components of comprehensive income:
Net income	$585,746	$507,673	$419,373
Unrealized losses on cash flow hedges, net of tax	-	-	4,992
Reclassification adjustment for unrealized losses on cash flow hedges, net of tax, included in net income	-	2,970	-
Other comprehensive income	-	2,970	4,992
Total comprehensive income	$585,746	$510,643	$424,365

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	137,468	$1,375	$1,042,329	$1,650,123	$(7,962)	$2,685,865
Net income	-	-	-	419,373	-	419,373
Unrealized losses on cash flow hedge, net of tax of $3,215	-	-	-	-	4,992	4,992
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	194	2	7,860	-	-	7,862
Net issuance of common stock upon exercise of stock options	2,332	23	56,827	-	-	56,850
Excess tax benefit of stock options exercised	-	-	18,419	-	-	18,419
Share based compensation	-	-	16,052	-	-	16,052
Exchange of exchangeable notes by holders	1,032	10	262	-	-	272
Balance at December 31, 2010	141,026	$1,410	$1,141,749	$2,069,496	$(2,970)	$3,209,685
Net income	-	-	-	507,673	-	507,673
Reclassification adjustment for unrealized losses on cash flow hedge, net of tax of $1,875, included in net income	-	-	-	-	2,970	2,970
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	170	2	9,037	-	-	9,039
Net issuance of common stock upon exercise of stock options	1,861	19	50,290	-	-	50,309
Excess tax benefit of stock options exercised	-	-	22,885	-	-	22,885
Share based compensation	-	-	18,922	-	-	18,922
Share repurchases, including fees	(15,877)	(159)	(132,778)	(843,695)	-	(976,632)
Balance at December 31, 2011	127,180	$1,272	$1,110,105	$1,733,474	$-	$2,844,851
Net income	-	-	-	585,746	-	585,746
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	124	1	9,552	-	-	9,553
Net issuance of common stock upon exercise of stock options	1,860	19	54,857	-	-	54,876
Excess tax benefit of stock options exercised	-	-	38,572	-	-	38,572
Share based compensation	-	-	19,996	-	-	19,996
Share repurchases, including fees	(16,201)	(162)	(149,172)	(1,295,953)	-	(1,445,287)
Balance at December 31, 2012	112,963	$1,130	$1,083,910	$1,023,267	$-	$2,108,307

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$585,746	$507,673	$419,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	177,106	165,880	161,442
Amortization of debt premium, discount and issuance costs	1,788	1,797	7,852
Write-off of asset-based revolving credit facility debt issuance costs	-	21,626	-
Excess tax benefit from stock options exercised	(38,631)	(22,985)	(18,587)
Deferred income taxes	8,162	54,120	99,257
Gain on settlement of note receivable	-	-	(11,639)
Share-based compensation programs	22,026	20,579	16,973
Other	7,464	8,292	6,893
Changes in operating assets and liabilities:
Accounts receivable	4,404	(21,219)	(21,748)
Inventory	(276,904)	37,740	(110,271)
Accounts payable	645,706	383,632	82,574
Income taxes payable	71,346	(8,625)	15,346
Accrued payroll	7,655	(269)	9,939
Accrued benefits and withholdings	5,464	1,500	8,930
Other	30,223	(30,750)	37,353
Net cash provided by operating activities	1,251,555	1,118,991	703,687

Investing activities:
Purchases of property and equipment	(300,719)	(328,319)	(365,419)
Proceeds from sale of property and equipment	3,044	2,715	2,124
Payments received on notes receivable	4,157	5,435	17,364
Other	(23,889)	516	(5,346)
Net cash used in investing activities	(317,407)	(319,653)	(351,277)

Financing activities:
Proceeds from borrowings on asset-based revolving credit facility	-	42,400	548,700
Payments on asset-based revolving credit facility	-	(398,400)	(871,500)
Proceeds from the issuance of long-term debt	298,881	795,963	-
Payment of debt issuance costs	(2,376)	(9,942)	-
Principal payments on debt and capital leases	(935)	(1,443)	(108,527)
Repurchases of common stock	(1,445,287)	(976,632)	-
Excess tax benefit from stock options exercised	38,631	22,985	18,587
Net proceeds from issuance of common stock	63,514	57,562	63,116
Net cash used in financing activities	(1,047,572)	(467,507)	(349,624)

Net increase (decrease) in cash and cash equivalents	(113,424)	331,831	2,786
Cash and cash equivalents at beginning of year	361,552	29,721	26,935
Cash and cash equivalents at end of year	$248,128	$361,552	$29,721

Supplemental disclosures of cash flow information:
Income taxes paid	$274,637	$252,769	$154,146
Interest paid, net of capitalized interest	34,655	13,350	31,211

See accompanying Notes to consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

O'Reilly Automotive, Inc. (“O’Reilly” or the “Company”) is a specialty retailer and supplier of automotive aftermarket parts.  The Company’s stores carry an extensive product line, including new and remanufactured automotive hard parts, maintenance items and various automotive accessories.  As of December 31, 2012, the Company owned and operated 3,976 stores in 42 states, servicing both the do-it-yourself (“DIY”) customer and the professional service provider.  The Company’s robust distribution system provides stores with same-day or overnight access to an extensive inventory of hard-to-find items not typically stocked in the stores of other auto parts retailers.

Segment reporting:

The Company is managed and operated by a single management team reporting to the chief operating decision maker.  O'Reilly stores have similar characteristics including the nature of the products and services, the type and class of customers and the methods used to distribute products and provide service to its customers and, as a whole, make up a single operating segment.  The Company does not prepare discrete financial information with respect to product lines or geographic locations and as such has one reportable segment.

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

Accounts receivable:

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company considers the following factors when determining if collection is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms.  Amounts due to the Company from its Team Members are included as a component of accounts receivable.  These amounts consist primarily of purchases of merchandise on Team Member accounts.  Accounts receivable due from Team Members was approximately $2.1 million and $2.2 million as of December 31, 2012 and 2011, respectively.

The Company grants credit to certain customers who meet the Company’s pre-established credit requirements.  Concentrations of credit risk with respect to these receivables are limited because the Company’s customer base consists of a large number of small customers, spreading the credit risk across a broad base.  The Company also controls this credit risk through credit approvals, credit limits and accounts receivable and credit monitoring procedures.  Generally, the Company does not require security when credit is granted to customers.  Credit losses are provided for in the Company’s consolidated financial statements and have consistently been within management’s expectations.

Amounts receivable from vendors:

The Company receives concessions from its vendors through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates and co-operative advertising.  Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes, are reported as a reduction of advertising expense in the period in which the advertising occurred.  All other vendor concessions are recognized as a reduction to the cost of inventory.  Amounts receivable from vendors also includes amounts due to the Company for changeover merchandise and product returns.  The Company regularly reviews vendor receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s vendors’ financial positions and corresponding abilities to meet financial obligations.  Management does not believe there is a reasonable likelihood that the Company will be unable to collect the amounts receivable from vendors and the Company did not record a reserve for uncollectable amounts from vendors in the consolidated financial statements as of December 31, 2012 or 2011.

Inventory:

Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market.  Inventory also includes capitalized costs related to procurement, warehousing and distribution centers (“DC”).  Cost has been determined using the last-in, first-out (“LIFO”) method, which more accurately matches costs with related revenues.  The replacement cost of inventory was $2.31 billion and $2.04 billion as of December 31, 2012 and 2011, respectively.

Property and equipment:

Property and equipment are carried at cost.  Depreciation is calculated using the straight-line method generally over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the lease term or the estimated economic life of the assets.  The lease term includes renewal options determined by management at lease inception for which failure to execute renewal options would result in a substantial economic penalty to the Company.  Maintenance and repairs are charged to expense as incurred.  Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is included as a component of “Other income (expense)” in the Company’s Consolidated Statements of Income.  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The following table identifies the types of property and equipment included in the accompanying consolidated financial statements as of December 31, 2012 and 2011 (in thousands, except useful lives):

	Original Useful Lives	December 31, 2012	December 31, 2011
Land		$420,292	$462,790
Buildings and building improvements	15 – 39 years	1,078,265	1,012,709
Leasehold improvements	3 – 25 years	447,046	395,274
Furniture, fixtures and equipment	3 – 20 years	932,406	906,257
Vehicles	5 – 10 years	231,615	206,685
Construction in progress		159,946	43,281
Total property and equipment		3,269,570	3,026,996
Less: accumulated depreciation and amortization		1,057,980	933,229
Net property and equipment		$2,211,590	$2,093,767

The gross value of capital lease assets included in the “Vehicles” amounts of the above table was $8.4 million and $8.6 million at December 31, 2012 and 2011, respectively.  As of December 31, 2012 and 2011, the Company recorded accumulated amortization on these capital lease assets in the amounts of $8.4 million and $7.9 million, respectively, all of which was included in “accumulated depreciation and amortization” in the above table.

Notes receivable:

The Company had notes receivable from vendors and other third parties amounting to $9.5 million and $15.0 million at December 31, 2012 and 2011, respectively.  The notes receivable, which bear interest at rates ranging from 0% to 10%, are due in varying amounts through March of 2019.  Interest income on notes receivable is recorded in accordance with the note terms to the extent that such amounts are expected to be collected.  The Company regularly reviews its notes receivable for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s borrowers’ financial positions and corresponding abilities to meet financial obligations.  Management does not believe there is a reasonable likelihood that the Company will be unable to collect the notes receivable and the Company did not record a reserve for uncollectable notes receivable in the consolidated financial statements as of December 31, 2012 or 2011.

Goodwill and other intangible assets:

The accompanying Consolidated Balance Sheets at December 31, 2012 and 2011, include goodwill and other intangible assets recorded as the result of acquisitions.  The Company reviews goodwill for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values, rather than systematically amortizing goodwill against earnings.  During 2012 and 2011, the goodwill impairment test included a quantitative assessment, which compared the fair value of a reporting unit to its carrying amount, including goodwill.  The Company operates as a single reporting unit, and the Company determined that its fair value exceeded its carrying value, including goodwill, as of December 31, 2012 and 2011; as such, no goodwill impairment adjustment was required as of December 31, 2012 and 2011.  Finite-lived intangibles are carried at cost.  Amortization is calculated using the straight-line method, generally over the estimated useful lives of the intangibles.

Impairment of long-lived assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset.  If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company has not historically recorded any material impairment to its long-lived assets; the Company did not record an impairment of long-lived assets during the year ended December 31, 2012 or 2011.

Self-insurance reserves:

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for Team Member health care benefits, workers’ compensation, vehicle liability, general liability and property loss.  With the exception of certain Team Member health care benefit liabilities, employment related claims and litigation, certain commercial litigation and certain regulatory matters, the Company obtains third-party insurance coverage to limit its exposure.  The Company estimates its self-

insurance liabilities by considering a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, growth patterns and exposure forecasts.  Certain of these liabilities were recorded at their net present value discounted using the Company’s incremental borrowing rate of 4.50% and 4.75% as of December 31, 2012 and 2011, respectively.

The following table identifies the components of the Company’s self-insurance reserves as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Self-insurance reserves (undiscounted)	$122,866	$116,696
Self-insurance reserves (discounted)	$111,840	$106,011

The current portion of the Company’s discounted self-insurance reserves totaled $54.2 million and $53.2 million as of December 31, 2012 and 2011, respectively.  The remainder was included within “Other liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011.

Warranties:

The Company offers warranties on certain merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties.  The risk of loss arising from warranty claims is typically the obligation of the Company’s vendors.  Certain vendors provide upfront allowances to the Company in lieu of accepting the obligation for warranty claims.  For this merchandise, when sold, the Company bears the risk of loss associated with the cost of warranty claims.  Differences between vendor allowances received by the Company in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to cost of sales.  Estimated warranty costs, which are recorded as obligations at the time of sale, are based on the historical failure rate of each individual product line.  The Company’s historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims.  See Note 8 for further information concerning the Company’s aggregate product warranty liability.

Litigation reserves:

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business.  The Company records reserves for litigation losses in instances where a material adverse outcome is probable and the Company is able to reasonably estimate the probable loss.  The Company reserves for an estimate of material legal costs to be incurred on pending litigation matters.  Although the Company cannot ascertain the total amount of liability that it may incur from any of these matters, the Company does not currently believe that in the aggregate, taking into account applicable insurance coverage, these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.  In addition, O’Reilly was involved in resolving legacy governmental investigations and litigation commenced by the Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) against CSK Automotive Corporation (“CSK”) and certain former CSK employees arising out of alleged conduct relating to periods prior to the Company’s acquisition of CSK; as a result, O’Reilly incurred legal fees and costs related to potential indemnification obligations.  See Note 12 for further information concerning these legal matters.

Closed property liabilities:

The Company maintains reserves for closed stores and other properties that are no longer being utilized in current operations.  The Company provides for these liabilities using a credit-adjusted discount rate to calculate the present value of the remaining non-cancelable lease payments, occupancy costs and lease termination fees after the close date, net of estimated sublease income.  In conjunction with the acquisition of CSK, the Company’s reserves include purchase accounting liabilities related to acquired properties that were no longer being utilized in the acquired business as well as the Company’s planned exit activities.  See Note 6 for further information concerning these closed property liabilities.

Derivative instruments and hedging activities:

The Company’s accounting policies for derivative financial instruments are based on whether the instruments meet the criteria for designation as cash flow or fair value hedges. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction and the probability that the underlying transaction will occur.  A designated hedge of the exposure to variability in the future cash flows of an asset or a liability qualifies as a cash flow hedge.  A designated hedge of the exposure to changes in fair value of an asset or a liability qualifies as a fair value hedge.  For derivatives with cash flow hedge accounting designation, the Company would recognize the after-tax gain or loss from the effective portion of the hedge as a component of “Accumulated other comprehensive loss” and would reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction.  For derivatives with fair value hedge accounting designation, the Company would recognize gains or losses from the change in fair value of these derivatives, as well as the offsetting change in the fair value of the underlying hedged item, in earnings.  As of December 31, 2012 and 2011, the Company did not hold any instruments that qualified as cash flow or fair value hedge derivatives.

Share repurchases:

In January of 2011, the Company’s Board of Directors approved a share repurchase program.  Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  All shares repurchased under the share repurchase program are retired and recorded under the par value method on the accompanying Consolidated Balance Sheets.  See Note 9 for further information concerning the Company’s share repurchase program.

Revenue recognition:

Over-the-counter retail sales are recorded when the customer takes possession of the merchandise.  Sales to professional service provider customers, also referred to as “commercial sales,” are recorded upon same-day delivery of the merchandise to the customer, generally at the customer’s place of business.  Wholesale sales to other retailers, also referred to as “jobber sales,” are recorded upon shipment of the merchandise from a regional distribution center (“DC”) with same-day delivery to the jobber customer's location.  Internet retail sales are recorded when the merchandise is shipped or when the merchandise is picked up in a store.  All sales are recorded net of estimated returns allowances, discounts and taxes.

Cost of goods sold and selling, general and administrative expenses:

The following table illustrates the primary costs classified in each major expense category:

Cost of goods sold, including warehouse and distribution expenses	Selling, general and administrative expenses
Total cost of merchandise sold, including:	Payroll and benefit costs for store and corporate Team Members
Freight expenses associated with acquiring merchandise and with moving merchandise inventories from the Company's distribution centers to the stores	Occupancy costs of store and corporate facilities
Defective merchandise and warranty costs	Depreciation and amortization related to store and corporate assets
Vendor allowances and incentives, including:	Vehicle expenses for store delivery services
Allowances that are not reimbursements for specific, incremental and identifiable costs	Self-insurance costs
Cash discounts on payments to vendors	Closed store expenses
Costs associated with the Company's supply chain, including:	Other administrative costs, including:
Payroll and benefit costs	Accounting, legal and other professional services
Warehouse occupancy costs	Bad debt, banking and credit card fees
Transportation costs	Supplies
Depreciation	Travel
Inventory shrinkage	Advertising costs

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

Advertising expenses:

Advertising expense consists primarily of expenses related to the Company’s integrated marketing program, which includes television, radio, direct mail and newspaper distribution, in-store and online promotions, and sports and event sponsorships.  The Company expenses advertising costs as incurred.  The Company also participates in cooperative advertising arrangements with certain of its vendors.  Advertising expense included as a component of “Selling, general and administrative expenses” (“SG&A”) on the accompanying Consolidated Statements of Income amounted to $74.8 million, $73.8 million and $70.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Interest expense:

The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average interest rates incurred on long-term borrowings.  Total interest costs capitalized for the years ended December 31, 2012, 2011 and 2010, were $6.1 million, $4.7 million and $5.1 million, respectively.

In conjunction with the issuance or amendment of long-term debt instruments, the Company incurs various costs including debt registration fees, accounting and legal fees and underwriter and book runner fees.  These debt issuance costs have been deferred and are being amortized over the term of the corresponding debt issue and the amortization expense is included as a component of “Interest expense” in the accompanying Consolidated Statements of Income.  Deferred debt issuance costs totaled $10.1 million and $9.0 million, net of amortization, as of December 31, 2012 and 2011, respectively, of which $1.5 million and $1.3 million were included within “Other current assets” on the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011, with the remainder included within “Other assets” on the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011.  All unamortized debt issuance costs related to the Company’s asset-based revolving credit facility (“ABL Credit Facility”) were expensed in January of 2011, in conjunction with the issuance of the Company’s $500 million unsecured 4.875% Senior Notes due 2021 (the “4.875% Senior Notes due 2021”) and subsequent repayment and retirement of the ABL Credit Facility.  See Note 4 for further information concerning debt issuance costs associated with the issuances of or amendments to long-term debt instruments.

Income taxes:

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on differences between the GAAP basis and tax basis of assets and liabilities using enacted tax rules and rates currently scheduled to be in effect for the year in which the differences are expected to reverse.  Tax carry forwards are also recognized in deferred tax assets and liabilities under this method.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date.  The Company would record a valuation allowance against deferred tax assets to the extent it is more likely than not the amount will not be realized, based upon evidence available at the time of the determination and any change in the valuation allowance is recorded in the period of a change in such determination.  The Company did not establish a valuation allowance for deferred tax assets as of December 31, 2012 and 2011, as it was considered more likely than not that deferred tax assets were realizable through a combination of future taxable income, the realization of deferred tax liabilities and tax planning strategies.   The Company regularly reviews its potential tax liabilities for tax years subject to audit.  The amount of such liabilities is based on various factors, such as differing interpretations of tax regulations by the responsible tax authority, experience with previous tax audits and applicable tax law rulings.  Changes in the Company’s tax liability may occur in the future as its assessments change based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations.  In management’s opinion, adequate provisions for income taxes have been made for all years presented.  The estimates of the Company’s potential tax liabilities contain uncertainties because management must use judgment to estimate the exposures associated with the Company’s various tax positions and actual results could differ from estimates.

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

New accounting pronouncements:

In February of 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ( “ASU 2013-02”).  Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component.  In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period.  For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts.  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The Company plans to adopt this guidance beginning with its first quarter ended March 31, 2013; the application of this guidance affects presentation only and therefore, is not expected to have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of December 31, 2012 and 2011, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes are included in “Long-term debt, less current portion” on the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of December 31, 2012, was determined by reference to quoted market prices of the same or similar instruments (Level 2), and the fair value as of December 31, 2011, was determined by reference to quoted market prices (Level 1) (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.875% Senior Notes due 2021 (1)	$497,173	$559,870	$496,824	$533,150
4.625% Senior Notes due 2021 (1)	$299,545	$331,224	$299,493	$313,830
3.800% Senior Notes due 2022 (1)	$298,916	$313,890	$-	$-
(1) Transferred from Level 1, as of December 31, 2011, to Level 2, as of December 31, 2012, within the hierarchy due to the absence of unadjusted, quoted prices in active markets.

The accompanying Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from vendors and accounts payable.  Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 3 – GOODWILL AND OTHER INTANGIBLES

Goodwill:

Goodwill is reviewed for impairment annually during the fourth quarter, or more frequently if events or changes in business conditions indicate that impairment may exist.  Goodwill is not amortizable for financial statement purposes. During the year ended December 31, 2012, the Company recorded an increase in goodwill of $14.5 million, resulting primarily from purchase price allocations related to small acquisitions, partially offset by the excess tax benefit related to exercises of stock options acquired in the acquisition of CSK.  The Company did not record any goodwill impairment during the year ended December 31, 2012 or 2011.

The following table identifies the changes in goodwill for the years ended December 31, 2012 and 2011 (in thousands):

Balance at December 31, 2010	$743,975
Other	(68)
Balance at December 31, 2011	743,907
Other	14,503
Balance at December 31, 2012	$758,410

As of December 31, 2012 and 2011, other than goodwill, the Company did not have any other unamortizable intangible assets.

Intangibles other than goodwill:

The following table identifies the components of the Company’s amortizable intangibles as of December 31, 2012 and 2011 (in thousands):

	Cost of Amortizable Intangibles		Accumulated Amortization (Expense) Benefit		Net Amortizable Intangibles
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Amortizable intangible assets:
Favorable leases	$50,910	$51,660	$(28,566)	$(23,969)	$22,344	$27,691
Non-compete agreements	717	793	(447)	(427)	270	366
Total amortizable intangible assets	$51,627	$52,453	$(29,013)	$(24,396)	$22,614	$28,057

Unfavorable leases	$49,380	$49,380	$32,210	$26,560	$17,170	$22,820

The Company recorded favorable lease assets in conjunction with the acquisition of CSK; these favorable lease assets represent the values of operating leases acquired with favorable terms.  These favorable leases had an estimated weighted-average remaining useful life of approximately 10.1 years as of December 31, 2012.  For the years ended December 31, 2012, 2011 and 2010, the Company recorded amortization expense of $4.7 million, $6.1 million, and $8.5 million, respectively, related to its amortizable intangible assets, which are included in “Other assets, net” on the accompanying Consolidated Balance Sheets.

The Company recorded unfavorable lease liabilities in conjunction with the acquisition of CSK; these unfavorable lease liabilities represent the values of operating leases acquired with unfavorable terms.  These unfavorable leases had an estimated weighted-average remaining useful life of approximately 5.3 years as of December 31, 2012.  For the years ended December 31, 2012, 2011 and 2010, the Company recognized an amortized benefit of $5.7 million, $6.7 million and $7.0 million, respectively, related to these unfavorable operating leases, which are included in “Other liabilities” on the accompanying Consolidated Balance Sheets.  These unfavorable lease liabilities are not included as a component of the Company’s closed store reserves, which are discussed in Note 6.

The following table identifies the estimated amortization expense and benefit of the Company’s intangibles for each of the next five years as of December 31, 2012 (in thousands):

	Amortization Expense	Amortization Benefit	Total Amortization Benefit (Expense)
2013	$(3,997)	$4,548	$551
2014	(3,098)	3,642	544
2015	(2,667)	2,794	127
2016	(2,312)	2,076	(236)
2017	(1,897)	1,493	(404)
Total	$(13,971)	$14,553	$582

NOTE 4 – FINANCING

The following table identifies the balances of the Company’s financing facilities as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Revolving Credit Facility	$-	$-
4.875% Senior Notes due 2021 (1), effective interest rate of 4.973%	497,173	496,824
4.625% Senior Notes due 2021 (2), effective interest rate of 4.649%	299,545	299,493
3.800% Senior Notes due 2021 (3), effective interest rate of 3.845%	298,916	-

(1) Net of unamortized discount of $2.8 million and $3.2 million as of December 31, 2012 and 2011, respectively.
(2) Net of unamortized discount of $0.5 million and $0.5 million as of December 31, 2012 and 2011, respectively.
(3) Net of unamortized discount of $1.1 million as of December 31, 2012.

The following table identifies the principal maturities of the Company’s financing facilities as of December 31, 2012 (in thousands):

2013	$-
2014	-
2015	-
2016	-
2017	-
Thereafter	1,100,000
Total	$1,100,000

Unsecured revolving credit facility:

In January of 2011, the Company entered into a new credit agreement for a five-year $750 million unsecured revolving credit facility (the “Revolving Credit Facility”) arranged by Bank of America, N.A. (“BA”) and Barclays Capital, originally scheduled to mature in January of 2016.  In September of 2011, the Company amended the credit agreement (the “Credit Agreement”), decreasing the aggregate commitments under the Revolving Credit Facility to $660 million, extending the maturity date on the Credit Agreement to September of 2016 and reducing the facility fee and interest rate margins for borrowing under the Revolving Credit Facility.  In conjunction with the amendment, the Company recognized a one-time charge related to the modification in the amount of $0.3 million, which is included in “Other income (expense)” on the accompanying Consolidated Statements of Income for the year ended December 31, 2011.  The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility.  As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million.  As of December 31, 2012 and 2011, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $57.3 million and $59.9 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts.  As of December 31, 2012 and 2011, the Company had no outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin to Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions.  Based upon the Company’s credit ratings at December 31, 2012, its margin for Base Rate loans was 0.200%, its margin for Eurodollar Rate loans was 1.200% and its facility fee was 0.175%.

The Credit Agreement contains certain covenants, which include limitations on indebtedness, a minimum fixed charge coverage ratio of 2.00 times through December 31, 2012; 2.25 times thereafter through December 31, 2014; and 2.50 times thereafter through maturity; and a maximum adjusted consolidated leverage ratio of 3.00 times through maturity.  The consolidated leverage ratio includes a calculation of adjusted earnings before interest, taxes, depreciation, amortization, rent and stock based compensation expense to adjusted debt.  Adjusted debt includes outstanding debt, outstanding letters of credit, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate payment of outstanding principal amount plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders.  As of December 31, 2012, the Company remained in compliance with all covenants under the Credit Agreement.

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

3.800% Senior Notes due 2022:

On August 21, 2012, the Company issued $300 million aggregate principal amount of unsecured 3.800% Senior Notes due 2022 (“3.800% Senior Notes due 2022”) at a price to the public of 99.627% of their face value with UMB as trustee.  Interest on the 3.800% Senior Notes due 2022 is payable on March 1 and September 1 of each year, beginning on March 1, 2013, and is computed on the basis of a 360-day year.  The net proceeds from the issuance of the 3.800% Senior Notes due 2022 were used to pay fees and expenses related to the offering, with the remainder intended to be used to repay borrowings outstanding from time to time under the Revolving Credit Facility and for general corporate purposes, including share repurchases.

The senior notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees the Company’s obligations under the Company’s Revolving Credit Facility or certain other debt of the Company or any of the Subsidiary Guarantors.  The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the subsidiary guarantor’s guarantee under the Company’s Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all of the property of, the subsidiary guarantor.  Each of the Subsidiary Guarantors is wholly-owned, directly or indirectly, by the Company and the Company has no independent assets or operations other than those of its subsidiaries.  The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries.  Neither the Company, nor any of its Subsidiary Guarantors, are subject to any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of December 31, 2012.

NOTE 5 – LEASING

The following table identifies the future minimum lease payments under all of the Company’s operating and capital leases for each of the next five years and in the aggregate as of December 31, 2012 (in thousands):

	Operating Leases		Capital Leases
	Related Parties	Non-Related Parties	Non-Related Parties	Total
2013	$4,439	$235,601	$234	$240,274
2014	4,487	222,216	77	226,780
2015	4,430	198,700	25	203,155
2016	3,996	174,171	-	178,167
2017	3,300	150,970	-	154,270
Thereafter	11,618	829,172	-	840,790
Total	$32,270	$1,810,830	$336	$1,843,436

Capital lease agreements:

The Company assumed certain vehicle capital leases in the acquisition of CSK.  The remaining vehicle capital lease agreements have contractual terms of nine months, which will expire on October 15, 2013.  The present value of the future minimum lease payments under these vehicle capital leases totaled approximately $0.2 million and $0.7 million at December 31, 2012 and 2011, respectively, which were classified as long-term debt in the accompanying consolidated financial statements.  The Company did not acquire any additional vehicles under capital leases during the periods ended December 31, 2012 or 2011.

The Company assumed certain building capital leases in the CSK acquisition.  The remaining building capital lease agreement will expire on March 31, 2017.  The present value of future minimum lease payments under building capital leases totaled approximately $0.2 million and $0.5 million at December 31, 2012 and 2011, respectively, which was classified as long-term debt in the accompanying consolidated financial statements.  The Company did not acquire any additional buildings under capital leases during the periods ended December 31, 2012 or 2011.

Operating lease commitments:

The Company leases certain office space, retail stores, property and equipment under long-term, non-cancelable operating leases.  Most of these leases include renewal options and some include options to purchase, provisions for percentage rent based on sales and/or incremental step increase provisions.

The future minimum lease payments under the Company’s operating leases, in the table above, do not include potential amounts for percentage rent or other operating lease related costs and have not been reduced by expected future minimum sublease income.  Expected future minimum sublease income under non-cancelable subleases is approximately $13.9 million at December 31, 2012.

The following table summarizes the net rent expense amounts for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
	2012	2011	2010
Minimum operating lease expense	$234,113	$226,158	$221,540
Contingent rents	744	534	903
Other lease related occupancy costs	10,043	8,821	9,352
Total rent expense	244,900	235,513	231,795
Less: sublease income	4,031	4,616	4,916
Net rent expense	$240,869	$230,897	$226,879

NOTE 6 – EXIT ACTIVITIES

The Company maintains reserves for closed stores and other properties that are no longer utilized in current operations, and had previously maintained reserves for employee separation liabilities.

The following table identifies the closure reserves for stores, administrative office and distribution facilities, and reserves for employee separation costs at December 31, 2012 and 2011 (in thousands):

	Store Closure Liabilities	Administrative Office and Distribution Facilities Closure Liabilities	Employee Separation Liabilities
Balance at December 31, 2010:	13,971	5,608	1,156
Additions and accretion	695	314	-
Payments	(3,634)	(2,593)	(912)
Revisions to estimates	280	215	(244)
Balance at December 31, 2011:	11,312	3,544	-
Additions and accretion	584	170	-
Payments	(2,998)	(2,038)	-
Revisions to estimates	(561)	-	-
Balance at December 31, 2012:	$8,337	$1,676	$-

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

Revisions to estimates in closure reserves for stores and administrative office and distribution facilities include changes in the estimates of sublease agreements, changes in assumptions of various store and office closure activities, changes in assumed leasing arrangements and actual exit costs since the inception of the exit activities.  Revisions to estimates and additions or accretions to closure reserves for stores and administrative office and distribution facilities are included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010.

The cumulative amount incurred in closure reserves for stores from the inception of the exit activity through December 31, 2012, was $24.4 million.  The cumulative amount incurred in administrative office and distribution facilities from the inception of the exit activity through December 31, 2012, was $10.0 million.  The balance of both these reserves is included in “Other current liabilities” and “Other liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011, based upon the dates when the reserves are expected to be settled.

Employee separation liabilities:

The Company had previously maintained a reserve for employee separation liabilities.  Employee separation liabilities represented costs for anticipated payments, including payments required under various pre-existing employment arrangements with acquired CSK employees, which existed at the time of the acquisition, related to the planned involuntary termination of employees performing overlapping or duplicative functions.  The Company completed all restructuring activities related to these employee separation liabilities during 2012, and the reserve had no remaining balance as of December 31, 2012.

Revisions to estimates for employee separation liabilities included changes in assumptions surrounding the timing required to consolidate certain duplicative administration functions from the inception of the exit activities.  Revisions to estimates and additions or accretions to employee separation liabilities are included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income for the years ended December 31, 2011 and 2010.

The cumulative amount incurred for employee separation liabilities from the inception of the exit activity through December 31, 2012, was $29.4 million.

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Historically, the Company entered into interest rate swap contracts with various counterparties to mitigate cash flow risk associated with floating interest rates on outstanding borrowings under its ABL Credit Facility.  The fair values of the Company’s outstanding hedges were recorded as liabilities, the effective portion of the change in fair values of the Company’s cash flow hedges was recorded as a component of “Accumulated other comprehensive loss”, and any ineffectiveness was recognized in “Other income (expense)” in the accompanying Consolidated Statements of Income in the period of ineffectiveness.  The interest rate swap contracts were designated as cash flow hedges with interest payments designed to offset the interest payments for borrowings under the ABL Credit Facility that corresponded with the notional amounts of the swaps.  In January of 2011, the ABL Credit Facility was retired concurrent with the issuance of the Company’s 4.875% Senior Notes due 2021 and all interest rate swap contracts were terminated at the Company’s request.  The Company recognized a charge of $4.2 million related to the termination of the interest rate swap contracts, which was included as a component of “Other income (expense)” in the accompanying Consolidated Statements of Income for the year ended December 31, 2011.  During 2010, one interest rate swap contract was terminated at the Company’s request and was deemed to be ineffective as of the termination date.  The Company recognized $0.1 million in “Other income (expense)” on the accompanying Consolidated Statements of Income for the year ended December 31, 2010, as a result of this hedge ineffectiveness.  As of December 31, 2012, the Company did not hold any instruments that qualified as cash flow hedge derivatives.

The table below outlines the effects the Company’s derivative financial instruments had on its Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Location and Amount of Loss Recognized in Income on Derivatives
Derivatives Designated as Hedging Instruments		For the Year Ended December 31,
	Classification	2012	2011	2010
Interest rate swap contracts	Other income (expense)	$-	$(4,237)	$(65)

NOTE 8 – WARRANTIES

The Company provides warranties on certain merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties.  Estimated warranty costs are based on the historical failure rate of each individual product line and are recorded as obligations.  The Company’s historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims.  The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011.

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Balance at January 1,	$21,642	$22,429
Warranty claims	(50,009)	(46,779)
Warranty accruals	56,368	45,992
Balance at December 31,	$28,001	$21,642

NOTE 9 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program.  Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions, for a three-year period.  The Company and its Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  During 2012, the Company’s Board of Directors approved resolutions to increase the cumulative authorization amount to $3.0 billion.  Each prior $500 million authorization was effective for a three-year period, and expires November 12, 2015.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program (in thousands, except per share data):

	For the Year Ended December 31,
	2012	2011
Shares repurchased	16,201	15,877
Average price per share	$89.20	$61.49
Total investment	$1,445,044	$976,322

As of December 31, 2012, the Company had $578.6 million remaining under its share repurchase program.  Subsequent to the end of the year and through the date of this filing, the Company repurchased an additional 2.1 million shares of its common stock under its share repurchase program at an average price of $90.09 for a total investment of $185.6 million.  The Company has repurchased a total of 34.1 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 through and including February 28, 2013, at an average price of $76.37 for a total aggregate investment of $2.6 billion.

NOTE 10 – SHARE-BASED EMPLOYEE COMPENSATION PLANS AND OTHER COMPENSATION AND BENEFIT PLANS

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

The table below identifies the shares that have been authorized for issuance and the shares available for future issuance under the Company plans, as of December 31, 2012 (in thousands):

Plans	Total Shares Authorized for Issuance under the Plans	Shares Available for Future Issuance under the Plans
Employee Incentive Plans	34,000	6,544
Director Stock Plan	1,000	277
Performance Incentive Plan	650	381
Employee Stock Purchase Plan	4,250	1,002
Profit Sharing and Savings Plan	4,200	349

Stock options:

The Company’s employee incentive plans provide for the granting of stock options for the purchase of the common stock of the Company to certain key employees of the Company.  Employee stock options are granted at an exercise price that is equal to the closing market price of the Company’s common stock on the date of the grant.  Employee stock options granted under the plans expire after ten years and typically vest 25% per year, over four years, or the minimum required service period.  The Company records compensation expense for the grant date fair value of the option awards, adjusted for estimated forfeitures, evenly over the vesting period.

The table below identifies the employee stock option activity under these plans during the year ended December 31, 2012:

	Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	7,393	$37.41
Granted	1,834	88.75
Exercised	(1,831)	29.41
Forfeited	(675)	62.97
Outstanding at December 31, 2012	6,721	$51.03	6.86	$258,059
Vested or expected to vest at December 31, 2012	6,224	$49.17	6.70	$250,536
Exercisable at December 31, 2012	3,527	$31.36	5.17	$204,777

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

The table below identifies the director stock option activity under this plan during the year ended December 31, 2012:

	Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	97	$35.00
Granted	-	-
Exercised	(29)	34.92
Forfeited	-	-
Outstanding at December 31, 2012	68	$35.03	3.31	$3,698
Vested or expected to vest at December 31, 2012	68	$35.03	3.31	$3,698
Exercisable at December 31, 2012	68	$35.03	3.31	$3,698

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
•
•	Expected life - Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
•	Expected volatility – Measure of the amount by which the Company’s stock price has historically fluctuated.
•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the years ended December 31, 2012, 2011 and 2010:

	December 31,
	2012		2011		2010
Risk free interest rate	0.59%		1.16%		1.67%
Expected life	3.9	Years	3.7	Years	4.3	Years
Expected volatility	33.5%		33.3%		33.9%
Expected dividend yield	-%		-%		-%

The Company’s forfeiture rate is the estimated percentage of options awarded that are expected to be forfeited or cancelled prior to becoming fully vested.  The Company’s estimate is evaluated periodically, is based upon historical experience at the time of evaluation and reduces expense ratably over the vesting period or the minimum required service period.

The following table summarizes activity related to stock options awarded by the Company for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
Compensation expense for stock options awarded (in millions)	$18.5	$17.6	$14.9
Income tax benefit from compensation expense related to stock options (in millions)	7.1	6.8	5.7
Total intrinsic value of stock options exercised (in millions)	113.6	71.5	60.0
Cash received from exercise of stock options (in millions)	54.9	50.3	56.9
Weighted-average grant-date fair value of options awarded	$23.57	$16.93	$14.24
Weighted-average remaining contractual life of exercisable options (in years)	5.13	5.12	5.21

The remaining unrecognized compensation expense related to unvested stock option awards at December 31, 2012, was $53.5 million and the weighted-average period of time over which this cost will be recognized is 3.0 years.

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

The table below identifies the employee restricted stock activity under this plan during the year ended December 31, 2012:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2011	40	$50.72
Granted during the period	18	86.90
Vested during the period (1)	(30)	55.11
Forfeited during the period	(1)	61.08
Non-vested at December 31, 2012	27	$70.64

(1) Includes 13 thousand shares withheld to cover employees' taxes upon vesting.

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

The table below identifies the director restricted stock activity under this plan during the year ended December 31, 2012:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2011	8	$59.65
Granted during the period	5	102.39
Vested during the period	(3)	59.65
Forfeited during the period	-	-
Non-vested at December 31, 2012	10	$79.58

The following table summarizes activity related to restricted stock awarded by the Company for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
Compensation expense for restricted shares awarded (in millions)	$2.0	$1.7	$0.9
Income tax benefit from compensation expense related to restricted shares (in millions)	$0.8	$0.6	$0.4
Total fair value of restricted shares at vest date (in millions)	$2.7	$2.6	$1.6
Shares awarded under the plans (in thousands)	23.7	49.9	41.1
Average grant-date fair value of shares awarded under the plans	$90.10	$56.18	$39.57

The remaining unrecognized compensation expense related to unvested restricted share awards at December 31, 2012, was $2.7 million and the weighted-average period of time over which this cost will be recognized is 2.1 years.

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

The following table summarizes activity related to the Company’s ESPP for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
Compensation expense for shares issued under the ESPP (in millions)	$1.5	$1.3	$1.1
Income tax benefit from compensation expense for shares issued under the ESPP (in millions)	$0.6	$0.5	$0.4
Shares issued under the ESPP (in thousands)	114.6	134.5	152.9
Weighted-average price of shares issued under the ESPP	$75.42	$53.93	$40.86

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are at least 21 years of age and have at least six months of service.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors.  The Company did not issue any shares under this plan for the years ended December 31, 2012, 2011 or 2010.  The Company does not anticipate funding the plan with the issuance of shares in the future.  The Company made monetary matching contributions to the plan in the amounts of $15.6 million, $11.8 million and $11.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 11 – COMMITMENTS

Construction commitments:

As of December 31, 2012, the Company had construction commitments in the amount of $89.3 million.

Letter of credit commitments:

As of December 31, 2012, the Company had outstanding letters of credit, primarily to satisfy workers’ compensation, general liability and other insurance policies, in the amount of $57.3 million (see Note 4).

Debt financing commitments:

The Company’s senior notes are redeemable in whole, at any time, or in part, from time to time, at the Company’s option upon not less than 30 nor more than 60 days’ notice at a redemption price, plus any accrued and unpaid interest to, but not including the redemption date, equal to the greater of (i) 100% of the principal amount thereof or (2) the sum of the present value of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semiannual basis at the applicable Treasury Yield plus basis points identified in the indentures governing the notes.  In addition, if at any time the Company undergoes a Change of Control Triggering Event (as defined in the indentures governing the notes), the holders may require the Company to repurchase all or a portion of their senior notes at a price equal to 101% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any, to but not including the repurchase date (see Note 4).

Self-insurance reserves:

The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for Team Member health care benefits, workers’ compensation, vehicle liability, general liability and property loss.  With the exception of certain Team Member health care benefit liabilities, employment related claims and litigation, certain commercial litigation and certain regulatory matters, the Company obtains third-party insurance coverage to limit its exposure to this obligation.

NOTE 12 – LEGAL MATTERS

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

Under Delaware law, the charter documents of the CSK entities, and certain indemnification agreements, CSK may have certain indemnification obligations.  As a result of the CSK acquisition, O’Reilly has incurred legal fees and costs related to these potential indemnification obligations arising from the litigation commenced by the Department of Justice and SEC against CSK’s former employees.  Whether those legal fees and costs are covered by CSK’s insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time.  O’Reilly has a remaining reserve, with respect to the indemnification obligations of $13.7 million at December 31, 2012, which relates to the payment of those legal fees and costs already incurred.  It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period.  However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 13 – RELATED PARTIES

The Company leases certain land and buildings related to 77 of its O'Reilly Auto Parts stores and one of its bulk facilities under fifteen- or twenty-year operating lease agreements with entities in which certain of the Company’s affiliated directors, members of an affiliated director’s immediate family or certain of the Company’s executive officers, are affiliated.  Generally, these lease agreements provide for renewal options for an additional five years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreements (see Note 10).  Lease payments under these operating leases totaled $4.4 million, $4.2 million and $4.4 million during the years ended December 31, 2012, 2011 and 2010, respectively.  We believe that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.

NOTE 14 – INCOME TAXES

Deferred income tax assets (liabilities):

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include the tax effect of carryforwards.

The following table identifies significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Current:
Allowance for doubtful accounts	$1,937	$1,933
Tax credits	1,583	541
Other accruals	55,683	55,209
Total current deferred tax assets:	59,203	57,683
Noncurrent:
Tax credits	5,333	4,605
Net operating losses	2,077	3,008
Other accruals	58,605	50,855
Total noncurrent deferred tax assets:	66,015	58,468
Total deferred tax assets	$125,218	$116,151

Deferred tax liabilities:
Current:
Inventories	$78,675	$59,673
Total current deferred tax liabilities:	78,675	59,673
Noncurrent:
Property and equipment	132,547	138,132
Other	13,012	9,200
Total noncurrent deferred tax liabilities:	145,559	147,332
Total deferred tax liabilities	224,234	207,005
Net deferred tax liabilities	$(99,016)	$(90,854)

The following table reconciles the above net deferred tax assets (liabilities) as presented on the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Deferred tax assets - current	$59,203	$57,683
Deferred tax liabilities - current	(78,675)	(59,673)
Deferred tax liabilities - current	(19,472)	$(1,990)

Deferred tax assets - noncurrent	66,015	58,468
Deferred tax liabilities - noncurrent	(145,559)	(147,332)
Deferred tax liabilities - noncurrent	(79,544)	$(88,864)

Net deferred tax liabilities	$(99,016)	$(90,854)

Provision for income taxes:

The following table reconciles the “Provision for income taxes” included in the accompanying Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Current	Deferred	Total
2012
Federal	$311,631	$10,030	$321,661
State	35,982	(1,868)	34,114
	$347,613	$8,162	$355,775

2011
Federal	$228,443	$55,175	$283,618
State	25,537	(1,055)	24,482
	$253,980	$54,120	$308,100

2010
Federal	$146,259	$88,395	$234,654
State	24,484	10,862	35,346
	$170,743	$99,257	$270,000

The following table outlines the reconciliation of the “Provision for income taxes” amounts included in the accompanying Consolidated Statements of Income to the amounts computed at the federal statutory rate for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year ended December 31,
	2012	2011	2010
Federal income taxes at statutory rate	$329,532	$285,524	$241,281
State income taxes, net of federal tax benefit	22,426	16,132	22,267
Other items, net	3,817	6,444	6,452
Total provision for income taxes	$355,775	$308,100	$270,000

The excess tax benefit associated with the exercise of non-qualified stock options has been included within “Additional paid-in capital” on the accompanying consolidated financial statements.

As of December 31, 2012, the Company had tax credit carryforwards available for state tax purposes of $6.9 million.  As of December 31, 2012, the Company had net operating loss carryforwards available for state purposes of $42.9 million.  The Company’s state net operating loss carryforwards generally expire in years ranging from 2021 to 2027, and the Company’s tax credits generally do not expire.

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

Unrecognized tax benefits:

The following table summarizes the changes in the gross amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year ended December 31,
	2012	2011	2010
Balance as of January 1,	$45,800	$36,710	$33,570
Additions based on tax positions related to the current year	8,100	7,308	5,138
Additions based on tax positions related to prior years	1,301	4,060	-
Payments related to settled items	(451)	-	-
Reductions due to lapse of statute of limitations	(3,746)	(2,278)	(1,998)
Balance as of December 31,	$51,004	$45,800	$36,710

For the years ended December 31, 2012, 2011 and 2010, the Company recorded a reserve for unrecognized tax benefits (including interest and penalties) of $59.3 million, $53.0 million and $41.3 million, respectively, of which $59.3 million, $53.0 million and $41.3 million would affect the Company’s effective tax rate if recognized, generally net of federal tax affect.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of the years ended December 31, 2012, 2011 and 2010, the Company had accrued approximately $8.3 million, $7.2 million and $4.6 million, respectively, of interest and penalties related to uncertain tax positions before the benefit of the deduction for interest on state and federal returns.  During the years ended December 31, 2012, 2011 and 2010, the Company recorded tax expense related to an increase in its liability for interest and penalties of $2.6 million, $3.9 million and $1.5 million, respectively.  Although unrecognized tax benefits for individual tax positions may increase or decrease during 2013, the Company expects a reduction of $6.9 million of unrecognized tax benefits during the one-year period subsequent to December 31, 2012, resulting from settlement or expiration of the statute of limitations.

The Company’s United States federal income tax returns for tax years 2011 and beyond remain subject to examination by the Internal Revenue Service (“IRS”).  The IRS concluded an examination of the O’Reilly consolidated 2008, 2009 and 2010 federal income tax returns in the first quarter of 2013.  The statute of limitations for the Company’s federal income tax returns for tax years 2008 and prior expired on September 15, 2012.  The statute of limitations for the Company’s U.S. federal income tax return for 2009 will expire on September 15, 2013, unless otherwise extended.  The IRS is currently conducting an examination of the Company’s consolidated returns for the tax year 2011.  The Company’s state income tax returns remain subject to examination by various state authorities for tax years ranging from 2002 through 2011.

NOTE 15 – EARNINGS PER SHARE

The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share data):

	For the Year Ended December 31,
	2012	2011	2010
Numerator (basic and diluted):
Net income	$585,746	$507,673	$419,373

Denominator:
Denominator for basic earnings per share - weighted-average shares	121,182	134,667	138,654
Effect of stock options (1)	2,132	2,316	2,348
Effect of exchangeable notes	-	-	990
Denominator for diluted earnings per share - weighted-average shares and assumed conversion	123,314	136,983	141,992

Earnings per share-basic	$4.83	$3.77	$3.02
Earnings per share-assuming dilution	$4.75	$3.71	$2.95

Antidilutive common stock equivalents not included in the calculation of diluted earnings per share:
Stock options (1)	1,816	1,756	1,373
Weighted-average exercise price per share of antidilutive stock options (1)	$87.88	$62.79	$48.15

(1) See Note 10 for further discussion on the terms of the Company's share-based compensation plans.

The exchangeable notes were retired in December of 2010, and therefore had no dilutive effect on 2012 or 2011 results.  Incremental net shares for the exchange feature of the exchangeable notes were included in the diluted earnings per share calculation for the year ended December 31, 2010.

From January 1, 2013, through and including February 28, 2013, the Company repurchased 2.1 million shares of its common stock at an average price of $90.09, for a total investment of $185.6 million.

NOTE 16 – SHAREHOLDER RIGHTS PLAN

On May 7, 2002, and as amended on December 29, 2010, and May 20, 2011, the Board of Directors adopted a shareholder rights plan (“Rights Agreement”) whereby one right was distributed for each share of common stock, par value $0.01 per share, of the Company held by shareholders of record (the “Rights”) as of the close of business on May 31, 2002.  The Rights Agreement, as well as the Rights, expired on May 31, 2012.

NOTE 17 – QUARTERLY RESULTS (Unaudited)

The following table sets forth certain quarterly unaudited operating data for the fiscal years ended December 31, 2012 and 2011.  The unaudited quarterly information includes all adjustments, which the Company considers necessary for a fair presentation of the information shown:

	Fiscal 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Sales	$1,529,392	$1,562,849	$1,601,558	$1,488,385
Gross profit	761,680	779,861	805,493	750,384
Operating income	247,501	243,603	263,318	222,971
Net income	147,492	146,120	159,332	132,802
Earnings per share – basic	$1.16	$1.17	$1.34	$1.16
Earnings per share – assuming dilution	$1.14	$1.15	$1.32	$1.14

	Fiscal 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Sales	$1,382,738	$1,479,318	$1,535,453	$1,391,307
Gross profit	669,781	718,661	754,210	694,697
Former CSK officer clawback	-	-	-	(2,798)
Operating income	196,437	222,368	241,050	206,911
Write-off of debt issuance costs	(21,626)	-	-	-
Termination of interest rate swap agreements	(4,237)	-	-	-
Net income	102,474	133,772	148,439	122,988
Earnings per share – basic	$0.73	$0.97	$1.12	$0.96
Earnings per share – assuming dilution	$0.72	$0.96	$1.10	$0.94

The unaudited operating data presented above should be read in conjunction with the Company’s consolidated financial statements and related notes, and the other financial information included therein.

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment, management believes that as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8.

Item 9B.  Other Information

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Certain information required by Part III is incorporated by reference from the Company’s Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the end of our most recent fiscal year.  Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Company’s Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Directors and Officers:

The information regarding the directors of O’Reilly Automotive, Inc. (the “Company”) will be included in the Company's Proxy Statement under the caption “Proposal 1- Election of Directors” and “Information Concerning the Board of Directors” and is incorporated herein by reference.  The Proxy Statement will be filed with the SEC within 120 days of the end of our most recent fiscal year. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I, in accordance with General Instruction G (3) to Form 10-K, for our executive officers who are not also directors.

Section 16(a) of the Exchange Act:

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K, will be included in the Company's Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Ethics:

Our Board of Directors has adopted a code of ethics that applies to all of our directors, officers (including its chief executive officer, chief operating officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and Team Members.  Our Code of Ethics is available on our website at www.oreillyauto.com, under the “Corporate Home” caption.  The information on our website is not a part of this Annual Report on Form 10-K and is not incorporated by reference in this report or any of our other filings with the SEC.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K will be included in the Proxy Statement under the caption “Equity Compensation Plans” and is incorporated herein by reference.

The information required by Item 403 of Regulation S-K will be included in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

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

Item 14.Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A will be included in the Proxy Statement under the caption “Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.  Financial Statements - O'Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders' Report of the registrant for the year ended December 31, 2012, are filed with this Annual Report in Part II, Item 8:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm – Financial Statements

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010

2.  Financial Statement Schedules - O'Reilly Automotive, Inc. and Subsidiaries

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

3.  Exhibits

            See Exhibit Index beginning on page E-1.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses	Additions - Charged to Other Accounts - Describe	Deductions - Describe		Balance at End of Period
(amounts in thousands)
Sales and returns allowances
For the year ended December 31, 2012	$6,406	$920	$-	$-		$7,326
For the year ended December 31, 2011	5,634	772	-	-		6,406
For the year ended December 31, 2010	5,316	318	-	-		5,634

Allowance for doubtful accounts
For the year ended December 31, 2012	$6,403	$8,043	$-	$7,999	(1)	$6,447
For the year ended December 31, 2011	8,349	7,695	-	9,641	(1)	6,403
For the year ended December 31, 2010	6,795	9,250	-	7,696	(1)	8,349

(1) Uncollectable accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O'REILLY AUTOMOTIVE, INC.

(Registrant)

Date:  February 28, 2013

By /s/ Greg Henslee

Greg Henslee

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David O'Reilly	Director and Chairman of the Board	February 28, 2013
David O'Reilly

/s/ Larry O'Reilly	Director and Vice-Chairman of the Board	February 28, 2013
Larry O'Reilly

/s/ Charlie O'Reilly	Director and Vice-Chairman of the Board	February 28, 2013
Charlie O'Reilly

/s/ Rosalie O'Reilly-Wooten	Director	February 28, 2013
Rosalie O'Reilly-Wooten

/s/ Jay D. Burchfield	Director	February 28, 2013
Jay D. Burchfield

/s/ Thomas T. Hendrickson	Director	February 28, 2013
Thomas T. Hendrickson

/s/ Paul R. Lederer	Director	February 28, 2013
Paul R. Lederer

/s/ John R. Murphy	Director	February 28, 2013
John R. Murphy

/s/ Ronald Rashkow	Director	February 28, 2013
Ronald Rashkow

/s/ Greg Henslee	President and Chief Executive Officer	February 28, 2013
Greg Henslee	(Principal Executive Officer)

/s/ Thomas McFall	Executive Vice-President of Finance and Chief Financial Officer	February 28, 2013
Thomas McFall	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

4.3

Indenture, dated as of September 19, 2011, among O’Reilly Automotive, Inc. as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 19, 2011, is incorporated herein by this reference.

4.4

Indenture, dated as of August 21, 2012, among O'Reilly Automotive, Inc. as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated August 21, 2012, is incorporated herein by this reference.

10.1 (a)

Form of Employment Agreement between the Registrant and David E. O'Reilly, filed as Exhibit 10.1 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.

10.2

Lease between the Registrant and O'Reilly Investment Company, filed as Exhibit 10.2 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.

10.3

Lease between the Registrant and O'Reilly Real Estate Company, filed as Exhibit 10.3 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.

10.4 (a)

Form of Retirement Agreement between the Registrant and David E. O’Reilly, filed as Exhibit 10.4 to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference.

10.5 (a)	O'Reilly Automotive, Inc. Profit Sharing and Savings Plan, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, File No. 33-73892, is incorporated herein by this reference.
10.6 (a)	O'Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.8 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.
10.7 (a)	O'Reilly Automotive, Inc. Stock Purchase Plan, filed as Exhibit 10.9 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.
10.8 (a)	O'Reilly Automotive, Inc. Director Stock Option Plan, filed as Exhibit 10.10 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.
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

10.16 (a)

First Amendment to Retirement Agreement, dated February 7, 2001, filed as Exhibit 10.26 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference.

10.17 (a)

Fourth Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, dated February 7, 2001, filed as Exhibit 10.27 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference.

10.18 (a)

Amended and Restated O’Reilly Automotive, Inc. 2003 Incentive Plan, filed as Appendix B to the Registrant’s Proxy Statement for 2005 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.19 (a)

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

10.22 (a)

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

10.25 (a)

O’Reilly Automotive, Inc. Director Compensation Program, filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated herein by this reference.

10.26 (a)

O'Reilly Automotive, Inc. 2012 Incentive Award Plan, filed as Annex A to the Registrant's Proxy Statement for 2012 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.27 (a)

O'Reilly Automotive, Inc. 2012 Incentive Award Plan, Form of Stock Option Grant Notice and Agreement, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, is incorporated herein by this reference.

18.1

Independent Registered Public Accounting Firm Letter Regarding Accounting Change, dated March 7, 2005, filed as Exhibit 18.0 to the Registrant’s Annual Shareholders’ Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by this reference.

21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm, filed herewith.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema

EXHIBIT INDEX (continued)

Exhibit No.	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
(a)	Management contract or compensatory plan or arrangement.
*	Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K.