Form 10-Q
period 2013-03-31
O REILLY AUTOMOTIVE INC
filed 2013-05-09
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value – 110,469,533 shares outstanding as of May 6, 2013.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$205,410	$248,128
Accounts receivable, net	153,189	122,989
Amounts receivable from vendors	51,695	58,185
Inventory	2,295,846	2,276,331
Other current assets	35,048	27,315
Total current assets	2,741,188	2,732,948

Property and equipment, at cost	3,342,371	3,269,570
Less: accumulated depreciation and amortization	1,098,297	1,057,980
Net property and equipment	2,244,074	2,211,590

Notes receivable, less current portion	4,318	5,347
Goodwill	758,578	758,410
Other assets, net	41,383	40,892
Total assets	$5,789,541	$5,749,187

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,967,000	$1,929,112
Self-insurance reserves	56,052	54,190
Accrued payroll	58,958	60,120
Accrued benefits and withholdings	36,780	42,417
Deferred income taxes	13,196	19,472
Income taxes payable	56,004	5,932
Other current liabilities	160,949	161,400
Current portion of long-term debt	83	222
Total current liabilities	2,349,022	2,272,865

Long-term debt, less current portion	1,095,852	1,095,734
Deferred income taxes	83,130	79,544
Other liabilities	189,012	192,737

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
111,041,666 as of March 31, 2013, and
112,963,413 as of December 31, 2012	1,110	1,130
Additional paid-in capital	1,097,928	1,083,910
Retained earnings	973,487	1,023,267
Total shareholders’ equity	2,072,525	2,108,307

Total liabilities and shareholders’ equity	$5,789,541	$5,749,187

Note:  The balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2013	2012
Sales	$1,585,009	$1,529,392
Cost of goods sold, including warehouse and distribution expenses	786,346	767,712
Gross profit	798,663	761,680

Selling, general and administrative expenses	547,579	514,179
Operating income	251,084	247,501

Other income (expense):
Interest expense	(11,400)	(9,131)
Interest income	477	627
Other, net	468	795
Total other expense	(10,455)	(7,709)
Income before income taxes	240,629	239,792

Provision for income taxes	86,300	92,300
Net income	$154,329	$147,492

Earnings per share-basic:
Earnings per share	$1.38	$1.16
Weighted-average common shares outstanding – basic	111,557	126,970

Earnings per share-assuming dilution:
Earnings per share	$1.36	$1.14
Weighted-average common shares outstanding – assuming dilution	113,396	129,327

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2013	2012
Components of comprehensive income:
Net income	$154,329	$147,492
Other comprehensive income	-	-
Total comprehensive income	$154,329	$147,492

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2013	2012
Operating activities:
Net income	$154,329	$147,492
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	44,179	43,833
Amortization of debt discount and issuance costs	496	417
Excess tax benefit from stock options exercised	(10,788)	(10,784)
Deferred income taxes	(2,691)	5,132
Share-based compensation programs	5,597	5,224
Other	1,462	1,290
Changes in operating assets and liabilities:
Accounts receivable	(31,844)	(11,360)
Inventory	(19,515)	(19,169)
Accounts payable	37,888	190,034
Income taxes payable	60,859	74,713
Other	(13,628)	(12,294)
Net cash provided by operating activities	226,344	414,528

Investing activities:
Purchases of property and equipment	(73,484)	(75,457)
Proceeds from sale of property and equipment	355	487
Payments received on notes receivable	1,029	1,071
Net cash used in investing activities	(72,100)	(73,899)

Financing activities:
Principal payments on capital leases	(145)	(185)
Repurchases of common stock	(227,930)	(154,013)
Excess tax benefit from stock options exercised	10,788	10,784
Net proceeds from issuance of common stock	20,325	16,429
Net cash used in financing activities	(196,962)	(126,985)

Net (decrease) increase in cash and cash equivalents	(42,718)	213,644
Cash and cash equivalents at beginning of period	248,128	361,552
Cash and cash equivalents at end of period	$205,410	$575,196

Supplemental disclosures of cash flow information:
Income taxes paid	$29,158	$11,295
Interest paid, net of capitalized interest	23,764	18,447

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March  31, 2013

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived, non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of March 31, 2013 and December 31, 2012, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes are included in “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2013, and December 31, 2012.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair values as of March 31, 2013, and December 31, 2012, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.875% Senior Notes due 2021	$497,261	$557,045	$497,173	$559,870
4.625% Senior Notes due 2021	$299,558	$331,083	$299,545	$331,224
3.800% Senior Notes due 2022	$298,939	$313,503	$298,916	$313,890

The accompanying Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from vendors and accounts payable.  Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 3 – GOODWILL AND OTHER INTANGIBLES

Goodwill:

Goodwill is reviewed for impairment annually during the fourth quarter or more frequently if events or changes in business conditions indicate that impairment may exist.  Goodwill is not amortizable for financial statement purposes.  During the three months ended

March  31, 2013, the Company recorded an increase in goodwill of $0.2 million, resulting from adjustments to purchase price allocations related to small acquisitions.  The Company did not record any goodwill impairment during the three months ended March  31, 2013.

As of March  31, 2013, and December 31, 2012, other than goodwill, the Company did not have any unamortizable intangible assets.

Intangibles other than goodwill:

The following table identifies the components of the Company’s amortizable intangibles as of March  31, 2013, and December 31, 2012 (in thousands):

	Cost of Amortizable Intangibles		Accumulated Amortization (Expense) Benefit		Net Amortizable Intangibles
	March 13, 2013	December 31, 2012	March 13, 2013	December 31, 2012	March 13, 2013	December 31, 2012
Amortizable intangible assets:
Favorable leases	$50,910	$50,910	$(29,636)	$(28,566)	$21,274	$22,344
Non-compete agreements	617	717	(351)	(447)	266	270
Total amortizable intangible assets	$51,527	$51,627	$(29,987)	$(29,013)	$21,540	$22,614

Unfavorable leases	$49,380	$49,380	$33,467	$32,210	$15,913	$17,170

The Company recorded favorable lease assets in conjunction with the acquisition of CSK Auto Corporation (“CSK”); these favorable lease assets represent the values of operating leases acquired with favorable terms.  These favorable leases had an estimated weighted-average remaining useful life of approximately 10.1 years as of March  31, 2013.  For the three months ended March  31, 2013 and 2012, the Company recorded amortization expense of $1.1 million, and $1.3 million, respectively, related to its amortizable intangible assets.  The carrying amounts, net of accumulated amortization, of these amortizable intangible assets are included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

The Company recorded unfavorable lease liabilities in conjunction with the acquisition of CSK; these unfavorable lease liabilities represent the values of operating leases acquired with unfavorable terms.  These unfavorable leases had an estimated weighted-average remaining useful life of approximately 5.2 years as of March  31, 2013.  For the three months ended March  31, 2013 and 2012, the Company recognized an amortization benefit of $1.3 million, and $1.5 million, respectively, related to these unfavorable operating leases.  The carrying amounts, net of accumulated amortization, of these unfavorable lease liabilities are included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets.  These unfavorable lease liabilities are not included as a component of the Company’s closed store reserves, which are discussed in Note 5.

NOTE 4 – LONG-TERM DEBT

The following table identifies the amounts included in “Current portion of long-term debt” and “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets as of March  31, 2013, and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Revolving Credit Facility	$-	$-
4.875% Senior Notes due 2021(1), effective interest rate of 4.973%	497,261	497,173
4.625% Senior Notes due 2021(2), effective interest rate of 4.649%	299,558	299,545
3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	298,939	298,916
Capital leases	177	322
Total debt and capital lease obligations	1,095,935	1,095,956
Current portion of long-term debt	83	222
Long-term debt, less current portion	$1,095,852	$1,095,734

(1) Net of unamortized original issuance discount of $2.7 million as of March 31, 2013, and $2.8 million as of December 31, 2012.
(2) Net of unamortized original issuance discount of $0.4 million as of March 31, 2013, and $0.5 million as of December 31, 2012.
(3) Net of unamortized original issuance discount of $1.1 million as of March 31, 2013, and $1.1 million as of December 31, 2012.

Unsecured revolving credit facility:

In January of 2011, and as amended in September of 2011, the Company entered into a credit agreement (the “Credit Agreement”), for a five-year $660 million unsecured revolving credit facility (the “Revolving Credit Facility”), arranged by Bank of America, N.A., which is scheduled to mature in September of 2016.  The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility.  As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million.  As of March  31, 2013, and December 31, 2012, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $56.5 million and $57.3 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts.  As of March  31, 2013, and December 31, 2012, the Company had no outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin for Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions.  Based upon the Company’s credit ratings at March  31, 2013, its margin for Base Rate loans was 0.200%, its margin for Eurodollar Rate loans was 1.200% and its facility fee was 0.175%.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.25 times through December 31, 2014 and 2.50 times thereafter through maturity, and a maximum consolidated leverage ratio of 3.00 times through maturity.  The consolidated leverage ratio includes a calculation of adjusted earnings before interest, taxes, depreciation, amortization, rent and stock-based compensation expense to adjusted debt.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders.  As of March  31, 2013, the Company remained in compliance with all covenants under the Credit Agreement.

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

3.800% Senior Notes due 2022:

On August 21, 2012, the Company issued $300 million aggregate principal amount of unsecured 3.800% Senior Notes due 2022 (“3.800% Senior Notes due 2022”) at a price to the public of 99.627% of their face value with UMB as trustee.  Interest on the 3.800% Senior Notes due 2022 is payable on March 1 and September 1 of each year and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees the Company’s obligations under the Company’s Revolving Credit Facility or certain other debt of the Company or any of the Subsidiary Guarantors.  The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the subsidiary guarantor’s guarantee under the Company’s Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all of the property of, the subsidiary guarantor.  Each of the Subsidiary Guarantors is wholly-owned, directly or indirectly, by the Company and the Company has no independent assets or operations other than those of its subsidiaries.  The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries.  Neither the Company, nor any of its Subsidiary Guarantors, are subject to any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of March  31, 2013.

 NOTE 5 – EXIT ACTIVITIES

The Company maintains reserves for closed stores and other properties that are no longer utilized in current operations.

The following table identifies the closure reserves for stores and administrative office and distribution facilities at March  31, 2013, and December 31, 2012 (in thousands):

	Store Closure Liabilities	Administrative Office and Distribution Facilities Closure Liabilities
Balance at December 31, 2012	$8,337	$1,676
Additions and accretion	125	28
Payments	(792)	(117)
Revisions to estimates	(572)	-
Balance at March 31, 2013	$7,098	$1,587

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

Revisions to estimates in closure reserves for stores and administrative office and distribution facilities include changes in the estimates of sublease agreements, changes in assumptions of various store and office closure activities, changes in assumed leasing arrangements and actual exit costs since the inception of the exit activities.  Revisions to estimates and additions or accretions to reserves for stores and administrative office closure liabilities are included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income for the three months  ended March  31, 2013 and 2012.  Revisions to estimates and additions or accretions to reserves for distribution facilities closure liabilities are included in “Cost of goods sold, including warehouse and distribution expenses” on the accompanying Condensed Consolidated Statements of Income for the three months March  31, 2013 and 2012.

The cumulative amount incurred in closure reserves for stores from the inception of the exit activity through March  31, 2013, was $24.0 million.  The cumulative amount incurred in administrative office and distribution facilities from the inception of the exit activity through March 31, 2013, was $10.0 million.  The balance of both these reserves is included in “Other current liabilities” and “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets based upon the dates when the reserves are expected to be settled.

NOTE 6 – WARRANTIES

The Company provides warranties on certain merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties.  The risk of loss arising from warranty claims is typically the obligation of the Company’s vendors.  Certain vendors provide upfront allowances to the Company in lieu of accepting the obligation for warranty claims.  For this merchandise, when sold, the Company bears the risk of loss associated with the cost of warranty claims.  Differences between vendor allowances received by the Company in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to cost of sales.  Estimated warranty costs are based on the historical failure rate of each individual product line.  The Company’s historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims.  The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March  31, 2013, and December 31, 2012.

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three months ended March  31, 2013 (in thousands):

Balance at December 31, 2012	$28,001
Warranty claims	(11,304)
Warranty accruals	12,481
Balance at March 31, 2013	$29,178

NOTE 7 – SHARE REPURCHASE PROGRAM

Under the Company’s share repurchase program, as approved by the Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  The Company and its Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  The cumulative authorization amount under the Company’s Board-approved share repurchase program was  $3.0 billion as of March 31, 2013.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended March 31,
	2013	2012
Shares repurchased	2,468	1,770
Average price per share	$92.35	$87.01
Total investment	$227,893	$153,987

As of March  31, 2013, the Company had $350.7 million remaining under its share repurchase program.  Subsequent to the end of the first quarter and through May 9, 2013, the Company repurchased an additional 0.7 million shares of its common stock under its share repurchase program at an average price of $101.07 for a total investment of $75.7 million.  The Company has repurchased a total of 35.3 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 through May 9, 2013, at an average price of $77.21, for a total aggregate investment of $2.7 billion.

NOTE 8 – SHARE-BASED COMPENSATION

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

The table below identifies stock option activity under these plans during the three months ended March  31, 2013:

	Shares (in thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2012	6,789	$50.86
Granted	210	96.99
Exercised	(501)	35.88
Forfeited	(149)	72.79
Outstanding at March 31, 2013	6,349	53.06
Exercisable at March 31, 2013	3,471	$33.88

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
•	Expected life - Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
•	Expected volatility – Measure of the amount by which the Company’s stock price has historically fluctuated.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for stock options awarded during the three months ended March  31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013		2012
Risk free interest rate	0.89%		0.72%
Expected life	5.4	Years	4.3	Years
Expected volatility	32.5%		34.0%
Expected dividend yield	-%		-%

The Company’s forfeiture rate is the estimated percentage of options awarded that are expected to be forfeited or cancelled prior to becoming fully vested.  The Company’s estimate is evaluated periodically, and is based upon historical experience at the time of evaluation and reduces expense ratably over the vesting period.

The following table summarizes activity related to stock options awarded by the Company for the three months ended March  31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Compensation expense for stock options awarded	$4,657	$4,380
Income tax benefit from compensation expense related to stock options	1,777	1,686
Weighted-average grant-date fair value of options awarded	30.01	24.30

The remaining unrecognized compensation expense related to unvested stock option awards at March  31, 2013, was $52.5 million and the weighted-average period of time over which this cost will be recognized is 2.9 years.

Other share-based compensation plans:

The Company sponsors other share-based compensation plans: an employee stock purchase plan (the “ESPP’’), which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value; a performance incentive plan, which provides for the award of shares of restricted stock to its corporate and senior management that vest evenly over a three-year period and are held in escrow until such vesting has occurred; and a director stock plan, which provides for the award of shares of restricted stock to the Company’s independent directors that vest evenly over a three-year period and are held in escrow until such vesting has occurred.  The fair value of shares awarded under these plans is based on the closing market price of the Company’s common stock on the date of award and compensation expense is recorded evenly over the vesting period.

The table below summarizes activity related to the Company’s other share-based compensation and benefit plans for the three months ended March  31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Compensation expense for shares issued under the ESPP	$413	$363
Income tax benefit from compensation expense related to shares issued under the ESPP	158	140
Compensation expense for restricted shares awarded	527	480
Income tax benefit from compensation expense related to restricted awards	201	185

NOTE  9 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share for the three months ended March  31, 2013 and 2012 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2013	2012
Numerator (basic and diluted):
Net income	$154,329	$147,492

Denominator:
Denominator for basic earnings per share - weighted-average shares	111,557	126,970
Effect of stock options (1)	1,839	2,357
Denominator for diluted earnings per share - weighted-average shares	113,396	129,327

Earnings per share-basic	$1.38	$1.16
Earnings per share-assuming dilution	$1.36	$1.14

Antidilutive common stock equivalents not included in the calculation of diluted earnings per share:
Stock options (1)	1,555	907
Weighted-average exercise price per share of antidilutive stock options (1)	$91.08	$81.73

(1) See Note 8 for further discussion on the terms of the Company's share-based compensation plans.

For the three months ended March  31, 2013 and 2012, the computation of diluted earnings per share did not include certain common stock equivalents.  These common stock equivalents represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equivalents would have been antidilutive.

From April 1, 2013, through and including May 9, 2013, the Company repurchased 0.7 million shares of its common stock at an average price of $101.07, for a total investment of $75.7 million.

NOTE 10 – LEGAL MATTERS

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

Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK may have certain indemnification obligations.  As a result of the CSK acquisition, O’Reilly has incurred legal fees and costs related to these potential indemnity obligations arising from the litigation commenced by the Department of Justice and SEC against CSK’s former employees.  Whether those legal fees and costs are covered by CSK’s insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time.  O’Reilly has a remaining reserve, with respect to the indemnification obligations of $13.7 million at March  31, 2013, which relates to the payment of those legal fees and costs already incurred.  It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period.  However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In February of 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ( “ASU 2013-02”).  Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component.  In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period.  For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts.  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The

Company adopted this guidance beginning with its first quarter ended March 31, 2013; the application of this guidance would affect presentation only and, therefore, did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	an overview of the key drivers of the automotive aftermarket industry;
•	our results of operations for the three months ended March 31, 2013 and 2012;
•	our liquidity and capital resources;
•	any contractual obligations to which we are committed;
•	our critical accounting estimates;
•	the inflation and seasonality of our business; and
•	recent accounting pronouncements that may affect our company.

The review of Management’s Discussion and Analysis should be made in conjunction with our condensed consolidated financial statements, related notes and other financial information, forward-looking statements and other risk factors included elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words.  In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results.  Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental regulations, our increased debt levels, credit ratings on public debt, our ability to hire and retain qualified employees, risks associated with the performance of acquired businesses, weather, terrorist activities, war and the threat of war.  Actual results may materially differ from anticipated results described or implied in these forward-looking statements.  Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2012, for additional factors that could materially affect our financial performance.  Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States.  We are one of the largest automotive aftermarket specialty retailers, selling our products to both do-it-yourself (“DIY”) customers and professional service providers – our “dual market strategy”.  Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items, accessories, a complete line of auto body paint and related materials, automotive tools and professional service provider service equipment.  Our extensive product line includes an assortment of products that are differentiated by quality and price for most of the product lines we offer.  For many of our product offerings, this quality differentiation reflects “good”, “better”, and “best” alternatives.  Our sales and total gross margin dollars are highest for the “best” quality category of products.  Consumers’ willingness to select products at a higher point on the value spectrum is a driver of sales and profitability in our industry.  Our stores also offer enhanced services and programs to our customers: used oil, oil filter and battery recycling;  battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program;  drum and rotor resurfacing;  custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops.

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets.  We plan to open 190 net, new stores in 2013.  We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains.  We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing credit facility.  During the three months ended March 31, 2013, we opened 66 stores and closed one store,  and as of that date, operated 4,041 stores in 42 states.

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

•

Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age - The total number of vehicles on the road and the average age of the U.S. vehicle population also heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by the Automotive Aftermarket Industry Association (“AAIA”), the total number of registered vehicles has increased 15% over the past decade, from 209 million light vehicles in 2001 to 241 million light vehicles in 2011.  Annual new light vehicle registrations have declined 24% over the past decade, from 17 million registrations in 2001 to 13 million registrations in 2011; however, the seasonally adjusted annual rate (the “SAAR”) of sales of light vehicles in the U.S. increased to 15 million as of March  31, 2013, indicating that the trend of declining new light vehicle registrations has reversed.  As reported by the AAIA, vehicle scrappage rates have decreased 23% from 2001 to 2011, while the average age of the U.S. vehicle population has increased 21% over that decade, from 8.9 years in 2001 to 10.8 years in 2011.  We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher miles due to better quality power trains and interiors and exteriors, and the consumer’s willingness to invest in maintaining their higher-mileage, better built vehicles.  As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles which are outside of a manufacturer warranty.  These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles.  Based on this change in consumer sentiment surrounding the length of time older vehicles can be reliably driven at higher mileages, we believe consumers will continue to keep their vehicles even longer as the economy recovers, maintaining the trend of an aging vehicle population.

•

Unemployment - Unemployment rates and continued uncertainty surrounding the overall economic health of the U.S. have had a negative impact on consumer confidence and the level of consumer discretionary spending.  The annual U.S. unemployment rate over the past two years has remained at 30-year highs.  We believe macroeconomic uncertainties and the potential for future joblessness can motivate consumers to find ways to save money, which can be an important factor in the consumer’s decision to defer the purchase of a new vehicle and maintain their existing vehicle.  While the deferral of vehicle purchases has led to an increase in vehicle maintenance, long-term trends of high unemployment could continue to impede the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry.  As of March 31, 2013, the U.S. unemployment rate decreased slightly to  7.6% from 7.8% as of December 31, 2012, and 8.2% as of March 31, 2012.  We believe that as the economy recovers, unemployment will return to more historic levels and we will see a corresponding increase in commuter traffic as unemployed individuals return to work.  Aided by these increased commuter miles, overall annual U.S. miles driven should begin to grow resulting in continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of customer service and expense control.

 RESULTS OF OPERATIONS

Sales:

Sales for the three months ended March 31, 2013, increased $56 million to $1.59 billion from $1.53 billion for the same period one year ago, representing an increase of 4%.  Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to Team Members and sales from the acquired VIP stores, due to the significant change in the business model and lack of historical data.  Comparable store sales for stores open at least one year increased 0.6% and 7.4% for the three months ended March 31, 2013 and 2012, respectively.  Comparable store sales, adjusted for the impact of one additional day during the three months ended March 31, 2012, as a result of Leap Day, increased 1.9% for the three months ended March 31, 2013, versus 6.1% for the three months ended March 31, 2012.

The following table presents the components of the increase in sales for the three months ended March 31, 2013 (in millions):

Increase in Sales for the Three Months Ended March 31, 2013, Compared to the Same Period in 2012
Store sales:
Comparable store sales	$9
Non-comparable store sales:
Sales for stores opened throughout 2012, excluding stores open at least one year that are included in comparable store sales	34
Sales in 2012 for stores that have closed	(1)
Sales for stores opened throughout 2013, including the acquired VIP stores	16
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	(2)
Total increase in sales	$56

We believe the increased sales achieved by our stores are the result of high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, enhanced services and programs offered in most stores, a broader selection of product offerings in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.

Our comparable store sales increase for the three months ended March 31, 2013, was driven by an increase in average ticket values, partially offset by a decrease in DIY customer transaction counts, as well as the effect of one additional day during the first quarter of 2012 as a result of Leap Day and the timing of the Easter holiday.  The improvement in average ticket values was the result of the continued growth of the more costly, hard part categories as a percentage of our total sales.  The growth in the hard part categories was driven by the increase of professional service provider sales as a percentage of our total sales mix and the continued growth in DIY hard part sales, as consumers continue to maintain and repair their existing vehicles.  The increases in our professional service provider customer transaction counts, driven by our acquired markets, were offset by pressured DIY transaction counts.  DIY customer transaction counts continue to be negatively impacted by macroeconomic pressures on disposable income, including sustained unemployment levels above historical averages.  Both DIY and professional service provider customer transaction counts also continue to be negatively impacted by better-engineered and more technically advanced vehicles, which have been manufactured in recent years.  These vehicles require less frequent repairs and the component parts are more durable and last for longer periods of time; however, when repairs are required, the cost of the repair is, on average, greater.  The additional day for the Leap Day in 2012 and the timing of the Easter holiday, which fell in the second quarter of 2012 and the first quarter of 2013, was a headwind of approximately 150 basis points to our first quarter 2013 comparable store sales results.

We opened 65 net, new stores during the three months ended March 31, 2013, compared to 69 net, new stores during the three months ended March 31, 2012.  As of March  31, 2013, we operated 4,041 stores in 42 states compared to 3,809 stores in 39 states at March  31, 2012.  We anticipate total new store growth to be 190 net, new store openings in 2013.

Gross profit:

Gross profit for the three months ended March 31, 2013, increased to $799 million (or 50.4% of sales) from $762 million (or 49.8% of sales) for the same period one year ago, representing an increase of 5%. The increase in gross profit dollars for the three months ended March 31, 2013, was primarily a result of the increase in sales from new stores.  The increase in gross profit as a percentage of sales for the three months ended March 31, 2013, was primarily due to improved inventory shrinkage and distribution center (“DC”) efficiencies, partially offset by the impact of increased commercial sales, which typically carry a lower gross profit as a percentage of sales, as a percentage of the total sales mix.  The improved inventory shrinkage was driven by our continued focus on inventory control and accountability through our distribution and store networks.  DC efficiencies were the result of continued leverage on our increased sales volumes and more tenured and experienced DC Team Members in our maturing DCs.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended March  31, 2013, increased to $548 million (or 34.5% of sales) from $514 million (or 33.6% of sales) for the same period one year ago, representing an increase of 6%.  The increase in total SG&A dollars for the three months ended March 31, 2013, was primarily the result of additional Team Members, facilities and vehicles to support our increased store count.  The increase in SG&A as a percentage of sales for the three months ended March 31, 2013, was primarily the result of deleverage on soft comparable store sales and the benefit of Leap Day in the three months ended March 31, 2012, which had essentially no additional fixed costs.

Operating income:

As a result of the impacts discussed above, operating income for the three months ended March 31, 2013, increased to $251 million (or 15.8% of sales) from $248 million (or 16.2% of sales) for the same period one year ago, representing an increase of 1%.

Other income and expense:

Total other expense for the three months ended March 31, 2013, increased to $10 million (or 0.7% of sales) from $8 million (or 0.5% of sales) for the same period one year ago, representing an increase of 36%.  The increase in total other expense for the three months ended March 31, 2013, was primarily due to increased interest expense on higher average outstanding borrowings and increased amortization of debt issuance costs.

Income taxes:

Our provision for income taxes for the three months ended March 31, 2013, decreased to $86 million (or 5.4% of sales) from $92 million (or 6.0% of sales) for the same period one year ago, representing a decrease of 7%.  Our effective tax rate for the three months ended March 31, 2013, was 35.9% of income before income taxes compared to 38.5% for the same period one year ago.  The decreases in our provision for income taxes and tax rate for the three months ended March 31, 2013, were primarily due to the benefits of employment tax credits taken and adjustments to tax reserves related to the favorable resolution of certain income tax audits.

Net income:

As a result of the impacts discussed above, net income for the three months ended March 31, 2013, increased to $154 million (or 9.7% of sales) from $147 million (or 9.6% of sales) for the same period one year ago, representing an increase of 5%.

Earnings per share:

Our diluted earnings per common share for the three months ended March 31, 2013, increased 19% to $1.36 on 113 million shares versus $1.14 for the same period one year ago on 129 million shares.  The impact of year-to-date share repurchases on diluted earnings per share for the three months ended March 31, 2013, was an increase of approximately $0.02.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
Liquidity	2013	2012
Total cash provided by (used in):
Operating activities	$226,344	$414,528
Investing activities	(72,100)	(73,899)
Financing activities	(196,962)	(126,985)
(Decrease) increase in cash and cash equivalents	$(42,718)	$213,644

Operating activities:

The decrease in cash provided by operating activities for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to a smaller decrease in net inventory investment in the current period versus the same period in 2012.  Net inventory invested reflects our investment in inventory, net of the amount of accounts payable to vendors.  Our vendor financing programs enable us to reduce overall supply chain costs and negotiate extended payment terms with our vendors.  Our accounts payable to inventory ratio was 85.7% and 84.7% at March 31, 2013, and December 31, 2012, respectively versus 73.3% and 64.4% at March 31, 2012, and December 31, 2011, respectively.  The smaller increase in our accounts payable to inventory ratio is the result of a smaller increase in the number of new vendors added to our financing programs in the current year versus the same period in the prior year.  We launched our enhanced vendor financing program in January of 2011, and we were able to add a large number of vendors to the programs during 2011 and 2012.  As we anniversary these vendor additions to the programs, we expect to see a slower rate of growth in our accounts payable to inventory ratio.

Investing activities:

The decrease in cash used in investing activities during the three months ended March  31, 2013, as compared to the same period in 2012, was primarily the result of a decrease in capital expenditures during the current period.

Financing activities:

The increase in net cash used in financing activities during the three months ended March 31, 2013, as compared to the same period in 2012, was primarily attributable to the increase in the impact of repurchases of our common stock during the current period, in accordance with our Board-approved share repurchase program.

Unsecured revolving credit facility:

In January of 2011, and as amended in September of 2011, we entered into a credit agreement (the “Credit Agreement”), for a five-year $660 million unsecured revolving credit facility (the “Revolving Credit Facility”), arranged by Bank of America, N.A., which is scheduled to mature in September of 2016.  The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility.  As described in the Credit Agreement governing the Revolving Credit Facility, we may, from time to time subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million.  As of March 31, 2013, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $57 million, reducing the aggregate availability under the Revolving Credit Facility by that amount.  As of March 31, 2013, we had no outstanding borrowings under the Revolving Credit Facility.

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

3.800% Senior Notes due 2022:

On August 21, 2012, we issued $300 million aggregate principal amount of unsecured 3.800% Senior Notes due 2022 (“3.800% Senior Notes due 2022”) at a price to the public of 99.627% of their face value with UMB as trustee.  Interest on the 3.800% Senior Notes due 2022 is payable on March 1 and September 1 of each year and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of our subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees our obligations under our Revolving Credit Facility or certain of our other debt or any of our Subsidiary Guarantors.  The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the subsidiary guarantor’s guarantee under our Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all the property of, the subsidiary guarantor.  Each of the Subsidiary Guarantors is wholly-owned, directly or indirectly, by us and we have no independent assets or operations other than those of our subsidiaries.  Our only direct or indirect subsidiaries that would not be Subsidiary Guarantors would be minor subsidiaries.  Neither we, nor any of our Subsidiary Guarantors, are subject to any material or significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law.  Each of our senior notes is subject to certain customary covenants, with which we complied as of March 31, 2013.

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

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.25 times through December 31, 2014 and 2.50 times thereafter through maturity, and a maximum consolidated leverage ratio of 3.00 times through maturity.  The consolidated leverage ratio includes a calculation of adjusted earnings before interest, taxes, depreciation, amortization, rent and stock-based compensation expense (“EBITDAR”) to adjusted debt.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from our lenders.  We had a consolidated fixed charge coverage ratio of 4.86 times and 5.00 times as of March 31, 2013 and 2012, respectively, and a consolidated leverage ratio of 1.84 times and 1.68 times as of March 31, 2013 and 2012, respectively, remaining in compliance with all covenants related to the borrowing arrangements.  Under our current financing plan, we have targeted an adjusted debt to adjusted EBITDAR ratio range of 2.00 times to 2.25 times.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended March 31, 2013 and 2012 (dollars in thousands):

		For the Twelve Months Ended March 31,
		2013	2012
	GAAP net income	$592,583	$552,691
Add:	Interest expense	42,469	32,059
	Rent expense	244,907	232,595
	Provision for income taxes	349,775	336,700
	Depreciation expense	177,286	171,233
	Amortization expense (benefit)	166	(311)
	Non-cash share-based compensation	22,399	20,667
	Non-GAAP adjusted net income (EBITDAR)	$1,429,585	$1,345,634

	Interest expense	$42,469	$32,059
	Capitalized interest	6,842	4,695
	Rent expense	244,907	232,595
	Total fixed charges	$294,218	$269,349

	Consolidated fixed charge coverage ratio	4.86	5.00

	GAAP debt	$1,095,935	$797,488
	Stand-by letters of credit	56,525	57,778
	Discount on senior notes	4,241	3,584
	Six-times rent expense	1,469,442	1,395,570
	Non-GAAP adjusted debt	$2,626,143	$2,254,420

	Consolidated leverage ratio	1.84	1.68

The consolidated fixed charge coverage ratio and consolidated leverage ratio discussed and presented in the table above are not derived in accordance with United States generally accepted accounting principles (“GAAP”).  We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.  We believe that the presentation of our consolidated fixed charge coverage ratio and consolidated leverage ratio provides meaningful supplemental information to both management and investors that reflects the required covenants under our credit agreement.  Material limitations of these non-GAAP measures are that such measures do not reflect actual GAAP amounts.  We compensate for such limitations by presenting, in the table above, a reconciliation to the most directly comparable GAAP measures.

Share repurchase program:

Under our share repurchase program, as approved by the Board of Directors, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  The cumulative authorization amount under our Board-approved share repurchase program was $3.0 billion as of March 31, 2013.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced repurchase program (in thousands, except per share data):

	For the Three Months Ended March 31,
	2013	2012
Shares repurchased	2,468	1,770
Average price per share	$92.35	$87.01
Total investment	$227,893	$153,987

As of March  31, 2013,  we had $351 million remaining under our share repurchase program.  Subsequent to the end of the first quarter and through May 9, 2013, we have repurchased an additional 0.7 million shares of our common stock under our share repurchase program at an average price of $101.07 for a total investment of $76 million.  We have repurchased a total of 35.3 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 through May 9, 2013, at an average price of $77.21, for a total aggregate investment of $2.7 billion.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations to which we are committed since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with U.S. GAAP requires the application of certain estimates and judgments by management.  Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the condensed consolidated financial statements are prepared.  There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February of 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ( “ASU 2013-02”).  Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component.  In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period.  For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts.  ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. We adopted this guidance beginning with our first quarter ended March 31, 2013; the application of this guidance would affect presentation only and therefore, did not have an impact on our consolidated financial condition, results of operations or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of March  31, 2013, we had no outstanding borrowings under our Revolving Credit Facility.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of March  31, 2013, our cash and cash equivalents totaled $205 million.

Our market risks have not materially changed since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the fiscal quarter ending March  31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK may have certain indemnification obligations.  As a result of the CSK acquisition, O’Reilly has incurred legal fees and costs related to these potential indemnity obligations arising from the litigation commenced by the Department of Justice and SEC against CSK’s former employees.  Whether those legal fees and costs are covered by CSK’s insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time.  O’Reilly has a remaining reserve, with respect to the indemnification obligations of $13.7 million at March  31, 2013, which relates to the payment of those legal fees and costs already incurred.  It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period.  However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

As of March  31, 2013, there have been no material changes in our risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended March 31, 2013.  The following table identifies all repurchases during the three months ended March 31, 2013, of any of our securities registered under Section 12 of the Exchange Act, as amended, by or on behalf of us or any affiliated purchaser (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
January 1, 2013, to January 31, 2013	1,664	$89.48	1,664	$429,772
February 1, 2013, to February 28, 2013	396	92.67	396	393,057
March 1, 2013, to March 31, 2013	408	103.71	408	$350,742
Total as of March 31, 2013	2,468	$92.35	2,468

(1) Under our share repurchase program, as approved by our Board of Directors, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  Our Board of Directors approved a resolution to increase the authorization under the share repurchase program by an additional $500 million on November 12, 2012, raising the cumulative authorization under the share repurchase program to $3.0 billion.  The current authorization under the share repurchase program is schedule to expire on November 12, 2015.  No other share repurchase programs existed during the three months ended March 31, 2013.

Subsequent to March 31, 2013, and up to and including May 9, 2013, we repurchased an additional 0.7 million shares of our common stock at an average price per share of $101.07, for a total investment of $76 million.  We have repurchased a total of 35.3 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 through May 9, 2013, at an average price of $77.21, for a total aggregate investment of $2.7 billion.

Item 6.  Exhibits

Exhibits:

Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

May 9, 2013	/s/ Greg Henslee
Date	Greg Henslee President and Chief Executive Officer (Principal Executive Officer)

May 9, 2013	/s/ Thomas McFall
Date	Thomas McFall Executive Vice-President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K.