Form 10-Q
period 2013-09-30
O REILLY AUTOMOTIVE INC
filed 2013-11-08
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value – 107,323,530 shares outstanding as of November 4, 2013.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$363,008	$248,128
Accounts receivable, net	141,928	122,989
Amounts receivable from vendors	72,366	58,185
Inventory	2,364,538	2,276,331
Other current assets	33,933	27,315
Total current assets	2,975,773	2,732,948

Property and equipment, at cost	3,524,762	3,269,570
Less: accumulated depreciation and amortization	1,146,364	1,057,980
Net property and equipment	2,378,398	2,211,590

Notes receivable, less current portion	14,556	5,347
Goodwill	758,523	758,410
Other assets, net	39,926	40,892
Total assets	$6,167,176	$5,749,187

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,075,525	$1,929,112
Self-insurance reserves	57,030	54,190
Accrued payroll	61,135	60,120
Accrued benefits and withholdings	44,110	42,417
Deferred income taxes	10,968	19,472
Income taxes payable	-	5,932
Other current liabilities	190,220	161,400
Current portion of long-term debt	68	222
Total current liabilities	2,439,056	2,272,865

Long-term debt, less current portion	1,396,031	1,095,734
Deferred income taxes	96,549	79,544
Other liabilities	199,653	192,737

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
107,667,354 as of September 30, 2013, and
112,963,413 as of December 31, 2012	1,077	1,130
Additional paid-in capital	1,115,710	1,083,910
Retained earnings	919,100	1,023,267
Total shareholders’ equity	2,035,887	2,108,307

Total liabilities and shareholders’ equity	$6,167,176	$5,749,187

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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Sales	$1,728,025	$1,601,558	$5,028,003	$4,693,799
Cost of goods sold, including warehouse and distribution expenses	848,862	796,065	2,478,302	2,346,765
Gross profit	879,163	805,493	2,549,701	2,347,034

Selling, general and administrative expenses	578,783	542,175	1,701,976	1,592,612
Operating income	300,380	263,318	847,725	754,422

Other income (expense):
Interest expense	(13,295)	(10,451)	(36,162)	(28,722)
Interest income	514	565	1,460	1,850
Other, net	690	550	2,022	1,294
Total other expense	(12,091)	(9,336)	(32,680)	(25,578)

Income before income taxes	288,289	253,982	815,045	728,844
Provision for income taxes	101,800	94,650	297,100	275,900
Net income	$186,489	$159,332	$517,945	$452,944

Earnings per share-basic:
Earnings per share	$1.72	$1.34	$4.71	$3.67
Weighted-average common shares outstanding – basic	108,307	118,546	110,034	123,448

Earnings per share-assuming dilution:
Earnings per share	$1.69	$1.32	$4.63	$3.60
Weighted-average common shares outstanding – assuming dilution	110,193	120,539	111,885	125,670

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Components of comprehensive income:
Net income	$186,489	$159,332	$517,945	$452,944
Other comprehensive income	-	-	-	-
Total comprehensive income	$186,489	$159,332	$517,945	$452,944

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2013	2012
Operating activities:
Net income	$517,945	$452,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	136,071	132,496
Amortization of debt discount and issuance costs	1,526	1,295
Excess tax benefit from stock options exercised	(25,195)	(30,138)
Deferred income taxes	8,501	18,412
Share-based compensation programs	16,485	16,576
Other	4,635	5,402
Changes in operating assets and liabilities:
Accounts receivable	(24,489)	(22,748)
Inventory	(88,206)	(221,706)
Accounts payable	146,413	584,089
Income taxes payable	18,842	68,622
Other	7,320	27,882
Net cash provided by operating activities	719,848	1,033,126

Investing activities:
Purchases of property and equipment	(299,511)	(217,341)
Proceeds from sale of property and equipment	1,101	2,600
Payments received on notes receivable	3,905	3,115
Net cash used in investing activities	(294,505)	(211,626)

Financing activities:
Proceeds from the issuance of long-term debt	299,976	298,881
Payment of debt issuance costs	(2,967)	(2,229)
Principal payments on capital leases	(207)	(742)
Repurchases of common stock	(687,162)	(1,133,518)
Excess tax benefit from stock options exercised	25,195	30,138
Net proceeds from issuance of common stock	54,702	47,123
Net cash used in financing activities	(310,463)	(760,347)

Net increase in cash and cash equivalents	114,880	61,153
Cash and cash equivalents at beginning of period	248,128	361,552
Cash and cash equivalents at end of period	$363,008	$422,705

Supplemental disclosures of cash flow information:
Income taxes paid	$271,898	$187,750
Interest paid, net of capitalized interest	44,060	35,960

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September  30, 2013

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September  30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived, non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of September 30, 2013, and December 31, 2012, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes are included in “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2013, and December 31, 2012.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair values as of September 30, 2013, and December 31, 2012, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.875% Senior Notes due 2021	$497,437	$528,991	$497,173	$559,870
4.625% Senior Notes due 2021	$299,585	$312,880	$299,545	$331,224
3.800% Senior Notes due 2022	$298,987	$293,674	$298,916	$313,890
3.850% Senior Notes due 2023	$299,976	$292,293	$-	$-

The accompanying Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from vendors and accounts payable.  Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 3 – GOODWILL AND OTHER INTANGIBLES

Goodwill:

Goodwill is reviewed for impairment annually during the fourth quarter, or more frequently if events or changes in business conditions indicate that impairment may exist.  Goodwill is not amortizable for financial statement purposes.  During the three months ended September 30, 2013, goodwill was flat; during the nine months ended September 30, 2013, the Company recorded an increase in goodwill of $0.1 million, resulting from adjustments to purchase price allocations related to small acquisitions.  The Company did not record any goodwill impairment during the three or nine months ended September 30, 2013.

As of September 30, 2013, and December 31, 2012, other than goodwill, the Company did not have any unamortizable intangible assets.

Intangibles other than goodwill:

The following table identifies the components of the Company’s amortizable intangibles as of September 30, 2013, and December 31, 2012 (in thousands):

	Cost of Amortizable Intangibles		Accumulated Amortization (Expense) Benefit		Net Amortizable Intangibles
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Amortizable intangible assets:
Favorable leases	$50,910	$50,910	$(31,580)	$(28,566)	$19,330	$22,344
Non-compete agreements	622	717	(404)	(447)	218	270
Total amortizable intangible assets	$51,532	$51,627	$(31,984)	$(29,013)	$19,548	$22,614

Unfavorable leases	$49,380	$49,380	$35,718	$32,210	$13,662	$17,170

The Company recorded favorable lease assets in conjunction with the acquisition of CSK Auto Corporation (“CSK”); these favorable lease assets represent the values of operating leases acquired with favorable terms.  These favorable leases had an estimated weighted-average remaining useful life of approximately 10.0 years as of September 30, 2013.  For the three months ended September 30, 2013 and 2012, the Company recorded amortization expense of $1.0 million and $1.2 million, respectively, related to its amortizable intangible assets. For the nine months ended September 30, 2013 and 2012, the Company recorded amortization expense of $3.1 million and $3.8 million, respectively, related to its amortizable intangible assets.  The carrying amounts, net of accumulated amortization, of these amortizable intangible assets are included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

The Company recorded unfavorable lease liabilities in conjunction with the acquisition of CSK; these unfavorable lease liabilities represent the values of operating leases acquired with unfavorable terms.  These unfavorable leases had an estimated weighted-average remaining useful life of approximately 5.0 years as of September 30, 2013.  For the three months ended September 30, 2013 and 2012, the Company recognized an amortization benefit of $1.1 million and $1.4 million, respectively, related to these unfavorable operating leases.  For the nine months ended September 30, 2013 and 2012, the Company recognized an amortization benefit of $3.5 million and $4.3 million, respectively, related to these unfavorable operating leases.  The carrying amounts, net of accumulated amortization, of these unfavorable lease liabilities are included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets.  These unfavorable lease liabilities are not included as a component of the Company’s closed store reserves, which are discussed in Note 5.

NOTE 4 – LONG-TERM DEBT

The following table identifies the amounts included in “Current portion of long-term debt” and “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets as of September  30, 2013, and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Revolving Credit Facility	$-	$-
4.875% Senior Notes due 2021(1), effective interest rate of 4.971%	497,437	497,173
4.625% Senior Notes due 2021(2), effective interest rate of 4.649%	299,585	299,545
3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	298,987	298,916
3.850% Senior Notes due 2023(4), effective interest rate of 3.851%	299,976	-
Capital leases	114	322
Total debt and capital lease obligations	1,396,099	1,095,956
Current portion of long-term debt	68	222
Long-term debt, less current portion	$1,396,031	$1,095,734

(1) Net of unamortized original issuance discount of $2.6 million as of September 30, 2013, and $2.8 million as of December 31, 2012.
(2) Net of unamortized original issuance discount of $0.4 million as of September 30, 2013, and $0.5 million as of December 31, 2012.
(3) Net of unamortized original issuance discount of $1.0 million as of September 30, 2013, and $1.1 million as of December 31, 2012.
(4) Net of unamortized original issuance discount of less than $0.1 million as of September 30, 2013.

Unsecured revolving credit facility:

In January of 2011, and as amended in September of 2011 and July of 2013, the Company entered into a credit agreement (the “Credit Agreement”), for a five-year $600 million unsecured revolving credit facility (the “Revolving Credit Facility”), arranged by Bank of America, N.A., which is scheduled to mature in July of 2018.  The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility.  As described in the Credit

Agreement governing the Revolving Credit Facility, the Company may, from time to time subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million.  As of September  30, 2013, and December 31, 2012, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $52.5 million and $57.3 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts.  As of September  30, 2013, and December 31, 2012, the Company had no outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin for Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions.   As of September 30, 2013, based upon the Company’s credit ratings, its margin for Base Rate loans is 0.000%, its margin for Eurodollar Rate loans is 0.975% and its facility fee is 0.150%.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.25 times through December 31, 2014, and 2.50 times thereafter through maturity, and a maximum consolidated leverage ratio of 3.00 times through maturity.  The consolidated leverage ratio includes a calculation of adjusted earnings before interest, taxes, depreciation, amortization, rent and stock-based compensation expense to adjusted debt.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders.    As of September 30, 2013, the Company remained in compliance with all covenants under the Credit Agreement.

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

The senior notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees the Company’s obligations under the Company’s Revolving Credit Facility or certain other debt of the Company or any of the Subsidiary Guarantors.  The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the subsidiary guarantor’s guarantee under the Company’s Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all of the property of, the subsidiary guarantor.  Each of the Subsidiary Guarantors is wholly-owned, directly or indirectly, by the Company and the Company has no independent assets or operations other than those of its subsidiaries.  The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries.  Neither the Company, nor any of its Subsidiary Guarantors, are subject to any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of September 30, 2013.

NOTE 5 – EXIT ACTIVITIES

The Company maintains reserves for closed stores and other properties that are no longer utilized in current operations.

The following table identifies the closure reserves for stores and administrative office and distribution facilities at September  30, 2013, and December 31, 2012 (in thousands):

	Store Closure Liabilities	Administrative Office and Distribution Facilities Closure Liabilities
Balance at December 31, 2012	$8,337	$1,676
Additions and accretion	353	81
Payments	(1,945)	(357)
Revisions to estimates	(541)	-
Balance at September 30, 2013	$6,204	$1,400

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

Revisions to estimates in closure reserves for stores and administrative office and distribution facilities include changes in the estimates of sublease agreements, changes in assumptions of various store closure activities, changes in assumed leasing arrangements and actual exit costs since the inception of the exit activities.  Revisions to estimates and additions or accretions to reserves for store and administrative office closure liabilities are included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September  30, 2013 and 2012.  Revisions to estimates and additions or accretions to reserves for distribution facility closure liabilities are included in “Cost of goods sold, including warehouse and distribution expenses” on the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September  30, 2013 and 2012.

The cumulative amount incurred in closure reserves for stores from the inception of the exit activity through September  30, 2013, was $24.3 million.  The cumulative amount incurred in closure reserves for administrative office and distribution facilities from the inception of the exit activity through September 30, 2013, was $10.1 million.  The balance of both these reserves is included in “Other current liabilities” and “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets based upon the dates when the reserves are expected to be settled.

NOTE 6 – WARRANTIES

The Company provides warranties on certain merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties.  The risk of loss arising from warranty claims is typically the obligation of the Company’s vendors.  Certain vendors provide upfront allowances to the Company in lieu of accepting the obligation for warranty claims.  For this merchandise, when sold, the Company bears the risk of loss associated with the cost of warranty claims.  Differences between vendor allowances received by the Company in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to cost of sales.  Estimated warranty costs are based on the historical failure rate of each individual product line.  The Company’s historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims.  The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September  30, 2013, and December 31, 2012.

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine months ended September 30, 2013 (in thousands):

Balance at December 31, 2012	$28,001
Warranty claims	(38,953)
Warranty accruals	44,391
Balance at September 30, 2013	$33,439

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

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Shares repurchased	1,534	6,359	6,548	12,647
Average price per share	$120.71	$84.76	$104.93	$89.62
Total investment	$185,226	$538,972	$687,064	$1,133,328

As of September  30, 2013, the Company had $391.6 million remaining under its share repurchase program.  Subsequent to the end of the third quarter and through November 8, 2013, the Company repurchased an additional 0.7 million shares of its common stock under its share repurchase program at an average price of $124.72 for a total investment of $83.4 million.  The Company has repurchased a total of 39.3 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through November 8, 2013, at an average price of $81.23, for a total aggregate investment of $3.2 billion.

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

The table below identifies stock option activity under these plans during the nine months ended September  30, 2013:

	Shares (in thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2012	6,789	$50.86
Granted	303	100.95
Exercised	(1,154)	41.16
Forfeited	(448)	76.21
Outstanding at September 30, 2013	5,490	53.60
Exercisable at September 30, 2013	3,251	$35.88

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
•	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
•	Expected volatility – Measure of the amount by which the Company’s stock price has historically fluctuated.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for stock options awarded during the nine months ended September  30, 2013 and 2012:

	For the Nine Months Ended
	September 30,
	2013		2012
Risk free interest rate	0.89%		0.62%
Expected life	5.1	Years	3.9	Years
Expected volatility	32.0%		33.6%
Expected dividend yield	-%		-%

The Company’s forfeiture rate is the estimated percentage of options awarded that are expected to be forfeited or cancelled prior to becoming fully vested.  The Company’s estimate is evaluated periodically and is based upon historical experience at the time of evaluation and reduces expense ratably over the vesting period.

The following table summarizes activity related to stock options awarded by the Company for the three and nine months ended September  30, 2013 and 2012 (in thousands):

.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Compensation expense for stock options awarded	$4,341	$4,701	$13,579	$13,917
Income tax benefit from compensation expense related to stock options	1,656	1,810	5,180	5,358

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2013, was $29.76 compared to $23.88 for the nine months ended September 30, 2012.  The remaining unrecognized compensation expense related to unvested stock option awards at September  30, 2013, was $40.6 million and the weighted-average period of time over which this cost will be recognized is 2.6 years.

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

The table below summarizes activity related to the Company’s other share-based compensation and benefit plans for the three and nine months ended September  30, 2013 and 2012 (in thousands):

.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Compensation expense for shares issued under the ESPP	$442	$401	$1,273	$1,139
Income tax benefit from compensation expense related to shares issued under the ESPP	169	154	486	439
Compensation expense for restricted shares awarded	527	583	1,633	1,520
Income tax benefit from compensation expense related to restricted awards	201	225	623	585

NOTE  9 – EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September  30, 2013 and 2012 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator (basic and diluted):
Net income	$186,489	$159,332	$517,945	$452,944

Denominator:
Denominator for basic earnings per share - weighted-average shares	108,307	118,546	110,034	123,448
Effect of stock options (1)	1,886	1,993	1,851	2,222
Denominator for diluted earnings per share - weighted-average shares	110,193	120,539	111,885	125,670

Earnings per share-basic	$1.72	$1.34	$4.71	$3.67
Earnings per share-assuming dilution	$1.69	$1.32	$4.63	$3.60

Antidilutive common stock equivalents not included in the calculation of diluted earnings per share:
Stock options (1)	190	1,465	639	1,483
Weighted-average exercise price per share of antidilutive stock options (1)	$106.40	$87.75	$98.77	$87.68

(1) See Note 8 for further discussion on the terms of the Company's share-based compensation plans.

For the three and nine months ended September  30, 2013 and 2012, the computation of diluted earnings per share did not include certain common stock equivalents.  These common stock equivalents represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equivalents would have been antidilutive.

From October 1, 2013, through and including November 8, 2013, the Company repurchased 0.7 million shares of its common stock at an average price of $124.72, for a total investment of $83.4  million.

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

Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK may have certain indemnification obligations.  As a result of the CSK acquisition, O’Reilly has incurred legal fees and costs related to these potential indemnity obligations arising from the litigation commenced by the Department of Justice and SEC against CSK’s former employees.  Whether those legal fees and costs are covered by CSK’s insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time.  O’Reilly has a remaining reserve, with respect to the indemnification obligations of $13.6 million at September  30, 2013, which relates to the payment of those legal fees and costs already incurred.  It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period.  However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

In July of 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  Under ASU 2013-11, an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company will adopt this guidance beginning with its first quarter ending March 31, 2014; the application of this guidance affects presentation only and, therefore, it is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	an overview of the key drivers of the automotive aftermarket industry;
•	our results of operations for the three and nine months ended September 30, 2013 and 2012;
•	our liquidity and capital resources;
•	any contractual obligations to which we are committed;
•	our critical accounting estimates;
•	the inflation and seasonality of our business; and
•	recent accounting pronouncements that may affect our Company.

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

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States.  We are one of the largest automotive aftermarket specialty retailers, selling our products to both do-it-yourself (“DIY”) customers and professional service providers – our “dual market strategy.”  Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items, accessories, a complete line of auto body paint and related materials, automotive tools and professional service provider service equipment.  Our extensive product line includes an assortment of products that are differentiated by quality and price for most of the product lines we offer.  For many of our product offerings, this quality differentiation reflects “good,” “better,” and “best” alternatives.  Our sales and total gross margin dollars are highest for the “best” quality category of products.  Consumers’ willingness to select products at a higher point on the value spectrum is a driver of sales and profitability in our industry.  Our stores also offer enhanced services and programs to our customers: used oil, oil filter and battery recycling;  battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program;  drum and rotor resurfacing;  custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops.

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets.  We plan to open 190 net, new stores in 2013, and 200 net, new stores in 2014.  We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains.  We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing credit facility.  During the three months ended September 30, 2013, we opened 50 stores and closed two stores.  During the nine months ended September 30, 2013, we opened 163 stores, and closed four stores, and as of that date, operated 4,135 stores in 42 states.

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

•

Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age - The total number of vehicles on the road and the average age of the U.S. vehicle population also heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by the Automotive Aftermarket Industry Association (“AAIA”), the total number of registered vehicles has increased 8% over the past decade, from 229 million light vehicles in 2002 to 247 million light vehicles in 2012.  Annual new light vehicle registrations have declined 14% over the past decade, from 17 million registrations in 2002 to 14 million registrations in 2012; however, the seasonally adjusted annual rate (the “SAAR”) of sales of light vehicles in the U.S. increased to 15 million as of September  30, 2013, indicating that the trend of declining new light vehicle registrations has reversed.  As reported by the AAIA,  the average age of the U.S. vehicle population has increased 16% from 9.6 years in 2002 to 11.1 years in 2012, while vehicle scrappage rates have remained relatively stable over the same period.  We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher miles due to better quality power trains and interiors and exteriors, and the consumer’s willingness to invest in maintaining their higher-mileage, better built vehicles.  As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles which are outside of a manufacturer warranty.  These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles.  Based on this change in consumer sentiment surrounding the length of time older vehicles can be reliably driven at higher mileages, we believe consumers will continue to keep their vehicles even longer as the economy recovers, maintaining the trend of an aging vehicle population.

•

Unemployment - Unemployment rates and continued uncertainty surrounding the overall economic health of the U.S. have had a negative impact on consumer confidence and the level of consumer discretionary spending.  We believe macroeconomic uncertainties and the potential for future joblessness can motivate consumers to find ways to save money, which can be an important factor in the consumer’s decision to defer the purchase of a new vehicle and maintain their existing vehicle.  While the deferral of vehicle purchases has led to an increase in vehicle maintenance, long-term trends of high unemployment could continue to impede the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry.  As of September 30, 2013, the U.S. unemployment rate decreased to  7.2%, its lowest rate in nearly five years.  We believe that as the economy recovers, unemployment will return to more historic levels and we will see a corresponding increase in commuter traffic as unemployed individuals return to work.  Aided by these increased commuter miles, overall annual U.S. miles driven should begin to grow resulting in continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of customer service and expense control.

 RESULTS OF OPERATIONS

Sales:

Sales for the three months ended September 30, 2013, increased $126 million to $1.73 billion from $1.60 billion for the same period one year ago, representing an increase of 8%.  Sales for the nine months ended September 30, 2013, increased $334 million to $5.03 billion from $4.69 billion for the same period one year ago, representing an increase of 7%. Comparable store sales for stores open at least one year increased 4.6% and 1.3% for the three months ended September 30, 2013 and 2012, respectively.  Comparable store sales for stores open at least one year increased 3.9% and 3.7% for the nine months ended September 30, 2013 and 2012, respectively.  Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to Team Members and sales from the acquired VIP stores, due to the significant change in the business model and lack of historical data.

The following table presents the components of the increase in sales for the three and nine months ended September 30, 2013 (in millions):

	Increase in Sales for the Three Months Ended September 30, 2013, Compared to the Same Period in 2012	Increase in Sales for the Nine Months Ended September 30, 2013, Compared to the Same Period in 2012
Store sales:
Comparable store sales	$72	$180
Non-comparable store sales:
Sales for stores opened throughout 2012, excluding stores open at least one year that are included in comparable store sales	12	71
Sales in 2012 for stores that have closed	(1)	(2)
Sales for stores opened throughout 2013, including the acquired VIP stores	40	84
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	3	1
Total increase in sales	$126	$334

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

Our comparable store sales increases for the three and nine months ended September 30, 2013, were driven by an increase in average ticket values for both DIY and commercial business, and an increase in customer transaction counts for commercial business, slightly offset by a decrease in customer transaction counts for DIY business.  The improvements in average ticket values were the result of the continued growth of the more costly, hard part categories as a percentage of our total sales.  The growth in the hard part categories was driven by the increase of professional service provider sales as a percentage of our total sales mix and the continued growth in DIY hard part sales, as consumers continue to maintain and repair their existing vehicles.  The increases in our professional service provider customer transaction counts were driven by the chainwide growth of our professional business, while macroeconomic pressures on disposable income continue to negatively impact DIY customer transaction counts.  Both DIY and professional service provider customer transaction counts also continue to be negatively impacted by better-engineered and more technically advanced vehicles, which have been manufactured in recent years.  These vehicles require less frequent repairs and the component parts are more durable and last for longer periods of time; however, when repairs are required, the cost of the repair is, on average, greater.

We opened 48 and 159 net, new stores during the three and nine months ended September 30, 2013, respectively, compared to 37 and 156 net, new stores during the three and nine months ended September 30, 2012, respectively.  As of September  30, 2013, we operated 4,135 stores in 42 states compared to 3,896 stores in 39 states at September  30, 2012.  We anticipate total new store growth to be 190 net, new store openings in 2013, and 200 net, new store openings in 2014.

Gross profit:

Gross profit for the three months ended September 30, 2013, increased to $879 million (or 50.9% of sales) from $805 million (or 50.3% of sales) for the same period one year ago, representing an increase of 9%.  Gross profit for the nine months ended September 30, 2013, increased to $2.55 billion (or 50.7% of sales) from $2.35 billion (or 50.0% of sales) for the same period one year ago, representing an increase of 9%.  The increases in gross profit dollars for the three and nine months ended September 30, 2013, were primarily a result of the increase in comparable store sales at existing stores and sales from new stores.  The increases in gross profit as  a percentage of sales for the three and nine months ended September 30, 2013, were primarily due to acquisition cost improvements, pricing management and distribution center (“DC”) operating efficiencies, partially offset by the impact of increased commercial sales as a percentage of our total sales mix and a smaller amount of capitalized distribution costs.  Acquisition cost improvements are the result of our ongoing negotiations with our vendors to improve our inventory purchase costs.  DC operating efficiencies are the result of continued leverage on our increased sales volumes and more tenured and experienced DC Team Members in our maturing DCs.  Commercial sales typically carry a lower gross profit as a percentage of sales than DIY sales, as volume discounts are granted on wholesale transactions to professional service provider customers, therefore, creating pressure on our gross profit as a percentage of sales.  The decrease in capitalized distribution costs in the current period compared the same period in the prior year is the result of the larger than typical benefit from capitalized distribution costs associated with our initiative to increase our store-level inventories in the prior year.  The costs to move this additional inventory into the stores were more efficient than routine restocking activity; as a result, we realized a benefit from capitalized distribution costs.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended September  30, 2013, increased to $579 million (or 33.5% of sales) from $542 million (or 33.9% of sales) for the same period one year ago, representing an increase of 7%.  SG&A for the nine months ended September 30, 2013, increased to $1.70 billion (or 33.8% of sales) from $1.59 billion (33.9% of sales) for the same period one year ago, representing an increase of 7%.  The increases in total SG&A dollars for the three and nine months ended September 30, 2013, were primarily the result of additional Team Members, facilities and vehicles to support our increased store count.  The decreases in SG&A as percentages of sales for the three and nine months ended September 30, 2013, were primarily the result of increased leverage of store occupancy and headquarter costs on solid comparable store sales increases.

Operating income:

As a result of the impacts discussed above, operating income for the three months ended September 30, 2013, increased to $300 million (or 17.4% of sales) from $263 million (or 16.4% of sales) for the same period one year ago, representing an increase of 14%.  Operating income for the nine months ended September 30, 2013, increased to $848 million (or 16.9% of sales) from $754 million (or 16.1% of sales) for the same period one year ago, representing an increase of 12%.

Other income and expense:

Total other expense for the three months ended September  30, 2013, increased to $12 million (or 0.7% of sales) from $9 million (or 0.6% of sales) for the same period one year ago, representing an increase of 30%.  Total other expense for the nine months ended September 30, 2013, increased to $33 million (or 0.6% of sales) from $26 million (or 0.5% of sales) for the same period one year ago, representing an increase of 28%.  The increases in total other expense for the three and nine months ended September 30, 2013, were primarily due to increased interest expense on higher average outstanding borrowings and increased amortization of debt issuance costs.

Income taxes:

Our provision for income taxes for the three months ended September  30, 2013, increased to $102 million (or 5.9% of sales) from $95 million (or 5.9% of sales) for the same period one year ago, representing an increase of 8%.  Our provision for income taxes for the nine months ended September 30, 2013, increased to $297 million (or 5.9% of sales) from $276 million (or 5.9% of sales) for the same period one year ago, representing an increase of 8%.  The increase in our provision for income taxes for the three and nine months ended September 30, 2013, was due to the increases in our taxable income.  Our effective tax rate for the three months ended September 30, 2013, was 35.3% of income before income taxes compared to 37.3% for the same period one year ago.  Our effective tax rate for the nine months ended September 30, 2013, was 36.5% of income before income taxes compared to 37.9% of income before income taxes for the same period one year ago.  The decreases in our tax rates for the three and nine months ended September 30, 2013, were primarily due to the benefits of employment tax credits and adjustments to tax reserves related to the favorable resolution of certain income tax audits during the current year and unfavorable adjustments relating to certain income tax audits in the prior year.

Net income:

As a result of the impacts discussed above, net income for the three months ended September 30, 2013, increased to $186 million (or 10.8% of sales) from $159 million (or 9.9% of sales) for the same period one year ago, representing an increase of 17%.  As a result of the impacts discussed above, net income for the nine months ended September 30, 2013, increased to $518 million (or 10.3% of sales) from $453 million (or 9.6% of sales) for the same period one year ago, representing an increase of 14%.

Earnings per share:

Our diluted earnings per common share for the three months ended September 30, 2013, increased 28% to $1.69 on 110 million shares versus $1.32 for the same period one year ago on 121 million shares.  Our diluted earnings per common share for the nine months ended September 30, 2013, increased 29% to $4.63 on 112 million shares versus $3.60 for the same period one year ago on 126 million shares.

LIQUIDITY AND CAPITAL RESOURCES

Our long-term business strategy requires capital to open new stores, fund strategic acquisitions, expand distribution infrastructure, operate and maintain existing stores and may include the opportunistic repurchase of shares of our common stock through our Board-approved share repurchase program.  The primary sources of our liquidity are funds generated from operations and borrowed under our unsecured revolving credit facility.  Decreased demand for our products or changes in customer buying patterns could negatively impact our ability to generate funds from operations.  Additionally, decreased demand or changes in buying patterns could impact our ability to meet the debt covenants of our credit agreement and, therefore, negatively impact the funds available under our unsecured revolving credit facility.  We believe that cash expected to be provided by operating activities and availability under our unsecured revolving credit facility will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future.  However, there can be no assurance that we will continue to generate cash flows at or above recent levels.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 (in thousands):

	For the Nine Months Ended
	September 30,
Liquidity	2013	2012
Total cash provided by (used in):
Operating activities	$719,848	$1,033,126
Investing activities	(294,505)	(211,626)
Financing activities	(310,463)	(760,347)
Increase in cash and cash equivalents	$114,880	$61,153

Operating activities:

The decrease in net cash provided by operating activities for the nine months ended September 30, 2013, compared to the same period in 2012, was primarily due to a smaller decrease in net inventory investment and a smaller increase in income taxes payable (adjusted for the effect of non-cash change in deferred income taxes and the excess tax benefit from stock options exercised), partially offset by an increase in net income in the current period.  Net inventory investment reflects our investment in inventory, net of the amount of accounts payable to vendors.  Our vendor financing programs enable us to reduce overall supply chain costs and negotiate extended payment terms with our vendors.  Our accounts payable to inventory ratio was 87.8% and 84.7% at September 30, 2013, and December 31, 2012, respectively, versus 84.4% and 64.4% at September 30, 2012, and December 31, 2011, respectively.  The smaller increase in our accounts payable to inventory ratio is the result of a smaller increase in the number of new vendors added to our financing programs in the current period, versus the same period in the prior year.  We launched our enhanced vendor financing program in January of 2011, and were able to add a large number of vendors to the programs during 2011 and 2012.  As we anniversary these vendor additions to the programs, we expect to see a slower rate of growth in our accounts payable to inventory ratio.  The smaller increase in income taxes payable, adjusted for the non-cash impacts discussed above, was primarily the result of a prepaid tax position at the end of 2011 versus a payable position at the end of 2012.

Investing activities:

The increase in net cash used in investing activities during the nine months ended September 30, 2013, as compared to the same period in 2012, was primarily the result of an increase in capital expenditures during the current period related to the purchase and construction of new distribution facilities during 2013 to support our ongoing store growth.

Financing activities:

The decrease in net cash used in financing activities during the nine months ended September 30, 2013, as compared to the same period in 2012, was primarily attributable to the impact of fewer repurchases of our common stock during the current period, in accordance with our Board-approved share repurchase program.

Unsecured revolving credit facility:

In January of 2011, and as amended in September of 2011 and July of 2013,  we entered into a credit agreement (the “Credit Agreement”), for a five-year $600 million unsecured revolving credit facility (the “Revolving Credit Facility”), arranged by Bank of America, N.A., which is scheduled to mature in July of 2018.  The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility.  As described in the Credit Agreement governing the Revolving Credit Facility, we may, from time to time subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million.  As of September 30, 2013, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $52 million, reducing the aggregate availability under the Revolving Credit Facility by that amount.  As of September 30, 2013, we had no outstanding borrowings under the Revolving Credit Facility.

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

The senior notes are guaranteed on a senior unsecured basis by each of our subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees our obligations under our Revolving Credit Facility or certain of our other debt or any of our Subsidiary Guarantors.  The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the subsidiary guarantor’s guarantee under our Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all the property of, the subsidiary guarantor.  Each of the Subsidiary Guarantors is wholly-owned, directly or indirectly, by us and we have no independent assets or operations other than those of our subsidiaries.  Our only direct or indirect subsidiaries that would not be Subsidiary Guarantors would be minor subsidiaries.  Neither we, nor any of our Subsidiary Guarantors, are subject to any material or significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law.  Each of our senior notes is subject to certain customary covenants, with which we complied as of September 30, 2013.

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

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.25 times through December 31, 2014, and 2.50 times thereafter through maturity, and a maximum consolidated leverage ratio of 3.00 times through maturity.  The consolidated leverage ratio includes a calculation of adjusted earnings before interest, taxes, depreciation, amortization, rent and stock-based compensation expense (“EBITDAR”) to adjusted debt.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from our lenders.  We had a consolidated fixed charge coverage ratio of 4.95 times and 4.97 times as of September 30, 2013 and 2012, respectively, and a consolidated leverage ratio of 1.94 times and 1.85 times as of September 30, 2013 and 2012, respectively, remaining in compliance with all covenants related to the borrowing arrangements.  Under our current capital structure  plan, we have targeted an adjusted debt to adjusted EBITDAR ratio range of 2.00 times to 2.25 times.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended September 30, 2013 and 2012 (dollars in thousands):

		For the Twelve Months Ended
		September 30,
		2013	2012
	GAAP net income	$650,747	$575,932
Add:	Interest expense	47,640	38,181
	Rent expense	252,210	238,307
	Provision for income taxes	376,975	350,500
	Depreciation expense	180,714	174,967
	Amortization (benefit) expense	(33)	668
	Non-cash share-based compensation	21,935	21,270
	Non-GAAP adjusted net income (EBITDAR)	$1,530,188	$1,399,825

	Interest expense	$47,640	$38,181
	Capitalized interest	9,285	5,343
	Rent expense	252,210	238,307
	Total fixed charges	$309,135	$281,831

	Consolidated fixed charge coverage ratio	4.95	4.97

	GAAP debt	$1,396,099	$1,096,025
	Stand-by letters of credit	52,481	57,578
	Discount on senior notes	4,015	4,490
	Six-times rent expense	1,513,260	1,429,842
	Non-GAAP adjusted debt	$2,965,855	$2,587,935

	Consolidated leverage ratio	1.94	1.85

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

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced repurchase program (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Shares repurchased	1,534	6,359	6,548	12,647
Average price per share	$120.71	$84.76	$104.93	$89.62
Total investment	$185,226	$538,972	$687,064	$1,133,328

As of September  30, 2013,  we had $392 million remaining under our share repurchase program.  Subsequent to the end of the third quarter and through November 8, 2013, we repurchased an additional 0.7 million shares of our common stock under our share repurchase program at an average price of $124.72 for a total investment of $83 million.  We have repurchased a total of 39.3 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through November 8, 2013, at an average price of $81.23, for a total aggregate investment of $3.2 billion.

CONTRACTUAL OBLIGATIONS

On June 20, 2013, we issued $300 million aggregate principal amount of unsecured 3.850% Senior Notes due 2023 at a price to the public of 99.992% of their face value with UMB as trustee.  Interest on the 3.850% Senior Notes due 2023 is payable on June 15 and December 15 of each year, beginning on December 15, 2013, and is computed on the basis of a 360-day year.

On July 2, 2013, we entered into an amendment to our Revolving Credit Facility and an amendment to our corresponding guaranty.  The amendments extended the maturity date of our credit facility to July 2, 2018, lowered our maximum borrowing capacity, lowered the interest rate margins on borrowings and lowered the facility fee applicable to commitments.

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

In July of 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  Under ASU 2013-11, an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  We will adopt this guidance beginning with our first quarter ending March 31, 2014; the application of this guidance affects presentation only and, therefore, it is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of September 30, 2013, we had no outstanding borrowings under our Revolving Credit Facility.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of September 30, 2013, our cash and cash equivalents totaled $363 million.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the fiscal quarter ending September  30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, O’Reilly was involved in resolving governmental investigations that were being conducted against CSK Auto Corporation (“CSK”) and CSK’s former officers and other litigation, prior to its acquisition by O’Reilly, as described below.

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

Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK may have certain indemnification obligations.  As a result of the CSK acquisition, O’Reilly has incurred legal fees and costs related to these potential indemnity obligations arising from the litigation commenced by the Department of Justice and SEC against CSK’s former employees.  Whether those legal fees and costs are covered by CSK’s insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time.  O’Reilly has a remaining reserve, with respect to the indemnification obligations of $13.6 million at September  30, 2013, which relates to the payment of those legal fees and costs already incurred.  It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period.  However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

As of September  30, 2013, there have been no material changes in our risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months or nine months ended September 30, 2013.  The following table identifies all repurchases during the three months ended September 30, 2013, of any of our securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of us or any affiliated purchaser (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
July 1, 2013, to July 31, 2013	495	$113.66	495	$520,520
August 1, 2013, to August 31, 2013	463	123.77	463	463,164
September 1, 2013, to September 30, 2013	576	124.32	576	$391,570
Total as of September 30, 2013	1,534	$120.71	1,534

(1) Under our share repurchase program, as approved by our Board of Directors, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  On May 29, 2013, our Board of Directors approved a resolution to increase the authorization under the share repurchase program by an additional $500 million, raising the cumulative authorization under the share repurchase program to $3.5 billion.  The additional $500 million authorization is effective for a three-year period, beginning on May 29, 2013.  The current authorization under the share repurchase program is scheduled to expire on May 29, 2016.  No other share repurchase programs existed during the three or nine months ended September 30, 2013.

Subsequent to September 30, 2013,  and through November 8, 2013, we repurchased an additional 0.7 million shares of our common stock under our share repurchase program at an average price per share of $124.72, for a total investment of $83 million.  We have repurchased a total of 39.3 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through November 8, 2013, at an average price of $81.23, for a total aggregate investment of $3.2 billion.

Item 6.  Exhibits

Exhibits:

Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
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

10.2

Form of O’Reilly Automotive, Inc. Director Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 14, 2013, is incorporated herein by this reference.

10.3

Form of O’Reilly Automotive, Inc. Executive Officer Indemnification Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 14, 2013, is incorporated herein by this reference.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

November 8, 2013	/s/ Greg Henslee
Date	Greg Henslee President and Chief Executive Officer (Principal Executive Officer)

November 8, 2013	/s/ Thomas McFall
Date	Thomas McFall Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
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

10.2

Form of O’Reilly Automotive, Inc. Director Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 14, 2013, is incorporated herein by this reference.

10.3

Form of O’Reilly Automotive, Inc. Executive Officer Indemnification Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 14, 2013, is incorporated herein by this reference.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.