Form 10-K
period 2013-12-31
O REILLY AUTOMOTIVE INC
filed 2014-02-28
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 24, 2014, an aggregate of 106,364,924 shares of common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $16,366,370,856 based on the last sale price of the common stock reported by The NASDAQ Global Select Market.

At June 30, 2013, an aggregate of 108,886,775 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $12,262,828,601 based on the last price of the common stock reported by The NASDAQ Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE
As indicated below, portions of the registrant's documents specified below are incorporated here by reference:

Document	Form 10-K Part
Proxy Statement for 2014 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A within 120 days of the end of registrant's most recently completed fiscal year)	Part III

O'Reilly Automotive, Inc.
Form 10-K
For the Year Ended December 31, 2013

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental regulations, our increased debt levels, credit ratings on public debt, our ability to hire and retain qualified employees, risks associated with the performance of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of this annual report on Form 10-K for the year ended December 31, 2013, for additional factors that could materially affect our financial performance. Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I
Item 1. Business

GENERAL INFORMATION

O'Reilly Automotive, Inc. and its subsidiaries, collectively “we,” “O’Reilly,” or the “Company,” is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (“DIY”) and professional service provider customers, our “dual market strategy”. The business was founded in 1957 by Charles F. O'Reilly and his son, Charles H. ''Chub'' O'Reilly, Sr. and initially operated from a single store in Springfield, Missouri. Our common stock has traded on The NASDAQ Global Select Market under the symbol “ORLY” since April 22, 1993.

At December 31, 2013, we operated 4,166 stores in 42 states. Our stores carry an extensive product line, including the products identified below:

•
new and remanufactured automotive hard parts, such as alternators, starters, fuel pumps, water pumps, brake system components, batteries, belts, hoses, temperature control, chassis parts and engine parts;

•	maintenance items, such as oil, antifreeze, fluids, filters, wiper blades, lighting, engine additives and appearance products; and

•	accessories, such as floor mats, seat covers and truck accessories.

Our stores offer many enhanced services and programs to our customers, such as those identified below:

•	used oil, oil filter and battery recycling

•	battery, wiper and bulb replacement

•	battery diagnostic testing

•	electrical and module testing

•	check engine light code extraction

•	loaner tool program

•	drum and rotor resurfacing

•	custom hydraulic hoses

•	professional paint shop mixing and related materials

•	machine shops

See "Risk Factors" beginning on page 15 for a description of certain risks relevant to our business. These risk factors include, among others, deteriorating economic conditions, competition in the automotive aftermarket business, our sensitivity to regional economic and weather conditions, future growth assurance, our dependence upon key and other personnel, our relationships with key vendors and availability of key products, our acquisition strategies, complications in our distribution centers (“DC”s), failure to achieve high levels of services and products, the effect of sales of shares of our common stock eligible for future sale, unanticipated fluctuations in our quarterly results, the volatility of the market price of our common stock, increased debt levels, a downgrade in our credit ratings, data security, and environmental legislation and other regulations.

OUR BUSINESS

Our goal is to continue to achieve growth in sales and profitability by capitalizing on our competitive advantages and executing our growth strategy. We remain confident in our ability to continue to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values, including customer service and expense control. Our intent is to be the dominant auto parts provider in all the markets we serve, by providing superior customer service and significant value to both DIY and professional service provider customers.

Competitive Advantages

We believe our effective dual market strategy, superior customer service, technically proficient store personnel, strategic distribution systems and experienced management team make up our key competitive advantages which cannot be easily duplicated.

Proven Ability to Execute Our Dual Market Strategy:
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

In 2013, we derived approximately 58% of our sales from our DIY customers and approximately 42% of our sales from our professional service provider customers. We believe we will continue to increase our sales to professional service provider customers at a faster pace than the increase in our sales to DIY customers due to the more fragmented nature of the professional service provider business, which offers a greater opportunity for consolidation, the opportunities for growth in our less mature markets, and our systems, knowledge and experience serving the professional service provider side of the automotive aftermarket, supported by 600 full-time sales staff dedicated solely to calling upon and servicing the professional service provider customer. We believe we will continue to have a competitive advantage on the professional service provider portion of our business over our competitors who do not have the same historical track record of serving the professional service provider. We will also continue to expand and enhance the level of offerings focused on the growth of our DIY business and will continue to execute our proven dual market strategy.

Superior Customer Service:
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

•
a robust point-of-sale system integrated with our proprietary electronic catalog, which contains a wide variety of product images, schematics and technical specifications, and equips our Team Members with highly effective tools to source products in our extensive supply network

Technically Proficient Professional Parts People:
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

Strategic Regional Tiered Distribution Network:
We believe our commitment to a robust, regional, tiered distribution network provides superior replenishment and access to hard-to-find parts and enables us to optimize product availability and inventory levels throughout our store network. Our strategic regional tiered distribution network includes DCs and Hub stores. Our inventory management and distribution systems electronically link each of our stores to one or more DCs, which provides for efficient inventory control and management. We currently operate 24 regional DCs, which provide our stores with same-day or overnight access to an average of 147,000 stock keeping units (“SKUs”), many of which are hard-to-find items not typically stocked by other auto parts retailers. To augment our robust DC network, we operate 266 Hub stores that also provide delivery service and same-day access to an average of 43,000 SKUs to other stores within the surrounding area. We believe this timely access to a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

Experienced Management Team:
Our Company philosophy is to “promote from within” and the vast majority of our senior management, district managers and store managers have been promoted from within the Company. We augment this promote from within philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience. We have a strong management team comprised of senior management with 166 professionals who average 18 years of service; 210 corporate managers who average 16 years of service; and 404 district managers who average 12 years of service. Our management team has demonstrated the consistent ability to successfully execute our business plan and growth strategy by generating 21 consecutive years of record revenues and earnings and positive comparable store sales results since becoming a public company in April of 1993.

Growth Strategy

Aggressively Open New Stores:
We intend to continue to consolidate the fragmented automotive aftermarket. During 2013, we opened 190 net, new stores and we plan to open approximately 200 net, new stores in 2014, which will increase our penetration in existing markets and allow for expansion into new, contiguous markets. The sites for these new stores have been identified, and to date, we have not experienced significant difficulties in locating suitable sites for construction of new stores or identifying suitable acquisition targets for conversion to O'Reilly stores. We typically open new stores by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory, (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store, or (iii) purchasing multi-store chains. New store sites are strategically located in clusters within geographic areas that complement our distribution network in order to achieve economies of scale in management, advertising and distribution. Other key factors we consider in the site selection process include population density and growth patterns, demographic lifestyle segmentation, age and per capita income, vehicle traffic counts, number and type of existing automotive repair facilities, competing auto parts stores within a predetermined radius, and the operational strength of such competitors.

We target both small and large markets for expansion of our store network. While we have faced, and expect to continue to face, aggressive competition in the more densely populated markets, we believe we have competed effectively, and are well positioned to continue to compete effectively, in such markets and to achieve our goal of continued profitable sales growth within these markets. We also believe that with our dual market strategy, we are better able to operate stores in less densely populated areas, which would not otherwise support a national chain store selling primarily to the retail automotive aftermarket. Therefore, we continue to pursue opening new stores in less densely populated market areas as part of our growth strategy.

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

Selectively Pursue Strategic Acquisitions:
The automotive aftermarket industry is still highly fragmented and we believe the ability of national auto parts chains, such as ourselves, to operate more efficiently and proficiently than smaller independent operators will result in continued industry consolidation. Our intention is to continue to selectively pursue strategic acquisition targets that will strengthen our position as a leading automotive aftermarket parts supplier in existing markets and provide a springboard for expansion into new markets.

Continually Enhance Store Design and Location:
Our current prototype store design features enhancements such as optimized square footage, higher ceilings, more convenient interior store layouts, improved in-store signage, brighter lighting, increased parking availability and dedicated counters to serve professional service providers, each designed to increase sales and operating efficiencies and enhance overall customer service. We continually update the location and condition of our store network through systematic renovation and relocation of our existing stores to enhance store performance. During 2013, we relocated 19 stores and renovated 57 stores. We believe that our ability to consistently achieve growth in same store sales is due in part to our commitment to maintaining an attractive store network, which is strategically located to best serve our customers.

Continually Enhance the Growth and Functionality of Our E-Commerce Website:
Our user-friendly website, www.oreillyauto.com, allows our customers to search product and repair content, check the in-store availability of our products, and place orders for either home delivery or in-store pickup. We continue to enhance the functionality of our website to provide our customers with a friendly and convenient shopping experience, as well as a robust product and repair content information resource, which will continue to build the O’Reilly Brand.

Team Members

As of January 31, 2014, we employed 62,533 Team Members (31,771 full-time Team Members and 30,762 part-time Team Members), of whom 53,317 were employed at our stores, 6,613 were employed at our DCs and 2,603 were employed at our corporate and regional offices. A union represents 50 stores (535 Team Members) in the Greater Bay Area in California, and has for many years. In addition, approximately 66 Team Members who drive over-the-road trucks in two of our DCs are represented by a labor union. Except for these Team Members, our Team Members are not represented by labor unions. Our tradition for 57 years has been to treat all of our Team Members with honesty and respect and to commit significant resources to instill in them our “Live Green” Culture, which emphasizes the importance of each Team Member’s contribution to the success of O’Reilly. This focus on professionalism and fairness has created an industry-leading team and we consider our relations with our Team Members to be excellent.

Store Network

Store Locations and Size:
As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national chain selling primarily to the retail automotive aftermarket. Our stores, on average, carry approximately 24,000 SKUs and average approximately 7,000 total square feet in size. At December 31, 2013, we had a total of approximately 30 million square feet in our 4,166 stores. Our stores are served primarily by the nearest DC, which averages 147,000 SKUs, but also have same-day access to the broad selection of inventory available at one of our 266 Hub stores, which, on average, carry approximately 43,000 SKUs and average approximately 10,000 square feet in size.

We believe that our stores are ''destination stores'' generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Consequently, most of our stores are freestanding buildings or prominent end caps situated on or near major traffic thoroughfares, and offer ample parking, easy customer access and are generally located in close proximity to our professional service provider customers.

The following table sets forth the geographic distribution and activity of our stores as of December 31, 2013 and 2012:

	December 31, 2012		2013 Net, New and Acquired Stores		December 31, 2013
State	Store Count	% of Total Store Count	Store Change	% of Total Store Change	Store Count	% of Total Store Count	Cumulative % of Total Store Count
Texas	584	14.7%	19	10.0%	603	14.5%	14.5%
California	483	12.1%	15	7.9%	498	12.0%	26.5%
Missouri	183	4.6%	2	1.1%	185	4.4%	30.9%
Georgia	167	4.2%	6	3.2%	173	4.2%	35.1%
Illinois	147	3.7%	12	6.2%	159	3.8%	38.9%
Tennessee	142	3.6%	6	3.2%	148	3.6%	42.5%
Washington	145	3.6%	2	1.1%	147	3.5%	46.0%
North Carolina	130	3.3%	3	1.6%	133	3.2%	49.2%
Arizona	130	3.3%	1	0.5%	131	3.1%	52.3%
Ohio	115	2.9%	15	7.9%	130	3.0%	55.3%
Michigan	110	2.8%	10	5.3%	120	2.9%	58.2%
Oklahoma	112	2.8%	3	1.6%	115	2.8%	61.0%
Alabama	112	2.8%	1	0.5%	113	2.7%	63.7%
Minnesota	109	2.7%	3	1.6%	112	2.7%	66.4%
Indiana	95	2.4%	9	4.6%	104	2.5%	68.9%
Arkansas	101	2.5%	1	0.5%	102	2.4%	71.3%
Louisiana	90	2.3%	6	3.2%	96	2.3%	73.6%
Wisconsin	87	2.2%	8	4.2%	95	2.3%	75.9%
Florida	58	1.5%	32	16.7%	90	2.2%	78.1%
Colorado	84	2.1%	2	1.1%	86	2.1%	80.2%
South Carolina	72	1.8%	6	3.2%	78	1.9%	82.1%
Kansas	72	1.8%	2	1.1%	74	1.8%	83.9%
Mississippi	72	1.8%	0	0.0%	72	1.7%	85.6%
Iowa	67	1.7%	1	0.5%	68	1.6%	87.2%
Kentucky	65	1.6%	2	1.1%	67	1.6%	88.8%
Utah	56	1.4%	1	0.5%	57	1.4%	90.2%
Oregon	48	1.2%	4	2.1%	52	1.3%	91.5%
Nevada	48	1.2%	2	1.1%	50	1.2%	92.7%
Virginia	40	1.0%	6	3.2%	46	1.1%	93.8%
New Mexico	41	1.0%	3	1.6%	44	1.1%	94.9%
Maine	35	0.9%	0	0.0%	35	0.8%	95.7%
Idaho	33	0.8%	1	0.5%	34	0.8%	96.5%
Nebraska	30	0.8%	2	1.1%	32	0.7%	97.2%
Montana	24	0.6%	0	0.0%	24	0.6%	97.8%
New Hampshire	18	0.5%	0	0.0%	18	0.4%	98.2%
Wyoming	16	0.4%	1	0.5%	17	0.4%	98.6%
North Dakota	13	0.3%	0	0.0%	13	0.3%	98.9%
Alaska	13	0.3%	0	0.0%	13	0.3%	99.2%
Hawaii	11	0.3%	1	0.5%	12	0.3%	99.5%
South Dakota	11	0.3%	1	0.5%	12	0.3%	99.8%
West Virginia	4	0.1%	1	0.5%	5	0.1%	99.9%
Massachusetts	3	0.1%	0	0.0%	3	0.1%	100.0%
Total	3,976	100.0%	190	100.0%	4,166	100.0%

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

Store Automation:
To enhance store-level operations, customer service and reliability, we use Linux servers and IBM I-Series computer systems in our stores. These systems are linked with the I-Series computers located in each of our DCs. Our point-of-sale system provides immediate access to our electronic catalog, part images, schematics and pricing information by make, model and year of vehicle and uses barcode scanning technology to price our merchandise. This system speeds transaction times, reduces the customer’s checkout time, ensures accuracy and provides enhanced customer service. Moreover, our store automation systems capture detailed sales information which assists in store management, strategic planning, inventory control and distribution efficiency.

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

When entering new, more densely populated markets, we generally seek to initially open several stores within a short span of time in order to maximize the effect of initial promotional programs and achieve economies of scale. After opening this initial cluster of new stores, we seek to begin penetrating the less densely populated surrounding areas. As these store clusters mature, we evaluate the need to open additional locations in the more densely populated markets where we believe opportunities exist to expand our market share or to improve the level of service provided in high volume areas. This strategy enables us to achieve additional distribution and advertising efficiencies in each market.

Management Structure

Each of our stores is staffed with a store manager and one or more assistant managers, in addition to parts specialists, retail and/or installer service specialists and other positions required to meet the specific needs of each store. Each of our 404 district managers has general supervisory responsibility for an average of ten stores, which provides our stores with a strong amount of operational support.

Store and district managers complete a comprehensive training program to ensure each has a thorough understanding of customer service, leadership, inventory management and store profitability, as well as all other sales and operational aspects of our business model. Store and district managers are also required to complete a structured training program that is specific to their position, including attending a week-long manager development program at the corporate headquarters in Springfield, Missouri. Store and district managers also receive continuous training through online assignments, field workshops, regional meetings and our annual managers' conference.

We provide financial incentives to all store Team Members through incentive compensation programs. Under our incentive compensation programs, base salary is augmented by incentive compensation based on individual and/or store sales and profitability. In addition, each of our district managers participates in our stock option and bonus programs, and store managers participate in bonus programs based on their store’s performance. We believe our incentive compensation programs significantly increase the motivation and overall performance of our store Team Members and enhance our ability to attract and retain qualified management and other personnel.

Professional Parts People

We believe our highly trained team of Professional Parts People is essential in providing superior customer service to both DIY and professional service provider customers. Because a significant portion of our business is from professional service provider customers, our Professional Parts People are required to be highly technically proficient in automotive products. In addition, we have found that the typical DIY customer often seeks assistance from a Professional Parts Person, particularly when purchasing hard parts. The ability of our Professional Parts People to provide such assistance to the DIY customer creates a favorable impression and is a significant factor in generating repeat DIY business.

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

All of our stores have the ability to service professional service provider customers. For this reason, select Team Members in each store complete extensive sales call training with a regional field sales manager. Afterward, these Team Members spend at least one day per week calling on existing and potential professional service provider customers. Additionally, each Team Member engaged in such sales activities participates in quarterly advanced training programs for sales and business development.

Distribution Systems

We believe that our tiered distribution model provides industry-leading parts availability and store in-stock positions, while lowering our inventory carrying costs and controlling inventory. Moreover, we believe the ongoing, significant capital investments made in our DC network allows us to efficiently service new stores that are planned to open in contiguous market areas as well as servicing our existing store network. Our distribution expansion strategy complements our new store opening strategy by supporting newly established clusters of stores and additional penetration into existing markets in the regions surrounding each DC. As of December 31, 2013, we had a total growth capacity of over 225 stores in our distribution center network, which increased by 300 stores with the completion of our Lakeland, Florida DC in January of 2014, and will increase by 250 stores with the completion of our Chicago, Illinois, DC in the second half of 2014 and 210 net stores with the relocation of our existing Lewiston, Maine, DC to a facility in Devens, Massachusetts, in the second half of 2014. Including this planned growth, we expect to end the year in 2014 with a total growth capacity in our distribution system of over 750 stores.

Distribution Centers:
As of December 31, 2013, we operated 24 DCs comprised of approximately 8.6 million operating square feet (see the "Properties" table in Item 2 of this Form 10-K for a detailed listing of DC operating square footages). Our DCs electronically receive orders from computers located in each of our stores. Our DCs stock an average of 147,000 SKUs and most DCs are linked to and have the ability to access multiple other regional DCs’ on-hand inventory. Our DCs provide five-night-a-week delivery, primarily via a Company-owned fleet, to all of our stores in the continental United States. In addition, stores within an individual DC's metropolitan area receive multiple daily deliveries from the DC's “city counter”, most of which receive this service seven days per week. Our DCs also provide weekend service not only to stores they service via their city counters, but also to strategic Hub locations, which redistribute to surrounding stores. Our national Hub store network provides additional service throughout the week, and on weekends, to surrounding stores. With our planned DC expansion during 2014, we expect to end the year in 2014 operating 26 DCs comprised of approximately 9.9 million operating square feet.

As part of our continuing efforts to enhance our distribution network in 2014, we plan to:

•	continue to implement voice picking technology in additional DCs;

•	continue to implement our warehouse management system in additional DCs;

•	continue to implement enhanced routing software to further enhance logistics efficiencies;

•	continue to implement labor management software to improve DC productivity and overall operating efficiency;

•	develop further automated paperless picking processes;

•	improve proof of delivery systems to further increase the accuracy of product movement to our stores;

•	continue to define and implement best practices in all DCs;

•	make proven, return-on-investment based capital enhancements to material handling equipment in DCs including conveyor systems, picking modules and lift equipment; and

•	expand our distribution network by adding two additional new DCs to our network and relocating one DC to a larger, state-of-the art facility.

Hub stores:
We currently operate 266 strategically located Hub stores. In addition to serving DIY and professional service provider customers in their markets, Hub stores also provide delivery service to our other stores within the surrounding area and access to an expanded selection of SKUs on a same-day basis. Our Hub stores average approximately 10,000 square feet and carry an average of 43,000 SKUs.

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

We have no long-term contractual purchase commitments with any of our vendors, nor have we experienced difficulty in obtaining satisfactory alternative supply sources for automotive parts. We believe that alternative supply sources exist at competitive costs, for substantially all of the automotive products that we sell. It is our policy to take advantage of payment and seasonal purchasing discounts offered by our vendors and to utilize extended dating terms available from vendors. Again in 2013, we entered into various programs and arrangements with certain vendors that provided for extended dating and payment terms for inventory purchases. As a whole, we consider our relationships with our vendors to be very good.

We purchase automotive products in substantial quantities from over 500 vendors, the five largest of which accounted for approximately 24% of our total purchases in 2013. Our largest vendor in 2013 accounted for approximately 7% of our total purchases and the next four largest vendors each accounted for approximately 3% to 6% of our total purchases.

Marketing

Marketing to the DIY Customer:
We use an integrated marketing program, which includes television, radio, direct mail and newspaper distribution, in-store, online, and social media promotions, and sports and event sponsorships to aggressively attract DIY customers. The marketing strategy we employ is highly effective and has led to a measurable increase in awareness of the O’Reilly Brand across our geographic footprint. We utilize a combination of brand and product/price messaging to drive retail traffic and purchases, which frequently coincide with key sales events.

To stimulate sales among racing enthusiasts, who we believe individually spend more on automotive products than the general public, we sponsored multiple nationally-televised races and over 1,500 grassroots, local, and regional motorsports events throughout 42 states during 2013. We were the title sponsor of two National Association for Stock Car Racing (“NASCAR”) National series events in Texas and four National Hot Rod Association (“NHRA”) races across the country.

During the fall and winter months, we strategically sponsor National Collegiate Athletic Association (“NCAA”) basketball. Our relationships with over 30 NCAA teams and tournaments have resulted in prominently-displayed O’Reilly logos on TV-visible signs throughout the season.

Through an expanded use of Spanish language radio, print, and outdoor advertising, as well as sponsorships of over 45 local and regional festivals and events, we demonstrated our commitment to increasing marketing efforts that are targeted toward the Spanish speaking auto parts consumer.

In 2013, we continued our dedicated problem/solution communication strategy, which encourages vehicle owners to perform regular maintenance as a way to save money and protect their automotive investment over the long term. This highly relevant message resonates with consumers and establishes O’Reilly as their source for the parts they need and excellent customer service.

In 2013, we launched our O’Reilly O’Rewards® DIY customer loyalty program. The program provides members with the opportunity to earn points through purchases and other special events and allows members to redeem those points toward coupons, which provide discounts on future merchandise purchases in our stores. The programs allow us to enhance engagement with our customers to earn more of their business and target promotions tailored to their specific needs and purchasing patterns, while also rewarding our customers for their continued business.

Marketing to the Professional Service Provider Customer:
We have over 600 full-time O’Reilly sales representatives strategically located across our market areas as part of our First Call® program. Each sales representative is dedicated solely to calling upon, selling to and servicing our professional service provider customers. Targeted marketing materials such as flyers, quick reference guides and catalogs are produced and distributed on a regular basis to professional service providers, paint and body shops and fleet customers. Our industry-leading First Call program enables our sales representatives, district managers, and store managers to provide excellent customer service to each of our professional service provider accounts by providing the products and services identified below:

•	broad selection of merchandise at competitive prices

•	dedicated Professional Service Specialists in our stores

•	multiple, daily deliveries from our stores

•	same-day or overnight access to an average of 147,000 SKUs through seven day store inventory replenishments

•	separate service counter and phone line in our stores dedicated exclusively to service professional service providers

•	trade credit for qualified accounts

•	Mitchell shop management systems

•	First Call Online, a dedicated Internet based catalog and ordering system designed to connect professional service providers directly to our inventory system

•	training and seminars covering topics of interest, such as technical updates, safety and general business management

•	access to a comprehensive inventory of products and equipment needed to operate and maintain their shop

•	Certified Auto Repair Center Program, a program that provides professional service providers with business tools they can utilize to profitably grow and market their shops

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

Approximately 181 jobber stores currently purchase automotive products from Ozark and participate in our Parts City Auto Parts program, our proprietary jobber service program. As a participant in these programs, a jobber store, which meets certain financial and operational standards, is permitted to indicate its Parts City Auto Parts membership through the display of trademarked logo that is owned by Ozark. In return for a commitment to purchase automotive products from Ozark, we provide computer software for business management, competitive pricing, advertising, marketing and sales assistance to Parts City Auto Parts affiliate stores.

Pricing

We believe that competitive pricing is essential to successfully operate in the automotive aftermarket business. Product pricing is generally established to compete with the pricing of competitors in the market area served by each store. Most automotive products that we sell are priced based upon a combination of competitor price comparisons and internal gross margin targets and are generally sold at a discount to the manufacturer’s suggested retail price with additional savings offered through volume discounts and special promotional pricing. Consistent with our low price guarantee, each of our stores will match any verifiable price on any in-stock product of the same or comparable quality offered by our competitors in the same market area.

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

INDUSTRY ENVIRONMENT

The automotive aftermarket industry includes all products and services purchased for light- and heavy-duty vehicles after the original sale. The total size of the automotive aftermarket is estimated to be approximately $239 billion, according to the Automotive Aftermarket Industry Association (“AAIA”). This market is made up of four segments – labor share of professional service provider sales, auto parts share of professional service provider sales, DIY sales and tire sales. O’Reilly’s addressable market within this industry is approximately $136 billion, which includes the auto parts share of professional service provider sales and DIY sales. We do not sell tires or perform for-fee automotive repairs or installations.

Competition

The sale of automotive aftermarket items is highly competitive in many areas, including customer service, product availability, store location, brand recognition and price. We compete in both the DIY and professional service provider portions of the automotive aftermarket and are one of the largest specialty retailers within that market. We compete primarily with the stores identified below:

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

We compete on the basis of customer service, which includes merchandise selection and availability, technical proficiency and helpfulness of store personnel, price, store layout and convenient and accessible store locations. Our dual market strategy requires significant capital to support, such as the capital expenditures required for our distribution and store networks and working capital needed to maintain inventory levels necessary for providing products to both the DIY and professional service provider portions of the automotive aftermarket.

Inflation and Seasonality

We have been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. To the extent our acquisition costs increase due to base commodity price increases industry wide, we have typically been able to pass along these increased costs through higher retail prices for the affected products. As a result, we do not believe our operations have been materially, adversely affected by inflation.

To some extent our business is seasonal, primarily as a result of the impact of weather conditions on customer buying patterns. Store sales, profits and inventory levels have historically been higher in the second and third quarters (April through September) than in the first and fourth quarters (October through March) of the year.

Regulations

We are subject to federal, state and local laws and governmental regulations relating to our business, including those related to the handling, storage and disposal of hazardous substances, the recycling of batteries and used lubricants, and the ownership and operation of real property.

As part of our operations, we handle hazardous materials in the ordinary course of business and our customers may bring hazardous materials onto our property in connection with, for example, our oil and battery recycling programs. We currently provide a recycling program for batteries and the collection of used lubricants at certain stores as a service to our customers pursuant to agreements with third-party vendors. The batteries and used lubricants are collected by our Team Members, deposited into vendor-supplied containers and pallets, and then disposed of by the third-party vendors. In general, our agreements with such vendors contain provisions that are designed to limit our potential liability under applicable environmental regulations for any damage or contamination, which may be caused by the batteries and lubricants to off-site properties (including as a result of waste disposal) and to our properties, when caused by the vendor.

Compliance with any such laws and regulations has not had a material adverse effect on our operations to date. However, we cannot give any assurance that we will not incur significant expenses in the future in order to comply with any such laws or regulations.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following paragraphs discuss information about our executive officers who are not also directors:

Greg Henslee, age 53, President and Chief Executive Officer, has been an O’Reilly Team Member for 29 years. Mr. Henslee’s O’Reilly career started as a parts specialist, and during his first five years he served in several positions in retail store operations, including district manager. From there he advanced to Computer Operations Manager, and over the next 15 years, he served as Director of Computer Operations/Loss Prevention, Vice President of Store Operations and as Senior Vice President. In 1999, he became President of Merchandise, Distribution, Information Systems and Loss Prevention, and in 2005, he became Chief Executive Officer and Co-President.

Mr. Henslee has held the position of Chief Executive Officer since 2005, held the position of Co-President between the years of 2005 and 2012, and has held the position of President since January of 2013.

Thomas McFall, age 43, Executive Vice President of Finance and Chief Financial Officer, has been an O’Reilly Team Member since 2006 and has held his position as Chief Financial Officer during this time. Mr. McFall’s primary areas of responsibility are Finance, Accounting, Information Systems, Risk Management and Human Resources. Prior to joining O’Reilly, Mr. McFall held the position of Chief Financial Officer – Midwest Operation for CSK Auto Corporation ("CSK"), following CSK’s acquisition of Murray’s Discount Auto Stores (“Murray’s”). Mr. McFall served Murray’s for eight years as Controller, Vice President of Finance, and Chief Financial Officer, with direct responsibility for finance and accounting, distribution and logistics operations. Prior to joining Murray’s, Mr. McFall was an Audit Manager with Ernst & Young, LLP in Detroit, Michigan.

Jeff Shaw, age 51, Executive Vice President of Store Operations and Sales, has been an O'Reilly Team Member for 25 years. Mr. Shaw's primary areas of responsibility are Store Operations and Sales. His O'Reilly career started as a Parts Specialist, and has progressed through the roles of Store Manager, District Manager, Regional Manager and Vice President of the Southern division. He advanced to Vice President of Sales and Operations in 2003 and Senior Vice President of Sales and Operations in 2004. Mr. Shaw has held the position of Executive Vice President of Store Operations and Sales since January of 2013.

Ted F. Wise, age 63, Executive Vice President of Expansion, has been an O’Reilly Team Member for 43 years. Mr. Wise’s primary area of responsibility is Real Estate. He began his O’Reilly career in sales in 1970, was promoted to Store Manager in 1973 and became our first District Manager in 1977. He continued his progression with O’Reilly as Operations Manager, Vice President, Senior Vice President of Operations and Sales, and Executive Vice President. He was promoted to President of Sales, Operations and Real Estate in 1999, and in 2005 became Chief Operating Officer and Co-President, until January of 2013 when he became Executive Vice President of Expansion.

Tony Bartholomew, age 52, Senior Vice President of Professional Sales, has been an O’Reilly Team Member for 31 years. Mr. Bartholomew’s primary area of responsibility is Professional Sales. His O’Reilly career started as a Delivery Specialist and has progressed through Parts Specialist, Assistant Manager, Night Manager, Merchandising set up crew Supervisor, Equipment Sales Manager and Regional Field Sales Manager. In 1998, Mr. Bartholomew became the Director of Southern Division Sales and then in 2003 assumed the role of Vice President of Professional Sales. Mr. Bartholomew has held the position of Senior Vice President of Professional Sales since January of 2013.

Stephen L. Jasinski, age 48, Senior Vice President of Information Systems, has been an O’Reilly Team Member for 21 years. Mr. Jasinski’s primary area of responsibility is Information Systems. His O’Reilly career started as a Programmer. Mr. Jasinski advanced to Manager, responsible for retail, pricing and warehouse management programming development. From there, he was promoted to Director of Systems Development and in early 2004, promoted to Vice President of Information Systems responsible for information systems, PC support, store support services and telecommunications. Mr. Jasinski has held the position of Senior Vice President of Information Systems since January of 2013.

Gregory D. Johnson, age 48, Senior Vice President of Distribution Operations, has been an O’Reilly Team Member for 31 years. Mr. Johnson’s primary area of responsibility is Distribution and Logistics. He began his O’Reilly career as a part-time stocker in the Nashville DC in 1982 and advanced with O’Reilly as Retail Systems Manager, WMS Systems Development Manager, Director of Distribution and Vice President of Distribution. Mr. Johnson has held the position of Senior Vice President since 2007.

Randy Johnson, age 58, Senior Vice President of Inventory Management, has been an O’Reilly Team Member for 40 years. Mr. Johnson’s primary area of responsibility is Inventory Management, Purchasing, Logistics, and Store Design. He began his career in a DC in 1973, working in the stocking, shipping and will call counter departments, and was promoted to Customer Service Manager in 1976. He continued to progress with the development of the inventory control department as Inventory Control Manager and Vice President of Store Inventory Management. Mr. Johnson has held the position of Senior Vice President of Inventory Management since 2010.

Michael Swearengin, age 53, Senior Vice President of Merchandise, has been an O'Reilly Team Member for 20 years. Mr. Swearengin's primary areas of responsibility are Merchandise, Pricing and Advertising. His O'Reilly career started as an employee in a store later acquired by O’Reilly, he then became Product Manager, a position he held for four years. From there he advanced to Senior Product Manager, Director of Merchandise and Vice President of Merchandise with responsibility for product mix and replenishment. Mr. Swearengin has held the position of Senior Vice President since 2004.

SERVICE MARKS AND TRADEMARKS

We have registered, acquired and/or been assigned the following service marks and trademarks: BESTEST®, BETTER PARTS. BETTER PRICES.®, BETTER PARTS, BETTER PRICES....EVERYDAY!®, BRAKEBEST®, CERTIFIED AUTO REPAIR®, CUSTOMIZE YOUR RIDE®, FIRST CALL®, FROM OUR STORE TO YOUR DOOR®, HI-LO®, IMPORT DIRECT®, IPOLITE®, MASTER PRO®, MASTER PRO REFINISHING®, MICRO-GARD®, MILES AHEAD®, MURRAY®, O®, OMNISPARK®, O’REILLY®,

O’REILLY AUTO COLOR PROFESSIONAL PAINT PEOPLE®, O’REILLY AUTO PARTS®, O’REILLY AUTO PARTS PROFESSIONAL PARTS PEOPLE®, O’REILLY AUTOMOTIVE®, O'REILLY O'REWARDS®, O’REILLY RACING®, O'REWARDS®, PARTNERSHIP NETWORK®, PARTS CITY®, PARTS CITY AUTO COLOR PROFESSIONAL PAINT PEOPLE®, PARTS CITY AUTO PARTS®, PARTS CITY TOOL BOX®, PARTS PAYOFF®, POWER TORQUE®, PRECISION®, QUIETECH®, REAL WORLD TRAINING®, SERIOUS ABOUT YOUR CAR…SO ARE WE!®, SUPER START®, TOOLBOX®, ULTIMA®, CSK PROSHOP®, FLAG®, KRAGEN AUTO PARTS®, MURRAY’S AUTO PARTS®, PRIORITY PARTS®, PROXONE®, SCHUCK’S®, WE’RE THE PLACE WITH ALL THE PARTS®, MURRAY’S VIP PROGRAM®, PAY N $AVE®. Some of the service marks and trademarks listed above may also have a design associated therewith. Each of the service marks and trademarks are in duration for as long as we continue to use and seek renewal of such marks – the duration of each of these service marks and trademarks is typically between five and ten years per renewal. We believe that our business is not otherwise dependent upon any patent, trademark, service mark or copyright.

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
In recent years, worldwide economic conditions have deteriorated significantly in many countries and regions, including the United States, and such conditions may worsen in the foreseeable future. Although demand for many of our products is primarily non-discretionary in nature and tend to be purchased by consumers out of necessity, rather than on an impulse basis, our sales are impacted by constraints on the economic health of our customers. The economic health of our customers is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, fuel prices, unemployment levels and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Our customers’ purchases, including purchases of our products, could decline during periods when income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. If any of these events occur, or if unfavorable economic conditions challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected.
Overall demand for products sold in the automotive aftermarket is dependent upon many factors including the total number of vehicle miles driven in the U.S., the total number of registered vehicles in the U.S., the age and quality of these registered vehicles and the level of unemployment in the U.S. Adverse changes in these factors could lead to a decreased level of demand for our products, which could negatively impact our business, results of operations, financial condition and cash flows.
In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers, logistics and other service providers and financial institutions which are counterparties to our credit facilities. Also, the ability of these third parties to overcome these difficulties may increase. If third parties, on whom we rely for merchandise, are unable to overcome difficulties resulting from the deterioration in economic conditions and provide us with the merchandise we need, or if counterparties to our credit facilities do not perform their obligations, our business, results of operations, financial condition and cash flows could be adversely affected.

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
Our business is sensitive to national and regional economic and weather conditions and natural disasters. Unusually inclement weather, such as significant rain, snow, sleet, freezing rain, flooding, seismic activity and hurricanes, has historically discouraged our customers from visiting our stores during the affected period and reduced our sales, particularly to DIY customers. Extreme weather conditions, such as extreme heat and extreme cold temperatures, may enhance demand for our products due to increased failure rates of our customers’ automotive parts, while temperate weather conditions may have a lesser impact on failure rates of automotive parts. In addition, our stores and DCs located in coastal regions may be subject to increased insurance claims resulting from regional weather conditions and our results of operations and financial condition could be adversely affected.

We cannot assure future growth will be achieved.
We believe that our ability to open additional, profitable stores at a high growth rate will be a significant factor in achieving our growth objectives for the future. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2014 and beyond will be achieved. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. For a discussion of our growth strategies, see the “Growth Strategy” section of Item 1 of this annual report on Form 10-K.

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
Weather, terrorist activities, war or other disasters or the threat of them, may result in the closure of one or more of our distribution centers (“DCs”) or other facilities or may adversely affect our ability to deliver inventory to our stores on a nightly basis. This may affect our ability to timely provide products to our customers, resulting in lost sales or a potential loss of customer loyalty. Some of our merchandise is imported from other countries and these goods could become difficult or impossible to bring into the United States, and we may not be able to obtain such merchandise from other sources at similar prices. Such a disruption in revenue could potentially have a negative impact on our results of operations and financial condition.

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
We believe our Company has built an excellent reputation as a leading retailer in the automotive aftermarket industry. We believe our continued success depends, in part, on our ability to preserve, grow and leverage the value of our brand. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, which can negatively impact these perceptions and lead to adverse effects on our business or Team Members.

Sales of shares of our common stock eligible for future sale could adversely affect our share price.
All of the shares of our common stock currently held by our affiliates may be sold in reliance upon the exemptive provisions of Rule 144 of the Securities Act of 1933, as amended, subject to certain volume and other conditions imposed by such rule. We cannot predict the effect, if any, that future sales of shares of our common stock or the availability of such shares for sale will have on the market price of the common stock prevailing from time to time. We believe sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect the prevailing market price of the common stock.

Risks related to us and unanticipated fluctuations in our quarterly operating results could affect our stock price.
We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful indicators of our future operating results and should not be relied on as an indication of future performance. If our quarterly operating results fail to meet the expectations of analysts, the trading price of our common stock could be negatively affected. We cannot be certain that our business strategy and our plans to integrate the operations of acquired businesses will be successful or that they will successfully meet the expectations of these analysts. If we fail to adequately address any of these risks or difficulties, our stock price would likely suffer.

The market price of our common stock may be volatile and could expose us to securities class action litigation.
The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions. The market price of our common stock may also be affected by our ability to meet analysts’ expectations. Failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock.

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
We have in place an unsecured revolving credit facility and unsecured senior notes, which could have important consequences to our financial health. For example, our level of indebtedness could, among other things:

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

In addition, the terms of our financing obligations include restrictions, such as affirmative and negative covenants, conditions on borrowing and subsidiary guarantees. A failure to comply with these restrictions could result in a default under our financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could have a material adverse effect on our business, financial condition or results of operations.

A downgrade in our credit rating would impact our cost of capital and could impact the market value of our unsecured senior notes as well as limit our access to attractive vendor financing programs.
Credit ratings are an important part of our cost of capital. These ratings are based upon, among other factors, our financial strength. Our current credit ratings provide us with the ability to borrow funds at favorable rates. A downgrade in our current credit rating from either rating agency could adversely affect our cost of capital by causing us to pay a higher interest rate on borrowed funds under our credit facility. A downgrade could also adversely affect the market price and/or liquidity of our notes, preventing a holder from selling the notes at a favorable price, as well as adversely affect our ability to issue new notes in the future. In addition, a downgrade could limit the financial institutions willing to commit funds to our vendor financing programs at attractive rates. Decreased participation in our vendor financing programs would lead to an increase in working capital needed to operate the business, adversely affecting our cash flow.

A breach of customer, Team Member or Company information could damage our reputation or result in substantial additional costs or possible litigation.
Our business involves the storage of personal information about our customers and Team Members. We have taken reasonable and appropriate steps to protect this information; however, if we experience a significant data security breach, we could be exposed to damage to our reputation, additional costs, lost sales or possible regulatory action. The regulatory environment related to information security and privacy is constantly evolving, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches, and such a breach could potentially have a negative impact on our results of operations and financial condition.

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

Environmental legislation and regulations, like the initiatives to limit greenhouse gas emissions and bills related to climate change, could adversely impact all industries. While it is uncertain whether these initiatives will become law, additional climate change related mandates could potentially be forthcoming and these matters, if enacted, could adversely impact our costs, by, among other things, increasing fuel prices.

Our business is subject to employment laws and regulations, including requirements related to minimum wage. Our success depends, in part, on our ability to manage operating costs and identify opportunities to reduce costs. Our ability to meet labor needs, while controlling costs is subject to external factors, such as minimum wage legislation. A violation of or change in employment laws and/or regulations could hinder our ability to control costs, which could have a material adverse effect on our business, results of operations and financial condition.

Healthcare reform legislation could have a negative impact on our business, financial condition and results of operations.
The enacted Patient Protection and Affordable Care Act, as well as other healthcare reform legislation considered by Congress and state legislatures, significantly impacts our healthcare cost structure and increases our healthcare-related expenses. We are currently evaluating the potential additional impact the healthcare reform legislation will have on our business and the steps necessary to mitigate such impact, including potential further modifications to our current benefit plans, operational changes to minimize the effect of the legislation on our cost structure and increases to selling prices to mitigate the expected increase in healthcare-related expenses. If we cannot effectively modify our programs and operations in response to the new legislation, our results of operations, financial condition and cash flows may be adversely impacted.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Distribution centers, stores, and other properties
As of December 31, 2013, we operated 24 regional distribution centers (“DC”s), of which nine were leased (2.9 million operating square footage) and 15 were owned (5.7 million operating square footage) for total DC operating square footage of 8.6 million square feet. The following table provides information regarding our DCs, returns facilities and corporate offices as of December 31, 2013:

Location	Principal Use(s)	Operating Square Footage (1)	Nature of Occupancy	Lease Term Expiration
Atlanta, GA	Distribution Center	492,350	Leased	10/31/2024
Belleville, MI	Distribution Center	333,262	Leased	2/28/2025
Billings, MT	Distribution Center	128,300	Leased	1/31/2031
Dallas, TX	Distribution Center	442,000	Owned
Denver, CO	Distribution Center	321,242	Owned
Des Moines, IA	Distribution Center	253,886	Owned
Devens, MA	Distribution Center (to open in 2014)	370,545	Owned
Greensboro, NC	Distribution Center	441,600	Owned
Houston, TX	Distribution Center	532,615	Owned
Indianapolis, IN	Distribution Center	657,603	Owned
Kansas City, MO	Distribution Center	299,018	Owned
Knoxville, TN	Distribution Center	150,766	Owned
Lakeland, FL	Distribution Center (opened in January, 2014)	569,419	Owned
Lewiston, ME	Distribution Center (to be relocated in 2014)	131,184	Leased	12/31/2014
Little Rock, AR	Distribution Center	122,969	Leased	3/31/2017
Lubbock, TX	Distribution Center	276,896	Owned
Mobile, AL	Distribution Center	301,068	Leased	12/31/2022
Moreno Valley, CA	Distribution Center	547,478	Owned
Naperville, IL	Distribution Center (to open in 2014)	499,471	Owned
Nashville, TN	Distribution Center	315,977	Leased	12/31/2018
Oklahoma City, OK	Distribution Center	320,667	Owned
Phoenix, AZ	Distribution Center	383,570	Leased	6/22/2015
Salt Lake City, UT	Distribution Center	294,932	Owned
Seattle, WA	Distribution Center	533,790	Owned
Springfield, MO	Distribution Center	294,486	Owned
St. Paul, MN	Distribution Center	324,668	Owned
Stockton, CA	Distribution Center	720,836	Leased	6/30/2025
Auburn, WA	Bulk Facility	81,761	Leased	6/30/2018
McAllen, TX	Bulk Facility	24,560	Leased (2)	4/30/2017
Springfield, MO	Bulk Facility	35,200	Owned
Springfield, MO	Return/Deconsolidation Facility, Corporate Offices	290,580	Owned
Phoenix, AZ	Corporate Offices	12,327	Leased	11/30/2022
Springfield, MO	Corporate Offices	435,600	Owned
Springfield, MO	Corporate Offices	46,970	Leased	8/31/2024
Springfield, MO	Corporate Offices, Training and Technical Center	22,000	Owned
	Total operating square footage	11,009,596

(1)	Includes floor and mezzanine operating square footage, excludes subleased square footage.

(2)	Occupied under the terms of a lease with an affiliated party.

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

Of the 4,166 stores that we operated at December 31, 2013, 1,469 stores were owned, 2,620 stores were leased from unaffiliated parties and 77 stores were leased from entities in which certain of our affiliated directors, members of our affiliated director’s immediate family, or our executive officers, are affiliated. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses and an original term of, at a minimum, 10 years, subject to one or more renewals at our option. We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby. Such master lease agreements with three of the eight affiliated entities have been modified to extend the term of the lease agreement for specific stores. The master lease agreements or modifications thereto expire on dates ranging from April 30, 2014, to September 30, 2031. We believe that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.

We believe that our present facilities are in good condition, are adequately insured and are adequate for the conduct of our current operations. The store servicing capability of our 24 existing DCs is approximately 4,400 stores, providing a growth capacity of more than 225 stores, which increased by 300 stores with the completion of our Lakeland, Florida, DC in January of 2014 and will increase by 250 stores with the completion of our Chicago, Illinois, DC and 210 stores with the completion of our Devens, Massachusetts, DC, both of which are expected to open in the second half of 2014. We believe the growth capacity in our 24 existing DCs, along with the additional capacity of our new Lakeland, Chicago and Devens DCs, will provide us with the DC infrastructure needed for near-term expansion. However, as we expand our geographic footprint, we will continue to evaluate our existing distribution system infrastructure and will adjust our distribution system capacity as needed to support our future growth.

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

In addition, O’Reilly was involved in resolving governmental investigations that were being conducted against CSK Auto Corporation ("CSK") and CSK’s former officers and other litigation, prior to its acquisition by O’Reilly in 2008, as described below.

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

Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK may have certain indemnification obligations. As a result of the CSK acquisition, O’Reilly has incurred legal fees and costs related to these potential indemnification obligations arising from the litigation commenced by the Department of Justice and SEC against CSK’s former employees. Whether those legal fees and costs are covered by CSK’s insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time. O’Reilly has a remaining reserve, with respect to the indemnification obligations of $13.4 million at December 31, 2013, which relates to the payment of those legal fees and costs already incurred. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period. However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

As of February 19, 2014, the Company had approximately 106,000 shareholders of common stock based on the number of holders of record and an estimate of individual participants represented by security position listings.

The prices in the following table represent the high and low sales price for the Company’s common stock as reported by Nasdaq.

	2013		2012
	High	Low	High	Low
First Quarter	$104.70	$87.74	$91.51	$78.15
Second Quarter	113.09	98.67	106.71	81.34
Third Quarter	128.20	113.91	94.56	80.37
Fourth Quarter	135.19	120.96	94.08	79.92
For the Year	$135.19	$87.74	$106.71	$78.15

Sales of unregistered securities:
There were no sales of unregistered securities during the year ended December 31, 2013.

Issuer purchases of equity securities:
The following table identifies all repurchases during the fourth quarter ended December 31, 2013, of any of the Company’s securities registered under Section 12 of the Exchange Act, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
October 1, 2013, to October 31, 2013	325	$125.55	325	$350,747
November 1, 2013, to November 30, 2013	857	123.77	857	244,689
December 1, 2013, to December 31, 2013	799	123.88	799	145,734
Total as of December 31, 2013	1,981	$124.11	1,981

(1)
Under our share repurchase program, as approved by our Board of Directors on January 11, 2011, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions not to exceed a dollar limit authorized by the Board of Directors. We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. On May 29, 2013, our Board of Directors approved a resolution to increase the authorization under the share repurchase program by an additional $500 million, raising the cumulative authorization under the share repurchase program to $3.5 billion, which was previously announced. The additional $500 million authorization is effective for a three-year period, beginning on May 29, 2013. The current authorization under the share repurchase program is scheduled to expire on May 29, 2016. No other share repurchase programs existed during the three or twelve months ended December 31, 2013.

The Company repurchased a total of 8.5 million shares of its common stock under its publicly announced share repurchase program during the year ended December 31, 2013, at an average price per share of $109.38. Subsequent to the end of the year and through February 28, 2014, the Company did not repurchase a material number of shares of its common stock. The Company repurchased a total of 40.6 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through February 28, 2014, at an average price of $82.61, for a total aggregate investment of $3.4 billion.

Stock performance graph:
The graph below shows the cumulative total shareholder return assuming the investment of $100, on December 31, 2008, and the reinvestment of dividends thereafter, if any, in the Company’s common stock versus the Nasdaq Retail Trade Stocks Total Return Index

(“Nasdaq Retail Trade”), the Nasdaq United States Stock Market Total Returns (“Nasdaq US”), the Standard and Poor’s S&P 500 Index (“S&P 500”), and the Standard and Poor’s S&P 500 Retail Index (“S&P 500 Retail Index”). The Company has added the S&P Retail Index as its components include many of the Company’s peers and, in the future, the Company plans to discontinue the use of the Nasdaq US and the Nasdaq Retail Trade indices in its comparison graph.

$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
Dec. 31, 2008
Dec. 31, 2009
Dec. 31, 2010
Dec. 31, 2011
Dec. 31, 2012
Dec. 31, 2013
O'Reilly Automotive, Inc.
Nasdaq Retail Trade
Nasdaq US
S&P 500
S&P 500 Retail Index

Company/Index	Dec 31, 2008	Dec 31, 2009	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013
O'Reilly Automotive, Inc.	$100	$124	$197	$260	$291	$419
Nasdaq Retail Trade	100	136	170	191	225	292
Nasdaq US	100	144	170	171	202	282
S&P 500	100	123	139	139	158	205
S&P 500 Retail Index	100	147	182	187	234	337

Item 6. Selected Financial Data

The table below compares O’Reilly Automotive, Inc.’s (the “Company’s”) selected financial data over a ten-year period.

Years ended December 31,	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
(In thousands, except per share data)
INCOME STATEMENT DATA:
Sales ($)	6,649,237	6,182,184	5,788,816	5,397,525	4,847,062	3,576,553	2,522,319	2,283,222	2,045,318	1,721,241
Cost of goods sold, including warehouse and distribution expenses	3,280,236	3,084,766	2,951,467	2,776,533	2,520,534	1,948,627	1,401,859	1,276,511	1,152,815	978,076
Gross profit	3,369,001	3,097,418	2,837,349	2,620,992	2,326,528	1,627,926	1,120,460	1,006,711	892,503	743,165
Selling, general and administrative expenses	2,265,516	2,120,025	1,973,381	1,887,316	1,788,909	1,292,309	815,309	724,396	639,979	552,707
Former CSK officer clawback	—	—	(2,798)	—	—	—	—	—	—	—
Legacy CSK DOJ investigation charge	—	—	—	20,900	—	—	—	—	—	—
Operating income	1,103,485	977,393	866,766	712,776	537,619	335,617	305,151	282,315	252,524	190,458
Write-off of asset-based revolving credit agreement debt issuance costs	—	—	(21,626)	—	—	—	—	—	—	—
Termination of interest rate swap agreements	—	—	(4,237)	—	—	—	—	—	—	—
Gain on settlement of note receivable	—	—	—	11,639	—	—	—	—	—	—
Other income (expense), net	(44,543)	(35,872)	(25,130)	(35,042)	(40,721)	(33,085)	2,337	(50)	(1,455)	(2,721)
Total other income (expense)	(44,543)	(35,872)	(50,993)	(23,403)	(40,721)	(33,085)	2,337	(50)	(1,455)	(2,721)
Income before income taxes and cumulative effect of accounting change	1,058,942	941,521	815,773	689,373	496,898	302,532	307,488	282,265	251,069	187,737
Provision for income taxes	388,650	355,775	308,100	270,000	189,400	116,300	113,500	104,180	86,803	70,063
Income before cumulative effect of accounting change	670,292	585,746	507,673	419,373	307,498	186,232	193,988	178,085	164,266	117,674
Cumulative effect of accounting change, net of tax (a)	—	—	—	—	—	—	—	—	—	21,892
Net income ($)	670,292	585,746	507,673	419,373	307,498	186,232	193,988	178,085	164,266	139,566
BASIC EARNINGS PER COMMON SHARE: (b)
Income before cumulative effect of accounting change ($)	6.14	4.83	3.77	3.02	2.26	1.50	1.69	1.57	1.47	1.07
Cumulative effect of accounting change (a)	—	—	—	—	—	—	—	—	—	0.20
Earnings per share – basic ($)	6.14	4.83	3.77	3.02	2.26	1.50	1.69	1.57	1.47	1.27
Weighted-average common shares outstanding – basic	109,244	121,182	134,667	138,654	136,230	124,526	114,667	113,253	111,613	110,020
EARNINGS PER COMMON SHARE-ASSUMING DILUTION:
Income before cumulative effect of accounting change ($)	6.03	4.75	3.71	2.95	2.23	1.48	1.67	1.55	1.45	1.05
Cumulative effect of accounting change (a)	—	—	—	—	—	—	—	—	—	0.20
Earnings per share – assuming dilution ($)	6.03	4.75	3.71	2.95	2.23	1.48	1.67	1.55	1.45	1.25
Weighted-average common shares outstanding – assuming dilution	111,101	123,314	136,983	141,992	137,882	125,413	116,080	115,119	113,385	111,423

Years ended December 31,	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
SELECTED OPERATING DATA:
Number of Team Members at year end	61,909	53,063	49,324	46,858	44,880	40,735	23,576	21,920	19,614	17,410
Number of stores at year end (c)	4,166	3,976	3,740	3,570	3,421	3,285	1,830	1,640	1,470	1,249
Total store square footage at year end (in 000s)(d)	30,077	28,628	26,530	25,315	24,200	23,205	12,439	11,004	9,801	8,318
Sales per weighted-average store (in 000s)(d)($)	1,614	1,590	1,566	1,527	1,424	1,379	1,430	1,439	1,478	1,443
Sales per weighted-average square foot (in 000s)(d)($)	224	224	221	216	202	201	212	215	220	217
Percentage increase in same store sales (e)(f)	4.3%	3.8%	4.6%	8.8%	4.6%	1.5%	3.7%	3.3%	7.5%	6.8%

Years ended December 31,	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
(In thousands, except ratio data)
BALANCE SHEET DATA:
Working capital ($)	412,191	460,083	1,027,600	1,072,294	1,007,576	821,932	573,328	566,892	424,974	479,662
Total assets ($)	6,067,208	5,749,187	5,500,501	5,047,827	4,781,471	4,193,317	2,279,737	1,977,496	1,718,896	1,432,357
Inventory turnover	1.4	1.4	1.5	1.4	1.4	1.6	1.6	1.6	1.7	1.6
Inventory turnover, net of payables	10.7	7.4	3.4	2.5	2.6	3.1	3.0	2.8	2.8	2.5
Accounts payable to inventory	86.6%	84.7%	64.4%	44.3%	42.8%	46.9%	43.2%	39.2%	40.3%	38.5%
Current portion of long-term debt and short-term debt ($)	67	222	662	1,431	106,708	8,131	25,320	309	75,313	592
Long-term debt, less current portion ($)	1,396,141	1,095,734	796,912	357,273	684,040	724,564	75,149	110,170	25,461	100,322
Shareholders’ equity ($)	1,966,321	2,108,307	2,844,851	3,209,685	2,685,865	2,282,218	1,592,477	1,364,096	1,145,769	947,817

Years ended December 31,	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
(In thousands)
CASH FLOW DATA:
Cash provided by operating activities ($)	908,026	1,251,555	1,118,991	703,687	285,200	298,542	299,418	185,928	206,685	226,536
Capital expenditures	395,881	300,719	328,319	365,419	414,779	341,679	282,655	228,871	205,159	173,486
Free cash flow (g)	512,145	950,836	790,672	338,268	(129,579)	(43,137)	16,763	(42,943)	1,526	53,050

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

(c)
In 2005, 2008 and 2012, the Company acquired Midwest Auto Parts Distributors (“Midwest”), CSK Auto Corporation (“CSK”) and VIP Parts, Tires & Service (“VIP”), respectively. The 2005 Midwest acquisition added 72 stores, the 2008 CSK acquisition added 1,342 stores and the 2012 VIP acquisition added 56 stores to the O’Reilly store count. Financial results for these acquired companies have been included in the Company’s consolidated financial statements from the dates of the acquisitions forward.

(d)
Total square footage includes normal selling, office, stockroom and receiving space. Sales per weighted-average store and square foot are weighted to consider the approximate dates of store openings, expansions, closures or acquisitions.

(e)
Same-store sales are calculated based on the change in sales of stores open at least one year. Percentage increase in same-store sales is calculated based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen, sales to Team Members and sales during the one to two week period certain CSK branded stores were closed for conversion.

(f)
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

(g)	Free cash flow is calculated as net cash provided by operating activities, less capital expenditures for the period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	an overview of the key drivers of the automotive aftermarket industry;

•	key events and recent developments within our company;

•	our results of operations for the years ended 2013, 2012 and 2011;

•	our liquidity and capital resources;

•	any contractual obligations to which we are committed;

•	any off-balance sheet arrangements we utilize;

•	our critical accounting estimates;

•	the inflation and seasonality of our business;

•	our quarterly results for the years ended December 31, 2013, and 2012; and

•	recent accounting pronouncements that may affect our company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information, forward-looking statements and risk factors included elsewhere in this annual report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental regulations, our increased debt levels, credit ratings on public debt, our ability to hire and retain qualified employees, risks associated with the performance of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of this annual report on Form 10-K for the year ended December 31, 2013, for additional factors that could materially affect our financial performance. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States. We are one of the largest U.S. automotive aftermarket specialty retailers, selling our products to both do-it-yourself (“DIY”) customers and professional service providers – our “dual market strategy”. Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items, accessories, a complete line of auto body paint and related materials, automotive tools and professional service provider service equipment. Our extensive product line includes an assortment of products that are differentiated by quality and price for most of the product lines we offer. For many of our product offerings, this quality differentiation reflects “good”, “better”, and “best” alternatives. Our sales and total gross margin dollars are highest for the “best” quality category of products. Consumers’ willingness to select products at a higher point on the value spectrum is a driver of sales and profitability in our industry. Our stores also offer enhanced services and programs to our customers: used oil, oil filter and battery recycling; battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops. As of December 31, 2013, we operated 4,166 stores in 42 states.

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

•
Number of Miles Driven - The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket. According to the Department of Transportation, prior to 2007, the annual number of total miles driven in the U.S. had steadily increased; however, since that time, as the U.S. experienced difficult macroeconomic conditions and historically high levels of unemployment, the number of total miles driven in the U.S. have remained relatively flat. Although total miles driven have not significantly increased since 2007, vehicles in the U.S. continue to be driven approximately three trillion miles per year, resulting in ongoing wear and tear and continued demand for the repair and maintenance products sold within the automotive aftermarket. In addition, we believe that as the U.S. economy continues to recover and the level of unemployment declines, total miles driven in the U.S. will return to a period of annual growth, supporting continued demand for automotive aftermarket products.

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age - The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by the Automotive Aftermarket Industry Association (“AAIA”), the total number of registered vehicles has increased 8% over the past decade, from 229 million light vehicles in 2002 to 247 million light vehicles in 2012. Annual new light vehicle registrations declined 14% over the past decade, from 16.7 million registrations in 2002 to 14.3 million registrations in 2012; however, the seasonally adjusted annual rate (the “SAAR”) of sales of light vehicles in the U.S. increased to 15 million as of December 31, 2013, indicating that the trend of declining new light vehicle registrations has reversed. In addition, during the past decade, vehicle scrappage rates remained relatively stable, ranging from just 4.6% to 5.7% annually. The stable scrappage rates over the past decade have contributed to an increase in the average age of the U.S. vehicle population over that period, growing 16%, from 9.6 years in 2002 to 11.1 years in 2012. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles which are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. As the U.S. economy recovers, we believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment - Unemployment, underemployment, the threat of future joblessness and the continued uncertainty surrounding the overall economic health of the U.S. have had a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment could continue to impede the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. However, as of December 31, 2013, the U.S. unemployment rate decreased to 6.7%, its lowest rate in over five years. We believe that as the economy continues to recover, unemployment rates should decline and we would expect to see a corresponding increase in commuter traffic as unemployed individuals return to work. Aided by the anticipated increase in commuter miles, we believe overall annual U.S. miles driven should return to a period of annual growth, resulting in continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

KEY EVENTS AND RECENT DEVELOPMENTS

Several key events have had or may have a significant impact on our operations and are identified below:

•
Under the Company’s share repurchase program, as approved by the Board of Directors in January of 2011, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company and its Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. The Company’s Board of Directors approved resolutions to increase the authorization under the share repurchase program by an additional $500 million, which was announced on May 29, 2013, and an additional $500 million, which was announced on February 5, 2014, raising the cumulative authorization under the share repurchase program to $4.0 billion. These additional $500 million authorizations are effective for a three-year period following their respective announcement dates. As of February 28, 2014, we had repurchased approximately 40.6 million shares of our common stock at an aggregate cost of $3.4 billion under this program.

•
On June 20, 2013, the Company issued $300 million aggregate principal amount of unsecured 3.850% Senior Notes due 2023 (“3.850% Senior Notes due 2023”) at a price to the public of 99.992% of their face value with United Missouri Bank, N.A. (“UMB”) as trustee. Interest on the 3.850% Senior Notes due 2023 is payable on June 15 and December 15 of each year, which began on December 15, 2013, and is computed on the basis of a 360-day year.

•
On July 2, 2013, the Company amended its credit agreement, which it entered into in January of 2011. The amendment lowered the maximum borrowing capacity under the unsecured revolving credit facility to $600 million, extended the maturity date of the credit agreement to July of 2018 and lowered the interest rate margins on borrowings under the unsecured revolving credit facility and facility fees applicable to the commitments thereunder.

RESULTS OF OPERATIONS

The following table includes income statement data as a percentage of sales for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
Sales	100.0%	100.0%	100.0%
Cost of goods sold, including warehouse and distribution expenses	49.3	49.9	51.0
Gross profit	50.7	50.1	49.0
Selling, general and administrative expenses	34.1	34.3	34.1
Former CSK officer clawback	—	—	(0.1)
Operating income	16.6	15.8	15.0
Interest expense	(0.7)	(0.7)	(0.5)
Interest income	—	0.1	0.1
Write-off of asset-based revolving credit facility debt issuance costs	—	—	(0.4)
Termination of interest rate swap agreements	—	—	(0.1)
Income before income taxes	15.9	15.2	14.1
Provision for income taxes	5.8	5.7	5.3
Net income	10.1%	9.5%	8.8%

2013 Compared to 2012

Sales:
Sales for the year ended December 31, 2013, increased $467 million to $6.65 billion from $6.18 billion for the same period one year ago, representing an increase of 8%. Comparable store sales for stores open at least one year increased 4.3% and 3.8% for the years ended December 31, 2013 and 2012, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to Team Members and sales from the VIP Parts, Tires & Service ("VIP") stores acquired on December 31, 2012, due to the significant change in the business model and lack of historical data.

The following table presents the components of the increase in sales for the year ended December 31, 2013 (in millions):

Increase in Sales for the Year Ended December 31, 2013, Compared to the Same Period in 2012
Store sales:
Comparable store sales	$259
Non-comparable store sales:
Sales for stores opened throughout 2012, excluding stores open at least one year that are included in comparable store sales	74
Sales in 2012 for stores that have closed	(3)
Sales for stores opened throughout 2013 and acquired VIP stores	134
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	3
Total increase in sales	$467

We believe the increased sales achieved by our stores are the result of store growth and the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, enhanced services and programs offered in most stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.

Our comparable store sales increase for the year ended December 31, 2013, was driven by an increase in average ticket values for both DIY and commercial business, and an increase in customer transaction counts for commercial business, slightly offset by a small decrease in customer transaction counts for DIY business. The improvements in average ticket values were the result of the continued growth of the more costly hard part categories as a percentage of our total sales. The growth in the hard part categories was driven by the increase of professional service provider sales as a percentage of our total sales mix and the continued growth in DIY hard part sales, as consumers continue to maintain and repair their existing vehicles. The increases in our professional service provider customer transaction counts were driven by the chainwide growth of our professional business, while macroeconomic pressures on disposable income continue to negatively impact DIY customer transaction counts. Both DIY and professional service provider customer transaction counts also continue to be negatively impacted by better-engineered and more technically advanced vehicles, which have been manufactured in recent years. These vehicles require less frequent repairs and the component parts are more durable and last for longer periods of time; however, when repairs are required, the cost of the repair is, on average, greater.

We opened 190 net, new stores during the year ended December 31, 2013, compared to 180 net, new stores and 56 acquired stores for the year ended December 31, 2012. At December 31, 2013, we operated 4,166 stores in 42 states compared to 3,976 stores in 42 states at December 31, 2012. We anticipate new store unit growth to increase to 200 net, new stores in 2014.

Gross profit:
Gross profit for the year ended December 31, 2013, increased to $3.37 billion (or 50.7% of sales) from $3.10 billion (or 50.1% of sales) for the same period one year ago, representing an increase of 9%. The increase in gross profit dollars was primarily a result of the increase in comparable store sales at existing stores and sales from new stores. The increase in gross profit as a percentage of sales was primarily due to acquisition cost improvements, improved inventory shrinkage and distribution system efficiencies, partially offset by a smaller amount of capitalized distribution costs in the current year, the non-cash impact to gross margin resulting from the depletion of our last-in, first-out ("LIFO") reserve and the impact of increased commercial sales as a percentage of our total sales mix. Acquisition cost improvements are the result of our ongoing negotiations with our vendors to improve our inventory purchase costs. The improved inventory shrinkage is driven by our continued focus on inventory control and accountability through our distribution and store networks. Distribution system efficiencies are the result of continued leverage on our increased sales volumes and more tenured and experienced DC Team Members in our maturing DCs. The decrease in capitalized distribution costs in the current year is the result of the larger than typical benefit from capitalized distribution costs in the prior year associated with our initiative to increase our store-level inventories. The costs to move this additional inventory into the stores in the prior year were more efficient than routine restocking activity; as a result, we realized a larger than normal benefit from capitalized distribution costs. The depletion of our LIFO reserve during the year resulted from the acquisition cost improvements we have realized over time. The Company's policy is not to write up inventory in excess of replacement cost and, accordingly, we are now effectively valuing our inventory at replacement cost. During 2013, our LIFO cost was written down by approximately $21.6 million to reflect replacement cost. We expect to incur pressure from product acquisition cost reductions in the first quarter of 2014; however, at this time, we do not anticipate material charges for the last three quarters of 2014. Unforeseen significant acquisition cost decreases could occur and may create additional LIFO gross margin headwinds during 2014.

Commercial sales typically carry a lower gross profit as a percentage of sales than DIY sales, as volume discounts are granted on wholesale transactions to professional service provider customers, therefore, outsized growth, as compared to DIY, creates pressure on our gross profit as a percentage of sales.

Selling, general and administrative expenses:
Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2013, increased to $2.27 billion (or 34.1% of sales) from $2.12 billion (or 34.3% of sales) for the same period one year ago, representing an increase of 7%. The increase in total SG&A dollars was primarily the result of additional Team Members, facilities and vehicles to support our increased store count. The decrease in SG&A as a percentage of sales was primarily the result of improved leverage of store payroll and occupancy costs on strong comparable store sales results.

Operating income:
As a result of the impacts discussed above, operating income for the year ended December 31, 2013, increased to $1.10 billion (or 16.6% of sales) from $977 million (or 15.8% of sales) for the same period one year ago, representing an increase of 13%.

Other income and expense:
Total other expense for the year ended December 31, 2013, increased to $45 million (or 0.7% of sales), from $36 million (or 0.6% of sales) for the same period one year ago, representing an increase of 24%. The increase in total other expense for the year ended December 31, 2013, was primarily due to increased interest expense on higher average outstanding borrowings.

Income taxes:
Our provision for income taxes for the year ended December 31, 2013, increased to $389 million (36.7% effective tax rate) from $356 million (37.8% effective tax rate) for the same period one year ago, representing an increase of 9%. The increase in our provision for income taxes was due to the increase in our taxable income. The decrease in our tax rate was primarily due to the benefits of employment tax credits realized in the current year, adjustments to tax reserves related to the favorable resolution of certain income tax audits during the current year and unfavorable adjustments relating to certain income tax audits in the prior year.

Net income:
As a result of the impacts discussed above, net income for the year ended December 31, 2013, increased to $670 million (or 10.1% of sales), from $586 million (or 9.5% of sales) for the same period one year ago, representing an increase of 14%.

Earnings per share:
Our diluted earnings per common share for the year ended December 31, 2013, increased 27% to $6.03 on 111 million shares from $4.75 on 123 million shares for the same period one year ago.

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

We believe the increased sales achieved by our stores were the result of high levels of customer service, superior inventory availability, a broader selection of products offered in most stores, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.

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

Gross profit:
Gross profit for the year ended December 31, 2012, increased to $3.10 billion (or 50.1% of sales) from $2.84 billion (or 49.0% of sales) for the same period one year ago, representing an increase of 9%. The increase in gross profit dollars was primarily a result of the increases in sales from new stores and the increases in comparable store sales at existing stores. The increase in gross profit as a percentage of sales was primarily due to DC efficiencies, acquisition cost improvements and improved inventory shrinkage, partially offset by the impact of increased commercial sales as a percentage of the total sales mix. DC efficiencies are the result of continued leverage on our increased sales volumes and more tenured and experienced DC Team Members in our maturing DCs. In addition, during 2012 we increased our store-level inventories as a component of our focus on providing higher service levels. The costs to move this additional inventory into the stores were more efficient than routine restocking activity and, as a result, we realized a one-time benefit from capitalized distribution costs. This capitalization of costs benefited gross margin by approximately 20 basis points versus the prior year. Acquisition cost improvements are the result of our ongoing negotiations with our vendors to improve our inventory purchase costs. The improved inventory shrinkage is driven by our continued focus on inventory control and accountability through our distribution and store networks. Commercial sales typically carry a lower gross profit as a percentage of sales than DIY sales, as volume discounts are granted on wholesale transactions to professional service provider customers, therefore, creating pressure on our gross profit as a percentage of sales.

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

	For the Year Ended December 31,
	2012		2011
	Amount	% of Sales	Amount	% of Sales
GAAP Operating income	$977,393	15.8%	$866,766	15.0%
Former CSK officer clawback	—	—%	(2,798)	(0.1)%
Non-GAAP adjusted operating income	$977,393	15.8%	$863,968	14.9%

GAAP net income	$585,746	9.5%	$507,673	8.8%
Write-off of asset-based revolving credit facility debt issuance costs, net of tax	—	—%	13,458	0.2%
Termination of interest rate swap agreements, net of tax	—	—%	2,637	—%
Former CSK officer clawback, net of tax	—	—%	(1,741)	—%
Non-GAAP adjusted net income	$585,746	9.5%	$522,027	9.0%

GAAP diluted earnings per common share	4.75		$3.71
Write-off of asset-based revolving credit facility debt issuance costs, net of tax	—		0.09
Termination of interest rate swap agreements, net of tax	—		0.02
Former CSK DOJ officer clawback, net of tax	—		(0.01)
Non-GAAP adjusted diluted earnings per common share	$4.75		$3.81

Weighted-average common shares outstanding - assuming dilution	123,314		136,983

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

Liquidity and related ratios:
The following table highlights our liquidity and related ratios as of December 31, 2013 and 2012 (dollars in millions):

	December 31,		Percentage
Liquidity and Related Ratios	2013	2012	Change
Current assets	$2,835	$2,733	3.7%
Current liabilities	2,423	2,273	6.6%
Working capital (1)	412	460	(10.4)%
Total debt	1,396	1,096	27.4%
Total equity	1,966	2,108	(6.7)%
Debt to equity (2)	0.71:1	0.52:1	36.5%

(1)	Working capital is calculated as current assets less current liabilities.

(2)	Debt to equity is calculated as total debt divided by total equity.

Current liabilities increased 7%, total debt increased 27% and total equity decreased 7% from 2012 to 2013. The increase in current liabilities was primarily due to the increase in accounts payable as a result of the impact of our enhanced vendor financing program and the additional vendor participation during the year, which allowed us to obtain more favorable payment terms. Our accounts payable to inventory ratio was 86.6% as of December 31, 2013, as compared to 84.7% one year prior. The increase in total debt was attributable to the issuance of $300 million of 3.850% Senior Notes due 2023. The decrease in total equity resulted from the impact of share repurchase activity under our share repurchase program on additional paid-in-capital and retained earnings, partially offset by an increase in retained earnings from strong net income for the year.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Year Ended December 31,
Liquidity	2013	2012	2011
Total cash provided by (used in):
Operating activities	$908,026	$1,251,555	$1,118,991
Investing activities	(388,754)	(317,407)	(319,653)
Financing activities	(536,082)	(1,047,572)	(467,507)
Increase (decrease) in cash and cash equivalents	$(16,810)	$(113,424)	$331,831

Capital expenditures	$395,881	$300,719	$328,319
Free cash flow (a)	512,145	950,836	790,672

(a)	Calculated as net cash provided by operating activities, less capital expenditures for the period.

Operating activities:
The decrease in net cash provided by operating activities in 2013 compared to 2012 was primarily due to a smaller decrease in net inventory investment and a smaller increase in income taxes payable, offset in part by an increase in net income for the year. Net inventory investment reflects our investment in inventory, net of the amount of accounts payable to vendors. Our net inventory investment continues to decrease as a result of the impact of our enhanced vendor financing programs. Our vendor financing programs enable us to reduce overall supply chain costs and negotiate extended payment terms with our vendors. Our accounts payable to inventory ratio was 86.6%, 84.7% and 64.4% at December 31, 2013, 2012 and 2011, respectively. The smaller increase in our accounts payable to inventory ratio in 2013 is the result of a smaller increase in the number of new vendors added to our financing programs in the current year versus the prior year. We launched our enhanced vendor financing program in January of 2011, and were able to add a large number of vendors to the programs during 2011 and 2012. As we anniversary these vendor additions to the programs, we expect to see a slower rate of growth in our accounts payable to inventory ratio. The smaller increase in income taxes payable was primarily the result of a prepaid tax position at the beginning of 2012 versus a payable position at the beginning of 2013.

The increase in cash provided by operating activities in 2012 compared to 2011 was primarily due to the increase in net income for the year (adjusted for the effect of non-cash depreciation and amortization charges and the one-time, non-cash charge to write off the balance of debt issuance costs in conjunction with the retirement of our ABL Credit Facility in January of 2011), decreases in net inventory and other assets and increases in income taxes payable (adjusted for the effect of non-cash change in deferred income taxes and the excess tax benefit from stock options exercised) and other current liabilities. Our accounts payable to inventory ratio was 84.7%, 64.4% and 44.3% at December 31, 2012, 2011 and 2010, respectively. The decrease in other assets was primarily the result of the timing of payments from vendors for receivables due to the Company under various programs. The increase in income taxes payable, adjusted for the non-cash impacts discussed above, was primarily the result of the prepayment of income taxes during 2011. The increase in other current liabilities was primarily the result of the payment, during 2011, for the one-time monetary penalty to the DOJ for the legacy CSK DOJ investigation.

Investing activities:
The increase in net cash used in investing activities in 2013 compared to 2012 was primarily the result of an increase in capital expenditures during the current year related to the purchase and construction of new distribution facilities during 2013 to support our ongoing store growth. The total capital expenditures were $396 million and $301 million in 2013 and 2012, respectively.

The decrease in cash used in investing activities in 2012 compared to 2011 was primarily the result of decreased capital expenditures during 2012, partially offset by small acquisitions during the year. Total capital expenditures were $301 million and $328 million in 2012 and 2011, respectively. The decrease in capital expenditures during 2012, as compared to 2011, was primarily related to the mix of owned versus leased stores opened. We were able to find real estate with attractive lease rates during 2012 and as a result, opened a larger number of leased locations during 2012 as compared to the year prior. Opening a new store in a leased location requires a smaller capital investment than opening an owned location.

We opened 190, 180, and 170 net, new stores in 2013, 2012, and 2011, respectively, and acquired 56 stores in 2012. We plan to open 200 net, new stores in 2014. The costs associated with the opening of a new store (including the cost of land acquisition, improvements, fixtures, vehicles, net inventory investment and computer equipment) are estimated to average approximately $1.3 million to $1.5 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site.

Financing activities:
The decrease in net cash used in financing activities during 2013 compared to 2012 is primarily attributable to the impact of fewer share repurchases of our common stock during the current year, in accordance with our Board-approved share repurchase program.

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

Credit facilities:
On January 14, 2011, we entered into a credit agreement (the "Credit Agreement") for a five-year $750 million unsecured revolving credit facility (the "Revolving Credit Facility") arranged by Bank of America, N.A. and Barclays Capital, originally scheduled to mature in January of 2016. During 2011, we completed our first amendment to the Revolving Credit Facility, decreasing the aggregate commitments under the Revolving Credit Facility to $660 million, extending the maturity date of the Credit Agreement to September of 2016 and reducing the facility fee and interest rate margins for borrowings under the Revolving Credit Facility. In conjunction with the first amendment to the Revolving Credit Facility, we recognized a one-time charge related to the modification in the amount of $0.3 million, which is included in “Other income (expense)” on the accompanying Consolidated Statements of Income for the year ended December 31, 2011. In July of 2013, we completed our second amendment to the Credit Agreement, decreasing the aggregate commitments under the Revolving Credit Facility to $600 million, extending the maturity date on the Credit Agreement to July of 2018 and reducing the facility fee and interest rate margins for borrowings under the Revolving Credit Facility. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings. As described in the Credit Agreement governing the Revolving Credit Facility, we may, from time to time subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million. We had outstanding stand-by letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $52 million and $57 million as of December 13, 2013 and 2012, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts. As of December 31, 2013 and 2012, we had no outstanding borrowings under the Revolving Credit Facility.

On July 11, 2008, we entered into a credit agreement for a five-year asset-based revolving credit facility (the "ABL Credit Facility"), which was scheduled to mature in July of 2013. At December 31, 2010, we had outstanding borrowings of $356 million under the ABL Credit Facility, of which $106 million were not covered under an interest rate swap contract. All outstanding borrowings under the ABL Credit Facility were repaid, and all related interest rate swap transaction contracts were terminated on January 14, 2011, and the ABL Credit Facility was retired concurrent with the issuance of our 4.875% Senior Notes due 2021, as further described below. In conjunction with the retirement of our ABL Credit Facility, we recognized a one-time non-cash charge to write off the balance of debt issuance costs related to the ABL Credit Facility in the amount of $22 million and a one-time charge related to the termination of our interest rate swap contracts in the amount of $4 million, which are included in “Other income (expense)” on the accompanying Consolidated Statements of Income for the year ended December 31, 2011.

Senior Notes:
4.875% Senior Notes due 2021:
On January 14, 2011, we issued $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 (“4.875% Senior Notes due 2021”) at a price to the public of 99.297% of their face value with UMB as trustee. Interest on the 4.875% Senior Notes due 2021 is payable on January 14 and July 14 of each year, which began on July 14, 2011, and is computed on the basis of a 360-day year.

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

3.800% Senior Notes due 2022:
On August 21, 2012, we issued $300 million aggregate principal amount of unsecured 3.800% Senior Notes due 2022 (“3.800% Senior Notes due 2022”) at a price to the public of 99.627% of their face value with UMB as trustee. Interest on the 3.800% Senior Notes due 2022 is payable on March 1 and September 1 of each year, which began on March 1, 2013, and is computed on the basis of a 360-day year.

3.850% Senior Notes due 2023:
On June 20, 2013, we issued $300 million aggregate principal amount of unsecured 3.850% Senior Notes due 2023 (“3.850% Senior Notes due 2023”) at a price to the public of 99.992% of their face value with UMB as trustee. Interest on the 3.850% Senior Notes due 2023 is payable on June 15 and December 15 of each year, which began on December 15, 2013, and is computed on the basis of a 360-day year. The net proceeds from the issuance of the 3.850% Senior Notes due 2023 were used to pay fees and expenses related to the offering and for general corporate purposes, including share repurchases.

The senior notes are guaranteed on a senior unsecured basis by each of our subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees our obligations under our Revolving Credit Facility or certain of our other debt or any of our Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the subsidiary guarantor’s guarantee under our Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all the property of, the subsidiary guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by us and we have no independent assets or operations other than those of our subsidiaries. Our only direct or indirect subsidiaries that would not be Subsidiary Guarantors would be minor subsidiaries. Neither we, nor any of our Subsidiary Guarantors, are subject to any material or significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of our senior notes is subject to certain customary covenants, with which we complied as of December 31, 2013.

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

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.25 times through December 31, 2014, and 2.50 times thereafter through maturity, and a maximum consolidated leverage ratio of 3.00 times through maturity. The consolidated leverage ratio includes a calculation of adjusted debt to adjusted earnings before interest, taxes, depreciation, amortization, rent and stock-based compensation expense (“EBITDAR”). Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from our lenders. We had a consolidated fixed charge coverage ratio of 4.98 times and 4.95 times as of December 31, 2013 and 2012, respectively, and a consolidated leverage ratio of 1.90 times and 1.83 times as of December 31, 2013 and 2012, respectively, remaining in compliance with all covenants related to the borrowing arrangements. Under our current financing plan, we have targeted an adjusted debt to adjusted EBITDAR ratio range of 2.00 times to 2.25 times.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended December 31, 2013 and 2012 (dollars in thousands):

	For the Year Ended December 31,
	2013	2012
GAAP net income	$670,292	$585,746
Add: Interest expense	49,074	40,200
Rent expense	254,892	240,869
Provision for income taxes	388,650	355,775
Depreciation expense	183,220	176,705
Amortization (benefit) expense	(40)	401
Non-cash share-based compensation	21,722	22,026
Non-GAAP adjusted net income (EBITDAR)	$1,567,810	$1,421,722

Interest expense	$49,074	$40,200
Capitalized interest	10,644	6,064
Rent expense	254,892	240,869
Total fixed charges	$314,610	$287,133

Consolidated fixed charge coverage ratio	4.98	4.95

GAAP debt	$1,396,208	$1,095,956
Stand-by letters of credit	51,715	57,281
Discount on senior notes	3,890	4,366
Six-times rent expense	1,529,352	1,445,214
Non-GAAP adjusted debt	$2,981,165	$2,602,817

Consolidated leverage ratio	1.90	1.83

The consolidated fixed charge coverage ratio and consolidated leverage ratio discussed and presented in the table above are not derived in accordance with U.S. GAAP. We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of our consolidated fixed charge coverage ratio and consolidated leverage ratio and free cash flow provides meaningful supplemental information to both management and investors that reflects the required covenants under our credit agreement. We include these items in judging our performance and believe this non-GAAP information is useful to investors as well. Material limitations of these non-GAAP measures are that such measures do not reflect actual GAAP amounts. We compensate for such limitations by presenting, in the tables above, a reconciliation to the most directly comparable GAAP measures.

Share repurchase program:
Under our share repurchase program, as approved by our Board of Directors, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. During 2013, we announced that our Board of Directors approved a resolution to increase the cumulative authorization amount by $500 million, which is effective for a three-year period and expires May 29, 2016. As of December 31, 2013, the cumulative authorization amount under the program was $3.5 billion. On February 5, 2014, we announced that our Board of Directors approved a resolution to increase the cumulative authorization amount by an additional $500 million, which is effective for a three-year period and expires February 5, 2017. As of February 5, 2014, the cumulative authorization amount under the program was $4.0 billion.

The following table identifies shares of the Company’s common stock that have been repurchased as part of our publicly announced share repurchase program (in thousands, except per share data):

	For the Year Ended December 31,
	2013	2012
Shares repurchased	8,529	16,201
Average price per share	$109.38	$89.20
Total investment	$932,900	$1,445,044

As of December 31, 2013, we had $146 million remaining under our share repurchase program. Subsequent to the end of the year and through February 28, 2014, we did not repurchase a material number of shares of our common stock. We repurchased a total of 41 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through February 28, 2014, at an average price of $82.61 for a total aggregate investment of $3.4 billion. As of February 28, 2014, we had approximately $645 million remaining under our share repurchase program.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2013, included commitments for short and long-term debt arrangements, interest payments related to long-term debt, future payments under non-cancelable lease arrangements, self-insurance reserves and purchase obligations for construction contract commitments, which are identified in the table below and are fully disclosed in Note 6 “Leasing” and Note 13 “Commitments” to the Consolidated Financial Statements. We expect to fund these commitments primarily with operating cash flows expected to be generated in the normal course of business or through borrowings under our Revolving Credit Facility.

Deferred income taxes, as well as commitments with various vendors for the purchase of inventory, are not reflected in the table below due to the absence of scheduled maturities, the nature of the account or the commitment’s cancellation terms. Due to the absence of scheduled maturities, the timing of certain of these payments cannot be determined, except for amounts estimated to be payable in 2014, which are included in “Current liabilities” on our Consolidated Balance Sheets.

	Payments Due By Period
	Total	Before 1 Year	Years 1 and 2	Years 3 and 4	Years 5 and Over
	(In thousands)
Contractual Obligations:
Long-term debt principal and interest payments (1)	$1,905,981	$61,200	$122,400	$122,400	$1,599,981
Future minimum lease payments under capital leases (2)	103	77	26	—	—
Future minimum lease payments under operating leases (2)	1,941,490	247,126	445,887	355,336	893,141
Other obligations	1,800	600	1,200	—	—
Self-insurance reserves (3)	126,715	57,700	38,292	17,805	12,918
Construction commitments	80,803	80,803	—	—	—
Total contractual cash obligations	$4,056,892	$447,506	$607,805	$495,541	$2,506,040

(1)
Our Revolving Credit Facility, which has a maximum aggregate commitment of $600 million and matures in July of 2018, bears interest (other than swing line loans), at our option, at either the Base Rate or Eurodollar Rate (both as defined in the agreement) plus a margin, that will vary from 0.975% to 1.600% in the case of loans bearing interest at the Eurodollar Rate and 0.000% to 0.600% in the case of loans bearing interest at the Base Rate, in each case based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions. Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin described above. In addition, we pay a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments, varying from 0.150% to 0.400% based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions. Based on our current credit ratings, our margin for Base Rate loans is 0.000%, our margin for Eurodollar Rate loans is 0.975% and our facility fee is 0.150%. As of December 31, 2013, we had no outstanding borrowings under our Revolving Credit Facility.

(2)
The minimum lease payments above do not include certain tax, insurance and maintenance costs, which are also required contractual obligations under our operating leases but are generally not fixed and can fluctuate from year to year. These expenses historically average approximately 20% of the corresponding lease payments.

(3)
We use various self-insurance mechanisms to provide for potential liabilities from workers’ compensation, vehicle and general liability, and employee health care benefits. The self-insurance reserves above are at the undiscounted obligation amount. The self-insurance reserves liabilities are recorded on our Consolidated Balance Sheets at our estimate of their net present value and do not have scheduled maturities; however, we can estimate the timing of future payments based upon historical patterns.

We record a reserve for potential liabilities related to uncertain tax positions, including estimated interest and penalties, which are fully disclosed in Note 16 “Income Taxes” to the Consolidated Financial Statements. These estimates are not included in the above table because the timing related to the ultimate resolution or settlement of these positions cannot be determined. As of December 31, 2013, we recorded a liability of $59 million related to these uncertain tax positions on our Consolidated Balance Sheets, all of which was included as a component of “Other liabilities”.

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

We issue stand-by letters of credit provided by a $200 million sub limit under the Revolving Credit Facility that reduce our available borrowings under the Revolving Credit Facility. Those letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance. Letters of credit totaling $52 million and $57 million were outstanding at December 31, 2013 and 2012, respectively.

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources. See “Contractual Obligations” and Note 13 “Commitments” to the Consolidated Financial Statements for information on our operating leases.

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

We also record a reserve to reduce the carrying value of our perpetual inventory to account for quantities in our perpetual records above the actual existing quantities on hand caused by unrecorded shrink. We estimate this reserve based on the results of our extensive and frequent cycle counting programs and periodic, full physical inventories. To the extent that our estimates do not accurately reflect the actual unrecorded inventory shrinkage, we could potentially experience a material impact to our inventory balances. We have historically been able to provide a timely and accurate measurement of shrink and have not experienced material adjustments to our estimates. If unrecorded shrink changed 10% from the estimate that we recorded based on our historical experience at December 31, 2013, the financial impact would have been approximately $1 million or 0.1% of pretax income for the year ended December 31, 2013.

•
Accounts Receivable – We provide credit to our commercial customers in the ordinary course of business. We estimate the allowance for doubtful accounts on these receivables based on historical loss ratios and other relevant factors. Actual results have consistently been within management’s expectations, and we do not believe there is a reasonable likelihood that there will be a material change in the future that will require a significant change in the assumptions or estimates we use to calculate our allowance for doubtful accounts. However, if actual results differ from our estimates, we may be exposed to losses or gains. If the allowance for doubtful accounts were changed 10% from our estimated allowance at December 31, 2013, the financial impact would have been approximately $1 million or 0.1% of pretax income for the year ended December 31, 2013.

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

We review goodwill for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We have not historically recorded an impairment to goodwill. The process of evaluating goodwill for impairment involves the determination of the fair value of our Company using the market approach. Inherent in such fair value determinations are certain judgments and estimates, including estimates which incorporate assumptions marketplace participants would use in making their estimates of fair value. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, we will adjust the carrying value of these assets in the period in which the impairment occurs; however, we do not believe there has been any change of events or circumstances that would indicate that a reevaluation of goodwill is required as of December 31, 2013, nor do we believe goodwill is at risk of failing impairment testing. If the price of O’Reilly stock, which was a primary input used to determine our market capitalization during step one of goodwill impairment testing, changed by 10% from the value used during testing, the results and our conclusions would not have changed and no further steps would have been required.

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

•
Warranty Reserves – We offer warranties on certain merchandise we sell with warranty periods ranging from 30 days to limited lifetime warranties. The risk of loss arising from warranty claims is typically the obligation of our vendors. Certain vendors provide upfront allowances to us in lieu of accepting the obligation for warranty claims. For this merchandise, when sold, we bear the risk of loss associated with the cost of warranty claims. Differences between vendor allowances received in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to cost of sales. Estimated warranty costs, which are recorded as obligations at the time of sale, are based on the historical failure rate of each individual product line. Our historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims. If warranty reserves were changed 10% from our estimated reserves at December 31, 2013, the financial impact would have been approximately $3 million or 0.3% of pretax income for the year ended December 31, 2013.

•
Self-Insurance Reserves – We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities from workers’ compensation, general liability, vehicle liability, property loss, and Team Member health care benefits. With the exception of certain Team Member health care benefit liabilities, employment related claims and litigation, certain commercial litigation and certain regulatory matters, we obtain third-party insurance coverage to limit our exposure for any individual workers’ compensation, general liability, vehicle liability or property loss claim. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts. The assumptions made by management as they relate to each of these factors represent our judgment as to the most probable cumulative impact of each factor to our future obligations. Our calculation of self-insurance liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date and the application of alternative assumptions could result in a different estimate of these liabilities. Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains. As we obtain additional information that affects the assumptions and estimates we used to recognize liabilities for claims incurred in prior accounting periods, we adjust our self-insurance liabilities to reflect the revised estimates based on this additional information. These liabilities are recorded at our estimate of their net present value, using a credit-adjusted discount rate. These liabilities do not have scheduled maturities, but we can estimate the timing of future payments based upon historical patterns. We could apply alternative assumptions regarding the timing of payments or the applicable discount rate that could result in materially different estimates of the net present value of the liabilities. If self-insurance reserves were changed 10% from our estimated reserves at December 31, 2013, the financial impact would have been approximately $12 million or 1.1% of pretax income for the year ended December 31, 2013.

•
Closed Property Reserves – We maintain reserves for closed stores and other properties that are no longer utilized in current operations. We accrue for closed property operating lease liabilities using a credit-adjusted discount rate to calculate the present value of the remaining non-cancelable lease payments, contractual occupancy costs and lease termination fees after the closing date, net of estimated sublease income. The closed property lease liabilities are expected to be paid over the remaining lease terms. We estimate sublease income and future cash flows based on our experience and knowledge of the market in which the closed property is located, our previous efforts to dispose of similar assets and existing economic conditions. Adjustments to closed property reserves are made to reflect changes in estimated sublease income or actual exit costs from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. If closed property reserves were changed 10% from our estimated reserves at December 31, 2013, the financial impact would have been approximately $1 million or 0.1% of pretax income for the year ended December 31, 2013.

•
Legal Reserves – We maintain reserves for expenses associated with litigation for which O’Reilly is currently involved. We are currently involved in litigation incidental to the ordinary conduct of our business. We resolved the governmental investigations and litigation that were being conducted against CSK Auto Corporation ("CSK") and certain of CSK’s former employees for alleged conduct relating to periods prior to the 2008 acquisition date. As a result of the acquisition, we incurred legal fees and costs related to such investigations, litigation and indemnity obligations. Our legal reserve was principally recorded as an assumed liability in our allocation of the purchase price of CSK. Management, with the assistance of outside legal counsel, must make estimates of potential legal obligations and possible liabilities arising from such litigation and records reserves for these expenditures. If legal reserves were changed 10% from our estimated reserves at December 31, 2013, the financial impact would have been approximately $2 million or 0.2% of pretax income for the year ended December 31, 2013.

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

INFLATION AND SEASONALITY

For the last three fiscal years, we have been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. To the extent our acquisition cost increased due to base commodity price increases industry-wide, we have typically been able to pass along these increased costs through higher retail prices for the affected products. As a result, we do not believe inflation has had a material adverse effect on our operations.

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

QUARTERLY RESULTS

The following table sets forth certain quarterly unaudited operating data for fiscal 2013 and 2012. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown. The unaudited operating data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included therein.

	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share and comparable store sales data)
Comparable store sales	0.6%	6.5%	4.6%	5.4%
Sales	$1,585,009	$1,714,969	$1,728,025	$1,621,234
Gross profit	798,663	871,875	879,163	819,300
Operating income	251,084	296,261	300,380	255,760
Net income	154,329	177,127	186,489	152,347
Earnings per share – basic (1)	$1.38	$1.61	$1.72	$1.43
Earnings per share – assuming dilution (1)	$1.36	$1.58	$1.69	$1.40

	Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share and comparable store sales data)
Comparable store sales	6.1%	2.5%	1.3%	4.2%
Sales	$1,529,392	$1,562,849	$1,601,558	$1,488,385
Gross profit	761,680	779,861	805,493	750,384
Operating income	247,501	243,603	263,318	222,971
Net income	147,492	146,120	159,332	132,802
Earnings per share – basic (1)	$1.16	$1.17	$1.34	$1.16
Earnings per share – assuming dilution (1)	$1.14	$1.15	$1.32	$1.14

(1)	Earnings per share amounts are computed independently for each quarter and annual period. The quarterly earnings per share amounts may not sum to equal the full-year earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. Historically, we had entered into interest rate swap contracts to mitigate our exposure to interest rate risks associated with borrowings against our previous credit facility with variable interest rates; however, as of December 31, 2013, we did not have any interest rate swap contracts and had no outstanding borrowings under our Revolving Credit Facility.

We had outstanding fixed rate debt of $1.40 billion and $1.10 billion as of December 31, 2013 and 2012, respectively. The fair value of our fixed rate debt was estimated at $1.41 billion and $1.20 billion as of December 31, 2013 and 2012, respectively, which was determined by reference to quoted market prices.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of December 31, 2013, our cash and cash equivalents totaled $231 million.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992 framework). Based on this assessment, management believes that as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report which is included herein.

/s/ Greg Henslee	/s/ Thomas McFall
Greg Henslee	Thomas McFall
President & Chief Executive Officer	Executive Vice President of Finance &
February 28, 2014	Chief Financial Officer
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O’Reilly Automotive, Inc. and Subsidiaries

We have audited O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). O’Reilly Automotive, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, O’Reilly Automotive, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of O'Reilly Automotive, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, of O’Reilly Automotive, Inc. and Subsidiaries and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O’Reilly Automotive, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O’Reilly Automotive, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), O’Reilly Automotive, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 28, 2014

Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$231,318	$248,128
Accounts receivable, less allowance for doubtful accounts $6,661 in 2013 and $6,447 in 2012	131,504	122,989
Amounts receivable from vendors	66,619	58,185
Inventory	2,375,047	2,276,331
Other current assets	30,713	27,315
Total current assets	2,835,201	2,732,948

Property and equipment, at cost	3,606,837	3,269,570
Less: accumulated depreciation and amortization	1,181,734	1,057,980
Net property and equipment	2,425,103	2,211,590

Notes receivable, less current portion	13,066	5,347
Goodwill	756,225	758,410
Other assets, net	37,613	40,892
Total assets	$6,067,208	$5,749,187

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,056,521	$1,929,112
Self-insurance reserves	57,700	54,190
Accrued payroll	65,520	60,120
Accrued benefits and withholdings	41,262	42,417
Deferred income taxes	20,222	19,472
Income taxes payable	—	5,932
Other current liabilities	181,718	161,400
Current portion of long-term debt	67	222
Total current liabilities	2,423,010	2,272,865

Long-term debt, less current portion	1,396,141	1,095,734
Deferred income taxes	80,713	79,544
Other liabilities	201,023	192,737

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 5,000,000
Issued and outstanding shares - none	—	—
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
105,939,766 as of December 31, 2013, and
112,963,413 as of December 31, 2012	1,059	1,130
Additional paid-in capital	1,118,929	1,083,910
Retained earnings	846,333	1,023,267
Total shareholders’ equity	1,966,321	2,108,307

Total liabilities and shareholders’ equity	$6,067,208	$5,749,187

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Income
(In thousands, except per share data)

	For the Year Ended December 31,
	2013	2012	2011
Sales	$6,649,237	$6,182,184	$5,788,816
Cost of goods sold, including warehouse and distribution expenses	3,280,236	3,084,766	2,951,467
Gross profit	3,369,001	3,097,418	2,837,349

Selling, general and administrative expenses	2,265,516	2,120,025	1,973,381
Former CSK officer clawback	—	—	(2,798)
Operating income	1,103,485	977,393	866,766

Other income (expense):
Interest expense	(49,074)	(40,200)	(28,165)
Interest income	1,992	2,441	2,245
Write-off of asset-based revolving credit facility debt issuance costs	—	—	(21,626)
Termination of interest rate swap agreements	—	—	(4,237)
Other, net	2,539	1,887	790
Total other expense	(44,543)	(35,872)	(50,993)

Income before income taxes	1,058,942	941,521	815,773

Provision for income taxes	388,650	355,775	308,100
Net income	$670,292	$585,746	$507,673

Earnings per share-basic:
Earnings per share	$6.14	$4.83	$3.77
Weighted-average common shares outstanding – basic	109,244	121,182	134,667

Earnings per share-assuming dilution:
Earnings per share	$6.03	$4.75	$3.71
Weighted-average common shares outstanding – assuming dilution	111,101	123,314	136,983

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
(In thousands)

	For the Year Ended December 31,
	2013	2012	2011
Components of comprehensive income:
Net income	$670,292	$585,746	$507,673
Reclassification adjustment for unrealized losses on cash flow hedges, net of tax, included in net income	—	—	2,970
Other comprehensive income	—	—	2,970
Total comprehensive income	$670,292	$585,746	$510,643

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2010	141,026	$1,410	$1,141,749	$2,069,496	$(2,970)	$3,209,685
Net income	—	—	—	507,673	—	507,673
Reclassification adjustment for unrealized losses on cash flow hedge, net of tax of $1,875, included in net income	—	—	—	—	2,970	2,970
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	170	2	9,037	—	—	9,039
Net issuance of common stock upon exercise of stock options	1,861	19	50,290	—	—	50,309
Excess tax benefit of stock options exercised	—	—	22,885	—	—	22,885
Share based compensation	—	—	18,922	—	—	18,922
Share repurchases, including fees	(15,877)	(159)	(132,778)	(843,695)	—	(976,632)
Balance at December 31, 2011	127,180	$1,272	$1,110,105	$1,733,474	$—	$2,844,851
Net income	—	—	—	585,746	—	585,746
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	124	1	9,552	—	—	9,553
Net issuance of common stock upon exercise of stock options	1,860	19	54,857	—	—	54,876
Excess tax benefit of stock options exercised	—	—	38,572	—	—	38,572
Share based compensation	—	—	19,996	—	—	19,996
Share repurchases, including fees	(16,201)	(162)	(149,172)	(1,295,953)	—	(1,445,287)
Balance at December 31, 2012	112,963	$1,130	$1,083,910	$1,023,267	$—	$2,108,307
Net income	—	—	—	670,292	—	670,292
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	113	—	10,663	—	—	10,663
Net issuance of common stock upon exercise of stock options	1,393	14	59,731	—	—	59,745
Excess tax benefit of stock options exercised	—	—	30,811	—	—	30,811
Share based compensation	—	—	19,531	—	—	19,531
Share repurchases, including fees	(8,529)	(85)	(85,717)	(847,226)	—	(933,028)
Balance at December 31, 2013	105,940	$1,059	$1,118,929	$846,333	$—	$1,966,321

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$670,292	$585,746	$507,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	183,180	177,106	165,880
Amortization of debt premium, discount and issuance costs	2,054	1,788	1,797
Write-off of asset-based revolving credit facility debt issuance costs	—	—	21,626
Excess tax benefit from stock options exercised	(30,811)	(38,631)	(22,985)
Deferred income taxes	1,919	8,162	54,120
Share-based compensation programs	21,722	22,026	20,579
Other	7,405	7,464	8,292
Changes in operating assets and liabilities:
Accounts receivable	(16,937)	4,404	(21,219)
Inventory	(96,876)	(276,904)	37,740
Accounts payable	127,178	645,706	383,632
Income taxes payable	24,777	71,346	(8,625)
Accrued payroll	5,400	7,655	(269)
Accrued benefits and withholdings	2,355	5,464	1,500
Other	6,368	30,223	(30,750)
Net cash provided by operating activities	908,026	1,251,555	1,118,991

Investing activities:
Purchases of property and equipment	(395,881)	(300,719)	(328,319)
Proceeds from sale of property and equipment	1,731	3,044	2,715
Payments received on notes receivable	5,396	4,157	5,435
Other	—	(23,889)	516
Net cash used in investing activities	(388,754)	(317,407)	(319,653)

Financing activities:
Proceeds from borrowings on asset-based revolving credit facility	—	—	42,400
Payments on asset-based revolving credit facility	—	—	(398,400)
Proceeds from the issuance of long-term debt	299,976	298,881	795,963
Payment of debt issuance costs	(2,967)	(2,376)	(9,942)
Principal payments on debt and capital leases	(224)	(935)	(1,443)
Repurchases of common stock	(933,028)	(1,445,287)	(976,632)
Excess tax benefit from stock options exercised	30,811	38,631	22,985
Net proceeds from issuance of common stock	69,350	63,514	57,562
Net cash used in financing activities	(536,082)	(1,047,572)	(467,507)

Net (decrease) increase in cash and cash equivalents	(16,810)	(113,424)	331,831
Cash and cash equivalents at beginning of year	248,128	361,552	29,721
Cash and cash equivalents at end of year	$231,318	$248,128	$361,552

Supplemental disclosures of cash flow information:
Income taxes paid	$362,596	$274,637	$252,769
Interest paid, net of capitalized interest	46,760	34,655	13,350
See accompanying Notes to consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business:
O'Reilly Automotive, Inc. (“O’Reilly” or the “Company”) is a specialty retailer and supplier of automotive aftermarket parts. The Company’s stores carry an extensive product line, including new and remanufactured automotive hard parts, maintenance items and various automotive accessories. As of December 31, 2013, the Company owned and operated 4,166 stores in 42 states, servicing both the do-it-yourself (“DIY”) customer and the professional service provider. The Company’s robust distribution system provides stores with same-day or overnight access to an extensive inventory of hard-to-find items not typically stocked in the stores of other auto parts retailers.

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

Accounts receivable:
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. Amounts due to the Company from its Team Members are included as a component of accounts receivable. These amounts consist primarily of purchases of merchandise on Team Member accounts. Accounts receivable due from Team Members was approximately $1.0 million and $2.1 million as of December 31, 2013 and 2012, respectively.

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

Amounts receivable from vendors:
The Company receives concessions from its vendors through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates and co-operative advertising. Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes, are reported as a reduction of advertising expense in the period in which the advertising occurred. All other vendor concessions are recognized as a reduction to the cost of inventory. Amounts receivable from vendors also includes amounts due to the Company for changeover merchandise and product returns. The Company regularly reviews vendor receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s vendors’ financial positions and corresponding abilities to meet financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the amounts receivable from vendors and the Company did not record a reserve for uncollectable amounts from vendors in the consolidated financial statements as of December 31, 2013 or 2012.

Inventory:
Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Inventory also includes capitalized costs related to procurement, warehousing and distribution centers (“DCs”). Cost has been determined using the last-in, first-out (“LIFO”) method, which more accurately matches costs with related revenues. Over time, as the Company's merchandise inventory purchases have increased, this has resulted in improved acquisition costs from its suppliers and the corresponding price deflation exhausted the Company's LIFO reserve balance during the year ended December 31, 2013. The Company's policy is not to write up the value of its inventory in excess of its replacement cost. Accordingly, the Company's merchandise inventory is effectively being recorded at replacement cost as of December 31, 2013. The replacement cost of inventory was $2.38 billion and $2.31 billion as of December 31, 2013 and 2012, respectively. LIFO costs exceeded replacement costs by $21.6 million at December 31, 2013.

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

Notes receivable:
The Company had notes receivable from vendors and other third parties amounting to $17.2 million and $9.5 million at December 31, 2013 and 2012, respectively. The notes receivable, which bear interest at rates ranging from 0% to 10%, are due in varying amounts through March of 2019. Interest income on notes receivable is recorded in accordance with the note terms to the extent that such amounts are expected to be collected. The Company regularly reviews its notes receivable for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s borrowers’ financial positions and corresponding abilities to meet financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the notes receivable and the Company did not record a reserve for uncollectable notes receivable in the consolidated financial statements as of December 31, 2013 or 2012.

Goodwill and other intangibles:
The accompanying Consolidated Balance Sheets at December 31, 2013 and 2012, include goodwill and other intangible assets recorded as the result of acquisitions. The Company reviews goodwill for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values, rather than systematically amortizing goodwill against earnings. During 2013 and 2012, the goodwill impairment test included a quantitative assessment, which compared the fair value of the reporting unit to its carrying amount, including goodwill. The Company operates as a single reporting unit, and the Company determined that its fair value exceeded its carrying value, including goodwill, as of December 31, 2013 and 2012; as such, no goodwill impairment adjustment was required as of December 31, 2013 and 2012. Finite-lived intangibles are carried at cost. Amortization is calculated using the straight-line method, generally over the estimated useful lives of the intangibles.

Impairment of long-lived assets:
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset. If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not historically recorded any material impairment to its long-lived assets and the Company did not record an impairment to its long-lived assets during the year ended December 31, 2013 or 2012.

Self-insurance reserves:
The Company uses a combination of insurance and self-insurance mechanisms to provide for potential liabilities for Team Member health care benefits, workers’ compensation, vehicle liability, general liability and property loss. With the exception of certain Team Member health care benefit liabilities, employment related claims and litigation, certain commercial litigation and certain regulatory matters, the Company obtains third-party insurance coverage to limit its exposure. The Company estimates its self-insurance liabilities by considering a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, growth patterns and exposure forecasts. Certain of these liabilities were recorded at an estimate of their net present value, using a credit-adjusted discount rate.

The following table identifies the components of the Company’s self-insurance reserves as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Self-insurance reserves (undiscounted)	$126,715	$122,866
Self-insurance reserves (discounted)	$116,062	$111,840

The current portion of the Company’s discounted self-insurance reserves totaled $57.7 million and $54.2 million as of December 31, 2013 and 2012, respectively. The remainder was included within “Other liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012.

Warranties:
The Company offers warranties on certain merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties. The risk of loss arising from warranty claims is typically the obligation of the Company’s vendors. Certain vendors provide upfront allowances to the Company in lieu of accepting the obligation for warranty claims. For this merchandise, when sold, the Company bears the risk of loss associated with the cost of warranty claims. Differences between vendor allowances received by the Company in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to cost of sales. Estimated warranty costs, which are recorded as obligations at the time of sale, are based on the historical failure rate of each individual product line. The Company’s historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims. See Note 9 for further information concerning the Company’s aggregate product warranty liability.

Litigation reserves:
O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. The Company records reserves for litigation losses in instances where a material adverse outcome is probable and the Company is able to reasonably estimate the probable loss. The Company reserves for an estimate of material legal costs to be incurred on pending litigation matters. Although the Company cannot ascertain the total amount of liability that it may incur from any of these matters, the Company does not currently believe that in the aggregate, taking into account applicable insurance coverage, these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, O’Reilly was involved in resolving legacy governmental investigations and litigation commenced by the Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”) against CSK Automotive Corporation (“CSK”) and certain former CSK employees arising out of alleged conduct relating to periods prior to the Company’s acquisition of CSK in 2008; as a result, O’Reilly incurred legal fees and costs related to potential indemnification obligations. See Note 14 for further information concerning these legal matters.

Closed property liabilities:
The Company maintains reserves for closed stores and other properties that are no longer being utilized in current operations. The Company provides for these liabilities using a credit-adjusted discount rate to calculate the present value of the remaining non-cancelable lease payments, occupancy costs and lease termination fees after the close date, net of estimated sublease income. In conjunction with the acquisition of CSK, the Company’s reserves include purchase accounting liabilities related to acquired properties that were no longer being utilized in the acquired business as well as the Company’s planned exit activities. See Note 7 for further information concerning these closed property liabilities.

Derivative instruments and hedging activities:
The Company’s accounting policies for derivative financial instruments are based on whether the instruments meet the criteria for designation as cash flow or fair value hedges. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction and the probability that the underlying transaction will occur. A designated hedge of the exposure to variability in the future cash flows of an asset or a liability qualifies as a cash flow hedge. A designated hedge of the exposure to changes in fair value of an asset or a liability qualifies as a fair value hedge. For derivatives with cash flow hedge accounting designation, the Company would recognize the after-tax gain or loss from the effective portion of the hedge as a component of “Accumulated other comprehensive loss” and would reclassify it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction. For derivatives with fair value hedge accounting designation, the Company would recognize gains or losses from the change in fair value of these derivatives, as well as the offsetting change in the fair value of the underlying hedged item, in earnings. As of December 31, 2013 and 2012, the Company did not hold any instruments that qualified as cash flow or fair value hedge derivatives.

Share repurchases:
In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. All shares repurchased under the share repurchase program are retired and recorded under the par value method on the accompanying Consolidated Balance Sheets. See Note 10 for further information concerning the Company’s share repurchase program.

Revenue recognition:
Over-the-counter retail sales are recorded when the customer takes possession of the merchandise. Sales to professional service provider customers, also referred to as “commercial sales,” are recorded upon same-day delivery of the merchandise to the customer, generally at the customer’s place of business. Wholesale sales to other retailers, also referred to as “jobber sales,” are recorded upon shipment of the merchandise from a regional DC with same-day delivery to the jobber customer's location. Internet retail sales are recorded when the merchandise is shipped or when the merchandise is picked up in a store. All sales are recorded net of estimated returns allowances, discounts and taxes.

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

Advertising expenses:
Advertising expense consists primarily of expenses related to the Company’s integrated marketing program, which includes television, radio, direct mail and newspaper distribution, in-store and online promotions, and sports and event sponsorships. The Company expenses advertising costs as incurred. The Company also participates in cooperative advertising arrangements with certain of its vendors. Advertising expense, net of cooperative advertising allowances from vendors that were incremental to the specific advertising program and identifiable, included as a component of “Selling, general and administrative expenses” (“SG&A”) on the accompanying Consolidated Statements of Income amounted to $78.3 million, $74.8 million and $73.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Share-based compensation and benefit plans:
The Company sponsors employee share-based benefit plans and employee and director share-based compensation plans. The Company recognizes compensation expense for its share-based plans based on the fair value of the awards on the date of the grant, award or issuance. Share-based plans include stock option awards issued under the Company’s employee incentive plans, director stock plan, stock issued through the Company’s employee stock purchase plan and stock awarded to employees and directors through other compensation plans. See Note 12 for further information concerning these plans.

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

Interest expense:
The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average interest rates incurred on its long-term borrowings. Total interest costs capitalized for the years ended December 31, 2013, 2012 and 2011, were $10.6 million, $6.1 million and $4.7 million, respectively.

In conjunction with the issuance or amendment of long-term debt instruments, the Company incurs various costs including debt registration fees, accounting and legal fees and underwriter and book runner fees. These debt issuance costs have been deferred and are being amortized over the term of the corresponding debt issue and the amortization expense is included as a component of “Interest expense” in the accompanying Consolidated Statements of Income. Deferred debt issuance costs totaled $11.5 million and $10.1 million, net of amortization, as of December 31, 2013 and 2012, respectively, of which $1.6 million and $1.5 million were included within “Other current assets” on the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012, with the remainder included within “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012. See Note 5 for further information concerning debt issuance costs associated with the issuances of or amendments to long-term debt instruments.

Income taxes:
The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on differences between the GAAP basis and tax basis of assets and liabilities using enacted tax rules and rates currently scheduled to be in effect for the year in which the differences are expected to reverse. Tax carry forwards are also recognized in deferred tax assets and liabilities under this method. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date. The Company would record a valuation allowance against deferred tax assets to the extent it is more likely than not the amount will not be realized, based upon evidence available at the time of the determination and any change in the valuation allowance is recorded in the period of a change in such determination. The Company did not establish a valuation allowance for deferred tax assets as of December 31, 2013 and 2012, as it was considered more likely than not that deferred tax assets were realizable through a combination of future taxable income, the realization of deferred tax liabilities and tax planning strategies. The Company regularly reviews its potential tax liabilities for tax years subject to audit. The amount of such liabilities is based on various factors, such as differing interpretations of tax regulations by the responsible tax authority, experience with previous tax audits and applicable tax law rulings. Changes in the Company’s tax liability may occur in the future as its assessments change based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations. In management’s opinion, adequate provisions for income taxes have been made for all years presented. The estimates of the Company’s potential tax liabilities contain uncertainties because management must use judgment to estimate the exposures associated with the Company’s various tax positions and actual results could differ from estimates.

Earnings per share:
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the fiscal period. Diluted earnings per share is calculated by dividing the weighted-average number of common shares outstanding plus, the common stock equivalents associated with the potential impact of dilutive stock options. Certain common stock equivalents that could potentially dilute basic earnings per share in the future, were not included in the fully diluted computation because they would have been antidilutive. Generally, stock options are antidilutive and excluded from the earnings per share calculation when the exercise price exceeds the market price of the common shares. See Note 17 for further information concerning these common stock equivalents.

New accounting pronouncements:
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

NOTE 2 – FAIR VALUE MEASUREMENTS

The Company uses the fair value hierarchy, which prioritizes the inputs used to measure the fair value of certain of its financial instruments. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company uses the income and market approaches to determine the fair value of its assets and liabilities. The three levels of the fair value hierarchy are set forth below:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs for the asset or liability.

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of December 31, 2013 and 2012, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company’s senior notes are included in “Long-term debt, less current portion” on the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach. The fair value as of December 31, 2013 and 2012, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.875% Senior Notes due 2021	$497,525	$524,434	$497,173	$559,870
4.625% Senior Notes due 2021	$299,598	$310,141	$299,545	$331,224
3.800% Senior Notes due 2022	$299,011	$290,453	$298,916	$313,890
3.850% Senior Notes due 2023	$299,976	$289,362	$—	$—

The accompanying Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from vendors and accounts payable. Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 3 – PROPERTY AND EQUIPMENT

The following table identifies the types of property and equipment included in the accompanying consolidated financial statements as of December 31, 2013 and 2012 (in thousands, except useful lives):

	Original Useful Lives	December 31, 2013	December 31, 2012
Land		$457,858	$420,292
Buildings and building improvements	15 – 39 years	1,197,369	1,078,265
Leasehold improvements	3 – 25 years	483,578	447,046
Furniture, fixtures and equipment	3 – 20 years	960,928	932,406
Vehicles	5 – 10 years	251,505	231,615
Construction in progress		255,599	159,946
Total property and equipment		3,606,837	3,269,570
Less: accumulated depreciation and amortization		1,181,734	1,057,980
Net property and equipment		$2,425,103	$2,211,590

The contractual terms of all original and amended vehicle capital lease agreements expired in the fourth quarter of 2013. The vehicles under these expired capital lease agreements were either disposed, purchased by the Company or remain under short-term monthly agreements with the original lessor. The gross value of capital lease assets included in the “Vehicles” amounts of the above table was $7.0 million and $8.4 million at December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company recorded accumulated amortization on these capital lease assets in the amounts of $7.0 million and $8.4 million, respectively, all of which was included in “accumulated depreciation and amortization” in the above table.

NOTE 4 – GOODWILL AND OTHER INTANGIBLES

Goodwill:
Goodwill is reviewed for impairment annually during the fourth quarter, or more frequently if events or changes in business conditions indicate that impairment may exist. Goodwill is not amortizable for financial statement purposes. During the year ended December 31, 2013, the Company recorded a decrease in goodwill of $2.2 million, resulting from adjustments to purchase price allocations related to small acquisitions. During the year ended December 31, 2012, the Company recorded an increase in goodwill of $14.5 million, resulting primarily from purchase price allocations related to small acquisitions, partially offset by the excess tax benefit related to exercises of stock options acquired in the acquisition of CSK. The Company did not record any goodwill impairment during the years ended December 31, 2013 or 2012.

The following table identifies the changes in goodwill for the years ended December 31, 2013 and 2012 (in thousands):

Balance at December 31, 2011	$743,907
Activity	14,503
Balance at December 31, 2012	758,410
Activity	(2,185)
Balance at December 31, 2013	$756,225

As of December 31, 2013 and 2012, other than goodwill, the Company did not have any other indefinite lived intangible assets.

Intangibles other than goodwill:
The following table identifies the components of the Company’s amortizable intangibles as of December 31, 2013 and 2012 (in thousands):

	Cost of Amortizable Intangibles		Accumulated Amortization (Expense) Benefit		Net Amortizable Intangibles
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Amortizable intangible assets:
Favorable leases	$50,910	$50,910	$(32,463)	$(28,566)	$18,447	$22,344
Non-compete agreements	647	717	(428)	(447)	219	270
Total amortizable intangible assets	$51,557	$51,627	$(32,891)	$(29,013)	$18,666	$22,614

Unfavorable leases	$49,380	$49,380	$36,758	$32,210	$12,622	$17,170

The Company recorded favorable lease assets in conjunction with the acquisition of CSK; these favorable lease assets represent the values of operating leases acquired with favorable terms. These favorable leases had an estimated weighted-average remaining useful life of approximately 10.0 years as of December 31, 2013. For the years ended December 31, 2013, 2012 and 2011, the Company recorded amortization expense of $4.0 million, $4.7 million and $6.1 million, respectively, related to its amortizable intangible assets, which are included in “Other assets, net” on the accompanying Consolidated Balance Sheets.

The Company recorded unfavorable lease liabilities in conjunction with the acquisition of CSK; these unfavorable lease liabilities represent the values of operating leases acquired with unfavorable terms. These unfavorable leases had an estimated weighted-average remaining useful life of approximately 4.9 years as of December 31, 2013. For the years ended December 31, 2013, 2012 and 2011, the Company recognized an amortized benefit of $4.5 million, $5.7 million and $6.7 million, respectively, related to these unfavorable operating leases, which are included in “Other liabilities” on the accompanying Consolidated Balance Sheets. These unfavorable lease liabilities are not included as a component of the Company’s closed store reserves, which are discussed in Note 6.

The following table identifies the estimated amortization expense and benefit of the Company’s intangibles for each of the next five years as of December 31, 2013 (in thousands):

	Amortization Expense	Amortization Benefit	Total Amortization (Expense) Benefit
2014	$(3,109)	$3,642	$533
2015	(2,679)	2,794	115
2016	(2,323)	2,076	(247)
2017	(1,907)	1,493	(414)
2018	(1,444)	923	(521)
Total	$(11,462)	$10,928	$(534)

NOTE 5 – FINANCING

The following table identifies the balances of the Company’s financing facilities as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Revolving Credit Facility	—	—
4.875% Senior Notes due 2021 (1), effective interest rate of 4.970%	497,525	497,173
4.625% Senior Notes due 2021 (2), effective interest rate of 4.649%	299,598	299,545
3.800% Senior Notes due 2022 (3), effective interest rate of 3.845%	299,011	298,916
3.850% Senior Notes due 2023 (4), effective interest rate of 3.851%	299,976	—

(1)	Net of unamortized discount of $2.5 million and $2.8 million as of December 31, 2013 and 2012, respectively.

(2)	Net of unamortized discount of $0.4 million and $0.5 million as of December 31, 2013 and 2012, respectively.

(3)	Net of unamortized discount of $1.0 million and $1.1 million as of December 31, 2013 and 2012, respectively.

(4)	Net of unamortized discount of less than $0.1 million as of December 31, 2013.

The following table identifies the principal maturities of the Company’s financing facilities as of December 31, 2013 (in thousands):

Scheduled Maturities
2014	$—
2015	—
2016	—
2017	—
2018	—
Thereafter	1,400,000
Total	$1,400,000

Unsecured revolving credit facility:
In January of 2011, the Company entered into a credit agreement (the "Credit Agreement") for a five-year $750 million unsecured revolving credit facility (the "Revolving Credit Facility") arranged by Bank of America, N.A. and Barclays Capital, originally scheduled to mature in January of 2016. In September of 2011, the Company amended the Credit Agreement, decreasing the aggregate commitments under the Revolving Credit Facility to $660 million, extending the maturity date on the Credit Agreement to September of 2016 and reducing the facility fee and interest rate margins for borrowings under the Revolving Credit Facility. In conjunction with the amendment, the Company recognized a one-time charge related to the modification in the amount of $0.3 million, which is included in “Other income (expense)” on the accompanying Consolidated Statements of Income for the year ended December 31, 2011. In July of 2013, the Company again amended the Credit Agreement, decreasing the aggregate commitments under the Revolving Credit Facility to $600 million, extending the maturity date on the Credit Agreement to July of 2018 and reducing the facility fee and interest rate margins for borrowings under the Revolving Credit Facility. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility. As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million. As of December 31, 2013 and 2012, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of

$51.7 million and $57.3 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts. As of December 31, 2013 and 2012, the Company had no outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin for Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions. Based upon the Company’s credit ratings at December 31, 2013, its margin for Base Rate loans was 0.000%, its margin for Eurodollar Rate loans was 0.975% and its facility fee was 0.150%.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.25 times through December 31, 2014, and 2.50 times thereafter through maturity, and a maximum consolidated leverage ratio of 3.00 times through maturity. The consolidated leverage ratio includes a calculation of adjusted debt to adjusted earnings before interest, taxes, depreciation, amortization, rent and stock-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of December 31, 2013, the Company remained in compliance with all covenants under the Credit Agreement.

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

3.850% Senior Notes due 2023:
On June 20, 2013, the Company issued $300 million aggregate principal amount of unsecured 3.850% Senior Notes due 2023 (“3.850% Senior Notes due 2023”) at a price to the public of 99.992% of their face value with UMB as trustee. Interest on the 3.850% Senior Notes due 2023 is payable on June 15 and December 15 of each year, which began on December 15, 2013, and is computed on the basis of a 360-day year. The net proceeds from the issuance of the 3.850% Senior Notes due 2023 were used to pay fees and expenses related to the offering, with the remainder intended to be used for general corporate purposes, including share repurchases.

The senior notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees the Company’s obligations under the Company’s Revolving Credit Facility or certain other debt of the Company or any of the Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the subsidiary guarantor’s guarantee under the Company’s Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all of the property of, the subsidiary guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by the Company and the Company has no independent assets or operations other than those of its subsidiaries. The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries. Neither the Company, nor any of its Subsidiary Guarantors, are subject to any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of December 31, 2013.

NOTE 6 – LEASING

The following table identifies the future minimum lease payments under all of the Company’s operating and capital leases for each of the next five years and in the aggregate as of December 31, 2013 (in thousands):

	Operating Leases		Capital Leases
	Related Parties	Non-Related Parties	Non-Related Parties	Total
2014	$4,555	$242,571	$77	$247,203
2015	4,621	228,364	26	233,011
2016	4,633	208,269	—	212,902
2017	4,405	186,686	—	191,091
2018	4,196	160,049	—	164,245
Thereafter	11,331	881,810	—	893,141
Total	$33,741	$1,907,749	$103	$1,941,593

Capital lease agreements:
The Company assumed certain vehicle capital leases in the acquisition of CSK. The remaining vehicle capital lease agreements expired on October 15, 2013. There were no future minimum lease payments under these vehicle capital leases as of December 31, 2013. The present value of the future minimum lease payments under these vehicle capital leases totaled approximately $0.2 million at December 31, 2012, which were classified as long-term debt in the accompanying consolidated financial statements. The Company did not acquire any additional vehicles under capital leases during the years ended December 31, 2013 or 2012.

The Company assumed certain building capital leases in the acquisition of CSK. The remaining building capital lease agreement will expire on April 30, 2015. The present value of future minimum lease payments under this building capital lease totaled approximately $0.1 million and $0.2 million at December 31, 2013 and 2012, respectively, which was classified as long-term debt in the accompanying consolidated financial statements. The Company did not acquire any additional buildings under capital leases during the years ended December 31, 2013 or 2012. See Note 15 for further information on the Company's related party operating leases.

Operating lease commitments:
The Company leases certain office space, retail stores, property and equipment under long-term, non-cancelable operating leases. Most of these leases include renewal options and some include options to purchase, provisions for percentage rent based on sales and/or incremental step increase provisions.

The future minimum lease payments under the Company’s operating leases, in the table above, do not include potential amounts for percentage rent or other operating lease related costs and have not been reduced by expected future minimum sublease income. Expected future minimum sublease income under non-cancelable subleases is approximately $15.8 million at December 31, 2013.

The following table summarizes the net rent expense amounts for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
Minimum operating lease expense	$247,039	$234,113	$226,158
Contingent rents	701	744	534
Other lease related occupancy costs	11,257	10,043	8,821
Total rent expense	258,997	244,900	235,513
Less: sublease income	4,105	4,031	4,616
Net rent expense	$254,892	$240,869	$230,897

NOTE 7 – EXIT ACTIVITIES

The Company maintains reserves for closed stores and other properties that are no longer utilized in current operations.

The following table identifies the closure reserves for stores and administrative office and distribution facilities, at December 31, 2013 and 2012 (in thousands):

	Store Closure Liabilities	Administrative Office and Distribution Facilities Closure Liabilities
Balance at December 31, 2011	$11,312	$3,544
Additions and accretion	584	170
Payments	(2,998)	(2,038)
Revisions to estimates	(561)	—
Balance at December 31, 2012	8,337	1,676
Additions and accretion	459	105
Payments	(2,458)	(422)
Revisions to estimates	(499)	—
Balance at December 31, 2013	$5,839	$1,359

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

Revisions to estimates in closure reserves for stores and administrative office and distribution facilities include changes in the estimates of sublease agreements, changes in assumptions of various store closure activities, changes in assumed leasing arrangements and actual exit costs since the inception of the exit activities. Revisions to estimates and additions or accretions to reserves for store and administrative office closure liabilities are included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income for the year ended December 31, 2013 and 2012. Revisions to estimates and additions or accretions to reserves for distribution facility closure liabilities are included in “Cost of goods sold, including warehouse and distribution expenses” on the accompanying Consolidated Statements of Income for the years ended December 31, 2013 and 2012.

The cumulative amount incurred in closure reserves for stores from the inception of the exit activity through December 31, 2013, was $24.4 million. The cumulative amount incurred in administrative office and distribution facilities from the inception of the exit activity through December 31, 2013, was $10.1 million. The balance of both these reserves is included in “Other current liabilities” and “Other liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012, based upon the dates when the reserves are expected to be settled.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Historically, the Company entered into interest rate swap contracts with various counterparties to mitigate cash flow risk associated with floating interest rates on previously outstanding borrowings under its asset-based revolving credit facility (the "ABL Credit Facility"). The fair values of the Company’s outstanding hedges were recorded as liabilities, the effective portion of the change in fair values of the Company’s cash flow hedges was recorded as a component of “Accumulated other comprehensive loss”, and any ineffectiveness was recognized in “Other income (expense)” in the accompanying Consolidated Statements of Income in the period of ineffectiveness. The interest rate swap contracts were designated as cash flow hedges with interest payments designed to offset the interest payments for borrowings under the ABL Credit Facility that corresponded with the notional amounts of the swaps. In January of 2011, the ABL Credit Facility was retired concurrent with the issuance of the Company’s 4.875% Senior Notes due 2021 and all interest rate swap contracts were terminated at the Company’s request. The Company recognized a charge of $4.2 million related to the termination of the interest rate swap contracts, which was included as a component of “Other income (expense)” in the accompanying Consolidated Statements of Income for the year ended December 31, 2011. As of December 31, 2013 and 2012, the Company did not hold any instruments that qualified as cash flow hedge derivatives.

The table below outlines the effects the Company’s derivative financial instruments had on its Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Location and Amount of Loss Recognized in Income on Derivatives
Derivatives Designated as Hedging Instruments		For the Year Ended December 31,
	Classification	2013	2012	2011
Interest rate swap contracts	Other income (expense)	$—	$—	$(4,237)

NOTE 9 – WARRANTIES

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Balance at January 1,	$28,001	$21,642
Warranty claims	(50,859)	(50,009)
Warranty accruals	56,244	56,368
Balance at December 31,	$33,386	$28,001

NOTE 10 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions, for a three-year period. The Company and its Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. During 2013, the Company announced that its Board of Directors approved a resolution to increase the cumulative authorization amount by an additional $500 million, which is effective for a three-year period and expires May 29, 2016. As of December 31, 2013, the cumulative authorization amount under the program was $3.5 billion. On February 5, 2014, the Company announced that its Board of Directors approved a resolution to increase the cumulative authorization amount by an additional $500 million, which is effective for a three-year period and expires February 5, 2017. As of February 5, 2014, the cumulative authorization amount under the program was $4.0 billion.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program (in thousands, except per share data):

	For the Year Ended December 31,
	2013	2012
Shares repurchased	8,529	16,201
Average price per share	$109.38	$89.20
Total investment	$932,900	$1,445,044

As of December 31, 2013, the Company had $145.7 million remaining under its share repurchase program. Subsequent to the end of the year and through February 28, 2014, the Company did not repurchase a material number of shares of its common stock. The Company repurchased a total of 40.6 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through February 28, 2014, at an average price of $82.61 for a total aggregate investment of $3.4 billion. As of February 28, 2014, the Company had approximately $645.1 million remaining under its share repurchase program.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below identifies reclassification adjustments from “Accumulated other comprehensive loss” and the affect on the Consolidated Statements of Income for the year ended December 31, 2011 (in thousands):

Affected Line Item in the Consolidated Statements of Income	Amount Reclassified from Accumulated Other Comprehensive Loss
Unrealized loss on cash flow hedges:

Termination of interest rate swap agreements, before tax	$4,237
Tax expense	(1,267)
Net of tax as of December 31, 2011	$2,970

No adjustments to “Accumulated other comprehensive loss” were recorded during the years ended December 31, 2013 or 2012.

NOTE 12 – SHARE-BASED COMPENSATION AND BENEFIT PLANS

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

The table below identifies the shares that have been authorized for issuance and the shares available for future issuance under the Company plans, as of December 31, 2013 (in thousands):

Plans	Total Shares Authorized for Issuance under the Plans	Shares Available for Future Issuance under the Plans
Employee Incentive Plans	34,000	6,711
Director Stock Plan	1,000	267
Performance Incentive Plan	650	378
Employee Stock Purchase Plans	4,250	901
Profit Sharing and Savings Plan	4,200	349

Stock options:
The Company’s employee incentive plans provide for the granting of stock options for the purchase of common stock of the Company to certain key employees of the Company. Employee stock options are granted at an exercise price that is equal to the closing market price of the Company’s common stock on the date of the grant. Employee stock options granted under the plans expire after ten years and typically vest 25% per year, over four years, or the minimum required service period. The Company records compensation expense for the grant date fair value of the option awards, adjusted for estimated forfeitures, evenly over the vesting period.

The table below identifies the employee stock option activity under these plans during the year ended December 31, 2013:

	Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	6,721	$51.03
Granted	363	105.11
Exercised	(1,375)	43.09
Forfeited	(532)	76.77
Outstanding at December 31, 2013	5,177	$54.28	6.1	$385,330
Vested or expected to vest at December 31, 2013	4,909	$52.87	6.0	$372,291
Exercisable at December 31, 2013	3,169	$36.92	4.8	$290,911

The Company’s director stock plan provides for the granting of stock options for the purchase of common stock of the Company to directors of the Company. Director stock options are granted at an exercise price that is equal to the closing market price of the Company’s common stock on the date of the grant. Director stock options granted under the plans expire after seven years and vest fully after six months. The Company records compensation expense for the grant date fair value of the option awards evenly over the vesting period.

The table below identifies the director stock option activity under this plan during the year ended December 31, 2013:

	Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	68	$35.03
Granted	—	—
Exercised	(18)	28.54
Forfeited	—	—
Outstanding at December 31, 2013	50	$37.37	2.5	$4,567
Vested or expected to vest at December 31, 2013	50	$37.37	2.5	$4,567
Exercisable at December 31, 2013	50	$37.37	2.5	$4,567

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.

•

•	Expected life - Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount by which the Company’s stock price has historically fluctuated.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013		2012		2011
Risk free interest rate	0.96%		0.59%		1.16%
Expected life	5.0	Years	3.9	Years	3.7	Years
Expected volatility	31.0%		33.5%		33.3%
Expected dividend yield	—%		—%		—%

The Company’s forfeiture rate is the estimated percentage of options awarded that are expected to be forfeited or canceled prior to becoming fully vested. The Company’s estimate is evaluated periodically, and is based upon historical experience at the time of evaluation and reduces expense ratably over the vesting period or the minimum required service period.

The following table summarizes activity related to stock options awarded by the Company for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
Compensation expense for stock options awarded (in millions)	$17.8	$18.5	$17.6
Income tax benefit from compensation expense related to stock options (in millions)	6.8	7.1	6.8
Total intrinsic value of stock options exercised (in millions)	95.8	113.6	71.5
Cash received from exercise of stock options (in millions)	59.7	54.9	50.3
Weighted-average grant-date fair value of options awarded	$29.98	$23.57	$16.93
Weighted-average remaining contractual life of exercisable options (in years)	4.77	5.13	5.12

The remaining unrecognized compensation expense related to unvested stock option awards at December 31, 2013, was $36.6 million and the weighted-average period of time over which this cost will be recognized is 2.5 years.

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

The table below identifies the employee restricted stock activity under this plan during the year ended December 31, 2013:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2012	27	$70.64
Granted during the period	16	100.82
Vested during the period (1)	(22)	73.67
Forfeited during the period	(1)	83.06
Non-vested at December 31, 2013	20	$92.02

(1)	Includes 9 thousand shares withheld to cover employees' taxes upon vesting.

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

The table below identifies the director restricted stock activity under this plan during the year ended December 31, 2013:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2012	10	$79.58
Granted during the period	5	109.45
Vested during the period	(4)	75.39
Forfeited during the period	—	—
Non-vested at December 31, 2013	11	$94.18

The following table summarizes activity related to restricted stock awarded by the Company for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
Compensation expense for restricted shares awarded (in millions)	$2.2	$2.0	$1.7
Income tax benefit from compensation expense related to restricted shares (in millions)	$0.8	$0.8	$0.6
Total fair value of restricted shares at vest date (in millions)	$3.3	$2.7	$2.6
Shares awarded under the plans (in thousands)	21.2	23.7	49.9
Average grant-date fair value of shares awarded under the plans	$102.63	$90.10	$56.18

The remaining unrecognized compensation expense related to unvested restricted share awards at December 31, 2013, was $2.9 million and the weighted-average period of time over which this cost will be recognized is 2.1 years.

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

The following table summarizes activity related to the Company’s ESPP for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
Compensation expense for shares issued under the ESPP (in millions)	$1.7	$1.5	$1.3
Income tax benefit from compensation expense for shares issued under the ESPP (in millions)	$0.6	$0.6	$0.5
Shares issued under the ESPP (in thousands)	100.6	114.6	134.5
Weighted-average price of shares issued under the ESPP	$95.51	$75.42	$53.93

Profit sharing and savings plan:
The Company sponsors a contributory profit sharing and savings plan that covers substantially all employees who are at least 21 years of age and have at least six months of service. The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company did not issue any shares under this plan for the years ended December 31, 2013, 2012 or 2011. The Company does not anticipate funding the plan with the issuance of shares in the future. The Company made monetary matching contributions to the plan in the amounts of $16.5 million, $15.6 million and $11.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 13 – COMMITMENTS

Construction commitments:
As of December 31, 2013, the Company had construction commitments in the amount of $80.8 million.

Letter of credit commitments:
As of December 31, 2013, the Company had outstanding letters of credit, primarily to satisfy workers’ compensation, general liability and other insurance policies, in the amount of $51.7 million (see Note 5).

Debt financing commitments:
The Company’s senior notes are redeemable in whole, at any time, or in part, from time to time, at the Company’s option upon not less than 30 nor more than 60 days’ notice at a redemption price, plus any accrued and unpaid interest to, but not including the redemption date, equal to the greater of (i) 100% of the principal amount thereof or (ii) the sum of the present value of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semiannual basis at the applicable Treasury Yield plus basis points identified in the indentures governing the notes. In addition, if at any time the Company undergoes a Change of Control Triggering Event (as defined in the indentures governing the notes), the holders may require the Company to repurchase all or a portion of their senior notes at a price equal to 101% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any, to but not including the repurchase date (see Note 5).

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

NOTE 14 – LEGAL MATTERS

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

As previously reported, the governmental investigations of CSK regarding its legacy pre-acquisition accounting practices have concluded. All criminal charges against former employees of CSK related to its legacy pre-acquisition accounting practices, as well as the civil litigation filed against CSK’s former Chief Executive Officer by the SEC, have concluded.

Under Delaware law, the charter documents of the CSK entities, and certain indemnification agreements, CSK may have certain indemnification obligations. As a result of the CSK acquisition, O’Reilly has incurred legal fees and costs related to these potential indemnification obligations arising from the litigation commenced by the Department of Justice and SEC against CSK’s former employees. Whether those legal fees and costs are covered by CSK’s insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time. O’Reilly has a remaining reserve, with respect to the indemnification obligations of $13.4 million at December 31, 2013, which relates to the payment of those legal fees and costs already incurred. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period. However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 15 – RELATED PARTIES

The Company leases certain land and buildings related to 77 of its O'Reilly Auto Parts stores and one of its bulk facilities under fifteen- or twenty-year operating lease agreements with entities in which certain of the Company’s affiliated directors, members of an affiliated director’s immediate family or certain of the Company’s executive officers, are affiliated. Generally, these lease agreements provide for renewal options for an additional five years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreements. Lease payments under these operating leases totaled $4.4 million, $4.4 million and $4.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. We believe that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties. See Note 6 for further information on the Company's operating leases.

NOTE 16 – INCOME TAXES

Deferred income tax assets and liabilities:
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include the tax effect of carryforwards.

The following table identifies significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Current:
Allowance for doubtful accounts	$1,997	$1,937
Tax credits	1,636	1,583
Other accruals	61,100	55,683
Total current deferred tax assets	64,733	59,203
Noncurrent:
Tax credits	5,333	5,333
Net operating losses	1,180	2,077
Other accruals	59,176	58,605
Total noncurrent deferred tax assets	65,689	66,015
Total deferred tax assets	130,422	125,218
Deferred tax liabilities:
Current:
Inventories	84,955	78,675
Total current deferred tax liabilities	84,955	78,675
Noncurrent:
Property and equipment	131,851	132,547
Other	14,551	13,012
Total noncurrent deferred tax liabilities	146,402	145,559
Total deferred tax liabilities	231,357	224,234
Net deferred tax liabilities	$(100,935)	$(99,016)

The following table reconciles the above net deferred tax assets (liabilities) as presented on the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Deferred tax assets - current	$64,733	$59,203
Deferred tax liabilities - current	(84,955)	(78,675)
Deferred tax liabilities - current	$(20,222)	$(19,472)

Deferred tax assets - noncurrent	65,689	66,015
Deferred tax liabilities - noncurrent	(146,402)	(145,559)
Deferred tax liabilities - noncurrent	$(80,713)	$(79,544)

Net deferred tax liabilities	$(100,935)	$(99,016)

Provision for income taxes:
The following table reconciles the “Provision for income taxes” included in the accompanying Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Current	Deferred	Total
2013
Federal	$348,303	$847	$349,150
State	38,428	1,072	39,500
	$386,731	$1,919	$388,650
2012
Federal	$311,631	$10,030	$321,661
State	35,982	(1,868)	34,114
	$347,613	$8,162	$355,775
2011
Federal	$228,443	$55,175	$283,618
State	25,537	(1,055)	24,482
	$253,980	$54,120	$308,100

The following table outlines the reconciliation of the “Provision for income taxes” amounts included in the accompanying Consolidated Statements of Income to the amounts computed at the federal statutory rate for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Federal income taxes at statutory rate	$370,632	$329,532	$285,524
State income taxes, net of federal tax benefit	26,802	22,426	16,132
Other items, net	(8,784)	3,817	6,444
Total provision for income taxes	$388,650	$355,775	$308,100

The excess tax benefit associated with the exercise of non-qualified stock options has been included within “Additional paid-in capital” on the accompanying consolidated financial statements.

As of December 31, 2013, the Company had tax credit carryforwards available for state tax purposes, net of federal impact, of $7.0 million. As of December 31, 2013, the Company had net operating loss carryforwards available for state purposes of $23.2 million. The Company’s state net operating loss carryforwards generally expire in years ranging from 2021 to 2027, and the Company’s tax credits generally expire in 2024.

CSK had net operating losses in various years dating back to the tax year 1993. For CSK, the statute of limitation for a particular tax year for examination by the IRS is three years subsequent to the last year in which the loss carryover is finally used. The IRS completed an examination of the CSK consolidated federal tax return for the fiscal years ended January 30, 2005, January 29, 2006, February 4, 2007 and February 2, 2008. The statute of limitation for a particular tax year for examination by various states is generally three to four years subsequent to the last year in which the loss carryover is finally used.

Unrecognized tax benefits:
The following table summarizes the changes in the gross amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Balance as of January 1,	$51,004	$45,800	$36,710
Additions based on tax positions related to the current year	7,046	8,100	7,308
Additions based on tax positions related to prior years	—	1,301	4,060
Payments related to items settled with taxing authorities	(1,056)	(451)	—
Reductions due to the lapse of statute of limitations and settlements	(6,535)	(3,746)	(2,278)
Balance as of December 31,	$50,459	$51,004	$45,800

For the years ended December 31, 2013, 2012 and 2011, the Company recorded a reserve for unrecognized tax benefits (including interest and penalties) of $58.6 million, $59.3 million and $53.0 million, respectively. All of the unrecognized tax benefits recorded as of December 31, 2013, would affect the Company’s effective tax rate if recognized, generally net of the federal tax effect of approximately $16.6 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the years ended December 31, 2013, 2012 and 2011, the Company had accrued approximately $8.1 million, $8.3 million and $7.2 million, respectively, of interest and penalties related to uncertain tax positions before the benefit of the deduction for interest on state and federal returns. During the years ended December 31, 2013, 2012 and 2011, the Company recorded tax expense related to an increase in its liability for interest and penalties of $2.1 million, $2.6 million and $3.9 million, respectively. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2014, the Company expects a reduction of $4.3 million of unrecognized tax benefits during the one-year period subsequent to December 31, 2013, resulting from settlement or expiration of the statute of limitations.

The Company’s United States federal income tax returns for tax years 2011 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). The IRS concluded an examination of the O'Reilly consolidated 2008, 2009 and 2010 federal income tax returns in the first quarter of 2013. The statute of limitations for the Company’s federal income tax returns for tax years 2009 and prior expired on September 15, 2013. The statute of limitations for the Company’s U.S. federal income tax return for 2010 will expire on September 15, 2014, unless otherwise extended. The IRS is currently conducting an examination of the Company’s consolidated returns for the tax year 2011. The Company’s state income tax returns remain subject to examination by various state authorities for tax years ranging from 2002 through 2012.

NOTE 17 – EARNINGS PER SHARE

The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data):

	For the Year Ended December 31,
	2013	2012	2011
Numerator (basic and diluted):
Net income	$670,292	$585,746	$507,673

Denominator:
Denominator for basic earnings per share - weighted-average shares	109,244	121,182	134,667
Effect of stock options (1)	1,857	2,132	2,316
Denominator for diluted earnings per share - weighted-average shares	111,101	123,314	136,983

Earnings per share:
Earnings per share-basic	$6.14	$4.83	$3.77
Earnings per share-assuming dilution	$6.03	$4.75	$3.71

Antidilutive common stock equivalents not included in the calculation of diluted earnings per share:
Stock options (1)	498	1,816	1,756
Weighted-average exercise price per share of antidilutive stock options (1)	$103.80	$87.88	$62.79

(1)	See Note 12 for further discussion on the terms of the Company's share-based compensation plans.

Subsequent to the end of the year and through February 28, 2014, the Company did not repurchase a material number of shares of its common stock.

NOTE 18 – QUARTERLY RESULTS (Unaudited)

The following table sets forth certain quarterly unaudited operating data for the fiscal years ended December 31, 2013 and 2012. The unaudited quarterly information includes all adjustments, which the Company considers necessary for a fair presentation of the information shown:

	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Sales	$1,585,009	$1,714,969	$1,728,025	$1,621,234
Gross profit	798,663	871,875	879,163	819,300
Operating income	251,084	296,261	300,380	255,760
Net income	154,329	177,127	186,489	152,347
Earnings per share – basic (1)	$1.38	$1.61	$1.72	$1.43
Earnings per share – assuming dilution (1)	$1.36	$1.58	$1.69	$1.40

	Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Sales	$1,529,392	$1,562,849	$1,601,558	$1,488,385
Gross profit	761,680	779,861	805,493	750,384
Operating income	247,501	243,603	263,318	222,971
Net income	147,492	146,120	159,332	132,802
Earnings per share – basic (1)	$1.16	$1.17	$1.34	$1.16
Earnings per share – assuming dilution (1)	$1.14	$1.15	$1.32	$1.14

(1)	Earnings per share amounts are computed independently for each quarter and annual period. The quarterly earnings per share amounts may not sum to equal the full-year earnings per share.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992 framework). Based on this assessment, management believes that as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by Part III is incorporated by reference from the Company’s Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the end of our most recent fiscal year. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Company’s Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Directors and Officers:
The information regarding the directors of O’Reilly Automotive, Inc. (the “Company”) will be included in the Company's Proxy Statement under the caption “Proposal 1- Election of Directors” and “Information Concerning the Board of Directors” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the end of our most recent fiscal year. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I, in accordance with General Instruction G(3) to Form 10-K, for our executive officers who are not also directors.

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

1.Financial Statements - O'Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders' Report of the registrant for the year ended December 31, 2013, are filed with this Annual Report in Part II, Item 8:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm – Financial Statements

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011

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

3.Exhibits

See Exhibit Index beginning on page E-1.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses	Additions - Charged to Other Accounts - Describe	Deductions - Describe		Balance at End of Period
(amounts in thousands)
Sales and returns allowances
For the year ended December 31, 2013	$7,326	$(826)	$—	$—		$6,500
For the year ended December 31, 2012	6,406	920	—	—		7,326
For the year ended December 31, 2011	5,634	772	—	—		6,406
Allowance for doubtful accounts
For the year ended December 31, 2013	$6,447	$8,499	$—	$8,285	(1)	$6,661
For the year ended December 31, 2012	6,403	8,043	—	7,999	(1)	6,447
For the year ended December 31, 2011	8,349	7,695	—	9,641	(1)	6,403

(1)	Uncollectable accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O'REILLY AUTOMOTIVE, INC.
(Registrant)

Date: February 28, 2014
By /s/ Greg Henslee
Greg Henslee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David O'Reilly	Director and Chairman of the Board	February 28, 2014
David O'Reilly

/s/ Larry O'Reilly	Director and Vice-Chairman of the Board	February 28, 2014
Larry O'Reilly

/s/ Charlie O'Reilly	Director and Vice-Chairman of the Board	February 28, 2014
Charlie O'Reilly

/s/ Rosalie O'Reilly-Wooten	Director	February 28, 2014
Rosalie O'Reilly-Wooten

/s/ Jay D. Burchfield	Director	February 28, 2014
Jay D. Burchfield

/s/ Thomas T. Hendrickson	Director	February 28, 2014
Thomas T. Hendrickson

/s/ Paul R. Lederer	Director	February 28, 2014
Paul R. Lederer

/s/ John R. Murphy	Director	February 28, 2014
John R. Murphy

/s/ Ronald Rashkow	Director	February 28, 2014
Ronald Rashkow

/s/ Greg Henslee	President and Chief Executive Officer	February 28, 2014
Greg Henslee	(Principal Executive Officer)

/s/ Thomas McFall	Executive Vice President of Finance and Chief Financial Officer	February 28, 2014
Thomas McFall	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

4.5
Indenture, dated as of June 20, 2013, among O'Reilly Automotive, Inc. as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 20, 2013, is incorporated herein by this reference.

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

EXHIBIT INDEX (continued)

Exhibit No.	Description
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

10.25
Amendment No. 2 to the Credit Agreement and Amendment No. 1 to Guaranty, dated as of July 2, 2013, by and among O'Reilly Automotive, Inc., as borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer, Swing Line Lender and a Lender, and the other lenders party thereto, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 3, 2013, is incorporated herein by this reference.

10.26 (a)	O’Reilly Automotive, Inc. Director Compensation Program, as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated herein by this reference.
10.27 (a)
O'Reilly Automotive, Inc. 2012 Incentive Award Plan, filed as Annex A to the Registrant's Proxy Statement for 2012 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.28 (a)
O'Reilly Automotive, Inc. 2012 Incentive Award Plan, Form of Stock Option Grant Notice and Agreement, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, is incorporated herein by this reference.

10.29 (a)
Form of O'Reilly Automotive, Inc. Director Indemnification Agreement, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 14, 2013, is incorporated herein by this reference.

EXHIBIT INDEX (continued)

Exhibit No.	Description
10.30 (a)
Form of O'Reilly Automotive, Inc. Executive Officer Indemnification Agreement, filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated August 14, 2013, is incorporated herein by this reference.

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