Form 10-Q
period 2014-03-31
O REILLY AUTOMOTIVE INC
filed 2014-05-09
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common stock, $0.01 par value - 106,078,519 shares outstanding as of May 5, 2014.

O'REILLY AUTMOTIVE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$511,831	$231,318
Accounts receivable, net	142,703	131,504
Amounts receivable from vendors	69,034	66,619
Inventory	2,397,042	2,375,047
Other current assets	40,663	30,713
Total current assets	3,161,273	2,835,201

Property and equipment, at cost	3,676,061	3,606,837
Less: accumulated depreciation and amortization	1,212,962	1,181,734
Net property and equipment	2,463,099	2,425,103

Notes receivable, less current portion	12,165	13,066
Goodwill	756,225	756,225
Other assets, net	37,011	37,613
Total assets	$6,429,773	$6,067,208

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,160,897	$2,056,521
Self-insurance reserves	68,625	57,700
Accrued payroll	64,473	65,520
Accrued benefits and withholdings	42,405	41,262
Deferred income taxes	21,977	20,222
Income taxes payable	51,971	—
Other current liabilities	187,428	181,718
Current portion of long-term debt	74	67
Total current liabilities	2,597,850	2,423,010

Long-term debt, less current portion	1,396,242	1,396,141
Deferred income taxes	75,162	80,713
Other liabilities	197,295	201,023

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
106,303,884 as of March 31, 2014, and
105,939,766 as of December 31, 2013	1,063	1,059
Additional paid-in capital	1,162,413	1,118,929
Retained earnings	999,748	846,333
Total shareholders’ equity	2,163,224	1,966,321

Total liabilities and shareholders’ equity	$6,429,773	$6,067,208
Note: The balance sheet at December 31, 2013, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying Notes to condensed consolidated financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended March 31,
	2014	2013
Sales	$1,727,943	$1,585,009
Cost of goods sold, including warehouse and distribution expenses	850,227	786,346
Gross profit	877,716	798,663

Selling, general and administrative expenses	590,596	547,579
Operating income	287,120	251,084

Other income (expense):
Interest expense	(13,409)	(11,400)
Interest income	631	477
Other, net	618	468
Total other expense	(12,160)	(10,455)

Income before income taxes	274,960	240,629
Provision for income taxes	101,100	86,300
Net income	$173,860	$154,329

Earnings per share-basic:
Earnings per share	$1.64	$1.38
Weighted-average common shares outstanding – basic	106,191	111,557

Earnings per share-assuming dilution:
Earnings per share	$1.61	$1.36
Weighted-average common shares outstanding – assuming dilution	108,070	113,396

See accompanying Notes to condensed consolidated financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$173,860	$154,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	47,477	44,179
Amortization of debt discount and issuance costs	520	496
Excess tax benefit from stock options exercised	(17,850)	(10,788)
Deferred income taxes	(3,796)	(2,691)
Share-based compensation programs	5,096	5,597
Other	1,526	1,462
Changes in operating assets and liabilities:
Accounts receivable	(13,016)	(31,844)
Inventory	(21,994)	(19,515)
Accounts payable	104,376	37,888
Income taxes payable	69,922	60,859
Other	(572)	(13,628)
Net cash provided by operating activities	345,549	226,344

Investing activities:
Purchases of property and equipment	(83,085)	(73,484)
Proceeds from sale of property and equipment	287	355
Payments received on notes receivable	900	1,029
Net cash used in investing activities	(81,898)	(72,100)

Financing activities:
Principal payments on capital leases	(18)	(145)
Repurchases of common stock	(22,067)	(227,930)
Excess tax benefit from stock options exercised	17,850	10,788
Net proceeds from issuance of common stock	21,097	20,325
Net cash provided by (used in) financing activities	16,862	(196,962)

Net increase (decrease) in cash and cash equivalents	280,513	(42,718)
Cash and cash equivalents at beginning of the period	231,318	248,128
Cash and cash equivalents at end of the period	$511,831	$205,410

Supplemental disclosures of cash flow information:
Income taxes paid	$33,331	$29,158
Interest paid, net of capitalized interest	22,419	23,764
See accompanying Notes to condensed consolidated financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2014

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and its subsidiaries (the "Company" or "O'Reilly") have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of March 31, 2014, and December 31, 2013, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company’s senior notes are included in “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach. The fair values as of March 31, 2014, and December 31, 2013, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.875% Senior Notes due 2021	$497,613	$535,331	$497,525	$524,434
4.625% Senior Notes due 2021	$299,611	$320,329	$299,598	$310,141
3.800% Senior Notes due 2022	$299,035	$295,136	$299,011	$290,453
3.850% Senior Notes due 2023	$299,977	$295,485	$299,976	$289,362

The accompanying Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from vendors and accounts payable. Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 3 – LONG-TERM DEBT

The following table identifies the amounts included in "Current portion of long-term debt" and "Long-term debt, less current portion" on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Revolving Credit Facility	$—	$—
4.875% Senior Notes due 2021(1), effective interest rate of 4.969%	497,613	497,525
4.625% Senior Notes due 2021(2), effective interest rate of 4.648%	299,611	299,598
3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	299,035	299,011
3.850% Senior Notes due 2023(4), effective interest rate of 3.851%	299,977	299,976
Capital leases	80	98
Total debt and capital lease obligations	1,396,316	1,396,208
Current portion of long-term debt	74	67
Long-term debt, less current portion	$1,396,242	$1,396,141

(1)	Net of unamortized discount of $2.4 million as of March 31, 2014, and $2.5 million as of December 31, 2013.

(2)	Net of unamortized discount of $0.4 million as of March 31, 2014, and $0.4 million as of December 31, 2013.

(3)	Net of unamortized discount of $1.0 million as of March 31, 2014, and $1.0 million as of December 31, 2013.

(4)	Net of unamortized discount of less than $0.1 million as of March 31, 2014, and December 31, 2013.

Unsecured revolving credit facility:
In January of 2011, and as amended in September of 2011 and July of 2013, the Company entered into a credit agreement (the "Credit Agreement") for a five-year $600 million unsecured revolving credit facility (the "Revolving Credit Facility") arranged by Bank of America, N.A., which is scheduled to mature in July of 2018. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility. As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million. As of March 31, 2014, and December 31, 2013, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $54.7 million and $51.7 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts. As of March 31, 2014, and December 31, 2013, the Company had no outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin for Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions. As of March 31, 2014, based upon the Company's credit ratings, its margin for Base Rate loans was 0.000%, its margin for Eurodollar Rate loans was 0.975% and its facility fee was 0.150%.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.25 times through December 31, 2014, and 2.50 times thereafter through maturity, and a maximum consolidated leverage ratio of 3.00 times through maturity. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and stock-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of March 31, 2014, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:
The Company has issued $1.4 billion aggregate principal amount of unsecured senior notes due between 2021 and 2023 with United Missouri Bank, N.A. ("UMB") as trustee. Interest on the unsecured notes of 3.800% to 4.875% is payable biannually and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees the Company’s obligations under the Company’s Revolving Credit Facility or certain other debt of the Company or any of the Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the subsidiary guarantor’s guarantee under the Company’s Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all of the property of, the subsidiary guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by the Company and the Company has no independent assets or operations other than those of its subsidiaries. The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries. Neither the Company, nor any of its Subsidiary Guarantors, are subject to any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of March 31, 2014.

NOTE 4 – WARRANTIES

The Company provides warranties on certain merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties. The risk of loss arising from warranty claims is typically the obligation of the Company's vendors. Certain vendors provide upfront allowances to the Company in lieu of accepting the obligation for warranty claims. For this merchandise, when sold, the Company bears the risk of loss associated with the cost of warranty claims. Differences between vendor allowances received by the Company in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to cost of sales. Estimated warranty costs are based on the historical failure rate of each individual product line. The Company's historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims. The Company's product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013.

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three months ended March 31, 2014 (in thousands):

Balance at December 31, 2013	$33,386
Warranty claims	(11,762)
Warranty accruals	13,491
Balance at March 31, 2014	$35,115

NOTE 5 – SHARE REPURCHASE PROGRAM

Under the Company's share repurchase program, as approved by the Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company and its Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 5, 2014, the Company's Board of Directors approved a resolution to increase the cumulative authorization amount by an additional $500 million, raising the cumulative authorization under the share repurchase program to $4.0 billion. The additional $500 million authorization is effective for a three-year period, beginning on February 5, 2014.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended March 31,
	2014	2013
Shares repurchased	149	2,468
Average price per share	$148.18	$92.35
Total investment	$22,065	$227,893

As of March 31, 2014, the Company had $623.7 million remaining under its share repurchase program. Subsequent to the end of the first quarter and through May 9, 2014, the Company repurchased an additional 0.3 million shares of its common stock under its share repurchase program, at an average price of $145.55, for a total investment of $48.5 million. The Company has repurchased a total of 41.1 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 9, 2014, at an average price of $83.35, for a total aggregate investment of $3.4 billion.

NOTE 6 – SHARE-BASED COMPENSATION

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

Stock options:
The Company’s stock-based incentive plans provide for the granting of stock options for the purchase of common stock of the Company to directors and certain key employees of the Company. Options are granted at an exercise price that is equal to the closing market price of the Company's common stock on the date of the grant. Director options granted under the plans expire after seven years and are fully vested after six months. Employee options granted under the plans expire after ten years and typically vest 25% per year, over four years. The Company records compensation expense for the grant date fair value of the option awards, adjusted for estimated forfeitures, evenly over the vesting period.

The table below identifies stock option activity under these plans during the three months ended March 31, 2014:

	Shares (in thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2013	5,227	$54.11
Granted	209	138.99
Exercised	(481)	38.68
Forfeited	(75)	81.69
Outstanding at March 31, 2014	4,880	$58.85
Exercisable at March 31, 2014	3,042	$39.98

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.

•

•	Expected life - Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount by which the Company’s stock price has historically fluctuated.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for stock options awarded during the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014		2013
Risk free interest rate	1.74%		0.89%
Expected life	5.9	Years	5.4	Years
Expected volatility	25.5%		32.5%
Expected dividend yield	—%		—%

The Company’s forfeiture rate is the estimated percentage of options awarded that are expected to be forfeited or canceled prior to becoming fully vested. The Company’s estimate is evaluated periodically, is based upon historical experience at the time of evaluation and reduces expense ratably over the vesting period or the minimum required service period.

The following table summarizes activity related to stock options awarded by the Company for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2014	2013
Compensation expense for stock options awarded	$4,085	$4,657
Income tax benefit from compensation expense related to stock options	1,512	1,777
Weighted-average grant-date fair value of options awarded	39.13	30.01

The remaining unrecognized compensation expense related to unvested stock option awards at March 31, 2014, was $39.2 million and the weighted-average period of time over which this cost will be recognized is 2.6 years.

Other share-based compensation plans:
The Company sponsors other share-based compensation plans: an employee stock purchase plan (the “ESPP”), which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value; a performance incentive plan, which provides for the award of shares of restricted stock to its corporate and senior management that vest evenly over a three-year period and are held in escrow until such vesting has occurred; and a director stock plan, which provides for the award of shares of restricted stock to the Company's independent directors that vest evenly over a three-year period and are held in escrow until such vesting has occurred. The fair value of shares awarded under these plans is based on the closing market price of the Company's common stock on the date of award, and compensation expense is recorded evenly over the vesting period.

The table below summarizes activity related to the Company’s other share-based compensation and benefit plans for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Compensation expense for shares issued under the ESPP	$438	$413
Income tax benefit from compensation expense related to shares issued under the ESPP	162	158
Compensation expense for restricted shares awarded	573	527
Income tax benefit from compensation expense related to restricted awards	212	201

NOTE 7 – EARNINGS PER SHARE

The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2014	2013
Numerator (basic and diluted):
Net income	$173,860	$154,329

Denominator:
Denominator for basic earnings per share - weighted-average shares	106,191	111,557
Effect of stock options (1)	1,879	1,839
Denominator for diluted earnings per share - weighted-average shares	108,070	113,396

Earnings per share:
Earnings per share-basic	$1.64	$1.38
Earnings per share-assuming dilution	$1.61	$1.36

Antidilutive common stock equivalents not included in the calculation of diluted earnings per share:
Stock options (1)	288	1,555
Weighted-average exercise price per share of antidilutive stock options (1)	$135.22	$91.08

(1)	See Note 6 for further discussion on the terms of the Company's share-based compensation plans.

For the three months ended March 31, 2014 and 2013, the computation of diluted earnings per share did not include certain common stock equivalents. These common stock equivalents represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equivalents would have been antidilutive.

Subsequent to the end of the first quarter and through May 9, 2014, the Company repurchased 0.3 million shares of its common stock, at an average price of $145.55, for a total investment of $48.5 million.

NOTE 8 – LEGAL MATTERS

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

As previously reported, the governmental investigations of CSK regarding its legacy pre-acquisition accounting practices have concluded. All criminal charges against former employees of CSK related to its legacy pre-acquisition accounting practices, as well as the civil litigation filed against CSK’s former Chief Executive Officer by the Securities and Exchange Commission (the "SEC"), have concluded.

Under Delaware law, the charter documents of the CSK entities, and certain indemnification agreements, CSK may have certain indemnification obligations. As a result of the CSK acquisition, O’Reilly has incurred legal fees and costs related to these potential indemnification obligations arising from the litigation commenced by the Department of Justice and SEC against CSK’s former employees. Whether those legal fees and costs are covered by CSK’s insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time. O’Reilly has a remaining reserve, with respect to the indemnification obligations of $13.4 million at March 31, 2014, which relates to the payment of those legal fees and costs already incurred. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period. However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

No recent accounting pronouncements or changes in accounting pronouncements have occurred since those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, that are of material significance, or have potential material significance, to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, "we," "us," our" and similar terms, as well as references to the "Company" or "O'Reilly" refer to O'Reilly Automotive, Inc. and its subsidiaries.

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	an overview of the key drivers of the automotive aftermarket industry;
•our results of operations for the three months ended March 31, 2014 and 2013;

•	our liquidity and capital resources;

•	any contractual obligations to which we are committed;

•	our critical accounting estimates;

•	the inflation and seasonality of our business; and
•recent accounting pronouncements that may affect our Company.

The review of Management’s Discussion and Analysis should be made in conjunction with our condensed consolidated financial statements, related notes and other financial information, forward-looking statements and other risk factors included elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “expect,” “believe,” “anticipate,” “should,” “plan,” “intend,” “estimate,” “project,” “will” or similar words. In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, competition, product demand, the market for auto parts, the economy in general, inflation, consumer debt levels, governmental regulations, our increased debt levels, credit ratings on public debt, our ability to hire and retain qualified employees, risks associated with the performance of acquired businesses, weather, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2013, for additional factors that could materially affect our financial performance. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets. We plan to open 200 net, new stores in 2014. We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains. We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing credit facility. During the three months ended March 31, 2014, we opened 51 stores and closed one store and, as of that date, operated 4,216 stores in 42 states.

Operating within the retail industry, we are influenced by a number of general macroeconomic factors including, but not limited to, fuel costs, unemployment rates, consumer preferences and spending habits, and competition. The difficult conditions that affected the overall macroeconomic environment in recent years continue to impact O’Reilly and the retail sector in general. We believe that the average consumer’s tendency has been to “trade down” to lower quality products during challenging macroeconomic conditions. We have ongoing initiatives aimed at tailoring our product offering to adjust to customers’ changing preferences; however, we also continue to have initiatives focused on marketing and training to educate customers on the advantages of “purchasing up” on the value spectrum.

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

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age - The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by the Automotive Aftermarket Industry Association (“AAIA”), the total number of registered vehicles has increased 8% over the past decade, from 229 million light vehicles in 2002 to 247 million light vehicles in 2012. Annual new light vehicle registrations declined 14% over the past decade, from 16.7 million registrations in 2002 to 14.3 million registrations in 2012; however, the seasonally adjusted annual rate (the “SAAR”) of sales of light vehicles in the U.S. increased to 16 million as of March 31, 2014, indicating that the trend of declining new light vehicle registrations has reversed. In addition, during the past decade, vehicle scrappage rates remained relatively stable, ranging from just 4.6% to 5.7% annually. The stable scrappage rates over the past decade have contributed to an increase in the average age of the U.S. vehicle population over that period, growing 16%, from 9.6 years in 2002 to 11.1 years in 2012. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles which are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. As the U.S. economy recovers, we believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment - Unemployment, underemployment, the threat of future joblessness and the continued uncertainty surrounding the overall economic health of the U.S. have had a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment could continue to impede the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. However, as of March 31, 2014, the U.S. unemployment rate decreased to 6.7%, its lowest rate in over five years. We believe that as the economy continues to recover, unemployment rates should decline and we would expect to see a corresponding increase in commuter traffic as unemployed individuals return to work. Aided by the anticipated increase in commuter miles, we believe overall annual U.S. miles driven should return to a period of annual growth, resulting in continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

RESULTS OF OPERATIONS

Sales:
Sales for the three months ended March 31, 2014, increased $143 million to $1.73 billion from $1.59 billion for the same period one year ago, representing an increase of 9%. Comparable store sales for stores open at least one year increased 6.3% and 0.6% for the three months ended March 31, 2014 and 2013, respectively. Comparable store sales for the first quarter ended March 31, 2013, adjusted for the impact of one additional day during the first quarter ended March 31, 2012, as a result of Leap Day, would have been 1.9%. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members.

The following table presents the components of the increase in sales for the three months ended March 31, 2014 (in millions):

Increase in Sales for the Three Months Ended March 31, 2014, Compared to the Same Period in 2013
Store sales:
Comparable store sales	$99
Non-comparable store sales:
Sales for stores opened throughout 2013, excluding stores open at least one year that are included in comparable store sales	39
Sales in 2013 for stores that have closed	(1)
Sales for stores opened throughout 2014	7
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	(1)
Total increase in sales	$143

We believe our increased sales are the result of store growth and the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, enhanced services and programs offered in most stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.

Our comparable store sales increase for the three months ended March 31, 2014, was driven by solid increases in average ticket values and customer transaction counts for both DIY and professional service provider customers. The improvement in average ticket values was the result of the continued growth of the more costly, hard part categories as a percentage of our total sales. The overall growth in the hard part categories continues to be driven by the increasing cost of replacement parts necessary to maintain the current population of better engineered and more technically advanced vehicles. The increase in professional service provider customer transaction counts was primarily driven by our acquired markets and maturation of less mature stores. Harsh winter weather conditions during the period, across many of our markets, led to an increase in vehicle repairs. The increase in DIY transaction counts was driven by these increased vehicle repair levels as our DIY customers were forced to perform necessary repairs in order to keep their vehicles on the road. Both DIY and professional service provider customer transaction counts continue to be negatively impacted by better engineered and more technically advanced vehicles, which have been manufactured in recent years. These vehicles require less frequent repairs and the component parts are more durable and last for longer periods of time; however, when repairs are required, the cost of the replacement parts is, on average, greater.

We opened 50 net, new stores during the three months ended March 31, 2014, compared to 65 net, new stores for the three months ended March 31, 2013. At March 31, 2014, we operated 4,216 stores in 42 states compared to 4,041 stores in 42 states at March 31, 2013. We anticipate total new store growth to be 200 net, new stores in 2014.

Gross profit:
Gross profit for the three months ended March 31, 2014, increased to $878 million (or 50.8% of sales) from $799 million (or 50.4% of sales) for the same period one year ago, representing an increase of 10%. The increase in gross profit dollars was primarily a result of the increase in comparable store sales at existing stores and sales from new stores. The increase in gross profit as a percentage of sales was primarily due to acquisition cost improvements and favorable product mix, partially offset by the non-cash LIFO charge resulting from continued product acquisition cost reductions. Acquisition cost improvements are the result of our ongoing negotiations with our vendors to improve our inventory purchase costs. Harsh winter weather conditions during the period across many of our markets led to an increase in vehicle repairs. Many of these vehicle repairs resulted in sales in our hard part categories, which carry above average gross margins, and resulted in an overall favorable product mix. During the third quarter of 2013, we depleted our LIFO reserve due to acquisition cost improvements we realized over time. Our policy is to not write up inventory in excess of replacement cost and, accordingly, we are effectively valuing our inventory at replacement cost. During the three months ended March 31, 2014, our LIFO cost was written down by approximately $23 million to reflect replacement cost. We do not anticipate material charges from product acquisition cost reductions for the remainder of 2014; however, unforeseen, significant acquisition cost decreases could occur and may create additional LIFO gross margin headwinds.

Selling, general and administrative expenses:
Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2014, increased to $591 million (or 34.2% of sales) from $548 million (or 34.5% of sales) for the same period one year ago, representing an increase of 8%. The increase in total SG&A dollars was primarily the result of additional Team Members, facilities and vehicles to support our increased store count. The decrease in SG&A as a percentage of sales was primarily the result of increased leverage of store occupancy costs on strong comparable store sales results.

Operating income:
As a result of the impacts discussed above, operating income for the three months ended March 31, 2014, increased to $287 million (or 16.6% of sales) from $251 million (or 15.8% of sales) for the same period one year ago, representing an increase of 14%.

Other income and expense:
Total other expense for the three months ended March 31, 2014, increased to $12 million (or 0.7% of sales), from $10 million (or 0.7% of sales) for the same period one year ago, representing an increase of 16%. The increase in total other expense was primarily the result of increased interest expense on higher average outstanding borrowings.

Income taxes:
Our provision for income taxes for the three months ended March 31, 2014, increased to $101 million (or 5.9% of sales) from $86 million (or 5.4% of sales) for the same period one year ago, representing an increase of 17%. Our effective tax rate for the three months ended March 31, 2014, was 36.8% of income before income taxes compared to 35.9% for the same period one year ago. The increase in our provision for income taxes was primarily the result of higher taxable income in the current period driven by our strong operating results. The increase in our tax rate was primarily due to reduced benefit from employment tax credits in the current period and adjustments to tax reserves related to the favorable resolution of certain prior year income tax audits.

Net income:
As a result of the impacts discussed above, net income for the three months ended March 31, 2014, increased to $174 million (or 10.1% of sales), from $154 million (or 9.7% of sales) for the same period one year ago, representing an increase of 13%.

Earnings per share:
Our diluted earnings per common share for the three months ended March 31, 2014, increased 18% to $1.61 on 108 million shares from $1.36 on 113 million shares for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31,
Liquidity	2014	2013
Total cash provided by (used in):
Operating activities	$345,549	$226,344
Investing activities	(81,898)	(72,100)
Financing activities	16,862	(196,962)
Increase (decrease) in cash and cash equivalents	$280,513	$(42,718)

Capital expenditures	83,085	73,484
Free cash flow (1)	262,464	152,860

(1)	Calculated as net cash provided by operating activities, less capital expenditures for the period.

Operating activities:
The increase in net cash provided by operating activities during the three months ended March 31, 2014, compared to the same period in 2013, was primarily due to increases in accounts payable and net income for the period. The increase in accounts payable during the period, as compared to the same period in the prior year, was driven by an increased level of inventory purchases during the three months ended March 31, 2014, resulting from our strong sales performance and the timing of payments.

Investing activities:
The increase in net cash used in investing activities during the three months ended March 31, 2014, compared to the same period in 2013, was primarily the result of an increase in capital expenditures during the current period related to the construction of distribution facilities to support our ongoing store growth.

Financing activities:
The cash provided by financing activities during the three months ended March 31, 2014, versus cash used in financing activities during the three months ended March 31, 2013, was primarily attributable to a lower level of repurchases of our common stock during the current period, under our Board-approved share repurchase program.

Unsecured revolving credit facility:
In January of 2011, and as amended in September of 2011 and July of 2013, we entered into a credit agreement (the "Credit Agreement") for a five-year $600 million unsecured revolving credit facility (the "Revolving Credit Facility") arranged by Bank of America, N.A., which is scheduled to mature in July of 2018. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility. As described in the Credit Agreement governing the Revolving Credit Facility, we may, from time to time subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million. As of March 31, 2014, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $55 million, reducing the aggregate availability under the Revolving Credit Facility by that amount. As of March 31, 2014, we had no outstanding borrowings under the Revolving Credit Facility.

Senior Notes:
We have issued $1.4 billion aggregate principal amount of unsecured senior notes due between 2021 and 2023 with United Missouri Bank, N.A. ("UMB") as trustee. Interest on the unsecured senior notes of 3.800% to 4.875% is payable biannually and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of our subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees our obligations under our Revolving Credit Facility or certain of our other debt or any of our Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the subsidiary guarantor’s guarantee under our Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all the property of, the subsidiary guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by us and we have no independent assets or operations other than those of our subsidiaries. Our only direct or indirect subsidiaries that would not be Subsidiary Guarantors would be minor subsidiaries. Neither we, nor any of our Subsidiary Guarantors, are subject to any material or significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of our senior notes is subject to certain customary covenants, with which we complied as of March 31, 2014.

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

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.25 times through December 31, 2014, and 2.50 times thereafter through maturity, and a maximum consolidated leverage ratio of 3.00 times through maturity. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and stock-based compensation expense (“EBITDAR”). Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from our lenders. We had a consolidated fixed charge coverage ratio of 5.04 times and 4.86 times as of March 31, 2014 and 2013, respectively, and a consolidated leverage ratio of 1.86 times and 1.84 times as of March 31, 2014 and 2013, respectively, remaining in compliance with all covenants related to the borrowing arrangements. Under our current financing plan, we have targeted an adjusted debt to adjusted EBITDAR ratio range of 2.00 times to 2.25 times.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended March 31, 2014 and 2013 (dollars in thousands):

	For the Twelve Months Ended March 31,
	2014	2013
GAAP net income	$689,823	$592,583
Add: Interest expense	51,083	42,469
Rent expense	256,748	244,907
Provision for income taxes	403,450	349,775
Depreciation expense	186,526	177,286
Amortization (benefit) expense	(48)	166
Non-cash share-based compensation	21,221	22,399
Non-GAAP net income (EBITDAR)	$1,608,803	$1,429,585

Interest expense	$51,083	$42,469
Capitalized interest	11,398	6,842
Rent expense	256,748	244,907
Total fixed charges	$319,229	$294,218

Consolidated fixed charge coverage ratio	5.04	4.86

GAAP debt	$1,396,316	$1,095,935
Stand-by letters of credit	54,701	56,525
Discount on senior notes	3,764	4,241
Six-times rent expense	1,540,488	1,469,442
Non-GAAP adjusted debt	$2,995,269	$2,626,143

Consolidated leverage ratio	1.86	1.84

The consolidated fixed charge coverage ratio and consolidated leverage ratio discussed and presented in the table above are not derived in accordance with United States generally accepted accounting principles ("GAAP"). We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of our consolidated fixed charge coverage ratio and consolidated leverage ratio and free cash flow provides meaningful supplemental information to both management and investors that reflects the required covenants under our credit agreement. We include these items in judging our performance and believe this non-GAAP information is useful to investors as well. Material limitations of these non-GAAP measures are that such measures do not reflect actual GAAP amounts. We compensate for such limitations by presenting, in the tables above, a reconciliation to the most directly comparable GAAP measures.

Share repurchase program:
Under our share repurchase program, as approved by our Board of Directors, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 5, 2014, our Board of Directors approved a resolution to increase the cumulative authorization amount by an additional $500 million, raising the cumulative authorization under the share repurchase program to $4.0 billion. The additional $500 million authorization is effective for a three-year period, beginning on February 5, 2014.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended March 31,
	2014	2013
Shares repurchased	149	2,468
Average price per share	$148.18	$92.35
Total investment	$22,065	$227,893

As of March 31, 2014, we had $624 million remaining under our share repurchase program. Subsequent to the end of the first quarter and through May 9, 2014, we repurchased an additional 0.3 million shares of our common stock under our share repurchase program, at an average price of $145.55, for a total investment of $49 million. We have repurchased a total of 41.1 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through May 9, 2014, at an average price of $83.35, for a total aggregate investment of $3.4 billion.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations to which we are committed since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with U.S. GAAP requires the application of certain estimates and judgments by management. Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the condensed consolidated financial statements are prepared. There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

RECENT ACCOUNTING PRONOUNCEMENTS

No recent accounting pronouncements or changes in accounting pronouncements have occurred since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, that are of material significance, or have potential material significance, to us.

INTERNET ADDRESS AND ACCESS TO SEC FILINGS

Our Internet address is www.oreillyauto.com. Interested readers can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission's website at www.sec.gov and searching with our ticker symbol "ORLY." Such reports are generally available the day they are filed. Upon request, we will furnish interested readers a paper copy of such reports free of charge.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. As of March 31, 2014, we had no outstanding borrowings under our Revolving Credit Facility.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of March 31, 2014, our cash and cash equivalents totaled $512 million.

Our market risks have not materially changed since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the fiscal quarter ending March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
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

Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK may have certain indemnification obligations. As a result of the CSK acquisition, O’Reilly has incurred legal fees and costs related to these potential indemnification obligations arising from the litigation commenced by the Department of Justice and SEC against CSK’s former employees. Whether those legal fees and costs are covered by CSK’s insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time. O’Reilly has a remaining reserve, with respect to the indemnification obligations of $13 million at March 31, 2014, which relates to the payment of those legal fees and costs already incurred. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period. However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

As of March 31, 2014, there have been no material changes in our risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended March 31, 2014. The following table identifies all repurchases during the three months ended March 31, 2014, of any of our securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of us or any affiliated purchaser (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
January 1, 2014, to January 31, 2014	5	$127.91	5	$145,107
February 1, 2014, to February 28, 2014	—	—	—	645,107
March 1, 2014, to March 31, 2014	144	148.87	144	623,670
Total as of March 31, 2014	149	$148.18	149

(1)
Under our share repurchase program, as approved by our Board of Directors, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 5, 2014, our Board of Directors approved a resolution to increase the authorization under the share repurchase program by an additional $500 million, raising the cumulative authorization amount under the share repurchase program to $4.0 billion. The additional $500 million authorization is effective for a three-year period, beginning on February 5, 2014. The current authorizations under the share repurchase program are scheduled to expire on May 29, 2016, and February 5, 2017. No other share repurchase programs existed during the three months ended March 31, 2014.

Subsequent to the end of the first quarter and through May 9, 2014, we repurchased an additional 0.3 million shares of our common stock under our share repurchase program, at an average price of $145.55, for a total investment of $49 million. We have repurchased a total of 41.1 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through May 9, 2014, at an average price of $83.35, for a total aggregate investment of $3.4 billion.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O'REILLY AUTOMOTIVE, INC.

May 9, 2014	/s/ Greg Henslee
Date	Date: Greg Henslee
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2014	/s/ Thomas McFall
Date	Thomas McFall
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K.