Form 10-Q
period 2014-06-30
O REILLY AUTOMOTIVE INC
filed 2014-08-08
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common stock, $0.01 par value - 103,767,124 shares outstanding as of August 4, 2014.

O'REILLY AUTMOTIVE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$453,431	$231,318
Accounts receivable, net	156,605	131,504
Amounts receivable from vendors	60,615	66,619
Inventory	2,462,781	2,375,047
Other current assets	38,535	30,713
Total current assets	3,171,967	2,835,201

Property and equipment, at cost	3,784,741	3,606,837
Less: accumulated depreciation and amortization	1,255,805	1,181,734
Net property and equipment	2,528,936	2,425,103

Notes receivable, less current portion	15,218	13,066
Goodwill	756,349	756,225
Other assets, net	35,406	37,613
Total assets	$6,507,876	$6,067,208

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,302,282	$2,056,521
Self-insurance reserves	67,623	57,700
Accrued payroll	67,678	65,520
Accrued benefits and withholdings	51,330	41,262
Deferred income taxes	22,184	20,222
Income taxes payable	15,460	—
Other current liabilities	200,498	181,718
Current portion of long-term debt	62	67
Total current liabilities	2,727,117	2,423,010

Long-term debt, less current portion	1,396,362	1,396,141
Deferred income taxes	66,065	80,713
Other liabilities	200,751	201,023

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
104,656,509 as of June 30, 2014, and
105,939,766 as of December 31, 2013	1,047	1,059
Additional paid-in capital	1,168,016	1,118,929
Retained earnings	948,518	846,333
Total shareholders’ equity	2,117,581	1,966,321

Total liabilities and shareholders’ equity	$6,507,876	$6,067,208
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

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$1,847,088	$1,714,969	$3,575,031	$3,299,978
Cost of goods sold, including warehouse and distribution expenses	896,211	843,094	1,746,438	1,629,440
Gross profit	950,877	871,875	1,828,593	1,670,538

Selling, general and administrative expenses	614,403	575,614	1,204,999	1,123,193
Operating income	336,474	296,261	623,594	547,345

Other income (expense):
Interest expense	(12,819)	(11,467)	(26,228)	(22,867)
Interest income	506	469	1,137	946
Other, net	637	864	1,255	1,332
Total other expense	(11,676)	(10,134)	(23,836)	(20,589)

Income before income taxes	324,798	286,127	599,758	526,756
Provision for income taxes	119,151	109,000	220,251	195,300
Net income	$205,647	$177,127	$379,507	$331,456

Earnings per share-basic:
Earnings per share	$1.94	$1.61	$3.58	$2.99
Weighted-average common shares outstanding – basic	105,772	110,278	105,982	110,914

Earnings per share-assuming dilution:
Earnings per share	$1.91	$1.58	$3.52	$2.94
Weighted-average common shares outstanding – assuming dilution	107,556	112,079	107,817	112,736

See accompanying Notes to condensed consolidated financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$379,507	$331,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	95,004	89,682
Amortization of debt discount and issuance costs	1,041	1,000
Excess tax benefit from stock options exercised	(23,849)	(18,681)
Deferred income taxes	(12,686)	(80)
Share-based compensation programs	12,137	11,174
Other	2,718	3,117
Changes in operating assets and liabilities:
Accounts receivable	(28,422)	(56,681)
Inventory	(87,734)	(69,046)
Accounts payable	245,761	129,747
Income taxes payable	39,412	23,823
Other	32,636	(6,099)
Net cash provided by operating activities	655,525	439,412

Investing activities:
Purchases of property and equipment	(194,929)	(176,577)
Proceeds from sale of property and equipment	789	678
Payments received on notes receivable	1,835	2,166
Net cash used in investing activities	(192,305)	(173,733)

Financing activities:
Proceeds from the issuance of long-term debt	—	299,976
Payment of debt issuance costs	—	(1,879)
Principal payments on capital leases	(36)	(189)
Repurchases of common stock	(299,655)	(501,914)
Excess tax benefit from stock options exercised	23,849	18,681
Net proceeds from issuance of common stock	34,735	37,448
Net cash used in financing activities	(241,107)	(147,877)

Net increase in cash and cash equivalents	222,113	117,802
Cash and cash equivalents at beginning of the period	231,318	248,128
Cash and cash equivalents at end of the period	$453,431	$365,930

Supplemental disclosures of cash flow information:
Income taxes paid	$189,944	$170,100
Interest paid, net of capitalized interest	25,190	21,706
See accompanying Notes to condensed consolidated financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2014

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and its subsidiaries (the "Company" or "O'Reilly") have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2 – FAIR VALUE MEASUREMENTS

The Company uses the fair value hierarchy, which prioritizes the inputs used to measure the fair value of certain of its financial instruments. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company uses the income and market approaches to determine the fair value of its assets and liabilities. The three levels of the fair value hierarchy are set forth below:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 – Inputs other than quoted prices in active markets included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs for the asset or liability.

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of June 30, 2014, and December 31, 2013, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company’s senior notes are included in “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach. The fair values as of June 30, 2014, and December 31, 2013, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.875% Senior Notes due 2021	$497,701	$548,605	$497,525	$524,434
4.625% Senior Notes due 2021	$299,624	$324,387	$299,598	$310,141
3.800% Senior Notes due 2022	$299,059	$306,063	$299,011	$290,453
3.850% Senior Notes due 2023	$299,978	$306,593	$299,976	$289,362

The accompanying Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from vendors and accounts payable. Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 3 – LONG-TERM DEBT

The following table identifies the amounts included in "Current portion of long-term debt" and "Long-term debt, less current portion" on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Revolving Credit Facility	$—	$—
4.875% Senior Notes due 2021(1), effective interest rate of 4.968%	497,701	497,525
4.625% Senior Notes due 2021(2), effective interest rate of 4.648%	299,624	299,598
3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	299,059	299,011
3.850% Senior Notes due 2023(4), effective interest rate of 3.851%	299,978	299,976
Capital leases	62	98
Total debt and capital lease obligations	1,396,424	1,396,208
Current portion of long-term debt	62	67
Long-term debt, less current portion	$1,396,362	$1,396,141

(1)	Net of unamortized discount of $2.3 million as of June 30, 2014, and $2.5 million as of December 31, 2013.

(2)	Net of unamortized discount of $0.4 million as of June 30, 2014, and $0.4 million as of December 31, 2013.

(3)	Net of unamortized discount of $0.9 million as of June 30, 2014, and $1.0 million as of December 31, 2013.

(4)	Net of unamortized discount of less than $0.1 million as of June 30, 2014, and December 31, 2013.

Unsecured revolving credit facility:
In January of 2011, and as amended in September of 2011 and July of 2013, the Company entered into a credit agreement (the "Credit Agreement") for a five-year $600 million unsecured revolving credit facility (the "Revolving Credit Facility") arranged by Bank of America, N.A., which is scheduled to mature in July of 2018. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility. As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million. As of June 30, 2014, and December 31, 2013, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $47.8 million and $51.7 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts. As of June 30, 2014, and December 31, 2013, the Company had no outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin for Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions. As of June 30, 2014, based upon the Company's credit ratings, its margin for Base Rate loans was 0.000%, its margin for Eurodollar Rate loans was 0.975% and its facility fee was 0.150%.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.25 times through December 31, 2014, and 2.50 times thereafter through maturity, and a maximum consolidated leverage ratio of 3.00 times through maturity. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and stock-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of June 30, 2014, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:
The Company has issued $1.4 billion aggregate principal amount of unsecured senior notes due between 2021 and 2023 with United Missouri Bank, N.A. ("UMB") as trustee. Interest on the unsecured notes of 3.800% to 4.875% is payable biannually and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees the Company’s obligations under the Company’s Revolving Credit Facility or certain other debt of the Company or any of the Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the subsidiary guarantor’s guarantee under the Company’s Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all of the property of, the subsidiary guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by the Company and the Company has no independent assets or operations other than those of its subsidiaries. The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries. Neither the Company, nor any of its Subsidiary Guarantors, are subject to any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of June 30, 2014.

NOTE 4 – WARRANTIES

The Company provides warranties on certain merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties. The risk of loss arising from warranty claims is typically the obligation of the Company's vendors. Certain vendors provide upfront allowances to the Company in lieu of accepting the obligation for warranty claims. For this merchandise, when sold, the Company bears the risk of loss associated with the cost of warranty claims. Differences between vendor allowances received by the Company in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to cost of sales. Estimated warranty costs are based on the historical failure rate of each individual product line. The Company's historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims. The Company's product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013.

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the six months ended June 30, 2014 (in thousands):

Balance at December 31, 2013	$33,386
Warranty claims	(25,057)
Warranty accruals	27,691
Balance at June 30, 2014	$36,020

NOTE 5 – SHARE REPURCHASE PROGRAM

Under the Company's share repurchase program, as approved by the Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company and its Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 5, 2014, the Company's Board of Directors approved a resolution to increase the cumulative authorization amount by an additional $500 million, raising the cumulative authorization under the share repurchase program to $4.0 billion. The additional $500 million authorization is effective for a three-year period, which began on February 5, 2014.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Shares repurchased	1,873	2,546	2,022	5,013
Average price per share	$148.21	$107.61	$148.21	$100.10
Total investment	$277,561	$273,946	$299,625	$501,838

As of June 30, 2014, the Company had $346.1 million remaining under its share repurchase program. Subsequent to the end of the second quarter and through August 8, 2014, the Company repurchased an additional 1.2 million shares of its common stock under its share repurchase program, at an average price of $151.00, for a total investment of $177.8 million. The Company has repurchased a total of 43.8 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through August 8, 2014, at an average price of $87.47, for a total aggregate investment of $3.8 billion.

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

The table below identifies stock option activity under these plans during the six months ended June 30, 2014:

	Shares (in thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2013	5,227	$54.11
Granted	261	140.78
Exercised	(683)	43.53
Forfeited	(128)	81.65
Outstanding at June 30, 2014	4,677	$59.75
Exercisable at June 30, 2014	2,984	$40.86

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.

•

•	Expected life - Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount by which the Company’s stock price has historically fluctuated.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for stock options awarded during the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
	2014		2013
Risk free interest rate	1.65%		0.85%
Expected life	5.5	Years	5.2	Years
Expected volatility	25.2%		32.3%
Expected dividend yield	—%		—%

The Company’s forfeiture rate is the estimated percentage of options awarded that are expected to be forfeited or canceled prior to becoming fully vested. The Company’s estimate is evaluated periodically and is based upon historical experience at the time of evaluation and reduces expense ratably over the vesting period or the minimum required service period.

The following table summarizes activity related to stock options awarded by the Company for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Compensation expense for stock options awarded	$5,710	$4,580	$9,794	$9,237
Income tax benefit from compensation expense related to stock options	2,113	1,747	3,625	3,524

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2014, was $37.63 compared to $29.54 for the six months ended June 30, 2013. The remaining unrecognized compensation expense related to unvested stock option awards at June 30, 2014, was $34.1 million and the weighted-average period of time over which this cost will be recognized is 2.5 years.

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

The table below summarizes activity related to the Company’s other share-based compensation and benefit plans for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Compensation expense for shares issued under the ESPP	$443	$418	$881	$831
Income tax benefit from compensation expense related to shares issued under the ESPP	164	160	326	317
Compensation expense for restricted shares awarded	889	579	1,462	1,106
Income tax benefit from compensation expense related to restricted awards	329	221	541	422

NOTE 7 – EARNINGS PER SHARE

The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Numerator (basic and diluted):
Net income	$205,647	$177,127	$379,507	$331,456

Denominator:
Denominator for basic earnings per share - weighted-average shares	105,772	110,278	105,982	110,914
Effect of stock options (1)	1,784	1,801	1,835	1,822
Denominator for diluted earnings per share - weighted-average shares	107,556	112,079	107,817	112,736

Earnings per share:
Earnings per share-basic	$1.94	$1.61	$3.58	$2.99
Earnings per share-assuming dilution	$1.91	$1.58	$3.52	$2.94

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	305	784	336	1,182
Weighted-average exercise price per share of antidilutive stock options (1)	$137.82	$96.38	$137.35	$93.57

(1)	See Note 6 for further discussion on the terms of the Company's share-based compensation plans.

For the three and six months ended June 30, 2014 and 2013, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

Subsequent to the end of the second quarter and through August 8, 2014, the Company repurchased 1.2 million shares of its common stock, at an average price of $151.00, for a total investment of $177.8 million.

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

Under Delaware law, the charter documents of the CSK entities, and certain indemnification agreements, CSK may have certain indemnification obligations. As a result of the CSK acquisition, O’Reilly has incurred legal fees and costs related to these potential indemnification obligations arising from the litigation commenced by the Department of Justice and SEC against CSK’s former employees. Whether those legal fees and costs are covered by CSK’s insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time. O’Reilly has a remaining reserve, with respect to the indemnification obligations of $13.4 million at June 30, 2014, which relates to the payment of those legal fees and costs already incurred. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period. However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). Under ASU 2014-09, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. ASU 2014-09 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including periods within that reporting period, and can be adopted either retrospectively or as a cumulative effect adjustment at the date of adoption, with early adoption not permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2017; the Company is in the process of evaluating the potential future impact, if any, of ASU 2014-09 on its consolidated financial position, results of operations and cash flows.

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
•our results of operations for the three and six months ended June 30, 2014 and 2013;

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

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets. We plan to open 200 net, new stores in 2014. We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains. We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing credit facility. During the three months ended June 30, 2014, we opened 42 stores and closed one store. During the six months ended June 30, 2014, we opened 93 stores and closed two stores and, as of that date, operated 4,257 stores in 42 states.

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

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age - The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by the Automotive Aftermarket Industry Association (“AAIA”), the total number of registered vehicles has increased 6% over the past decade, from 235 million light vehicles in 2003 to 249 million light vehicles in 2013. Annual new light vehicle registrations have increased in recent years, reaching 15.4 million registered vehicles in 2013, up from 10.4 million registrations in 2009 and the seasonally adjusted annual rate (the "SAAR") of sales of light vehicles in the U.S. increased to approximately 17 million as of June 30, 2014, contributing to the growth in the total number of registered vehicles on the road. In addition, during the past decade, vehicle scrappage rates remained relatively stable, ranging from just 5.2% to 5.7% annually. The stable scrappage rates over the past decade have contributed to an increase in the average age of the U.S. vehicle population over that period, growing 16%, from 9.7 years in 2003 to 11.3 years in 2013. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles which are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. As the U.S. economy recovers, we believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment - Unemployment, underemployment, the threat of future joblessness and the continued uncertainty surrounding the overall economic health of the U.S. have had a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment could continue to impede the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. However, as of June 30, 2014, the U.S. unemployment rate decreased to 6.1%, its lowest rate in over five years. We believe that as the economy continues to recover, total employment should increase and we would expect to see a corresponding increase in commuter traffic as unemployed individuals return to work. Aided by the anticipated increase in commuter miles, we believe overall annual U.S. miles driven should return to a period of annual growth, resulting in continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

RESULTS OF OPERATIONS

Sales:
Sales for the three months ended June 30, 2014, increased $132 million to $1.85 billion from $1.71 billion for the same period one year ago, representing an increase of 8%. Sales for the six months ended June 30, 2014, increased $275 million to $3.58 billion from $3.30 billion for the same period one year ago, representing an increase of 8%. Comparable store sales for stores open at least one year increased 5.1% and 6.5% for the three months ended June 30, 2014 and 2013, respectively. Comparable store sales for stores open at least one year increased 5.7% and 3.6% for the six months ended June 30, 2014 and 2013, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members.

The following table presents the components of the increase in sales for the three and six months ended June 30, 2014 (in millions):

	Increase in Sales for the Three Months Ended June 30, 2014, Compared to the Same Period in 2013	Increase in Sales for the Six Months Ended June 30, 2014, Compared to the Same Period in 2013
Store sales:
Comparable store sales	$86	$184
Non-comparable store sales:
Sales for stores opened throughout 2013, excluding stores open at least one year that are included in comparable store sales	31	70
Sales in 2013 for stores that have closed	(1)	(2)
Sales for stores opened throughout 2014	14	20
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	2	3
Total increase in sales	$132	$275

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

Our comparable store sales increase for the three months and six months ended June 30, 2014, was driven by an increase in average ticket values, for both DIY and professional business, and an increase in customer transaction counts for the professional business, partially offset by a slightly negative DIY customer transaction counts for the three months ended June 30, 2014. The improvements in average ticket values were the result of the continued growth of the more costly, hard part categories as a percentage of our total sales. The overall growth in the hard part categories continues to be driven by the increasing cost of replacement parts necessary to maintain the current population of better engineered and more technically advanced vehicles. The increase in professional service provider customer transaction counts was primarily driven by our acquired markets and the continued growth of less mature stores. Both DIY and professional service provider customer transaction counts continue to be negatively impacted by better engineered and more technically advanced vehicles, which have been manufactured in recent years. These vehicles require less frequent repairs and the component parts are more durable and last for longer periods of time; however, when repairs are required, the cost of the replacement parts is, on average, greater.

We opened 41 and 91 net, new stores during the three and six months ended June 30, 2014, respectively, compared to 46 and 111 net, new stores for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, we operated 4,257 stores in 42 states compared to 4,087 stores in 42 states at June 30, 2013. We anticipate total new store growth to be 200 net, new stores in 2014.

Gross profit:
Gross profit for the three months ended June 30, 2014, increased to $951 million (or 51.5% of sales) from $872 million (or 50.8% of sales) for the same period one year ago, representing an increase of 9%. Gross profit for the six months ended June 30, 2014, increased to $1.83 billion (or 51.1% of sales) from $1.67 billion (or 50.6% of sales) for the same period one year ago, representing an increase of 9%. The increase in gross profit dollars for the three and six months ended June 30, 2014, was primarily a result of the increase in comparable store sales at existing stores and sales from new stores. The increase in gross profit as a percentage of sales for the three and six months ended June 30, 2014, was primarily due to acquisition cost improvements, partially offset by the non-cash LIFO impact resulting from continued product acquisition cost reductions. Acquisition cost improvements are the result of our ongoing negotiations with our vendors to improve our inventory purchase costs. As previously discussed, during the third quarter of 2013, we depleted our LIFO reserve due to acquisition cost improvements we realized over time. Our policy is to not write up inventory in excess of replacement cost and, accordingly, we are effectively valuing our inventory at replacement cost. During the three and six months ended June 30, 2014, our LIFO cost was written down by approximately $4 million and $27 million, respectively, to reflect replacement cost. For the remainder of the year ending December 31, 2014, we do anticipate additional product acquisition cost reductions based on current negotiations with vendors, which, if finalized, could create additional LIFO gross margin headwinds.

Selling, general and administrative expenses:
Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2014, increased to $614 million (or 33.3% of sales) from $576 million (or 33.6% of sales) for the same period one year ago, representing an increase of 7%. SG&A for the six months ended June 30, 2014, increased to $1.20 billion (or 33.7% of sales) from $1.12 billion (or 34.0% of sales) for the same period one year ago, representing an increase of 7%. The increase in total SG&A dollars for the three and six months ended June 30, 2014, were primarily the result of additional Team Members, facilities and vehicles to support our increased store count. The decrease in SG&A as a percentage of sales for the three and six months ended June 30, 2014, were primarily the result of increased leverage of store occupancy costs on strong comparable store sales results.

Operating income:
As a result of the impacts discussed above, operating income for the three months ended June 30, 2014, increased to $336 million (or 18.2% of sales) from $296 million (or 17.3% of sales) for the same period one year ago, representing an increase of 14%. Operating income for the six months ended June 30, 2014, increased to $624 million (or 17.4% of sales) from $547 million (or 16.6% of sales) for the same period one year ago, representing an increase of 14%.

Other income and expense:
Total other expense for the three months ended June 30, 2014, increased to $12 million (or 0.6% of sales), from $10 million (or 0.6% of sales) for the same period one year ago, representing an increase of 15%. Total other expense for the six months ended June 30, 2014, increased to $24 million (or 0.7% of sales) from $21 million (or 0.6% of sales) for the same period one year ago, representing an increase of 16%. The increase in total other expense was primarily the result of increased interest expense on higher average outstanding borrowings.

Income taxes:
Our provision for income taxes for the three months ended June 30, 2014, increased to $119 million (or 6.5% of sales) from $109 million (or 6.4% of sales) for the same period one year ago, representing an increase of 9%. Our provision for income taxes for the six months ended June 30, 2014, increased to $220 million (or 6.2% of sales) from $195 million (or 5.9% of sales) for the same period one year ago, representing an increase of 13%. Our effective tax rate for the three months ended June 30, 2014, was 36.7% of income before income taxes compared to 38.1% for the same period one year ago. Our effective tax rate for the six months ended June 30, 2014, was 36.7% of income before income taxes compare to 37.1% for the same period one year ago. The increase in our provision for income taxes for the three and six months ended June 30, 2014, were primarily the result of higher taxable income in the current period driven by our strong operating results. The decrease in our effective tax rate for the three and six months ended June 30, 2014, was primarily due to an increased benefit from employment tax credits in the current period.

Net income:
As a result of the impacts discussed above, net income for the three months ended June 30, 2014, increased to $206 million (or 11.1% of sales), from $177 million (or 10.3% of sales) for the same period one year ago, representing an increase of 16%. As a result of the impacts discussed above, net income for the six months ended June 30, 2014, increased to $380 million (or 10.6% of sales) from $331 million (or 10.0% of sales) for the same period one year ago, representing an increase of 14%.

Earnings per share:
Our diluted earnings per common share for the three months ended June 30, 2014, increased 21% to $1.91 on 108 million shares from $1.58 on 112 million shares for the same period one year ago. Our diluted earnings per common share for the six months ended June 30, 2014, increased 20% to $3.52 on 108 million shares versus $2.94 for the same period one year ago on 113 million shares.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the six months ended June 30, 2014 and 2013 (in thousands):

	For the Six Months Ended June 30,
Liquidity	2014	2013
Total cash provided by (used in):
Operating activities	$655,525	$439,412
Investing activities	(192,305)	(173,733)
Financing activities	(241,107)	(147,877)
Increase in cash and cash equivalents	$222,113	$117,802

Capital expenditures	$194,929	$176,577
Free cash flow (1)	460,596	262,835

(1)	Calculated as net cash provided by operating activities, less capital expenditures for the period.

Operating activities:
The increase in net cash provided by operating activities during the six months ended June 30, 2014, compared to the same period in 2013, was primarily due to increases in net income, accounts payable and accrued payroll related liabilities and a decrease in cash used in accounts receivable. The increase in accounts payable during the period, as compared to the same period in the prior year, was driven by an increased level of inventory purchases during the current period, resulting from our strong sales performance and the timing of payments. The increase in accrued liabilities during the period, as compared to the same period in the prior year, was due to the timing of pay period end dates versus check dates. The decrease in cash used in accounts receivable during the period, as compared to the same period in the prior year, was due to the timing of period ending dates. During the prior year, the period ended on a weekend, and as such we did not process payments on accounts, resulting in a temporary increase in our accounts receivable balances in the prior period.

Investing activities:
The increase in net cash used in investing activities during the six months ended June 30, 2014, compared to the same period in 2013, was primarily the result of an increase in capital expenditures during the current period related to the construction of distribution facilities to support our ongoing store growth.

Financing activities:
The increase in net cash used in financing activities during the six months ended June 30, 2014, compared to the same period in 2013, was primarily attributable to the net proceeds from the issuance of long-term debt in the prior period, offset by the impact of fewer repurchases of our common stock during the current period under our share repurchase program.

Unsecured revolving credit facility:
In January of 2011, and as amended in September of 2011 and July of 2013, we entered into a credit agreement (the "Credit Agreement") for a five-year $600 million unsecured revolving credit facility (the "Revolving Credit Facility") arranged by Bank of America, N.A., which is scheduled to mature in July of 2018. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility. As described in the Credit Agreement governing the Revolving Credit Facility, we may, from time to time subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million. As of June 30, 2014, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $48 million, reducing the aggregate availability under the Revolving Credit Facility by that amount. As of June 30, 2014, we had no outstanding borrowings under the Revolving Credit Facility.

Senior Notes:
We have issued $1.4 billion aggregate principal amount of unsecured senior notes due between 2021 and 2023 with United Missouri Bank, N.A. ("UMB") as trustee. Interest on the unsecured senior notes of 3.800% to 4.875% is payable biannually and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of our subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees our obligations under our Revolving Credit Facility or certain of our other debt or any of our Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the subsidiary guarantor’s guarantee under our Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all the property of, the subsidiary guarantor.  Each of the

Subsidiary Guarantors is 100% owned, directly or indirectly, by us and we have no independent assets or operations other than those of our subsidiaries. Our only direct or indirect subsidiaries that would not be Subsidiary Guarantors would be minor subsidiaries. Neither we, nor any of our Subsidiary Guarantors, are subject to any material or significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of our senior notes is subject to certain customary covenants, with which we complied as of June 30, 2014.

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

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.25 times through December 31, 2014, and 2.50 times thereafter through maturity, and a maximum consolidated leverage ratio of 3.00 times through maturity. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and stock-based compensation expense (“EBITDAR”). Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from our lenders. We had a consolidated fixed charge coverage ratio of 5.13 times and 4.93 times as of June 30, 2014 and 2013, respectively, and a consolidated leverage ratio of 1.81 times and 1.98 times as of June 30, 2014 and 2013, respectively, remaining in compliance with all covenants related to the borrowing arrangements. Under our current financing plan, we have targeted an adjusted debt to adjusted EBITDAR ratio range of 2.00 times to 2.25 times.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended June 30, 2014 and 2013 (dollars in thousands):

	For the Twelve Months Ended June 30,
	2014	2013
GAAP net income	$718,343	$623,590
Add: Interest expense	52,435	44,796
Rent expense	257,634	249,299
Provision for income taxes	413,601	369,825
Depreciation expense	188,587	178,602
Amortization benefit	(85)	(44)
Non-cash share-based compensation	22,685	22,309
Non-GAAP EBITDAR	$1,653,200	$1,488,377

Interest expense	$52,435	$44,796
Capitalized interest	12,371	7,887
Rent expense	257,634	249,299
Total fixed charges	$322,440	$301,982

Consolidated fixed charge coverage ratio	5.13	4.93

GAAP debt	$1,396,424	$1,395,991
Stand-by letters of credit	47,782	51,849
Discount on senior notes	3,638	4,141
Six-times rent expense	1,545,804	1,495,794
Non-GAAP adjusted debt	$2,993,648	$2,947,775

Consolidated leverage ratio	1.81	1.98

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

Share repurchase program:
Under our share repurchase program, as approved by our Board of Directors, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 5, 2014, our Board of Directors approved a resolution to increase the cumulative authorization amount by an additional $500 million, raising the cumulative authorization under the share repurchase program to $4.0 billion. The additional $500 million authorization is effective for a three-year period, which began on February 5, 2014.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Shares repurchased	1,873	2,546	2,022	5,013
Average price per share	$148.21	$107.61	$148.21	$100.10
Total investment	$277,561	$273,946	$299,625	$501,838

As of June 30, 2014, we had $346 million remaining under our share repurchase program. Subsequent to the end of the second quarter and through August 8, 2014, we repurchased an additional 1.2 million shares of our common stock under our share repurchase program, at an average price of $151.00, for a total investment of $178 million. We have repurchased a total of 43.8 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through August 8, 2014, at an average price of $87.47, for a total aggregate investment of $3.8 billion.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board issued Accounting Standard No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). Under ASU 2014-09, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. ASU 2014-09 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including periods within that reporting period, and can be adopted either retrospectively or as a cumulative effect adjustment at the date of adoption, with early adoption not permitted. We will adopt this guidance beginning with our first quarter ending March 31, 2017; we are in the process of evaluating the potential future impact, if any, of ASU 2014-09 on our consolidated financial position, results of operations and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. As of June 30, 2014, we had no outstanding borrowings under our Revolving Credit Facility.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of June 30, 2014, our cash and cash equivalents totaled $453 million.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the fiscal quarter ending June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK may have certain indemnification obligations. As a result of the CSK acquisition, O’Reilly has incurred legal fees and costs related to these potential indemnification obligations arising from the litigation commenced by the Department of Justice and SEC against CSK’s former employees. Whether those legal fees and costs are covered by CSK’s insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time. O’Reilly has a remaining reserve, with respect to the indemnification obligations of $13 million at June 30, 2014, which relates to the payment of those legal fees and costs already incurred. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period. However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

As of June 30, 2014, there have been no material changes in our risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three or six months ended June 30, 2014. The following table identifies all repurchases during the three months ended June 30, 2014, of any of our securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of us or any affiliated purchaser (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
April 1, 2014, to April 30, 2014	278	$144.96	278	$583,443
May 1, 2014, to May 31, 2014	461	147.09	461	515,559
June 1, 2014, to June 30, 2014	1,134	149.46	1,134	346,109
Total as of June 30, 2014	1,873	$148.21	1,873

(1)
Under our share repurchase program, as approved by our Board of Directors, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 5, 2014, our Board of Directors approved a resolution to increase the authorization under the share repurchase program by an additional $500 million, raising the cumulative authorization amount under the share repurchase program to $4.0 billion. The additional $500 million authorization is effective for a three-year period, which began on February 5, 2014. The current authorization under the share repurchase program is scheduled to expire on February 5, 2017. No other share repurchase programs existed during the three or six months ended June 30, 2014.

Subsequent to the end of the second quarter and through August 8, 2014, we repurchased an additional 1.2 million shares of our common stock under our share repurchase program, at an average price of $151.00, for a total investment of $178 million. We have repurchased a total of 43.8 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through August 8, 2014, at an average price of $87.47, for a total aggregate investment of $3.8 billion.

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

O'REILLY AUTOMOTIVE, INC.

August 8, 2014	/s/ Greg Henslee
Date	Date: Greg Henslee
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2014	/s/ Thomas McFall
Date	Thomas McFall
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K.