Form 10-Q
period 2014-09-30
O REILLY AUTOMOTIVE INC
filed 2014-11-07
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common stock, $0.01 par value - 101,444,779 shares outstanding as of November 3, 2014.

O'REILLY AUTMOTIVE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$298,283	$231,318
Accounts receivable, net	152,779	131,504
Amounts receivable from vendors	67,073	66,619
Inventory	2,517,927	2,375,047
Other current assets	34,689	30,713
Total current assets	3,070,751	2,835,201

Property and equipment, at cost	3,895,165	3,606,837
Less: accumulated depreciation and amortization	1,294,053	1,181,734
Net property and equipment	2,601,112	2,425,103

Notes receivable, less current portion	14,283	13,066
Goodwill	756,335	756,225
Other assets, net	32,695	37,613
Total assets	$6,475,176	$6,067,208

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,409,054	$2,056,521
Self-insurance reserves	65,632	57,700
Accrued payroll	71,451	65,520
Accrued benefits and withholdings	58,602	41,262
Deferred income taxes	21,039	20,222
Income taxes payable	18,645	—
Other current liabilities	201,475	181,718
Current portion of long-term debt	44	67
Total current liabilities	2,845,942	2,423,010

Long-term debt, less current portion	1,396,488	1,396,141
Deferred income taxes	61,789	80,713
Other liabilities	194,551	201,023

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
102,393,366 as of September 30, 2014, and
105,939,766 as of December 31, 2013	1,024	1,059
Additional paid-in capital	1,168,741	1,118,929
Retained earnings	806,641	846,333
Total shareholders’ equity	1,976,406	1,966,321

Total liabilities and shareholders’ equity	$6,475,176	$6,067,208
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

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$1,876,872	$1,728,025	$5,451,903	$5,028,003
Cost of goods sold, including warehouse and distribution expenses	908,671	848,862	2,655,109	2,478,302
Gross profit	968,201	879,163	2,796,794	2,549,701

Selling, general and administrative expenses	624,433	578,783	1,829,432	1,701,976
Operating income	343,768	300,380	967,362	847,725

Other income (expense):
Interest expense	(12,983)	(13,295)	(39,211)	(36,162)
Interest income	551	514	1,688	1,460
Other, net	982	690	2,237	2,022
Total other expense	(11,450)	(12,091)	(35,286)	(32,680)

Income before income taxes	332,318	288,289	932,076	815,045
Provision for income taxes	115,321	101,800	335,572	297,100
Net income	$216,997	$186,489	$596,504	$517,945

Earnings per share-basic:
Earnings per share	$2.10	$1.72	$5.67	$4.71
Weighted-average common shares outstanding – basic	103,498	108,307	105,146	110,034

Earnings per share-assuming dilution:
Earnings per share	$2.06	$1.69	$5.58	$4.63
Weighted-average common shares outstanding – assuming dilution	105,222	110,193	106,945	111,885

See accompanying Notes to condensed consolidated financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$596,504	$517,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	143,515	136,071
Amortization of debt discount and issuance costs	1,563	1,526
Excess tax benefit from stock options exercised	(32,296)	(25,195)
Deferred income taxes	(18,108)	8,501
Share-based compensation programs	17,424	16,485
Other	3,801	4,635
Changes in operating assets and liabilities:
Accounts receivable	(26,167)	(24,489)
Inventory	(142,880)	(88,206)
Accounts payable	352,533	146,413
Income taxes payable	51,043	18,842
Other	36,022	7,320
Net cash provided by operating activities	982,954	719,848

Investing activities:
Purchases of property and equipment	(317,157)	(299,511)
Proceeds from sale of property and equipment	2,304	1,101
Payments received on notes receivable	2,770	3,905
Net cash used in investing activities	(312,083)	(294,505)

Financing activities:
Proceeds from the issuance of long-term debt	—	299,976
Payment of debt issuance costs	—	(2,967)
Principal payments on capital leases	(54)	(207)
Repurchases of common stock	(687,154)	(687,162)
Excess tax benefit from stock options exercised	32,296	25,195
Net proceeds from issuance of common stock	51,006	54,702
Net cash used in financing activities	(603,906)	(310,463)

Net increase in cash and cash equivalents	66,965	114,880
Cash and cash equivalents at beginning of the period	231,318	248,128
Cash and cash equivalents at end of the period	$298,283	$363,008

Supplemental disclosures of cash flow information:
Income taxes paid	$308,029	$271,898
Interest paid, net of capitalized interest	47,173	44,060
See accompanying Notes to condensed consolidated financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2014

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and its subsidiaries (the "Company" or "O'Reilly") have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of September 30, 2014, and December 31, 2013, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company’s senior notes are included in “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach. The fair values as of September 30, 2014, and December 31, 2013, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.875% Senior Notes due 2021	$497,788	$548,188	$497,525	$524,434
4.625% Senior Notes due 2021	$299,637	$325,432	$299,598	$310,141
3.800% Senior Notes due 2022	$299,084	$307,882	$299,011	$290,453
3.850% Senior Notes due 2023	$299,979	$307,859	$299,976	$289,362

The accompanying Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from vendors and accounts payable. Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 3 – LONG-TERM DEBT

The following table identifies the amounts included in "Current portion of long-term debt" and "Long-term debt, less current portion" on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Revolving Credit Facility	$—	$—
4.875% Senior Notes due 2021(1), effective interest rate of 4.967%	497,788	497,525
4.625% Senior Notes due 2021(2), effective interest rate of 4.648%	299,637	299,598
3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	299,084	299,011
3.850% Senior Notes due 2023(4), effective interest rate of 3.851%	299,979	299,976
Capital leases	44	98
Total debt and capital lease obligations	1,396,532	1,396,208
Current portion of long-term debt	44	67
Long-term debt, less current portion	$1,396,488	$1,396,141

(1)	Net of unamortized discount of $2.2 million as of September 30, 2014, and $2.5 million as of December 31, 2013.

(2)	Net of unamortized discount of $0.4 million as of September 30, 2014, and $0.4 million as of December 31, 2013.

(3)	Net of unamortized discount of $0.9 million as of September 30, 2014, and $1.0 million as of December 31, 2013.

(4)	Net of unamortized discount of less than $0.1 million as of September 30, 2014, and December 31, 2013.

Unsecured revolving credit facility:
In January of 2011, and as amended in September of 2011 and July of 2013, the Company entered into a credit agreement (the "Credit Agreement") for a five-year $600 million unsecured revolving credit facility (the "Revolving Credit Facility") arranged by Bank of America, N.A., which is scheduled to mature in July of 2018. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility. As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million. As of September 30, 2014, and December 31, 2013, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $47.8 million and $51.7 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts. As of September 30, 2014, and December 31, 2013, the Company had no outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin for Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions. As of September 30, 2014, based upon the Company's credit ratings, its margin for Base Rate loans was 0.000%, its margin for Eurodollar Rate loans was 0.975% and its facility fee was 0.150%.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.25 times through December 31, 2014, and 2.50 times thereafter through maturity, and a maximum consolidated leverage ratio of 3.00 times through maturity. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and stock-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of September 30, 2014, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:
The Company has issued $1.4 billion aggregate principal amount of unsecured senior notes due between 2021 and 2023 with United Missouri Bank, N.A. ("UMB") as trustee. Interest on the unsecured notes of 3.800% to 4.875% is payable biannually and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees the Company’s obligations under the Company’s Revolving Credit Facility or certain other debt of the Company or any of the Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the subsidiary guarantor’s guarantee under the Company’s Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all of the property of, the subsidiary guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by the Company and the Company has no independent assets or operations other than those of its subsidiaries. The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries. Neither the Company, nor any of its Subsidiary Guarantors, are subject to any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of September 30, 2014.

NOTE 4 – WARRANTIES

The Company provides warranties on certain merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties. The risk of loss arising from warranty claims is typically the obligation of the Company's vendors. Certain vendors provide upfront allowances to the Company in lieu of accepting the obligation for warranty claims. For this merchandise, when sold, the Company bears the risk of loss associated with the cost of warranty claims. Differences between vendor allowances received by the Company in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to cost of sales. Estimated warranty costs are based on the historical failure rate of each individual product line. The Company's historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims. The Company's product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013.

The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine months ended September 30, 2014 (in thousands):

Balance at December 31, 2013	$33,386
Warranty claims	(39,635)
Warranty accruals	40,763
Balance at September 30, 2014	$34,514

NOTE 5 – SHARE REPURCHASE PROGRAM

Under the Company's share repurchase program, as approved by the Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company and its Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 5, 2014, the Company's Board of Directors approved a resolution to increase the cumulative authorization amount by an additional $500 million and, as announced on August 13, 2014, the Company's Board of Directors approved a resolution to increase the cumulative authorization amount by an additional $500 million to $4.5 billion. The additional $500 million authorizations are each effective for three-year periods, which began on February 5, 2014, and August 13, 2014, respectively.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Shares repurchased	2,542	1,534	4,564	6,548
Average price per share	$152.42	$120.71	$150.55	$104.93
Total investment	$387,461	$185,226	$687,086	$687,064

As of September 30, 2014, the Company had $458.6 million remaining under its share repurchase program. Subsequent to the end of the third quarter and through November 7, 2014, the Company repurchased an additional 1.1 million shares of its common stock under its share repurchase program, at an average price of $151.05, for a total investment of $172.3 million. The Company has repurchased a total of 46.3 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through November 7, 2014, at an average price of $90.99, for a total aggregate investment of $4.2 billion.

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

The table below identifies stock option activity under these plans during the nine months ended September 30, 2014:

	Shares (in thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2013	5,227	$54.11
Granted	292	141.91
Exercised	(943)	46.10
Forfeited	(202)	85.38
Outstanding at September 30, 2014	4,374	$60.25
Exercisable at September 30, 2014	2,882	$41.37

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.

•

•	Expected life - Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount by which the Company’s stock price has historically fluctuated.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for stock options awarded during the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014		2013
Risk free interest rate	1.60%		0.89%
Expected life	5.3	Years	5.1	Years
Expected volatility	25.0%		32.0%
Expected dividend yield	—%		—%

The Company’s forfeiture rate is the estimated percentage of options awarded that are expected to be forfeited or canceled prior to becoming fully vested. The Company’s estimate is evaluated periodically and is based upon historical experience at the time of evaluation and reduces expense ratably over the vesting period or the minimum required service period.

The following table summarizes activity related to stock options awarded by the Company for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Compensation expense for stock options awarded	$4,184	$4,341	$13,978	$13,579
Income tax benefit from compensation expense related to stock options	1,548	1,656	5,173	5,180

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2014, was $36.86 compared to $29.76 for the nine months ended September 30, 2013. The remaining unrecognized compensation expense related to unvested stock option awards at September 30, 2014, was $29.4 million and the weighted-average period of time over which this cost will be recognized is 2.3 years.

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

The table below summarizes activity related to the Company’s other share-based compensation and benefit plans for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Compensation expense for shares issued under the ESPP	$451	$442	$1,332	$1,273
Income tax benefit from compensation expense related to shares issued under the ESPP	167	169	493	486
Compensation expense for restricted shares awarded	652	527	2,114	1,633
Income tax benefit from compensation expense related to restricted awards	241	201	782	623

NOTE 7 – EARNINGS PER SHARE

The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator (basic and diluted):
Net income	$216,997	$186,489	$596,504	$517,945

Denominator:
Denominator for basic earnings per share - weighted-average shares	103,498	108,307	105,146	110,034
Effect of stock options (1)	1,724	1,886	1,799	1,851
Denominator for diluted earnings per share - weighted-average shares	105,222	110,193	106,945	111,885

Earnings per share:
Earnings per share-basic	$2.10	$1.72	$5.67	$4.71
Earnings per share-assuming dilution	$2.06	$1.69	$5.58	$4.63

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	257	190	328	639
Weighted-average exercise price per share of antidilutive stock options (1)	$141.77	$106.40	$139.13	$98.77

(1)	See Note 6 for further discussion on the terms of the Company's share-based compensation plans.

For the three and nine months ended September 30, 2014 and 2013, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

Subsequent to the end of the third quarter and through November 7, 2014, the Company repurchased 1.1 million shares of its common stock, at an average price of $151.05, for a total investment of $172.3 million.

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

The Company received a subpoena from the District Attorney of the County of Alameda, along with other environmental prosecutorial offices in the state of California, seeking documents and information related to the handling, storage and disposal of hazardous waste. Management has an ongoing and open dialogue with these agencies regarding this matter and is cooperating fully with the request; however, at this time a prediction of the ultimate outcome of these efforts cannot be determined.

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

Under Delaware law, the charter documents of the CSK entities, and certain indemnification agreements, CSK may have certain indemnification obligations. As a result of the CSK acquisition, O’Reilly has incurred legal fees and costs related to these potential indemnification obligations arising from the litigation commenced by the Department of Justice and SEC against CSK’s former employees. Whether those legal fees and costs are covered by CSK’s insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time. O’Reilly has a remaining reserve, with respect to the indemnification obligations of $12.1 million at September 30, 2014, which relates to the payment of those legal fees and costs already incurred. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period. However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). Under ASU 2014-09, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. ASU 2014-09 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including periods within that reporting period, and can be adopted either retrospectively or as a cumulative effect adjustment at the date of adoption, with early adoption not permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2017; the Company is in the process of evaluating the potential future impact, if any, of ASU 2014-09 on its consolidated financial position, results of operations and cash flows.

In August of 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)" ("ASU 2014-15"). ASU 2014-15 will require management to assess an entity's ability to continue as a going concern for each annual and interim reporting period and to provide related footnote disclosure in circumstances in which substantial doubt exists. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early application permitted. The Company will apply this guidance beginning with its annual period ending December 31, 2016; the application of this guidance affects disclosure only and, therefore, it is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

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
•our results of operations for the three and nine months ended September 30, 2014 and 2013;

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

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets. We plan to open 200 net, new stores in 2014, and 205 net, new stores in 2015. We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains. We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing credit facility. During the three months ended September 30, 2014, we opened 57 stores and closed three stores. During the nine months ended September 30, 2014, we opened 150 stores and closed five stores and, as of that date, operated 4,311 stores in 43 states.

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

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age - The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by the Automotive Aftermarket Industry Association (“AAIA”), the total number of registered vehicles has increased 6% over the past decade, from 235 million light vehicles in 2003 to 249 million light vehicles in 2013. Annual new light vehicle registrations have increased in recent years, reaching 15.4 million registered vehicles in 2013, up from 10.4 million registrations in 2009 and the seasonally adjusted annual rate (the "SAAR") of sales of light vehicles in the U.S. increased to approximately 16 million as of September 30, 2014, contributing to the growth in the total number of registered vehicles on the road. In addition, during the past decade, vehicle scrappage rates remained relatively stable, ranging from just 5.2% to 5.7% annually. The stable scrappage rates over the past decade have contributed to an increase in the average age of the U.S. vehicle population over that period, growing 16%, from 9.7 years in 2003 to 11.3 years in 2013. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles which are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. As the U.S. economy recovers, we believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment - Unemployment, underemployment, the threat of future joblessness and the continued uncertainty surrounding the overall economic health of the U.S. have had a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment could continue to impede the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. However, as of September 30, 2014, the U.S. unemployment rate decreased to 5.9%, its lowest rate in over six years. We believe that as the economy continues to recover, total employment should increase and we would expect to see a corresponding increase in commuter traffic as unemployed individuals return to work. Aided by the anticipated increase in commuter miles, we believe overall annual U.S. miles driven should return to a period of annual growth, resulting in continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

RESULTS OF OPERATIONS

Sales:
Sales for the three months ended September 30, 2014, increased $149 million to $1.88 billion from $1.73 billion for the same period one year ago, representing an increase of 9%. Sales for the nine months ended September 30, 2014, increased $424 million to $5.45 billion from $5.03 billion for the same period one year ago, representing an increase of 8%. Comparable store sales for stores open at least one year increased 6.2% and 4.6% for the three months ended September 30, 2014 and 2013, respectively. Comparable store sales for stores open at least one year increased 5.9% and 3.9% for the nine months ended September 30, 2014 and 2013, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members.

The following table presents the components of the increase in sales for the three and nine months ended September 30, 2014 (in millions):

	Increase in Sales for the Three Months Ended September 30, 2014, Compared to the Same Period in 2013	Increase in Sales for the Nine Months Ended September 30, 2014, Compared to the Same Period in 2013
Store sales:
Comparable store sales	$105	$289
Non-comparable store sales:
Sales for stores opened throughout 2013, excluding stores open at least one year that are included in comparable store sales	17	87
Sales in 2013 for stores that have closed	(1)	(4)
Sales for stores opened throughout 2014	26	47
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	2	5
Total increase in sales	$149	$424

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

Our comparable store sales increases for the three and nine months ended September 30, 2014, were driven by increases in average ticket values and customer transaction counts for both DIY and professional service provider customers. The improvements in average ticket values were the result of the continued growth of the more costly, hard part categories as a percentage of our total sales. The overall growth in the hard part categories continues to be driven by the increasing cost of replacement parts necessary to maintain the current population of better engineered and more technically advanced vehicles. The increases in professional service provider customer transaction counts were primarily driven by our acquired markets and the continued growth of less mature stores. The increases in DIY transaction counts were driven by our ongoing focus on staffing our stores with knowledgeable parts professionals to assist our DIY customers during high DIY traffic periods, including nights and weekends. Although both DIY and professional service provider customer transaction counts were positive for the three and nine months ended September 30, 2014, both DIY and professional service provider customer transaction counts continue to be negatively impacted by better engineered and more technically advanced vehicles, which have been manufactured in recent years. These vehicles require less frequent repairs and the component parts are more durable and last for longer periods of time; however, when repairs are required, the cost of the replacement parts is, on average, greater.

We opened 54 and 145 net, new stores during the three and nine months ended September 30, 2014, respectively, compared to 48 and 159 net, new stores for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, we operated 4,311 stores in 43 states compared to 4,135 stores in 42 states at September 30, 2013. We anticipate total new store growth to be 200 net, new store openings in 2014, and 205 net, new store openings in 2015.

Gross profit:
Gross profit for the three months ended September 30, 2014, increased to $968 million (or 51.6% of sales) from $879 million (or 50.9% of sales) for the same period one year ago, representing an increase of 10%. Gross profit for the nine months ended September 30, 2014, increased to $2.80 billion (or 51.3% of sales) from $2.55 billion (or 50.7% of sales) for the same period one year ago, representing an increase of 10%. The increase in gross profit dollars for the three and nine months ended September 30, 2014, was primarily a result of the increase in comparable store sales at existing stores and sales from new stores. The increase in gross profit as a percentage of sales for the three months ended September 30, 2014, was primarily due to product acquisition cost improvements, a lesser impact from non-cash LIFO charges resulting from continued product acquisition cost reductions and a greater benefit from capitalized warehouse costs. The increase in gross profit as a percentage of sales for the nine months ended September 30, 2014, was primarily due to product acquisition cost improvements, partially offset by the larger year-to-date non-cash LIFO impact resulting from continued product acquisition cost reductions. Acquisition cost improvements are the result of our ongoing negotiations with our vendors to improve our inventory purchase costs. As previously discussed, during the third quarter of 2013, we depleted our LIFO reserve due to acquisition cost improvements we realized over time. Our policy is to not write up inventory in excess of replacement cost and, accordingly, we are effectively valuing our inventory at replacement cost. During the three and nine months ended September 30, 2014, our LIFO cost was written down by approximately $6 million and $34 million, respectively, to reflect replacement cost. The increase in capitalized distribution costs is the result of a larger increase in inventory levels during the current period compared to the same period in the prior year. The increase in inventory is primarily attributable to our distribution center expansion projects.

Selling, general and administrative expenses:
Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2014, increased to $624 million (or 33.3% of sales) from $579 million (or 33.5% of sales) for the same period one year ago, representing an increase of 8%. SG&A for the nine months ended September 30, 2014, increased to $1.83 billion (or 33.6% of sales) from $1.70 billion (or 33.8% of sales) for the same period one year ago, representing an increase of 7%. The increases in total SG&A dollars for the three and nine months ended September 30, 2014, were primarily the result of additional Team Members, facilities and vehicles to support our increased store count. The decreases in SG&A as a percentage of sales for the three and nine months ended September 30, 2014, were primarily the result of increased leverage of store occupancy costs on strong comparable store sales results.

Operating income:
As a result of the impacts discussed above, operating income for the three months ended September 30, 2014, increased to $344 million (or 18.3% of sales) from $300 million (or 17.4% of sales) for the same period one year ago, representing an increase of 14%. Operating income for the nine months ended September 30, 2014, increased to $967 million (or 17.7% of sales) from $848 million (or 16.9% of sales) for the same period one year ago, representing an increase of 14%.

Other income and expense:
Total other expense for the three months ended September 30, 2014, decreased to $11 million (or 0.6% of sales), from $12 million (or 0.7% of sales) for the same period one year ago, representing an decrease of 5%. Total other expense for the nine months ended September 30, 2014, increased to $35 million (or 0.6% of sales) from $33 million (or 0.6% of sales) for the same period one year ago, representing an increase of 8%. The decrease in total other expense during the three months ended September 30, 3014, was primarily the result of increased capitalized interest during the current period. The increase in total other expense during the nine months ended September 30, 2014, was primarily the result of increased interest expense on higher average outstanding borrowings.

Income taxes:
Our provision for income taxes for the three months ended September 30, 2014, increased to $115 million (or 6.1% of sales) from $102 million (or 5.9% of sales) for the same period one year ago, representing an increase of 13%. Our provision for income taxes for the nine months ended September 30, 2014, increased to $336 million (or 6.2% of sales) from $297 million (or 5.9% of sales) for the same period one year ago, representing an increase of 13%. Our effective tax rate for the three months ended September 30, 2014, was 34.7% of income before income taxes compared to 35.3% for the same period one year ago. Our effective tax rate for the nine months ended September 30, 2014, was 36.0% of income before income taxes compare to 36.5% for the same period one year ago. The increases in our provision for income taxes for the three and nine months ended September 30, 2014, were primarily the result of higher taxable income in the current period, driven by our strong operating results. The decreases in our effective tax rates for the three and nine months ended September 30, 2014, were primarily due to increased benefits from employment tax credits in the current periods.

Net income:
As a result of the impacts discussed above, net income for the three months ended September 30, 2014, increased to $217 million (or 11.6% of sales), from $186 million (or 10.8% of sales) for the same period one year ago, representing an increase of 16%. As a result of the impacts discussed above, net income for the nine months ended September 30, 2014, increased to $597 million (or 10.9% of sales) from $518 million (or 10.3% of sales) for the same period one year ago, representing an increase of 15%.

Earnings per share:
Our diluted earnings per common share for the three months ended September 30, 2014, increased 22% to $2.06 on 105 million shares from $1.69 on 110 million shares for the same period one year ago. Our diluted earnings per common share for the nine months ended September 30, 2014, increased 21% to $5.58 on 107 million shares versus $4.63 for the same period one year ago on 112 million shares.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 (in thousands):

	For the Nine Months Ended September 30,
Liquidity	2014	2013
Total cash provided by (used in):
Operating activities	$982,954	$719,848
Investing activities	(312,083)	(294,505)
Financing activities	(603,906)	(310,463)
Increase in cash and cash equivalents	$66,965	$114,880

Capital expenditures	$317,157	$299,511
Free cash flow (1)	665,797	420,337

(1)	Calculated as net cash provided by operating activities, less capital expenditures for the period.

Operating activities:
The increase in net cash provided by operating activities during the nine months ended September 30, 2014, compared to the same period in 2013, was primarily due to larger increases in net income, income taxes payable (adjusted for the effect of non-cash change in deferred income taxes and the excess tax benefit from stock options exercised) and accrued payroll-related liabilities and a greater decrease in net inventory investment in the current period as compared to the same period in the prior year. Net inventory investment reflects our investment in inventory, net of the amount of accounts payable to vendors. Our accounts payable to inventory ratio was 95.7% and 86.6% at September 30, 2014, and December 31, 2013, respectively, versus 87.8% and 84.7% at September 30, 2013, and December 31, 2012, respectively. The larger increase in our accounts payable to inventory ratio was driven by continued strong vendor support. The larger increase in income taxes payable, adjusted for the non-cash impacts discussed above, was primarily the result of a prepaid tax position at the end of 2013 versus a payable position at the end of 2012. The increase in accrued payroll-related liabilities during the period, as compared to the same period in the prior year, was due to the timing of payments under certain benefit plans.

Investing activities:
The increase in net cash used in investing activities during the nine months ended September 30, 2014, compared to the same period in 2013, was primarily the result of an increase in capital expenditures during the current period related to the mix of owned versus leased new store projects as compared to the same period in the prior year.

Financing activities:
The increase in net cash used in financing activities during the nine months ended September 30, 2014, compared to the same period in 2013, was primarily attributable to the net proceeds from the issuance of long-term debt in the prior period.

Unsecured revolving credit facility:
In January of 2011, and as amended in September of 2011 and July of 2013, we entered into a credit agreement (the "Credit Agreement") for a five-year $600 million unsecured revolving credit facility (the "Revolving Credit Facility") arranged by Bank of America, N.A., which is scheduled to mature in July of 2018. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility. As described in the Credit Agreement governing the Revolving Credit Facility, we may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million. As of September 30, 2014, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $48 million, reducing the aggregate availability under the Revolving Credit Facility by that amount. As of September 30, 2014, we had no outstanding borrowings under the Revolving Credit Facility.

Senior Notes:
We have issued $1.4 billion aggregate principal amount of unsecured senior notes due between 2021 and 2023 with United Missouri Bank, N.A. ("UMB") as trustee. Interest on the unsecured senior notes of 3.800% to 4.875% is payable biannually and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of our subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees our obligations under our Revolving Credit Facility or certain of our other debt or any of our Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the subsidiary guarantor’s guarantee under our Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all the property of, the subsidiary guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by us and we have no independent assets or operations other than those of our subsidiaries. Our only direct or indirect subsidiaries that would not be Subsidiary Guarantors would be minor subsidiaries. Neither we, nor any of our Subsidiary Guarantors, are subject to any material or significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of our senior notes is subject to certain customary covenants, with which we complied as of September 30, 2014.

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

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.25 times through December 31, 2014, and 2.50 times thereafter through maturity, and a maximum consolidated leverage ratio of 3.00 times through maturity. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and stock-based compensation expense (“EBITDAR”). Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of credit extensions, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from our lenders. We had a consolidated fixed charge coverage ratio of 5.24 times and 4.95 times as of September 30, 2014 and 2013, respectively, and a consolidated leverage ratio of 1.77 times and 1.94 times as of September 30, 2014 and 2013, respectively, remaining in compliance with all covenants related to the borrowing arrangements. Under our current financing plan, we have targeted an adjusted debt to EBITDAR ratio range of 2.00 times to 2.25 times.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended September 30, 2014 and 2013 (dollars in thousands):

	For the Twelve Months Ended September 30,
	2014	2013
GAAP net income	$748,851	$650,747
Add: Interest expense	52,123	47,640
Rent expense	260,010	252,210
Provision for income taxes	427,122	376,975
Depreciation expense	190,680	180,714
Amortization benefit	(56)	(33)
Non-cash share-based compensation	22,661	21,935
Non-GAAP EBITDAR	$1,701,391	$1,530,188

Interest expense	$52,123	$47,640
Capitalized interest	12,665	9,285
Rent expense	260,010	252,210
Total fixed charges	$324,798	$309,135

Consolidated fixed charge coverage ratio	5.24	4.95

GAAP debt	$1,396,532	$1,396,099
Stand-by letters of credit	47,782	52,481
Discount on senior notes	3,512	4,015
Six-times rent expense	1,560,060	1,513,260
Non-GAAP adjusted debt	$3,007,886	$2,965,855

Consolidated leverage ratio	1.77	1.94

Free cash flow, the consolidated fixed charge coverage ratio and consolidated leverage ratio discussed and presented in the tables above are not derived in accordance with United States generally accepted accounting principles ("GAAP"). We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of our free cash flow, consolidated fixed charge coverage ratio and consolidated leverage ratio provides meaningful supplemental information to both management and investors and reflects the required covenants under our credit agreement. We include these items in judging our performance and believe this non-GAAP information is useful to investors as well. Material limitations of these non-GAAP measures are that such measures do not reflect actual GAAP amounts. We compensate for such limitations by presenting, in the tables above, a reconciliation to the most directly comparable GAAP measures.

Share repurchase program:
Under our share repurchase program, as approved by our Board of Directors, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 5, 2014, our Board of Directors approved a resolution to increase the cumulative authorization amount by an additional $500 million and, as announced on August 13, 2014, our Board of Directors approved a resolution to increase the cumulative authorization amount by an additional $500 million to $4.5 billion. The additional $500 million authorizations are each effective for three-year periods, which began on February 5, 2014, and August 13, 2014, respectively.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Shares repurchased	2,542	1,534	4,564	6,548
Average price per share	$152.42	$120.71	$150.55	$104.93
Total investment	$387,461	$185,226	$687,086	$687,064

As of September 30, 2014, we had $459 million remaining under our share repurchase program. Subsequent to the end of the third quarter and through November 7, 2014, we repurchased an additional 1.1 million shares of our common stock under our share repurchase program, at an average price of $151.05, for a total investment of $172 million. We have repurchased a total of 46.3 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through November 7, 2014, at an average price of $90.99, for a total aggregate investment of $4.2 billion.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). Under ASU 2014-09, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. ASU 2014-09 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including periods within that reporting period, and can be adopted either retrospectively or as a cumulative effect adjustment at the date of adoption, with early adoption not permitted. We will adopt this guidance beginning with our first quarter ending March d31, 2017; we are in the process of evaluating the potential future impact, if any, of ASU 2014-09 on our consolidated financial position, results of operations and cash flows.

In August of 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)" ("ASU 2014-15"). ASU 2014-15 will require management to assess an entity's ability to continue as a going concern for each annual and interim reporting period and to provide related footnote disclosure in circumstances in which substantial doubt exists. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early application permitted. We will apply this guidance beginning with our annual period ending December 31, 2016; the application of this guidance affects disclosure only and, therefore, it is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. As of September 30, 2014, we had no outstanding borrowings under our Revolving Credit Facility.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of September 30, 2014, our cash and cash equivalents totaled $298 million.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the fiscal quarter ending September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company received a subpoena from the District Attorney of the County of Alameda, along with other environmental prosecutorial offices in the state of California, seeking documents and information related to the handling, storage and disposal of hazardous waste. Management has an ongoing and open dialogue with these agencies regarding this matter and is cooperating fully with the request; however, at this time a prediction of the ultimate outcome of these efforts cannot be determined.

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

Under Delaware law, the charter documents of the CSK entities and certain indemnification agreements, CSK may have certain indemnification obligations. As a result of the CSK acquisition, O’Reilly has incurred legal fees and costs related to these potential indemnification obligations arising from the litigation commenced by the Department of Justice and SEC against CSK’s former employees. Whether those legal fees and costs are covered by CSK’s insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time. O’Reilly has a remaining reserve, with respect to the indemnification obligations of $12 million at September 30, 2014, which relates to the payment of those legal fees and costs already incurred. It is possible that in a particular quarter or annual period the Company’s results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period. However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

As of September 30, 2014, there have been no material changes in our risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three or nine months ended September 30, 2014. The following table identifies all repurchases during the three months ended September 30, 2014, of any of our securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of us or any affiliated purchaser (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
July 1, 2014, through July 31, 2014	903	$151.08	903	$209,722
August 1, 2014, through August 31, 2014	886	152.03	886	575,014
September 1, 2014, through September 30, 2014	753	154.48	753	458,648
Total as of September 30, 2014	2,542	$152.42	2,542

(1)
Under our share repurchase program, as approved by our Board of Directors, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 5, 2014, our Board of Directors approved a resolution to increase the cumulative authorization amount by an additional $500 million and, as announced on August 13, 2014, our Board of Directors approved a resolution to increase the cumulative authorization amount by an additional $500 million to $4.5 billion. The additional $500 million authorizations are each effective for three-year periods, which began on February 5, 2014, and August 13, 2014, respectively. The current authorization under the share repurchase program is scheduled to expire on August 13, 2017. No other share repurchase programs existed during the three or nine months ended September 30, 2014.

Subsequent to the end of the third quarter and through November 7, 2014, we repurchased an additional 1.1 million shares of our common stock under our share repurchase program, at an average price of $151.05, for a total investment of $172 million. We have repurchased a total of 46.3 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through November 7, 2014, at an average price of $90.99, for a total aggregate investment of $4.2 billion.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated August 13, 2014, is incorporated herein by this reference.
10.1 (a)	Form of Change of Control Agreement between O'Reilly Automotive, Inc. ("O'Reilly") and certain O'Reilly Executive Officers, filed herewith.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
(a)	Management contract or compensatory plan or agreement.
*	Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O'REILLY AUTOMOTIVE, INC.

November 7, 2014	/s/ Greg Henslee
Date	Greg Henslee
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2014	/s/ Thomas McFall
Date	Thomas McFall
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated August 13, 2014, is incorporated herein by this reference.
10.1 (a)	Form of Change of Control Agreement between O'Reilly Automotive, Inc. ("O'Reilly") and certain O'Reilly Executive Officers, filed herewith.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
(a)	Management contract or compensatory plan or agreement.
*	Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K.