Form 10-K
period 2014-12-31
O REILLY AUTOMOTIVE INC
filed 2015-02-27
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 23, 2015, an aggregate of 101,648,745 shares of common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was $16,064,770,732 based on the last sale price of the common stock reported by The NASDAQ Global Select Market.

At June 30, 2014, an aggregate of 104,656,509 shares of the common stock of the registrant was outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Company was $12,733,033,768 based on the last price of the common stock reported by The NASDAQ Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, are incorporated by reference into Part III.

O'Reilly Automotive, Inc.
Form 10-K
For the Year Ended December 31, 2014

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "estimate," "may," "could," "will," "believe," "expect," "would," "consider," "should," "anticipate," "project," "plan," "intend" or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the economy in general, inflation, product demand, the market for auto parts, competition, weather, risks associated with the performance of acquired businesses, our ability to hire and retain qualified employees, consumer debt levels, our increased debt levels, credit ratings on public debt, governmental regulations, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the "Risk Factors" section of this annual report on Form 10-K for the year ended December 31, 2014, for additional factors that could materially affect our financial performance. Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I

Item 1. Business

GENERAL INFORMATION

O'Reilly Automotive, Inc. and its subsidiaries, collectively "we," "O'Reilly," or the "Company," is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself ("DIY") and professional service provider customers, our "dual market strategy". The business was founded in 1957 by Charles F. O'Reilly and his son, Charles H. ''Chub'' O'Reilly, Sr. and initially operated from a single store in Springfield, Missouri. Our common stock has traded on The NASDAQ Global Select Market under the symbol "ORLY" since April 22, 1993.

At December 31, 2014, we operated 4,366 stores in 43 states. Our stores carry an extensive product line, including the products identified below:

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

See the "Risk Factors" section of Item 1A of this annual report on Form 10-K for a description of certain risks relevant to our business. These risk factors include, among others, deteriorating economic conditions, competition in the automotive aftermarket business, our sensitivity to regional economic and weather conditions, future growth assurance, our dependence upon key and other personnel, our relationships with key suppliers and availability of key products, our acquisition strategies, complications in our distribution centers ("DCs"), failure to achieve high levels of services and products, unanticipated fluctuations in our quarterly results, the volatility of the market price of our common stock, our increased debt levels, a downgrade in our credit ratings, data security, and environmental legislation and other regulations.

OUR BUSINESS

Our goal is to continue to achieve growth in sales and profitability by capitalizing on our competitive advantages and executing our growth strategy. We remain confident in our ability to continue to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O'Reilly values, including customer service and expense control. Our intent is to be the dominant auto parts provider in all the markets we serve, by providing superior customer service and significant value to both DIY and professional service provider customers.

Competitive Advantages

We believe our effective dual market strategy, superior customer service, technically proficient store personnel, strategic distribution systems and experienced management team make up our key competitive advantages which cannot be easily duplicated.

Proven Ability to Execute Our Dual Market Strategy:
For more than 35 years, we have established a track record of effectively serving, at a high level, both DIY and professional service provider customers. We believe our proven ability to effectively execute a dual market strategy is a unique competitive advantage. The execution of this strategy enables us to better compete by targeting a larger base of consumers of automotive aftermarket parts, capitalizing on our existing retail and distribution infrastructure, operating profitably in both large markets and less densely populated geographic areas that typically attract fewer competitors, and enhancing service levels offered to DIY customers through the offering of a broad inventory and the extensive product knowledge required by professional service providers.

In 2014, we derived approximately 58% of our sales from our DIY customers and approximately 42% of our sales from our professional service provider customers. We believe we will continue to increase our sales to professional service provider customers at a faster pace than the increase in our sales to DIY customers due to the more fragmented nature of the professional service provider business, which offers a greater opportunity for consolidation, the opportunities for growth in our less mature markets, and our systems, knowledge and experience serving the professional service provider side of the automotive aftermarket, supported by our approximately 700 full-time sales staff dedicated solely to calling upon and servicing the professional service provider customer. We believe we will continue to have a competitive advantage on the professional service provider portion of our business over our competitors who do not have the same historical track record of serving the professional service provider. We will also continue to expand and enhance the level of offerings focused on the growth of our DIY business and will continue to execute our proven dual market strategy.

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

We seek to attract new DIY and professional service provider customers and to retain existing customers by offering superior customer service, the key elements of which are identified below:

•	superior in-store service through highly-motivated, technically-proficient store personnel ("Professional Parts People")

•	an extensive selection and availability of products

•	attractive stores in convenient locations

•	competitive pricing, supported by a good, better, best product assortment designed to meet all of our customers' quality and value preferences

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

Strategic Regional Tiered Distribution Network:
We believe our commitment to a robust, regional, tiered distribution network provides superior replenishment and access to hard-to-find parts and enables us to optimize product availability and inventory levels throughout our store network. Our strategic regional tiered distribution network includes DCs and Hub stores. Our inventory management and distribution systems electronically link each of our stores to one or more DCs, which provides for efficient inventory control and management. We currently operate 26 regional DCs, which provide our stores with same-day or overnight access to an average of 146,000 stock keeping units ("SKUs"), many of which are hard-to-find items not typically stocked by other auto parts retailers. To augment our robust DC network, we operate 283 Hub stores that also provide delivery service and same-day access to an average of 41,000 SKUs to other stores within the surrounding area. We believe this timely access to a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

Experienced Management Team:
Our Company philosophy is to "promote from within" and the vast majority of our senior management, district managers and store managers have been promoted from within the Company. We augment this promote from within philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience. We have a strong management team comprised of senior management with 166 professionals who average 18 years of service; 228 corporate managers who average 16 years of service; and 429 district managers who average 12 years of service. Our management team has demonstrated the consistent ability to successfully execute our business plan and growth strategy by generating 22 consecutive years of record revenues and earnings and positive comparable store sales results since becoming a public company in April of 1993.

Growth Strategy

Aggressively Open New Stores:
We intend to continue to consolidate the fragmented automotive aftermarket. During 2014, we opened 200 net, new stores and we plan to open approximately 205 net, new stores in 2015, which will increase our penetration in existing markets and allow for expansion into new, contiguous markets. The sites for these new stores have been identified, and to date, we have not experienced significant difficulties in locating suitable sites for construction of new stores or identifying suitable acquisition targets for conversion to O'Reilly stores. We typically open new stores by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory, (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store, or (iii) purchasing multi-store chains. New store sites are strategically located in clusters within geographic areas that complement our distribution network in order to achieve economies of scale in management, advertising and distribution. Other key factors we consider in the site selection process include population density and growth patterns, demographic lifestyle segmentation, age and per capita income, vehicle traffic counts, number and type of existing automotive repair facilities, competing auto parts stores within a predetermined radius, and the operational strength of such competitors.

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

Continually Enhance Store Design and Location:
Our current prototype store design features enhancements such as optimized square footage, higher ceilings, more convenient interior store layouts, improved in-store signage, brighter lighting, increased parking availability and dedicated counters to serve professional service providers, each designed to increase sales and operating efficiencies and enhance overall customer service. We continually update the location and condition of our store network through systematic renovation and relocation of our existing stores to enhance store performance. During 2014, we relocated 29 stores and renovated 58 stores. We believe that our ability to consistently achieve growth in same store sales is due in part to our commitment to maintaining an attractive store network, which is strategically located to best serve our customers.

Continually Enhance the Growth and Functionality of Our E-Commerce Website:
Our user-friendly website, www.oreillyauto.com, allows our customers to search product and repair content, check the in-store availability of our products, and place orders for either home delivery or in-store pickup. We continue to enhance the functionality of our website to provide our customers with a friendly and convenient shopping experience, as well as a robust product and repair content information resource, which will continue to build the O'Reilly Brand.

Team Members

As of January 31, 2015, we employed 67,926 Team Members (33,779 full-time Team Members and 34,147 part-time Team Members), of whom 57,887 were employed at our stores, 7,085 were employed at our DCs and 2,954 were employed at our corporate and regional offices. A union represents 50 stores (569 Team Members) in the Greater Bay Area in California and has for many years. In addition, approximately 61 Team Members who drive over-the-road trucks in two of our DCs are represented by a labor union. Except for these Team Members, our Team Members are not represented by labor unions. Our tradition for 58 years has been to treat all of our Team Members with honesty and respect and to commit significant resources to instill in them our "Live Green" Culture, which emphasizes the importance of each Team Member's contribution to the success of O'Reilly. This focus on professionalism and fairness has created an industry-leading team, and we consider our relations with our Team Members to be excellent.

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

Store Locations and Size:
As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national chain selling primarily to the retail automotive aftermarket. Our stores, on average, carry approximately 23,000 SKUs and average approximately 7,200 total square feet in size. At December 31, 2014, we had a total of approximately 32 million square feet in our 4,366 stores. Our stores are served primarily by the nearest DC, which averages 146,000 SKUs, but also have same-day access to the broad selection of inventory available at one of our 283 Hub stores, which, on average, carry approximately 41,000 SKUs and average approximately 10,000 square feet in size.

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

The following table sets forth the geographic distribution and activity of our stores as of December 31, 2014 and 2013:

	December 31, 2013		2014 Net, New and Acquired Stores		December 31, 2014
State	Store Count	% of Total Store Count	Store Change	% of Total Store Change	Store Count	% of Total Store Count	Cumulative % of Total Store Count
Texas	603	14.5%	12	6.0%	615	14.1%	14.1%
California	498	12.0%	14	7.0%	512	11.7%	25.8%
Missouri	185	4.4%	5	2.5%	190	4.4%	30.2%
Georgia	173	4.2%	5	2.5%	178	4.1%	34.3%
Illinois	159	3.8%	8	4.0%	167	3.8%	38.1%
Tennessee	148	3.6%	5	2.5%	153	3.5%	41.6%
Washington	147	3.5%	4	2.0%	151	3.5%	45.1%
Ohio	130	3.0%	18	9.0%	148	3.4%	48.5%
North Carolina	133	3.2%	8	4.0%	141	3.2%	51.7%
Michigan	120	2.9%	14	7.0%	134	3.1%	54.8%
Arizona	131	3.1%	2	1.0%	133	3.1%	57.9%
Florida	90	2.2%	28	14.0%	118	2.7%	60.6%
Oklahoma	115	2.8%	1	0.5%	116	2.7%	63.3%
Minnesota	112	2.7%	3	1.5%	115	2.6%	65.9%
Alabama	113	2.7%	1	0.5%	114	2.6%	68.5%
Indiana	104	2.5%	5	2.5%	109	2.5%	71.0%
Arkansas	102	2.4%	2	1.0%	104	2.4%	73.4%
Wisconsin	95	2.3%	9	4.5%	104	2.4%	75.8%
Louisiana	96	2.3%	4	2.0%	100	2.3%	78.1%
Colorado	86	2.1%	4	2.0%	90	2.1%	80.2%
South Carolina	78	1.9%	6	3.0%	84	1.9%	82.1%
Kansas	74	1.8%	2	1.0%	76	1.7%	83.8%
Mississippi	72	1.7%	1	0.5%	73	1.7%	85.5%
Iowa	68	1.6%	2	1.0%	70	1.6%	87.1%
Kentucky	67	1.6%	0	0.0%	67	1.5%	88.6%
Utah	57	1.4%	2	1.0%	59	1.4%	90.0%
Oregon	52	1.3%	6	3.0%	58	1.3%	91.3%
Virginia	46	1.1%	8	4.0%	54	1.2%	92.5%
Nevada	50	1.2%	2	1.0%	52	1.2%	93.7%
New Mexico	44	1.1%	1	0.5%	45	1.0%	94.7%
Idaho	34	0.8%	2	1.0%	36	0.8%	95.5%
Maine	35	0.8%	0	0.0%	35	0.8%	96.3%
Nebraska	32	0.7%	3	1.5%	35	0.8%	97.1%
Montana	24	0.6%	3	1.5%	27	0.6%	97.7%
New Hampshire	18	0.4%	0	0.0%	18	0.4%	98.1%
Wyoming	17	0.4%	1	0.5%	18	0.4%	98.5%
North Dakota	13	0.3%	2	1.0%	15	0.3%	98.8%
Alaska	13	0.3%	1	0.5%	14	0.3%	99.1%
Hawaii	12	0.3%	0	0.0%	12	0.3%	99.4%
South Dakota	12	0.3%	0	0.0%	12	0.3%	99.7%
Massachusetts	3	0.1%	4	2.0%	7	0.2%	99.9%
West Virginia	5	0.1%	1	0.5%	6	0.1%	100.0%
Pennsylvania	0	0.0%	1	0.5%	1	—%	100.0%
Total	4,166	100.0%	200	100.0%	4,366	100.0%

Store Layout:
We utilize a computer-assisted store layout system to provide a uniform and consistent retail merchandise presentation and customize our hard-parts inventory assortment to meet the specific needs of a particular market area. Front room merchandise is arranged to provide easy customer access, maximum selling space and to prominently display high-turnover products and accessories to customers. To ensure the best customer experience possible, we have selectively implemented bilingual in-store signage based on the demographics in each store's geographic area. Aisle displays and end caps are used to feature high-demand, seasonal merchandise, new items and advertised specials.

Store Automation:
To enhance store-level operations, customer service and reliability, we use Linux servers and IBM I-Series computer systems in our stores. These systems are linked with the I-Series computers located in each of our DCs. Our point-of-sale system provides immediate access to our electronic catalog, part images, schematics and pricing information by make, model and year of vehicle and uses barcode scanning technology to price our merchandise. This system speeds transaction times, reduces the customer's checkout time, ensures accuracy and provides enhanced customer service. Moreover, our store automation systems capture detailed sales information which assists in store management, strategic planning, inventory control and distribution efficiency.

Management Structure

Each of our stores is staffed with a store manager and one or more assistant managers, in addition to parts specialists, retail and/or installer service specialists and other positions required to meet the specific needs of each store. Each of our 429 district managers has general supervisory responsibility for an average of ten stores, which provides our stores with a strong amount of operational support.

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

We provide financial incentives to all store Team Members through incentive compensation programs. Under our incentive compensation programs, base salary is augmented by incentive compensation based on individual and store sales and profitability. In addition, each of our district managers participates in our stock option and bonus programs, and store managers participate in bonus programs based on their store's performance. We believe our incentive compensation programs significantly increase the motivation and overall performance of our store Team Members and enhance our ability to attract and retain qualified management and other personnel.

Professional Parts People

We believe our highly trained team of Professional Parts People is essential in providing superior customer service to both DIY and professional service provider customers. A significant portion of our business is from professional service provider customers; therefore, our Professional Parts People are required to be highly technically proficient in automotive products. In addition, we have found that the typical DIY customer often seeks assistance from Professional Parts People, particularly when purchasing hard parts. The ability of our Professional Parts People to provide such assistance to the DIY customer creates a favorable impression and is a significant factor in generating repeat DIY business.

We screen prospective Team Members to identify highly motivated individuals who either have experience with automotive parts or repairs, or automotive aptitude. New store Team Members go through a comprehensive orientation focused on the culture of our Company, as well as the requirements for their specific job position. Additionally, during their first year of employment, our parts specialists go through extensive automotive systems and product knowledge training to ensure they are able to provide the highest level of service to our customers. Once all of the required training has been satisfied, our parts specialists become eligible to take the O'Reilly Certified Parts Professional test. Passing the O'Reilly test helps prepare them to become certified by the National Institute for Automotive Service Excellence (ASE).

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

Distribution Systems

We believe that our tiered distribution model provides industry-leading parts availability and store in-stock positions, while lowering our inventory carrying costs and controlling inventory. Moreover, we believe the ongoing, significant capital investments made in our DC network allows us to efficiently service new stores that are planned to open in contiguous market areas as well as servicing our existing store network. Our distribution expansion strategy complements our new store opening strategy by supporting newly established clusters of stores and additional penetration into existing markets in the regions surrounding each DC. As of December 31, 2014, we had a total growth capacity of over 800 stores in our distribution center network.

Distribution Centers:
As of December 31, 2014, we operated 26 DCs comprised of approximately 10.0 million operating square feet (see the "Properties" table in Item 2 of this Form 10-K for a detailed listing of DC operating square footages). Our DCs electronically receive orders from computers located in each of our stores. Our DCs stock an average of 146,000 SKUs and most DCs are linked to and have the ability to access multiple other regional DCs' on-hand inventory. Our DCs provide five-night-a-week delivery, primarily via a Company-owned fleet, to all of our stores in the continental United States. In addition, stores within an individual DC's metropolitan area receive multiple daily deliveries from the DC's "city counter," most of which receive this service seven days per week. Our DCs also provide weekend service not only to stores they service via their city counters, but also to strategic Hub locations, which redistribute to surrounding stores. Our national Hub store network provides additional service throughout the week, and on weekends, to surrounding stores.

As part of our continuing efforts to enhance our distribution network in 2015, we plan to:

•	continue to implement voice picking technology in additional DCs;

•	complete migration to our warehouse management system in our final DC;

•	continue to implement enhanced routing software to further enhance logistics efficiencies;

•	continue to implement labor management software to improve DC productivity and overall operating efficiency;

•	develop further automated paperless picking processes;

•	improve proof of delivery systems to further increase the accuracy of product movement to our stores;

•	continue to define and implement best practices in all DCs; and

•	make proven, return-on-investment based capital enhancements to material handling equipment in DCs including conveyor systems, picking modules and lift equipment.

Hub stores:
We currently operate 283 strategically located Hub stores. In addition to serving DIY and professional service provider customers in their markets, Hub stores also provide delivery service to our other stores within the surrounding area and access to an expanded selection of SKUs on a same-day basis. Our Hub stores average approximately 10,000 square feet and carry an average of 41,000 SKUs.

Products and Purchasing

Our stores offer DIY and professional service provider customers a wide selection of brand name, house brands and private label products for domestic and imported automobiles, vans and trucks. Our merchandise generally consists of nationally recognized, well-advertised, premium name brand products such as AC Delco, Armor All, Bosch, BWD, Cardone, Castrol, Gates Rubber, Monroe, Moog, Pennzoil, Prestone, Quaker State, STP, Turtle Wax, Valvoline, Wagner, and Wix. In addition to name brand products, our stores carry a wide variety of high-quality proprietary private label products under our BestTest®, BrakeBest®, Import Direct®, Master Pro®, Micro-Gard®, Murray®, Omnispark®, O'Reilly Auto Parts®, Precision®, Power Torque®, Super Start®, and Ultima® brands. Our proprietary private label products are produced by nationally recognized manufacturers and meet or exceed original equipment manufacturer specifications and provide a great combination of quality and value – a characteristic important to our DIY customers.

We have no long-term contractual purchase commitments with any of our suppliers, nor have we experienced difficulty in obtaining satisfactory alternative supply sources for automotive parts. We believe that alternative supply sources exist at competitive costs, for substantially all of the automotive products that we sell. It is our policy to take advantage of payment and seasonal purchasing discounts offered by our suppliers and to utilize extended dating terms available from suppliers. We have entered into various programs and arrangements with certain suppliers that provided for extended dating and payment terms for inventory purchases. As a whole, we consider our relationships with our suppliers to be very good.

We purchase automotive products in substantial quantities from over 500 suppliers, the five largest of which accounted for approximately 23% of our total purchases in 2014. Our largest supplier in 2014 accounted for approximately 6% of our total purchases and the next four largest suppliers each accounted for approximately 3% to 5% of our total purchases.

Marketing

Marketing to the DIY Customer:
We use an integrated marketing program, which includes radio, direct mail and newspaper distribution, in-store, online, and social media promotions, and sports and event sponsorships, to aggressively attract DIY customers. The marketing strategy we employ is highly effective and has led to a measurable increase in awareness of the O'Reilly Brand across our geographic footprint. We utilize a combination of brand, product and price messaging to drive retail traffic and purchases, which frequently coincide with key sales events. We also utilize a problem-resolution communication strategy, which encourages vehicle owners to perform regular maintenance on their vehicles, protecting their long-term automotive investment and establishing O'Reilly as their partner for auto parts needs.

To stimulate sales among racing enthusiasts, who we believe individually spend more on automotive products than the general public, we sponsored multiple nationally-televised races and over 1,300 grassroots, local and regional motorsports events throughout 42 states during 2014. We were the title sponsor of two National Association for Stock Car Racing ("NASCAR") National series events in Texas and three National Hot Rod Association ("NHRA") races across the country.

During the fall and winter months, we strategically sponsor National Collegiate Athletic Association ("NCAA") basketball. Our relationships with over 30 NCAA teams and tournaments have resulted in prominently displayed O'Reilly logos on TV-visible signs throughout the season.

We target Spanish speaking auto parts customers through marketing efforts that include the use of Spanish language radio, print, and outdoor advertising, as well as sponsorships of over 45 local and regional festivals and events.

As consumers increasingly turn to the Internet for information and offers, we continue to invest in digital channels to expand the O'Reilly brand presence online and through mobile devices. Search engine optimization strategies are used to drive traffic to our website and popular social media platforms are used to provide excellent customer service through interaction and dialogue with our customers.

In 2014, we continued our O'Reilly O'Rewards® DIY customer loyalty program, with a total of over 12 million customers enrolled. The program provides members with the opportunity to earn points through purchases and other special events and allows members to redeem those points toward coupons, which provide discounts on future merchandise purchases in our stores. The programs allow us to reward our customers for their continued business, as well as enhance engagement with our customers to earn more of their business and target promotions tailored to their specific needs and purchasing patterns.

Marketing to the Professional Service Provider Customer:
We have approximately 700 full-time O'Reilly sales representatives strategically located across our market areas as part of our First Call® program. Each sales representative is dedicated solely to calling upon, selling to and servicing our professional service provider customers. Targeted marketing materials such as flyers, quick reference guides and catalogs are produced and distributed on a regular basis to professional service providers, paint and body shops and fleet customers. Our industry-leading First Call program enables our sales representatives, district managers, and store managers to provide excellent customer service to each of our professional service provider accounts by providing the products and services identified below:

•	broad selection of merchandise at competitive prices

•	dedicated Professional Service Specialists in our stores

•	multiple, daily deliveries from our stores

•	same-day or overnight access to an average of 146,000 SKUs through seven day store inventory replenishments

•	separate service counter and phone line in our stores dedicated exclusively to service professional service providers

•	trade credit for qualified accounts

•	First Call Online, a dedicated proprietary Internet based catalog and ordering system designed specifically to connect professional service providers directly to our inventory system

•	Mitchell shop management systems

•	training and seminars covering topics of interest, such as technical updates, safety and general business management

•	access to a comprehensive inventory of products and equipment needed to operate and maintain their shop

•	Certified Auto Repair Center Program, a program that provides professional service providers with business tools they can utilize to profitably grow and market their shops

Marketing to the Independently Owned Parts Store:
Along with the daily operation and management of the DCs and the distribution of automotive products to our stores, Ozark Automotive Distributors, Inc., our wholly owned subsidiary ("Ozark"), also sells automotive products directly to independently owned parts stores ("jobber stores") throughout our trade areas. These jobber stores are generally located in areas not directly serviced by an O'Reilly store. Ozark administers a dedicated and distinct marketing program specifically targeted to jobber stores.

We currently provide automotive products to approximately 181 jobber stores, who participate in our proprietary jobber service program called Parts City Auto Parts program, with total annual sales of approximately $60 million. As a participant in these programs, a jobber store, which meets certain financial and operational standards, is permitted to indicate its Parts City Auto Parts membership through the display of trademarked logo that is owned by Ozark. In return for a commitment to purchase automotive products from Ozark, we provide computer software for business management, competitive pricing, advertising, marketing and sales assistance to Parts City Auto Parts affiliate stores.

Pricing

We believe that competitive pricing is essential to successfully operate in the automotive aftermarket business. Product pricing is generally established to compete with the pricing of competitors in the market area served by each store. Most automotive products that we sell are priced based upon a combination of internal gross margin targets with additional savings offered on some items through volume discounts and special promotional pricing and competitor price comparisons. Consistent with our low price guarantee, each of our stores will match any verifiable price on any in-stock product of the same or comparable quality offered by our competitors in the same market area.

Customer Payments and Returns Policy

Our stores accept cash, checks, debit and credit cards. We also grant credit to many professional service provider customers who meet our pre-established credit requirements. Some of the factors considered in our pre-established credit requirements include customer creditworthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. No customer accounted for greater than one percent of our consolidated net sales, nor do we have any dependence on any single customer.

We accept product returns for new products, core products and warranty/defective products.

INDUSTRY ENVIRONMENT

The automotive aftermarket industry includes all products and services purchased for light and heavy-duty vehicles after the original sale. The total size of the automotive aftermarket is estimated to be approximately $246 billion, according to The Auto Care Association. This market is made up of four segments: labor share of professional service provider sales, auto parts share of professional service provider sales, DIY sales and tire sales. O'Reilly's addressable market within this industry is approximately $140 billion, which includes the auto parts share of professional service provider sales and DIY sales. We do not sell tires or perform for-fee automotive repairs or installations.

Competition

The sale of automotive aftermarket items is highly competitive in many areas, including customer service, product availability, store location, brand recognition and price. We compete in both the DIY and professional service provider portions of the automotive aftermarket and are one of the largest specialty retailers within that market. We compete primarily with the stores identified below:

•	national retail and wholesale automotive parts chains (such as AutoZone, Inc., Advance Auto Parts, CARQUEST, NAPA and the Pep Boys - Manny, Moe and Jack, Inc.)

•	regional retail and wholesale automotive parts chains

•	wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations such as NAPA, CARQUEST, Bumper to Bumper and Auto Value)

•	automobile dealers

•	mass merchandisers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.)

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

Inflation and Seasonality

We have been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of supplier incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. To the extent our acquisition costs increase due to base commodity price increases industry wide, we have typically been able to pass along these increased costs through higher retail prices for the affected products. As a result, we do not believe our operations have been materially, adversely affected by inflation.

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

As part of our operations, we handle hazardous materials in the ordinary course of business and our customers may bring hazardous materials onto our property in connection with, for example, our oil and battery recycling programs. We currently provide a recycling program for batteries and the collection of used lubricants at certain stores as a service to our customers pursuant to agreements with third-party suppliers. The batteries and used lubricants are collected by our Team Members, deposited into supplier-provided containers and pallets, and then disposed of by the third-party suppliers. In general, our agreements with such suppliers contain provisions that are designed to limit our potential liability under applicable environmental regulations for any damage or contamination, which may be caused by the batteries and lubricants to off-site properties (including as a result of waste disposal) and to our properties, when caused by the supplier.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following paragraphs discuss information about our executive officers who are not also directors:

Greg L. Henslee, age 54, President and Chief Executive Officer, has been an O'Reilly Team Member for 30 years. Mr. Henslee's O'Reilly career began as a Parts Specialist in a store and progressed through the roles of Assistant Store Manager, District Manager, Computer Operations Manager, Director of Computer Operations and Loss Prevention, Vice President of Store Operations, Senior Vice President, President of Merchandise, Distribution, Information Systems and Loss Prevention, and Chief Executive Officer and Co-President. Mr. Henslee has held the position of Chief Executive Officer since 2005 and the position of President since 2013.

Thomas McFall, age 44, Executive Vice President of Finance and Chief Financial Officer, has been an O'Reilly Team Member for eight years. Mr. McFall's primary areas of responsibility are Finance, Accounting, Information Systems, Risk Management and Human Resources. Mr. McFall's career began with Ernst & Young LLP in Detroit, Michigan, where he achieved the position of Audit Manager, before accepting a position with Murray's Discount Auto Stores ("Murray's"). Mr. McFall served Murray's for eight years as Controller, Vice President of Finance, and Chief Financial Officer, with direct responsibility for finance and accounting, distribution and logistics operations, and after Murray's was acquired by CSK Auto Corporation ("CSK"), he held the position of Chief Financial Officer - Midwest Operation for CSK. In May of 2006, Mr. McFall joined O'Reilly as Senior Vice President of Finance and Chief Financial Officer, and has held the position as Executive Vice President of Finance and Chief Financial Officer since December of 2006.

Gregory D. Johnson, age 49, Executive Vice President of Supply Chain, has been an O'Reilly Team Member for 32 years. Mr. Johnson's primary areas of responsibility are Distribution Operations, Logistics, Purchasing, and Advertising. Mr. Johnson's O'Reilly career began as a part-time distribution center team member and progressed through the roles of Retail Systems Manager, WMS Systems Development Manager, Director of Distribution, Vice President of Distribution Operations, and Senior Vice President of Distribution Operations. Mr. Johnson has held the position of Executive Vice President of Supply Chain since December of 2014.

Jeff M. Shaw, age 52, Executive Vice President of Store Operations and Sales, has been an O'Reilly Team Member for 26 years. Mr. Shaw's primary areas of responsibility are Store Operations, Sales, Real Estate, Jobber Sales, and Acquisitions. Mr. Shaw's O'Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Manager and Vice President of the Southern Division, Vice President of Sales and Operations, and Senior Vice President of Sales and Operations. Mr. Shaw has held the position of Executive Vice President of Store Operations and Sales since 2013.

Ted F. Wise, age 64, Executive Vice President of Expansion, has been an O'Reilly Team Member for 44 years. Mr. Wise's primary area of responsibility is Real Estate. Mr. Wise's O'Reilly career began in a store, and he advanced to Store Manager before becoming O'Reilly's first District Manager. Mr. Wise progressed through the roles of Operations Manager, Vice President, Senior Vice President of Operations and Sales, Executive Vice President, and President of Sales, Operations and Real Estate, and Chief Operating Officer and Co-President. Mr. Wise has held the position of Executive Vice President of Expansion since 2013.

Tony Bartholomew, age 53, Senior Vice President of Professional Sales, has been an O'Reilly Team Member for 32 years. Mr. Bartholomew's primary area of responsibility is Professional Sales. Mr. Bartholomew's O'Reilly career began as a Delivery Specialist and progressed through the roles of Parts Specialist, Assistant Manager, Night Manager, Merchandising set up crew Supervisor, Equipment Sales Manager, Regional Field Sales Manager, Director of Southern Division Sales, and Vice President of Professional Sales. Mr. Bartholomew has held the position of Senior Vice President of Professional Sales since 2013.

Brad W. Beckham, age 36, Senior Vice President of Eastern Store Operations and Sales, has been an O'Reilly Team Member for 18 years. Mr. Beckham's primary areas of responsibility are Store Operations and Sales for O'Reilly's Eastern Operations. Mr. Beckham's O'Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Manager, Divisional Vice President, and Vice President of Eastern Store Operations and Sales. Mr. Beckham has held the position of Senior Vice President of Eastern Store Operations and Sales since December of 2014.

Keith Childers, age 55, Senior Vice President of Western Store Operations and Sales, has been an O'Reilly Team Member for 37 years. Mr. Childers's primary areas of responsibility are Store Operations and Sales for O'Reilly's Western Operations. Mr. Childers's career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Manager, Vice President of CSK Store Operations Integration, and Vice President of Western Store Operations and Sales. Mr. Childers has held the position of Senior Vice President of Western Store Operations and Sales since December of 2014.

Larry Ellis, age 59, Senior Vice President of Distribution Operations, has been an O'Reilly Team Member for 39 years. Mr. Ellis's primary areas of responsibility are Distribution Operations and Logistics. Mr. Ellis's O'Reilly career began as a distribution center team member and progressed through the roles of Distribution Center Supervisor, Distribution Center Manager, Director of Distribution Operations, Vice President of Logistics, Vice President of Western Division Distribution Operations, and Vice President of Distribution Operations. Mr. Ellis has held the position of Senior Vice President of Distribution Operations since December of 2014.

Stephen L. Jasinski, age 49, Senior Vice President of Information Systems, has been an O'Reilly Team Member for 22 years. Mr. Jasinski's primary area of responsibility is Information Systems. Mr. Jasinski's O'Reilly career began as a Programmer and progressed through the roles of Information Systems Manager, Director of Systems Development, and Vice President of Information Systems. Mr. Jasinski has held the position of Senior Vice President of Information Systems since 2013.

Randy Johnson, age 59, Senior Vice President of Inventory Management, has been an O'Reilly Team Member for 41 years. Mr. Johnson's primary areas of responsibility are Inventory Management, Purchasing, Logistics, and Store Design. Mr. Johnson's O'Reilly career began as a distribution center team member and progressed through the roles of Customer Service Manager, Inventory Control Manager, Director of Store Inventory Management, and Vice President of Store Inventory Management. Mr. Johnson has held the position of Senior Vice President of Inventory Management since 2010.

Michael Swearengin, age 54, Senior Vice President of Merchandise, has been an O'Reilly Team Member for 21 years. Mr. Swearengin's primary areas of responsibility are Merchandise, Pricing and Advertising. Mr. Swearengin's career began with an independent auto parts store, which was later acquired by O'Reilly. With O'Reilly, Mr. Swearengin progressed through the roles of Product Manager, Senior Product Manager, Director of Merchandise, and Vice President of Merchandise. Mr. Swearengin has held the position of Senior Vice President of Merchandise since 2004.

SERVICE MARKS AND TRADEMARKS

We have registered, acquired and/or been assigned the following service marks and trademarks: BESTEST®, BETTER PARTS. BETTER PRICES.®, BETTER PARTS, BETTER PRICES....EVERYDAY!®, BRAKEBEST®, CERTIFIED AUTO REPAIR®, CUSTOMIZE YOUR RIDE®, FIRST CALL®, FROM OUR STORE TO YOUR DOOR®, HI-LO®, IMPORT DIRECT®, IPOLITE®, MASTER PRO®, MASTER PRO REFINISHING®, MICRO-GARD®, MICROGARD®, MURRAY®, O®, OMNISPARK®, O'REILLY®, O'REILLY AUTO COLOR PROFESSIONAL PAINT PEOPLE®, O'REILLY AUTO PARTS®, O'REILLY AUTO PARTS PROFESSIONAL PARTS PEOPLE®, O'REILLY AUTOMOTIVE®, O'REILLY O'REWARDS®, O'REILLY RACING®, O'REWARDS®, PARTNERSHIP NETWORK®, PARTS CITY®, PARTS CITY AUTO COLOR PROFESSIONAL PAINT PEOPLE®, PARTS CITY AUTO PARTS®, PARTS CITY TOOL BOX®, PARTS PAYOFF®, POWER TORQUE®, PRECISION®, PRECISION HUB ASSEMBLIES®, QUIETECH®, REAL WORLD TRAINING®, SERIOUS ABOUT YOUR CAR…SO ARE WE!®, SUPER START®, TOOLBOX®, ULTIMA®, CSK PROSHOP®, KRAGEN AUTO PARTS®, MURRAY'S AUTO PARTS®, PRIORITY PARTS®, PROXONE®, and SCHUCK'S®. Some of the service marks and trademarks listed above may also have a design associated therewith. Each of the service marks and trademarks are in duration for as long as we continue to use and seek renewal of such marks – the duration of each of these service marks and trademarks is typically between five and ten years per renewal. We believe that our business is not otherwise dependent upon any patent, trademark, service mark or copyright.

Solely for convenience, our service marks and trademarks may appear in this report without the ® or ™ symbol, which is not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or the right to these service marks and trademarks.

AVAILABLE INFORMATION

Our Internet address is www.oreillyauto.com. Interested readers can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or

15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission website at www.sec.gov and searching with our ticker symbol "ORLY." Such reports are generally available the day they are filed. Upon request, we will furnish interested readers a paper copy of such reports free of charge by contacting Mark Merz, Director of External Reporting and Investor Relations, at 233 South Patterson Avenue, Springfield, Missouri, 65802.

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
Although demand for many of our products is primarily non-discretionary in nature and tend to be purchased by consumers out of necessity, rather than on an impulse basis, our sales are impacted by constraints on the economic health of our customers. The economic health of our customers is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, fuel prices, unemployment levels and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Our customers' purchases, including purchases of our products, could decline during periods when income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. If any of these events occur, or if unfavorable economic conditions challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected.
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
In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers, logistics and other service providers and financial institutions that are counterparties to our credit facilities. Also, the ability of these third parties to overcome these difficulties may increase. If third parties, on whom we rely for merchandise, are unable to overcome difficulties resulting from the deterioration in economic conditions and provide us with the merchandise we need, or if counterparties to our credit facilities do not perform their obligations, our business, results of operations, financial condition and cash flows could be adversely affected.

The automotive aftermarket business is highly competitive, and we may have to risk our capital to remain competitive.
Both the DIY and professional service provider portions of our business are highly competitive, particularly in the more densely populated areas that we serve. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than we are, but have a greater presence than we do in a particular market. We may have to expend more resources and risk additional capital to remain competitive. For a list of our principal competitors, see the "Competition" section of Item 1 of this annual report on Form 10-K.

We are sensitive to regional economic and weather conditions that could impact our costs and sales.
Our business is sensitive to national and regional economic and weather conditions and natural disasters. Unusually inclement weather, such as significant rain, snow, sleet, freezing rain, flooding, seismic activity and hurricanes, has historically discouraged our customers from visiting our stores during the affected period and reduced our sales, particularly to DIY customers. Extreme weather conditions, such as extreme heat and extreme cold temperatures, may enhance demand for our products due to increased failure rates of our customers' automotive parts, while temperate weather conditions may have a lesser impact on failure rates of automotive parts. In addition, our stores and DCs located in coastal regions may be subject to increased insurance claims resulting from regional weather conditions and our results of operations, financial condition and cash flows could be adversely affected.

We cannot assure future growth will be achieved.
We believe that our ability to open additional, profitable stores at a high growth rate will be a significant factor in achieving our growth objectives for the future. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2015 and beyond will be achieved. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. For a discussion of our growth strategies, see the "Growth Strategy" section of Item 1 of this annual report on Form 10-K.

In order to be successful, we will need to retain and motivate key employees.
Our success has been largely dependent on the efforts of certain key personnel. In order to be successful, we will need to retain and motivate executives and other key employees. Experienced management and technical personnel are in high demand and competition for their talents is intense. We must also continue to motivate employees and keep them focused on our strategies and goals. Our business, results of operations and cash flows could be materially adversely affected by the unexpected loss of the services of one or more of our key employees. We cannot be sure that we will be able to continue to attract qualified personnel, which could cause us to be less efficient, and as a result, may adversely impact our sales and profitability. For a discussion of our management, see the "Business" section of Item 1 of this annual report on Form 10-K.

A change in the relationship with any of our key suppliers or the unavailability of our key products at competitive prices could affect our financial health.
Our business depends on developing and maintaining close relationships with our suppliers and on our suppliers' ability or willingness to sell quality products to us at favorable prices and terms. Many factors outside of our control may harm these relationships and the ability or willingness of these suppliers to sell us products on favorable terms. For example, financial or operational difficulties that our suppliers may face could increase the cost of the products we purchase from them or our ability to source product from them. In addition, the trend toward consolidation among automotive parts suppliers, as well as the off-shoring of manufacturing capacity to foreign countries, may disrupt or end our relationship with some suppliers and could lead to less competition and result in higher prices. We could also be negatively impacted by suppliers who might experience work stoppages, labor strikes or other interruptions to, or difficulties in the, manufacture or supply of the products we purchase from them.

Risks associated with future acquisitions may not lead to expected growth and could result in increased costs and inefficiencies.
We expect to continue to make acquisitions as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth and profitability to differ from our expectations, examples of such risks include the following:

•	we may not be able to continue to identify suitable acquisition targets or to acquire additional companies at favorable prices or on other favorable terms;

•	our management's attention may be distracted;

•	we may fail to retain key personnel from acquired businesses;

•	we may assume unanticipated legal liabilities and other problems;

•	we may not be able to successfully integrate the operations (accounting and billing functions, for example) of businesses we acquire to realize economic, operational and other benefits; and

•	we may fail, or be unable to, discover liabilities of businesses that we acquire for which we, the subsequent owner or operator, may be liable.

Business interruptions in our distribution centers or other facilities may affect our store hours, operability of our computer systems, and/or availability and distribution of merchandise, which may affect our business.
Weather, terrorist activities, war or other disasters or the threat of them, may result in the closure of one or more of our distribution centers ("DCs") or other facilities, or may adversely affect our ability to deliver inventory to our stores on a nightly basis. This may affect our ability to timely provide products to our customers, resulting in lost sales or a potential loss of customer loyalty. Some of our merchandise is imported from other countries and these goods could become difficult or impossible to bring into the United States, and we may not be able to obtain such merchandise from other sources at similar prices. Such a disruption in revenue could potentially have a negative impact on our results of operations, financial condition and cash flows.

We rely extensively on our computer systems to manage inventory, process transactions and timely provide products to our customers. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, security breaches or other catastrophic events. If our systems are damaged or fail to function properly, we may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions. Such a disruption of our systems could negatively impact revenue and potentially have a negative impact on our results of operations, financial condition and cash flows.

Failure to achieve and maintain a high level of product and service quality may reduce our brand value and negatively impact our business.
We believe our Company has built an excellent reputation as a leading retailer in the automotive aftermarket industry. We believe our continued success depends, in part, on our ability to preserve, grow and leverage the value of our brand. Brand value is based, in large part, on perceptions of subjective qualities and even isolated incidents can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, which can negatively impact these perceptions and lead to adverse effects on our business or Team Members.

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

In addition, stock market volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. Downturns in the stock market may cause the price of our common stock to decline. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business.

Our increased debt levels could adversely affect our cash flow and prevent us from fulfilling our obligations.
We have an unsecured revolving credit facility and unsecured senior notes, which could have important consequences to our financial health. For example, our level of indebtedness could, among other things:

•	make it more difficult to satisfy our financial obligations, including those relating to the senior unsecured notes and our credit facility;

•	increase our vulnerability to adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage;

•
require us to dedicate a substantial portion of our cash flows to service the principal and interest on the debt, reducing the funds available for other business purposes, such as working capital, capital expenditures or other cash requirements;

•	limit our ability to incur additional debt with acceptable terms, if at all; and

•	expose us to fluctuations in interest rates.

In addition, the terms of our financing obligations include restrictions, such as affirmative, negative and financial covenants, conditions on borrowing and subsidiary guarantees. A failure to comply with these restrictions could result in a default under our financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A downgrade in our credit rating would impact our cost of capital and could impact the market value of our unsecured senior notes, as well as limit our access to attractive supplier financing programs.
Credit ratings are an important part of our cost of capital. These ratings are based upon, among other factors, our financial strength. Our current credit ratings provide us with the ability to borrow funds at favorable rates. A downgrade in our current credit rating from either rating agency could adversely affect our cost of capital by causing us to pay a higher interest rate on borrowed funds under our credit facility and a higher facility fee on commitments under our credit facility. A downgrade could also adversely affect the market price and/or liquidity of our notes, preventing a holder from selling the notes at a favorable price, as well as adversely affect our ability to issue new notes in the future. In addition, a downgrade could limit the financial institutions willing to commit funds to our supplier financing programs at attractive rates. Decreased participation in our supplier financing programs would lead to an increase in working capital needed to operate the business, adversely affecting our cash flows.

A breach of customer, Team Member or Company information could damage our reputation or result in substantial additional costs or possible litigation.
Our business involves the storage of personal information about our customers and Team Members. We have taken reasonable and appropriate steps to protect this information; however, if we experience a significant data security breach, we could be exposed to damage to our reputation, additional costs, lost sales or possible regulatory action. The regulatory environment related to information security and privacy is constantly evolving, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches, and such a breach could potentially have a negative impact on our results of operations, financial condition and cash flows.

Litigation, governmental proceedings, environmental legislation and regulations and employment laws and regulations may affect our business, financial condition, results of operations and cash flows.
We are, and in the future may become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings, arising out of the ordinary course of our business. The damages sought against us in some of these litigation proceedings may be material and may adversely affect our business, results of operations, financial condition and cash flows.

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

Our business is subject to employment laws and regulations, including requirements related to minimum wage. Our success depends, in part, on our ability to manage operating costs and identify opportunities to reduce costs. Our ability to meet labor needs, while controlling costs is subject to external factors, such as minimum wage legislation. A violation of or change in employment laws and/or regulations could hinder our ability to control costs, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Healthcare reform legislation could have a negative impact on our business, financial condition and results of operations.
The enacted Patient Protection and Affordable Care Act, as well as other healthcare reform legislation considered by Congress and state legislatures, significantly impacts our healthcare cost structure and increases our healthcare-related expenses. We continue to evaluate potential additional impacts the healthcare reform legislation will have on our business and the steps necessary to mitigate such impact, including potential further modifications to our current benefit plans, operational changes to minimize the effect of the legislation on our cost structure and increases to selling prices to mitigate the expected increase in healthcare-related expenses. If we cannot effectively modify our programs and operations in response to the new legislation, our results of operations, financial condition and cash flows may be adversely impacted.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Distribution centers, stores, and other properties
As of December 31, 2014, we operated 26 regional distribution centers ("DC"s), of which eight were leased (2.8 million operating square footage) and 18 were owned (7.2 million operating square footage) for total DC operating square footage of 10.0 million square feet. The following table provides information regarding our DCs, returns facility and corporate offices as of December 31, 2014:

Location	Principal Use(s)	Operating Square Footage (1)	Nature of Occupancy	Lease Term Expiration
Aurora, CO	Distribution Center	321,242	Owned
Belleville, MI	Distribution Center	333,262	Leased	2/28/2025
Billings, MT	Distribution Center	129,142	Leased	1/31/2031
Brooklyn Park, MN	Distribution Center	324,668	Owned
Brownsburg, IN	Distribution Center	657,603	Owned
Des Moines, IA	Distribution Center	253,886	Owned
Devens, MA	Distribution Center	511,261	Owned
Forest Park, GA	Distribution Center	492,350	Leased	10/31/2024
Greensboro, NC	Distribution Center	441,600	Owned
Houston, TX	Distribution Center	532,615	Owned
Kansas City, MO	Distribution Center	299,018	Owned
Knoxville, TN	Distribution Center	150,766	Owned
Lakeland, FL	Distribution Center	569,419	Owned
Lubbock, TX	Distribution Center	276,896	Owned
Moreno Valley, CA	Distribution Center	547,478	Owned
Naperville, IL	Distribution Center	499,471	Owned
Nashville, TN	Distribution Center	315,977	Leased	12/31/2018
North Little Rock, AR	Distribution Center	122,969	Leased	3/31/2017
Oklahoma City, OK	Distribution Center	320,667	Owned
Phoenix, AZ	Distribution Center	383,570	Leased	6/22/2025
Puyallup, WA	Distribution Center	533,790	Owned
Salt Lake City, UT	Distribution Center	294,932	Owned
Saraland, AL	Distribution Center	301,068	Leased	12/31/2022
Seagoville, TX	Distribution Center	442,000	Owned
Springfield, MO	Distribution Center	266,306	Owned
Stockton, CA	Distribution Center	720,836	Leased	6/30/2025
Auburn, WA	Bulk Facility	81,761	Leased	6/30/2018
McAllen, TX	Bulk Facility	24,560	Leased (2)	4/30/2017
Springfield, MO	Bulk Facility	35,200	Owned
Springfield, MO	Return/Deconsolidation Facility, Corporate Offices	290,580	Owned
Phoenix, AZ	Corporate Offices	12,327	Leased	11/30/2022
Springfield, MO	Corporate Offices	435,600	Owned
Springfield, MO	Corporate Offices	46,970	Leased	8/31/2024
Springfield, MO	Corporate Offices, Training and Technical Center	22,000	Owned
	Total operating square footage	10,991,790

(1)	Includes floor and mezzanine operating square footage, excludes subleased square footage.

(2)	Occupied under the terms of a lease with an affiliated party.

The leased facilities typically require a fixed base rent, payment of certain tax, insurance and maintenance expenses and have an original term of, at a minimum, 20 years, subject to one five-year renewal at our option. One of our bulk facilities is leased from an entity owned by an affiliated director's immediate family. This lease requires payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses and an original term of 15 years, subject to three five-year renewals at our option. We believe that this lease agreement with the affiliated entity is on terms comparable to those obtainable from third parties.

Of the 4,366 stores that we operated at December 31, 2014, 1,612 stores were owned, 2,677 stores were leased from unaffiliated parties and 77 stores were leased from entities in which certain of our affiliated directors, members of our affiliated director's immediate family, or our executive officers, are affiliated. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses and an original term of, at a minimum, 10 years, subject to one or more renewals at our option. We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby. Such master lease agreements with three of the eight affiliated entities have been modified to extend the term of the lease agreement for specific stores. The master lease agreements or modifications thereto expire on dates ranging from November 30, 2016, to September 30, 2031. We believe that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.

We believe that our present facilities are in good condition, are adequately insured and are adequate for the conduct of our current operations. The store servicing capability of our 26 existing DCs is approximately 5,200 stores, providing a growth capacity of more than 800 stores. We believe the growth capacity in our 26 existing DCs will provide us with the DC infrastructure needed for near-term expansion. However, as we expand our geographic footprint, we will continue to evaluate our existing distribution system infrastructure and will adjust our distribution system capacity as needed to support our future growth.

Item 3. Legal Proceedings

O'Reilly is currently involved in litigation incidental to the ordinary conduct of the Company's business. The Company records reserves for litigation losses in instances where a material adverse outcome is probable and the Company is able to reasonably estimate the probable loss. The Company reserves for an estimate of material legal costs to be incurred in pending litigation matters. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters, taking into account applicable insurance and reserves, will have a material adverse effect on its consolidated financial position, results of operations or cash flows in a particular quarter or annual period.

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

In addition, O'Reilly was involved in resolving governmental investigations that were being conducted against CSK Auto Corporation ("CSK") and CSK's former officers and other litigation, prior to its acquisition by O'Reilly in 2008, as described below. As previously reported all governmental investigations and litigation related to these CSK legacy issues, both civil and criminal, have concluded. However, under Delaware law, the charter documents of the CSK entities, and certain indemnification agreements, CSK may have certain indemnification obligations. As a result of the CSK acquisition, O'Reilly has incurred legal fees and costs related to these potential indemnification obligations arising from the litigation commenced by the Department of Justice and the Securities and Exchange Commission against CSK's former employees. Whether those legal fees and costs are covered by CSK's insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time. O'Reilly has a remaining reserve, with respect to the indemnification obligations of $12 million at December 31, 2014, which relates to the payment of those legal fees and costs already incurred. It is possible that in a particular quarter or annual period the Company's results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations and cash flows for such period. However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common stock:
Shares of O'Reilly Automotive, Inc. (the "Company") common stock are traded on The NASDAQ Global Select Market ("Nasdaq") under the symbol "ORLY". The Company's common stock began trading on April 22, 1993; no cash dividends have been declared since that time, and the Company does not anticipate paying any cash dividends in the foreseeable future.

As of February 18, 2015, the Company had approximately 136,000 shareholders of common stock based on the number of holders of record and an estimate of individual participants represented by security position listings.

The prices in the following table represent the high and low sales price for the Company's common stock as reported by Nasdaq:

	2014		2013
	High	Low	High	Low
First Quarter	$154.81	$128.76	$104.70	$87.74
Second Quarter	153.37	141.93	113.09	98.67
Third Quarter	158.55	145.88	128.20	113.91
Fourth Quarter	195.48	148.53	135.19	120.96
For the Year	$195.48	$128.76	$135.19	$87.74

Sales of unregistered securities:
There were no sales of unregistered securities during the year ended December 31, 2014.

Issuer purchases of equity securities:
The following table identifies all repurchases during the fourth quarter ended December 31, 2014, of any of the Company's securities registered under Section 12 of the Exchange Act, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
October 1, 2014, to October 31, 2014	1,140	$151.05	1,140	$286,355
November 1, 2014, to November 30, 2014	1	179.37	1	286,247
December 1, 2014, to December 31, 2014	38	181.56	38	$279,336
Total as of December 31, 2014	1,179	$152.05	1,179

(1)
Under the Company's share repurchase program, as approved by our Board of Directors on January 11, 2011, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions not to exceed a dollar limit authorized by the Board of Directors. The Company may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 5, 2014, August 13, 2014, and February 4, 2015, the Company's Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $500 million, resulting in a cumulative authorization amount of $5.0 billion. Each additional $500 million authorization is effective for a three-year period beginning on their respective announcement date. The authorizations under the share repurchase program that currently have capacity are scheduled to expire on August 13, 2017, and February 4, 2018. No other share repurchase programs existed during the three or twelve months ended December 31, 2014.

The Company repurchased a total of 5.7 million shares of its common stock under its publicly announced share repurchase program during the year ended December 31, 2014, at an average price per share of $150.86. Subsequent to the end of the year and through February 27, 2015, the Company repurchased an additional 0.1 million shares of its common stock, at an average price per share of $197.48, for a total investment of $27.8 million. The Company has repurchased a total of 46.5 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through February 27, 2015, at an average price of $91.38, for a total aggregate investment of $4.2 billion.

Stock performance graph:
The graph below shows the cumulative total shareholder return assuming the investment of $100, on December 31, 2009, and the reinvestment of dividends thereafter, if any, in the Company's common stock versus the Standard and Poor's S&P 500 Retail Index ("S&P 500 Retail Index") and the Standard and Poor's S&P 500 Index ("S&P 500").

	December 31,
Company/Index	2009	2010	2011	2012	2013	2014
O'Reilly Automotive, Inc.	$100	$159	$210	$235	$338	$505
S&P 500 Retail Index	100	124	127	159	229	251
S&P 500	$100	$113	$113	$128	$166	$185

Item 6. Selected Financial Data

The table below compares O'Reilly Automotive, Inc.'s (the "Company's") selected financial data over a ten-year period.

Years ended December 31,	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005
(In thousands, except per share, Team Members, stores and ratio data)
INCOME STATEMENT DATA:
Sales ($)	7,216,081	6,649,237	6,182,184	5,788,816	5,397,525	4,847,062	3,576,553	2,522,319	2,283,222	2,045,318
Cost of goods sold, including warehouse and distribution expenses	3,507,180	3,280,236	3,084,766	2,951,467	2,776,533	2,520,534	1,948,627	1,401,859	1,276,511	1,152,815
Gross profit	3,708,901	3,369,001	3,097,418	2,837,349	2,620,992	2,326,528	1,627,926	1,120,460	1,006,711	892,503
Selling, general and administrative expenses	2,438,527	2,265,516	2,120,025	1,973,381	1,887,316	1,788,909	1,292,309	815,309	724,396	639,979
Former CSK officer clawback	—	—	—	(2,798)	—	—	—	—	—	—
Legacy CSK Department of Justice investigation charge	—	—	—	—	20,900	—	—	—	—	—
Operating income	1,270,374	1,103,485	977,393	866,766	712,776	537,619	335,617	305,151	282,315	252,524
Write-off of asset-based revolving credit agreement debt issuance costs	—	—	—	(21,626)	—	—	—	—	—	—
Termination of interest rate swap agreements	—	—	—	(4,237)	—	—	—	—	—	—
Gain on settlement of note receivable	—	—	—	—	11,639	—	—	—	—	—
Other income (expense), net	(48,192)	(44,543)	(35,872)	(25,130)	(35,042)	(40,721)	(33,085)	2,337	(50)	(1,455)
Total other income (expense)	(48,192)	(44,543)	(35,872)	(50,993)	(23,403)	(40,721)	(33,085)	2,337	(50)	(1,455)
Income before income taxes	1,222,182	1,058,942	941,521	815,773	689,373	496,898	302,532	307,488	282,265	251,069
Provision for income taxes	444,000	388,650	355,775	308,100	270,000	189,400	116,300	113,500	104,180	86,803
Net income ($)	778,182	670,292	585,746	507,673	419,373	307,498	186,232	193,988	178,085	164,266
Basic earnings per common share: (a)
Earnings per share – basic ($)	7.46	6.14	4.83	3.77	3.02	2.26	1.50	1.69	1.57	1.47
Weighted-average common shares outstanding – basic	104,262	109,244	121,182	134,667	138,654	136,230	124,526	114,667	113,253	111,613
Earnings per common share -assuming dilution:
Earnings per share – assuming dilution ($)	7.34	6.03	4.75	3.71	2.95	2.23	1.48	1.67	1.55	1.45
Weighted-average common shares outstanding – assuming dilution	106,041	111,101	123,314	136,983	141,992	137,882	125,413	116,080	115,119	113,385
SELECTED OPERATING DATA:
Number of Team Members at year end	67,569	61,909	53,063	49,324	46,858	44,880	40,735	23,576	21,920	19,614
Number of stores at year end (b)	4,366	4,166	3,976	3,740	3,570	3,421	3,285	1,830	1,640	1,470
Total store square footage at year end (c)	31,591	30,077	28,628	26,530	25,315	24,200	23,205	12,439	11,004	9,801
Sales per weighted-average store (c)($)	1,678	1,614	1,590	1,566	1,527	1,424	1,379	1,430	1,439	1,478
Sales per weighted-average square foot (c)($)	232	224	224	221	216	202	201	212	215	220
Percentage increase in same store sales (d)(e)	6.0%	4.3%	3.8%	4.6%	8.8%	4.6%	1.5%	3.7%	3.3%	7.5%

Years ended December 31,	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005
(In thousands, except per share, Team Members, stores and ratio data)
BALANCE SHEET DATA:
Working capital ($)	236,422	412,191	460,083	1,027,600	1,072,294	1,007,576	821,932	573,328	566,892	424,974
Total assets ($)	6,540,301	6,067,208	5,749,187	5,500,501	5,047,827	4,781,471	4,193,317	2,279,737	1,977,496	1,718,896
Inventory turnover	1.4	1.4	1.4	1.5	1.4	1.4	1.6	1.6	1.6	1.7
Inventory turnover, net of payables	21.8	10.7	7.4	3.4	2.5	2.6	3.1	3.0	2.8	2.8
Accounts payable to inventory	94.6%	86.6%	84.7%	64.4%	44.3%	42.8%	46.9%	43.2%	39.2%	40.3%
Current portion of long-term debt and short-term debt ($)	25	67	222	662	1,431	106,708	8,131	25,320	309	75,313
Long-term debt, less current portion ($)	1,396,615	1,396,141	1,095,734	796,912	357,273	684,040	724,564	75,149	110,170	25,461
Shareholders' equity ($)	2,018,418	1,966,321	2,108,307	2,844,851	3,209,685	2,685,865	2,282,218	1,592,477	1,364,096	1,145,769
CASH FLOW DATA:
Cash provided by operating activities ($)	1,190,430	908,026	1,251,555	1,118,991	703,687	285,200	298,542	299,418	185,928	206,685
Capital expenditures	429,987	395,881	300,719	328,319	365,419	414,779	341,679	282,655	228,871	205,159
Free cash flow (f)	760,443	512,145	950,836	790,672	338,268	(129,579)	(43,137)	16,763	(42,943)	1,526

(a)	Adjusted for a 2-for-1 stock split in 2005.

(b)
In 2005, 2008 and 2012, the Company acquired Midwest Auto Parts Distributors "Midwest"), CSK Auto Corporation ("CSK") and VIP Parts, Tires & Service ("VIP"), respectively. The 2005 Midwest acquisition added 72 stores, the 2008 CSK acquisition added 1,342 stores and the 2012 VIP acquisition added 56 stores to the O'Reilly store count. Financial results for these acquired companies have been included in the Company's consolidated financial statements from the dates of the acquisitions forward.

(c)
Total square footage includes normal selling, office, stockroom and receiving space. Sales per weighted-average store and square foot are weighted to consider the approximate dates of store openings, expansions, closures or acquisitions.

(d)
Same-store sales are calculated based on the change in sales of stores open at least one year. Percentage increase in same-store sales is calculated based on store sales results, which exclude sales of specialty machinery, sales by outside salesmen, sales to Team Members and sales during the one to two week period certain CSK branded stores were closed for conversion.

(e)
Same-store sales for 2008 include sales for stores acquired in the CSK acquisition. Comparable store sales for stores operating on O'Reilly systems open at least one year increased 2.6% for the year ended December 31, 2008. Comparable store sales for stores operating on the legacy CSK system open at least one year decreased 1.7% for the portion of CSK's sales in 2008 since the July 11, 2008, acquisition.

(f)	Free cash flow is calculated as net cash provided by operating activities, less capital expenditures for the period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In Management's Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	an overview of the key drivers of the automotive aftermarket industry;

•	key events and recent developments within our company;

•	our results of operations for the years ended December 31, 2014, 2013 and 2012;

•	our liquidity and capital resources;

•	any contractual obligations to which we are committed;

•	any off-balance sheet arrangements we utilize;

•	our critical accounting estimates;

•	the inflation and seasonality of our business;

•	our quarterly results for the years ended December 31, 2014, and 2013; and

•	recent accounting pronouncements that may affect our Company.

The review of Management's Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information, forward-looking statements and risk factors included elsewhere in this annual report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "estimate," "may," "could," "will," "believe," "expect," "would," "consider," "should," "anticipate," "project," "plan," "intend" or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the economy in general, inflation, product demand, the market for auto parts, competition, weather, risks associated with the performance of acquired businesses, our ability to hire and retain qualified employees, consumer debt levels, our increased debt levels, credit ratings on public debt, governmental regulations, terrorist activities, war and the threat of war. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the economy in general, inflation, product demand, the market for auto parts, competition, weather, risks associated with the performance of acquired businesses, our ability to hire and retain qualified employees, consumer debt levels, our increased debt levels, credit ratings on public debt, governmental regulations, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the "Risk Factors" section of this annual report on Form 10-K for the year ended December 31, 2014, for additional factors that could materially affect our financial performance. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States. We are one of the largest U.S. automotive aftermarket specialty retailers, selling our products to both do-it-yourself ("DIY") customers and professional service providers – our "dual market strategy." Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items, accessories, a complete line of auto body paint and related materials, automotive tools and professional service provider service equipment. Our extensive product line includes an assortment of products that are differentiated by quality and price for most of the product lines we offer. For many of our product offerings, this quality differentiation reflects "good," "better," and "best" alternatives. Our sales and total gross margin dollars are highest for the "best" quality category of products. Consumers' willingness to select products at a higher point on the value spectrum is a driver of sales and profitability in our industry. Our stores also offer enhanced services and programs to our customers, including used oil, oil filter and battery recycling; battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops. As of December 31, 2014, we operated 4,366 stores in 43 states.

Operating within the retail industry, we are influenced by a number of general macroeconomic factors including, but not limited to, fuel costs, unemployment rates, consumer preferences and spending habits, and competition. During challenging macroeconomic conditions, we believe that the average consumer's tendency has been to "trade down" to lower quality products. We have ongoing initiatives aimed at tailoring our product offering to adjust to customers' changing preferences; however, we also continue to have initiatives focused on marketing and training to educate customers on the advantages of "purchasing up" on the value spectrum.

We believe the key drivers of current and future demand of the products sold within the automotive aftermarket include the number of U.S. miles driven, number of U.S. registered vehicles, new light vehicle registrations, average vehicle age and unemployment.

•
Number of Miles Driven - The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket. According to the Department of Transportation, prior to 2007, the annual number of total miles driven in the U.S. had steadily increased; however, between 2008 and 2013, as the U.S. experienced difficult macroeconomic conditions and historically high levels of unemployment, the number of total miles driven in the U.S. remained relatively flat. As the U.S. economy began to recover in 2014, miles driven also improved and through November of 2014, year-to-date total miles driven in the U.S. increased 1.4%. We believe that as the U.S. economy continues to recover and the level of unemployment continues to decline, total miles driven in the U.S. will continue to increase and return to the historical trend of long-term annual growth. In addition, vehicles in the U.S. continue to be driven approximately three trillion miles per year, resulting in ongoing wear and tear and continued demand for the repair and maintenance products sold within the automotive aftermarket.

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age - The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by The Auto Care Association, the total number of registered vehicles increased 6% from 2003 to 2013, bringing the number of light vehicles on the road to 249 million by the end of 2013. As of December 31, 2014, the seasonally adjusted annual rate of light vehicle sales in the U.S. was approximately 17 million, contributing to the continued growth in the total number of registered vehicles on the road. During the past decade, vehicle scrappage rates have remained relatively stable, ranging from just 5.2% to 5.7% annually. The stable scrappage rates over the past decade have contributed to an increase in the average age of the U.S. vehicle population over that period, growing 16%, from 9.7 years in 2003 to 11.3 years in 2013. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer's willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles which are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment - Unemployment, underemployment, the threat of future joblessness and the uncertainty surrounding the overall economic health of the U.S. have a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment could impede the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. However, as of December 31, 2014, the U.S. unemployment rate decreased to 5.6%, its lowest rate in over six years. We believe that as the economy continues to recover, total employment should increase and we would expect to see a corresponding increase in commuter traffic as unemployed individuals return to work. Aided by the anticipated increase in commuter miles, we believe overall annual U.S. miles driven should return to a period of annual growth, resulting in continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O'Reilly values of hard work and excellent customer service.

KEY EVENTS AND RECENT DEVELOPMENTS

Several key events have had or may have a significant impact on our operations and are identified below:

•
On January 26, 2015, Standard and Poor's Ratings Services raised all of its ratings on the Company, which moved the Company's unsecured revolving credit facility applicable rate to the tier one pricing level, thus reducing the facility fee and interest rate margins on borrowings of Eurodollar Rate loans.

•
Under the Company's share repurchase program, as approved by the Board of Directors in January of 2011, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company and its Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 5, 2014, August 13, 2014, and February 4, 2015, our Board of Directors each time approved a resolution to increase the authorization amount under our share repurchase program by an additional $500 million, resulting in a cumulative authorization amount of $5.0 billion. Each additional $500 million authorization is each effective for a three-year period beginning on their respective announcement date. The authorizations under the share repurchase program that currently have capacity are scheduled to expire on August 13, 2017, and February 4,

2018. As of February 27, 2015, the Company had repurchased approximately 46.5 million shares of its common stock at an aggregate cost of $4.2 billion under this program.

RESULTS OF OPERATIONS

The following table includes income statement data as a percentage of sales for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
Sales	100.0%	100.0%	100.0%
Cost of goods sold, including warehouse and distribution expenses	48.6	49.3	49.9
Gross profit	51.4	50.7	50.1
Selling, general and administrative expenses	33.8	34.1	34.3
Operating income	17.6	16.6	15.8
Interest expense	(0.7)	(0.7)	(0.7)
Interest income	—	—	0.1
Income before income taxes	16.9	15.9	15.2
Provision for income taxes	6.1	5.8	5.7
Net income	10.8%	10.1%	9.5%

2014 Compared to 2013

Sales:
Sales for the year ended December 31, 2014, increased $567 million to $7.22 billion from $6.65 billion for the same period one year ago, representing an increase of 9%. Comparable store sales for stores open at least one year increased 6.0% and 4.3% for the years ended December 31, 2014 and 2013, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members.

The following table presents the components of the increase in sales for the year ended December 31, 2014 (in millions):

Increase in Sales for the Year Ended December 31, 2014, Compared to the Same Period in 2013
Store sales:
Comparable store sales	$389
Non-comparable store sales:
Sales for stores opened throughout 2013, excluding stores open at least one year that are included in comparable store sales	90
Sales in 2013 for stores that have closed	(4)
Sales for stores opened throughout 2014	85
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	7
Total increase in sales	$567

We believe the increased sales achieved by our stores are the result of store growth and the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory in our regional distribution centers, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.

Our comparable store sales increase for the year ended December 31, 2014, was driven by increases in average ticket values and customer transaction counts for both DIY and professional service provider customers. The improvements in average ticket values were the result of the continued growth of the more costly, hard part categories as a percentage of our total sales. The overall growth in our hard part categories continues to be driven by our faster growing professional service provider sales, which are primarily comprised of hard part categories and by the increasing complexity and cost of replacement parts necessary to maintain the current population of better engineered and more technically advanced vehicles. These vehicles require less frequent repairs and the component parts are more durable and last for longer periods of time; however, when repairs are required, the cost of the replacement parts is, on average, greater. While the less frequent repairs required by these better engineered and manufactured vehicles does create pressure on transaction counts, both DIY and professional service provider customer transaction counts were positive for the year ended December 31, 2014. The increases in professional service provider customer transaction counts were primarily driven by our acquired markets and the continued growth of less mature stores. The increases in DIY transaction counts were driven by our ongoing focus on staffing our stores with knowledgeable parts professionals to assist our DIY customers during high DIY traffic periods, including nights and weekends.

We opened 200 net, new stores during the year ended December 31, 2014, compared to 190 net, new stores for the year ended December 31, 2013. At December 31, 2014, we operated 4,366 stores in 43 states compared to 4,166 stores in 42 states at December 31, 2013. We anticipate total new store growth to increase to 205 net, new store openings in 2015.

Gross profit:
Gross profit for the year ended December 31, 2014, increased to $3.71 billion (or 51.4% of sales) from $3.37 billion (or 50.7% of sales) for the same period one year ago, representing an increase of 10%. The increase in gross profit dollars was primarily a result of the increase in comparable store sales at existing stores and sales from new stores. The increase in gross profit as a percentage of sales for the year ended December 31, 2014, was primarily due to product acquisition cost improvements, partially offset by the non-cash last-in, first-out ("LIFO") negative impact resulting from continued product acquisition cost reductions. Acquisition cost improvements are the result of our ongoing negotiations with our vendors to improve our inventory purchase costs. During the third quarter of 2013, we fully depleted our LIFO reserve due to acquisition cost improvements we realized over time. Our policy is to not write up inventory in excess of replacement cost and, accordingly, we are effectively valuing our inventory at replacement cost. During the year ended December 31, 2014, our LIFO cost was written down by approximately $41 million to reflect replacement cost.

Selling, general and administrative expenses:
Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2014, increased to $2.44 billion (or 33.8% of sales) from $2.27 billion (or 34.1% of sales) for the same period one year ago, representing an increase of 8%. The increase in total SG&A dollars was primarily the result of additional Team Members, facilities and vehicles to support our increased store count. The decrease in SG&A as a percentage of sales was primarily the result of increased leverage of store occupancy costs on strong comparable store sales results.

Operating income:
As a result of the impacts discussed above, operating income for the year ended December 31, 2014, increased to $1.27 billion (or 17.6% of sales) from $1.10 billion (or 16.6% of sales) for the same period one year ago, representing an increase of 15%.

Other income and expense:
Total other expense for the year ended December 31, 2014, increased to $48 million (or 0.7% of sales), from $45 million (or 0.7% of sales) for the same period one year ago, representing an increase of 8%. The increase in total other expense for the year ended December 31, 2014, was primarily the result of increased interest expense on higher average outstanding borrowings.

Income taxes:
Our provision for income taxes for the year ended December 31, 2014, increased to $444 million (36.3% effective tax rate) from $389 million (36.7% effective tax rate) for the same period one year ago, representing an increase of 14%. The increase in our provision for income taxes was the result of higher taxable income in the current year, driven by our strong operating results. The decrease in our effective tax rate was primarily due to increased benefits from employment tax credits in the current year.

Net income:
As a result of the impacts discussed above, net income for the year ended December 31, 2014, increased to $778 million (or 10.8% of sales), from $670 million (or 10.1% of sales) for the same period one year ago, representing an increase of 16%.

Earnings per share:
Our diluted earnings per common share for the year ended December 31, 2014, increased 22% to $7.34 on 106 million shares from $6.03 on 111 million shares for the same period one year ago.

2013 Compared to 2012

Sales:
Sales for the year ended December 31, 2013, increased $467 million to $6.65 billion from $6.18 billion for the same period one year prior, representing an increase of 8%. Comparable store sales for stores open at least one year increased 4.3% and 3.8% for the years ended December 31, 2013 and 2012, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to Team Members and sales from the VIP Parts, Tires & Service ("VIP") stores acquired on December 31, 2012, due to the significant change in the business model and lack of historical data.

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

We believe the increased sales achieved by our stores were the result of store growth and the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory in our distribution centers, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provided incentives for performance and our continued focus on serving both DIY and professional service provider customers.

Our comparable store sales increase for the year ended December 31, 2013, was driven by an increase in average ticket values for both DIY and professional service provider business, and an increase in customer transaction counts for professional service provider business, slightly offset by a small decrease in customer transaction counts for DIY business. The improvements in average ticket values were the result of the continued growth of the more costly hard part categories as a percentage of our total sales. The overall growth in the hard part categories continues to be driven by the increasing cost of replacement parts necessary to maintain the current population of better engineered and more technically advanced vehicles. These vehicles require less frequent repairs and the component parts are more durable and last for longer periods of time; however, when repairs are required, the cost of the replacement parts is, on average, greater. Both DIY and professional service provider customer transaction counts are negatively impacted by these less frequent repairs. The increases in our professional service provider customer transaction counts were driven by the chain wide growth of our professional business, while macroeconomic pressures on disposable income continue to negatively impact DIY customer transaction counts.

We opened 190 net, new stores during the year ended December 31, 2013, compared to 180 net, new stores and 56 acquired stores for the year ended December 31, 2012. At December 31, 2013, we operated 4,166 stores in 42 states compared to 3,976 stores in 42 states at December 31, 2012.

Gross profit:
Gross profit for the year ended December 31, 2013, increased to $3.37 billion (or 50.7% of sales) from $3.10 billion (or 50.1% of sales) for the same period one year prior, representing an increase of 9%. The increase in gross profit dollars was primarily a result of the increase in comparable store sales at existing stores and sales from new stores. The increase in gross profit as a percentage of sales was primarily due to acquisition cost improvements, improved inventory shrinkage and distribution system efficiencies, partially offset by a smaller amount of capitalized distribution costs for the year ended December 31, 2013, the non-cash negative impact to gross margin resulting from the depletion of LIFO reserve and the impact of increased professional service provider sales as a percentage of our total sales mix. Acquisition cost improvements were the result of our ongoing negotiations with our suppliers to improve our inventory purchase costs. The improved inventory shrinkage was driven by our continued focus on inventory control and accountability through our distribution and store networks. Distribution system efficiencies were the result of continued leverage on our increased sales volumes and more tenured and experienced DC Team Members in our maturing DCs. The decrease in capitalized distribution costs for the year ended December 31, 2013, was the result of the larger than typical benefit from capitalized distribution costs in 2012 associated with our initiative to increase our store-level inventories. The costs to move this additional inventory into the stores in 2012 were more efficient than routine restocking activity; as a result, we realized a larger than normal benefit from capitalized distribution costs. The complete depletion of our LIFO reserve during the year resulted from the acquisition cost improvements we realized over time. Our policy is to not write up inventory in excess of replacement cost and, accordingly, we began effectively valuing our inventory at replacement cost in 2013. During 2013, our LIFO cost was written down by approximately $21.6 million to reflect replacement cost in 2013. Professional service provider sales grew at a faster rate than DIY sales and professional service provider sales typically carry a lower gross profit as a percentage of sales than DIY sales, as volume discounts are granted on wholesale transactions to professional service provider customers; therefore, outsized growth in professional service provider sales, as compared to DIY, creates pressure on our gross profit as a percentage of sales.

Selling, general and administrative expenses:
Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2013, increased to $2.27 billion (or 34.1% of sales) from $2.12 billion (or 34.3% of sales) for the same period one year prior, representing an increase of 7%. The increase in total SG&A dollars was primarily the result of additional Team Members, facilities and vehicles to support our increased store count. The decrease in SG&A as a percentage of sales was primarily the result of improved leverage of store payroll and occupancy costs on strong comparable store sales results.

Operating income:
As a result of the impacts discussed above, operating income for the year ended December 31, 2013, increased to $1.10 billion (or 16.6% of sales) from $977 million (or 15.8% of sales) for the same period one year prior, representing an increase of 13%.

Other income and expense:
Total other expense for the year ended December 31, 2013, increased to $45 million (or 0.7% of sales), from $36 million (or 0.6% of sales) for the same period one year prior, representing an increase of 24%.  The increase in total other expense for the year ended December 31, 2013, was primarily due to increased interest expense on higher average outstanding borrowings.

Income taxes:
Our provision for income taxes for the year ended December 31, 2013, increased to $389 million (36.7% effective tax rate) from $356 million (37.8% effective tax rate) for the same period one year prior, representing an increase of 9%. The increase in our provision for income taxes was due to the increase in our taxable income. The decrease in our effective tax rate was primarily due to the benefits of employment tax credits realized in 2013, adjustments to tax reserves related to the favorable resolution of certain income tax audits during 2013 and unfavorable adjustments relating to certain income tax audits in 2012.

Net income:
As a result of the impacts discussed above, net income for the year ended December 31, 2013, increased to $670 million (or 10.1% of sales), from $586 million (or 9.5% of sales) for the same period one year prior, representing an increase of 14%.

Earnings per share:
Our diluted earnings per common share for the year ended December 31, 2013, increased 27% to $6.03 on 111 million shares from $4.75 on 123 million shares for the same period one year prior.

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

Liquidity and related ratios:
The following table highlights our liquidity and related ratios as of December 31, 2014 and 2013 (dollars in millions):

	December 31,		Percentage Change
Liquidity and Related Ratios	2014	2013
Current assets	$3,067	$2,835	8.2%
Current liabilities	2,831	2,423	16.8%
Working capital (1)	236	412	(42.7)%
Total debt	1,397	1,396	0.1%
Total equity	$2,018	$1,966	2.6%
Debt to equity (2)	0.69:1	0.71:1	(2.8)%

(1)	Working capital is calculated as current assets less current liabilities.

(2)	Debt to equity is calculated as total debt divided by total equity.

Current assets increased 8% and current liabilities increased 17% from 2013 to 2014. The increase in current assets was primarily due to the increase in inventory, resulting from the opening of 200 net, new stores. The increase in current liabilities was primarily due to the increase in accounts payable, resulting from inventory growth related to new store openings supported in part by our suppliers and additional supplier participation in our enhanced supplier financing program during the year, which allowed us to obtain more favorable payment terms. Our accounts payable to inventory ratio was 94.6% as of December 31, 2014, as compared to 86.6% in the prior year.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Year Ended December 31,
Liquidity	2014	2013	2012
Total cash provided by/(used in):
Operating activities	$1,190,430	$908,026	$1,251,555
Investing activities	(423,402)	(388,754)	(317,407)
Financing activities	(747,786)	(536,082)	(1,047,572)
Increase (decrease) in cash and cash equivalents	$19,242	$(16,810)	$(113,424)

Capital expenditures	$429,987	$395,881	$300,719
Free cash flow (a)	760,443	512,145	950,836

(a)	Calculated as net cash provided by operating activities, less capital expenditures for the period.

Operating activities:
The increase in net cash provided by operating activities in 2014 compared to 2013 was primarily due to a greater decrease in net inventory investment and larger increases in net income and accrued payroll-related liabilities in 2014 as compared to 2013. Net inventory investment reflects our investment in inventory, net of the amount of accounts payable to suppliers. Our net inventory investment continues to decrease as a result of the impact of our enhanced supplier financing programs. Our supplier financing programs enable us to reduce overall supply chain costs and negotiate extended payment terms with our suppliers. Our accounts payable to inventory ratio was 94.6%, 86.6% and 84.7% as of December 31, 2014, 2013 and 2012, respectively. The larger increase in our accounts payable to inventory ratio in 2014 was driven by continued strong supplier support. The increase in accrued payroll-related liabilities during 2014, as compared to 2013, was due to the timing of pay period end dates versus check dates and timing of payments for employer obligations under certain benefit plans.

The decrease in cash provided by operating activities in 2013 compared to 2012 was primarily due to a smaller decrease in net inventory investment and a smaller increase in income taxes payable, offset in part by an increase in net income for the year. Our accounts payable to inventory ratio was 86.6%, 84.7% and 64.4% at December 31, 2013, 2012 and 2011, respectively. The smaller increase in our accounts payable to inventory ratio in 2013 is the result of a smaller increase in the number of new suppliers added to our financing programs versus the prior year. We launched our enhanced supplier financing program in January of 2011, and were able to add a large number of suppliers to the program during 2011 and 2012. The smaller increase in income taxes payable was primarily the result of a prepaid tax position at the beginning of 2012 versus a payable position at the beginning of 2013.

Investing activities:
The increase in net cash used in investing activities in 2014 compared to 2013 was primarily the result of an increase in capital expenditures during 2014 related to the mix of owned versus leased new stores as compared to the prior year, as well as an increase in the number of new store openings. Total capital expenditures were $430 million and $396 million in 2014 and 2013, respectively.

The increase in net cash used in investing activities in 2013 compared to 2012 was primarily the result of an increase in capital expenditures during 2013 related to the purchase and construction of new distribution facilities during 2013 to support our ongoing store growth, as well as an increase in the number of new store openings. Total capital expenditures were $396 million and $301 million in 2013 and 2012, respectively.

We opened 200, 190, and 180 net, new stores in 2014, 2013, and 2012, respectively, and acquired 56 stores in 2012. We plan to open 205 net, new stores in 2015. The costs associated with the opening of a new store (including the cost of land acquisition, building improvements, fixtures, vehicles, net inventory investment and computer equipment) are estimated to average approximately $1.3 million to $1.5 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site.

Financing activities:
The increase in net cash used in financing activities during 2014 compared to 2013 was primarily attributable to the net proceeds from the issuance of long-term senior notes during 2013, partially offset by the impact of fewer share repurchases of our common stock during the current year under our share repurchase program.

The decrease in net cash used in financing activities during 2013 compared to 2012 was primarily attributable to the impact of fewer share repurchases of our common stock during 2013 under our share repurchase program.

Unsecured revolving credit facility:
On January 14, 2011, we entered into a credit agreement, as amended by Amendment No. 1 dated as of September 9, 2011, and as further amended by Amendment No. 2 dated as of July 2, 2013 (the "Credit Agreement"). The Credit Agreement provides for a $600 million unsecured revolving credit facility ("Revolving Credit Facility") arranged by Bank of America, N.A., which is scheduled to mature in July of 2018. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings. As described in the Credit Agreement governing the Revolving Credit Facility, we may, from time to time subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million. We had outstanding letters of credit, primarily to support obligations related to workers' compensation, general liability and other insurance policies, in the amount of $48 million and $52 million as of December 31, 2014 and 2013, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts. As of December 31, 2014 and 2013, we had no outstanding borrowings under the Revolving Credit Facility.

Senior Notes:
We have issued $1.4 billion aggregate principal amount of unsecured senior notes due between 2021 and 2023 with United Missouri Bank, N.A. as trustee. Interest on the unsecured senior notes of 3.800% to 4.875% is payable semi-annually and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries ("Subsidiary Guarantors") that incurs or guarantees obligations under our Credit Agreement or under other credit facility or capital markets debt of ours or any of our Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the Subsidiary Guarantor's guarantee under our Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all the property of, the Subsidiary Guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by us and we have no independent assets or operations other than those of our subsidiaries. Our only direct or indirect subsidiaries that would not be Subsidiary Guarantors would be minor subsidiaries. Neither we, nor any of our Subsidiary Guarantors, are subject to any material or significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of our senior notes is subject to certain customary covenants, with which we complied as of December 31, 2014.

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

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.25 times from March 31, 2013, through December 31, 2014, and 2.50 times thereafter through maturity, and a maximum consolidated leverage ratio of 3.00 times through maturity. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense ("EBITDAR"). Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from our lenders. We had a consolidated fixed charge coverage ratio of 5.36 times and 4.98 times as of December 31, 2014 and 2013, respectively, and a consolidated leverage ratio of 1.72 times and 1.90 times as of December 31, 2014 and 2013, respectively, remaining in compliance with all covenants related to the borrowing arrangements. Under our current financing plan, we have targeted an adjusted debt to EBITDAR ratio range of 2.00 times to 2.25 times.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the years ended December 31, 2014 and 2013 (dollars in thousands):

	For the Year Ended December 31,
	2014	2013
GAAP net income	$778,182	$670,292
Add: Interest expense	53,290	49,074
Rent expense	263,028	254,892
Provision for income taxes	444,000	388,650
Depreciation expense	193,418	183,220
Amortization expense (benefit)	787	(40)
Non-cash share-based compensation	23,095	21,722
Non-GAAP EBITDAR	$1,755,800	$1,567,810

Interest expense	$53,290	$49,074
Capitalized interest	11,480	10,644
Rent expense	263,028	254,892
Total fixed charges	$327,798	$314,610

Consolidated fixed charge coverage ratio	5.36	4.98

GAAP debt	$1,396,640	$1,396,208
Stand-by letters of credit	47,861	51,715
Discount on senior notes	3,385	3,890
Six-times rent expense	1,578,168	1,529,352
Non-GAAP adjusted debt	$3,026,054	$2,981,165

Consolidated leverage ratio	1.72	1.90

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

Share repurchase program:
Under our share repurchase program, as approved by our Board of Directors, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 5, 2014, August 13, 2014, and

February 4, 2015, our Board of Directors each time approved a resolution to increase the authorization amount under our share repurchase program by an additional $500 million, resulting in a cumulative authorization amount of $5.0 billion. Each additional $500 million authorization is effective for a three-year period beginning on their respective announcement date.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program (in thousands, except per share data):

	For the Year Ended December 31,
	2014	2013
Shares repurchased	5,743	8,529
Average price per share	$150.86	$109.38
Total investment	$866,398	$932,900

As of December 31, 2014, we had $279 million remaining under our share repurchase program. Subsequent to the end of the year and through February 27, 2015, we repurchased an additional 0.1 million shares of our common stock under our share repurchase program, at an average price of $197.48, for a total investment of $28 million. We have repurchased a total of 46 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through February 27, 2015, at an average price of $91.38 for a total aggregate investment of $4.2 billion. As of February 27, 2015, we had approximately $752 million remaining under our share repurchase program.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2014, included commitments for short and long-term debt arrangements, interest payments related to long-term debt, future payments under non-cancelable lease arrangements, self-insurance reserves, purchase obligations for construction contract commitments and other long-term liabilities, which are identified in the table below and are fully disclosed in Note 6 "Leasing," Note 9 "Share-Based Compensation and Benefit Plans" and Note 10 "Commitments" to the Consolidated Financial Statements. We expect to fund these commitments primarily with operating cash flows expected to be generated in the normal course of business or through borrowings under our Revolving Credit Facility.

Deferred income taxes, as well as commitments with various suppliers for the purchase of inventory, are not reflected in the table below due to the absence of scheduled maturities, the nature of the account or the commitment's cancellation terms. Due to the absence of scheduled maturities, the timing of certain of these payments cannot be determined, except for amounts estimated to be payable in 2015, which are included in "Current liabilities" on our Consolidated Balance Sheets.

We record a reserve for potential liabilities related to uncertain tax positions, including estimated interest and penalties, which are fully disclosed in Note 13 "Income Taxes" to the Consolidated Financial Statements. These estimates are not included in the table below because the timing related to the realized deferred income taxes' ultimate resolution or settlement of these positions cannot be determined. As of December 31, 2014, we recorded a net liability of $58 million related to these uncertain tax positions on our Consolidated Balance Sheets, all of which was included as a component of "Other liabilities".

	Payments Due By Period
	Total	Before 1 Year	Years 1 and 2	Years 3 and 4	Years 5 and Over
	(In thousands)
Contractual Obligations:
Long-term debt principal and interest payments (1)	$1,844,781	$61,200	$122,400	$122,400	$1,538,781
Future minimum lease payments under capital leases (2)	25	25	—	—	—
Future minimum lease payments under operating leases (2)	2,021,511	252,098	460,191	368,126	941,096
Other obligations	1,200	600	600	—	—
Self-insurance reserves (3)	132,879	64,882	40,247	16,416	11,334
Construction commitments	65,871	65,871	—	—	—
Other long-term liabilities (4)	15,378	—	—	—	15,378
Total contractual cash obligations	$4,081,645	$444,676	$623,438	$506,942	$2,506,589

(1)
Our Revolving Credit Facility, which has a maximum aggregate commitment of $600 million and matures in July of 2018, bears interest (other than swing line loans), at our option, at either the Base Rate or Eurodollar Rate (both as defined in the agreement) plus a margin, that will vary from 0.875% to 1.250% in the case of loans bearing interest at the Eurodollar Rate and 0.000% to 0.250% in the case of loans bearing interest at the Base Rate, in each case based upon the better of the ratings assigned to our debt by Moody's Investor Service, Inc. and Standard & Poor's Rating Services, subject to limited exceptions. Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin described above. In addition, we pay a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments, varying from 0.125% to 0.250% per annum based upon the better of the ratings assigned to our debt by Moody's Investor Service, Inc. and Standard & Poor's Rating Services, subject to limited exceptions. Based on our credit ratings at December 31, 2014, our margin for Base Rate loans was 0.000%, our margin for Eurodollar Rate loans was 0.975% and our facility fee was 0.150%. As of December 31, 2014, we had no outstanding borrowings under our Revolving Credit Facility. Based upon our current credit ratings, our current margin for Base Rate loans is 0.000%, our margin for Eurodollar Rate loans is 0.875% and our facility fee is 0.125%

(2)
The minimum lease payments above do not include certain tax, insurance and maintenance costs, which are also required contractual obligations under our operating leases but are generally not fixed and can fluctuate from year to year. These expenses historically average approximately 20% of the corresponding lease payments.

(3)
We use various self-insurance mechanisms to provide for potential liabilities from workers' compensation, vehicle and general liability, and employee health care benefits. The self-insurance reserves above are at the undiscounted obligation amount. The self-insurance reserves liabilities are recorded on our Consolidated Balance Sheets at our estimate of their net present value and do not have scheduled maturities; however, we can estimate the timing of future payments based upon historical patterns.

(4)
The projected obligation related to future payments under the Company's nonqualified deferred compensation plan, the timing of which cannot be estimated. See Note 9 "Share-Based Compensation and Benefit Plans" to the Consolidated Financial Statements for further information on the Company's compensation plans.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which we have an obligation to the entity that is not recorded in our consolidated financial statements. We historically utilized various off-balance sheet financial instruments, including sale-leaseback and synthetic lease transactions, but we have not entered into any such transactions for over five years and do not plan to utilize off-balance sheet arrangements in the future to fund our working capital requirements, operations or growth plans.

We issue stand-by letters of credit provided by a $200 million sub limit under the Revolving Credit Facility that reduce our available borrowings under the Revolving Credit Facility. Those letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance. Letters of credit totaling $48 million and $52 million were outstanding at December 31, 2014 and 2013, respectively.

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources. See "Contractual Obligations" and Note 10 "Commitments" to the Consolidated Financial Statements for information on our operating leases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with GAAP requires the application of certain estimates and judgments by management. Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the consolidated financial statements are prepared. Management believes that the following policies are critical due to the inherent uncertainty of these matters and the complex and subjective judgments required in establishing these estimates. Management continues to review these critical accounting policies and estimates to ensure that the consolidated financial statements are presented fairly in accordance with GAAP. However, actual results could differ from our assumptions and estimates and such differences could be material.

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

We also record a reserve to reduce the carrying value of our perpetual inventory to account for quantities in our perpetual records above the actual existing quantities on hand caused by unrecorded shrink. We estimate this reserve based on the results of our extensive and frequent cycle counting programs and periodic, full physical inventories. To the extent that our estimates do not accurately reflect the actual unrecorded inventory shrinkage, we could potentially experience a material impact to our inventory balances. We have historically been able to provide a timely and accurate measurement of shrink and have not experienced material adjustments to our estimates. If the shrink reserve changed 10% from the estimate that we recorded based on our historical experience at December 31, 2014, the financial impact would have been approximately $1 million or 0.1% of pretax income for the year ended December 31, 2014.

•
Valuation of Long-Lived Assets and Goodwill - We evaluate the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. As part of the evaluation, we review performance at the store level to identify any stores with current period operating losses that should be considered for impairment. A potential impairment has occurred if the projected future undiscounted cash flows realized from the best possible use of the asset are less than the carrying value of the asset. The estimate of cash flows includes management's assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives and fair values of the assets. Actual results could differ from these estimates, which could materially impact our impairment assessment.

We review goodwill for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We have never recorded an impairment to goodwill. The process of evaluating goodwill for impairment involves the determination of the fair value of our Company using the market approach. Inherent in such fair value determinations are certain judgments and estimates, including estimates which incorporate assumptions marketplace participants would use in making their estimates of fair value. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, we will adjust the carrying value of these assets in the period in which the impairment occurs; however, we do not believe there has been any change of events or circumstances that would indicate that a reevaluation of goodwill is required as of December 31, 2014, nor do we believe goodwill is at risk of failing impairment testing. If the price of O'Reilly stock, which was a primary input used to determine our market capitalization during step one of goodwill impairment testing, changed by 10% from the value used during testing, the results and our conclusions would not have changed and no further steps would have been required.

•
Supplier Concessions – We receive concessions from our suppliers through a variety of programs and arrangements, including co-operative advertising, allowances for warranties, merchandise allowances and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes, are reported as a reduction of advertising expense in the period in which the advertising occurred. All other material supplier concessions are recognized as a reduction to the cost of sales. Amounts receivable from suppliers also include amounts due to us relating to supplier purchases and product returns. Management regularly reviews amounts receivable from suppliers and assesses the need for a reserve for uncollectible amounts based on our evaluation of our suppliers' financial position and corresponding ability to meet their financial obligations. Based on our historical results and current assessment, we have not recorded a reserve for uncollectible amounts in our consolidated financial statements, and we do not believe there is a reasonable likelihood that our ability to collect these amounts will differ from our expectations. The eventual ability of our suppliers to pay us the obliged amounts could differ from our assumptions and estimates, and we may be exposed to losses or gains that could be material.

•
Warranty Reserves – We offer warranties on certain merchandise we sell with warranty periods ranging from 30 days to limited lifetime warranties. The risk of loss arising from warranty claims is typically the obligation of our suppliers. Certain suppliers provide upfront allowances to us in lieu of accepting the obligation for warranty claims. For this merchandise, when sold, we bear the risk of loss associated with the cost of warranty claims. Differences between supplier allowances received in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to cost of sales. Estimated warranty costs, which are recorded as obligations at the time of sale, are based on the historical failure rate of each individual product line. Our historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims. If warranty reserves were changed 10% from our estimated reserves at December 31, 2014, the financial impact would have been approximately $3 million or 0.3% of pretax income for the year ended December 31, 2014.

•
Self-Insurance Reserves – We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities from workers' compensation, general liability, vehicle liability, property loss, and Team Member health care benefits. With the exception of certain Team Member health care benefit liabilities, employment related claims and litigation, certain commercial litigation and certain regulatory matters, we obtain third-party insurance coverage to limit our exposure for any individual workers' compensation, general liability, vehicle liability or property loss claim. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, and growth patterns and exposure forecasts. The assumptions made by management as they relate to each of these factors represent our judgment as to the most probable cumulative impact of each factor to our future obligations. Our calculation of self-insurance liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date and the application of alternative assumptions could result in a different estimate of these liabilities. Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains. As we obtain additional information that affects the assumptions and estimates we used to recognize liabilities for claims incurred in prior accounting periods, we adjust our self-insurance liabilities to reflect the revised estimates based on this additional information. These liabilities are recorded at our estimate of their net present value, using a credit-adjusted discount rate. These liabilities do not have scheduled maturities, but we can estimate the timing of future payments based upon historical patterns. We could apply alternative assumptions regarding the timing of payments or the applicable discount rate that could result in materially different estimates of the net present value of the liabilities. If self-insurance reserves were changed 10% from our estimated reserves at December 31, 2014, the financial impact would have been approximately $12 million or 1.0% of pretax income for the year ended December 31, 2014.

•
Legal Reserves – We maintain reserves for expenses associated with litigation for which O'Reilly is currently involved. We are currently involved in litigation incidental to the ordinary conduct of our business. We resolved the governmental investigations and litigation that were being conducted against CSK Auto Corporation ("CSK") and certain of CSK's former employees for alleged conduct relating to periods prior to the 2008 acquisition date. As a result of the acquisition, we incurred legal fees and costs related to such investigations, litigation and indemnity obligations. Our legal reserve was principally recorded as an assumed liability in our allocation of the purchase price of CSK. Management, with the assistance of outside legal counsel, must make estimates of potential legal obligations and possible liabilities arising from such litigation and records reserves for these expenditures. If legal reserves were changed 10% from our estimated reserves at December 31, 2014, the financial impact would have been approximately $2 million or 0.2% of pretax income for the year ended December 31, 2014.

•
Taxes – We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We regularly review our potential tax liabilities for tax years subject to audit. The amount of such liabilities is based on various factors, such as differing interpretations of tax regulations by the responsible tax authority, experience with previous tax audits and applicable tax law rulings. Changes in our tax liability may occur in the future as our assessments change based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations. In management's opinion, adequate provisions for income taxes have been made for all years presented. The estimates of our potential tax liabilities contain uncertainties because management must use judgment to estimate the exposures associated with our various tax positions and actual results could differ from our estimates. Alternatively, we could have applied assumptions regarding the eventual outcome of the resolution of open tax positions that could differ from our current estimates but that would still be reasonable given the nature of a particular position. While our estimates are subject to the uncertainty noted in the preceding discussion, our initial estimates of our potential tax liabilities have historically not been materially different from actual results except in instances where we have reversed liabilities that were recorded for periods that were subsequently closed with the applicable taxing authority.

INFLATION AND SEASONALITY

For the last three fiscal years, we have generally been successful in reducing the effects of merchandise cost increases principally by taking advantage of supplier incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. To the extent our acquisition cost increased due to base commodity price increases industry-wide, we have typically been able to pass along these increased costs through higher retail prices for the affected products. As a result, we do not believe inflation has had a material adverse effect on our operations.

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

QUARTERLY RESULTS

The following table sets forth certain quarterly unaudited operating data for fiscal 2014 and 2013. The unaudited quarterly information includes all adjustments which management considers necessary for a fair presentation of the information shown. The unaudited operating data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included therein.

	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share and comparable store sales data)
Comparable store sales	6.3%	5.1%	6.2%	6.3%
Sales	$1,727,943	$1,847,088	$1,876,872	$1,764,178
Gross profit	877,716	950,877	968,201	912,107
Operating income	287,120	336,474	343,768	303,012
Net income	173,860	205,647	216,997	181,678
Earnings per share – basic (1)	$1.64	$1.94	$2.10	$1.79
Earnings per share – assuming dilution (1)	$1.61	$1.91	$2.06	$1.76

	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share and comparable store sales data)
Comparable store sales	0.6%	6.5%	4.6%	5.4%
Sales	$1,585,009	$1,714,969	$1,728,025	$1,621,234
Gross profit	798,663	871,875	879,163	819,300
Operating income	251,084	296,261	300,380	255,760
Net income	154,329	177,127	186,489	152,347
Earnings per share – basic (1)	$1.38	$1.61	$1.72	$1.43
Earnings per share – assuming dilution (1)	$1.36	$1.58	$1.69	$1.40

(1)	Earnings per share amounts are computed independently for each quarter and annual period. The quarterly earnings per share amounts may not sum to equal the full-year earnings per share.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the "Revolving Credit Facility") with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. As of December 31, 2014, we had no outstanding borrowings under our Revolving Credit Facility.

We had outstanding fixed rate debt of $1.40 billion and $1.40 billion as of December 31, 2014 and 2013, respectively. The fair value of our fixed rate debt was estimated at $1.53 billion and $1.41 billion as of December 31, 2014 and 2013, respectively, which was determined by reference to quoted market prices.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of December 31, 2014, our cash and cash equivalents totaled $251 million.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of O'Reilly Automotive, Inc. and Subsidiaries (the "Company"), under the supervision and with the participation of the Company's principal executive officer and principal financial officer and effected by the Company's Board of Directors, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company's principal executive officer and principal financial officer, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013 framework). Based on this assessment, management believes that as of December 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company's consolidated financial statements and has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, as stated in their report which is included herein.

/s/ Greg Henslee	/s/ Thomas McFall
Greg Henslee	Thomas McFall
President & Chief Executive Officer	Executive Vice President of Finance &
February 27, 2015	Chief Financial Officer
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O'Reilly Automotive, Inc. and Subsidiaries

We have audited O'Reilly Automotive, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). O'Reilly Automotive, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, O'Reilly Automotive, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of O'Reilly Automotive, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014, of O'Reilly Automotive, Inc. and Subsidiaries and our report dated February 27, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O'Reilly Automotive, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of O'Reilly Automotive, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O'Reilly Automotive, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), O'Reilly Automotive, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 27, 2015

Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$250,560	$231,318
Accounts receivable, less allowance for doubtful accounts $8,713 in 2014 and $6,661 in 2013	143,900	131,504
Amounts receivable from suppliers	69,311	66,619
Inventory	2,554,789	2,375,047
Other current assets	48,418	30,713
Total current assets	3,066,978	2,835,201

Property and equipment, at cost	3,993,509	3,606,837
Less: accumulated depreciation and amortization	1,334,949	1,181,734
Net property and equipment	2,658,560	2,425,103

Notes receivable, less current portion	13,349	13,066
Goodwill	756,384	756,225
Other assets, net	45,030	37,613
Total assets	$6,540,301	$6,067,208

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$2,417,167	$2,056,521
Self-insurance reserves	64,882	57,700
Accrued payroll	78,442	65,520
Accrued benefits and withholdings	62,946	41,262
Deferred income taxes	17,258	20,222
Other current liabilities	189,836	181,718
Current portion of long-term debt	25	67
Total current liabilities	2,830,556	2,423,010

Long-term debt, less current portion	1,396,615	1,396,141
Deferred income taxes	85,164	80,713
Other liabilities	209,548	201,023

Shareholders' equity:
Preferred stock, $0.01 par value:
Authorized shares - 5,000,000
Issued and outstanding shares - none	—	—
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
101,602,935 as of December 31, 2014, and
105,939,766 as of December 31, 2013	1,016	1,059
Additional paid-in capital	1,194,929	1,118,929
Retained earnings	822,473	846,333
Total shareholders' equity	2,018,418	1,966,321

Total liabilities and shareholders' equity	$6,540,301	$6,067,208

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Income
(In thousands, except per share data)

	For the Year Ended December 31,
	2014	2013	2012
Sales	$7,216,081	$6,649,237	$6,182,184
Cost of goods sold, including warehouse and distribution expenses	3,507,180	3,280,236	3,084,766
Gross profit	3,708,901	3,369,001	3,097,418

Selling, general and administrative expenses	2,438,527	2,265,516	2,120,025
Operating income	1,270,374	1,103,485	977,393

Other income (expense):
Interest expense	(53,290)	(49,074)	(40,200)
Interest income	2,301	1,992	2,441
Other, net	2,797	2,539	1,887
Total other expense	(48,192)	(44,543)	(35,872)

Income before income taxes	1,222,182	1,058,942	941,521

Provision for income taxes	444,000	388,650	355,775
Net income	$778,182	$670,292	$585,746

Earnings per share-basic:
Earnings per share	$7.46	$6.14	$4.83
Weighted-average common shares outstanding – basic	104,262	109,244	121,182

Earnings per share-assuming dilution:
Earnings per share	$7.34	$6.03	$4.75
Weighted-average common shares outstanding – assuming dilution	106,041	111,101	123,314

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2011	127,180	$1,272	$1,110,105	$1,733,474	$2,844,851
Net income	—	—	—	585,746	585,746
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	124	1	9,552	—	9,553
Net issuance of common stock upon exercise of stock options	1,860	19	54,857	—	54,876
Excess tax benefit of stock options exercised	—	—	38,572	—	38,572
Share based compensation	—	—	19,996	—	19,996
Share repurchases, including fees	(16,201)	(162)	(149,172)	(1,295,953)	(1,445,287)
Balance at December 31, 2012	112,963	$1,130	$1,083,910	$1,023,267	$2,108,307
Net income	—	—	—	670,292	670,292
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	113	—	10,663	—	10,663
Net issuance of common stock upon exercise of stock options	1,393	14	59,731	—	59,745
Excess tax benefit of stock options exercised	—	—	30,811	—	30,811
Share based compensation	—	—	19,531	—	19,531
Share repurchases, including fees	(8,529)	(85)	(85,717)	(847,226)	(933,028)
Balance at December 31, 2013	105,940	$1,059	$1,118,929	$846,333	$1,966,321
Net income	—	—	—	778,182	778,182
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	86	1	11,180	—	11,181
Net issuance of common stock upon exercise of stock options	1,320	13	59,581	—	59,594
Excess tax benefit of stock options exercised	—	—	49,150	—	49,150
Share based compensation	—	—	20,474	—	20,474
Share repurchases, including fees	(5,743)	(57)	(64,385)	(802,042)	(866,484)
Balance at December 31, 2014	101,603	$1,016	$1,194,929	$822,473	$2,018,418

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$778,182	$670,292	$585,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	194,205	183,180	177,106
Amortization of debt discount and issuance costs	2,086	2,054	1,788
Excess tax benefit from stock options exercised	(49,150)	(30,811)	(38,631)
Deferred income taxes	1,487	1,919	8,162
Share-based compensation programs	23,095	21,722	22,026
Other	5,592	7,405	7,464
Changes in operating assets and liabilities:
Accounts receivable	(19,271)	(16,937)	4,404
Inventory	(179,742)	(96,876)	(276,904)
Accounts payable	360,646	127,178	645,706
Income taxes payable	32,158	24,777	71,346
Accrued payroll	12,923	5,400	7,655
Accrued benefits and withholdings	28,899	2,355	5,464
Other	(680)	6,368	30,223
Net cash provided by operating activities	1,190,430	908,026	1,251,555

Investing activities:
Purchases of property and equipment	(429,987)	(395,881)	(300,719)
Proceeds from sale of property and equipment	2,880	1,731	3,044
Payments received on notes receivable	3,705	5,396	4,157
Other	—	—	(23,889)
Net cash used in investing activities	(423,402)	(388,754)	(317,407)

Financing activities:
Proceeds from the issuance of long-term debt	—	299,976	298,881
Payment of debt issuance costs	—	(2,967)	(2,376)
Principal payments on capital leases	(72)	(224)	(935)
Repurchases of common stock	(866,484)	(933,028)	(1,445,287)
Excess tax benefit from stock options exercised	49,150	30,811	38,631
Net proceeds from issuance of common stock	69,620	69,350	63,514
Net cash used in financing activities	(747,786)	(536,082)	(1,047,572)

Net increase (decrease) in cash and cash equivalents	19,242	(16,810)	(113,424)
Cash and cash equivalents at beginning of the year	231,318	248,128	361,552
Cash and cash equivalents at end of the year	$250,560	$231,318	$248,128

Supplemental disclosures of cash flow information:
Income taxes paid	$416,458	$362,596	$274,637
Interest paid, net of capitalized interest	51,203	46,760	34,655

See accompanying Notes to consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business:
O'Reilly Automotive, Inc. ("O'Reilly" or the "Company") is a specialty retailer and supplier of automotive aftermarket parts. The Company's stores carry an extensive product line, including new and remanufactured automotive hard parts, maintenance items and various automotive accessories. As of December 31, 2014, the Company owned and operated 4,366 stores in 43 states, servicing both the do-it-yourself ("DIY") customer and the professional service provider. The Company's robust distribution system provides stores with same-day or overnight access to an extensive inventory of hard-to-find items not typically stocked in the stores of other auto parts retailers.

Segment reporting:
The Company is managed and operated by a single management team reporting to the chief operating decision maker. O'Reilly stores have similar characteristics including the nature of the products and services, the type and class of customers and the methods used to distribute products and provide service to its customers and, as a whole, make up a single operating segment. The Company does not prepare discrete financial information with respect to product lines, types of customers or geographic locations and as such has one reportable segment.

Reclassification:
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on reported totals for assets, liabilities, shareholders' equity, cash flows or net income.

Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of estimates:
The preparation of the consolidated financial statements, in conformity with United States generally accepted accounting principles ("GAAP"), requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash equivalents:
Cash equivalents include investments with maturities of 90 days or less on the date of purchase.

Accounts receivable:
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. The Company considers the following factors when determining if collection is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. Allowances for doubtful accounts are determined based on historical experience and an evaluation of the current composition of accounts receivable. Amounts due to the Company from its Team Members are included as a component of accounts receivable. These amounts consist primarily of purchases of merchandise on Team Member accounts. Accounts receivable due from Team Members was approximately $1.0 million as of December 31, 2014 and 2013.

The Company grants credit to certain customers who meet the Company's pre-established credit requirements. Concentrations of credit risk with respect to these receivables are limited because the Company's customer base consists of a large number of small customers, spreading the credit risk across a broad base. The Company also controls this credit risk through credit approvals, credit limits and accounts receivable and credit monitoring procedures. Generally, the Company does not require security when credit is granted to customers. Credit losses are provided for in the Company's consolidated financial statements and have consistently been within management's expectations.

Amounts receivable from suppliers:
The Company receives concessions from its suppliers through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates and co-operative advertising. Co-operative advertising allowances that are incremental to the Company's advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred. All other supplier concessions are recognized as a reduction to the cost of sales. Amounts receivable from suppliers also includes amounts due to the Company for changeover merchandise and product returns. The Company regularly reviews supplier receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company's suppliers' financial positions and corresponding abilities to meet financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the amounts receivable from suppliers and the Company did not record a reserve for uncollectable amounts from suppliers in the consolidated financial statements as of December 31, 2014 or 2013.

Inventory:
Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Inventory also includes capitalized costs related to procurement, warehousing and distribution centers ("DCs"). Cost has been determined using the last-in, first-out ("LIFO") method, which more accurately matches costs with related revenues. Over time, as the Company's merchandise inventory purchases have increased, the Company negotiated improved acquisition costs from its suppliers and the corresponding price deflation exhausted the Company's LIFO reserve balance. The Company's policy is to not write up the value of its inventory in excess of its replacement cost, and accordingly, the Company's merchandise inventory has been effectively recorded at replacement cost since December 31, 2013. The replacement cost of inventory was $2.56 billion and $2.38 billion as of December 31, 2014 and 2013, respectively. LIFO costs exceeded replacement costs by $61.4 million and $21.6 million at December 31, 2014 and 2013, respectively.

Property and equipment:
Property and equipment are carried at cost. Depreciation is calculated using the straight-line method generally over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the estimated economic life of the assets. The lease term includes renewal options determined by management at lease inception for which failure to execute renewal options would result in a substantial economic penalty to the Company. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is recognized in the Company's Consolidated Statements of Income. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

Notes receivable:
The Company had notes receivable from suppliers and other third parties amounting to $17.5 million and $17.2 million at December 31, 2014 and 2013, respectively. The notes receivable, which do not bear interest, are due in varying amounts through March 22, 2022. The Company regularly reviews its notes receivable for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company's borrowers' financial positions and corresponding abilities to meet financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the notes receivable and the Company did not record a reserve for uncollectable notes receivable in the consolidated financial statements as of December 31, 2014 or 2013.

Goodwill and other intangibles:
The accompanying Consolidated Balance Sheets at December 31, 2014 and 2013, include goodwill and other intangible assets recorded as the result of acquisitions. The Company reviews goodwill for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values, rather than systematically amortizing goodwill against earnings. During 2014 and 2013, the goodwill impairment test included a quantitative assessment, which compared the fair value of the reporting unit to its carrying amount, including goodwill. The Company operates as a single reporting unit, and the Company determined that its fair value exceeded its carrying value, including goodwill, as of December 31, 2014 and 2013; as such, no goodwill impairment adjustment was required as of December 31, 2014 and 2013. Finite-lived intangibles are carried at cost. Amortization is calculated using the straight-line method, generally over the estimated useful lives of the intangibles.

Impairment of long-lived assets:
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset. If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not historically recorded any material impairment to its long-lived assets and the Company did not record an impairment to its long-lived assets during the year ended December 31, 2014 or 2013.

Valuation of investments:
The Company has an unsecured obligation to pay, in the future, the value of deferred compensation and a Company match relating to employee participation in the Company’s nonqualified deferred compensation plan (the "Deferred Compensation Plan") (see Note 9). The future obligation is adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant. The Company invests in various marketable securities with the intention of selling these securities to fulfill its future obligations under the Deferred Compensation Plan. The investments in this plan were stated at fair value based on quoted market prices (see Note 2), were accounted for as trading securities and were included as a component of "Other assets, net" on the accompanying Consolidated Balance Sheets as of December 31, 2014.

Self-insurance reserves:
The Company uses a combination of insurance and self-insurance mechanisms to provide for potential liabilities for Team Member health care benefits, workers' compensation, vehicle liability, general liability and property loss. With the exception of certain Team Member health care benefit liabilities, employment related claims and litigation, certain commercial litigation and certain regulatory matters, the Company obtains third-party insurance coverage to limit its exposure. The Company estimates its self-insurance liabilities by considering a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, growth patterns and exposure forecasts. Certain of these liabilities were recorded at an estimate of their net present value, using a credit-adjusted discount rate.

The following table identifies the components of the Company's self-insurance reserves as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Self-insurance reserves (undiscounted)	$132,879	$126,715
Self-insurance reserves (discounted)	123,276	116,062

The current portion of the Company's discounted self-insurance reserves totaled $64.9 million and $57.7 million as of December 31, 2014 and 2013, respectively. The remainder was included within "Other liabilities" on the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013.

Warranties:
The Company offers warranties on certain merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties. The risk of loss arising from warranty claims is typically the obligation of the Company's suppliers. Certain suppliers provide upfront allowances to the Company in lieu of accepting the obligation for warranty claims. For this merchandise, when sold, the Company bears the risk of loss associated with the cost of warranty claims. Differences between supplier allowances received by the Company in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to cost of sales. Estimated warranty costs, which are recorded as obligations at the time of sale, are based on the historical failure rate of each individual product line. The Company's historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims. See Note 7 for further information concerning the Company's aggregate product warranty liability.

Litigation reserves:
O'Reilly is currently involved in litigation incidental to the ordinary conduct of the Company's business. The Company records reserves for litigation losses in instances where a material adverse outcome is probable and the Company is able to reasonably estimate the probable loss. The Company reserves for an estimate of material legal costs to be incurred on pending litigation matters. Although the Company cannot ascertain the total amount of liability that it may incur from any of these matters, the Company does not currently believe that in the aggregate, taking into account applicable insurance coverage, these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows. In addition, O'Reilly was involved in resolving legacy governmental investigations and litigation commenced by the Department of Justice ("DOJ") and Securities and Exchange Commission ("SEC") against CSK Automotive Corporation ("CSK") and certain former CSK employees arising out of alleged conduct relating to periods prior to the Company's acquisition of CSK in 2008; as a result, O'Reilly incurred legal fees and costs related to potential indemnification obligations. See Note 11 for further information concerning these legal matters.

Share repurchases:
In January of 2011, the Company's Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. All shares repurchased under the share repurchase program are retired and recorded under the par value method on the accompanying Consolidated Balance Sheets. See Note 8 for further information concerning the Company's share repurchase program.

Revenue recognition:
Over-the-counter retail sales are recorded when the customer takes possession of the merchandise. Sales to professional service provider customers, also referred to as "commercial sales," are recorded upon same-day delivery of the merchandise to the customer, generally at the customer's place of business. Wholesale sales to other retailers, also referred to as "jobber sales," are recorded upon shipment of the merchandise from a regional DC with same-day delivery to the jobber customer's location. Internet retail sales are recorded when the merchandise is shipped or when the merchandise is picked up in a store. All sales are recorded net of estimated returns allowances, discounts and taxes.

Cost of goods sold and selling, general and administrative expenses:
The following table illustrates the primary costs classified in each major expense category:

Cost of goods sold, including warehouse and distribution expenses	Selling, general and administrative expenses
Total cost of merchandise sold, including:	Payroll and benefit costs for store and corporate Team Members
Freight expenses associated with acquiring merchandise and with moving merchandise inventories from the Company's distribution centers to the stores	Occupancy costs of store and corporate facilities
Defective merchandise and warranty costs	Depreciation and amortization related to store and corporate assets
Supplier allowances and incentives, including:	Vehicle expenses for store delivery services
Allowances that are not reimbursements for specific, incremental and identifiable costs	Self-insurance costs
Cash discounts on payments to suppliers	Closed store expenses
Costs associated with the Company's supply chain, including:	Other administrative costs, including:
Payroll and benefit costs	Accounting, legal and other professional services
Warehouse occupancy costs	Bad debt, banking and credit card fees
Transportation costs	Supplies
Depreciation	Travel
Inventory shrinkage	Advertising costs

Operating leases:
The Company recognizes rent expense on a straight-line basis over the lease terms of its stores, DCs and corporate offices. Generally, the lease term for stores and corporate offices is the base lease term and the lease term for DCs includes the base lease term plus certain renewal option periods for which renewal is reasonably assured and failure to exercise the renewal option would result in a significant economic penalty. The Company's policy is to amortize leasehold improvements associated with the Company's operating leases over the lesser of the lease term or the estimated economic life of those assets.

Advertising expenses:
Advertising expense consists primarily of expenses related to the Company's integrated marketing program, which includes television, radio, direct mail and newspaper distribution, in-store and online promotions, and sports and event sponsorships. The Company expenses advertising costs as incurred. The Company also participates in cooperative advertising arrangements with certain of its suppliers. Advertising expense, net of cooperative advertising allowances from suppliers that were incremental to the advertising program, specific to the product or event and identifiable for accounting purposes, included as a component of "Selling, general and administrative expenses" ("SG&A") on the accompanying Consolidated Statements of Income amounted to $79.0 million, $78.3 million and $74.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Share-based compensation and benefit plans:
The Company sponsors employee share-based benefit plans and employee and director share-based compensation plans. The Company recognizes compensation expense over the requisite service period for its share-based plans based on the fair value of the awards on the date of the grant, award or issuance. Share-based plans include stock option awards issued under the Company's employee incentive plans, director stock plan, stock issued through the Company's employee stock purchase plan and stock awarded to employees and directors through other compensation plans. See Note 9 for further information concerning these plans.

Pre-opening expenses:
Costs associated with the opening of new stores, which consist primarily of payroll and occupancy costs, are charged to SG&A as incurred. Costs associated with the opening of new distribution centers, which consist primarily of payroll and occupancy costs, are included as a component of "Cost of goods sold, including warehouse and distribution expenses" on the accompanying Consolidated Statements of Income as incurred.

Interest expense:
The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average interest rates incurred on its long-term borrowings. Total interest costs capitalized for the years ended December 31, 2014, 2013 and 2012, were $11.5 million, $10.6 million and $6.1 million, respectively.

In conjunction with the issuance or amendment of long-term debt instruments, the Company incurs various costs including debt registration fees, accounting and legal fees and underwriter and book runner fees. These debt issuance costs have been deferred and are being amortized over the term of the corresponding debt issue and the amortization expense is included as a component of "Interest expense" in the accompanying Consolidated Statements of Income. Deferred debt issuance costs totaled $9.9 million and $11.5 million, net of accumulated amortization, as of December 31, 2014 and 2013, respectively, of which $1.6 million and $1.6 million were included within "Other current assets" on the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013, with the remainder included within "Other assets, net" on the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013.

The Company issued its long-term senior notes at a discount. The original issuance discount on the senior notes is recorded as a reduction of the principal amount due for the corresponding senior notes and is accreted over the term of the applicable senior note, with the accretion expense included as a component of “Interest expense” in the accompanying Consolidated Statements of Income. Original issuance discounts, net of accretion, totaled $3.4 million and $3.9 million as of December 31, 2014 and 2013, respectively.

See Note 5 for further information concerning debt issuance costs and original issuance discounts associated with the issuances of or amendments to long-term debt instruments.

Income taxes:
The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on differences between the GAAP basis and tax basis of assets and liabilities using enacted tax rules and rates currently scheduled to be in effect for the year in which the differences are expected to reverse. Tax carry forwards are also recognized in deferred tax assets and liabilities under this method. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date. The Company would record a valuation allowance against deferred tax assets to the extent it is more likely than not the amount will not be realized, based upon evidence available at the time of the determination and any change in the valuation allowance is recorded in the period of a change in such determination. The Company did not establish a valuation allowance for deferred tax assets as of December 31, 2014 and 2013, as it was considered more likely than not that deferred tax assets were realizable through a combination of future taxable income, the realization of deferred tax liabilities and tax planning strategies. The Company regularly reviews its potential tax liabilities for tax years subject to audit. The amount of such liabilities is based on various factors, such as differing interpretations of tax regulations by the responsible tax authority, experience with previous tax audits and applicable tax law rulings. Changes in the Company's tax liability may occur in the future as its assessments change based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations. In management's opinion, adequate provisions for income taxes have been made for all years presented. The estimates of the Company's potential tax liabilities contain uncertainties because management must use judgment to estimate the exposures associated with the Company's various tax positions and actual results could differ from estimates.

Earnings per share:
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the fiscal period. Diluted earnings per share is calculated by dividing the weighted-average number of common shares outstanding plus, the common stock equivalents associated with the potential impact of dilutive stock options. Certain common stock equivalents that could potentially dilute basic earnings per share in the future were not included in the fully diluted computation because they would have been antidilutive. Generally, stock options are antidilutive and excluded from the earnings per share calculation when the exercise price exceeds the market price of the common shares. See Note 14 for further information concerning these common stock equivalents.

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

Financial assets and liabilities measured at fair value on a recurring basis:
The carrying amount of the Company's marketable securities is included in "Other assets, net" on the accompanying Consolidated Balance Sheets as of December 31, 2014 (see Note 9). The table below identifies the estimated fair value of the Company's marketable securities, determined by reference to quoted market prices (Level 1), as of December 31, 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$15,378	$—	$—	$15,378

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of December 31, 2014 and 2013, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company's senior notes are included in "Long-term debt, less current portion" on the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013 (see Note 5).

The table below identifies the estimated fair value of the Company's senior notes, using the market approach. The fair values of the Company's senior notes as of December 31, 2014 and 2013, were determined by reference to quoted market prices of the same or similar instruments (Level 2):

	December 31, 2014		December 31, 2013
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.875% Senior Notes due 2021	$497,876	$566,700	$497,525	$524,434
4.625% Senior Notes due 2021	299,650	337,222	299,598	310,141
3.800% Senior Notes due 2022	299,109	310,749	299,011	290,453
3.850% Senior Notes due 2023	299,980	311,656	$299,976	$289,362

The accompanying Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from suppliers and accounts payable. Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 3 – PROPERTY AND EQUIPMENT

The following table identifies the types of property and equipment included in the accompanying consolidated financial statements as of December 31, 2014 and 2013 (in thousands, except useful lives):

	Original Useful Lives	December 31, 2014	December 31, 2013
Land		$527,471	$457,858
Buildings and building improvements	15 – 39 years	1,418,479	1,197,369
Leasehold improvements	3 – 25 years	523,550	483,578
Furniture, fixtures and equipment	3 – 20 years	1,052,846	960,928
Vehicles	5 – 10 years	279,874	251,505
Construction in progress		191,289	255,599
Total property and equipment		3,993,509	3,606,837
Less: accumulated depreciation and amortization		1,334,949	1,181,734
Net property and equipment		$2,658,560	$2,425,103

The Company recorded depreciation and amortization expense related to property and equipment in the amounts of $193.4 million, $183.2 million and $176.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The contractual terms of all original and amended vehicle capital lease agreements expired in the fourth quarter of 2013. The vehicles under these expired capital lease agreements were either disposed, purchased by the Company or remain under short-term monthly agreements with the original lessor. The gross value of capital lease assets included in the "Vehicles" amount of the above table was $7.0 million at December 31, 2013. As of December 31, 2013, the Company recorded accumulated amortization on these capital lease assets in the amounts of $7.0 million, all of which was included in "accumulated depreciation and amortization" in the above table.

NOTE 4 – GOODWILL AND OTHER INTANGIBLES

Goodwill:
Goodwill is reviewed for impairment annually during the fourth quarter, or more frequently if events or changes in business conditions indicate that impairment may exist. Goodwill is not amortizable for financial statement purposes. During the year ended December 31, 2014, the Company recorded an increase in goodwill of $0.2 million, resulting from adjustments to purchase price allocations related to small acquisitions. During the year ended December 31, 2013, the Company recorded a decrease in goodwill of $2.2 million, resulting from adjustments to purchase price allocations related to small acquisitions. The Company did not record any goodwill impairment during the years ended December 31, 2014 or 2013.

The following table identifies the changes in goodwill for the years ended December 31, 2014 and 2013 (in thousands):

Balance at December 31, 2012	$758,410
Activity	(2,185)
Balance at December 31, 2013	756,225
Activity	159
Balance at December 31, 2014	$756,384

As of December 31, 2014 and 2013, other than goodwill, the Company did not have any other indefinite lived intangible assets.

Intangibles other than goodwill:
The following table identifies the components of the Company's amortizable intangibles as of December 31, 2014 and 2013 (in thousands):

	Cost of Amortizable Intangibles		Accumulated Amortization (Expense) Benefit		Net Amortizable Intangibles
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Amortizable intangible assets:
Favorable leases	$49,780	$50,910	$(35,145)	$(32,463)	$14,635	$18,447
Non-compete agreements	617	647	(344)	(428)	273	219
Total amortizable intangible assets	$50,397	$51,557	$(35,489)	$(32,891)	$14,908	$18,666

Unfavorable leases	$49,200	$49,380	$40,263	$36,758	$8,937	$12,622

The Company recorded favorable lease assets in conjunction with the acquisition of CSK; these favorable lease assets represent the values of operating leases acquired with favorable terms. These favorable leases had an estimated weighted-average remaining useful life of approximately 9.4 years as of December 31, 2014. For the years ended December 31, 2014, 2013 and 2012, the Company recorded amortization expense of $3.9 million, $4.0 million and $4.7 million, respectively, related to its amortizable intangible assets, which are included in "Other assets, net" on the accompanying Consolidated Balance Sheets.

The Company recorded unfavorable lease liabilities in conjunction with the acquisition of CSK; these unfavorable lease liabilities represent the values of operating leases acquired with unfavorable terms. These unfavorable leases had an estimated weighted-average remaining useful life of approximately 4.5 years as of December 31, 2014. For the years ended December 31, 2014, 2013 and 2012, the Company recognized an amortized benefit of $3.7 million, $4.5 million and $5.7 million, respectively, related to these unfavorable operating leases, which are included in "Other liabilities" on the accompanying Consolidated Balance Sheets.

The following table identifies the estimated amortization expense and benefit of the Company's intangibles for each of the next five years as of December 31, 2014 (in thousands):

	Amortization Expense	Amortization Benefit	Total Amortization (Expense) Benefit
2015	$(2,656)	$2,772	$116
2016	(2,301)	2,055	(246)
2017	(1,885)	1,493	(392)
2018	(1,422)	923	(499)
2019	(1,200)	712	(488)
Total	$(9,464)	$7,955	$(1,509)

NOTE 5 – FINANCING

The following table identifies the balances of the Company's financing facilities as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Revolving Credit Facility	$—	$—
4.875% Senior Notes due 2021 (1), effective interest rate of 4.966%	497,876	497,525
4.625% Senior Notes due 2021 (2), effective interest rate of 4.648%	299,650	299,598
3.800% Senior Notes due 2022 (3), effective interest rate of 3.845%	299,109	299,011
3.850% Senior Notes due 2023 (4), effective interest rate of 3.851%	$299,980	$299,976

(1)	Net of unamortized discount of $2.1 million and $2.5 million as of December 31, 2014 and 2013, respectively.

(2)	Net of unamortized discount of $0.4 million as of December 31, 2014 and 2013.

(3)	Net of unamortized discount of $0.9 million and $1.0 million as of December 31, 2014 and 2013, respectively.

(4)	Net of unamortized discount of less than $0.1 million as of December 31, 2014 and 2013.

As of December 31, 2014, the Company had no principal maturities of its financing facilities scheduled within the next five years and $1.4 billion scheduled thereafter.

Unsecured revolving credit facility:
On January 14, 2011, the Company entered into a credit agreement, as amended by Amendment No. 1 dated as of September 9, 2011, and as further amended by Amendment No. 2 dated as of July 2, 2013 (the "Credit Agreement"). The Credit Agreement provides for a $600 million unsecured revolving credit facility (the "Revolving Credit Facility") arranged by Bank of America, N.A., which is scheduled to mature in July of 2018. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility. As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million. As of December 31, 2014 and 2013, the Company had outstanding letters of credit, primarily to support obligations related to workers' compensation, general liability and other insurance policies, in the amount of $47.9 million and $51.7 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts. As of December 31, 2014 and 2013, the Company had no outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company's option, at the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin for Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company's debt by Moody's Investor Service, Inc. and Standard & Poor's Ratings Services ("S&P"), subject to limited exceptions. Based upon the Company's credit ratings at December 31, 2014, its margin for Base Rate loans was 0.000%, its margin for Eurodollar Rate loans was 0.975% and its facility fee was 0.150%. On January 26, 2015, S&P raised the Company's rating, which moved the Company's Revolving Credit Facility applicable rate to the tier one pricing level, thus reducing the facility fee and interest rate margins on borrowings on Eurodollar Rate loans. Based upon the Company's improved credit rating, its current margin for Base Rate loans is 0.000%, its margin for Eurodollar Rate loans is 0.875% and its facility fee is 0.125%.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.25 times from March 31, 2013, through December 31, 2014, and 2.50 times thereafter through maturity, and a maximum consolidated leverage ratio of 3.00 times through maturity. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of December 31, 2014, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:
The Company has issued $1.4 billion aggregate principal amount of unsecured senior notes due between 2021 and 2023 with United Missouri Bank, N.A. as trustee. Interest on the unsecured notes of 3.800% to 4.875% is payable biannually and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries ("Subsidiary Guarantors") that incurs or guarantees obligations under the Company's Credit Agreement or under other credit facility or capital markets debt of the Company's or any of the Company's Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the Subsidiary Guarantor's guarantee under the Company's Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all of the property of, the Subsidiary Guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by the Company and the Company has no independent assets or operations other than those of its subsidiaries. The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries. Neither the Company, nor any of its Subsidiary Guarantors, is subject to any material or significant restrictions on the Company's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of December 31, 2014.

NOTE 6 – LEASING

The following table identifies the future minimum lease payments under all of the Company's operating and capital leases for each of the next five years and in the aggregate as of December 31, 2014 (in thousands):

	Operating Leases		Capital Leases
	Related Parties	Non-Related Parties	Non-Related Parties	Total
2015	$4,621	$247,477	$25	$252,123
2016	4,659	234,267	—	238,926
2017	4,526	216,739	—	221,265
2018	4,318	191,781	—	196,099
2019	2,756	169,271	—	172,027
Thereafter	8,917	932,179	—	941,096
Total	$29,797	$1,991,714	$25	$2,021,536

Capital lease agreements:
The Company assumed certain building capital leases in the acquisition of CSK. The only remaining building capital lease agreement will expire on April 30, 2015. The present value of future minimum lease payments under this building capital lease at December 31, 2014 and 2013, was less than $0.1 million and was classified as long-term debt in the accompanying Consolidated Balance Sheets. The Company did not acquire any additional buildings under capital leases during the years ended December 31, 2014 or 2013.

Operating lease commitments:
The Company leases certain office space, retail stores, property and equipment under long-term, non-cancelable operating leases. Most of these leases include renewal options and some include options to purchase, provisions for percentage rent based on sales and/or incremental step increase provisions.

The future minimum lease payments under the Company's operating leases, in the table above, do not include potential amounts for percentage rent or other operating lease related costs and have not been reduced by expected future minimum sublease income. Expected future minimum sublease income under non-cancelable subleases is approximately $15.3 million at December 31, 2014.

The following table summarizes the net rent expense amounts for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
Minimum operating lease expense	$254,565	$247,039	$234,113
Contingent rents	759	701	744
Other lease related occupancy costs	11,688	11,257	10,043
Total rent expense	267,012	258,997	244,900
Less: sublease income	3,984	4,105	4,031
Net rent expense	$263,028	$254,892	$240,869

See Note 12 for further information on the Company's related party operating leases.

NOTE 7 – WARRANTIES

The Company's product warranty liabilities are included in "Other current liabilities" on the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013. The following table identifies the changes in the Company's aggregate product warranty liabilities for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Balance at January 1,	$33,386	$28,001
Warranty claims	(52,297)	(50,859)
Warranty accruals	53,137	56,244
Balance at December 31,	$34,226	$33,386

NOTE 8 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company's Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions, for a three-year period. The Company and its Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 5, 2014, August 13, 2014, and February 4, 2015, the Company's Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $500 million, resulting in a cumulative authorization amount of $5.0 billion. Each additional $500 million authorization is effective for a three-year period beginning on their respective announcement date.

The following table identifies shares of the Company's common stock that have been repurchased as part of the Company's publicly announced share repurchase program (in thousands, except per share data):

	For the Year Ended December 31,
	2014	2013
Shares repurchased	5,743	8,529
Average price per share	$150.86	$109.38
Total investment	$866,398	$932,900

As of December 31, 2014, the Company had $279.3 million remaining under its share repurchase program. Subsequent to the end of the year and through February 27, 2015, the Company repurchased an additional 0.1 million shares of our common stock under our share repurchase program, at an average price of $197.48, for a total investment of $27.8 million. The Company has repurchased a total of 46.5 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through February 27, 2015, at an average price of $91.38 for a total aggregate investment of $4.2 billion. As of February 27, 2015, the Company had approximately $751.5 million remaining under its share repurchase program.

NOTE 9 – SHARE-BASED COMPENSATION AND BENEFIT PLANS

The Company recognizes share-based compensation expense based on the fair value of the grants, awards or shares at the time of the grant, award or issuance. Share-based compensation includes stock option awards issued under the Company's employee incentive plans and director stock plan, restricted stock awarded under the Company's employee incentive plans, performance incentive plan and director stock plan, stock issued through the Company's employee stock purchase plan and stock awarded to employees through other benefit programs.

The table below identifies the shares that have been authorized for issuance and the shares available for future issuance under the Company plans, as of December 31, 2014 (in thousands):

Plans	Total Shares Authorized for Issuance under the Plans	Shares Available for Future Issuance under the Plans
Employee Incentive Plans	34,000	6,552
Director Stock Plan	1,000	263
Performance Incentive Plan	650	373
Employee Stock Purchase Plans	4,250	824
Profit Sharing and Savings Plan	4,200	349

Stock options:
The Company's employee incentive plans provide for the granting of stock options for the purchase of common stock of the Company to certain key employees of the Company. Employee stock options are granted at an exercise price that is equal to the closing market price of the Company's common stock on the date of the grant. Employee stock options granted under the plans expire after ten years and typically vest 25% per year, over four years. The Company records compensation expense for the grant date fair value of the option awards, adjusted for estimated forfeitures, evenly over the minimum required service period.

The table below identifies the employee stock option activity under these plans during the year ended December 31, 2014:

	Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	5,177	$54.28
Granted	392	150.82
Exercised	(1,310)	45.26
Forfeited	(234)	85.25
Outstanding at December 31, 2014	4,025	$64.82	5.8	$514,443
Vested or expected to vest at December 31, 2014	3,879	$63.61	5.7	$500,413
Exercisable at December 31, 2014	2,617	$43.60	4.6	$389,953

The Company's director stock plan provides for the granting of stock options for the purchase of common stock of the Company to directors of the Company. Director stock options are granted at an exercise price that is equal to the closing market price of the Company's common stock on the date of the grant. Director stock options granted under the plans expire after seven years and vest fully after six months. The Company records compensation expense for the grant date fair value of the option awards evenly over the vesting period.

The table below identifies the director stock option activity under this plan during the year ended December 31, 2014:

	Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	50	$37.37
Granted	—	—
Exercised	(10)	30.08
Forfeited	—	—
Outstanding at December 31, 2014	40	$39.19	1.6	$6,137
Vested or expected to vest at December 31, 2014	40	$39.19	1.6	$6,137
Exercisable at December 31, 2014	40	$39.19	1.6	$6,137

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options' expected life.

•

•	Expected life - Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount by which the Company's stock price has historically fluctuated.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014		2013		2012
Risk free interest rate	1.60%		0.96%		0.59%
Expected life	5.3	Years	5.0	Years	3.9	Years
Expected volatility	24.3%		31.0%		33.5%
Expected dividend yield	—%		—%		—%

The Company's forfeiture rate is the estimated percentage of options awarded that are expected to be forfeited or canceled prior to becoming fully vested. The Company's estimate is evaluated periodically, and is based upon historical experience at the time of evaluation and reduces expense ratably over the vesting period or the minimum required service period.

The following table summarizes activity related to stock options awarded by the Company for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
Compensation expense for stock options awarded (in millions)	$18.7	$17.8	$18.5
Income tax benefit from compensation expense related to stock options (in millions)	6.9	6.8	7.1
Total intrinsic value of stock options exercised (in millions)	147.2	95.8	113.6
Cash received from exercise of stock options (in millions)	59.6	59.7	54.9
Weighted-average grant-date fair value of options awarded	$38.18	$29.98	$23.57
Weighted-average remaining contractual life of exercisable options (in years)	4.56	4.77	5.13

The remaining unrecognized compensation expense related to unvested stock option awards at December 31, 2014, was $28.3 million and the weighted-average period of time over which this cost will be recognized is 2.4 years.

Restricted stock:
The Company's performance incentive plan provides for the award of shares of restricted stock to its corporate and senior management that vest evenly over a three-year period and are held in escrow until such vesting has occurred. Generally, unvested shares are forfeited when an employee ceases employment. The fair value of shares awarded under this plan is based on the closing market price of the Company's common stock on the date of award and compensation expense is recorded over the minimum required service period.

The table below identifies the employee restricted stock activity under this plan during the year ended December 31, 2014:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2013	20	$92.02
Granted during the period	13	147.58
Vested during the period (1)	(16)	103.09
Forfeited during the period	(1)	121.85
Non-vested at December 31, 2014	16	$123.68

(1)	Includes 7 thousand shares withheld to cover employees' taxes upon vesting.

The Company's director stock plan provides for the award of shares of restricted stock that vest evenly over a three-year period and are held in escrow until such vesting has occurred. Unvested shares are forfeited when a director ceases their service on the Company's

Board of Directors for reasons other than death or retirement. The fair value of shares awarded under this plan is based on the closing market price of the Company's common stock on the date of award and compensation expense is recorded evenly over the vesting period.

The table below identifies the director restricted stock activity under this plan during the year ended December 31, 2014:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2013	11	$94.18
Granted during the period	3	146.05
Vested during the period	(6)	84.12
Forfeited during the period	—	—
Non-vested at December 31, 2014	8	$124.44

The following table summarizes activity related to restricted stock awarded by the Company for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
Compensation expense for restricted shares awarded (in millions)	$2.6	$2.2	$2.0
Income tax benefit from compensation expense related to restricted shares (in millions)	$1.0	$0.8	$0.8
Total fair value of restricted shares at vest date (in millions)	$3.7	$3.3	$2.7
Shares awarded under the plans (in thousands)	16.4	21.2	23.7
Average grant-date fair value of shares awarded under the plans	$147.23	$102.63	$90.10

The remaining unrecognized compensation expense related to unvested restricted share awards at December 31, 2014, was $2.0 million and the weighted-average period of time over which this cost will be recognized is 2.1 years.

Employee stock purchase plan:
The Company's employee stock purchase plan (the "ESPP") permits eligible employees to purchase shares of the Company's common stock at 85% of the fair market value. Employees may authorize the Company to withhold up to 5% of their annual salary to participate in the plan. The fair value of shares issued under the ESPP is based on the average of the high and low market prices of the Company's common stock during the offering periods. Compensation expense is recognized based on the discount between the grant-date fair value and the employee purchase price for the shares sold to employees.

The following table summarizes activity related to the Company's ESPP for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
Compensation expense for shares issued under the ESPP (in millions)	$1.8	$1.7	$1.5
Income tax benefit from compensation expense for shares issued under the ESPP (in millions)	$0.7	$0.6	$0.6
Shares issued under the ESPP (in thousands)	77.0	100.6	114.6
Weighted-average price of shares issued under the ESPP	$130.12	$95.51	$75.42

Profit sharing and savings plan:
The Company sponsors a contributory profit sharing and savings plan (the "401(k) Plan") that covers substantially all employees who are at least 21 years of age and have at least six months of service. The Company makes matching contributions equal to 100% of the first 2% of each employee's wages that are contributed and 25% of the next 4% of each employee's wages that are contributed. Beginning in 2014, an employee must be employed on December 31 to receive that year's Company matching contribution, with the matching contribution funded annually in the January following the year in which the matching contribution was earned. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company did not make any discretionary contributions to the 401(k) Plan during the years ended December 31, 2014, 2013 or 2012. The Company expensed matching contributions under the 401(k) Plan in the amounts of $16.8 million, $16.5 million and $15.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Nonqualified deferred compensation plan:
The Company sponsors a nonqualified deferred compensation plan (the "Deferred Compensation Plan") for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of compensation, including salary and incentive based compensation that would have been covered under the 401(k) Plan, which are then matched by the Company using the same formula as the 401(k) Plan. Beginning in 2014, an employee must be employed on December 31 to receive that year's Company matching contribution, with the matching contribution funded annually in the January following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $15.4 million as of December 31, 2014, and was included within "Other liabilities" on the Consolidated Balance Sheet. The Company expensed matching contributions under the Deferred Compensation Plan in the amounts of $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 10 – COMMITMENTS

Construction commitments:
As of December 31, 2014, the Company had construction commitments in the amount of $65.9 million.

Letter of credit commitments:
As of December 31, 2014, the Company had outstanding letters of credit, primarily to satisfy workers' compensation, general liability and other insurance policies, in the amount of $47.9 million (see Note 5).

Debt financing commitments:
The Company's senior notes are redeemable in whole, at any time, or in part, from time to time, at the Company's option upon not less than 30 nor more than 60 days' notice at a redemption price, plus any accrued and unpaid interest to, but not including the redemption date, equal to the greater of (i) 100% of the principal amount thereof or (ii) the sum of the present value of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semiannual basis at the applicable Treasury Yield plus basis points identified in the indentures governing the notes. In addition, if at any time the Company undergoes a Change of Control Triggering Event (as defined in the indentures governing the notes), the holders may require the Company to repurchase all or a portion of their senior notes at a price equal to 101% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any, to but not including the repurchase date (see Note 5).

Self-insurance reserves:
The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for Team Member health care benefits, workers' compensation, vehicle liability, general liability and property loss. With the exception of certain Team Member health care benefit liabilities, employment related claims and litigation, certain commercial litigation and certain regulatory matters, the Company obtains third-party insurance coverage to limit its exposure to this obligation.

NOTE 11 – LEGAL MATTERS

O'Reilly is currently involved in litigation incidental to the ordinary conduct of the Company's business. The Company records reserves for litigation losses in instances where a material adverse outcome is probable and the Company is able to reasonably estimate the probable loss. The Company reserves for an estimate of material legal costs to be incurred in pending litigation matters. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters, taking into account applicable insurance and reserves, will have a material adverse effect on its consolidated financial position, results of operations or cash flows in a particular quarter or annual period.

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

In addition, O'Reilly was involved in resolving governmental investigations that were being conducted against CSK and CSK's former officers and other litigation, prior to its acquisition by O'Reilly, as described below. As previously reported all governmental investigations and litigation related to these CSK legacy issues, both civil and criminal, have concluded. However, under Delaware law, the charter documents of the CSK entities, and certain indemnification agreements, CSK may have certain indemnification obligations. As a result of the CSK acquisition, O'Reilly has incurred legal fees and costs related to these potential indemnification obligations arising from the litigation commenced by the Department of Justice and SEC against CSK's former employees. Whether those legal fees and costs are covered by CSK's insurance is subject to uncertainty, and, given its complexity and scope, the final outcome cannot be predicted at this time. O'Reilly has a remaining reserve, with respect to the indemnification obligations of $11.6 million at December 31, 2014, which relates to the payment of those legal fees and costs already incurred. It is possible that in a particular quarter or annual period the Company's results of operations and cash flows could be materially affected by resolution of such matter, depending, in part, upon the results of operations or cash flows for such period. However, at this time, management believes that the ultimate outcome of this matter, after consideration of applicable reserves, should not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

NOTE 12 – RELATED PARTIES

The Company leases certain land and buildings related to 77 of its O'Reilly Auto Parts stores and one of its bulk facilities under fifteen- or twenty-year operating lease agreements with entities in which certain of the Company's affiliated directors, members of an affiliated director's immediate family or certain of the Company's executive officers, are affiliated. Generally, these lease agreements provide for renewal options for an additional five years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreements. Lease payments under these operating leases totaled $4.6 million, $4.4 million and $4.4 million during the years ended December 31, 2014, 2013 and 2012, respectively. The Company believes that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties. See Note 6 for further information on the Company's operating leases.

NOTE 13 – INCOME TAXES

Deferred income tax assets and liabilities:
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include the tax effect of carryforwards.

The following table identifies significant components of the Company's deferred tax assets and liabilities as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Current:
Allowance for doubtful accounts	$2,357	$1,997
Tax credits	3,250	1,636
Other accruals	67,468	61,100
Total current deferred tax assets	73,075	64,733
Noncurrent:
Tax credits	11,475	5,333
Net operating losses	746	1,180
Other accruals	63,968	59,176
Other	16,468	16,181
Total noncurrent deferred tax assets	92,657	81,870
Total deferred tax assets	165,732	146,603
Deferred tax liabilities:
Current:
Inventories	90,333	84,955
Total current deferred tax liabilities	90,333	84,955
Noncurrent:
Property and equipment	139,604	131,851
Other	38,217	30,732
Total noncurrent deferred tax liabilities	177,821	162,583
Total deferred tax liabilities	268,154	247,538
Net deferred tax liabilities	$(102,422)	$(100,935)

The following table reconciles the above net deferred tax assets (liabilities) as presented on the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Deferred tax assets - current	$73,075	$64,733
Deferred tax liabilities - current	(90,333)	(84,955)
Deferred tax liabilities - current	(17,258)	(20,222)

Deferred tax assets - noncurrent	92,657	81,870
Deferred tax liabilities - noncurrent	(177,821)	(162,583)
Deferred tax liabilities - noncurrent	(85,164)	(80,713)

Net deferred tax liabilities	$(102,422)	$(100,935)

Provision for income taxes:
The following table reconciles the “Provision for income taxes" included in the accompanying Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Current	Deferred	Total
2014
Federal	$399,271	$5,987	$405,258
State	43,242	(4,500)	38,742
	$442,513	$1,487	$444,000
2013
Federal	$348,303	$847	$349,150
State	38,428	1,072	39,500
	$386,731	$1,919	$388,650
2012
Federal	$311,631	$10,030	$321,661
State	35,982	(1,868)	34,114
	$347,613	$8,162	$355,775

The following table outlines the reconciliation of the “Provision for income taxes" amounts included in the accompanying Consolidated Statements of Income to the amounts computed at the federal statutory rate for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Federal income taxes at statutory rate	$427,764	$370,632	$329,532
State income taxes, net of federal tax benefit	25,320	26,802	22,426
Other items, net	(9,084)	(8,784)	3,817
Total provision for income taxes	$444,000	$388,650	$355,775

The excess tax benefit associated with the exercise of non-qualified stock options has been included within “Additional paid-in capital" on the accompanying consolidated financial statements.

As of December 31, 2014, the Company had tax credit carryforwards available for state tax purposes, net of federal impact, of $14.7 million. As of December 31, 2014, the Company had net operating loss carryforwards available for state purposes of $19.7 million. The Company's state net operating loss carryforwards generally expire in years ranging from 2022 to 2028, and the Company's tax credits generally expire in 2024.

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

Unrecognized tax benefits:
The following table summarizes the changes in the gross amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Balance as of January 1,	$50,459	$51,004	$45,800
Additions based on tax positions related to the current year	4,665	7,046	8,100
Additions based on tax positions related to prior years	—	—	1,301
Payments related to items settled with taxing authorities	(300)	(1,056)	(451)
Reductions due to the lapse of statute of limitations and settlements	(5,226)	(6,535)	(3,746)
Balance as of December 31,	$49,598	$50,459	$51,004

For the years ended December 31, 2014, 2013 and 2012, the Company recorded a reserve for unrecognized tax benefits (including interest and penalties) of $58.4 million, $58.6 million and $59.3 million, respectively. All of the unrecognized tax benefits recorded as of December 31, 2014, would affect the Company's effective tax rate if recognized, generally net of the federal tax effect of approximately $16.8 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of the years ended December 31, 2014, 2013 and 2012, the Company had accrued approximately $8.8 million, $8.1 million and $8.3 million, respectively, of interest and penalties related to uncertain tax positions before the benefit of the deduction for interest on state and federal returns. During the years ended December 31, 2014, 2013 and 2012, the Company recorded tax expense related to an increase in its liability for interest and penalties of $2.8 million, $2.1 million and $2.6 million, respectively. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2015, the Company expects a reduction of $17.0 million of unrecognized tax benefits during the one-year period subsequent to December 31, 2014, resulting from settlement or expiration of the statute of limitations.

The Company's United States federal income tax returns for tax years 2012 and beyond remain subject to examination by the Internal Revenue Service (“IRS"). The IRS concluded an examination of the O'Reilly consolidated 2011 federal income tax return in the second quarter of 2014. The statute of limitations for the Company's federal income tax returns for tax years 2010 and prior expired on September 15, 2014. The statute of limitations for the Company's U.S. federal income tax return for 2011 will expire on September 15, 2015, unless otherwise extended. The IRS is currently conducting an examination of the Company's consolidated returns for the tax year 2012 and 2013. The Company's state income tax returns remain subject to examination by various state authorities for tax years ranging from 2003 through 2013.

NOTE 14 – EARNINGS PER SHARE

The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	For the Year Ended December 31,
	2014	2013	2012
Numerator (basic and diluted):
Net income	$778,182	$670,292	$585,746

Denominator:
Denominator for basic earnings per share - weighted-average shares	104,262	109,244	121,182
Effect of stock options (1)	1,779	1,857	2,132
Denominator for diluted earnings per share - weighted-average shares	106,041	111,101	123,314

Earnings per share:
Earnings per share-basic	$7.46	$6.14	$4.83
Earnings per share-assuming dilution	$7.34	$6.03	$4.75

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	363	498	1,816
Weighted-average exercise price per share of antidilutive stock options (1)	$151.65	$103.80	$87.88

(1)	See Note 9 for further discussion on the terms of the Company's share-based compensation plans.

Subsequent to the end of the year and through February 27, 2015, the Company repurchased 0.1 million shares of its common stock, at an average price of $197.48, for a total investment of $27.8 million.

NOTE 15 – QUARTERLY RESULTS (Unaudited)

The following table sets forth certain quarterly unaudited operating data for the fiscal years ended December 31, 2014 and 2013. The unaudited quarterly information includes all adjustments, which the Company considers necessary for a fair presentation of the information shown:

	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Sales	$1,727,943	$1,847,088	$1,876,872	$1,764,178
Gross profit	877,716	950,877	968,201	912,107
Operating income	287,120	336,474	343,768	303,012
Net income	173,860	205,647	216,997	181,678
Earnings per share – basic (1)	$1.64	$1.94	$2.10	$1.79
Earnings per share – assuming dilution (1)	$1.61	$1.91	$2.06	$1.76

	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Sales	$1,585,009	$1,714,969	$1,728,025	$1,621,234
Gross profit	798,663	871,875	879,163	819,300
Operating income	251,084	296,261	300,380	255,760
Net income	154,329	177,127	186,489	152,347
Earnings per share – basic (1)	$1.38	$1.61	$1.72	$1.43
Earnings per share – assuming dilution (1)	$1.36	$1.58	$1.69	$1.40

(1)	Earnings per share amounts are computed independently for each quarter and annual period. The quarterly earnings per share amounts may not sum to equal the full-year earnings per share.

The unaudited operating data presented above should be read in conjunction with the Company's consolidated financial statements and related notes, and the other financial information included therein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the management of O'Reilly Automotive, Inc. and Subsidiaries (the "Company"), under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) and as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company (including its consolidated subsidiaries) in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company, under the supervision and with the participation of the Company's principal executive officer and principal financial officer and effected by the Company's Board of Directors, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) or 15(d)-15(f) under the Exchange Act. The Company's internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company's principal executive officer and principal financial officer, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on this assessment, management believes that as of December 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company's consolidated financial statements and has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, which is included in Item 8.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by Part III is incorporated by reference from O'Reilly Automotive, Inc. and Subsidiaries' (the "Company") Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders ("Proxy Statement"), which will be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the end of the Company's most recent fiscal year. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Company's Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Directors and Officers:
The information regarding the directors of the Company will be included in the Company's Proxy Statement under the caption "Proposal 1- Election of Directors" and "Information Concerning the Board of Directors" and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the end of the Company's most recent fiscal year. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I, in accordance with General Instruction G(3) to Form 10-K, for the Company's executive officers who are not also directors.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K, will be included in the Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Code of Ethics:
The Company's Board of Directors has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief operating officer, chief financial officer, chief accounting officer, controller and any person performing similar functions) and Team Members. The Company's Code of Ethics is available on its website at www.oreillyauto.com, under the "Corporate Home" caption. The information on the Company's website is not a part of this Annual Report on Form 10-K and is not incorporated by reference in this report or any of the Company's other filings with the SEC.

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

The Board of Directors has established an Audit Committee pursuant to Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of Jay D. Burchfield, Thomas T. Hendrickson, Paul R. Lederer, John Murphy and Ronald Rashkow, each an independent director in accordance with The Nasdaq Stock Market Marketplace Rule 5605(a)(2), the standards of Rule 10A-3 of the Exchange Act and the requirements of The Nasdaq Stock Market Marketplace Rule 5605(c)(2). In addition, our Board of Directors has determined that Mr. Murphy, Chairman of the Audit Committee, qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

Item 11. Executive Compensation

Director and Officer compensation:
The information required by Item 402 of Regulation S-K will be included in the Company's Proxy Statement under the captions "Compensation of Executive Officers" and "Director Compensation" and is incorporated herein by reference.

Compensation Committee:
The information required by Item 407(e)(4) and (e)(5) of Regulation S-K will be included in the Company's Proxy Statement under the captions "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K will be included in the Company's Proxy Statement under the caption "Equity Compensation Plans" and is incorporated herein by reference.

The information required by Item 403 of Regulation S-K will be included in the Company's Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included in the Company's Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

The information required by Item 407(a) of Regulation S-K will be included in the Company's Proxy Statement under the caption "Director Independence" and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A will be included in the Company's Proxy Statement under the caption "Fees Paid to Independent Registered Public Accounting Firm" and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements - O'Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O'Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders' Report of the registrant for the year ended December 31, 2014, are filed with this Annual Report in Part II, Item 8:

Management's Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm – Financial Statements

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012

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

See Exhibit Index beginning on page E-1.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses	Additions - Charged to Other Accounts - Describe	Deductions - Describe		Balance at End of Period
Sales and returns allowances:
For the year ended December 31, 2014	$6,500	$355	$—	$—		$6,855
For the year ended December 31, 2013	7,326	(826)	—	—		6,500
For the year ended December 31, 2012	6,406	920	—	—		7,326

Allowance for doubtful accounts:
For the year ended December 31, 2014	$6,661	$8,919	$—	$6,867	(1)	$8,713
For the year ended December 31, 2013	6,447	8,499	—	8,285	(1)	6,661
For the year ended December 31, 2012	6,403	8,043	—	7,999	(1)	6,447

(1)	Uncollectable accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O'REILLY AUTOMOTIVE, INC.
(Registrant)

Date:	February 27, 2015
By:	/s/ Greg Henslee
Greg Henslee
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:	February 27, 2015

	/s/ David O'Reilly	/s/ Charlie O'Reilly
	David O'Reilly	Charlie O'Reilly
	Director and Chairman of the Board	Director and Vice-Chairman of the Board

	/s/ Larry O'Reilly	/s/ Rosalie O'Reilly Wooten
	Larry O'Reilly	Rosalie O'Reilly Wooten
	Director and Vice-Chairman of the Board	Director

	/s/ Jay D. Burchfield	/s/ Thomas T. Hendrickson
	Jay D. Burchfield	Thomas T. Hendrickson
	Director	Director

	/s/ Paul R. Lederer	/s/ John R. Murphy
	Paul R. Lederer	John R. Murphy
	Director	Director

	/s/ Ronald Rashkow	/s/ Greg Henslee
	Ronald Rashkow	Greg Henslee
	Director	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas McFall
Thomas McFall
Executive Vice President of Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated April 1, 2008, between O'Reilly Automotive, Inc., OC Acquisition Company and CSK Auto Corporation, filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated April 7, 2008, is incorporated herein by this reference.

2.2
Agreement and Plan of Merger, dated December 29, 2010, between O'Reilly Automotive, Inc., O'Reilly Holdings, Inc. and O'Reilly MergerCo, Inc., filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated December 29, 2010, is incorporated herein by this reference.

3.1	Amended and Restated Articles of Incorporation of the Registrant, as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated August 13, 2014, is incorporated herein by this reference.
4.1	Form of Stock Certificate for Common Stock, filed as Exhibit 4.1 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.
4.2
Indenture, dated as of January 14, 2011, among O'Reilly Automotive, Inc. as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 14, 2011, is incorporated herein by this reference.

4.3
Indenture, dated as of September 19, 2011, among O'Reilly Automotive, Inc. as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 19, 2011, is incorporated herein by this reference.

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

10.4 (a)
Form of Retirement Agreement between the Registrant and David E. O'Reilly, filed as Exhibit 10.4 to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by this reference.

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

10.15 (a)
2001 Amendment to the O'Reilly Automotive, Inc. 1993 Stock Option Plan, dated May 8, 2001, filed as Exhibit 10.24 to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by this reference.

10.16 (a)
First Amendment to Retirement Agreement, dated February 7, 2001, filed as Exhibit 10.26 to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference.

10.17 (a)
Fourth Amendment to the O'Reilly Automotive, Inc. 1993 Stock Option Plan, dated February 7, 2001, filed as Exhibit 10.27 to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by this reference.

10.18 (a)
Amended and Restated O'Reilly Automotive, Inc. 2003 Incentive Plan, filed as Appendix B to the Registrant's Proxy Statement for 2005 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.19 (a)
Amended and Restated O'Reilly Automotive, Inc. 2003 Directors' Stock Plan, filed as Appendix C to the Registrant's Proxy Statement for 2005 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.20 (a)
O'Reilly Automotive, Inc. 2009 Stock Purchase Plan, filed as Appendix A to the Registrant's Proxy Statement for 2009 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.21 (a)
O'Reilly Automotive, Inc. 2009 Incentive Plan, filed as Appendix B to the Registrant's Proxy Statement for 2009 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.22 (a)
Form of Stock Option Agreement, dated as of December 31, 2009, filed as Exhibit 10.47 to the Registrant's Annual Shareholders' Report on Form 10-K for the year ended December 31, 2009, is incorporated herein by this reference.

10.23
Credit Agreement, dated as of January 14, 2011, among O'Reilly Automotive, Inc., as the lead Borrower itself and the other Borrowers from time to time party thereto, the Guarantors from time to time party thereto, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 14, 2011, is incorporated herein by this reference.

10.24
Amendment No. 1 to the Credit Agreement, dated as of September 9, 2011, by and among O'Reilly Automotive, Inc., as the lead Borrower, Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 9, 2011, is incorporated herein by this reference.

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

10.26 (a)	O'Reilly Automotive, Inc. Director Compensation Program, as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated herein by this reference.
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

10.31 (a)
Form of O'Reilly Automotive, Inc. Executive Incentive Compensation Clawback Policy Acknowledgment, between O'Reilly Automotive, Inc. ("O'Reilly") and certain O'Reilly Executive Officers, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 29, 2015, is incorporated herein by this reference.

10.32 (a)
Form of Change in Control Severance Agreement between O'Reilly and certain O'Reilly Executive Officers, filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 29, 2015, is incorporated herein by this reference.

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