Form 10-Q
period 2015-03-31
O REILLY AUTOMOTIVE INC
filed 2015-05-08
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common stock, $0.01 par value - 100,989,965 shares outstanding as of May 4, 2015.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$473,646	$250,560
Accounts receivable, net	162,020	143,900
Amounts receivable from suppliers	69,545	69,311
Inventory	2,527,982	2,554,789
Other current assets	40,928	48,418
Total current assets	3,274,121	3,066,978

Property and equipment, at cost	4,080,350	3,993,509
Less: accumulated depreciation and amortization	1,381,502	1,334,949
Net property and equipment	2,698,848	2,658,560

Notes receivable, less current portion	12,414	13,349
Goodwill	756,384	756,384
Other assets, net	43,943	45,030
Total assets	$6,785,710	$6,540,301

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$2,470,749	$2,417,167
Self-insurance reserves	67,676	64,882
Accrued payroll	75,059	78,442
Accrued benefits and withholdings	42,413	62,946
Deferred income taxes	16,651	17,258
Income taxes payable	78,939	—
Other current liabilities	200,888	189,836
Current portion of long-term debt	6	25
Total current liabilities	2,952,381	2,830,556

Long-term debt, less current portion	1,396,741	1,396,615
Deferred income taxes	81,330	85,164
Other liabilities	211,758	209,548

Shareholders' equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
101,347,744 as of March 31, 2015, and
101,602,935 as of December 31, 2014	1,013	1,016
Additional paid-in capital	1,234,133	1,194,929
Retained earnings	908,354	822,473
Total shareholders' equity	2,143,500	2,018,418

Total liabilities and shareholders' equity	$6,785,710	$6,540,301
Note: The balance sheet at December 31, 2014, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.
See accompanying Notes to condensed consolidated financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended March 31,
	2015	2014
Sales	$1,901,903	$1,727,943
Cost of goods sold, including warehouse and distribution expenses	914,944	850,227
Gross profit	986,959	877,716

Selling, general and administrative expenses	636,586	590,596
Operating income	350,373	287,120

Other income (expense):
Interest expense	(14,402)	(13,409)
Interest income	580	631
Other, net	1,113	618
Total other expense	(12,709)	(12,160)

Income before income taxes	337,664	274,960
Provision for income taxes	124,800	101,100
Net income	$212,864	$173,860

Earnings per share-basic:
Earnings per share	$2.09	$1.64
Weighted-average common shares outstanding – basic	101,612	106,191

Earnings per share-assuming dilution:
Earnings per share	$2.06	$1.61
Weighted-average common shares outstanding – assuming dilution	103,257	108,070

See accompanying Notes to condensed consolidated financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$212,864	$173,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	54,950	47,477
Amortization of debt discount and issuance costs	525	520
Excess tax benefit from stock options exercised	(21,188)	(17,850)
Deferred income taxes	(4,441)	(3,796)
Share-based compensation programs	5,890	5,096
Other	1,355	1,526
Changes in operating assets and liabilities:
Accounts receivable	(19,867)	(13,016)
Inventory	26,807	(21,994)
Accounts payable	53,582	104,376
Income taxes payable	117,221	69,922
Other	(21,673)	(572)
Net cash provided by operating activities	406,025	345,549

Investing activities:
Purchases of property and equipment	(91,140)	(83,085)
Proceeds from sale of property and equipment	658	287
Payments received on notes receivable	935	900
Net cash used in investing activities	(89,547)	(81,898)

Financing activities:
Principal payments on capital leases	(19)	(18)
Repurchases of common stock	(134,813)	(22,067)
Excess tax benefit from stock options exercised	21,188	17,850
Net proceeds from issuance of common stock	20,252	21,097
Net cash (used in) provided by financing activities	(93,392)	16,862

Net increase in cash and cash equivalents	223,086	280,513
Cash and cash equivalents at beginning of the period	250,560	231,318
Cash and cash equivalents at end of the period	$473,646	$511,831

Supplemental disclosures of cash flow information:
Income taxes paid	$8,675	$33,331
Interest paid, net of capitalized interest	23,435	22,419
See accompanying Notes to condensed consolidated financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2015

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and its subsidiaries (the "Company" or "O'Reilly") have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Financial assets and liabilities measured at fair value on a recurring basis:
The carrying amount of the Company's marketable securities is included in "Other assets, net" on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014. The Company recorded $0.4 million of appreciation in fair value related to its marketable securities, which is included in "Other income (expense)" on the accompanying Condensed Consolidated Statements of Income, for the three months ended March 31, 2015.

The table below identifies the estimated fair value of the Company's marketable securities, determined by reference to quoted market prices (Level 1), as of March 31, 2015, and December 31, 2014 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Marketable securities	$16,656	$15,378	$—	$—	$—	$—	$16,656	$15,378

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of March 31, 2015, and December 31, 2014, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company's senior notes are included in "Long-term debt, less current portion" on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014. See Note 3 for further discussion on the Company's senior notes.

The table below identifies the estimated fair value of the Company's senior notes, using the market approach. The fair values as of March 31, 2015, and December 31, 2014, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.875% Senior Notes due 2021	$497,964	$558,055	$497,876	$566,700
4.625% Senior Notes due 2021	299,663	331,769	299,650	337,222
3.800% Senior Notes due 2022	299,134	314,468	299,109	310,749
3.850% Senior Notes due 2023	$299,980	$314,806	$299,980	$311,656

The accompanying Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from suppliers and accounts payable. Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 3 – LONG-TERM DEBT

The following table identifies the amounts included in "Current portion of long-term debt" and "Long-term debt, less current portion" on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Revolving Credit Facility	$—	$—
4.875% Senior Notes due 2021(1), effective interest rate of 4.966%	497,964	497,876
4.625% Senior Notes due 2021(2), effective interest rate of 4.648%	299,663	299,650
3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	299,134	299,109
3.850% Senior Notes due 2023(4), effective interest rate of 3.851%	299,980	299,980
Capital leases	6	25
Total debt and capital lease obligations	1,396,747	1,396,640
Current portion of long-term debt	6	25
Long-term debt, less current portion	$1,396,741	$1,396,615

(1)	Net of unamortized discount of $2.0 million as of March 31, 2015, and $2.1 million as of December 31, 2014.

(2)	Net of unamortized discount of $0.3 million as of March 31, 2015, and $0.4 million as of December 31, 2014.

(3)	Net of unamortized discount of $0.9 million as of March 31, 2015, and December 31, 2014.

(4)	Net of unamortized discount of less than $0.1 million as of March 31, 2015, and December 31, 2014.

Unsecured revolving credit facility:
On January 14, 2011, the Company entered into a credit agreement, as amended by Amendment No. 1 dated as of September 9, 2011, and as further amended by Amendment No. 2 dated as of July 2, 2013 (the "Credit Agreement"). The Credit Agreement provides for a $600 million unsecured revolving credit facility (the "Revolving Credit Facility") arranged by Bank of America, N.A., which is scheduled to mature in July of 2018. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility. As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million. As of March 31, 2015, and December 31, 2014, the Company had outstanding letters of credit, primarily to support obligations related to workers' compensation, general liability and other insurance policies, in the amount of $50.5 million and $47.9 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts. As of March 31, 2015, and December 31, 2014, the Company had no outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company's option, at the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin for Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company's debt by Moody's Investor Service, Inc. and Standard & Poor's Ratings Services, subject to limited exceptions. As of March 31, 2015, based upon the Company's credit ratings, its margin for Base Rate loans was 0.000%, its margin for Eurodollar Rate loans was 0.875% and its facility fee was 0.125%.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50 times through maturity, and a maximum consolidated leverage ratio of 3.00 times through maturity. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of March 31, 2015, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:
The Company has issued $1.4 billion aggregate principal amount of unsecured senior notes due between 2021 and 2023 with United Missouri Bank, N.A. as trustee. Interest on the senior notes, ranging from 3.800% to 4.875%, is payable biannually and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries ("Subsidiary Guarantors") that incurs or guarantees obligations under the Company's Credit Agreement or under other credit facility or capital markets debt of the Company's or any of the Company's Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the Subsidiary Guarantor's guarantee under the Company's Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all of the property of, the Subsidiary Guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by the Company and the Company has no independent assets or operations other than those of its subsidiaries. The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries. Neither the Company, nor any of its Subsidiary Guarantors, is subject to any material or significant restrictions on the Company's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of March 31, 2015.

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

The Company's product warranty liabilities are included in "Other current liabilities" on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014. The following table identifies the changes in the Company's aggregate product warranty liabilities for the three months ended March 31, 2015 (in thousands):

Balance at December 31, 2014	$34,226
Warranty claims	(10,733)
Warranty accruals	8,616
Balance at March 31, 2015	$32,109

NOTE 5 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company's Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company and its Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 4, 2015, the Company's Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $500 million, resulting in a cumulative authorization amount of $5.0 billion. The additional $500 million authorization is effective for a three-year period, beginning on its announcement date.

The following table identifies shares of the Company's common stock that have been repurchased as part of the Company's publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended March 31,
	2015	2014
Shares repurchased	650	149
Average price per share	$207.50	$148.18
Total investment	$134,803	$22,065

As of March 31, 2015, the Company had $644.5 million remaining under its share repurchase program. Subsequent to the end of the first quarter and through May 8, 2015, the Company repurchased an additional 0.6 million shares of its common stock under its share repurchase program, at an average price of $218.25, for a total investment of $133.9 million. The Company has repurchased a total of 47.6 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 8, 2015, at an average price of $94.29, for a total aggregate investment of $4.5 billion.

NOTE 6 – SHARE-BASED COMPENSATION AND BENEFIT PLANS

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

Stock options:
The Company's stock-based incentive plans provide for the granting of stock options for the purchase of common stock of the Company to directors and certain key employees of the Company. Options are granted at an exercise price that is equal to the closing market price of the Company's common stock on the date of the grant. Director options granted under the plans expire after seven years and are fully vested after six months. Employee options granted under the plans expire after ten years and typically vest 25% per year, over four years. The Company records compensation expense for the grant date fair value of the option awards, adjusted for estimated forfeitures, evenly over the minimum required service period.

The table below identifies stock option activity under these plans during the three months ended March 31, 2015:

	Shares (in thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2014	4,065	$64.57
Granted	209	200.96
Exercised	(377)	46.30
Forfeited	(28)	86.31
Outstanding at March 31, 2015	3,869	$73.58
Exercisable at March 31, 2015	2,566	$48.16

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options' expected life.

•

•	Expected life - Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount by which the Company's stock price has historically fluctuated.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015		2014
Risk free interest rate	1.57%		1.74%
Expected life	6.1	Years	5.9	Years
Expected volatility	22.4%		25.5%
Expected dividend yield	—%		—%

The Company's forfeiture rate is the estimated percentage of options awarded that are expected to be forfeited or canceled prior to becoming fully vested. The Company's estimate is evaluated periodically and is based upon historical experience at the time of evaluation and reduces expense ratably over the vesting period or the minimum required service period.

The following table summarizes activity related to stock options awarded by the Company for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2015	2014
Compensation expense for stock options awarded	$4,997	$4,085
Income tax benefit from compensation expense related to stock options	1,847	1,512
Weighted-average grant-date fair value of options awarded	$51.57	$39.13

The remaining unrecognized compensation expense related to unvested stock option awards at March 31, 2015, was $33.5 million and the weighted-average period of time over which this cost will be recognized is 2.7 years.

Other share-based compensation plans:
The Company sponsors other share-based compensation plans: an employee stock purchase plan (the "ESPP"), which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value; a performance incentive plan, which provides for the award of shares of restricted stock to its corporate and senior management that vest evenly over a three-year period and are held in escrow until such vesting has occurred; and a director stock plan, which provides for the award of shares of restricted stock to the Company's independent directors that vest evenly over a three-year period and are held in escrow until such vesting has occurred. The fair value of shares awarded under these plans is based on the closing market price of the Company's common stock on the date of award, and compensation expense is recorded evenly over the minimum required service period.

The table below summarizes activity related to the Company's other share-based compensation plans for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Compensation expense for shares issued under the ESPP	$489	$438
Income tax benefit from compensation expense related to shares issued under the ESPP	181	162
Compensation expense for restricted shares awarded	404	573
Income tax benefit from compensation expense related to restricted awards	$149	$212

Profit sharing and savings plan:
The Company sponsors a contributory profit sharing and savings plan (the "401(k) Plan") that covers substantially all employees who are at least 21 years of age and have at least six months of service. The Company makes matching contributions equal to 100% of the first 2% of each employee's wages that are contributed and 25% of the next 4% of each employee's wages that are contributed. An employee must be employed on December 31 to receive that year's Company matching contribution, with the matching contribution funded annually in the January following the year in which the matching contribution was earned. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company did not make any discretionary contributions to the 401(k) Plan during the three months ended March 31, 2015 or 2014. The Company expensed matching contributions under the 401(k) Plan in the amounts of $4.2 million and $3.9 million for the three months ended March 31, 2015 and 2014, respectively.

Nonqualified deferred compensation plan:
The Company sponsors a nonqualified deferred compensation plan (the "Deferred Compensation Plan") for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer compensation that was precluded under the Company's 401(k) Plan due to the annual limitations, including salary and incentive based compensation, which is then matched by the Company using the same formula as the 401(k) Plan. An employee must be employed on December 31 to receive that year's Company matching contribution, with the matching contribution funded annually in the January following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $16.7 million and $15.4 million as of March 31, 2015, and December 31, 2014, respectively, and was included within "Other liabilities" on the Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amounts of less than $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

NOTE 7 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2015	2014
Numerator (basic and diluted):
Net income	$212,864	$173,860

Denominator:
Denominator for basic earnings per share - weighted-average shares	101,612	106,191
Effect of stock options (1)	1,645	1,879
Denominator for diluted earnings per share - weighted-average shares	103,257	108,070

Earnings per share:
Earnings per share-basic	$2.09	$1.64
Earnings per share-assuming dilution	$2.06	$1.61

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	278	288
Weighted-average exercise price per share of antidilutive stock options (1)	$195.90	$135.22

(1)	See Note 6 for further discussion on the terms of the Company's share-based compensation plans.

For the three months ended March 31, 2015 and 2014, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

Subsequent to the end of the first quarter and through May 8, 2015, the Company repurchased 0.6 million shares of its common stock, at an average price of $218.25, for a total investment of $133.9 million.

NOTE 8 – LEGAL MATTERS

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

As previously reported, the Company received a subpoena from the District Attorney of the County of Alameda, along with other environmental prosecutorial offices in the state of California, seeking documents and information related to the handling, storage and disposal of hazardous waste. Management has an ongoing and open dialogue with these agencies regarding this matter and is cooperating fully with the request; however, at this time a prediction of the ultimate outcome of these efforts cannot be determined.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). Under ASU 2014-09, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. ASU 2014-09 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For public companies, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including periods within that reporting period, and can be adopted either retrospectively or as a cumulative effect adjustment at the date of adoption, with early adoption not permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2017. The Company is in the process of evaluating the potential future impact, if any, of ASU 2014-09 on its consolidated financial position, results of operations and cash flows.

In January of 2015, the FASB issued ASU No. 2015-01, "Extraordinary and Unusual Items (Subtopic 225-20)" ("ASU 2015-01"). ASU 2015-01 eliminates from generally accepted accounting principles the concept of extraordinary items; such that, an entity will no longer need to assess whether a particular event or transaction event is extraordinary. ASU 2015-01 is effective for annual reporting periods beginning after December 15, 2015, including periods within that reporting period, and early adoption is permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2016. The application of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In April of 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including periods within that reporting period, requires retrospective application, and early adoption is permitted. The Company will adopt this guidance with its first quarter ending March 31, 2016. The application of this guidance affects classification only, and therefore, it is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, "we," "us," our" and similar terms, as well as references to the "Company" or "O'Reilly," refer to O'Reilly Automotive, Inc. and its subsidiaries.

In Management's Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	an overview of the key drivers of the automotive aftermarket industry;
•our results of operations for the three months ended March 31, 2015 and 2014;

•	our liquidity and capital resources;

•	any contractual obligations to which we are committed;

•	our critical accounting estimates;

•	the inflation and seasonality of our business; and
•recent accounting pronouncements that may affect our Company.

The review of Management's Discussion and Analysis should be made in conjunction with our condensed consolidated financial statements, related notes and other financial information, forward-looking statements and other risk factors included elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "estimate," "may," "could," "will," "believe," "expect," "would," "consider," "should," "anticipate," "project," "plan," "intend" or similar words. In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the economy in general, inflation, product demand, the market for auto parts, competition, weather, risks associated with the performance of acquired businesses, our ability to hire and retain qualified employees, consumer debt levels, our increased debt levels, credit ratings on public debt, governmental regulations, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the "Risk Factors" section of our annual report on Form 10-K for the year ended December 31, 2014, for additional factors that could materially affect our financial performance. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States. We are one of the largest U.S. automotive aftermarket specialty retailers, selling our products to both do-it-yourself ("DIY") customers and professional service providers – our "dual market strategy." Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items, accessories, a complete line of auto body paint and related materials, automotive tools and professional service provider service equipment. Our extensive product line includes an assortment of products that are differentiated by quality and price for most of the product lines we offer. For many of our product offerings, this quality differentiation reflects "good," "better," and "best" alternatives. Our sales and total gross margin dollars are highest for the "best" quality category of products. Consumers' willingness to select products at a higher point on the value spectrum is a driver of sales and profitability in our industry. Our stores also offer enhanced services and programs to our customers, including:  used oil, oil filter and battery recycling; battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops.

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets. We plan to open 205 net, new stores in 2015. We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains. We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing credit facility. During the three months ended March 31, 2015, we opened 67 stores and did not close any stores and, as of that date, operated 4,433 stores in 43 states.

Operating within the retail industry, we are influenced by a number of general macroeconomic factors including, but not limited to, fuel costs, unemployment rates, consumer preferences and spending habits, and competition. During challenging macroeconomic conditions, we believe that the average consumer's tendency has been to defer maintenance on their vehicles or "trade down" to lower quality products. We have ongoing initiatives aimed at tailoring our product offering to adjust to customers' changing preferences; however, we also continue to have initiatives focused on marketing and training to educate customers on the advantages of ongoing vehicle maintenance, as well as "purchasing up" on the value spectrum.

We believe the key drivers of current and future demand of the products sold within the automotive aftermarket include the number of U.S. miles driven, number of U.S. registered vehicles, new light vehicle registrations, average vehicle age and unemployment.

•
Number of Miles Driven - The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket. According to the Department of Transportation, prior to 2007, the annual number of total miles driven in the U.S. had steadily increased; however, between 2008 and 2013, as the U.S. experienced difficult macroeconomic conditions and historically high levels of unemployment, the number of total miles driven in the U.S. remained relatively flat. In 2014, as the U.S. economy began to recover, miles driven also improved increasing 1.7% for the year and through February of 2015, year-to-date miles driven increased 3.9%. We believe that as the U.S. economy continues to recover and the level of unemployment continues to decline, total miles driven in the U.S. will continue to increase and return to the historical trend of long-term annual growth. In total vehicles in the U.S. continue to be driven approximately three trillion miles per year, resulting in ongoing wear and tear and continued demand for the repair and maintenance products sold within the automotive aftermarket.

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age - The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by The Auto Care Association, the total number of registered vehicles increased 6% from 2003 to 2013, bringing the number of light vehicles on the road to 249 million by the end of 2013. For the year ended December 31, 2014, the seasonally adjusted annual rate of light vehicle sales in the U.S. ("SAAR") was approximately 17 million, and for 2015 the SAAR is estimated to again be approximately 17 million, contributing to the continued growth in the total number of registered vehicles on the road. During the past decade, vehicle scrappage rates have remained relatively stable, ranging from just 5.2% to 5.7% annually. The stable scrappage rates over the past decade have contributed to an increase in the average age of the U.S. vehicle population over that period, growing 16%, from 9.7 years in 2003 to 11.3 years in 2013. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer's willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment - Unemployment, underemployment, the threat of future joblessness and the uncertainty surrounding the overall economic health of the U.S. have a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment could impede the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. As of December 31, 2014, the U.S. unemployment rate was 5.6%, and as of March 31, 2015, the U.S. unemployment rate decreased to 5.5%, its lowest rate in over six years. We believe that as the economy continues to recover, total employment should increase and we would expect to see a corresponding increase in commuter traffic as unemployed individuals return to work. Aided by the anticipated increase in commuter miles, we believe overall annual U.S. miles driven should return to a period of long-term annual growth, resulting in continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O'Reilly values of hard work and excellent customer service.

RESULTS OF OPERATIONS

Sales:
Sales for the three months ended March 31, 2015, increased $174 million to $1.90 billion from $1.73 billion for the same period one year ago, representing an increase of 10%. Comparable store sales for stores open at least one year increased 7.2% and 6.3% for the three months ended March 31, 2015 and 2014, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members.

The following table presents the components of the increase in sales for the three months ended March 31, 2015 (in millions):

Increase in Sales for the Three Months Ended March 31, 2015, Compared to the Same Period in 2014
Store sales:
Comparable store sales	$122
Non-comparable store sales:
Sales for stores opened throughout 2014, excluding stores open at least one year that are included in comparable store sales	42
Sales in 2014 for stores that have closed	(2)
Sales for stores opened throughout 2015	9
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	3
Total increase in sales	$174

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

Our comparable store sales increase for the three months ended March 31, 2015, was driven by increases in average ticket values and customer transaction counts for both DIY and professional service provider customers. The improvement in average ticket values was the result of the continued growth of the more costly, hard part categories as a percentage of our total sales. The overall growth in our hard part categories continues to be driven by our faster growing professional service provider sales, which are primarily comprised of hard part categories, and the increasing complexity and cost of replacement parts necessary to maintain the current population of better engineered and more technically advanced vehicles. These vehicles require less frequent repairs and component parts are more durable and last for longer periods of time; however, when repairs are required, the cost of the replacement parts is, on average, greater. While the less frequent repairs required by these better engineered vehicles does create pressure on transaction counts, both DIY and professional service provider customer transaction counts were positive. Transaction counts for both DIY and professional service provider customers benefited from a positive macroeconomic environment during the first three months ended March 31, 2015, including lower gas prices and declining levels of unemployment, which led to increased miles driven and a corresponding increase in vehicle maintenance. The increase in DIY transaction counts was driven by our continued focus on staffing our stores with knowledgeable parts professionals to assist our DIY customers during high DIY traffic periods, including nights and weekends. The increase in professional service provider customer transaction counts was driven by our acquired markets and the continued growth of less mature stores.

We opened 67 net, new stores during the three months ended March 31, 2015, compared to 50 net, new stores for the three months ended March 31, 2014. As of March 31, 2015, we operated 4,433 stores in 43 states compared to 4,216 stores in 42 states at March 31, 2014. We anticipate total new store growth to be 205 net, new store openings in 2015.

Gross profit:
Gross profit for the three months ended March 31, 2015, increased to $987 million (or 51.9% of sales) from $878 million (or 50.8% of sales) for the same period one year ago, representing an increase of 12%. The increase in gross profit dollars was primarily the result of the increase in comparable store sales at existing stores and sales from new stores. The increase in gross profit as a percentage of sales was primarily due to product acquisition cost improvements and a smaller non-cash last-in, last-out ("LIFO") negative impact for the three months ended March 31, 2015, as compared to the same period in the prior year. Acquisition cost improvements are the result of our ongoing negotiations with our suppliers to improve our inventory purchase costs based on our increasing scale. The non-cash negative LIFO impact is the result of our continued product acquisition cost reductions, and due to these acquisition cost reductions, we fully depleted our LIFO reserve in 2013. Our policy is to not write up inventory in excess of replacement cost, and accordingly, we are effectively valuing our inventory at replacement cost. During the three months ended March 31, 2015, our LIFO cost was written down by approximately $8 million to reflect replacement cost and during the three months ended March 31, 2014, our LIFO cost was written down by approximately $23 million to reflect replacement cost.

Selling, general and administrative expenses:
Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2015, increased to $637 million (or 33.5% of sales) from $591 million (or 34.2% of sales) for the same period one year ago, representing an increase of 8%. The increase in total SG&A dollars was primarily the result of additional Team Members, facilities and vehicles to support our increased store count. The decrease in SG&A as a percentage of sales was primarily due to increased leverage of store operating costs on strong comparable store sales results.

Operating income:
As a result of the impacts discussed above, operating income for the three months ended March 31, 2015, increased to $350 million (or 18.4% of sales) from $287 million (or 16.6% of sales) for the same period one year ago, representing an increase of 22%.

Other income and expense:
Total other expense for the three months ended March 31, 2015, increased to $13 million (or 0.7% of sales) from $12 million (or 0.7% of sales) for the same period one year ago, representing an increase of 5%. The increase in total other expense was primarily the result of a decrease in the amount of capitalized interest for the three months ended March 31, 2015, as compared to the same period in the prior year.

Income taxes:
Our provision for income taxes for the three months ended March 31, 2015, increased to $125 million (or 6.6% of sales) from $101 million (or 5.9% of sales) for the same period one year ago, representing an increase of 23%. Our effective tax rate for the three months ended March 31, 2015, was 37.0% of income before income taxes compared to 36.8% for the same period one year ago. The increase in our provision for income taxes was primarily the result of higher taxable income in the current period, driven by our strong operating results. The increase in our effective tax rate was primarily due to reduced benefits from employment tax credits for the three months ended March 31, 2015, as compared to the same period in the prior year.

Net income:
As a result of the impacts discussed above, net income for the three months ended March 31, 2015, increased to $213 million (or 11.2% of sales) from $174 million (or 10.1% of sales) for the same period one year ago, representing an increase of 22%.

Earnings per share:
Our diluted earnings per common share for the three months ended March 31, 2015, increased 28% to $2.06 on 103 million shares from $1.61 on 108 million shares for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31,
Liquidity	2015	2014
Total cash provided by (used in):
Operating activities	$406,025	$345,549
Investing activities	(89,547)	(81,898)
Financing activities	(93,392)	16,862
Increase in cash and cash equivalents	$223,086	$280,513

Capital expenditures	$91,140	$83,085
Free cash flow (1)	314,885	262,464

(1)	Calculated as net cash provided by operating activities, less capital expenditures for the period.

Operating activities:
The increase in net cash provided by operating activities during the three months ended March 31, 2015, compared to the same period in 2014, was primarily due to larger increases in net income and income taxes payable, partially offset by a decrease in payroll-related liabilities. The larger increase in income taxes payable was primarily the result of a larger prepaid tax position at the end of 2014 as compared to the end of 2013 and higher accrued income taxes payable as of March 31, 2015, as compared to the same period in the prior year. The larger prepaid tax position at the end of 2014 was used to reduce our first quarter 2015 cash tax payment. The higher accrued income taxes payable as of March 31, 2015, was the result of higher taxable income for the three months ended March 31, 2015, as compared to the same period in the prior year. The decrease in accrued payroll-related liabilities during the period, as compared to the same period in the prior year, was due to the timing of payments under certain benefit plans.

Investing activities:
The increase in net cash used in investing activities during the three months ended March 31, 2015, compared to the same period in 2014, was primarily the result of an increase in capital expenditures related to the timing of new store openings in the current period as compared to the same period in the prior year. During the first three months of 2015, we opened 67 new stores, as compared to 50 net, new stores for the same period in the prior year.

Financing activities:
The net cash used in financing activities during the three months ended March 31, 2015, versus net cash provided by financing activities during the three months ended March 31, 2014, was primarily attributable to a higher level of repurchases of our common stock during the current period, as compared to the same period in the prior year.

Unsecured revolving credit facility:
On January 14, 2011, we entered into a credit agreement, as amended by Amendment No. 1 dated as of September 9, 2011, and as further amended by Amendment No. 2 dated as of July 2, 2013 (the "Credit Agreement"). The Credit Agreement provides for a $600 million unsecured revolving credit facility (the "Revolving Credit Facility") arranged by Bank of America, N.A., which is scheduled to mature in July of 2018. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings. As described in the Credit Agreement governing the Revolving Credit Facility, we may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million. As of March 31, 2015, we had outstanding letters of credit, primarily to support obligations related to workers' compensation, general liability and other insurance policies, in the amount of $51 million, reducing the aggregate availability under the Revolving Credit Facility by that amount. As of March 31, 2015, we had no outstanding borrowings under the Revolving Credit Facility.

Senior Notes:
We have issued $1.4 billion aggregate principal amount of unsecured senior notes due between 2021 and 2023 with United Missouri Bank, N.A. as trustee. Interest on the senior notes, ranging from 3.800% to 4.875%, is payable biannually and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of our subsidiaries ("Subsidiary Guarantors") that incurs or guarantees obligations under our Credit Agreement or under other credit facility or capital markets debt of ours or any of our Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the Subsidiary Guarantor's guarantee under our Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all the property of, the Subsidiary Guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by us and we have no independent assets or operations other than those of our subsidiaries. Our only direct or indirect subsidiaries that would not be Subsidiary Guarantors would be minor subsidiaries. Neither we, nor any of our Subsidiary Guarantors, are subject to any material or significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law.

Debt covenants:
The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) create certain liens on assets to secure certain debt; (ii) enter into certain sale and leaseback transactions; and (iii) merge or consolidate with another company or transfer all or substantially all of our or its property, in each case as set forth in the indentures. These covenants are, however, subject to a number of important limitations and exceptions. As of March 31, 2015, we were in compliance with the covenants applicable to our senior notes.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50 times through maturity, and a maximum consolidated leverage ratio of 3.00 times through maturity. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense ("EBITDAR"). Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from our lenders. We had a consolidated fixed charge coverage ratio of 5.53 times and 5.04 times as of March 31, 2015 and 2014, respectively, and a consolidated leverage ratio of 1.66 times and 1.86 times as of March 31, 2015 and 2014, respectively, remaining in compliance with all covenants related to the borrowing arrangements. Under our current financing plan, we have targeted an adjusted debt to EBITDAR ratio range of 2.00 times to 2.25 times.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Twelve Months Ended March 31,
	2015	2014
GAAP net income	$817,186	$689,823
Add: Interest expense	54,283	51,083
Rent expense	266,213	256,748
Provision for income taxes	467,700	403,450
Depreciation expense	195,812	186,526
Amortization expense (benefit)	5,866	(48)
Non-cash share-based compensation	23,889	21,221
Non-GAAP EBITDAR	$1,830,949	$1,608,803

Interest expense	$54,283	$51,083
Capitalized interest	10,448	11,398
Rent expense	266,213	256,748
Total fixed charges	$330,944	$319,229

Consolidated fixed charge coverage ratio	5.53	5.04

GAAP debt	$1,396,747	$1,396,316
Stand-by letters of credit	50,506	54,701
Discount on senior notes	3,259	3,764
Six-times rent expense	1,597,278	1,540,488
Non-GAAP adjusted debt	$3,047,790	$2,995,269

Consolidated leverage ratio	1.66	1.86

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

Share repurchase program:
In January of 2011, our Board of Directors approved a share repurchase program. Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. We may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 4, 2015, our Board of Directors approved a resolution to increase the authorization amount under our share repurchase program by an additional $500 million, resulting in a cumulative authorization amount of $5.0 billion. The additional $500 million authorization is effective for a three-year period, beginning on its announcement date.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended March 31,
	2015	2014
Shares repurchased	650	149
Average price per share	$207.50	$148.18
Total investment	$134,803	$22,065

As of March 31, 2015, we had $645 million remaining under our share repurchase program. Subsequent to the end of the first quarter and through May 8, 2015, we repurchased an additional 0.6 million shares of our common stock under our share repurchase program, at an average price of $218.25, for a total investment of $134 million. We have repurchased a total of 47.6 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through May 8, 2015, at an average price of $94.29, for a total aggregate investment of $4.5 billion.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations to which we are committed since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with GAAP requires the application of certain estimates and judgments by management. Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the condensed consolidated financial statements are prepared. There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). Under ASU 2014-09, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. ASU 2014-09 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For public companies, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including periods within that reporting period, and can be adopted either retrospectively or as a cumulative effect adjustment at the date of adoption, with early adoption not permitted. We will adopt this guidance beginning with our first quarter ending March 31, 2017. We are in the process of evaluating the potential future impact, if any, of ASU 2014-09 on our consolidated financial position, results of operations and cash flows.

In January of 2015, the FASB issued ASU No. 2015-01, "Extraordinary and Unusual Items (Subtopic 225-20)" ("ASU 2015-01"). ASU 2015-01 eliminates from generally accepted accounting principles the concept of extraordinary items; such that, an entity will no longer need to assess whether a particular event or transaction event is extraordinary. ASU 2015-01 is effective for annual reporting periods beginning after December 15, 2015, including periods within that reporting period, and early adoption is permitted. We will adopt this guidance beginning with our first quarter ending March 31, 2016. The application of this guidance is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

In April of 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including periods within that reporting period, requires retrospective application, and early adoption is permitted. We will adopt this guidance with our first quarter ending March 31, 2016. The application of this guidance affects classification only, and therefore, it is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the "Revolving Credit Facility") with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. As of March 31, 2015, we had no outstanding borrowings under our Revolving Credit Facility.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of March 31, 2015, our cash and cash equivalents totaled $474 million.

Our market risks have not materially changed since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us (including our consolidated subsidiaries) in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the fiscal quarter ending March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported, the Company received a subpoena from the District Attorney of the County of Alameda, along with other environmental prosecutorial offices in the state of California, seeking documents and information related to the handling, storage and disposal of hazardous waste. Management has an ongoing and open dialogue with these agencies regarding this matter and is cooperating fully with the request; however, at this time a prediction of the ultimate outcome of these efforts cannot be determined.

Item 1A. Risk Factors

As of March 31, 2015, there have been no material changes in our risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended March 31, 2015. The following table identifies all repurchases during the three months ended March 31, 2015, of any of our securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of us or any affiliated purchaser (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
January 1, 2015, through January 31, 2015	51	$183.20	51	$270,009
February 1, 2015, through February 28, 2015	90	205.57	90	751,530
March 1, 2015, through March 31, 2015	509	210.27	509	$644,533
Total as of March 31, 2015	650	$207.50	650

(1)
Under the Company's share repurchase program, as approved by its Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 4, 2015, the Company's Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $500 million, resulting in a cumulative authorization amount of $5.0 billion. The additional $500 million authorization is effective for a three-year period, beginning on its announcement date. The authorizations under the share repurchase program that currently has capacity are scheduled to expire on August 13, 2017, and February 4, 2018. No other share repurchase programs existed during the three months ended March 31, 2015.

Subsequent to the end of the first quarter and through May 8, 2015, the Company repurchased an additional 0.6 million shares of its common stock under our share repurchase program, at an average price of $218.25, for a total investment of $134 million. The Company has repurchased a total of 47.6 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through May 8, 2015, at an average price of $94.29, for a total aggregate investment of $4.5 billion.

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

O'REILLY AUTOMOTIVE, INC.

May 8, 2015	/s/ Greg Henslee
Date	Greg Henslee
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2015	/s/ Thomas McFall
Date	Thomas McFall
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated August 13, 2014, is incorporated herein by this reference.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K.