Form 10-Q
period 2015-09-30
O REILLY AUTOMOTIVE INC
filed 2015-11-06
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common stock, $0.01 par value - 98,639,942 shares outstanding as of November 2, 2015.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$276,916	$250,560
Accounts receivable, net	163,889	143,900
Amounts receivable from suppliers	76,861	69,311
Inventory	2,606,813	2,554,789
Other current assets	33,085	48,418
Total current assets	3,157,564	3,066,978

Property and equipment, at cost	4,275,349	3,993,509
Less: accumulated depreciation and amortization	1,470,199	1,334,949
Net property and equipment	2,805,150	2,658,560

Notes receivable, less current portion	14,265	13,349
Goodwill	757,093	756,384
Other assets, net	41,194	45,030
Total assets	$6,775,266	$6,540,301

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$2,626,126	$2,417,167
Self-insurance reserves	69,251	64,882
Accrued payroll	84,295	78,442
Accrued benefits and withholdings	65,010	62,946
Deferred income taxes	7,445	17,258
Income taxes payable	17,574	—
Other current liabilities	234,211	189,836
Current portion of long-term debt	—	25
Total current liabilities	3,103,912	2,830,556

Long-term debt, less current portion	1,396,995	1,396,615
Deferred income taxes	72,197	85,164
Other liabilities	200,076	209,548

Shareholders' equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
98,714,308 as of September 30, 2015, and
101,602,935 as of December 31, 2014	987	1,016
Additional paid-in capital	1,268,357	1,194,929
Retained earnings	732,742	822,473
Total shareholders' equity	2,002,086	2,018,418

Total liabilities and shareholders' equity	$6,775,266	$6,540,301
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

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$2,080,201	$1,876,872	$6,017,622	$5,451,903
Cost of goods sold, including warehouse and distribution expenses	990,947	908,671	2,882,618	2,655,109
Gross profit	1,089,254	968,201	3,135,004	2,796,794

Selling, general and administrative expenses	673,994	624,433	1,983,603	1,829,432
Operating income	415,260	343,768	1,151,401	967,362

Other income (expense):
Interest expense	(14,296)	(12,983)	(43,017)	(39,211)
Interest income	551	551	1,708	1,688
Other, net	(647)	982	648	2,237
Total other expense	(14,392)	(11,450)	(40,661)	(35,286)

Income before income taxes	400,868	332,318	1,110,740	932,076
Provision for income taxes	134,600	115,321	398,100	335,572
Net income	$266,268	$216,997	$712,640	$596,504

Earnings per share-basic:
Earnings per share	$2.68	$2.10	$7.09	$5.67
Weighted-average common shares outstanding – basic	99,270	103,498	100,468	105,146

Earnings per share-assuming dilution:
Earnings per share	$2.64	$2.06	$6.98	$5.58
Weighted-average common shares outstanding – assuming dilution	100,770	105,222	102,041	106,945

See accompanying Notes to condensed consolidated financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$712,640	$596,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	158,065	143,515
Amortization of debt discount and issuance costs	1,578	1,563
Excess tax benefit from share-based compensation	(50,759)	(32,296)
Deferred income taxes	(22,780)	(18,108)
Share-based compensation programs	16,656	17,424
Other	4,194	3,801
Changes in operating assets and liabilities:
Accounts receivable	(24,511)	(26,167)
Inventory	(52,024)	(142,880)
Accounts payable	208,959	352,533
Income taxes payable	85,428	51,043
Other	25,276	36,022
Net cash provided by operating activities	1,062,722	982,954

Investing activities:
Purchases of property and equipment	(296,474)	(317,157)
Proceeds from sale of property and equipment	2,197	2,304
Payments received on notes receivable	3,028	2,770
Net cash used in investing activities	(291,249)	(312,083)

Financing activities:
Principal payments on capital leases	(25)	(54)
Repurchases of common stock	(849,202)	(687,154)
Excess tax benefit from share-based compensation	50,759	32,296
Net proceeds from issuance of common stock	53,351	51,006
Net cash used in financing activities	(745,117)	(603,906)

Net increase in cash and cash equivalents	26,356	66,965
Cash and cash equivalents at beginning of the period	250,560	231,318
Cash and cash equivalents at end of the period	$276,916	$298,283

Supplemental disclosures of cash flow information:
Income taxes paid	$342,920	$308,029
Interest paid, net of capitalized interest	51,003	47,173
See accompanying Notes to condensed consolidated financial statements.

O'REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2015

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O'Reilly Automotive, Inc. and its subsidiaries (the "Company" or "O'Reilly") have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Financial assets and liabilities measured at fair value on a recurring basis:
The carrying amount of the Company's marketable securities is included in "Other assets, net" on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014. The Company recorded a decrease in fair value related to its marketable securities in the amounts of $1.1 million and $0.7 million, which was included in "Other income (expense)" on the accompanying Condensed Consolidated Statements of Income, for the three and nine months ended September 30, 2015, respectively.

The tables below identify the estimated fair value of the Company's marketable securities, determined by reference to quoted market prices (Level 1), as of September 30, 2015, and December 31, 2014 (in thousands):

	September 30, 2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$16,112	$—	$—	$16,112

	December 31, 2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$15,378	$—	$—	$15,378

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of September 30, 2015, and December 31, 2014, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company's senior notes are included in "Long-term debt, less current portion" on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014. See Note 3 for further discussion on the Company's senior notes.

The table below identifies the estimated fair value of the Company's senior notes, using the market approach. The fair values as of September 30, 2015, and December 31, 2014, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.875% Senior Notes due 2021	$498,140	$550,638	$497,876	$566,700
4.625% Senior Notes due 2021	299,689	324,469	299,650	337,222
3.800% Senior Notes due 2022	299,186	307,285	299,109	310,749
3.850% Senior Notes due 2023	$299,980	$301,736	$299,980	$311,656

The accompanying Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from suppliers and accounts payable. Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 3 – LONG-TERM DEBT

The following table identifies the amounts included in "Current portion of long-term debt" and "Long-term debt, less current portion" on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Revolving Credit Facility	$—	$—
4.875% Senior Notes due 2021(1), effective interest rate of 4.964%	498,140	497,876
4.625% Senior Notes due 2021(2), effective interest rate of 4.647%	299,689	299,650
3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	299,186	299,109
3.850% Senior Notes due 2023(4), effective interest rate of 3.851%	299,980	299,980
Capital leases	—	25
Total debt and capital lease obligations	1,396,995	1,396,640
Current portion of long-term debt	—	25
Long-term debt, less current portion	$1,396,995	$1,396,615

(1)	Net of unamortized discount of $1.9 million as of September 30, 2015, and $2.1 million as of December 31, 2014.

(2)	Net of unamortized discount of $0.3 million as of September 30, 2015, and $0.4 million as of December 31, 2014.

(3)	Net of unamortized discount of $0.8 million as of September 30, 2015, and $0.9 million December 31, 2014.

(4)	Net of unamortized discount of less than $0.1 million as of September 30, 2015, and December 31, 2014.

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

As of September 30, 2015, and December 31, 2014, the Company had outstanding letters of credit, primarily to support obligations related to workers' compensation, general liability and other insurance policies, in the amounts of $45.9 million and $47.9 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts. As of September 30, 2015, and December 31, 2014, the Company had no outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company's option, at the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin for Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company's debt by Moody's Investor Service, Inc. and Standard & Poor's

Ratings Services, subject to limited exceptions. As of September 30, 2015, based upon the Company's credit ratings, its margin for Base Rate loans was 0.000%, its margin for Eurodollar Rate loans was 0.875% and its facility fee was 0.125%.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50 times through maturity, and a maximum consolidated leverage ratio of 3.00 times through maturity. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of September 30, 2015, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:
The Company has issued $1.4 billion aggregate principal amount of unsecured senior notes due between January of 2021 and June of 2023 with United Missouri Bank, N.A. as trustee. Interest on the senior notes, ranging from 3.800% to 4.875%, is payable biannually and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries ("Subsidiary Guarantors") that incurs or guarantees obligations under the Company's Credit Agreement or under other credit facility or capital markets debt of the Company's or any of the Company's Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the Subsidiary Guarantor's guarantee under the Company's Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all of the property of, the Subsidiary Guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by the Company, and the Company has no independent assets or operations other than those of its subsidiaries. The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries. Neither the Company, nor any of its Subsidiary Guarantors, is subject to any material or significant restrictions on the Company's ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of September 30, 2015.

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

The Company's product warranty liabilities are included in "Other current liabilities" on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014. The following table identifies the changes in the Company's aggregate product warranty liabilities for the nine months ended September 30, 2015 (in thousands):

Warranty liabilities, balance at December 31, 2014	$34,226
Warranty claims	(45,712)
Warranty accruals	45,375
Warranty liabilities, balance at September 30, 2015	$33,889

NOTE 5 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company's Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company's Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 4, 2015, and May 29, 2015, the Company's Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $500 million, resulting in a cumulative authorization amount of $5.5 billion. Each additional $500 million authorization is effective for a three-year period, beginning on its respective announcement date.

The following table identifies shares of the Company's common stock that have been repurchased as part of the Company's publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Shares repurchased	1,147	2,542	3,784	4,564
Average price per share	$238.97	$152.42	$224.39	$150.55
Total investment	$274,213	$387,461	$849,145	$687,086

As of September 30, 2015, the Company had $430.2 million remaining under its share repurchase program. Subsequent to the end of the third quarter and through November 6, 2015, the Company repurchased an additional 0.1 million shares of its common stock under its share repurchase program, at an average price of $249.06, for a total investment of $32.3 million. The Company has repurchased a total of 50.3 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through November 6, 2015, at an average price of $101.51, for a total aggregate investment of $5.1 billion.

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

The table below identifies stock option activity under these plans during the nine months ended September 30, 2015 (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2014	4,065	$64.57
Granted	299	208.47
Exercised	(847)	52.89
Forfeited	(88)	90.92
Outstanding at September 30, 2015	3,429	$79.32
Exercisable at September 30, 2015	2,323	$50.08

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options' expected life.

•

•	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount by which the Company's stock price has historically fluctuated.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014
Risk free interest rate	1.54%	1.60%
Expected life	5.8 Years	5.3 Years
Expected volatility	22.3%	25.0%
Expected dividend yield	—%	—%

The Company's forfeiture rate is the estimated percentage of options awarded that are expected to be forfeited or canceled prior to becoming fully vested. The Company's estimate is evaluated periodically and is based upon historical experience at the time of evaluation and reduces expense ratably over the vesting period or the minimum required service period.

The following table summarizes activity related to stock options awarded by the Company for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Compensation expense for stock options awarded	$4,409	$4,184	$13,916	$13,978
Income tax benefit from compensation expense related to stock options	1,657	1,548	5,198	5,173

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2015, was $51.59 compared to $36.86 for the nine months ended September 30, 2014. The remaining unrecognized compensation expense related to unvested stock option awards at September 30, 2015, was $27.9 million and the weighted-average period of time over which this cost will be recognized is 2.6 years.

Other share-based compensation plans:
The Company sponsors other share-based compensation plans: an employee stock purchase plan (the "ESPP"), which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value; a performance incentive plan, which provides for the award of shares of restricted stock to its corporate and senior management that vest evenly over a three-year period and are held in escrow until such vesting has occurred; and a director stock plan, which provides for the award of shares of restricted stock to the Company's independent directors that vest evenly over a three-year period and are held in escrow until such vesting has occurred. The fair value of shares issued under the ESPP is based on the average of the high and low market prices of the Company's common stock during the offering periods, and compensation expense is recognized based on the discount between the fair value and the employee purchase price for the shares sold to employees. The fair value of shares awarded under restricted stock plans is based on the closing market price of the Company's common stock on the date of the award, and compensation expense is recorded evenly over the minimum required service period.

The table below summarizes activity related to the Company's other share-based compensation plans for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Compensation expense for shares issued under the ESPP	$526	$451	$1,513	$1,332
Income tax benefit from compensation expense related to shares issued under the ESPP	198	167	565	493
Compensation expense for restricted shares awarded	417	652	1,227	2,114
Income tax benefit from compensation expense related to restricted awards	$157	$241	$459	$782

Profit sharing and savings plan:
The Company sponsors a contributory profit sharing and savings plan (the "401(k) Plan") that covers substantially all employees who are at least 21 years of age and have at least six months of service. The Company makes matching contributions equal to 100% of the first 2% of each employee's wages that are contributed and 25% of the next 4% of each employee's wages that are contributed. An employee must be employed on December 31 to receive that year's Company matching contribution, with the matching contribution funded annually in the January following the year in which the matching contribution was earned. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company did not make any discretionary contributions to the 401(k) Plan during the three or nine months ended September 30, 2015 or 2014. The Company expensed matching contributions under the 401(k) Plan in the amounts of $4.8 million and $4.3 million for the three months ended September 30, 2015 and 2014, respectively. The Company expensed matching contributions under the 401(k) Plan in the amounts of $13.4 million and $12.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Nonqualified deferred compensation plan:
The Company sponsors a nonqualified deferred compensation plan (the "Deferred Compensation Plan") for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer compensation, including salary and incentive based compensation, that was precluded under the Company's 401(k) Plan due to the annual limitations, which is then matched by the Company using the same formula as the 401(k) Plan. An employee must be employed on December 31 to receive that year's Company matching contribution, with the matching contribution funded annually in the January following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $16.1 million and $15.4 million as of September 30, 2015, and December 31, 2014, respectively, and was included within "Other liabilities" on the Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of less than $0.1 million for each of the three months ended September 30, 2015 and 2014. The Company expensed matching contributions under the Deferred Compensation Plan in the amounts of $0.1 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 7 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator (basic and diluted):
Net income	$266,268	$216,997	$712,640	$596,504

Denominator:
Weighted-average common shares outstanding – basic	99,270	103,498	100,468	105,146
Effect of stock options (1)	1,500	1,724	1,573	1,799
Weighted-average common shares outstanding – assuming dilution	100,770	105,222	102,041	106,945

Earnings per share:
Earnings per share-basic	$2.68	$2.10	$7.09	$5.67
Earnings per share-assuming dilution	$2.64	$2.06	$6.98	$5.58

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	176	257	256	328
Weighted-average exercise price per share of antidilutive stock options (1)	$218.21	$141.77	$210.49	$139.13

(1)	See Note 6 for further discussion on the terms of the Company's share-based compensation plans.

For the three and nine months ended September 30, 2015 and 2014, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

Subsequent to the end of the third quarter and through November 6, 2015, the Company repurchased 0.1 million shares of its common stock, at an average price of $249.06, for a total investment of $32.3 million.

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

As previously reported, on June 18, 2015, a jury in Greene County, Missouri returned an unfavorable verdict in a litigated contract dispute in the matter Meridian Creative Alliance vs. O'Reilly Automotive Stores, Inc, et. al. in the amount of $12.5 million. The Company strongly believes that the verdict was unjust and unsupported by the law and the underlying facts and, further, that there are several potential bases for reversal on appeal. The Company intends to vigorously challenge the verdict in the Court of Appeals. The Company currently has reserved $18.8 million with respect to this matter.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). Under ASU 2014-09, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. ASU 2014-09 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August of 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" ("ASU 2015-14"), to defer the effective date of ASU 2014-09 by one year. Originally, for public companies, ASU 2014-09 was effective for annual reporting periods beginning after December 15, 2016, including periods within that reporting period, and could be adopted either retrospectively or as a cumulative effect adjustment at the date of adoption, with early adoption not permitted. For public companies, ASU 2015-14 changes ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including periods within that reporting period, and can be adopted retrospectively or as a cumulative effective adjustment at the date of adoption, with early adoption allowed, but not before ASU 2014-09's original effective date of December 15, 2016. The Company will adopt this guidance beginning with its first quarter ending March 31, 2018. The Company is in the process of evaluating the potential future impact, if any, of ASU 2014-09 on its consolidated financial position, results of operations and cash flows.

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

In April of 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August of 2015, the FASB issued ASU 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, EITF Meeting" ("ASU 2015-15"), to update ASU 2015-03 to reflect a Securities and Exchange Commission change. ASU 2015-15 allows an entity, in the case of a line-of-credit arrangement, to either follow ASU 2015-03 or defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratable over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including periods within that reporting period, requires retrospective application, and early adoption is permitted. The Company will adopt this guidance with its first quarter ending March 31, 2016. The application of this guidance affects classification only, and therefore, it is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, "we," "us," "our" and similar terms, as well as references to the "Company" or "O'Reilly," refer to O'Reilly Automotive, Inc. and its subsidiaries.

In Management's Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including

•	an overview of the key drivers of the automotive aftermarket industry;
•our results of operations for the three and nine months ended September 30, 2015 and 2014;

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

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets. We plan to open 205 net, new stores in 2015, and 210 net, new stores in 2016. We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains. We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing unsecured revolving credit facility. During the three months ended September 30, 2015, we opened 59 stores and closed one store. During the nine months ended September 30, 2015, we opened 160 stores and closed three stores and, as of that date, operated 4,523 stores in 43 states.

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

•
Number of Miles Driven – The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket. According to the Department of Transportation, prior to 2007, the annual number of total miles driven in the U.S. had steadily increased; however, between 2008 and 2013, as the U.S. experienced difficult macroeconomic conditions and historically high levels of unemployment, the number of total miles driven in the U.S. remained relatively flat. In 2014, as the U.S. economy began to recover, miles driven also improved increasing 1.7%, and through August of 2015, year-to-date miles driven increased 3.4%. We believe that as the U.S. economy continues to recover and the level of unemployment continues to decline, total miles driven in the U.S. will continue to increase and return to the historical trend of long-term annual growth. In total, vehicles in the U.S. continue to be driven approximately three trillion miles per year, resulting in ongoing wear and tear and continued demand for the repair and maintenance products sold within the automotive aftermarket.

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age – The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by The Auto Care Association, the total number of registered vehicles increased 6% from 2004 to 2014, bringing the number of light vehicles on the road to 253 million by the end of 2014. For the year ended December 31, 2014, the seasonally adjusted annual rate of light vehicle sales in the U.S. ("SAAR") was approximately 17 million, and for 2015, the SAAR is estimated to be approximately 18 million, contributing to the continued growth in the total number of registered vehicles on the road. In the past decade, vehicle scrappage rates have remained relatively stable, ranging from 4.6% to 5.7% annually. Over the past decade, the average age of the U.S. vehicle population has increased, growing 21%, from 9.4 years in 2004 to 11.4 years in 2014. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer's willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment – Unemployment, underemployment, the threat of future joblessness and the uncertainty surrounding the overall economic health of the U.S. have a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment could impede the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. As of December 31, 2014, the U.S. unemployment rate was 5.6%, and as of September 30, 2015, the U.S. unemployment rate decreased to 5.1%, its lowest rate in over seven years. We believe that as the economy continues to recover, total employment should continue to increase and we would expect to see a corresponding increase in commuter traffic as unemployed individuals return to work. Aided by the anticipated increase in commuter miles, we believe overall annual U.S. miles driven should return to a period of long-term annual growth, resulting in continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O'Reilly values of hard work and excellent customer service.

RESULTS OF OPERATIONS

Sales:
Sales for the three months ended September 30, 2015, increased $203 million to $2.08 billion from $1.88 billion for the same period one year ago, representing an increase of 11%. Sales for the nine months ended September 30, 2015, increased $566 million to $6.02 billion from $5.45 billion for the same period one year ago, representing an increase of 10%. Comparable store sales for stores open at least one year increased 7.9% and 6.2% for the three months ended September 30, 2015 and 2014, respectively. Comparable store sales for stores open at least one year increased 7.4% and 5.9% for the nine months ended September 30, 2015 and 2014, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members.

The following table presents the components of the increase in sales for the three and nine months ended September 30, 2015 (in millions):

	Increase in Sales for the Three Months Ended September 30, 2015, Compared to the Same Period in 2014	Increase in Sales for the Nine Months Ended September 30, 2015, Compared to the Same Period in 2014
Store sales:
Comparable store sales	$145	$397
Non-comparable store sales:
Sales for stores opened throughout 2014, excluding stores open at least one year that are included in comparable store sales	26	109
Sales for stores opened throughout 2015	32	59
Sales in 2014 for stores that have closed	(2)	(5)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	2	6
Total increase in sales	$203	$566

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

Our comparable store sales increases for the three and nine months ended September 30, 2015, were driven by increases in average ticket values and customer transaction counts for both our DIY and professional service provider customers. The improvements in average ticket values were the result of the continued growth of the more costly, hard part categories as a percentage of our total sales. The overall growth of our hard part categories continues to be driven by our faster growing professional service provider sales, which are primarily comprised of hard parts categories, and the increasing complexity and cost of replacement parts necessary to maintain the current population of better engineered and more technically advanced vehicles. These better engineered vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time, creating pressure on customer transaction counts; however, when repairs are required, the cost of replacement parts is, on average, greater. While the less frequent repairs required by these better engineered vehicles does create pressure on customer transaction counts, during the three and nine months ended September 30, 2015, both our DIY and professional service provider customers transaction counts increased, driven by lower gas prices and decreasing unemployment levels, which led to increased miles driven and a corresponding increase in vehicle maintenance. These factors created a positive macroeconomic environment, which was beneficial to both DIY and professional service provider customer transaction counts. In addition, our continued focus on staffing our stores with knowledgeable parts professionals to assist our DIY customers during high DIY traffic periods, including nights and weekends, contributed to the increases in our DIY transaction counts, and increases in professional service provider customer transaction counts benefited from the continued growth of our less mature stores.

We opened 58 and 157 net, new stores during the three and nine months ended September 30, 2015, respectively, compared to 54 and 145 net, new stores for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, we operated 4,523 stores in 43 states compared to 4,311 stores in 43 states at September 30, 2014. We anticipate total new store growth to be 205 net, new store openings in 2015, and 210 net, new store openings in 2016.

Gross profit:
Gross profit for the three months ended September 30, 2015, increased to $1.09 billion (or 52.4% of sales) from $968 million (or 51.6% of sales) for the same period one year ago, representing an increase of 13%. Gross profit for the nine months ended September 30, 2015, increased to $3.14 billion (or 52.1% of sales) from $2.80 billion (or 51.3% of sales) for the same period one year ago, representing an increase of 12%. The increases in gross profit dollars for the three and nine months ended September 30, 2015, were the result of the increase in comparable store sales at existing stores and sales from new stores. The increases in gross profit as a percentage of sales for the three and nine months ended September 30, 2015, were primarily due to product acquisition cost improvements and a smaller non-cash negative last-in, last-out ("LIFO") impact, as compared to the same periods in the prior year. Acquisition cost improvements are the result of our ongoing negotiations with our suppliers to improve our inventory purchase costs based on our increasing scale. The non-cash negative LIFO impact is the result of our continued product acquisition cost reductions, and due to these acquisition cost reductions, we fully depleted our LIFO reserve in 2013. Our policy is to not write up inventory in excess of replacement cost, and accordingly, we are effectively valuing our inventory at replacement cost. During the three months ended September 30, 2015 and 2014, our LIFO costs were written down by approximately $5 million and $6 million, respectively, to reflect replacement cost. During the nine months ended September 30, 2015 and 2014, our LIFO costs were written down by approximately $24 million and $34 million, respectively, to reflect replacement costs.

Selling, general and administrative expenses:
Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2015, increased to $674 million (or 32.4% of sales) from $624 million (or 33.3% of sales) for the same period one year ago, representing an increase of 8%. SG&A for the nine months ended September 30, 2015, increased to $1.98 billion (or 33.0% of sales) from $1.83 billion (or 33.6% of sales) for the same period one year ago, representing an increase of 8%. The increase in total SG&A dollars for the three months ended September 30, 2015, was primarily the result of additional Team Members, facilities and vehicles to support our increased store count. The increase in total SG&A dollars for the nine months ended September 30, 2015, was primarily the result of additional Team Members, facilities and vehicles to support our increased store count, and a $19 million litigation loss charge during our second quarter resulting from an adverse verdict in a contract dispute with a former service provider. The decreases in SG&A as a percentage of sales for the three and nine months ended September 30, 2015, were primarily due to increased leverage of store operating costs on strong comparable store sales results.

Operating income:
As a result of the impacts discussed above, operating income for the three months ended September 30, 2015, increased to $415 million (or 20.0% of sales) from $344 million (or 18.3% of sales) for the same period one year ago, representing an increase of 21%. As a result of the impacts discussed above, operating income for the nine months ended September 30, 2015, increased to $1.15 billion (or 19.1% of sales) from $967 million (or 17.7% of sales) for the same period one year ago, representing an increase of 19%.

Other income and expense:
Total other expense for the three months ended September 30, 2015, increased to $14 million (or 0.7% of sales) from $11 million (or 0.6% of sales) for the same period one year ago, representing an increase of 26%. Total other expense for the nine months ended September 30, 2015, increased to $41 million (or 0.7% of sales) from $35 million (or 0.6% of sales) for the same period one year ago, representing an increase of 15%. The increase in total other expense for the three months ended September 30, 2015, was primarily the result of a decrease in the amount of capitalized interest in the current period, as compared to the same period in the prior year, and a decrease in the value of our trading securities. The increase in total other expense for the nine months ended September 30, 2015, was primarily the result of a decrease in the amount of capitalized interest in the current period, as compared to the same period in the prior year.

Income taxes:
Our provision for income taxes for the three months ended September 30, 2015, increased to $135 million (or 6.5% of sales) from $115 million (or 6.1% of sales) for the same period one year ago, representing an increase of 17%. Our provision for income taxes for the nine months ended September 30, 2015, increased to $398 million (or 6.6% of sales) from $336 million (or 6.2% of sales) for the same period one year ago, representing an increase of 19%. Our effective tax rate for the three months ended September 30, 2015, was 33.6% of income before income taxes compared to 34.7% for the same period one year ago. Our effective tax rate for the nine months ended September 30, 2015, was 35.8% of income before income taxes compared to 36.0% for the same period one year ago. The increases in our provision for income taxes for the three and nine months ended September 30, 2015, were primarily the result of higher taxable income in the current periods, driven by our strong operating results, partially offset by lower effective tax rates. The decrease in our effective tax rate for the three months ended September 30, 2015, was primarily due to a greater amount of favorable resolutions of historical tax matters in the current period, as compared to the same period in the prior year. The decrease in our effective tax rate for the nine months ended September 30, 2015, was primarily due to a greater amount of favorable resolutions of historical tax matters in the current period, as compared to the same period in the prior year, partially offset by reduced benefits from employment tax credits in the current period, as compared to the same period in the prior year.

Net income:
As a result of the impacts discussed above, net income for the three months ended September 30, 2015, increased to $266 million (or 12.8% of sales) from $217 million (or 11.6% of sales) for the same period one year ago, representing an increase of 23%. As a result of the impacts discussed above, net income for the nine months ended September 30, 2015, increased to $713 million (or 11.8% of sales) from $597 million (or 10.9% of sales) for the same period one year ago, representing an increase of 19%.

Earnings per share:
Our diluted earnings per common share for the three months ended September 30, 2015, increased 28% to $2.64 on 101 million shares from $2.06 on 105 million shares for the same period one year ago. Our diluted earnings per common share for the nine months ended September 30, 2015, increased 25% to $6.98 on 102 million shares from $5.58 on 107 million shares for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 (in thousands):

	For the Nine Months Ended September 30,
Liquidity:	2015	2014
Total cash provided by (used in):
Operating activities	$1,062,722	$982,954
Investing activities	(291,249)	(312,083)
Financing activities	(745,117)	(603,906)
Increase in cash and cash equivalents	$26,356	$66,965

Capital expenditures	$296,474	$317,157
Free cash flow (1)	766,248	665,797

(1)	Calculated as net cash provided by operating activities, less capital expenditures for the period.

Operating activities:
The increase in net cash provided by operating activities during the nine months ended September 30, 2015, compared to the same period in 2014, was primarily due to the increase in net income, partially offset by the smaller decrease in net inventory investment. Net inventory investment reflects our investment in inventory, net of the amount of accounts payable to suppliers. The smaller increase in our net inventory investment is the result of fewer new suppliers entering our supplier financing programs in the current period, as compared to the same period in the prior year.

Investing activities:
The decrease in net cash used in investing activities during the nine months ended September 30, 2015, compared to the same period in 2014, was primarily the result of a decrease in capital expenditures. The decrease in capital expenditures was primarily related to the timing of property acquisitions, closings and construction costs for new stores during the current period, as compared to the same period in the prior year.

Financing activities:
The increase in net cash used in financing activities during the nine months ended September 30, 2015, compared to the same period in 2014, was primarily attributable to a higher level of repurchases of our common stock during the current period, as compared to the same period in the prior year.

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

As of September 30, 2015, we had outstanding letters of credit, primarily to support obligations related to workers' compensation, general liability and other insurance policies, in the amount of $46 million, reducing the aggregate availability under the Revolving Credit Facility by that amount. As of September 30, 2015, we had no outstanding borrowings under the Revolving Credit Facility.

Senior Notes:
We have issued $1.40 billion aggregate principal amount of unsecured senior notes due between January of 2021 and June of 2023 with United Missouri Bank, N.A. as trustee. Interest on the senior notes, ranging from 3.800% to 4.875%, is payable biannually and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of our subsidiaries ("Subsidiary Guarantors") that incurs or guarantees obligations under our Credit Agreement or under other credit facility or capital markets debt of ours or any of our Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the Subsidiary Guarantor's guarantee under our Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all the property of, the Subsidiary Guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by us, and we have no independent assets or operations other than those of our subsidiaries. Our only direct or indirect subsidiaries that would not be Subsidiary Guarantors would be minor subsidiaries. Neither we, nor any of our Subsidiary Guarantors, are subject to any material or significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law.

Debt covenants:
The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) create certain liens on assets to secure certain debt; (ii) enter into certain sale and leaseback transactions; and (iii) merge or consolidate with another company or transfer all or substantially all of our or its property, in each case as set forth in the indentures. These covenants are, however, subject to a number of important limitations and exceptions. As of September 30, 2015, we were in compliance with the covenants applicable to our senior notes.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50 times through maturity, and a maximum consolidated leverage ratio of 3.00 times through maturity. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense ("EBITDAR"). Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from our lenders. We had a consolidated fixed charge coverage ratio of 5.84 times and 5.24 times as of September 30, 2015 and 2014, respectively, and a consolidated leverage ratio of 1.57 times and 1.77 times as of September 30, 2015 and 2014, respectively, remaining in compliance with all covenants related to the borrowing arrangements. Under our current financing plan, we have targeted an adjusted debt to EBITDAR ratio range of 2.00 times to 2.25 times.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Twelve Months Ended September 30,
	2015	2014
GAAP net income	$894,318	$748,851
Add: Interest expense	57,096	52,123
Rent expense	271,080	260,010
Provision for income taxes	506,528	427,122
Depreciation expense	201,846	190,680
Amortization expense (benefit)	6,909	(56)
Non-cash share-based compensation	22,327	22,661
Non-GAAP EBITDAR	$1,960,104	$1,701,391

Interest expense	$57,096	$52,123
Capitalized interest	7,526	12,665
Rent expense	271,080	260,010
Total fixed charges	$335,702	$324,798

Consolidated fixed charge coverage ratio	5.84	5.24

GAAP debt	$1,396,995	$1,396,532
Stand-by letters of credit	45,924	47,782
Discount on senior notes	3,005	3,512
Six-times rent expense	1,626,480	1,560,060
Non-GAAP adjusted debt	$3,072,404	$3,007,886

Consolidated leverage ratio	1.57	1.77

Free cash flow, the consolidated fixed charge coverage ratio and consolidated leverage ratio discussed and presented in the tables above are not derived in accordance with United States generally accepted accounting principles ("GAAP"). We do not, nor do we suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. We believe that the presentation of our free cash flow, consolidated fixed charge coverage ratio and consolidated leverage ratio provides meaningful supplemental information to both management and investors and reflects the required covenants under the Credit Agreement. We include these items in judging our performance and believe this non-GAAP information is useful to investors as well. Material limitations of these non-GAAP measures are that such measures do not reflect actual GAAP amounts. We compensate for such limitations by presenting, in the tables above, a reconciliation to the most directly comparable GAAP measures.

Share repurchase program:
In January of 2011, our Board of Directors approved a share repurchase program. Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 4, 2015, and May 29, 2015, our Board of Directors each time approved a resolution to increase the authorization amount under our share repurchase program by an additional $500 million, resulting in a cumulative authorization amount of $5.50 billion. Each additional $500 million authorization is effective for a three-year period, beginning on its respective announcement date.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Shares repurchased	1,147	2,542	3,784	4,564
Average price per share	$238.97	$152.42	$224.39	$150.55
Total investment	$274,213	$387,461	$849,145	$687,086

As of September 30, 2015, we had $430 million remaining under our share repurchase program. Subsequent to the end of the third quarter and through November 6, 2015, we repurchased an additional 0.1 million shares of our common stock under our share repurchase program, at an average price of $249.06, for a total investment of $32 million. We have repurchased a total of 50.3 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through November 6, 2015, at an average price of $101.51, for a total aggregate investment of $5.10 billion.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). Under ASU 2014-09, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. ASU 2014-09 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August of 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" ("ASU 2015-14"), to defer the effective date of ASU 2014-09 by one year. Originally, for public companies, ASU 2014-09 was effective for annual reporting periods beginning after December 15, 2016, including periods within that reporting period, and could be adopted either retrospectively or as a cumulative effect adjustment at the date of adoption, with early adoption not permitted. For public companies, ASU 2015-14 changes ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including periods within that reporting period, and can be adopted retrospectively or as a cumulative effective adjustment at the date of adoption, with early adoption allowed, but not before ASU 2014-09's original effective date of December 15, 2016. We will adopt this guidance beginning with our first quarter ending March 31, 2018. We are in the process of evaluating the potential future impact, if any, of ASU 2014-09 on our consolidated financial position, results of operations and cash flows.

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

In April of 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August of 2015, the FASB issued ASU 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015, EITF Meeting" ("ASU 2015-15"), to update ASU 2015-03 to reflect a Securities and Exchange Commission change. ASU 2015-15 allows an entity, in the case of a line-of-credit arrangement, to either follow ASU 2015-03 or defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratable over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including periods within that reporting period, requires retrospective application, and early adoption is permitted. We will adopt this guidance with our first quarter ending March 31, 2016. The application of this guidance affects classification only, and therefore, it is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the "Revolving Credit Facility") with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. As of September 30, 2015, we had no outstanding borrowings under our Revolving Credit Facility.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of September 30, 2015, our cash and cash equivalents totaled $277 million.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the fiscal quarter ending September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

O'Reilly Automotive, Inc. and its subsidiaries (the "Company" or "O'Reilly") is currently involved in litigation incidental to the ordinary conduct of the Company's business. The Company records reserves for litigation losses in instances where a material adverse outcome is probable and the Company is able to reasonably estimate the probable loss. The Company reserves for an estimate of material legal costs to be incurred in pending litigation matters. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters, taking into account applicable insurance and reserves, will have a material adverse effect on its consolidated financial position, results of operations or cash flows in a particular quarter or annual period.

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

As previously reported, on June 18, 2015, a jury in Greene County, Missouri returned an unfavorable verdict in a litigated contract dispute in the matter Meridian Creative Alliance vs. O'Reilly Automotive Stores, Inc, et. al. in the amount of $12.5 million. The Company strongly believes that the verdict was unjust and unsupported by the law and the underlying facts and, further, that there are several potential bases for reversal on appeal. The Company intends to vigorously challenge the Court of Appeals. The Company currently has reserved $18.8 million with respect to this matter.

Item 1A. Risk Factors

As of September 30, 2015, there have been no material changes in O'Reilly Automotive, Inc. and its subsidiaries' risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

O'Reilly Automotive, Inc. and its subsidiaries (the "Company") had no sales of unregistered securities during the nine months ended September 30, 2015. The following table identifies all repurchases during the three months ended September 30, 2015, of any of the Company's securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
July 1, 2015, through July 31, 2015	239	$231.08	239	$649,249
August 1, 2015, through August 31, 2015	366	241.15	366	560,895
September 1, 2015, through September 30, 2015	542	240.97	542	$430,191
Total as of September 30, 2015	1,147	$238.97	1,147

(1)
Under the Company's share repurchase program, as approved by its Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company's Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 4, 2015, and May 29, 2015, the Company's Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $500 million, resulting in a cumulative authorization amount of $5.5 billion. Each additional $500 million authorization is effective for a three-year period, beginning on its respective announcement date. The authorization under the share repurchase program that currently has capacity is scheduled to expire on May 29, 2018. No other share repurchase programs existed during the nine months ended September 30, 2015.

Subsequent to the end of the third quarter and through November 6, 2015, the Company repurchased an additional 0.1 million shares of its common stock under our share repurchase program, at an average price of $249.06, for a total investment of $32 million. The Company has repurchased a total of 50.3 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through November 6, 2015, at an average price of $101.51, for a total aggregate investment of $5.1 billion.

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

O'REILLY AUTOMOTIVE, INC.

November 6, 2015	/s/ Greg L. Henslee
Date	Greg L. Henslee
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2015	/s/ Thomas McFall
Date	Thomas McFall
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated August 13, 2014, is incorporated herein by this reference.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K.