Form 10-Q
period 2016-03-31
O REILLY AUTOMOTIVE INC
filed 2016-05-09
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, $0.01 par value - 96,455,859 shares outstanding as of May 2, 2016.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$716,008	$116,301
Accounts receivable, net	178,282	161,078
Amounts receivable from suppliers	68,486	72,609
Inventory	2,701,760	2,631,015
Other current assets	36,927	29,023
Total current assets	3,701,463	3,010,026

Property and equipment, at cost	4,473,747	4,372,250
Less: accumulated depreciation and amortization	1,559,820	1,510,694
Net property and equipment	2,913,927	2,861,556

Notes receivable, less current portion	12,172	13,219
Goodwill	757,130	757,142
Other assets, net	35,081	34,741
Total assets	$7,419,773	$6,676,684

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,782,609	$2,608,231
Self-insurance reserves	71,069	72,741
Accrued payroll	66,842	59,101
Accrued benefits and withholdings	49,175	72,203
Income taxes payable	114,321	1,444
Other current liabilities	231,661	232,678
Total current liabilities	3,315,677	3,046,398

Long-term debt	1,885,877	1,390,018
Deferred income taxes	76,450	79,772
Other liabilities	201,928	199,182

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
96,726,677 as of March 31, 2016, and
97,737,171 as of December 31, 2015	967	977
Additional paid-in capital	1,301,057	1,281,497
Retained earnings	637,817	678,840
Total shareholders’ equity	1,939,841	1,961,314

Total liabilities and shareholders’ equity	$7,419,773	$6,676,684
Note: The balance sheet at December 31, 2015, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.
See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended March 31,
	2016	2015
Sales	$2,096,150	$1,901,903
Cost of goods sold, including warehouse and distribution expenses	998,571	914,944
Gross profit	1,097,579	986,959

Selling, general and administrative expenses	678,953	636,586
Operating income	418,626	350,373

Other income (expense):
Interest expense	(14,821)	(14,402)
Interest income	752	580
Other, net	1,017	1,113
Total other expense	(13,052)	(12,709)

Income before income taxes	405,574	337,664
Provision for income taxes	150,200	124,800
Net income	$255,374	$212,864

Earnings per share-basic:
Earnings per share	$2.63	$2.09
Weighted-average common shares outstanding – basic	97,140	101,612

Earnings per share-assuming dilution:
Earnings per share	$2.59	$2.06
Weighted-average common shares outstanding – assuming dilution	98,537	103,257

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$255,374	$212,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	52,778	54,950
Amortization of debt discount and issuance costs	546	525
Excess tax benefit from share-based compensation	(14,762)	(21,188)
Deferred income taxes	(3,322)	(4,441)
Share-based compensation programs	5,178	5,890
Other	1,481	1,355
Changes in operating assets and liabilities:
Accounts receivable	(19,206)	(19,867)
Inventory	(70,745)	26,807
Accounts payable	174,378	53,582
Income taxes payable	127,638	117,221
Other	(21,183)	(21,673)
Net cash provided by operating activities	488,155	406,025

Investing activities:
Purchases of property and equipment	(103,974)	(91,140)
Proceeds from sale of property and equipment	864	658
Payments received on notes receivable	1,047	935
Net cash used in investing activities	(102,063)	(89,547)

Financing activities:
Proceeds from the issuance of long-term debt	499,160	—
Payment of debt issuance costs	(3,725)	—
Principal payments on capital leases	—	(19)
Repurchases of common stock	(312,656)	(134,813)
Excess tax benefit from share-based compensation	14,762	21,188
Net proceeds from issuance of common stock	16,074	20,252
Net cash provided by (used in) financing activities	213,615	(93,392)

Net increase in cash and cash equivalents	599,707	223,086
Cash and cash equivalents at beginning of the period	116,301	250,560
Cash and cash equivalents at end of the period	$716,008	$473,646

Supplemental disclosures of cash flow information:
Income taxes paid	$23,765	$8,675
Interest paid, net of capitalized interest	23,063	23,435
See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2016

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Financial assets and liabilities measured at fair value on a recurring basis:
The carrying amount of the Company’s marketable securities is included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015. The Company recorded an increase in fair value related to its marketable securities in the amounts of $0.1 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$17,933	$—	$—	$17,933

	December 31, 2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$16,895	$—	$—	$16,895

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of March 31, 2016, and December 31, 2015, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company’s senior notes are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015. See Note 3 for further discussion on the Company’s senior notes.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach. The fair values as of March 31, 2016, and December 31, 2015, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
$500 million, 4.875% Senior Notes due 2021	$496,153	$545,237	$495,951	$542,078
$300 million, 4.625% Senior Notes due 2021	298,466	325,027	298,396	319,620
$300 million, 3.800% Senior Notes due 2022	297,617	315,934	297,535	303,595
$300 million, 3.850% Senior Notes due 2023	298,190	314,925	$298,136	$302,468
$500 million, 3.550% Senior Notes due 2026	$495,451	$517,907

The accompanying Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from suppliers and accounts payable. Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 3 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Revolving Credit Facility	$—	$—
$500 million, 4.875% Senior Notes due 2021(1), effective interest rate of 4.962%	496,153	495,951
$300 million, 4.625% Senior Notes due 2021(2), effective interest rate of 4.647%	298,466	298,396
$300 million, 3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	297,617	297,535
$300 million, 3.850% Senior Notes due 2023(4), effective interest rate of 3.851%	298,190	298,136
$500 million, 3.550% Senior Notes due 2026(5), effective interest rate of 3.570%	495,451	—
Long-term debt	$1,885,877	$1,390,018

(1)
Net of unamortized discount of $1.7 million as of March 31, 2016, and $1.8 million as of December 31, 2015, and debt issuance costs of $2.2 million as of March 31, 2016, and $2.3 million as of December 31, 2015.

(2)	Net of unamortized discount of $0.3 million as of March 31, 2016, and December 31, 2015, and debt issuance costs of $1.2 million as of March 31, 2016, and $1.3 million as of December 31, 2015.

(3)	Net of unamortized discount of $0.8 million as of March 31, 2016, and December 31, 2015, and debt issuance costs of $1.6 million as of March 31, 2016, and $1.7 million as of December 31, 2015.

(4)	Net of unamortized discount of less than $0.1 million as of March 31, 2016, and December 31, 2015, and debt issuance costs of $1.8 million as of March 31, 2016, and December 31, 2015.

(5)	Net of unamortized discount of $0.8 million as of March 31, 2016, and debt issuance costs of $3.7 million as of March 31, 2016.

Unsecured revolving credit facility:
On January 14, 2011, the Company entered into a credit agreement, as amended by Amendment No. 1 dated as of September 9, 2011, and as further amended by Amendment No. 2 dated as of July 2, 2013, and as further amended by Amendment No. 3 dated as of June 18, 2015 (the “Credit Agreement”). The Credit Agreement provides for a $600 million unsecured revolving credit facility (the “Revolving Credit Facility”) arranged by Bank of America, N.A., which is scheduled to mature in July 2018. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility. As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million.

As of March 31, 2016, and December 31, 2015, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $38.9 million and $37.5 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts. As of March 31, 2016, and December 31, 2015, the Company had no outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin for Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions. As of March 31, 2016, based upon the Company’s credit ratings, its margin for Base Rate loans was 0.000%, its margin for Eurodollar Rate loans was 0.875% and its facility fee was 0.125%.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50 times, and a maximum consolidated leverage ratio of 3.00 times. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of March 31, 2016, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:
On March 8, 2016, the Company issued $500 million aggregate principal amount of unsecured 3.550% Senior Notes due 2026 (“3.550% Senior Notes due 2026”) at a price to the public of 99.832% of their face value under its shelf registration statement with United Missouri Bank, N.A. (“UMB”) as trustee. Interest on the 3.550% Senior Notes due 2026 is payable on March 15 and September 15 of each year, beginning on September 15, 2016, and is computed on the basis of a 360-day year.

The Company has issued a cumulative $1.9 billion aggregate principal amount of unsecured senior notes, which are due between January 2021 and March 2026 with UMB as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees obligations under the Company’s Credit Agreement or under other credit facility or capital markets debt of the Company’s or any of the Company’s Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the Subsidiary Guarantor’s guarantee under the Company’s Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all of the property of, the Subsidiary Guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by the Company, and the Company has no independent assets or operations other than those of its subsidiaries. The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries. Neither the Company, nor any of its Subsidiary Guarantors, is subject to any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of March 31, 2016.

NOTE 4 – WARRANTIES

The Company provides warranties on certain merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties. The risk of loss arising from warranty claims is typically the obligation of the Company’s suppliers. Certain suppliers provide upfront allowances to the Company in lieu of accepting the obligation for warranty claims. For this merchandise, when sold, the Company bears the risk of loss associated with the cost of warranty claims. Differences between supplier allowances received by the Company in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to cost of sales. Estimated warranty costs, which are recorded as obligations at the time of sale, are based on the historical failure rate of each individual product line. The Company’s historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims.

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three months ended March 31, 2016 (in thousands):

Warranty liabilities, balance at December 31, 2015	$35,223
Warranty claims	(16,230)
Warranty accruals	16,742
Warranty liabilities, balance at March 31, 2016	$35,735

NOTE 5 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 10, 2016, the Company’s Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $750 million, resulting in a cumulative authorization amount of $6.3 billion. The additional authorization is effective for a three-year period, beginning on its announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended March 31,
	2016	2015
Shares repurchased	1,231	650
Average price per share	$254.02	$207.50
Total investment	$312,637	$134,803

As of March 31, 2016, the Company had $580.6 million remaining under its share repurchase program. Subsequent to the end of the first quarter and through May 9, 2016, the Company repurchased an additional 1.7 million shares of its common stock under its share repurchase program, at an average price of $258.04, for a total investment of $436.8 million. The Company has repurchased a total of 52.9 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 9, 2016, at an average price of $109.43, for a total aggregate investment of $5.8 billion.

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

The table below identifies stock option activity under these plans during the three months ended March 31, 2016 (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2015	3,308	$80.86
Granted	192	263.18
Exercised	(206)	63.65
Forfeited	(14)	112.13
Outstanding at March 31, 2016	3,280	$92.50
Exercisable at March 31, 2016	2,357	$58.75

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.

•

•	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount by which the Company’s stock price is expected to fluctuate, based on a historical trend.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Risk free interest rate	1.59%	1.57%
Expected life	5.9 Years	6.1 Years
Expected volatility	22.4%	22.4%
Expected dividend yield	—%	—%

The Company’s forfeiture rate is the estimated percentage of options awarded that are expected to be forfeited or canceled prior to becoming fully vested. The Company’s estimate is evaluated periodically and is based upon historical experience at the time of evaluation and reduces expense ratably over the vesting period or the minimum required service period.

The following table summarizes activity related to stock options awarded by the Company for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2016	2015
Compensation expense for stock options awarded	$4,336	$4,997
Income tax benefit from compensation expense related to stock options	1,620	1,847
Weighted-average grant-date fair value of options awarded	$66.27	$51.57

The remaining unrecognized compensation expense related to unvested stock option awards at March 31, 2016, was $32.3 million and the weighted-average period of time over which this cost will be recognized is 2.9 years.

Other share-based compensation plans:
The Company sponsors other share-based compensation plans: an employee stock purchase plan (the “ESPP”), which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value; a performance incentive plan, which provides for the award of shares of restricted stock to its corporate and senior management that vest evenly over a three-year period and are held in escrow until such vesting has occurred; and a director stock plan, which provides for the award of shares of restricted stock to the Company’s independent directors that vest evenly over a three-year period and are held in escrow until such vesting has occurred. The fair value of shares issued under the ESPP is based on the average of the high and low market prices of the Company’s common stock during the offering periods, and compensation expense is recognized based on the discount between the fair value and the employee purchase price for the shares sold to employees. The fair value of shares awarded under restricted stock plans is based on the closing market price of the Company’s common stock on the date of the award, and compensation expense is recorded evenly over the minimum required service period.

The table below summarizes activity related to the Company’s other share-based compensation plans for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Compensation expense for shares issued under the ESPP	$523	$489
Income tax benefit from compensation expense related to shares issued under the ESPP	195	181
Compensation expense for restricted shares awarded	319	404
Income tax benefit from compensation expense related to restricted awards	$119	$149

Profit sharing and savings plan:
The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have at least six months of service. The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. An employee must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company did not make any discretionary contributions to the 401(k) Plan during the three months ended March 31, 2016 or 2015. The Company expensed matching contributions under the 401(k) Plan in the amounts of $5.0 million and $4.2 million for the three months ended March 31, 2016 and 2015, respectively.

Nonqualified deferred compensation plan:
The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation, that was precluded under the Company’s 401(k) Plan due to the annual limitations, which is then matched by the Company using the same formula as the 401(k) Plan. An employee must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $17.9 million and $16.9 million as of March 31, 2016, and December 31, 2015, respectively, and was included within “Other liabilities” on the Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of less than $0.1 million for each of the three months ended March 31, 2016 and 2015.

NOTE 7 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2016	2015
Numerator (basic and diluted):
Net income	$255,374	$212,864

Denominator:
Weighted-average common shares outstanding – basic	97,140	101,612
Effect of stock options (1)	1,397	1,645
Weighted-average common shares outstanding – assuming dilution	98,537	103,257

Earnings per share:
Earnings per share-basic	$2.63	$2.09
Earnings per share-assuming dilution	$2.59	$2.06

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	268	278
Weighted-average exercise price per share of antidilutive stock options (1)	$256.19	$195.90

(1)	See Note 6 for further information concerning the terms of the Company’s share-based compensation plans.

For the three months ended March 31, 2016 and 2015, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

Subsequent to the end of the first quarter and through May 9, 2016, the Company repurchased 1.7 million shares of its common stock, at an average price of $258.04, for a total investment of $436.8 million.

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

As previously reported, on June 18, 2015, a jury in Greene County, Missouri returned an unfavorable verdict in a litigated contract dispute in the matter Meridian Creative Alliance vs. O’Reilly Automotive Stores, Inc. et. al. in the amount of $12.5 million. The Company strongly believes that the verdict was unjust and unsupported by the law and the underlying facts and, further, that there are several potential bases for reversal on appeal. The Company is vigorously challenging the verdict in the Court of Appeals. As of March 31, 2016, the Company had reserved $18.7 million with respect to this matter.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under ASU 2014-09, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. ASU 2014-09 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August of 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), to defer the effective date of ASU 2014-09 by one year. For public companies, ASU 2015-14 changes ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including periods within that reporting period. These ASUs can be adopted retrospectively or as a cumulative-effective adjustment at the date of adoption, with early adoption allowed, but not before December 15, 2016. The Company will adopt this guidance beginning with its first quarter ending March 31, 2018. The Company is in the process of evaluating the potential future impact, if any, of ASU 2014-09 on its consolidated financial position, results of operations and cash flows, and which method of adoption is most appropriate for the Company.

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2019. The Company is in the process of evaluating the future impact of ASU 2016-02 on its consolidated financial position, results of operations and cash flows.

In March of 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”). ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to the economic characteristics and risks of the debt hosts and requires entities to solely use the four-step decision sequence, which is already in existence, when assessing the embedded call or put options. For public companies, ASU 2016-06 is effective for annual reporting periods beginning after December 15, 2016, including periods within that reporting period, and can be adopted on a modified retrospective basis, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2017. The application of this guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In March of 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, several aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, were simplified. For public companies, ASU 2016-09 is effective for annual reporting beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. ASU 2016-09 includes various adoption methods, depending on the guidance being adopted; amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method, while the amendments related to the presentation of employee taxes paid on the statement of cash flows should be applied retrospectively, the amendments requiring recognition of excess tax benefits and deficiencies in the income statement should be applied prospectively, and amendments related to the presentation of excess tax benefits on the statement of cash flows should be applied either prospectively or retrospectively. The Company will adopt this guidance beginning with its first quarter ending March 31, 2017. The Company is in the process of evaluating the future impact of ASU 2016-09 on its consolidated financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” or “O’Reilly,” refer to O’Reilly Automotive, Inc. and its subsidiaries.

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including

•	an overview of the key drivers of the automotive aftermarket industry;
•our results of operations for the three months ended March 31, 2016 and 2015;

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

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend” or similar words. In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the economy in general, inflation, product demand, the market for auto parts, competition, weather, risks associated with the performance of acquired businesses, our ability to hire and retain qualified employees, consumer debt levels, our increased debt levels, credit ratings on public debt, governmental regulations, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2015, for additional factors that could materially affect our financial performance. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets. We plan to open 210 net, new stores in 2016. We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains. We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing unsecured revolving credit facility. During the three months ended March 31, 2016, we opened 52 stores and did not close any stores and, as of that date, operated 4,623 stores in 44 states.

Operating within the retail industry, we are influenced by a number of general macroeconomic factors including, but not limited to, fuel costs, unemployment rates, consumer preferences and spending habits, and competition. We have ongoing initiatives aimed at tailoring our product offering to adjust to customers’ changing preferences and we also have initiatives focused on marketing and training to educate customers on the advantages of ongoing vehicle maintenance, as well as “purchasing up” on the value spectrum.

We believe the key drivers of current and future demand of the products sold within the automotive aftermarket include the number of U.S. miles driven, number of U.S. registered vehicles, new light vehicle registrations, average vehicle age and unemployment.

•
Number of Miles Driven – The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket. According to the Department of Transportation, prior to 2007, the annual number of total miles driven in the U.S. had steadily increased; however, between 2008 and 2013, as the U.S. experienced difficult macroeconomic conditions and historically high levels of unemployment, the number of total miles driven in the U.S. remained relatively flat. In 2014, as the U.S. economy began to recover, miles driven also improved increasing 1.7%, and for 2015, miles driven increased 3.5%. Through February of 2016, year-to-date miles driven increased 3.7%. In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and continued demand for the repair and maintenance products sold within the automotive aftermarket. We believe that as total employment continues to improve, total miles driven in the U.S. should continue to increase in line with the historical trend of long-term annual growth.

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age – The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by The Auto Care Association, the total number of registered vehicles increased 6% from 2004 to 2014, bringing the number of light vehicles on the road to 253 million by the end of 2014. For the year ended December 31, 2015, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 17 million, and for 2016, the SAAR is estimated to again be approximately 17 million, contributing to the continued growth in the total number of registered vehicles on the road. In the past decade, vehicle scrappage rates have remained relatively stable, ranging from 4.6% to 5.7% annually. As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 21%, from 9.4 years in 2004 to 11.4 years in 2014. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment – Unemployment, underemployment, the threat of future joblessness and the uncertainty surrounding the overall economic health of the U.S. have a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment have historically impeded the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. As of December 31, 2015, the U.S. unemployment rate was 5.0%, its lowest rate in over seven years, and as of March 31, 2016, the U.S. unemployment rate continued to be 5.0%. We believe total employment should continue to increase, and we would expect to see a corresponding increase in commuter traffic as unemployed individuals return to work, further aiding the positive long-term trend of growth of total miles driven in the U.S. and demand for automotive aftermarket products. Aided by the anticipated increase in commuter miles, we believe overall annual U.S. miles driven should continue to increase in line with the historical trend of long-term annual growth, resulting in continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

RESULTS OF OPERATIONS

Sales:
Sales for the three months ended March 31, 2016, increased $194 million to $2.10 billion from $1.90 billion for the same period one year ago, representing an increase of 10%. Comparable store sales for stores open at least one year increased 6.1% and 7.2% for the three months ended March 31, 2016 and 2015, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to Team Members and sales from Leap Day during the three months ended March 31, 2016.

The following table presents the components of the increase in sales for the three months ended March 31, 2016 (in millions):

Increase in Sales for the Three Months Ended March 31, 2016, Compared to the Same Period in 2015
Store sales:
Comparable store sales	$113
Non-comparable store sales:
Sales for stores opened throughout 2015, excluding stores open at least one year that are included in comparable store sales	46
Sales for stores opened throughout 2016	6
Sales from Leap Day	24
Sales in 2015 for stores that have closed	(1)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	6
Total increase in sales	$194

We believe the increased sales achieved by our stores are the result of store growth, sales from one additional day due to Leap Day and the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory in our regional distribution centers, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.

Our comparable store sales increase for the three months ended March 31, 2016, was driven by an increase in average ticket values and customer transaction counts for both our DIY and professional service provider customers. The improvement in average ticket values was the result of the increasing complexity and cost of replacement parts necessary to maintain the current population of better engineered and more technically advanced vehicles. These better engineered vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time, which creates pressure on customer transaction counts; however, when repairs are required, the cost of replacement parts is, on average, greater. Despite pressure from these better engineered vehicles requiring less frequent repairs, customer transaction counts increased for both DIY and professional service provider customers for the three months ended March 31, 2016. These increases in transaction counts were driven by an increase in miles driven and a corresponding increase in vehicle maintenance, which was led by lower gas prices and low unemployment levels. These factors created a positive macroeconomic environment, which was beneficial to both DIY and professional service provider customer transaction counts. In addition, the increase in our DIY transaction counts benefited from our continued focus on staffing our stores with knowledgeable parts professionals to assist our DIY customers during high DIY traffic periods, including nights and weekends, and the increase in our professional service provider customer transaction counts benefited from the continued growth of our less mature stores.

We opened 52 net, new stores during the three months ended March 31, 2016, compared to 67 net, new stores for the three months ended March 31, 2015. As of March 31, 2016, we operated 4,623 stores in 44 states compared to 4,433 stores in 43 states at March 31, 2015. We anticipate total new store growth to be 210 net, new store openings in 2016.

Gross profit:
Gross profit for the three months ended March 31, 2016, increased to $1.10 billion (or 52.4% of sales) from $987 million (or 51.9% of sales) for the same period one year ago, representing an increase of 11%. The increase in gross profit dollars was the result of the increase in comparable store sales at existing stores, sales from new stores and one additional day due to Leap Day. The increase in gross profit as a percentage of sales was primarily due to product acquisition cost improvements and increased leverage of net distribution costs, partially offset by a larger non-cash last-in, first-out (“LIFO”) impact. Product acquisition cost improvements are the result of our ongoing negotiations with our suppliers to improve our inventory purchase costs based on our increasing scale. The increased leverage of net distribution costs was driven by our strong operating results. The non-cash LIFO impact is the result of our continued product acquisition cost reductions, and due to these acquisition cost reductions, we fully depleted our LIFO reserve in 2013. Our policy is to not write up inventory in excess of replacement cost, and accordingly, we are effectively valuing our inventory at replacement cost. During the three months ended March 31, 2016 and 2015, our LIFO costs were written down by approximately $13 million and $8 million, respectively, to reflect replacement cost.

Selling, general and administrative expenses:
Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2016, increased to $679 million (or 32.4% of sales) from $637 million (or 33.5% of sales) for the same period one year ago, representing an increase of 7%. The increase in total SG&A dollars was primarily the result of additional Team Members, facilities and vehicles to support our increased store count and one additional day due to Leap Day. The decrease in SG&A as a percentage of sales was primarily due to increased leverage of store operating costs on strong comparable store sales results.

Operating income:
As a result of the impacts discussed above, operating income for the three months ended March 31, 2016, increased to $419 million (or 20.0% of sales) from $350 million (or 18.4% of sales) for the same period one year ago, representing an increase of 19%.

Other income and expense:
Total other expense for the three months ended March 31, 2016, was flat at $13 million (or 0.6% of sales) and $13 million (or 0.7% of sales) for the same period one year ago.

Income taxes:
Our provision for income taxes for the three months ended March 31, 2016, increased to $150 million (or 7.2% of sales) from $125 million (or 6.6% of sales) for the same period one year ago, representing an increase of 20%. Our effective tax rate for the three months ended March 31, 2016 and 2015, was flat at 37.0% of income before income taxes. The increase in our provision for income taxes was primarily the result of higher taxable income in the current period, driven by our strong operating results.

Net income:
As a result of the impacts discussed above, net income for the three months ended March 31, 2016, increased to $255 million (or 12.2% of sales) from $213 million (or 11.2% of sales) for the same period one year ago, representing an increase of 20%.

Earnings per share:
Our diluted earnings per common share for the three months ended March 31, 2016, increased 26% to $2.59 on 99 million shares from $2.06 on 103 million shares for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
Liquidity:	2016	2015
Total cash provided by (used in):
Operating activities	$488,155	$406,025
Investing activities	(102,063)	(89,547)
Financing activities	213,615	(93,392)
Net increase in cash and cash equivalents	$599,707	$223,086

Capital expenditures	$103,974	$91,140
Free cash flow (1)	384,181	314,885

(1)	Calculated as net cash provided by operating activities, less capital expenditures for the period.

Operating activities:
The increase in net cash provided by operating activities during the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to a larger increase in net income and a larger decrease in net inventory investment. Net inventory investment reflects our investment in inventory, net of the amount of accounts payable to suppliers. The larger decrease in net inventory investment in the current period, as compared to the same period in the prior year, was primarily attributable to a higher level of inventory purchases as a result of our strong sales performance and our distribution center expansion project, as well as the timing of payments.

Investing activities:
The increase in net cash used in investing activities during the three months ended March 31, 2016, compared to the same period in 2015, was primarily the result of an increase in capital expenditures related to the timing of property acquisitions, closings and construction costs for new stores and our distribution network expansion project.

Financing activities:
The net cash provided by financing activities during the three months ended March 31, 2016, versus net cash used in financing activities during the three months ended March 31, 2015, was primarily attributable to net proceeds from the issuance of long-term debt during the current period, partially offset by a greater impact from the repurchases of our common stock under our share repurchase program during the current period, as compared to the same period in the prior year.

Unsecured revolving credit facility:
On January 14, 2011, we entered into a credit agreement, as amended by Amendment No. 1 dated as of September 9, 2011, and as further amended by Amendment No. 2 dated as of July 2, 2013, and as further amended by Amendment No. 3 dated as of June 18, 2015 (the “Credit Agreement”). The Credit Agreement provides for a $600 million unsecured revolving credit facility (the “Revolving Credit Facility”) arranged by Bank of America, N.A., which is scheduled to mature in July 2018. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings. As described in the Credit Agreement governing the Revolving Credit Facility, we may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million.

As of March 31, 2016, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $39 million, reducing the aggregate availability under the Revolving Credit Facility by that amount. As of March 31, 2016, we had no outstanding borrowings under the Revolving Credit Facility.

Senior Notes:
On March 8, 2016, we issued $500 million aggregate principal amount of unsecured 3.550% Senior Notes due 2026 (“3.550% Senior Notes due 2026”) at a price to the public of 99.832% of their face value with United Missouri Bank, N.A. (“UMB”) as trustee. Interest on the 3.550% Senior Notes due 2026 is payable on March 15 and September 15 of each year, beginning on September 15, 2016, and is computed on the basis of a 360-day year.

We have issued a cumulative $1.90 billion aggregate principal amount of unsecured senior notes, which are due between January 2021 and March 2026 with UMB as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of our subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees obligations under our Credit Agreement or under other credit facility or capital markets debt of ours or any of our Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the Subsidiary Guarantor’s guarantee under our Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all the property of, the Subsidiary Guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by us, and we have no independent assets or operations other than those of our subsidiaries. Our only direct or indirect subsidiaries that would not be Subsidiary Guarantors would be minor subsidiaries. Neither we, nor any of our Subsidiary Guarantors, are subject to any material or significant restrictions on our ability to obtain funds from our subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law.

Debt covenants:
The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) create certain liens on assets to secure certain debt; (ii) enter into certain sale and leaseback transactions; and (iii) merge or consolidate with another company or transfer all or substantially all of our or its property, in each case as set forth in the indentures. These covenants are, however, subject to a number of important limitations and exceptions. As of March 31, 2016, we were in compliance with the covenants applicable to our senior notes.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50 times, and a maximum consolidated leverage ratio of 3.00 times. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense (“EBITDAR”). Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from our lenders. We had a consolidated fixed charge coverage ratio of 6.14 times and 5.53 times as of March 31, 2016 and 2015, respectively, and a consolidated leverage ratio of 1.72 times and 1.66 times as of March 31, 2016 and 2015, respectively, remaining in compliance with all covenants related to the borrowing arrangements. Under our current financing plan, we have targeted an adjusted debt to EBITDAR ratio range of 2.00 times to 2.25 times.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended March 31, 2016 and 2015 (dollars in thousands):

	For the Twelve Months Ended March 31,
	2016	2015
GAAP net income	$973,726	$817,186
Add: Interest expense	57,548	54,283
Rent expense	275,324	266,213
Provision for income taxes	554,550	467,700
Depreciation expense	206,086	195,812
Amortization expense	1,998	5,866
Non-cash share-based compensation	21,187	23,889
Non-GAAP EBITDAR	$2,090,419	$1,830,949

Interest expense	$57,548	$54,283
Capitalized interest	7,721	10,448
Rent expense	275,324	266,213
Total fixed charges	$340,593	$330,944

Consolidated fixed charge coverage ratio	6.14	5.53

GAAP debt (1)	$1,885,877	$1,388,807
Stand-by letters of credit	38,936	50,506
Discount on senior notes	3,586	3,259
Debt issuance costs	10,537	7,940
Six-times rent expense	1,651,944	1,597,278
Non-GAAP adjusted debt	$3,590,880	$3,047,790

Consolidated leverage ratio	1.72	1.66

(1)
Prior period amount has been reclassified to conform to current period presentation, due to the Company’s adoption of new accounting standards during the fourth quarter ended December 31, 2015. See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2015.

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

Share repurchase program:
In January of 2011, our Board of Directors approved a share repurchase program. Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 10, 2016, our Board of Directors approved a resolution to increase the authorization amount under our share repurchase program by an additional $750 million, resulting in a cumulative authorization amount of $6.25 billion. The additional $750 million authorization is effective for a three-year period, beginning on its announcement date.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended March 31,
	2016	2015
Shares repurchased	1,231	650
Average price per share	$254.02	$207.50
Total investment	$312,637	$134,803

As of March 31, 2016, we had $581 million remaining under our share repurchase program. Subsequent to the end of the first quarter and through May 9, 2016, we repurchased an additional 1.7 million shares of our common stock under our share repurchase program, at an average price of $258.04, for a total investment of $437 million. We have repurchased a total of 52.9 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through May 9, 2016, at an average price of $109.43, for a total aggregate investment of $5.79 billion.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations to which we are committed since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with GAAP requires the application of certain estimates and judgments by management. Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the condensed consolidated financial statements are prepared. There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under ASU 2014-09, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. ASU 2014-09 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August of 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), to defer the effective date of ASU 2014-09 by one year. For public companies, ASU 2015-14 changes ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including periods within that reporting period. These ASUs can be adopted retrospectively or as a cumulative-effective adjustment at the date of adoption, with early adoption allowed, but not before December 15, 2016. We will adopt this guidance beginning with our first quarter ending March 31, 2018. We are in the process of evaluating the potential future impact, if any, of ASU 2014-09 on our consolidated financial position, results of operations and cash flows, and which method of adoption is most appropriate for us.

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We will adopt this guidance beginning with our first quarter ending March 31, 2019. We are in the process of evaluating the future impact of ASU 2016-02 on our consolidated financial position, results of operations and cash flows.

In March of 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”). ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to the economic characteristics and risks of the debt hosts and requires entities to solely use the four-step decision sequence, which is already in existence, when assessing the embedded call or put options. For public companies, ASU 2016-06 is effective for annual reporting periods beginning after December 15, 2016, including periods within that reporting period, and can be adopted on a modified retrospective basis, with early adoption permitted. We will adopt this guidance beginning with our first quarter ending March 31, 2017. The application of this guidance is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

In March of 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, several aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, were simplified. For public companies, ASU 2016-09 is effective for annual reporting beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. ASU 2016-09 includes various adoption methods, depending on the guidance being adopted; amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method, while the amendments related to the presentation of employee taxes paid on the statement of cash flows should be applied retrospectively, the amendments requiring recognition of excess tax benefits and deficiencies in the income statement should be applied prospectively, and amendments related to the presentation of excess tax benefits on the statement of cash flows should be applied either prospectively or retrospectively. We will adopt this guidance beginning with our first quarter ending March 31, 2017. We are in the process of evaluating the future impact of ASU 2016-09 on our consolidated financial position, results of operations and cash flows.

INTERNET ADDRESS AND ACCESS TO SEC FILINGS

Our Internet address is www.oreillyauto.com. Interested readers can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission’s website at www.sec.gov and searching with our ticker symbol “ORLY.” Such reports are generally available the day they are filed. Upon request, we will furnish interested readers a paper copy of such reports free of charge.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Unless otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” or “O’Reilly,” refer to O’Reilly Automotive, Inc. and its subsidiaries.

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. As of March 31, 2016, we had no outstanding borrowings under our Revolving Credit Facility.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of March 31, 2016, our cash and cash equivalents totaled $716 million.

Our market risks have not materially changed since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the management of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company, including its consolidated subsidiaries, in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) is currently involved in litigation incidental to the ordinary conduct of the Company’s business. The Company records reserves for litigation losses in instances where a material adverse outcome is probable and the Company is able to reasonably estimate the probable loss. The Company reserves for an estimate of material legal costs to be incurred in pending litigation matters. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters, taking into account applicable insurance and reserves, will have a material adverse effect on its consolidated financial position, results of operations or cash flows in a particular quarter or annual period.

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

As previously reported, on June 18, 2015, a jury in Greene County, Missouri returned an unfavorable verdict in a litigated contract dispute in the matter Meridian Creative Alliance vs. O’Reilly Automotive Stores, Inc. et. al. in the amount of $12.5 million. The Company strongly believes that the verdict was unjust and unsupported by the law and the underlying facts and, further, that there are several potential bases for reversal on appeal. The Company is vigorously challenging the verdict in the Court of Appeals. As of March 31, 2016, the Company had reserved $18.7 million with respect to this matter.

Item 1A. Risk Factors

As of March 31, 2016, there have been no material changes in O’Reilly Automotive, Inc. and its subsidiaries’ risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

O’Reilly Automotive, Inc. and its subsidiaries (the “Company”) had no sales of unregistered securities during the three months ended March 31, 2016. The following table identifies all repurchases during the three months ended March 31, 2016, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
January 1, 2016, through January 31, 2016	580	$243.96	580	$1,742
February 1, 2016, through February 29, 2016	262	256.85	262	684,479
March 1, 2016, through March 31, 2016	389	267.12	389	$580,559
Total as of March 31, 2016	1,231	$254.02	1,231

(1)
Under the Company’s share repurchase program, as approved by its Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 10, 2016, the Company’s Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $750 million, resulting in a cumulative authorization amount of $6.3 billion. The additional $750 million authorization is effective for a three-year period, beginning on its announcement date. The authorization under the share repurchase program that currently has capacity is scheduled to expire on February 10, 2019. No other share repurchase programs existed during the three months ended March 31, 2016.

Subsequent to the end of the first quarter and through May 9, 2016, the Company repurchased an additional 1.7 million shares of its common stock under our share repurchase program, at an average price of $258.04, for a total investment of $437 million. The Company has repurchased a total of 52.9 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 9, 2016, at an average price of $109.43, for a total aggregate investment of $5.8 billion.

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
4.1
Indenture, dated as of March 8, 2016, by and among O'Reilly Automotive, Inc., the subsidiaries party thereto as guarantors, and UMB, Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 8, 2016, is incorporated herein by this reference.

4.2
Supplemental Indenture, dated as of March 8, 2016, by and among O'Reilly Automotive, Inc., the subsidiaries party thereto as guarantors, and UMB, Bank, N.A., as Trustee, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 8, 2016, is incorporated herein by this reference.

4.3	Form of 3.550% Note due 2026, included in Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 8, 2016, is incorporated herein by this reference.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

May 9, 2016	/s/	Greg L. Henslee
Date	Greg L. Henslee
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2016	/s/	Thomas McFall
Date	Thomas McFall
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated August 13, 2014, is incorporated herein by this reference.
4.1
Indenture, dated as of March 8, 2016, by and among O'Reilly Automotive, Inc., the subsidiaries party thereto as guarantors, and UMB, Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 8, 2016, is incorporated herein by this reference.

4.2
Supplemental Indenture, dated as of March 8, 2016, by and among O'Reilly Automotive, Inc., the subsidiaries party thereto as guarantors, and UMB, Bank, N.A., as Trustee, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 8, 2016, is incorporated herein by this reference.

4.3	Form of 3.550% Note due 2026, included in Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 8, 2016, is incorporated herein by this reference.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K.