Form 10-Q/A
period 2016-03-31
O REILLY AUTOMOTIVE INC
filed 2016-05-10
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1

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

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

EXPLANATORY NOTE

O’Reilly Automotive, Inc. and its subsidiaries’ (“we” or “our”) Form 10-Q for the quarter ended March 31, 2016, as originally filed with the U.S. Securities and Exchange Commission on May 9, 2016, (the "Original Form 10-Q") inadvertently incorrectly reported the number of shares repurchased, average price and amount invested in such repurchases subsequent to the end of our first quarter. The Original Form 10-Q reported the number and amount of shares repurchased year-to-date, versus the number and amount of shares repurchased subsequent to the end of our first quarter. We are filing this Amendment No. 1 on Form 10-Q/A to properly disclose the number and amount of shares repurchased subsequent to March 31, 2016, and through May 9, 2016, as 0.5 million shares of our common stock, at an average price of $268.74 per share, for a total investment of $124.1 million. These changes are reflected in the following sections: (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 2 of Part II, “Other Information.” We also have updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections have been revised, although we have restated in its entirety our Form 10-Q for the quarter ended March 31, 2016, for the convenience of the reader. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date or modify or update disclosures in any way other than as described above.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q
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

As of March 31, 2016, the Company had $580.6 million remaining under its share repurchase program. Subsequent to the end of the first quarter and through May 9, 2016, the Company repurchased an additional 0.5 million shares of its common stock under its share repurchase program, at an average price of $268.74, for a total investment of $124.1 million. The Company has repurchased a total of 52.9 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 9, 2016, at an average price of $109.43, for a total aggregate investment of $5.8 billion.

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

Subsequent to the end of the first quarter and through May 9, 2016, the Company repurchased 0.5 million shares of its common stock, at an average price of $268.74, for a total investment of $124.1 million.

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

As of March 31, 2016, we had $581 million remaining under our share repurchase program. Subsequent to the end of the first quarter and through May 9, 2016, we repurchased an additional 0.5 million shares of our common stock under our share repurchase program, at an average price of $268.74, for a total investment of $124 million. We have repurchased a total of 52.9 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through May 9, 2016, at an average price of $109.43, for a total aggregate investment of $5.79 billion.

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

Subsequent to the end of the first quarter and through May 9, 2016, the Company repurchased an additional 0.5 million shares of its common stock under our share repurchase program, at an average price of $268.74, for a total investment of $124 million. The Company has repurchased a total of 52.9 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 9, 2016, at an average price of $109.43, for a total aggregate investment of $5.8 billion.

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

O’REILLY AUTOMOTIVE, INC.

May 10, 2016	/s/	Greg L. Henslee
Date	Greg L. Henslee
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2016	/s/	Thomas McFall
Date	Thomas McFall
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated August 13, 2014, is incorporated herein by this reference.
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