Form 10-Q
period 2016-06-30
O REILLY AUTOMOTIVE INC
filed 2016-08-08
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, $0.01 par value - 94,927,731 shares outstanding as of August 1, 2016.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$398,259	$116,301
Accounts receivable, net	186,192	161,078
Amounts receivable from suppliers	78,824	72,609
Inventory	2,741,030	2,631,015
Other current assets	33,828	29,023
Total current assets	3,438,133	3,010,026

Property and equipment, at cost	4,587,944	4,372,250
Less: accumulated depreciation and amortization	1,608,704	1,510,694
Net property and equipment	2,979,240	2,861,556

Notes receivable, less current portion	—	13,219
Goodwill	757,130	757,142
Other assets, net	36,137	34,741
Total assets	$7,210,640	$6,676,684

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,914,641	$2,608,231
Self-insurance reserves	71,177	72,741
Accrued payroll	62,596	59,101
Accrued benefits and withholdings	59,966	72,203
Income taxes payable	—	1,444
Other current liabilities	258,295	232,678
Total current liabilities	3,366,675	3,046,398

Long-term debt	1,886,324	1,390,018
Deferred income taxes	72,961	79,772
Other liabilities	194,670	199,182

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
94,881,546 as of June 30, 2016, and
97,737,171 as of December 31, 2015	949	977
Additional paid-in capital	1,309,441	1,281,497
Retained earnings	379,620	678,840
Total shareholders’ equity	1,690,010	1,961,314

Total liabilities and shareholders’ equity	$7,210,640	$6,676,684
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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$2,176,689	$2,035,518	$4,272,839	$3,937,421
Cost of goods sold, including warehouse and distribution expenses	1,049,510	976,727	2,048,081	1,891,671
Gross profit	1,127,179	1,058,791	2,224,758	2,045,750

Selling, general and administrative expenses	702,118	673,023	1,381,071	1,309,609
Operating income	425,061	385,768	843,687	736,141

Other income (expense):
Interest expense	(18,701)	(14,319)	(33,522)	(28,721)
Interest income	1,193	577	1,945	1,157
Other, net	1,241	182	2,258	1,295
Total other expense	(16,267)	(13,560)	(29,319)	(26,269)

Income before income taxes	408,794	372,208	814,368	709,872
Provision for income taxes	151,000	138,700	301,200	263,500
Net income	$257,794	$233,508	$513,168	$446,372

Earnings per share-basic:
Earnings per share	$2.69	$2.32	$5.31	$4.42
Weighted-average common shares outstanding – basic	95,967	100,547	96,554	101,078

Earnings per share-assuming dilution:
Earnings per share	$2.65	$2.29	$5.24	$4.35
Weighted-average common shares outstanding – assuming dilution	97,282	102,109	97,911	102,684

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$513,168	$446,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	106,430	106,007
Amortization of debt discount and issuance costs	1,173	1,051
Excess tax benefit from share-based compensation	(30,136)	(32,947)
Deferred income taxes	(6,811)	(15,326)
Share-based compensation programs	9,853	11,304
Other	2,655	2,594
Changes in operating assets and liabilities:
Accounts receivable	(28,837)	(34,199)
Inventory	(110,015)	(6,186)
Accounts payable	306,410	118,804
Income taxes payable	25,170	79,172
Other	9,333	21,807
Net cash provided by operating activities	798,393	698,453

Investing activities:
Purchases of property and equipment	(220,416)	(186,531)
Proceeds from sale of property and equipment	1,971	1,608
Payments received on notes receivable	1,047	1,981
Net cash used in investing activities	(217,398)	(182,942)

Financing activities:
Proceeds from the issuance of long-term debt	499,160	—
Payment of debt issuance costs	(3,784)	—
Principal payments on capital leases	—	(25)
Repurchases of common stock	(856,845)	(574,972)
Excess tax benefit from share-based compensation	30,136	32,947
Net proceeds from issuance of common stock	32,296	36,021
Net cash used in financing activities	(299,037)	(506,029)

Net increase in cash and cash equivalents	281,958	9,482
Cash and cash equivalents at beginning of the period	116,301	250,560
Cash and cash equivalents at end of the period	$398,259	$260,042

Supplemental disclosures of cash flow information:
Income taxes paid	$279,099	$194,715
Interest paid, net of capitalized interest	27,174	27,711
See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Financial assets and liabilities measured at fair value on a recurring basis:
The Company invests in various marketable securities with the intention of selling these securities to fulfill its future unsecured obligation under the Company’s nonqualified deferred compensation plan, see Note 6 for further information concerning the Company’s benefit plans. The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015. The Company recorded an increase in fair value related to its marketable securities in the amounts of $0.4 million and less than $0.1 million for the three months ended June 30, 2016 and 2015, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income. The Company recorded an increase in fair value related to its marketable securities in the amounts of $0.5 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$18,535	$—	$—	$18,535

	December 31, 2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$16,895	$—	$—	$16,895

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of June 30, 2016, and December 31, 2015, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company’s senior notes are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015. See Note 3 for further discussion on the Company’s senior notes.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach. The fair values as of June 30, 2016, and December 31, 2015, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
$500 million, 4.875% Senior Notes due 2021	$496,354	$559,895	$495,951	$542,078
$300 million, 4.625% Senior Notes due 2021	298,537	334,048	298,396	319,620
$300 million, 3.800% Senior Notes due 2022	297,700	324,051	297,535	303,595
$300 million, 3.850% Senior Notes due 2023	298,244	326,405	$298,136	$302,468
$500 million, 3.550% Senior Notes due 2026	$495,489	$531,048

The accompanying Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from suppliers and accounts payable. Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 3 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Revolving Credit Facility	$—	$—
$500 million, 4.875% Senior Notes due 2021(1), effective interest rate of 4.961%	496,354	495,951
$300 million, 4.625% Senior Notes due 2021(2), effective interest rate of 4.647%	298,537	298,396
$300 million, 3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	297,700	297,535
$300 million, 3.850% Senior Notes due 2023(4), effective interest rate of 3.851%	298,244	298,136
$500 million, 3.550% Senior Notes due 2026(5), effective interest rate of 3.570%	495,489	—
Long-term debt	$1,886,324	$1,390,018

(1)
Net of unamortized discount of $1.6 million as of June 30, 2016, and $1.8 million as of December 31, 2015, and debt issuance costs of $2.0 million as of June 30, 2016, and $2.3 million as of December 31, 2015.

(2)	Net of unamortized discount of $0.3 million as of June 30, 2016, and December 31, 2015, and debt issuance costs of $1.2 million as of June 30, 2016, and $1.3 million as of December 31, 2015.

(3)
Net of unamortized discount of $0.7 million as of June 30, 2016, and $0.8 million as of December 31, 2015, and debt issuance costs of $1.6 million as of June 30, 2016, and $1.7 million as of December 31, 2015.

(4)	Net of unamortized discount of less than $0.1 million as of June 30, 2016, and December 31, 2015, and debt issuance costs of $1.7 million as of June 30, 2016, and $1.8 million as of December 31, 2015.

(5)	Net of unamortized discount of $0.8 million as of June 30, 2016, and debt issuance costs of $3.7 million as of June 30, 2016.

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

As of June 30, 2016, and December 31, 2015, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $39.0 million and $37.5 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts. As of June 30, 2016, and December 31, 2015, the Company had no outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin for Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions. As of June 30, 2016, based upon the Company’s credit ratings, its margin for Base Rate loans was 0.000%, its margin for Eurodollar Rate loans was 0.875% and its facility fee was 0.125%.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50 times, and a maximum consolidated leverage ratio of 3.00 times. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of June 30, 2016, the Company remained in compliance with all covenants under the Credit Agreement.

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

The Company has issued a cumulative $1.9 billion aggregate principal amount of unsecured senior notes, which are due between January 2021 and March 2026, with UMB as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees obligations under the Company’s Credit Agreement or under other credit facility or capital markets debt of the Company’s or any of the Company’s Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the Subsidiary Guarantor’s guarantee under the Company’s Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all of the property of, the Subsidiary Guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by the Company, and the Company has no independent assets or operations other than those of its subsidiaries. The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries. Neither the Company, nor any of its Subsidiary Guarantors, is subject to any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of June 30, 2016.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the six months ended June 30, 2016 (in thousands):

Warranty liabilities, balance at December 31, 2015	$35,223
Warranty claims	(34,736)
Warranty accruals	37,550
Warranty liabilities, balance at June 30, 2016	$38,037

NOTE 5 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 10, 2016, and May 27, 2016, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $750 million, resulting in a cumulative authorization amount of $7.0 billion. Each additional authorization is effective for a three-year period, beginning on its respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Shares repurchased	2,075	1,987	3,306	2,637
Average price per share	$262.17	$221.50	$259.14	$218.05
Total investment	$544,165	$440,129	$856,802	$574,932

As of June 30, 2016, the Company had $786.4 million remaining under its share repurchase program. Subsequent to the end of the second quarter and through August 8, 2016, the Company repurchased less than 0.1 million shares of its common stock under its share repurchase program, at an average price of $277.44, for a total investment of $8.3 million. The Company has repurchased a total of 54.6 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through August 8, 2016, at an average price of $113.98, for a total aggregate investment of $6.2 billion.

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

Stock options:
The Company’s stock-based incentive plans provide for the granting of stock options for the purchase of common stock of the Company to directors and certain key employees of the Company. Options are granted at an exercise price that is equal to the closing market price of the Company’s common stock on the date of the grant. Director options granted under the plans expire after seven years and are fully vested after six months. Employee options granted under the plans expire after ten years and typically vest 25% per year, over four years. The Company records compensation expense for the grant date fair value of the option awards, adjusted for estimated forfeitures, evenly over the vesting period or the minimum required service period.

The table below identifies stock option activity under these plans during the six months ended June 30, 2016 (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2015	3,308	$80.86
Granted	248	264.61
Exercised	(420)	62.37
Forfeited	(40)	132.55
Outstanding at June 30, 2016	3,096	$97.43
Exercisable at June 30, 2016	2,229	$61.18

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.

•

•	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015
Risk free interest rate	1.52%	1.55%
Expected life	5.7 Years	5.9 Years
Expected volatility	22.4%	22.4%
Expected dividend yield	—%	—%

The Company’s forfeiture rate is the estimated percentage of options awarded that are expected to be forfeited or canceled prior to becoming fully vested. The Company’s estimate is evaluated periodically and is based upon historical experience at the time of evaluation and reduces expense ratably over the vesting period or the minimum required service period.

The following table summarizes activity related to stock options awarded by the Company for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Compensation expense for stock options awarded	$3,804	$4,510	$8,140	$9,507
Income tax benefit from compensation expense related to stock options	1,421	1,694	3,040	3,541

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2016, was $65.18 compared to $51.61 for the six months ended June 30, 2015. The remaining unrecognized compensation expense related to unvested stock option awards at June 30, 2016, was $31.0 million, and the weighted-average period of time, over which this cost will be recognized, is 2.9 years.

Other share-based compensation plans:
The Company sponsors other share-based compensation plans: an employee stock purchase plan (the “ESPP”), which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value; a performance incentive plan, which provides for the award of shares of restricted stock to its corporate and senior management, that vest evenly over a three-year period and are held in escrow until such vesting has occurred; and a director stock plan, which provides for the award of shares of restricted stock to the Company’s independent directors, that vest evenly over a three-year period and are held in escrow until such vesting has occurred. The fair value of shares issued under the ESPP is based on the average of the high and low market prices of the Company’s common stock during the offering periods, and compensation expense is recognized based on the discount between the fair value and the employee purchase price for the shares sold to employees. The fair value of shares awarded under restricted stock plans is based on the closing market price of the Company’s common stock on the date of the award, and compensation expense is recorded evenly over the vesting period or the minimum required service period.

The table below summarizes activity related to the Company’s other share-based compensation plans for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Compensation expense for shares issued under the ESPP	$549	$497	$1,072	$987
Income tax benefit from compensation expense related to shares issued under the ESPP	205	187	400	368
Compensation expense for restricted shares awarded	322	407	641	810
Income tax benefit from compensation expense related to restricted awards	$120	$153	$239	$302

Profit sharing and savings plan:
The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service. The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company did not make any discretionary contributions to the 401(k) Plan during the three or six months ended June 30, 2016 or 2015. The Company expensed matching contributions under the 401(k) Plan in the amounts of $5.5 million and $4.4 million for the three months ended June 30, 2016 and 2015, respectively, which was included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income. The Company expensed matching contributions under the 401(k) Plan in the amounts of $10.5 million and $8.7 million for the six months ended June 30, 2016 and 2015, respectively, which was included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:
The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation, that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $18.5 million and $16.9 million as of June 30, 2016, and December 31, 2015, respectively, and was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of less than $0.1 million for each of the three months ended June 30, 2016 and 2015, which was included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million for each of the six months ended June 30, 2016 and 2015, which was included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 7 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator (basic and diluted):
Net income	$257,794	$233,508	$513,168	$446,372

Denominator:
Weighted-average common shares outstanding – basic	95,967	100,547	96,554	101,078
Effect of stock options (1)	1,315	1,562	1,357	1,606
Weighted-average common shares outstanding – assuming dilution	97,282	102,109	97,911	102,684

Earnings per share:
Earnings per share-basic	$2.69	$2.32	$5.31	$4.42
Earnings per share-assuming dilution	$2.65	$2.29	$5.24	$4.35

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	285	226	312	312
Weighted-average exercise price per share of antidilutive stock options (1)	$262.49	$206.72	$259.46	$200.65

(1)	See Note 6 for further information concerning the terms of the Company’s share-based compensation plans.

For the three and six months ended June 30, 2016 and 2015, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

Subsequent to the end of the second quarter and through August 8, 2016, the Company repurchased less than 0.1 million shares of its common stock, at an average price of $277.44, for a total investment of $8.3 million.

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

As previously reported, on June 18, 2015, a jury in Greene County, Missouri, returned an unfavorable verdict in a litigated contract dispute in the matter Meridian Creative Alliance vs. O’Reilly Automotive Stores, Inc. et. al. in the amount of $12.5 million. The Company strongly believes that the verdict was unjust and unsupported by the law and the underlying facts and, further, that there are several potential bases for reversal on appeal. The Company is vigorously challenging the verdict in the Court of Appeals. As of June 30, 2016, the Company had reserved $18.7 million with respect to this matter.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under ASU 2014-09, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. ASU 2014-09 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August of 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), to defer the effective date of ASU 2014-09 by one year. For public companies, ASU 2015-14 changes ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. These ASUs can be adopted retrospectively or as a cumulative-effective adjustment at the date of adoption, with early adoption permitted, but not before December 15, 2016. The Company will adopt this guidance beginning with its first quarter ending March 31, 2018. The Company is in the process of evaluating the potential future impact, if any, of ASU 2014-09 on its consolidated financial position, results of operations and cash flows, and which method of adoption is most appropriate for the Company.

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

In March of 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”). ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to the economic characteristics and risks of the debt hosts and requires entities to solely use the four-step decision sequence, which is already in existence, when assessing the embedded call or put options. For public companies, ASU 2016-06 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and can be adopted on a modified retrospective basis, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2017. The application of this guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

In June of 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Under ASU 2016-13, businesses and other organizations are required to present financial assets, measured at amortized costs basis, at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis, such as trade receivables. The measurement of expected credit loss will be based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. For public companies, ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2020. The application of this guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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
•our results of operations for the three and six months ended June 30, 2016 and 2015;

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

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets. We plan to open 210 net, new stores in 2016. We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains. We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing unsecured revolving credit facility. During the three months ended June 30, 2016, we opened 38 stores and closed one store. During the six months ended June 30, 2016, we opened 90 stores and closed one store and, as of that date, operated 4,660 stores in 44 states.

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

We believe the key drivers of current and future demand for the products sold within the automotive aftermarket include the number of U.S. miles driven, number of U.S. registered vehicles, new light vehicle registrations, average vehicle age and unemployment.

•
Number of Miles Driven – The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket. According to the Department of Transportation, prior to 2007, the annual number of total miles driven in the U.S. had steadily increased; however, between 2008 and 2013, as the U.S. experienced difficult macroeconomic conditions and historically high levels of unemployment, the number of total miles driven in the U.S. remained relatively flat. In 2014, as the U.S. economy began to recover, miles driven also improved increasing 1.7%, and for 2015, miles driven increased 3.5%. Through May of 2016, year-to-date miles driven increased 3.3%. In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and continued demand for the repair and maintenance products sold within the automotive aftermarket. We believe that as total employment continues to improve, total miles driven in the U.S. should continue to increase in line with the historical trend of long-term annual growth.

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age – The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by The Auto Care Association, the total number of registered vehicles increased 6% from 2005 to 2015, bringing the number of light vehicles on the road to 258 million by the end of 2015. For the year ended December 31, 2015, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 17 million, and for 2016, the SAAR is estimated to again be approximately 17 million, contributing to the continued growth in the total number of registered vehicles on the road. In the past decade, vehicle scrappage rates have remained relatively stable, ranging from 4.4% to 5.7% annually. As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 22%, from 9.4 years in 2005 to 11.5 years in 2015. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment – Unemployment, underemployment, the threat of future joblessness and the uncertainty surrounding the overall economic health of the U.S. have a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment have historically impeded the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. As of December 31, 2015, the U.S. unemployment rate was 5.0%, and as of June 30, 2016, the U.S. unemployment rate decreased to 4.9%. We believe total employment should continue to increase, and we would expect to see a corresponding increase in commuter traffic as unemployed individuals return to work, further aiding the positive long-term trend of growth of total miles driven in the U.S. and demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

RESULTS OF OPERATIONS

Sales:
Sales for the three months ended June 30, 2016, increased $141 million to $2.18 billion from $2.04 billion for the same period one year ago, representing an increase of 7%. Sales for the six months ended June 30, 2016, increased $335 million to $4.27 billion from $3.94 billion for the same period one year ago, representing an increase of 9%. Comparable store sales for stores open at least one year increased 4.3% and 7.2% for the three months ended June 30, 2016 and 2015, respectively. Comparable store sales for stores open at least one year increased 5.1% and 7.2% for the six months ended June 30, 2016 and 2015, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to Team Members and sales from Leap Day during the six months ended June 30, 2016.

The following table presents the components of the increase in sales for the three and six months ended June 30, 2016 (in millions):

	Increase in Sales for the Three Months Ended June 30, 2016, Compared to the Same Period in 2015	Increase in Sales for the Six Months Ended June 30, 2016, Compared to the Same Period in 2015
Store sales:
Comparable store sales	$85	$198
Non-comparable store sales:
Sales for stores opened throughout 2015, excluding stores open at least one year that are included in comparable store sales	37	83
Sales for stores opened throughout 2016	19	25
Sales from Leap Day	—	24
Sales in 2015 for stores that have closed	(1)	(2)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	1	7
Total increase in sales	$141	$335

We believe the increased sales achieved by our stores are the result of store growth, sales from one additional day due to Leap Day for the six months ended June 30, 2016, and the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory in our regional distribution centers, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.

Our comparable store sales increases for the three and six months ended June 30, 2016, were driven by increases in average ticket values and customer transaction counts for both our DIY and professional service provider customers. The improvement in average ticket values was the result of the increasing complexity and cost of replacement parts necessary to maintain the current population of better engineered and more technically advanced vehicles. These better engineered vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time, which creates pressure on customer transaction counts. However, when these better engineered vehicles require repair, the cost of replacement parts is, on average, greater. Despite the added pressure, due to these better engineered vehicles requiring less frequent repairs, customer transaction counts for both DIY and professional service provider customers during the three and six months ended June 30, 2016, increased. The increase in customer transaction counts was driven by lower gas prices and decreasing unemployment levels, which led to increased miles driven and a corresponding increase in vehicle maintenance. Combined, these factors created a positive macroeconomic environment that was beneficial to both DIY and professional service provider customer transaction counts. Our continued focus on ensuring our stores are staffed with knowledgeable parts professionals to assist our DIY customers during high DIY traffic periods, including nights and weekends, was also a benefit to the increase in DIY transaction counts. Professional service provider customer transaction counts continue to grow, particularly at our less mature stores, and this growth was a benefit to the increase in our professional service provider customer transaction counts during the three and six months ended June 30, 2016.

We opened 37 and 89 net, new stores during the three and six months ended June 30, 2016, respectively, compared to 32 and 99 net, new stores for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, we operated 4,660 stores in 44 states compared to 4,465 stores in 43 states at June 30, 2015. We anticipate total new store growth to be 210 net, new store openings in 2016.

Gross profit:
Gross profit for the three months ended June 30, 2016, increased to $1.13 billion (or 51.8% of sales) from $1.06 billion (or 52.0% of sales) for the same period one year ago, representing an increase of 6%. Gross profit for the six months ended June 30, 2016, increased to $2.22 billion (or 52.1% of sales) from $2.05 billion (or 52.0% of sales) for the same period one year ago, representing an increase of 9%. The increase in gross profit dollars for the three months ended June 30, 2016, was the result of the increase in comparable store sales at existing stores and sales from new stores. The increase in gross profit dollars for the six months ended June 30, 2016, was the result of the increase in comparable store sales at existing stores, sales from new stores and one additional day due to Leap Day. The decrease in gross profit as a percentage of sales for the three months ended June 30, 2016, was primarily due to a larger non-cash last-in, first-out (“LIFO”) impact, partially offset by product acquisition cost improvements. The non-cash LIFO impact is the result of our continued product acquisition cost reductions, and due to these reductions, we fully depleted our LIFO reserve in 2013. Our policy is not to write up inventory in excess of replacement cost, and accordingly, we are effectively valuing our inventory at replacement cost. During the three months ended June 30, 2016 and 2015, our LIFO inventory costs were written down by approximately $23 million and $11 million, respectively, to reflect replacement cost. Product acquisition cost improvements are the result of our ongoing negotiations with our suppliers to improve our inventory purchase costs based on our increasing scale. The increase in gross profit as a percentage of sales for the six months ended June 30, 2016, was primarily due to product acquisition cost improvements and increased leverage of net distribution costs, partially offset by a larger non-cash LIFO impact. The increased leverage of net distribution costs was driven by our strong operating results. During the six months ended June 30, 2016 and 2015, our LIFO inventory costs were written down by approximately $36 million and $19 million, respectively, to reflect replacement cost.

Selling, general and administrative expenses:
Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2016, increased to $702 million (or 32.3% of sales) from $673 million (or 33.1% of sales) for the same period one year ago, representing an increase of 4%. SG&A for the six months ended June 30, 2016, increased to $1.38 billion (or 32.3% of sales) from $1.31 billion (or 33.3% of sales) for the same period one year ago, representing an increase of 5%. The increase in total SG&A dollars for the three months ended June 30, 2016, was primarily the result of additional Team Members, facilities and vehicles to support our increased store count. The increase in total SG&A dollars for the six months ended June 30, 2016, was primarily the result of additional Team Members, facilities and vehicles to support our increased store count and one additional day due to Leap Day. The decrease in SG&A as a percentage of sales for the three months ended June 30, 2016, was primarily due to the $19 million litigation loss charge in the prior year resulting from an adverse verdict in a contract dispute with a former service provider. The decrease in SG&A as a percentage of sales for the six months ended June 30, 2016, was primarily due to leverage of store operating costs on comparable store sales growth and the litigation loss charge in the prior year.

Operating income:
As a result of the impacts discussed above, operating income for the three months ended June 30, 2016, increased to $425 million (or 19.5% of sales) from $386 million (or 19.0% of sales) for the same period one year ago, representing an increase of 10%. As a result of the impacts discussed above, operating income for the six months ended June 30, 2016, increased to $844 million (or 19.7% of sales) from $736 million (or 18.7% of sales) for the same period one year ago, representing an increase of 15%.

Other income and expense:
Total other expense for the three months ended June 30, 2016, increased to $16 million (or 0.7% of sales) from $14 million (or 0.7% of sales) for the same period one year ago, representing an increase of 20.0%. Total other expense for the six months ended June 30, 2016, increased to $29 million (or 0.7% of sales) from $26 million (or 0.7% of sales) for the same period one year ago, representing an increase of 12%. The increases in total other expense for the three and six months ended June 30, 2016, were primarily the result of increased interest expense on higher average outstanding borrowings and increased amortization of debt issuance costs.

Income taxes:
Our provision for income taxes for the three months ended June 30, 2016, increased to $151 million (or 6.9% of sales) from $139 million (or 6.8% of sales) for the same period one year ago, representing an increase of 9%. Our provision for income taxes for the six months ended June 30, 2016, increased to $301 million (or 7.0% of sales) from $264 million (or 6.7% of sales) for the same period one year ago, representing an increase of 14.3%. Our effective tax rate for the three months ended June 30, 2016, was 36.9% of income before income taxes compared to 37.3% for the same period one year ago. Our effective tax rate for the six months ended June 30, 2016, was 37.0% of income before income taxes compared to 37.1% for the same period one year ago. The increases in our provision for income taxes for the three and six months ended June 30, 2016, were primarily the result of higher taxable income in the current periods, driven by our strong operating results. The decreases in our effective tax rate for the three and six months ended June 30, 2016, were primarily due to increased benefits from employment tax credits in the current periods.

Net income:
As a result of the impacts discussed above, net income for the three months ended June 30, 2016, increased to $258 million (or 11.8% of sales) from $234 million (or 11.5% of sales) for the same period one year ago, representing an increase of 10%. As a result of the impacts discussed above, net income for the six months ended June 30, 2016, increased to $513 million (or 12.0% of sales) from $446 million (or 11.3% of sales) for the same period one year ago, representing an increase of 15%.

Earnings per share:
Our diluted earnings per common share for the three months ended June 30, 2016, increased 16% to $2.65 on 97 million shares from $2.29 on 102 million shares for the same period one year ago. Our diluted earnings per common share for the six months ended June 30, 2016, increased 20% to $5.24 on 98 million shares from $4.35 on 103 million shares for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the six months ended June 30, 2016 and 2015 (in thousands):

	For the Six Months Ended June 30,
Liquidity:	2016	2015
Total cash provided by/(used in):
Operating activities	$798,393	$698,453
Investing activities	(217,398)	(182,942)
Financing activities	(299,037)	(506,029)
Net increase in cash and cash equivalents	$281,958	$9,482

Capital expenditures	$220,416	$186,531
Free cash flow (1)	577,977	511,922

(1)	Calculated as net cash provided by operating activities, less capital expenditures for the period.

Operating activities:
The increase in net cash provided by operating activities during the six months ended June 30, 2016, compared to the same period in 2015, was primarily due to a larger decrease in net inventory investment and a larger increase in net income, partially offset by a decrease in income taxes payable. Net inventory investment reflects our investment in inventory, net of the amount of accounts payable to suppliers. The larger decrease in net inventory investment in the current period, as compared to the same period in the prior year, was primarily attributable to incrementally better terms from our suppliers participating in our supplier financing programs and open accounts payable invoices related to a high level of inventory purchases during the trailing twelve months, resulting from our strong trailing twelve month sales performance. The decrease in income taxes payable in the current period, as compared to the same period in the prior year, was primarily the result of an income tax payable position at the end of 2015, versus a prepaid income tax position at the end of 2014.

Investing activities:
The increase in net cash used in investing activities during the six months ended June 30, 2016, compared to the same period in 2015, was primarily the result of an increase in the current period in capital expenditures related to the timing of property acquisitions, closings and construction costs for new stores and our distribution expansion projects.

Financing activities:
The decrease in net cash used in financing activities during the six months ended June 30, 2016, compared to the same period in 2015, was primarily attributable to the net proceeds from the issuance of long-term debt during the current period, partially offset by a higher level of repurchases of our common stock during the current period, as compared to the same period in the prior year.

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

As of June 30, 2016, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $39 million, reducing the aggregate availability under the Revolving Credit Facility by that amount. As of June 30, 2016, we had no outstanding borrowings under the Revolving Credit Facility.

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

We have issued a cumulative $1.90 billion aggregate principal amount of unsecured senior notes, which are due between January 2021 and March 2026, with UMB as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year.

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

Debt covenants:
The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) create certain liens on assets to secure certain debt; (ii) enter into certain sale and leaseback transactions; and (iii) merge or consolidate with another company or transfer all or substantially all of our or its property, in each case as set forth in the indentures. These covenants are, however, subject to a number of important limitations and exceptions. As of June 30, 2016, we were in compliance with the covenants applicable to our senior notes.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50 times, and a maximum consolidated leverage ratio of 3.00 times. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense (“EBITDAR”). Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from our lenders. We had a consolidated fixed charge coverage ratio of 6.15 times and 5.65 times as of June 30, 2016 and 2015, respectively, and a consolidated leverage ratio of 1.69 times and 1.63 times as of June 30, 2016 and 2015, respectively, remaining in compliance with all covenants related to the borrowing arrangements. Under our current financing plan, we have targeted an adjusted debt to EBITDAR ratio range of 2.00 times to 2.25 times.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended June 30, 2016 and 2015 (dollars in thousands):

	For the Twelve Months Ended June 30,
	2016	2015
GAAP net income	$998,012	$845,047
Add: Interest expense	61,930	55,783
Rent expense	277,088	268,944
Provision for income taxes	566,850	487,249
Depreciation expense	208,782	198,996
Amortization expense	1,897	6,212
Non-cash share-based compensation	20,448	22,262
Non-GAAP EBITDAR	$2,135,007	$1,884,493

Interest expense	$61,930	$55,783
Capitalized interest	7,860	8,887
Rent expense	277,088	268,944
Total fixed charges	$346,878	$333,614

Consolidated fixed charge coverage ratio	6.15	5.65

GAAP debt (1)	$1,886,324	$1,389,205
Stand-by letters of credit	39,010	50,506
Discount on senior notes	3,441	3,132
Debt issuance costs	10,235	7,663
Six-times rent expense	1,662,528	1,613,664
Non-GAAP adjusted debt	$3,601,538	$3,064,170

Consolidated leverage ratio	1.69	1.63

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

Share repurchase program:
In January of 2011, our Board of Directors approved a share repurchase program. Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 10, 2016, and May 27, 2016, our Board of Directors each time approved a resolution to increase the authorization amount under our share repurchase program by an additional $750 million, resulting in a cumulative authorization amount of $7.00 billion. Each additional $750 million authorization is effective for a three-year period, beginning on its respective announcement date.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Shares repurchased	2,075	1,987	3,306	2,637
Average price per share	$262.17	$221.50	$259.14	$218.05
Total investment	$544,165	$440,129	$856,802	$574,932

As of June 30, 2016, we had $786 million remaining under our share repurchase program. Subsequent to the end of the second quarter and through August 8, 2016, we repurchased less than 0.1 million shares of our common stock under our share repurchase program, at an average price of $277.44, for a total investment of $8 million. We have repurchased a total of 54.6 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through August 8, 2016, at an average price of $113.98, for a total aggregate investment of $6.22 billion.

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

INFLATION AND SEASONALITY

We have been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of supplier incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. To the extent our acquisition costs increased due to base commodity price increases industry-wide, we have typically been able to pass along these increased costs through higher retail prices for the affected products. As a result, we do not believe inflation has had a material adverse effect on our operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under ASU 2014-09, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. ASU 2014-09 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August of 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), to defer the effective date of ASU 2014-09 by one year. For public companies, ASU 2015-14 changes ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. These ASUs can be adopted retrospectively or as a cumulative-effective adjustment at the date of adoption, with early adoption allowed, but not before December 15, 2016. We will adopt this guidance beginning with our first quarter ending March 31, 2018. We are in the process of evaluating the potential future impact, if any, of ASU 2014-09 on our consolidated financial position, results of operations and cash flows, and which method of adoption is most appropriate for us.

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

In March of 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”). ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to the economic characteristics and risks of the debt hosts and requires entities to solely use the four-step decision sequence, which is already in existence, when assessing the embedded call or put options. For public companies, ASU 2016-06 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and can be adopted on a modified retrospective basis, with early adoption permitted. We will adopt this guidance beginning with our first quarter ending March 31, 2017. The application of this guidance is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

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

In June of 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Under ASU 2016-13, businesses and other organizations are required to present financial assets, measured at amortized costs basis, at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis, such as trade receivables. The measurement of expected credit loss will be based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. For public companies, ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We will adopt this guidance beginning with our first quarter ending March 31, 2020. The application of this guidance is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

INTERNET ADDRESS AND ACCESS TO SEC FILINGS

Our Internet address is www.oreillyauto.com. Interested readers can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov and searching with our ticker symbol “ORLY.” Such reports are generally available the day they are filed. Upon request, we will furnish interested readers a paper copy of such reports free of charge.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Unless otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” or “O’Reilly,” refer to O’Reilly Automotive, Inc. and its subsidiaries.

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. As of June 30, 2016, we had no outstanding borrowings under our Revolving Credit Facility.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of June 30, 2016, our cash and cash equivalents totaled $398 million.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously reported, on June 18, 2015, a jury in Greene County, Missouri, returned an unfavorable verdict in a litigated contract dispute in the matter Meridian Creative Alliance vs. O’Reilly Automotive Stores, Inc. et. al. in the amount of $12.5 million. The Company strongly believes that the verdict was unjust and unsupported by the law and the underlying facts and, further, that there are several potential bases for reversal on appeal. The Company is vigorously challenging the verdict in the Court of Appeals. As of June 30, 2016, the Company had reserved $18.7 million with respect to this matter.

Item 1A. Risk Factors

As of June 30, 2016, there have been no material changes in O’Reilly Automotive, Inc. and its subsidiaries’ risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

O’Reilly Automotive, Inc. and its subsidiaries (the “Company”) had no sales of unregistered securities during the six months ended June 30, 2016. The following table identifies all repurchases during the three months ended June 30, 2016, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
April 1, 2016, through April 30, 2016	292	$270.54	292	$501,441
May 1, 2016, through May 31, 2016	1,054	259.97	1,054	977,524
June 1, 2016, through June 30, 2016	729	261.98	729	$786,394
Total as of June 30, 2016	2,075	$262.17	2,075

(1)
Under the Company’s share repurchase program, as approved by its Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 10, 2016, and May 27, 2016, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $750 million, resulting in a cumulative authorization amount of $7.0 billion. Each additional $750 million authorization is effective for a three-year period, beginning on its respective announcement date. The authorizations under the share repurchase program that currently have capacity are scheduled to expire on February 10, 2019, and May 27, 2019. No other share repurchase programs existed during the six months ended June 30, 2016.

Subsequent to the end of the second quarter and through August 8, 2016, the Company repurchased less than 0.1 million shares of its common stock under its share repurchase program, at an average price of $277.44, for a total investment of $8 million. The Company has repurchased a total of 54.6 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through August 8, 2016, at an average price of $113.98, for a total aggregate investment of $6.2 billion.

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

O’REILLY AUTOMOTIVE, INC.

August 8, 2016	/s/	Greg L. Henslee
Date	Greg L. Henslee
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2016	/s/	Thomas McFall
Date	Thomas McFall
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated August 13, 2014, is incorporated herein by this reference.
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