Form 10-Q
period 2016-09-30
O REILLY AUTOMOTIVE INC
filed 2016-11-08
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, $0.01 par value - 94,461,196 shares outstanding as of October 31, 2016.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$560,320	$116,301
Accounts receivable, net	190,908	161,078
Amounts receivable from suppliers	96,615	72,609
Inventory	2,789,892	2,631,015
Other current assets	32,029	29,023
Total current assets	3,669,764	3,010,026

Property and equipment, at cost	4,720,225	4,372,250
Less: accumulated depreciation and amortization	1,661,541	1,510,694
Net property and equipment	3,058,684	2,861,556

Notes receivable, less current portion	—	13,219
Goodwill	757,251	757,142
Other assets, net	36,641	34,741
Total assets	$7,522,340	$6,676,684

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,999,080	$2,608,231
Self-insurance reserves	72,373	72,741
Accrued payroll	73,160	59,101
Accrued benefits and withholdings	67,298	72,203
Income taxes payable	—	1,444
Other current liabilities	253,517	232,678
Total current liabilities	3,465,428	3,046,398

Long-term debt	1,886,501	1,390,018
Deferred income taxes	84,211	79,772
Other liabilities	185,437	199,182

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
94,727,595 as of September 30, 2016, and
97,737,171 as of December 31, 2015	947	977
Additional paid-in capital	1,339,512	1,281,497
Retained earnings	560,304	678,840
Total shareholders’ equity	1,900,763	1,961,314

Total liabilities and shareholders’ equity	$7,522,340	$6,676,684
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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$2,220,955	$2,080,201	$6,493,794	$6,017,622
Cost of goods sold, including warehouse and distribution expenses	1,050,929	990,947	3,099,010	2,882,618
Gross profit	1,170,026	1,089,254	3,394,784	3,135,004

Selling, general and administrative expenses	722,217	673,994	2,103,288	1,983,603
Operating income	447,809	415,260	1,291,496	1,151,401

Other income (expense):
Interest expense	(18,706)	(14,296)	(52,228)	(43,017)
Interest income	1,227	551	3,172	1,708
Other, net	1,563	(647)	3,821	648
Total other expense	(15,916)	(14,392)	(45,235)	(40,661)

Income before income taxes	431,893	400,868	1,246,261	1,110,740
Provision for income taxes	153,400	134,600	454,600	398,100
Net income	$278,493	$266,268	$791,661	$712,640

Earnings per share-basic:
Earnings per share	$2.93	$2.68	$8.25	$7.09
Weighted-average common shares outstanding – basic	94,891	99,270	95,994	100,468

Earnings per share-assuming dilution:
Earnings per share	$2.90	$2.64	$8.14	$6.98
Weighted-average common shares outstanding – assuming dilution	96,120	100,770	97,309	102,041

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$791,661	$712,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	161,447	158,065
Amortization of debt discount and issuance costs	1,811	1,578
Excess tax benefit from share-based compensation	(46,034)	(50,759)
Deferred income taxes	4,439	(22,780)
Share-based compensation programs	14,371	16,656
Other	4,174	4,194
Changes in operating assets and liabilities:
Accounts receivable	(35,312)	(24,511)
Inventory	(158,877)	(52,024)
Accounts payable	390,849	208,959
Income taxes payable	39,636	85,428
Other	(147)	25,276
Net cash provided by operating activities	1,168,018	1,062,722

Investing activities:
Purchases of property and equipment	(356,234)	(296,474)
Proceeds from sale of property and equipment	2,489	2,197
Payments received on notes receivable	1,047	3,028
Net cash used in investing activities	(352,698)	(291,249)

Financing activities:
Proceeds from the issuance of long-term debt	499,160	—
Payment of debt issuance costs	(4,125)	—
Principal payments on capital leases	—	(25)
Repurchases of common stock	(959,789)	(849,202)
Excess tax benefit from share-based compensation	46,034	50,759
Net proceeds from issuance of common stock	47,419	53,351
Net cash used in financing activities	(371,301)	(745,117)

Net increase in cash and cash equivalents	444,019	26,356
Cash and cash equivalents at beginning of the period	116,301	250,560
Cash and cash equivalents at end of the period	$560,320	$276,916

Supplemental disclosures of cash flow information:
Income taxes paid	$416,901	$342,920
Interest paid, net of capitalized interest	59,547	51,003
See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2016

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Subsequent Event:
On October 26, 2016, the Company announced it had entered a definitive agreement to purchase substantially all of the assets of Bond Auto Parts, which is a privately held automotive parts chain in New England. The purchase is expected to be completed before the end of the year.

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

Financial assets and liabilities measured at fair value on a recurring basis:
The Company invests in various marketable securities with the intention of selling these securities to fulfill its future unsecured obligation under the Company’s nonqualified deferred compensation plan. See Note 6 for further information concerning the Company’s benefit plans.

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016, and December 31, 2015. The Company recorded an increase in fair value related to its marketable securities in the amounts of $0.9 million and $1.4 million for the three and nine months ended September 30, 2016, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income. The Company recorded a decrease in fair value related to its marketable securities in the amounts of $1.1 million and $0.7 million for the three and nine months ended September 30, 2015, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$19,707	$—	$—	$19,707

	December 31, 2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$16,895	$—	$—	$16,895

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of September 30, 2016, and December 31, 2015, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company’s senior notes are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016, and December 31, 2015. See Note 3 for further information concerning the Company’s senior notes.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach. The fair values as of September 30, 2016, and December 31, 2015, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
$500 million, 4.875% Senior Notes due 2021	$496,556	$552,484	$495,951	$542,078
$300 million, 4.625% Senior Notes due 2021	298,608	332,295	298,396	319,620
$300 million, 3.800% Senior Notes due 2022	297,784	321,151	297,535	303,595
$300 million, 3.850% Senior Notes due 2023	298,299	324,161	$298,136	$302,468
$500 million, 3.550% Senior Notes due 2026	$495,254	$530,236

The accompanying Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from suppliers and accounts payable. Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 3 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Revolving Credit Facility	$—	$—
$500 million, 4.875% Senior Notes due 2021(1), effective interest rate of 4.960%	496,556	495,951
$300 million, 4.625% Senior Notes due 2021(2), effective interest rate of 4.646%	298,608	298,396
$300 million, 3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	297,784	297,535
$300 million, 3.850% Senior Notes due 2023(4), effective interest rate of 3.851%	298,299	298,136
$500 million, 3.550% Senior Notes due 2026(5), effective interest rate of 3.570%	495,254	—
Long-term debt	$1,886,501	$1,390,018

(1)
Net of unamortized discount of $1.5 million as of September 30, 2016, and $1.8 million as of December 31, 2015, and debt issuance costs of $1.9 million as of September 30, 2016, and $2.3 million as of December 31, 2015.

(2)	Net of unamortized discount of $0.3 million as of September 30, 2016, and December 31, 2015, and debt issuance costs of $1.1 million as of September 30, 2016, and $1.3 million as of December 31, 2015.

(3)
Net of unamortized discount of $0.7 million as of September 30, 2016, and $0.8 million as of December 31, 2015, and debt issuance costs of $1.5 million as of September 30, 2016, and $1.7 million as of December 31, 2015.

(4)
Net of unamortized discount of less than $0.1 million as of September 30, 2016, and December 31, 2015, and debt issuance costs of $1.7 million as of September 30, 2016, and $1.8 million as of December 31, 2015.

(5)	Net of unamortized discount of $0.8 million as of September 30, 2016, and debt issuance costs of $3.9 million as of September 30, 2016.

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

As of September 30, 2016, and December 31, 2015, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $38.6 million and $37.5 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts. As of September 30, 2016, and December 31, 2015, the Company had no outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin for Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions. As of September 30, 2016, based upon the Company’s credit ratings, its margin for Base Rate loans was 0.000%, its margin for Eurodollar Rate loans was 0.875% and its facility fee was 0.125%.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50 times and a maximum consolidated leverage ratio of 3.00 times. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of September 30, 2016, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:
On March 8, 2016, the Company issued $500 million aggregate principal amount of unsecured 3.550% Senior Notes due 2026 (“3.550% Senior Notes due 2026”) at a price to the public of 99.832% of their face value under its shelf registration statement with United Missouri Bank, N.A. (“UMB”) as trustee. Interest on the 3.550% Senior Notes due 2026 is payable on March 15 and September 15 of each year, which began on September 15, 2016, and is computed on the basis of a 360-day year.

The Company has issued a cumulative $1.9 billion aggregate principal amount of unsecured senior notes, which are due between January 2021 and March 2026, with UMB as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees obligations under the Company’s Credit Agreement or under other credit facility or capital markets debt of the Company’s or any of the Company’s Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the Subsidiary Guarantor’s guarantee under the Company’s Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all of the property of, the Subsidiary Guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by the Company, and the Company has no independent assets or operations other than those of its subsidiaries. The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries. Neither the Company, nor any of its Subsidiary Guarantors, is subject to any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of September 30, 2016.

NOTE 4 – WARRANTIES

The Company provides warranties on certain merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties. The risk of loss arising from warranty claims is typically the obligation of the Company’s suppliers. Certain suppliers provide upfront allowances to the Company in lieu of accepting the obligation for warranty claims. For this merchandise, when sold, the Company bears the risk of loss associated with the cost of warranty claims. Differences between supplier allowances received by the Company, in lieu of warranty obligations and estimated warranty expense, are recorded as an adjustment to cost of sales. Estimated warranty costs, which are recorded as obligations at the time of sale, are based on the historical failure rate of each individual product line. The Company’s historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims.

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016, and December 31, 2015. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine months ended September 30, 2016 (in thousands):

Warranty liabilities, balance at December 31, 2015	$35,223
Warranty claims	(56,067)
Warranty accruals	56,076
Warranty liabilities, balance at September 30, 2016	$35,232

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

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Shares repurchased	367	1,147	3,673	3,784
Average price per share	$281.04	$238.97	$261.32	$224.39
Total investment	$102,941	$274,213	$959,743	$849,145

As of September 30, 2016, the Company had $683.5 million remaining under its share repurchase program. Subsequent to the end of the third quarter and through November 8, 2016, the Company repurchased an additional 0.6 million shares of its common stock under its share repurchase program, at an average price of $269.29, for a total investment of $169.9 million. The Company has repurchased a total of 55.6 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through November 8, 2016, at an average price of $116.76, for a total aggregate investment of $6.5 billion.

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

The table below identifies stock option activity under these plans during the nine months ended September 30, 2016 (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2015	3,308	$80.86
Granted	289	266.64
Exercised	(620)	61.77
Forfeited	(54)	139.76
Outstanding at September 30, 2016	2,923	$102.18
Exercisable at September 30, 2016	2,087	$62.77

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.

•

•	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015
Risk free interest rate	1.45%	1.54%
Expected life	5.6 Years	5.8 Years
Expected volatility	22.4%	22.3%
Expected dividend yield	—%	—%

The Company’s forfeiture rate is the estimated percentage of options awarded that are expected to be forfeited or canceled prior to becoming fully vested. The Company’s estimate is evaluated periodically and is based upon historical experience at the time of evaluation and reduces expense ratably over the vesting period or the minimum required service period.

The following table summarizes activity related to stock options awarded by the Company for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Compensation expense for stock options awarded	$3,653	$4,409	$11,793	$13,916
Income tax benefit from compensation expense related to stock options	1,365	1,657	4,405	5,198

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2016, was $64.00, compared to $51.59 for the nine months ended September 30, 2015. The remaining unrecognized compensation expense related to unvested stock option awards at September 30, 2016, was $29.2 million, and the weighted-average period of time, over which this cost will be recognized, is 2.5 years.

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

The table below summarizes activity related to the Company’s other share-based compensation plans for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Compensation expense for shares issued under the ESPP	$538	$526	$1,610	$1,513
Income tax benefit from compensation expense related to shares issued under the ESPP	201	198	601	565
Compensation expense for restricted shares awarded	327	417	968	1,227
Income tax benefit from compensation expense related to restricted awards	$122	$157	$361	$459

Profit sharing and savings plan:
The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service. The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company did not make any discretionary contributions to the 401(k) Plan during the three or nine months ended September 30, 2016 or 2015. The Company expensed matching contributions under the 401(k) Plan in the amounts of $5.3 million and $4.8 million for the three months ended September 30, 2016 and 2015, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income. The Company expensed matching contributions under the 401(k) Plan in the amounts of $15.5 million and $13.4 million for the nine months ended September 30, 2016 and 2015, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:
The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation, that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $19.7 million and $16.9 million as of September 30, 2016, and December 31, 2015, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of less than $0.1 million for each of the three months ended September 30, 2016 and 2015, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million for each of the nine months ended September 30, 2016 and 2015, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 7 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator (basic and diluted):
Net income	$278,493	$266,268	$791,661	$712,640

Denominator:
Weighted-average common shares outstanding – basic	94,891	99,270	95,994	100,468
Effect of stock options (1)	1,229	1,500	1,315	1,573
Weighted-average common shares outstanding – assuming dilution	96,120	100,770	97,309	102,041

Earnings per share:
Earnings per share-basic	$2.93	$2.68	$8.25	$7.09
Earnings per share-assuming dilution	$2.90	$2.64	$8.14	$6.98

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	271	176	319	256
Weighted-average exercise price per share of antidilutive stock options (1)	$267.66	$218.21	$264.88	$210.49

(1)	See Note 6 for further information concerning the terms of the Company’s share-based compensation plans.

For the three and nine months ended September 30, 2016 and 2015, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

Subsequent to the end of the third quarter and through November 8, 2016, the Company repurchased an additional 0.6 million shares of its common stock, at an average price of $269.29, for a total investment of $169.9 million.

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

As previously reported, on June 18, 2015, a jury in Greene County, Missouri, returned an unfavorable verdict in a litigated contract dispute in the matter Meridian Creative Alliance vs. O’Reilly Automotive Stores, Inc. et. al. in the amount of $12.5 million. The Company strongly believes that the verdict was unjust and unsupported by the law and the underlying facts and, further, that there are several potential bases for reversal on appeal. The Company is vigorously challenging the verdict in the Court of Appeals. As of September 30, 2016, the Company had reserved $18.6 million with respect to this matter.

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

In March of 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, several aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, were simplified. For public companies, ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. ASU 2016-09 includes various adoption methods, depending on the guidance being adopted; amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method, while the amendments related to the presentation of employee taxes paid on the statement of cash flows should be applied retrospectively, the amendments requiring recognition of excess tax benefits and deficiencies in the income statement should be applied prospectively, and amendments related to the presentation of excess tax benefits on the statement of cash flows should be applied either prospectively or retrospectively. The Company will adopt this guidance beginning with its first quarter ending March 31, 2017. The Company is in the process of evaluating the future impact of ASU 2016-09 on its consolidated financial position, results of operations and cash flows.

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

In August of 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice for eight specific parts on cash flow statement presentation and classification: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance (COLI) policies; distributions received from equity method investments; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. For public companies, ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and requires retrospective adoption, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2018. The application of this guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

•	an overview of the key drivers of the automotive aftermarket industry;
•our results of operations for the three and nine months ended September 30, 2016 and 2015;

•	our liquidity and capital resources;

•	any contractual obligations, to which we are committed;

•	our critical accounting estimates;

•	the inflation and seasonality of our business; and
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

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets. We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains. We plan to open 210 net, new stores in 2016, and 190 net, new stores in 2017, in addition to the conversion of 48 stores that we plan to acquire under the definitive agreement to purchase substantially all of the assets of Bond Auto Parts, which was announced on October 26, 2016, and is expected to be completed before the end of 2016. We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing unsecured revolving credit fa cility. During the three months ended September 30, 2016, we opened 52 stores and did not close any stores. During the nine months ended September 30, 2016, we opened 142 stores and closed one store and, as of that date, operated 4,712 stores in 45 states.

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

•
Number of Miles Driven – The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket. According to the Department of Transportation, prior to 2007, the annual number of total miles driven in the U.S. had steadily increased; however, between 2008 and 2013, as the U.S. experienced difficult macroeconomic conditions and historically high levels of unemployment, the number of total miles driven in the U.S. remained relatively flat. In 2014, as the U.S. economy began to recover, miles driven also improved increasing 1.7%, and for 2015, miles driven increased 3.5%. Through August of 2016, year-to-date miles driven increased 3.1%. In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and continued demand for the repair and maintenance products sold within the automotive aftermarket. We believe that as total employment continues to improve, total miles driven in the U.S. should continue to increase in line with the historical trend of long-term annual growth.

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age – The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by The Auto Care Association, the total number of registered vehicles increased 6% from 2005 to 2015, bringing the number of light vehicles on the road to 258 million by the end of 2015. For the year ended December 31, 2015, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 17 million, and for 2016, the SAAR is estimated to be approximately 18 million, contributing to the continued growth in the total number of registered vehicles on the road. In the past decade, vehicle scrappage rates have remained relatively stable, ranging from 4.4% to 5.7% annually. As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 22%, from 9.4 years in 2005 to 11.5 years in 2015. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment – Unemployment, underemployment, the threat of future joblessness and the uncertainty surrounding the overall economic health of the U.S. have a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment have historically impeded the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. As of December 31, 2015, the U.S. unemployment rate was 5.0%, and as of September 30, 2016, the U.S. unemployment rate was again 5.0%. We believe the total workforce should continue to increase, and we would expect to see a corresponding increase in commuter traffic as unemployed individuals return to work, further aiding the positive long-term trend of growth of total miles driven in the U.S. and demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

RESULTS OF OPERATIONS

Sales:
Sales for the three months ended September 30, 2016, increased $141 million to $2.22 billion from $2.08 billion for the same period one year ago, representing an increase of 7%. Sales for the nine months ended September 30, 2016, increased $476 million to $6.49 billion from $6.02 billion for the same period one year ago, representing an increase of 8%. Comparable store sales for stores open at least one year increased 4.2% and 7.9% for the three months ended September 30, 2016 and 2015, respectively. Comparable store sales for stores open at least one year increased 4.8% and 7.4% for the nine months ended September 30, 2016 and 2015, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to Team Members and sales from Leap Day during the nine months ended September 30, 2016.

The following table presents the components of the increase in sales for the three and nine months ended September 30, 2016 (in millions):

	Increase in Sales for the Three Months Ended September 30, 2016, Compared to the Same Period in 2015	Increase in Sales for the Nine Months Ended September 30, 2016, Compared to the Same Period in 2015
Store sales:
Comparable store sales	$85	$284
Non-comparable store sales:
Sales for stores opened throughout 2015, excluding stores open at least one year that are included in comparable store sales	24	107
Sales for stores opened throughout 2016	30	55
Sales from Leap Day	—	24
Sales in 2015 for stores that have closed	(1)	(3)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	3	9
Total increase in sales	$141	$476

We believe the increased sales achieved by our stores are the result of store growth, sales from one additional day due to Leap Day for the nine months ended September 30, 2016, and the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory in our regional distribution centers, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.

Our comparable store sales increases for the three and nine months ended September 30, 2016, were driven by increases in average ticket values and customer transaction counts from both our DIY and professional service provider customers. The improvement in average ticket values was the result of the increasing complexity and cost of replacement parts necessary to maintain the current population of better engineered and more technically advanced vehicles. These better engineered vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time, which creates pressure on customer transaction counts, but when repairs are required, the cost of replacement parts is, on average, greater. Despite the added pressure, due to these better engineered vehicles requiring less frequent repairs, customer transaction counts for both DIY and professional service provider customers during the three and nine months ended September 30, 2016, increased. The increase in customer transaction counts was driven by lower gas prices and decreasing unemployment levels, which led to increased miles driven and a corresponding increase in vehicle maintenance. These factors created a positive macroeconomic environment, which was beneficial to both DIY and professional service provider customer transaction counts. Our continued focus on ensuring our stores are staffed with knowledgeable parts professionals to assist our DIY customers during high DIY traffic periods, including nights and weekends, was also a benefit to the increase in DIY transaction counts. Professional service provider customer transaction counts continue to grow, particularly at our less mature stores, and this growth was a benefit to the increase in our professional service provider customer transaction counts during the three and nine months ended September 30, 2016.

We opened 52 and 141 net, new stores during the three and nine months ended September 30, 2016, respectively, compared to 58 and 157 net, new stores for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, we operated 4,712 stores in 45 states compared to 4,523 stores in 43 states at September 30, 2015. We anticipate total new store growth to be 210 net, new store openings in 2016, and 190 net, new store openings in 2017.

Gross profit:
Gross profit for the three months ended September 30, 2016, increased to $1.17 billion (or 52.7% of sales) from $1.09 billion (or 52.4% of sales) for the same period one year ago, representing an increase of 7%. Gross profit for the nine months ended September 30, 2016, increased to $3.39 billion (or 52.3% of sales) from $3.14 billion (or 52.1% of sales) for the same period one year ago, representing an increase of 8%. The increase in gross profit dollars for the three months ended September 30, 2016, was the result of the increase in comparable store sales at existing stores and sales from new stores. The increase in gross profit dollars for the nine months ended September 30, 2016, was the result of the increase in comparable store sales at existing stores, sales from new stores and one additional day due to Leap Day. The increase in gross profit as a percentage of sales for the three months ended September 30, 2016, was primarily due to product acquisition cost improvements, partially offset by a larger non-cash last-in, first-out (“LIFO”) impact. Product acquisition cost improvements are the result of our ongoing negotiations with our suppliers to improve our inventory purchase costs based on our increasing scale. The non-cash LIFO impact is the result of our continued product acquisition cost reductions, and due to these reductions, we fully depleted our LIFO reserve in 2013. Our policy is to not write up inventory in excess of replacement cost, and accordingly, we are effectively valuing our inventory at replacement cost. During the three months ended September 30, 2016 and 2015, our LIFO inventory costs were written down by approximately $10 million and $5 million, respectively, to reflect replacement cost. The increase in gross profit as a percentage of sales for the nine months ended September 30, 2016, was primarily due to product acquisition cost improvements and increased leverage of net distribution costs, partially offset by a larger non-cash LIFO impact. The increased leverage of net distribution costs was driven by our strong operating results. During the nine months ended September 30, 2016 and 2015, our LIFO inventory costs were written down by approximately $47 million and $24 million, respectively, to reflect replacement cost.

Selling, general and administrative expenses:
Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2016, increased to $722 million (or 32.5% of sales) from $674 million (or 32.4% of sales) for the same period one year ago, representing an increase of 7%. SG&A for the nine months ended September 30, 2016, increased to $2.10 billion (or 32.4% of sales) from $1.98 billion (or 33.0% of sales) for the same period one year ago, representing an increase of 6%. The increase in total SG&A dollars for the three months ended September 30, 2016, was primarily the result of additional Team Members, facilities and vehicles to support our increased store count. The increase in total SG&A dollars for the nine months ended September 30, 2016, was primarily the result of additional Team Members, facilities and vehicles to support our increased store count and one additional day due to Leap Day. The increase in SG&A as a percentage of sales for the three months ended September 30, 2016, was primarily due to the deleveraging of store operating costs, as compared to 2015, which experienced very strong prior year comparable store sales growth. The decrease in SG&A as a percentage of sales for the nine months ended September 30, 2016, was primarily due to leverage of store operating costs on comparable store sales growth and a $19 million litigation loss charge in the prior year resulting from an adverse verdict in a contract dispute with a former service provider.

Operating income:
As a result of the impacts discussed above, operating income for the three months ended September 30, 2016, increased to $448 million (or 20.2% of sales) from $415 million (or 20.0% of sales) for the same period one year ago, representing an increase of 8%. As a result of the impacts discussed above, operating income for the nine months ended September 30, 2016, increased to $1.29 billion (or 19.9% of sales) from $1.15 billion (or 19.1% of sales) for the same period one year ago, representing an increase of 12%.

Other income and expense:
Total other expense for the three months ended September 30, 2016, increased to $16 million (or 0.7% of sales) from $14 million (or 0.7% of sales) for the same period one year ago, representing an increase of 11%. Total other expense for the nine months ended September 30, 2016, increased to $45 million (or 0.7% of sales) from $41 million (or 0.7% of sales) for the same period one year ago, representing an increase of 11%. The increases in total other expense for the three and nine months ended September 30, 2016, were primarily the result of increased interest expense on higher average outstanding borrowings and increased amortization of debt issuance costs, partially offset by an increase in the value of our trading securities.

Income taxes:
Our provision for income taxes for the three months ended September 30, 2016, increased to $153 million (or 6.9% of sales) from $135 million (or 6.5% of sales) for the same period one year ago, representing an increase of 14%. Our provision for income taxes for the nine months ended September 30, 2016, increased to $455 million (or 7.0% of sales) from $398 million (or 6.6% of sales) for the same period one year ago, representing an increase of 14%. Our effective tax rate for the three months ended September 30, 2016, was 35.5% of income before income taxes compared to 33.6% for the same period one year ago. Our effective tax rate for the nine months ended September 30, 2016, was 36.5% of income before income taxes compared to 35.8% for the same period one year ago. The increases in our provision for income taxes for the three and nine months ended September 30, 2016, were primarily the result of higher taxable income in the current periods, driven by our strong operating results, and higher effective tax rates. The increases in our effective tax rate for the three and nine months ended September 30, 2016, were primarily due to a larger amount of favorable resolutions of historical tax matters in the prior year, compared to the current year.

Net income:
As a result of the impacts discussed above, net income for the three months ended September 30, 2016, increased to $278 million (or 12.5% of sales) from $266 million (or 12.8% of sales) for the same period one year ago, representing an increase of 5%. As a result of the impacts discussed above, net income for the nine months ended September 30, 2016, increased to $792 million (or 12.2% of sales) from $713 million (or 11.8% of sales) for the same period one year ago, representing an increase of 11%.

Earnings per share:
Our diluted earnings per common share for the three months ended September 30, 2016, increased 10% to $2.90 on 96 million shares from $2.64 on 101 million shares for the same period one year ago. Our diluted earnings per common share for the nine months ended September 30, 2016, increased 17% to $8.14 on 97 million shares from $6.98 on 102 million shares for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2016 and 2015 (in thousands):

	For the Nine Months Ended September 30,
Liquidity:	2016	2015
Total cash provided by/(used in):
Operating activities	$1,168,018	$1,062,722
Investing activities	(352,698)	(291,249)
Financing activities	(371,301)	(745,117)
Net increase in cash and cash equivalents	$444,019	$26,356

Capital expenditures	$356,234	$296,474
Free cash flow (1)	811,784	766,248

(1)	Calculated as net cash provided by operating activities, less capital expenditures for the period.

Operating activities:
The increase in net cash provided by operating activities during the nine months ended September 30, 2016, compared to the same period in 2015, was primarily due to a larger decrease in net inventory investment and a larger increase in net income, partially offset by a decrease in income taxes payable. Net inventory investment reflects our investment in inventory, net of the amount of accounts payable to suppliers. The larger decrease in net inventory investment in the current period, as compared to the same period in the prior year, was primarily attributable to incrementally better terms from our suppliers participating in our enhanced supplier financing programs, which enable us to negotiate extended payment terms with our suppliers. The decrease in income taxes payable in the current period, as compared to the same period in the prior year, was primarily the result of an income taxes payable position at the end of 2015, versus a prepaid income taxes position at the end of 2014.

Investing activities:
The increase in net cash used in investing activities during the nine months ended September 30, 2016, compared to the same period in 2015, was primarily the result of an increase in capital expenditures related to the timing of property acquisitions, closings and construction costs for new stores and our distribution expansion projects during the current period, as compared to the same period in the prior year.

Financing activities:
The decrease in net cash used in financing activities during the nine months ended September 30, 2016, compared to the same period in 2015, was primarily attributable to the net proceeds from the issuance of long-term debt during the current period, partially offset by an increase in repurchases of our common stock during the current period, as compared to the same period in the prior year.

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

As of September 30, 2016, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $39 million, reducing the aggregate availability under the Revolving Credit Facility by that amount. As of September 30, 2016, we had no outstanding borrowings under the Revolving Credit Facility.

Senior Notes:
On March 8, 2016, we issued $500 million aggregate principal amount of unsecured 3.550% Senior Notes due 2026 (“3.550% Senior Notes due 2026”) at a price to the public of 99.832% of their face value with United Missouri Bank, N.A. (“UMB”) as trustee. Interest on the 3.550% Senior Notes due 2026 is payable on March 15 and September 15 of each year, which began on September 15, 2016, and is computed on the basis of a 360-day year.

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

Debt covenants:
The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) create certain liens on assets to secure certain debt; (ii) enter into certain sale and leaseback transactions; and (iii) merge or consolidate with another company or transfer all or substantially all of our or its property, in each case as set forth in the indentures. These covenants are, however, subject to a number of important limitations and exceptions. As of September 30, 2016, we were in compliance with the covenants applicable to our senior notes.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50 times and a maximum consolidated leverage ratio of 3.00 times. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense (“EBITDAR”). Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from our lenders. We had a consolidated fixed charge coverage ratio of 6.14 times and 5.84 times as of September 30, 2016 and 2015, respectively, and a consolidated leverage ratio of 1.66 times and 1.57 times as of September 30, 2016 and 2015, respectively, remaining in compliance with all covenants related to the borrowing arrangements. Under our current financing plan, we have targeted an adjusted debt to EBITDAR ratio range of 2.00 times to 2.25 times.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Twelve Months Ended September 30,
	2016	2015
GAAP net income	$1,010,237	$894,318
Add: Interest expense	66,340	57,096
Rent expense	279,863	271,080
Provision for income taxes	585,650	506,528
Depreciation expense	212,208	201,846
Amortization expense	1,430	6,909
Non-cash share-based compensation	19,614	22,327
Non-GAAP EBITDAR	$2,175,342	$1,960,104

Interest expense	$66,340	$57,096
Capitalized interest	7,976	7,526
Rent expense	279,863	271,080
Total fixed charges	$354,179	$335,702

Consolidated fixed charge coverage ratio	6.14	5.84

GAAP debt (1)	$1,886,501	$1,389,610
Stand-by letters of credit	38,618	45,924
Discount on senior notes	3,295	3,005
Debt issuance costs	10,204	7,385
Six-times rent expense	1,679,178	1,626,480
Non-GAAP adjusted debt	$3,617,796	$3,072,404

Consolidated leverage ratio	1.66	1.57

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

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Shares repurchased	367	1,147	3,673	3,784
Average price per share	$281.04	$238.97	$261.32	$224.39
Total investment	$102,941	$274,213	$959,743	$849,145

As of September 30, 2016, we had $683 million remaining under our share repurchase program. Subsequent to the end of the third quarter and through November 8, 2016, we repurchased an additional 0.6 million shares of our common stock under our share repurchase program, at an average price of $269.29, for a total investment of $170 million. We have repurchased a total of 55.6 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through November 8, 2016, at an average price of $116.76, for a total aggregate investment of $6.49 billion.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations, to which we are committed, since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In March of 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, several aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, were simplified. For public companies, ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. ASU 2016-09 includes various adoption methods, depending on the guidance being adopted; amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method, while the amendments related to the presentation of employee taxes paid on the statement of cash flows should be applied retrospectively, the amendments requiring recognition of excess tax benefits and deficiencies in the income statement should be applied prospectively, and amendments related to the presentation of excess tax benefits on the statement of cash flows should be applied either prospectively or retrospectively. We will adopt this guidance beginning with our first quarter ending March 31, 2017. We are in the process of evaluating the future impact of ASU 2016-09 on our consolidated financial position, results of operations and cash flows.

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

In August of 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice for eight specific parts on cash flow statement presentation and classification: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance (COLI) policies; distributions received from equity method investments; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. For public companies, ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and requires retrospective adoption, with early adoption permitted. We will adopt this guidance beginning with our first quarter ending March 31, 2018. The application of this guidance is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

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

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. As of September 30, 2016, we had no outstanding borrowings under our Revolving Credit Facility.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of September 30, 2016, our cash and cash equivalents totaled $560 million.

Our market risks have not materially changed since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the management of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”), under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company, including its consolidated subsidiaries, in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously reported, on June 18, 2015, a jury in Greene County, Missouri, returned an unfavorable verdict in a litigated contract dispute in the matter Meridian Creative Alliance vs. O’Reilly Automotive Stores, Inc. et. al. in the amount of $12.5 million. The Company strongly believes that the verdict was unjust and unsupported by the law and the underlying facts and, further, that there are several potential bases for reversal on appeal. The Company is vigorously challenging the verdict in the Court of Appeals. As of September 30, 2016, the Company had reserved $18.6 million with respect to this matter.

Item 1A. Risk Factors

As of September 30, 2016, there have been no material changes in O’Reilly Automotive, Inc. and its subsidiaries’ risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

O’Reilly Automotive, Inc. and its subsidiaries (the “Company”) had no sales of unregistered securities during the nine months ended September 30, 2016. The following table identifies all repurchases during the three months ended September 30, 2016, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
July 1, 2016, through July 31, 2016	16	$269.33	16	$782,106
August 1, 2016, through August 31, 2016	133	286.37	133	744,120
September 1, 2016, through September 30, 2016	218	278.65	218	$683,453
Total as of September 30, 2016	367	$281.04	367

(1)
Under the Company’s share repurchase program, as approved by its Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 10, 2016, and May 27, 2016, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $750 million, resulting in a cumulative authorization amount of $7.0 billion. Each additional authorization is effective for a three-year period, beginning on its respective announcement date. The authorization under the share repurchase program that currently has capacity is scheduled to expire on May 27, 2019. No other share repurchase programs existed during the nine months ended September 30, 2016.

Subsequent to the end of the third quarter and through November 8, 2016, the Company repurchased an additional 0.6 million shares of its common stock under its share repurchase program, at an average price of $269.29, for a total investment of $169.9 million. The Company has repurchased a total of 55.6 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through November 8, 2016, at an average price of $116.76, for a total aggregate investment of $6.5 billion.

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

O’REILLY AUTOMOTIVE, INC.

November 8, 2016	/s/	Greg L. Henslee
Date	Greg L. Henslee
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2016	/s/	Thomas McFall
Date	Thomas McFall
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated August 13, 2014, is incorporated herein by this reference.
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