Form 10-K
period 2016-12-31
O REILLY AUTOMOTIVE INC
filed 2017-02-28
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At February 20, 2017, an aggregate of 91,639,693 shares of common stock of the registrant was outstanding.

At June 30, 2016, the aggregate market value of the voting stock held by non-affiliates of the Company was $20,433,280,070 based on the last price of the common stock reported by The NASDAQ Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, are incorporated by reference into Part III.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the economy in general, inflation, product demand, the market for auto parts, competition, weather, risks associated with the performance of acquired businesses, our ability to hire and retain qualified employees, consumer debt levels, our increased debt levels, credit ratings on public debt, governmental regulations, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of this annual report on Form 10-K for the year ended December 31, 2016, for additional factors that could materially affect our financial performance. Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I

Item 1. Business

GENERAL INFORMATION

O’Reilly Automotive, Inc. and its subsidiaries, collectively “we,” “us,” “our,” the “Company,” or “O’Reilly,” is one of the largest specialty retailers of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States, selling our products to both do-it-yourself (“DIY”) and professional service provider customers, our “dual market strategy.” The business was founded in 1957 by Charles F. O’Reilly and his son, Charles H. “Chub’’ O’Reilly, Sr., and initially operated from a single store in Springfield, Missouri. Our common stock has traded on The NASDAQ Global Select Market under the symbol “ORLY” since April 22, 1993.

At December 31, 2016, we operated 4,829 stores in 47 states. Our stores carry an extensive product line, including

•
new and remanufactured automotive hard parts, such as alternators, starters, fuel pumps, water pumps, brake system components, batteries, belts, hoses, temperature control, chassis parts, driveline parts and engine parts;

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

See the “Risk Factors” section of Item 1A of this annual report on Form 10-K for a description of certain risks relevant to our business. These risk factors include, among others, deteriorating economic conditions, competition in the automotive aftermarket business, our sensitivity to regional economic and weather conditions, future growth assurance, our dependence upon key and other personnel, our relationships with key suppliers and availability of key products, our acquisition strategies, complications in our distribution centers (“DCs”), failure to achieve high levels of service and product quality, unanticipated fluctuations in our quarterly results, the volatility of the market price of our common stock, our increased debt levels, a downgrade in our credit ratings, data security, and environmental legislation and other regulations.

OUR BUSINESS

Our goal is to continue to achieve growth in sales and profitability by capitalizing on our competitive advantages and executing our growth strategy. We remain confident in our ability to continue to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values, including superior customer service and expense control. Our intent is to be the dominant auto parts provider in all the markets we serve, by providing a higher level of customer service and a better value position than our competitors to both DIY and professional service provider customers.

Competitive Advantages

We believe our effective dual market strategy, superior customer service, technically proficient store personnel, strategic distribution network and experienced management team make up our key competitive advantages, which cannot be easily duplicated.

Proven Ability to Execute Our Dual Market Strategy:
For more than 35 years, we have established a track record of effectively serving, at a high level, both DIY and professional service provider customers. We believe our proven ability to effectively execute a dual market strategy is a unique competitive advantage. The execution of this strategy enables us to better compete by targeting a larger base of automotive aftermarket parts consumers, capitalizing on our existing retail and distribution infrastructure, operating profitably in both large markets and less densely populated geographic areas that typically attract fewer competitors, and enhancing service levels offered to DIY customers through the offering of a broad inventory and the extensive product knowledge required by professional service provider customers.

In 2016, we derived approximately 58% of our sales from our DIY customers and approximately 42% of our sales from our professional service provider customers. Historically, we have increased our sales to professional service provider customers at a faster pace than the increase in our sales to DIY customers due to the more fragmented nature of the professional service provider business, which offers a greater opportunity for consolidation. We believe we will continue to have a competitive advantage on the professional service provider portion of our business, due to our systems, knowledge and experience serving the professional service provider side of the automotive aftermarket, supported by our approximately 750 full-time sales staff dedicated solely to calling upon and servicing the professional service provider customer. We will also continue to expand and enhance the level of offerings focused on growing our DIY business and will continue to execute our proven dual market strategy in both existing and new markets.

Superior Customer Service:
We seek to provide our customers with an efficient and pleasant in-store experience by maintaining attractive stores in convenient locations with a wide selection of automotive products. We believe that the satisfaction of DIY and professional service provider customers is substantially dependent upon our ability to provide, in a timely fashion, the specific automotive products needed to complete their repairs. Accordingly, each O’Reilly store carries, or has same or next day availability to, a broad selection of automotive products designed to cover a wide range of vehicle applications. We continuously refine the inventory levels and assortments carried in each of our stores and within our network, based in large part on the sales movement tracked by our inventory control system, market vehicle registration data, failure rates and management’s assessment of the changes and trends in the marketplace. We have no material backorders for the products we sell.

We seek to attract new DIY and professional service provider customers and to retain existing customers by offering superior customer service, the key elements of which are identified below:

•	superior in-store service through highly-motivated, technically-proficient store personnel (“Professional Parts People”);

•	an extensive selection and availability of products;

•	attractive stores in convenient locations;

•	competitive pricing, supported by a good, better, best product assortment designed to meet all of our customers’ quality and value preferences; and

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

Strategic Regional Tiered Distribution Network:
We believe our commitment to a robust, regional, tiered distribution network provides superior replenishment and access to hard-to-find parts and enables us to optimize product availability and inventory levels throughout our store network. Our strategic, regional, tiered distribution network includes DCs and Hub stores. Our inventory management and distribution systems electronically link each of our stores to one or more DCs, which provides for efficient inventory control and management. We currently operate 27 regional DCs, which provide our stores with same-day or overnight access to an average of 148,000 stock keeping units (“SKUs”), many of which are hard-to-find items not typically stocked by other auto parts retailers. To augment our robust distribution network, we operate 312 Hub stores that also provide delivery service and same-day access to an average of 45,000 SKUs to other stores within the surrounding area. We believe this timely access to a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

Experienced Management Team:
Our Company philosophy is to “promote from within” and the vast majority of our senior management, district managers and store managers have been promoted from within the Company. We augment this promote from within philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience. We have a strong management team comprised of senior management with 185 professionals who average 18 years of service; 242 corporate managers who average 16 years of service; and 474 district managers who average 12 years of service. Our management team has demonstrated the consistent ability to successfully execute our business plan and growth strategy by generating 24 consecutive years of record revenues and earnings and positive comparable store sales results since becoming a public company in April of 1993.

Growth Strategy

Aggressively Open New Stores:
We intend to continue to consolidate the fragmented automotive aftermarket. During 2016, we opened 210 net, new stores and acquired 48 Bond Auto Parts stores and we plan to open approximately 190 net, new stores in 2017, which will increase our penetration in existing markets and allow for expansion into new, contiguous markets. The sites for these new stores have been identified, and to date, we have not experienced significant difficulties in locating suitable sites for construction of new stores or identifying suitable acquisition targets for conversion to O’Reilly stores. We typically open new stores by

(i)	constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory;

(ii)	acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or

(iii)	purchasing multi-store chains.

New store sites are strategically located in clusters within geographic areas that complement our distribution network in order to achieve economies of scale in management, advertising and distribution. Other key factors we consider in the site selection process include population density and growth patterns, demographic lifestyle segmentation, age and per capita income, vehicle traffic counts, vehicles in operation, number and type of existing automotive repair facilities and competing auto parts stores within a predetermined radius.

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

Continually Enhance Store Design and Location:
Our current prototype store design features optimized square footage, high ceilings, convenient interior store layouts, in-store signage, bright lighting, convenient ingress and egress and parking, and dedicated counters to serve professional service provider customers, each designed to increase sales and operating efficiencies and enhance overall customer service. We continually update the location and condition of our store network through systematic renovation and relocation of our existing stores to enhance store performance. During 2016, we relocated 20 stores and renovated 30 stores. We believe that our ability to consistently achieve growth in comparable store sales is due in part to our commitment to maintaining an attractive store network, which is strategically located to best serve our customers.

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

Team Members

As of January 31, 2017, we employed 74,715 Team Members (42,289 full-time Team Members and 32,426 part-time Team Members), of whom 63,380 were employed at our stores, 7,907 were employed at our DCs and 3,428 were employed at our corporate and regional offices. A union represents 49 stores (493 Team Members) in the Greater Bay Area in California and has for many years. In addition, approximately 104 Team Members who drive over-the-road trucks in three of our DCs are represented by labor unions. Except for these Team Members, our Team Members are not represented by labor unions. Our tradition for 60 years has been to treat all of our Team Members with honesty and respect and to commit significant resources to instill in them our “Live Green” culture, which emphasizes the importance of each Team Member’s contribution to the success of O’Reilly. This focus on professionalism and respect has created an industry-leading team, and we consider our relations with our Team Members to be excellent.

Store Network

New Store Site Selection:
In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in management, advertising and distribution. Other key factors we consider in the site selection process are

•	population density;

•	demographics, including age, ethnicity, life style and per capita income;

•	market economic strength, retail draw and growth patterns;

•	number, age and percent of makes and models of registered vehicles;

•	the number, type and sales potential of existing automotive repair facilities;

•	the number of auto parts stores and other competitors within a predetermined radius;

•	physical location, traffic count, size, economics and presentation of the site;

•	financial review of adjacent existing locations; and

•	the type and size of store that should be developed.

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

Store Locations and Size:
As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national chain selling primarily to the retail automotive aftermarket. Our stores, on average, carry approximately 23,000 SKUs and average approximately 7,300 total square feet in size. At December 31, 2016, we had a total of approximately 35 million square feet in our 4,829 stores. Our stores are served primarily by the nearest DC, which averages 148,000 SKUs, but also have same-day access to the broad selection of inventory available at one of our 312 Hub stores, which, on average, carry approximately 45,000 SKUs and average approximately 10,600 square feet in size.

We believe that our stores are “destination stores’’ generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Consequently, most of our stores are freestanding buildings or prominent end caps situated on or near major traffic thoroughfares and offer ample parking, easy customer access and are generally located in close proximity to our professional service provider customers.

The following table sets forth the geographic distribution and activity of our stores as of December 31, 2016 and 2015:

	December 31, 2015		2016 Net, New and Acquired Stores		December 31, 2016
State	Store Count	% of Total Store Count	Store Change	% of Total Store Change	Store Count	% of Total Store Count	Cumulative % of Total Store Count
Texas	639	14.0%	28	10.9%	667	13.8%	13.8%
California	523	11.4%	11	4.3%	534	11.0%	24.8%
Missouri	193	4.2%	2	0.8%	195	4.0%	28.8%
Georgia	181	4.0%	6	2.3%	187	3.9%	32.7%
Illinois	178	3.9%	8	3.1%	186	3.9%	36.6%
Ohio	161	3.5%	8	3.1%	169	3.5%	40.1%
Florida	143	3.1%	20	7.8%	163	3.4%	43.5%
Tennessee	154	3.4%	8	3.1%	162	3.4%	46.9%
Michigan	149	3.3%	9	3.5%	158	3.3%	50.2%
North Carolina	149	3.3%	6	2.3%	155	3.2%	53.4%
Washington	154	3.4%	1	0.4%	155	3.2%	56.6%
Arizona	133	2.9%	3	1.1%	136	2.8%	59.4%
Alabama	120	2.6%	5	1.9%	125	2.6%	62.0%
Oklahoma	119	2.6%	2	0.8%	121	2.5%	64.5%
Indiana	118	2.6%	2	0.8%	120	2.5%	67.0%
Minnesota	118	2.6%	1	0.4%	119	2.5%	69.5%
Wisconsin	109	2.4%	9	3.5%	118	2.4%	71.9%
Louisiana	103	2.3%	6	2.3%	109	2.3%	74.2%
Arkansas	105	2.3%	2	0.8%	107	2.2%	76.4%
Colorado	96	2.1%	3	1.1%	99	2.1%	78.5%
South Carolina	89	1.9%	2	0.8%	91	1.9%	80.4%
Kansas	80	1.8%	2	0.8%	82	1.7%	82.1%
Kentucky	73	1.6%	4	1.6%	77	1.6%	83.7%
Mississippi	75	1.6%	—	0.0%	75	1.6%	85.3%
Iowa	70	1.5%	3	1.1%	73	1.5%	86.8%
Oregon	61	1.3%	5	1.9%	66	1.4%	88.2%
Virginia	61	1.3%	5	1.9%	66	1.4%	89.6%
Utah	60	1.3%	1	0.4%	61	1.3%	90.9%
Nevada	53	1.2%	1	0.4%	54	1.1%	92.0%
New Mexico	47	1.0%	5	1.9%	52	1.1%	93.1%
Nebraska	37	0.8%	4	1.6%	41	0.8%	93.9%
Idaho	38	0.8%	2	0.8%	40	0.8%	94.7%
New Hampshire	20	0.4%	18	7.0%	38	0.8%	95.5%
Maine	35	0.8%	—	0.0%	35	0.7%	96.2%
Massachusetts	13	0.3%	17	6.6%	30	0.6%	96.8%
Montana	27	0.6%	—	0.0%	27	0.6%	97.4%
Vermont	—	—%	24	9.3%	24	0.5%	97.9%
Wyoming	19	0.4%	1	0.4%	20	0.4%	98.3%
South Dakota	12	0.3%	4	1.6%	16	0.3%	98.6%
Alaska	15	0.3%	—	0.0%	15	0.3%	98.9%
North Dakota	15	0.3%	—	0.0%	15	0.3%	99.2%
Hawaii	12	0.3%	—	0.0%	12	0.2%	99.4%
Pennsylvania	3	0.1%	9	3.5%	12	0.2%	99.6%
West Virginia	9	0.2%	3	1.1%	12	0.2%	99.8%
Connecticut	2	—%	3	1.1%	5	0.1%	99.9%
Rhode Island	—	—%	3	1.1%	3	0.1%	100.0%
New York	—	—%	2	0.8%	2	—%	100.0%
Total	4,571	100.0%	258	100.0%	4,829	100.0%

Store Layout:
We utilize a computer-assisted store layout system to provide a uniform and consistent front room retail merchandise presentation and customize our hard-parts inventory assortment to meet the specific needs of a particular market area. Front room merchandise is arranged to provide easy customer access, maximum selling space and to prominently display high-turnover products and accessories to customers. To ensure the best customer experience possible, we have selectively implemented bilingual, in-store signage based on the demographics in each store’s geographic area. Aisle displays and end caps are used to feature high-demand, seasonal merchandise, new items and advertised specials.

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

Management Structure

Each of our stores is staffed with a store manager and one or more assistant managers, in addition to parts specialists, retail and/or installer service specialists and other positions required to meet the specific needs of each store. Each of our 474 district managers has general supervisory responsibility for an average of ten stores, which provides our stores with a strong operational support.

Store and district managers complete a comprehensive training program to ensure each has a thorough understanding of customer service, leadership, inventory management and store profitability, as well as all other sales and operational aspects of our business model. Store and district managers are also required to complete a structured training program that is specific to their position, including attending a week-long manager development program at the corporate headquarters in Springfield, Missouri. Store and district managers also receive continuous training through online assignments, field workshops, regional meetings and our annual managers’ conference.

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

We screen prospective Team Members to identify highly motivated individuals who either have experience with automotive parts or repairs, or automotive aptitude. New store Team Members go through a comprehensive orientation focused on the culture of our Company, as well as the requirements for their specific job position. Additionally, during their first year of employment, our parts specialists go through extensive automotive systems and product knowledge training to ensure they are able to provide high levels of service to our customers. Once all of the required training has been satisfied, our parts specialists become eligible to take the O’Reilly Certified Parts Professional test. Passing the O’Reilly test helps prepare them to become certified by the National Institute for Automotive Service Excellence (“ASE”).

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

Distribution Centers:
As of December 31, 2016, we operated 27 DCs comprised of approximately 10.6 million operating square feet (see the “Properties” table in Item 2 of this Form 10-K for a detailed listing of DC operating square footages). Our DCs stock an average of 148,000 SKUs and most DCs are linked to and have the ability to access multiple other regional DCs’ on-hand inventory. Our DCs provide five-night-a-week delivery, primarily via a Company-owned fleet, to all of our stores in the continental United States. In addition, stores within an individual DC’s metropolitan area receive multiple daily deliveries from the DC’s “city counter,” most of which receive this service seven days per week. Our DCs provide weekend service to not only the stores they service via their city counters but also to strategic Hub locations, which redistribute products to surrounding stores. Our national Hub store network provides additional service throughout the week, and on weekends, to surrounding stores.

As part of our continuing efforts to enhance our distribution network in 2017, we plan to

•	enhance our distribution network by completing the expansion of one existing DC in Greensboro, North Carolina;

•	continue to implement enhanced routing software to further enhance logistics efficiencies;

•	continue to implement labor management software to improve DC productivity and overall operating efficiency;
•continue to define and implement best practices in all DCs; and

•	make proven, return-on-investment based capital enhancements to material handling equipment in DCs, including conveyor systems, picking modules, lift equipment and computer hardware.

Hub stores:
We currently operate 312 strategically located Hub stores. In addition to serving DIY and professional service provider customers in their markets, Hub stores also provide delivery service to our other stores within the surrounding area and access to an expanded selection of SKUs on a same-day basis. Our Hub stores average approximately 10,600 square feet and carry an average of 45,000 SKUs.

Products and Purchasing

Our stores offer DIY and professional service provider customers a wide selection of products for domestic and imported automobiles, vans and trucks. Our merchandise generally consists of nationally recognized, well-advertised, premium name brand products, such as AC Delco, Armor All, Bosch, BWD, Cardone, Castrol, Gates Rubber, Monroe, Moog, Pennzoil, Prestone, Quaker State, STP, Turtle Wax, Valvoline, Wagner, and Wix, and a wide selection of quality proprietary private label products, which span the entire good, better and best value spectrum, under our BestTest®, BrakeBest®, Import Direct®, Master Pro®, Micro-Gard®, Murray®, Omnispark®, O’Reilly Auto Parts®, Precision®, Power Torque®, Super Start®, and Ultima® brands. Our proprietary private label products are produced by nationally recognized manufacturers, meet or exceed original equipment manufacturer specifications and consist of house brands and nationally recognized proprietary bands, which we have acquired or developed over time. Our “good” house brands provide a great combination of quality and value, a characteristic important to our DIY customers, while our proprietary national brands offer “better” and “best” options for our more heavy-duty DIY customers, as well as our professional service provider customers, who require high quality products that can be relied upon to support and grow their businesses.

We have no long-term contracts with material purchase commitments with any of our suppliers, nor have we experienced difficulty in obtaining satisfactory alternative supply sources for automotive parts. We believe that alternative supply sources exist at competitive costs for substantially all of the automotive products that we sell. It is our policy to take advantage of payment and seasonal purchasing discounts offered by our suppliers and to utilize extended dating terms available from suppliers. We have entered into various programs and arrangements with certain suppliers that provided for extended dating and payment terms for inventory purchases. As a whole, we consider our relationships with our suppliers to be very good.

We purchase automotive products in substantial quantities from over 900 suppliers, the five largest of which accounted for approximately 23% of our total purchases in 2016. Our largest supplier in 2016 accounted for approximately 6% of our total purchases and the next four largest suppliers each accounted for approximately 3% to 5% of our total purchases.

Marketing

Marketing to the DIY Customer:
We use an integrated marketing program, which includes radio, direct mail and newspaper distribution, in-store, online, and social media promotions, and sports and event sponsorships, to aggressively attract DIY customers. The marketing strategy we employ is highly effective and has led to a measurable increase in awareness of the O’Reilly Brand across our geographic footprint. We utilize a combination of brand, product and price messaging to drive retail traffic and purchases, which frequently coincide with key sales events. We also utilize a problem-resolution communication strategy, which encourages vehicle owners to perform regular maintenance on their vehicles, protecting their long-term automotive investment and establishing O’Reilly as their partner for auto parts needs.

To stimulate sales among racing enthusiasts, who we believe individually spend more on automotive products than the general public, we sponsored multiple nationally-televised races and over 1,600 grassroots, local and regional motorsports events throughout 45 states during 2016. We were the title sponsor of two National Association for Stock Car Racing (NASCAR) National series events.

During the fall and winter months, we strategically sponsor National Collegiate Athletic Association (“NCAA”) basketball. Our relationships with over 30 NCAA teams and tournaments have resulted in prominently displayed O’Reilly logos on TV-visible signs throughout the season.

We target Spanish speaking auto parts customers through marketing efforts that include the use of Spanish language radio, print, and outdoor advertising, as well as sponsorships of over 45 local and regional festivals and events.

As consumers increasingly turn to the Internet for information and offers, we continue to invest in digital channels to expand the O’Reilly brand presence online and through mobile devices. Search engine optimization strategies are used to drive traffic to our website, and popular social media platforms are used to provide excellent customer service through interaction and dialogue with our customers.

To show appreciation for our DIY customers for their continued business, we maintain our O’Reilly O’Rewards customer loyalty program. The program provides members with the opportunity to earn points through purchases and other special events and allows members to redeem those points toward coupons, which provide discounts on future merchandise purchases in our stores. The programs allow us to reward our customers for their continued business, as well as enhance engagement with our customers to earn more of their business with targeted promotions tailored to their specific needs and purchasing patterns.

Marketing to the Professional Service Provider Customer:
We have approximately 750 full-time O’Reilly sales representatives strategically located across our market areas as part of our First Call program. Each sales representative is dedicated solely to calling upon, selling to and servicing our professional service provider customers. Targeted marketing materials such as flyers, quick reference guides and catalogs are produced and distributed on a regular basis to professional service providers, paint and body shops and fleet customers. Our industry-leading First Call program enables our sales representatives, district managers, and store managers to provide excellent customer service to each of our professional service provider customers by providing the products and services identified below:

•	broad selection of merchandise at competitive prices;

•	dedicated Professional Service Specialists in our stores;

•	multiple, daily deliveries from our stores;

•	same-day or overnight access to thousands of SKUs through seven days a week store inventory replenishments;

•	separate service counter and phone line in our stores dedicated exclusively to service professional service provider customers;

•	trade credit for qualified accounts;

•	First Call Online, a dedicated proprietary Internet based catalog and ordering system designed specifically to connect professional service provider customers directly to our inventory system;

•	Mitchell shop management systems;

•	training and seminars covering topics of interest, such as technical updates, safety and general business management;

•	access to a comprehensive inventory of products and equipment needed to operate and maintain their shop; and

•	Certified Auto Repair Center Program, a program that provides professional service provider customers with business tools they can utilize to profitably grow and market their shops.

Marketing to the Independently Owned Parts Store:
We also sell automotive products directly to independently owned parts stores (“jobber stores”) in certain market areas. These jobber stores are generally located in areas not directly serviced by an O’Reilly store. We administer a proprietary, dedicated and distinct marketing program specifically targeted to jobber stores called Parts City Auto Parts that currently provides automotive products to approximately 190 jobber stores, with total annual sales of approximately $62 million. As a participant in this program, a jobber store, which meets certain financial and operational standards, is permitted to indicate its Parts City Auto Parts membership through the display of a trademarked logo owned by us. In return for a commitment to purchase automotive products from us, we provide computer software for business management, competitive pricing, advertising, marketing and sales assistance to Parts City Auto Parts affiliate stores.

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

INDUSTRY ENVIRONMENT

The automotive aftermarket industry includes all products and services purchased for light and heavy-duty vehicles after the original sale. The total size of the automotive aftermarket is estimated to be approximately $268 billion, according to The Auto Care Association. This market is made up of four segments: labor share of professional service provider sales, auto parts share of professional service provider sales, DIY sales and tire sales. O’Reilly’s addressable market within this industry is approximately $154 billion, which includes the auto parts share of professional service provider sales and DIY sales. We do not sell tires or perform for-fee automotive repairs or installations.

Competition

The sale of automotive aftermarket items is highly competitive in many areas, including customer service, product availability, store location, brand recognition and price. We compete in both the DIY and professional service provider portions of the automotive aftermarket and are one of the largest specialty retailers within that market. We compete primarily with

•	national retail and wholesale automotive parts chains (such as AutoZone, Inc., Advance Auto Parts, CARQUEST, NAPA and the Pep Boys - Manny, Moe and Jack, Inc.);

•	regional retail and wholesale automotive parts chains;

•	wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations such as NAPA, CARQUEST, Bumper to Bumper and Auto Value);

•	automobile dealers; and

•	mass merchandisers and online retailers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc.).

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following paragraphs discuss information about our executive officers, who are not also directors:

Greg L. Henslee, age 56, Chief Executive Officer, has been an O’Reilly Team Member for 32 years. Mr. Henslee’s O’Reilly career began as a Parts Specialist and progressed through the roles of Assistant Store Manager, District Manager, Computer Operations Manager, Director of Computer Operations and Loss Prevention, Vice President of Store Operations, Senior Vice President, President of Merchandise, Distribution, Information Systems and Loss Prevention, Chief Executive Officer and Co-President, and Chief Executive Officer and President. Mr. Henslee has held the position of Chief Executive Officer since 2005.

Gregory D. Johnson, age 51, Co-President, has been an O’Reilly Team Member for 34 years. Mr. Johnson’s primary areas of responsibility are Merchandise, Logistics, Purchasing, Inventory Management, Pricing, Advertising, Information Technology, Legal, Risk Management, Loss Prevention, Human Resources and Finance. Mr. Johnson’s O’Reilly career began as a part-time Distribution Center Team Member and progressed through the roles of Retail Systems Manager, Warehouse Management Systems (WMS) Development Manager, Director of Distribution, Vice President of Distribution Operations, Senior Vice President of Distribution Operations, and Executive Vice President of Supply Chain. Mr. Johnson has held the position of Co-President since February of 2017.

Jeff M. Shaw, age 54, Co-President, has been an O’Reilly Team Member for 28 years. Mr. Shaw’s primary areas of responsibility are Store Operations, Sales, Distribution Operations, Real Estate, Jobber Sales and Acquisitions. Mr. Shaw’s O’Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Manager, Vice President of the Southern Division, Vice President of Sales and Operations, Senior Vice President of Sales and Operations, and Executive Vice President of Store Operations and Sales. Mr. Shaw has held the position of Co-President since February of 2017.

Tom McFall, age 46, Executive Vice President of Finance and Chief Financial Officer, has been an O’Reilly Team Member for 10 years. Mr. McFall’s primary areas of responsibility are Finance, Accounting, Information Technology, Legal, and Risk Management. Mr. McFall’s career began with Ernst & Young LLP in Detroit, Michigan, where he achieved the position of Audit Manager, before accepting a position with Murray’s Discount Auto Stores (“Murray’s”). Mr. McFall served Murray’s for eight years through the roles of Controller, Vice President of Finance, and Chief Financial Officer, with direct responsibility for finance, accounting, and distribution and logistics operations. After Murray’s was acquired by CSK Auto Corporation (“CSK”) in 2005, Mr. McFall held the position of Chief Financial Officer of Midwest Operation for CSK. In May of 2006, Mr. McFall joined O’Reilly as Senior Vice President of Finance and Chief Financial Officer. Mr. McFall has held the position of Executive Vice President of Finance and Chief Financial Officer since 2007.

Tony Bartholomew, age 55, Senior Vice President of Professional Sales, has been an O’Reilly Team Member for 34 years. Mr. Bartholomew’s primary area of responsibility is Professional Sales. Mr. Bartholomew’s O’Reilly career began as a Delivery Specialist and progressed through the roles of Parts Specialist, Assistant Manager, Night Manager, Merchandising Set Up Crew Supervisor, Equipment Sales Manager, Regional Field Sales Manager, Director of Southern Division Sales, and Vice President of Professional Sales. Mr. Bartholomew has held the position of Senior Vice President of Professional Sales since 2013.

Brad Beckham, age 38, Senior Vice President of Central Store Operations and Sales, has been an O’Reilly Team Member for 20 years. Mr. Beckham’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s Central Store Operations. Mr. Beckham’s O’Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Manager, Divisional Vice President, Vice President of Eastern Store Operations and Sales, and Senior Vice President of Eastern Store Operations and Sales. Mr. Beckham has been a Senior Vice President since 2014 and has held the position of Senior Vice President of Central Store Operations and Sales since July of 2016.

Keith Childers, age 57, Senior Vice President of Western Store Operations and Sales, has been an O’Reilly Team Member for 39 years. Mr. Childers’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s Western Store operations. Mr. Childers’s career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Manager, Vice President of CSK Store Operations Integration, and Vice President of Western Store Operations and Sales. Mr. Childers has held the position of Senior Vice President of Western Store Operations and Sales since 2014.

Robert Dumas, age 43, Senior Vice President of Eastern Store Operations and Sales, has been an O’Reilly Team Member for 25 years. Mr. Dumas’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s Eastern Store Operations. Mr. Dumas’s O’Reilly career began as a Parts Specialist and progressed through the roles of Installer Service Specialist, Night Manager, Associate Manager, Store Manager, District Manager, Regional Manager, and Divisional Vice President. Mr. Dumas has held the position of Senior Vice President of Eastern Store Operations and Sales since July of 2016.

Larry Ellis, age 61, Senior Vice President of Distribution Operations, has been an O’Reilly Team Member for 41 years. Mr. Ellis’s primary areas of responsibility are Distribution Operations and Logistics. Mr. Ellis’s O’Reilly career began as a Distribution Center Team Member and progressed through the roles of Distribution Center Supervisor, Distribution Center Manager, Director of Distribution Operations, Vice President of Logistics, Vice President of Western Division Distribution Operations, and Vice President of Distribution Operations. Mr. Ellis has held the position of Senior Vice President of Distribution Operations since 2014.

Jeremy A. Fletcher, age 39, Senior Vice President of Finance and Controller, has been an O’Reilly Team Member for 11 years. Mr. Fletcher’s primary area of responsibility is Finance. Mr. Fletcher’s O’Reilly career began as the Financial Reporting and Budgeting Manager and progressed through the roles of Director of Finance, and Vice President of Finance and Controller. Prior to joining O’Reilly, Mr. Fletcher worked as a Certified Public Accountant with a public accounting firm and in a financial reporting and planning role for a Fortune 1000 corporation. Mr. Fletcher has held the position of Senior Vice President of Finance and Controller since February of 2017.

Jeffrey L. Groves, age 51, Senior Vice President of Legal and General Counsel, has been an O’Reilly Team Member for 12 years. Mr. Groves’s primary areas of responsibility are Corporate Governance, Regulatory Matters, and Internal Audit. Mr. Groves’s O’Reilly career began as Director of Legal and Claim Services and progressed through the roles of Director of Legal and Claim Services and General Counsel and Vice President of Legal and Claim Services and General Counsel. Prior to joining O’Reilly, Mr. Groves worked in a private civil defense trial practice. Mr. Groves has held the position of Senior Vice President of Legal and General Counsel since January of 2016.

Randy Johnson, age 61, Senior Vice President of Inventory Management, has been an O’Reilly Team Member for 43 years. Mr. Johnson’s primary areas of responsibility are Inventory Management, Purchasing, Logistics, and Store Design. Mr. Johnson’s O’Reilly career began as a Distribution Center Team Member and progressed through the roles of Customer Service Manager, Inventory Control Manager, Director of Store Inventory Management, and Vice President of Store Inventory Management. Mr. Johnson has held the position of Senior Vice President of Inventory Management since 2010.

Scott Kraus, age 40, Senior Vice President of Real Estate and Expansion, has been an O’Reilly Team Member for 18 years. Mr. Kraus’s primary areas of responsibility are Real Estate Expansion and Acquisitions. Mr. Kraus’s O’Reilly career began as a Parts

Specialist and progressed through the roles of Store Manager, District Manager, Regional Field Sales Manager, Regional Manager, Divisional Vice President, and Vice President of Real Estate. Mr. Kraus has held the position of Senior Vice President of Real Estate and Expansion since January of 2016.

Jeffrey A. Lauro, age 50, Senior Vice President of Information Technology, has been an O’Reilly Team Member since 2015. Mr. Lauro’s primary area of responsibility is Information Technology. Mr. Lauro has over 25 years of information technology experience in the retail industry. Prior to joining O’Reilly, Mr. Lauro held the position of Chief Information Officer for Payless ShoeSource (“Payless”), with direct responsibility for solution delivery, infrastructure and operations, and enterprise architecture. Prior to joining Payless, Mr. Lauro was the Vice President, Global Information Technology Service Delivery Director for The TJX Companies, Inc., with direct responsibility for global information technology service management, operations, implementation and disaster recovery. In 2015, Mr. Lauro joined O’Reilly as Senior Vice President of Information Technology and has held this position since that time.

C. David Wilbanks, age 45, Senior Vice President of Merchandise, has been an O’Reilly Team Member since 2012. Mr. Wilbanks’s primary areas of responsibility are Merchandise and Pricing. Mr. Wilbanks has over 25 years of experience in the automotive aftermarket industry. Mr. Wilbanks’s career began as a counter technician for an independent jobber and progressed to becoming an ASE Certified Master Technician for an automotive dealership, before accepting a position with AutoZone, Inc. (“AutoZone”). Mr. Wilbanks served AutoZone for twelve years as a financial analyst, Category Manager, and Director of Merchandise. In 2012, Mr. Wilbanks joined O’Reilly as Vice President of Merchandise and has held the position of Senior Vice President of Merchandise since March of 2016.

SERVICE MARKS AND TRADEMARKS

We have registered, acquired and/or been assigned the following service marks and trademarks: BESTEST®; BETTER PARTS. BETTER PRICES.®; BETTER PARTS, BETTER PRICES....EVERYDAY!®; BRAKEBEST®; CERTIFIED AUTO REPAIR®; CUSTOMIZE YOUR RIDE®; CSK PROSHOP®; FIRST CALL®; FROM OUR STORE TO YOUR DOOR®; HI-LO®; IMPORT DIRECT®; KRAGEN AUTO PARTS®; MASTER PRO®; MASTER PRO REFINISHING®; MICROGARD®; MURRAY®; MURRAY’S AUTO PARTS®; O®; OMNISPARK®; O’REILLY®; O’REILLY AUTO COLOR PROFESSIONAL PAINT PEOPLE®; O’REILLY AUTO PARTS®; O’REILLY AUTO PARTS PROFESSIONAL PARTS PEOPLE®; O’REILLY AUTOMOTIVE®; O’REILLY O’REWARDS®; O’REILLY RACING®; O’REWARDS®; PARTNERSHIP NETWORK®; PARTS CITY®; PARTS CITY AUTO COLOR PROFESSIONAL PAINT PEOPLE®; PARTS CITY AUTO PARTS®; PARTS CITY TOOL BOX®; PARTS PAYOFF®; POWER TORQUE®; PRECISION®; PRECISION HUB ASSEMBLIES®; PRIORITY PARTS®; PROXONE®; QUIETECH®; REAL WORLD TRAINING®; SCHUCK’S®; SERIOUS ABOUT YOUR CAR…SO ARE WE!®; SUPER START®; TOOLBOX®; and ULTIMA®. Some of the service marks and trademarks listed above may also have a design associated therewith. Each of the service marks and trademarks are in duration for as long as we continue to use and seek renewal of such marks – the duration of each of these service marks and trademarks is typically between five and ten years per renewal. We believe that our business is not otherwise dependent upon any patent, trademark, service mark or copyright.

Solely for convenience, our service marks and trademarks may appear in this report without the ® or ™ symbol, which is not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or the right to these service marks and trademarks.

AVAILABLE INFORMATION

Our Internet address is www.oreillyauto.com. Interested readers can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission website at www.sec.gov and searching with our ticker symbol “ORLY.” Such reports are generally available the day they are filed. Upon request, we will furnish interested readers a paper copy of such reports free of charge by contacting Mark Merz, Vice President of Investor Relations, Financial Reporting and Planning, at 233 South Patterson Avenue, Springfield, Missouri, 65802.

Item 1A. Risk Factors

Unless otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company,” refer to O’Reilly Automotive, Inc. and its subsidiaries.

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

Deteriorating economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others, with which we do business, to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.
Although demand for many of our products is primarily non-discretionary in nature and tend to be purchased by consumers out of necessity, rather than on an impulse basis, our sales are impacted by constraints on the economic health of our customers. The economic health of our customers is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, fuel prices, unemployment levels and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Our customers’ purchases, including purchases of our products, could decline during periods when income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions. In addition, restrictions on access to telematics, diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulations may force vehicle owners to rely on dealers to perform maintenance and repairs. If any of these events occur, or if unfavorable economic conditions challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected.
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
Both the do-it-yourself (“DIY”) and professional service provider portions of our business are highly competitive, particularly in the more densely populated areas that we serve. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than we are, but have a greater presence than we do in a particular market. We may have to expend more resources and risk additional capital to remain competitive. For a list of our principal competitors, see the “Competition” section of Item 1 of this annual report on Form 10-K.

We are sensitive to regional economic and weather conditions that could impact our costs and sales.
Our business is sensitive to national and regional economic and weather conditions, and natural disasters. Unusually inclement weather, such as significant rain, snow, sleet, freezing rain, flooding, seismic activity and hurricanes, has historically discouraged our customers from visiting our stores during the affected period and reduced our sales, particularly to DIY customers. Extreme weather conditions, such as extreme heat and extreme cold temperatures, may enhance demand for our products due to increased failure rates of our customers’ automotive parts, while temperate weather conditions may have a lesser impact on failure rates of automotive parts. In addition, our stores and distribution centers (“DCs”) located in coastal regions may be subject to increased insurance claims resulting from regional weather conditions and our results of operations, financial condition and cash flows could be adversely affected.

We cannot assure future growth will be achieved.
We believe that our ability to open additional, profitable stores at a high growth rate will be a significant factor in achieving our growth objectives for the future. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning, and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2017 and beyond will be achieved. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. For a discussion of our growth strategies, see the “Growth Strategy” section of Item 1 of this annual report on Form 10-K.

In order to be successful, we will need to retain and motivate key employees.
Our success has been largely dependent on the efforts of certain key personnel. In order to be successful, we will need to retain and motivate executives and other key employees. Experienced management and technical personnel are in high demand and competition for their talents is intense. We must also continue to motivate employees and keep them focused on our strategies and goals. Our business, results of operations and cash flows could be materially adversely affected by the unexpected loss of the services of one or more of our key employees. We cannot be sure that we will be able to continue to attract qualified personnel, which could cause us to be less efficient and, as a result, may adversely impact our sales and profitability. For a discussion of our management, see the “Business” section of Item 1 of this annual report on Form 10-K.

A change in the relationship with any of our key suppliers, the unavailability of our key products at competitive prices or changes in trade policies could affect our financial health.
Our business depends on developing and maintaining close relationships with our suppliers and on our suppliers’ ability or willingness to sell quality products to us at favorable prices and terms. Many factors outside of our control may harm these relationships and the ability or willingness of these suppliers to sell us products on favorable terms. For example, financial or operational difficulties that our suppliers may face could increase the cost of the products we purchase from them or our ability to source product from them. In addition, the trend toward consolidation among automotive parts suppliers, as well as the off-shoring of manufacturing capacity to foreign countries, may disrupt or end our relationship with some suppliers and could lead to less competition and result in higher prices. We could also be negatively impacted by suppliers who might experience work stoppages, labor strikes or other interruptions to, or difficulties in the, manufacture or supply of the products we purchase from them. Changes in U.S. trade policies, practices, tariffs or taxes could affect our ability and our suppliers’ ability to source product at current volumes and/or prices.

Risks associated with future acquisitions may not lead to expected growth and could result in increased costs and inefficiencies.
We expect to continue to make acquisitions as an element of our growth strategy. Acquisitions involve certain risks that could cause our actual growth and profitability to differ from our expectations, examples of such risks include the following:

•	We may not be able to continue to identify suitable acquisition targets or to acquire additional companies at favorable prices or on other favorable terms.

•	Our management’s attention may be distracted.

•	We may fail to retain key personnel from acquired businesses.

•	We may assume unanticipated legal liabilities and other problems.

•	We may not be able to successfully integrate the operations (accounting and billing functions, for example) of businesses we acquire to realize economic, operational and other benefits.

•	We may fail, or be unable to, discover liabilities of businesses that we acquire for which we or the subsequent owner or operator may be liable.

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
The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions. The market price of our common stock may also be affected by our ability to meet analysts’ expectations and failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock.

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
Credit ratings are an important component of our cost of capital. These ratings are based upon, among other factors, our financial strength. Our current credit ratings provide us with the ability to borrow funds at favorable rates. A downgrade in our current credit rating from either rating agency could adversely affect our cost of capital by causing us to pay a higher interest rate on borrowed funds under our unsecured revolving credit facility and a higher facility fee on commitments under our unsecured revolving credit facility. A downgrade in our current credit rating could also adversely affect the market price and/or liquidity of our unsecured senior notes, preventing a holder from selling the unsecured senior notes at a favorable price, as well as adversely affect our ability to issue new notes in the future. In addition, a downgrade in our current credit rating could limit the financial institutions willing to commit funds to our supplier financing programs at attractive rates. Decreased participation in our supplier financing programs would lead to an increase in working capital needed to operate the business, adversely affecting our cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Unless otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company,” refer to O’Reilly Automotive, Inc. and its subsidiaries.

Distribution centers, stores, and other properties
As of December 31, 2016, we operated 27 regional distribution centers (“DC”s), of which eight were leased (2.8 million operating square footage) and 19 were owned (7.8 million operating square footage) for total DC operating square footage of 10.6 million square feet. The following table provides information regarding our DCs, returns facility and corporate offices as of December 31, 2016:

Location	Principal Use(s)	Operating Square Footage (1)	Nature of Occupancy	Lease Term Expiration
Aurora, CO	Distribution Center	321,242	Owned
Belleville, MI	Distribution Center	333,262	Leased	2/28/2025
Billings, MT	Distribution Center	129,142	Leased	1/31/2031
Brooklyn Park, MN	Distribution Center	324,668	Owned
Brownsburg, IN	Distribution Center	657,603	Owned
Des Moines, IA	Distribution Center	253,886	Owned
Devens, MA	Distribution Center	511,261	Owned
Forest Park, GA	Distribution Center	492,350	Leased	10/31/2024
Greensboro, NC	Distribution Center	441,600	Owned
Houston, TX	Distribution Center	532,615	Owned
Kansas City, MO	Distribution Center	299,018	Owned
Knoxville, TN	Distribution Center	150,766	Owned
Lakeland, FL	Distribution Center	569,419	Owned
Lubbock, TX	Distribution Center	276,896	Owned
Moreno Valley, CA	Distribution Center	547,478	Owned
Naperville, IL	Distribution Center	499,471	Owned
Nashville, TN	Distribution Center	315,977	Leased	12/31/2018
North Little Rock, AR	Distribution Center	122,969	Leased	3/31/2022
Oklahoma City, OK	Distribution Center	320,667	Owned
Phoenix, AZ	Distribution Center	383,570	Leased	6/30/2025
Puyallup, WA	Distribution Center	533,790	Owned
Salt Lake City, UT	Distribution Center	294,932	Owned
Saraland, AL	Distribution Center	301,068	Leased	12/31/2022
Seagoville, TX	Distribution Center	442,000	Owned
Selma, TX	Distribution Center	552,703	Owned
Springfield, MO	Distribution Center	266,306	Owned
Stockton, CA	Distribution Center	720,836	Leased	6/30/2035
Auburn, WA	Bulk Facility	81,761	Leased	6/30/2018
Barre, VT	Bulk Facility	52,100	Leased	11/30/2018
Springfield, MO	Bulk Facility	35,200	Owned
Springfield, MO	Return/Deconsolidation Facility, Corporate Offices	290,580	Owned
Phoenix, AZ	Corporate Offices	12,327	Leased	11/30/2022
Springfield, MO	Corporate Offices	435,600	Owned
Springfield, MO	Corporate Offices	46,970	Leased	8/31/2024
Springfield, MO	Corporate Offices, Training and Technical Center	22,000	Owned
		11,572,033

(1)	Includes floor and mezzanine operating square footage, excludes subleased square footage.

The leased distribution facilities typically require a fixed base rent, payment of certain tax, insurance and maintenance expenses and have an original term of, at a minimum, 20 years, subject to one five-year renewal at our option.

Of the 4,829 stores that we operated at December 31, 2016, 1,912 stores were owned, 2,842 stores were leased from unaffiliated parties and 75 stores were leased from entities, in which certain of our affiliated directors, or members of our affiliated director’s immediate family, and an executive officer of the Company are affiliated. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses and an original term of, at a minimum, 10 years, subject to one or more renewals at our option. We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby. Such master lease agreements with six of the seven affiliated entities have been modified to extend the term of the lease agreement for specific stores. The master lease agreements or modifications thereto expire on dates ranging from March 31, 2018, to September 30, 2031. We believe that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.

We believe that our present facilities are in good condition, are adequately insured and are adequate for the conduct of our current operations. The store servicing capability of our 27 existing DCs is approximately 5,500 stores, providing a growth capacity of more than 650 stores. We believe the growth capacity in our 27 existing DCs will provide us with the DC infrastructure needed for near-term expansion. However, as we expand our geographic footprint, we will continue to evaluate our existing distribution system infrastructure and will adjust our distribution system capacity as needed to support our future growth.

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

As previously reported, the Company received a subpoena from the District Attorney of the County of Alameda, along with other environmental prosecutorial offices in the state of California, seeking documents and information related to the handling, storage and disposal of hazardous waste. On November 30, 2016, the Company through its affiliates, entered into a Stipulation for Entry of Final Judgment and Permanent Injunction, including certain injunctive and monetary relief within the previously established accruals.

As previously reported, on June 18, 2015, a jury in Greene County, Missouri returned an unfavorable verdict in a litigated contract dispute in the matter Meridian Creative Alliance vs. O’Reilly Automotive Stores, Inc. et. al. in the amount of $12.5 million. The Company has vigorously challenged the verdict in the Court of Appeals. Following the matter being fully briefed by the parties, oral argument was held in the Court of Appeals on January 12, 2017. The Court currently has the matter under consideration. As of December 31, 2016, the Company had reserved $18.6 million with respect to this matter.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common stock:
Shares of O’Reilly Automotive, Inc. (the “Company”) common stock are traded on The NASDAQ Global Select Market (“Nasdaq”) under the symbol “ORLY.” The Company’s common stock began trading on April 22, 1993; no cash dividends have been declared since that time, and the Company does not anticipate paying any cash dividends in the foreseeable future.

As of February 21, 2017, the Company had approximately 238,000 shareholders of common stock based on the number of holders of record and an estimate of individual participants represented by security position listings.

The prices in the following table represent the high and low sales price for the Company’s common stock as reported by Nasdaq:

	2016		2015
	High	Low	High	Low
First Quarter	$276.64	$232.16	$219.38	$179.96
Second Quarter	277.82	253.32	232.41	214.05
Third Quarter	290.63	271.33	256.47	230.82
Fourth Quarter	285.53	253.00	276.26	247.29
For the Year	$290.63	$232.16	$276.26	$179.96

Sales of unregistered securities:
There were no sales of unregistered securities during the year ended December 31, 2016.

Issuer purchases of equity securities:
The following table identifies all repurchases during the fourth quarter ended December 31, 2016, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
October 1, 2016, to October 31, 2016	288	$276.77	288	$603,610
November 1, 2016, to November 30, 2016	1,265	264.44	1,265	1,019,107
December 1, 2016, to December 31, 2016	472	278.40	472	$887,826
Total as of December 31, 2016	2,025	$269.45	2,025

(1)
Under the Company’s share repurchase program, as approved by its Board of Directors on January 11, 2011, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions not to exceed a dollar limit authorized by the Board of Directors. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 10, 2016, May 27, 2016, and November 16, 2016, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $750 million, resulting in a cumulative authorization amount of $7.8 billion. Each additional authorization is effective for a three-year period, beginning on its respective announcement date. The authorization under the share repurchase program that currently has capacity is scheduled to expire on November 16, 2019. No other share repurchase programs existed during the twelve months ended December 31, 2016.

The Company repurchased a total of 5.7 million shares of its common stock under its publicly announced share repurchase program during the year ended December 31, 2016, at an average price per share of $264.21, for a total investment of $1.5 billion. Subsequent to the end of the year and through February 28, 2017, the Company repurchased an additional 1.4 million shares of its common stock, at an average price per share of $267.32, for a total investment of $387.5 million. The Company has repurchased a total of 58.4 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through February 28, 2017, at an average price of $124.14, for a total aggregate investment of $7.2 billion.

Stock performance graph:
The graph below shows the cumulative total shareholder return assuming the investment of $100, on December 31, 2011, and the reinvestment of dividends thereafter, if any, in the Company’s common stock versus the Standard and Poor’s S&P 500 Retail Index (“S&P 500 Retail Index”) and the Standard and Poor’s S&P 500 Index (“S&P 500”).

	December 31,
Company/Index	2011	2012	2013	2014	2015	2016
O’Reilly Automotive, Inc.	$100	$112	$161	$241	$317	$348
S&P 500 Retail Index	100	125	180	197	245	257
S&P 500	$100	$113	$147	$164	$163	$178

Item 6. Selected Financial Data

The table below compares O’Reilly Automotive, Inc.’s (the “Company”) selected financial data over a ten-year period.

Years ended December 31,	2016	2015	2014	2013	2012	2011	2010	2009	2008	2007
(In thousands, except per share, Team Members, stores and ratio data)
INCOME STATEMENT DATA:
Sales ($)	8,593,096	7,966,674	7,216,081	6,649,237	6,182,184	5,788,816	5,397,525	4,847,062	3,576,553	2,522,319
Cost of goods sold, including warehouse and distribution expenses	4,084,085	3,804,031	3,507,180	3,280,236	3,084,766	2,951,467	2,776,533	2,520,534	1,948,627	1,401,859
Gross profit	4,509,011	4,162,643	3,708,901	3,369,001	3,097,418	2,837,349	2,620,992	2,326,528	1,627,926	1,120,460
Selling, general and administrative expenses	2,809,805	2,648,622	2,438,527	2,265,516	2,120,025	1,973,381	1,887,316	1,788,909	1,292,309	815,309
Former CSK officer clawback	—	—	—	—	—	(2,798)	—	—	—	—
Legacy CSK Department of Justice investigation charge	—	—	—	—	—	—	20,900	—	—	—
Operating income	1,699,206	1,514,021	1,270,374	1,103,485	977,393	866,766	712,776	537,619	335,617	305,151
Write-off of asset-based revolving credit agreement debt issuance costs	—	—	—	—	—	(21,626)	—	—	—	—
Termination of interest rate swap agreements	—	—	—	—	—	(4,237)	—	—	—	—
Gain on settlement of note receivable	—	—	—	—	—	—	11,639	—	—	—
Other income (expense), net	(62,015)	(53,655)	(48,192)	(44,543)	(35,872)	(25,130)	(35,042)	(40,721)	(33,085)	2,337
Total other income (expense)	(62,015)	(53,655)	(48,192)	(44,543)	(35,872)	(50,993)	(23,403)	(40,721)	(33,085)	2,337
Income before income taxes	1,637,191	1,460,366	1,222,182	1,058,942	941,521	815,773	689,373	496,898	302,532	307,488
Provision for income taxes	599,500	529,150	444,000	388,650	355,775	308,100	270,000	189,400	116,300	113,500
Net income ($)	1,037,691	931,216	778,182	670,292	585,746	507,673	419,373	307,498	186,232	193,988
Basic earnings per common share:
Earnings per share – basic ($)	10.87	9.32	7.46	6.14	4.83	3.77	3.02	2.26	1.50	1.69
Weighted-average common shares outstanding – basic	95,447	99,965	104,262	109,244	121,182	134,667	138,654	136,230	124,526	114,667
Earnings per common share -assuming dilution:
Earnings per share – assuming dilution ($)	10.73	9.17	7.34	6.03	4.75	3.71	2.95	2.23	1.48	1.67
Weighted-average common shares outstanding – assuming dilution	96,720	101,514	106,041	111,101	123,314	136,983	141,992	137,882	125,413	116,080
SELECTED OPERATING DATA:
Number of Team Members at year end	74,580	71,621	67,569	61,909	53,063	49,324	46,858	44,880	40,735	23,576
Number of stores at year end (a)	4,829	4,571	4,366	4,166	3,976	3,740	3,570	3,421	3,285	1,830
Total store square footage at year end (b)	35,123	33,148	31,591	30,077	28,628	26,530	25,315	24,200	23,205	12,439
Sales per weighted-average store (c)($)	1,826	1,769	1,678	1,614	1,590	1,566	1,527	1,424	1,379	1,430
Sales per weighted-average square foot (b)(d)($)	251	244	232	224	224	221	216	202	201	212
Percentage increase in comparable store sales (e)(f)	4.8%	7.5%	6.0%	4.6%	3.5%	4.6%	8.8%	4.8%	1.3%	3.7%

Years ended December 31,	2016	2015	2014	2013	2012	2011	2010	2009	2008	2007
(In thousands, except per share, Team Members, stores and ratio data)
BALANCE SHEET DATA:
Working capital (g)($)	(142,674)	(36,372)	252,082	430,832	478,093	1,028,330	1,029,861	900,857	749,276	573,328
Total assets (g)($)	7,204,189	6,676,684	6,532,083	6,057,895	5,741,241	5,494,174	5,031,950	4,695,536	4,551,586	2,279,737
Inventory turnover (h)	1.5	1.5	1.4	1.4	1.4	1.5	1.4	1.4	1.6	1.6
Accounts payable to inventory (i)	105.7%	99.1%	94.6%	86.6%	84.7%	64.4%	44.3%	42.8%	46.9%	43.2%
Current portion of long-term debt and short-term debt ($)	—	—	25	67	222	662	1,431	106,708	8,131	25,320
Long-term debt, less current portion (g)($)	1,887,019	1,390,018	1,388,397	1,386,828	1,087,789	790,585	357,273	684,040	724,564	75,149
Shareholders’ equity ($)	1,627,136	1,961,314	2,018,418	1,966,321	2,108,307	2,844,851	3,209,685	2,685,865	2,282,218	1,592,477
CASH FLOW DATA:
Cash provided by operating activities ($)	1,454,167	1,281,476	1,190,430	908,026	1,251,555	1,118,991	703,687	285,200	298,542	299,418
Capital expenditures ($)	476,344	414,020	429,987	395,881	300,719	328,319	365,419	414,779	341,679	282,655
Free cash flow (j)($)	977,823	867,456	760,443	512,145	950,836	790,672	338,268	(129,579)	(43,137)	16,763

(a)
In 2008, 2012, and 2016, the Company acquired CSK Auto Corporation (“CSK”), VIP Parts, Tires & Service (“VIP”), and Bond Auto Parts (“Bond”), respectively. The 2008 CSK acquisition added 1,342 stores, the 2012 VIP acquisition added 56 stores, and the 2016 Bond acquisition added 48 stores to the O’Reilly store count. Financial results for these acquired companies have been included in the Company’s consolidated financial statements from the dates of the acquisitions forward.

(b)	Total square footage includes normal selling, office, stockroom and receiving space.

(c)	Sales per weighted-average store are weighted to consider the approximate dates of store openings, acquisitions or closures.

(d)	Sales per weighted-average square foot are weighted to consider the approximate dates of store openings, acquisitions, expansions or closures.

(e)
Comparable store sales are calculated based on the change in sales of stores open at least one year and excludes sales of specialty machinery, sales to independent parts stores, sales to Team Members, sales from Leap Day during the years ended December 31, 2016, 2012 and 2008, and sales during the one to two week period certain CSK branded stores were closed for conversion.

(f)
Comparable store sales for 2008 include sales for stores acquired in the CSK acquisition. Comparable store sales for stores operating on O’Reilly systems open at least one year increased 2.4% for the year ended December 31, 2008. Comparable store sales for stores operating on the legacy CSK system open at least one year decreased 1.7% for the portion of CSK’s sales in 2008 since the July 11, 2008, acquisition.

(g)
Certain prior period amounts have been reclassified to conform to current period presentation, due to the Company’s adoption of new accounting standards during the fourth quarter ended December 31, 2015. See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the annual report on Form 10-K for the year ended December 31, 2015.

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

•	an overview of the key drivers of the automotive aftermarket industry;

•	key events and recent developments within our company;

•	our results of operations for the years ended December 31, 2016, 2015 and 2014;

•	our liquidity and capital resources;

•	any contractual obligations, to which we are committed;

•	any off-balance sheet arrangements we utilize;

•	our critical accounting estimates;

•	the inflation and seasonality of our business;

•	our quarterly results for the years ended December 31, 2016, and 2015; and

•	recent accounting pronouncements that may affect our Company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information, forward-looking statements and other risk factors included elsewhere in this annual report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the economy in general, inflation, product demand, the market for auto parts, competition, weather, risks associated with the performance of acquired businesses, our ability to hire and retain qualified employees, consumer debt levels, our increased debt levels, credit ratings on public debt, governmental regulations, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of this annual report on Form 10-K for the year ended December 31, 2016, for additional factors that could materially affect our financial performance. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States. We are one of the largest U.S. automotive aftermarket specialty retailers, selling our products to both do-it-yourself (“DIY”) customers and professional service providers – our “dual market strategy.” Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items, accessories, a complete line of auto body paint and related materials, automotive tools and professional service provider service equipment. Our extensive product line includes an assortment of products that are differentiated by quality and price for most of the product lines we offer. For many of our product offerings, this quality differentiation reflects “good,” “better,” and “best” alternatives. Our sales and total gross margin dollars are highest for the “best” quality category of products. Consumers’ willingness to select products at a higher point on the value spectrum is a driver of sales and profitability in our industry. Our stores also offer enhanced services and programs to our customers, including used oil, oil filter and battery recycling; battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops. As of December 31, 2016, we operated 4,829 stores in 47 states.

Operating within the retail industry, we are influenced by a number of general macroeconomic factors including, but not limited to, fuel costs, unemployment rates, consumer preferences and spending habits, and competition. We have ongoing initiatives aimed at tailoring our product offering to adjust to customers’ changing preferences, and we also have initiatives focused on marketing and training to educate customers on the advantages of ongoing vehicle maintenance, as well as “purchasing up” on the value spectrum.

We believe the key drivers of current and future demand of the products sold within the automotive aftermarket include the number of U.S. miles driven, number of U.S. registered vehicles, new light vehicle registrations, average vehicle age and unemployment.

•
Number of Miles Driven – The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket. In total, vehicles in the U.S. are driven approximately 3 trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation. According to the Department of Transportation, the number of total miles driven in the U.S. increased 2.8%, 3.5% and 1.7% in 2016, 2015 and 2014, respectively, and we expect to continue to see modest improvements in total miles driven in the U.S., supported by an increasing number of registered vehicles on the road, resulting in continued demand for automotive aftermarket products.

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age – The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by The Auto Care Association, the total number of registered vehicles increased 6% from 2005 to 2015, bringing the number of light vehicles on the road to 258 million by the end of 2015. For the year ended December 31, 2016, the seasonally adjusted annual rate of light vehicles sales in the U.S. (“SAAR”) was approximately 18.3 million, contributing to the continued growth in the total number of registered vehicles on the road. In the past decade, vehicle scrappage rates have remained relatively stable, ranging from 4.4% to 5.7% annually. As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 22%, from 9.4 years in 2005 to 11.5 years in 2015. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment – Unemployment, underemployment, the threat of future joblessness and the uncertainty surrounding the overall economic health of the U.S. have a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment have historically impeded the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. As of December 31, 2015, the U.S. unemployment rate was 5.0%, and as of December 31, 2016, the U.S. unemployment rate decreased to 4.7%. We believe, total employment should remain at healthy levels with marginal improvements, and we would expect to see an increase in commuter traffic with a growing work force, further aiding the positive trend of growth of total miles driven in the U.S. and demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

KEY EVENTS AND RECENT DEVELOPMENTS

Several key events have had or may have a significant impact on our operations and are identified below:

•
Under the Company’s share repurchase program, as approved by our Board of Directors in January of 2011, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 10, 2016, May 27, 2016, and November 16, 2016, our Board of Directors each time approved a resolution to increase the authorization amount under our share repurchase program by an additional $750 million, resulting in a cumulative authorization amount of $7.75 billion. Each additional authorization is effective for a three-year period, beginning on its respective announcement date. As of February 28, 2017, we had repurchased approximately 58.4 million shares of our common stock at an aggregate cost of $7.25 billion under this program.

•
On March 8, 2016, we issued $500 million aggregate principal amount of unsecured 3.550% Senior Notes due 2026 (“3.550% Senior Notes due 2026”) at a price to the public of 99.832% of their face value with United Missouri Bank, N.A. as trustee. Interest on the 3.550% Senior Notes due 2026 is payable on March 15 and September 15 of each year, which began with the first interest payment on September 15, 2016, and is computed on the basis of a 360-day year.

•
At the close of business on December 1, 2016, we completed an asset purchase of Bond Auto Parts (“Bond”), a large, privately held automotive parts supplier operating 48 stores throughout Vermont, New Hampshire, Massachusetts and New York.

RESULTS OF OPERATIONS

The following table includes income statement data as a percentage of sales for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
Sales	100.0%	100.0%	100.0%
Cost of goods sold, including warehouse and distribution expenses	47.5	47.7	48.6
Gross profit	52.5	52.3	51.4
Selling, general and administrative expenses	32.7	33.2	33.8
Operating income (1)	19.8	19.0	17.6
Interest expense	(0.8)	(0.7)	(0.7)
Interest income	0.1	—	—
Income before income taxes	19.1	18.3	16.9
Provision for income taxes	7.0	6.6	6.1
Net income	12.1%	11.7%	10.8%

(1)	Each percentage of sales amount is computed independently and may not compute to presented totals.

2016 Compared to 2015

Sales:
Sales for the year ended December 31, 2016, increased $626 million to $8.59 billion from $7.97 billion for the same period one year ago, representing an increase of 8%. Comparable store sales for stores open at least one year increased 4.8% and 7.5% for the years ended December 31, 2016 and 2015, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to Team Members and sales from Leap Day during the year ended December 31, 2016.

The following table presents the components of the increase in sales for the year ended December 31, 2016 (in millions):

Increase in Sales for the Year Ended December 31, 2016, Compared to the Same Period in 2015
Store sales:
Comparable store sales	$375
Non-comparable store sales:
Sales for stores opened throughout 2015, excluding stores open at least one year that are included in comparable store sales	115
Sales for stores opened throughout 2016 and sales from acquired Bond stores	106
Sales from Leap Day	24
Sales in 2015 for stores that have closed	(4)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	10
Total increase in sales	$626

We believe the increased sales achieved by our stores were the result of store growth, sales from one additional day due to Leap Day for the year ended December 31, 2016, sales from the acquired 48 Bond stores, the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory in our regional distribution centers, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.

Our comparable store sales increase for the year ended December 31, 2016, was driven by increases in average ticket values and customer transaction counts from both our DIY and professional service provider customers. The improvement in average ticket values was the result of the increasing complexity and cost of replacement parts necessary to maintain the current population of better engineered and more technically advanced vehicles. These better engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time. This decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values. Customer transaction counts for both DIY and professional service provider customers increased for the year ended December 31, 2016, despite the added pressure from the better engineered, more technically advance vehicles requiring less frequent repairs. The increase in customer transaction counts was supported by an increase in miles driven, and the corresponding increase in vehicle maintenance, lower year-over-year gas prices and decreasing unemployment levels, creating an overall positive macroeconomic environment. The increase in our DIY customer transaction counts benefited from our continued focus on ensuring our stores are staffed with knowledgeable parts professionals to assist our DIY customers during high DIY traffic periods, such as nights and weekends. The increase in our professional service provider customer transaction counts benefited from the continued growth of our less mature markets and our better parts and service availability.

We opened 210 net, new stores and acquired 48 Bond stores during the year ended December 31, 2016, compared to opening 205 net, new stores for the year ended December 31, 2015. As of December 31, 2016, we operated 4,829 stores in 47 states compared to 4,571 stores in 44 states at December 31, 2015. We anticipate new store growth will be 190 net, new store openings in 2017, slightly below the 2016 net, new store openings, due to the resources necessary to convert the acquired 48 Bond stores to our systems, inventory selection and décor packages during 2017.

Gross profit:
Gross profit for the year ended December 31, 2016, increased to $4.51 billion (or 52.5% of sales) from $4.16 billion (or 52.3% of sales) for the same period one year ago, representing an increase of 8%. The increase in gross profit dollars for the year ended December 31, 2016, was primarily a result of the increase in comparable store sales at existing stores, sales from new stores and one additional day due to Leap Day. The increase in gross profit as a percentage of sales for the year ended December 31, 2016, was primarily due to product acquisition cost improvements, partially offset by a larger non-cash last-in, first-out (“LIFO”) impact. Product acquisition cost improvements are the result of our ongoing negotiations with our suppliers to improve our inventory purchase costs based on our increasing scale. The non-cash LIFO impact is the result of these continued product acquisition cost reductions, and due to these reductions, we fully depleted our LIFO reserve in 2013. Our policy is to not write up inventory in excess of replacement cost, and accordingly, we are effectively valuing our inventory at replacement cost. During the years ended December 31, 2016 and 2015, our LIFO costs were written down by approximately $49 million and $28 million, respectively, to reflect replacement cost.

Selling, general and administrative expenses:
Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2016, increased to $2.81 billion (or 32.7% of sales) from $2.65 billion (or 33.2% of sales) for the same period one year ago, representing an increase of 6%. The increase in total SG&A dollars for the year ended December 31, 2016, was primarily the result of additional Team Members, facilities and vehicles to support our increased sales and store count and one additional day due to Leap Day. The decrease in SG&A as a percentage of sales for the year ended December 31, 2016, was primarily the result of increased leverage of store occupancy costs on comparable store sales growth and a $19 million litigation loss charge in the prior year, resulting from an adverse verdict in a contract dispute with a former service provider.

Operating income:
As a result of the impacts discussed above, operating income for the year ended December 31, 2016, increased to $1.70 billion (or 19.8% of sales) from $1.51 billion (or 19.0% of sales) for the same period one year ago, representing an increase of 12%.

Other income and expense:
Total other expense for the year ended December 31, 2016, increased to $62 million (or 0.7% of sales), from $54 million (or 0.7% of sales) for the same period one year ago, representing an increase of 16%. The increase in total other expense for the year ended December 31, 2016, was primarily the result of increased interest expense on higher average outstanding borrowings and increased amortization of debt issuance costs, partially offset by an increase in the value of our trading securities. For additional information concerning our trading securities, see Notes to Consolidated Financial Statements in this annual report on Form 10-K.

Income taxes:
Our provision for income taxes for the year ended December 31, 2016, increased to $600 million (36.6% effective tax rate) from $529 million (36.2% effective tax rate) for the same period one year ago, representing an increase of 13%. The increase in our provision for income taxes for the year ended December 31, 2016, was the result of higher taxable income in 2016, primarily driven by our strong operating results, and higher effective tax rates. The increase in our effective tax rate for the year ended December 31, 2016, was primarily due to a larger amount of favorable resolutions of historical tax matters in 2015, compared to 2016, and a smaller benefit in 2016 from the realization of employment tax credits.

Net income:
As a result of the impacts discussed above, net income for the year ended December 31, 2016, increased to $1.04 billion (or 12.1% of sales), from $931 million (or 11.7% of sales) for the same period one year ago, representing an increase of 11%.

Earnings per share:
Our diluted earnings per common share for the year ended December 31, 2016, increased 17% to $10.73 on 97 million shares from $9.17 on 102 million shares for the same period one year ago.

2015 Compared to 2014

Sales:
Sales for the year ended December 31, 2015, increased $751 million to $7.97 billion from $7.22 billion for the same period one year prior, representing an increase of 10%. Comparable store sales for stores open at least one year increased 7.5% and 6.0% for the years ended December 31, 2015 and 2014, respectively. Comparable store sales were calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members.

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

We believe the increased sales achieved by our stores were the result of store growth, and the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory in our regional distribution centers, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our focus on serving both DIY and professional service provider customers.

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

Gross profit:
Gross profit for the year ended December 31, 2015, increased to $4.16 billion (or 52.3% of sales) from $3.71 billion (or 51.4% of sales) for the same period one year prior, representing an increase of 12%. The increase in gross profit dollars for the year ended December 31, 2015, was primarily a result of the increase in comparable store sales at existing stores and sales from new stores. The increase in gross profit as a percentage of sales for the year ended December 31, 2015, was primarily due to product acquisition cost improvements, a smaller non-cash negative LIFO impact and distribution system efficiencies. Acquisition cost improvements are the result of our ongoing negotiations with our suppliers to improve our inventory purchase costs based on our increasing scale. The non-cash negative LIFO impact is the result of our continued product acquisition cost reductions, and due to these acquisition cost reductions, we fully depleted our LIFO reserve in 2013. Our policy is to not write up inventory in excess of replacement cost, and accordingly, we were effectively valuing our inventory at replacement cost. During the years ended December 31, 2015 and 2014, our LIFO costs were written down by approximately $28 million and $41 million, respectively, to reflect replacement cost. Distribution system efficiencies are the result of leverage on our increased sales volumes and lower fuel costs.

Selling, general and administrative expenses:
SG&A for the year ended December 31, 2015, increased to $2.65 billion (or 33.2% of sales) from $2.44 billion (or 33.8% of sales) for the same period one year prior, representing an increase of 9%. The increase in total SG&A dollars for the year ended December 31, 2015, was primarily the result of additional Team Members, facilities and vehicles to support our increased sales and store count and a $19 million litigation loss charge from an adverse verdict in a contract dispute with a former service provider. The decrease in SG&A as a percentage of sales for the year ended December 31, 2015, was primarily the result of increased leverage of store occupancy costs on strong comparable store sales results.

Operating income:
As a result of the impacts discussed above, operating income for the year ended December 31, 2015, increased to $1.51 billion (or 19.0% of sales) from $1.27 billion (or 17.6% of sales) for the same period one year prior, representing an increase of 19%.

Other income and expense:
Total other expense for the year ended December 31, 2015, increased to $54 million (or 0.7% of sales), from $48 million (or 0.7% of sales) for the same period one year prior, representing an increase of 11%. The increase in total other expense for the year ended December 31, 2015, was primarily the result of a decrease in the amount of capitalized interest in 2015, as compared to the same period in 2014.

Income taxes:
Our provision for income taxes for the year ended December 31, 2015, increased to $529 million (36.2% effective tax rate) from $444 million (36.3% effective tax rate) for the same period one year prior, representing an increase of 19%. The increase in our provision for income taxes for the year ended December 31, 2015, was the result of higher taxable income in 2015, driven by our strong operating results. The decrease in our effective tax rate for the year ended December 31, 2015, was primarily due to the non-typical favorable tax reserve adjustment, which was related to historical tax positions due to a previous acquisition, partially offset by a decreased benefit in 2015 from the realization of employment tax credits.

Net income:
As a result of the impacts discussed above, net income for the year ended December 31, 2015, increased to $931 million (or 11.7% of sales), from $778 million (or 10.8% of sales) for the same period one year prior, representing an increase of 20%.

Earnings per share:
Our diluted earnings per common share for the year ended December 31, 2015, increased 25% to $9.17 on 102 million shares from $7.34 on 106 million shares for the same period one year prior.

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

Liquidity and related ratios:
The following table highlights our liquidity and related ratios as of December 31, 2016 and 2015 (dollars in millions):

	December 31,		Percentage Change
Liquidity and Related Ratios	2016	2015
Current assets	$3,258	$3,010	8.2%
Current liabilities	3,401	3,046	11.7%
Working capital (1)	(143)	(36)	(297.2)%
Total debt	1,887	1,390	35.8%
Total equity	$1,627	$1,961	(17.0)%
Debt to equity (2)	1.16:1	0.71:1	63.4%

(1)	Working capital is calculated as current assets less current liabilities.

(2)	Debt to equity is calculated as total debt divided by total equity.

Current assets increased 8%, current liabilities increased 12%, total debt increased 36% and total equity decreased 17% from 2015 to 2016. The increase in current assets was primarily due to the increase in inventory, resulting from the opening of 210 net, new stores and acquiring 48 Bond stores in 2016. The increase in current liabilities was primarily due to the increase in accounts payable, resulting from inventory growth related to new store openings supported in part by our suppliers and additional supplier participation in our supplier financing program during the year. Our accounts payable to inventory ratio was 105.7% as of December 31, 2016, as compared to 99.1% in the prior year. The increase in total debt was attributable to the issuance of $500 million of 3.550% Senior Notes due 2026. The decrease in total equity resulted from the impact of share repurchase activity, under our share repurchase program, on additional paid-in-capital and retained earnings, partially offset by an increase in retained earnings from strong net income for the year.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Year Ended December 31,
Liquidity	2016	2015	2014
Total cash provided by/(used in):
Operating activities	$1,454,167	$1,281,476	$1,190,430
Investing activities	(529,096)	(407,188)	(423,402)
Financing activities	(894,774)	(1,008,547)	(747,786)
Net increase (decrease) in cash and cash equivalents	$30,297	$(134,259)	$19,242

Capital expenditures	$476,344	$414,020	$429,987
Free cash flow (1)	977,823	867,456	760,443

(1)	Calculated as net cash provided by operating activities, less capital expenditures for the period.

Operating activities:
The increase in net cash provided by operating activities in 2016 compared to 2015 was primarily due to an increase in net income and a greater decrease in net inventory investment, partially offset by a decrease in income taxes payable. Net inventory investment reflects our investment in inventory, net of the amount of accounts payable to suppliers. Our accounts payable to inventory ratio was 105.7%, 99.1% and 94.6% as of December 31, 2016, 2015 and 2014, respectively. The larger increase in our accounts payable to inventory ratio in 2016 was primarily attributable to incrementally better terms from our suppliers and additional suppliers participating in our supplier financing programs. The decrease from income taxes payable in 2016, compared to the increase in income taxes payable in 2015, was primarily the result of a prepaid income taxes position at the end of 2016, versus an income taxes payable position at the end of 2015.

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

Investing activities:
The increase in net cash used in investing activities in 2016 compared to 2015 was primarily the result of an increase in capital expenditures and other investing activities in 2016. Total capital expenditures were $476 million and $414 million in 2016 and 2015, respectively, and the increase was primarily related to the timing of property acquisitions, closings and construction costs for new stores and our distribution expansion projects during 2016, as compared to 2015. The increase in other investing activities was primarily due to small acquisitions during 2016.

The increase in net cash used in investing activities in 2015 compared to 2014 was primarily the result of a decrease in capital expenditures. Total capital expenditures were $414 million and $430 million in 2015 and 2014, respectively, and the decrease was primarily related to the construction of additional distribution facilities in 2014 to support our ongoing store growth, partially offset by an increase in the number of new store openings in 2015.

We opened 210, 205, and 200 net, new stores in 2016, 2015 and 2014, respectively, and acquired 48 Bond stores in 2016. We plan to open 190 net, new stores in 2017. The current costs associated with the opening of a new store, including the cost of land acquisition, building improvements, fixtures, vehicles, net inventory investment and computer equipment, are estimated to average approximately $1.5 million to $1.8 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site.

Financing activities:
The decrease in net cash used in financing activities during 2016 compared to 2015 was primarily attributable to net proceeds from the issuance of long-term debt during 2016, partially offset by a greater impact from the repurchases of our common stock under our share repurchase program during 2016.

The increase in net cash used in financing activities during 2015 compared to 2014 was primarily attributable to a greater impact from the repurchases of our common stock under our share repurchase program during 2015.

Unsecured revolving credit facility:
On January 14, 2011, we entered into a credit agreement, as amended by Amendment No. 1 dated as of September 9, 2011, as further amended by Amendment No. 2 dated as of July 2, 2013, and as further amended by Amendment No. 3 dated as of June 18, 2015 (the “Credit Agreement”). The Credit Agreement provides for a $600 million unsecured revolving credit facility (the “Revolving Credit Facility”) arranged by Bank of America, N.A., which is scheduled to mature in July 2018. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings. As described in the Credit Agreement governing the Revolving Credit Facility, we may, from time to time subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million.

As of December 31, 2016 and 2015, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $39 million and $38 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts. As of December 31, 2016 and 2015, we had no outstanding borrowings under the Revolving Credit Facility.

Senior Notes:
On March 8, 2016, we issued $500 million aggregate principal amount of unsecured 3.550% Senior Notes due 2026 (“3.550% Senior Notes due 2026”) at a price to the public of 99.832% of their face value with United Missouri Bank, N.A. (“UMB”) as trustee. Interest on the 3.550% Senior Notes due 2026 is payable on March 15 and September 15 of each year, which began with the first interest payment on September 15, 2016, and is computed on the basis of a 360-day year.

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

Debt covenants:
The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) create certain liens on assets to secure certain debt; (ii) enter into certain sale and leaseback transactions; and (iii) merge or consolidate with another company or transfer all or substantially all of our or its property, in each case as set forth in the indentures. These covenants are, however, subject to a number of important limitations and exceptions. As of December 31, 2016, we were in compliance with the covenants applicable to our senior notes.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50 times and a maximum consolidated leverage ratio of 3.00 times. The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense (“EBITDAR”). Fixed charges include interest expense, capitalized interest and rent expense. The consolidated leverage ratio includes a calculation of adjusted debt to EBITDAR. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from our lenders. We had a consolidated fixed charge coverage ratio of 6.15 times and 5.99 times as of December 31, 2016 and 2015, respectively, and a consolidated leverage ratio of 1.63 times and 1.52 times as of December 31, 2016 and 2015, respectively, remaining in compliance with all covenants related to the borrowing arrangements. Under our current financing plan, we have targeted an adjusted debt to EBITDAR ratio range of 2.00 times to 2.25 times.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the years ended December 31, 2016 and 2015 (dollars in thousands):

	For the Year Ended December 31,
	2016	2015
GAAP net income	$1,037,691	$931,216
Add: Interest expense	70,931	57,129
Rent expense	283,253	273,259
Provision for income taxes	599,500	529,150
Depreciation expense	217,009	203,388
Amortization expense	857	6,868
Non-cash share-based compensation	18,859	21,899
Non-GAAP EBITDAR	$2,228,100	$2,022,909

Interest expense	$70,931	$57,129
Capitalized interest	7,933	7,423
Rent expense	283,253	273,259
Total fixed charges	$362,117	$337,811

Consolidated fixed charge coverage ratio	6.15	5.99

GAAP debt	$1,887,019	$1,390,018
Add: Stand-by letters of credit	38,680	37,536
Discount on senior notes	3,149	2,877
Debt issuance costs	9,832	7,105
Six-times rent expense	1,699,518	1,639,554
Non-GAAP adjusted debt	$3,638,198	$3,077,090

Consolidated leverage ratio	1.63	1.52

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

Share repurchase program:
In January of 2011, our Board of Directors approved a share repurchase program. Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 10, 2016, May 27, 2016, and November 16, 2016, our Board of Directors each time approved a resolution to increase the authorization amount under our share repurchase program by an additional $750 million, resulting in a cumulative authorization amount of $7.75 billion. Each additional authorization is effective for a three-year period, beginning on its respective announcement date.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program (in thousands, except per share data):

	For the Year Ended December 31,
	2016	2015
Shares repurchased	5,698	4,901
Average price per share	$264.21	$231.81
Total investment	$1,505,371	$1,136,139

As of December 31, 2016, we had $888 million remaining under our share repurchase program. Subsequent to the end of the year and through February 28, 2017, we repurchased an additional 1.4 million shares of our common stock under our share repurchase program, at an average price of $267.32, for a total investment of $388 million. We have repurchased a total of 58 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through February 28, 2017, at an average price of $124.14 for a total aggregate investment of $7.25 billion. As of February 28, 2017, we had approximately $500 million remaining under our share repurchase program.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2016, included commitments for short and long-term debt arrangements, interest payments related to long-term debt, future payments under non-cancelable lease arrangements, self-insurance reserves, purchase obligations for construction contract commitments and other long-term liabilities, which are identified in the table below and are fully disclosed in Note 6 “Leasing,” Note 9 “Share-Based Compensation and Benefit Plans” and Note 10 “Commitments” to the Consolidated Financial Statements. We expect to fund these commitments primarily with operating cash flows expected to be generated in the normal course of business or through borrowings under our Revolving Credit Facility.

Deferred income taxes, as well as commitments with various suppliers for the purchase of inventory, are not reflected in the table below due to the absence of scheduled maturities, the nature of the account or the commitment’s cancellation terms. Due to the absence of scheduled maturities, the timing of certain of these payments cannot be determined, except for amounts estimated to be payable in 2017, which are included in “Current liabilities” on our Consolidated Balance Sheets.

We record a reserve for potential liabilities related to uncertain tax positions, including estimated interest and penalties, which are fully disclosed in Note 12 “Income Taxes” to the Consolidated Financial Statements. These estimates are not included in the table below because the timing related to the ultimate resolution or settlement of these positions cannot be determined. As of December 31, 2016, we recorded a net liability of $41 million related to these uncertain tax positions on our Consolidated Balance Sheets, all of which was included as a component of “Other liabilities.”

We record a reserve for the projected obligation related to future payments under the Company’s nonqualified deferred compensation plan, which is fully disclosed in Note 9 “Share-Based Compensation and Benefit Plans” to the Consolidated Financial Statements. This

estimate is not included in the table below because the timing related to the ultimate payment cannot be determined. As of December 31, 2016, we recorded a liability of $20 million related to this uncertain liability on our Consolidated Balance Sheets, all of which was included as a component of “Other liabilities.”

The following table identifies the estimated payments of the Company’s contractual obligations as of December 31, 2016 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Before 1 Year	Years 1 and 2	Years 3 and 4	Years 5 and Over
Long-term debt principal and interest payments (1)	$2,390,661	$78,950	$157,900	$945,713	$1,208,098
Future minimum lease payments under operating leases (2)	2,256,668	276,178	514,290	428,098	1,038,102
Self-insurance reserves (3)	138,687	67,921	44,498	16,881	9,387
Construction commitments	79,618	79,618	—	—	—
Total contractual cash obligations	$4,865,634	$502,667	$716,688	$1,390,692	$2,255,587

(1)
Our Revolving Credit Facility, which has a maximum aggregate commitment of $600 million and matures in July 2018, bears interest (other than swing line loans), at our option, at either the Base Rate or Eurodollar Rate (both as defined in the agreement) plus a margin, that will vary from 0.875% to 1.250% in the case of loans bearing interest at the Eurodollar Rate and 0.000% to 0.250% in the case of loans bearing interest at the Base Rate, in each case based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions. Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin described above. In addition, we pay a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments, varying from 0.125% to 0.250% per annum based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions. Based on our current credit ratings, our margin for Base Rate loans was 0.000%, our margin for Eurodollar Rate loans was 0.875% and our facility fee was 0.125%. As of December 31, 2016, we had no outstanding borrowings under our Revolving Credit Facility.

(2)
The minimum lease payments above do not include certain tax, insurance and maintenance costs, which are also required contractual obligations under our operating leases but are generally not fixed and can fluctuate from year to year. These expenses historically average approximately 20% of the corresponding lease payments. See Note 6 “Leasing” to the Consolidated Financial Statements for further information on our operating leases.

(3)
We use various self-insurance mechanisms to provide for potential liabilities from workers’ compensation, vehicle and general liability, and employee health care benefits. The self-insurance reserves above are at the undiscounted obligation amount. The self-insurance reserves liabilities are recorded on our Consolidated Balance Sheets at our estimate of their net present value and do not have scheduled maturities; however, we can estimate the timing of future payments based upon historical patterns. See Note 10 “Commitments” to the Consolidated Financial Statements for further information on our self-insurance reserves.

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

We issue stand-by letters of credit provided by a $200 million sub limit under the Revolving Credit Facility that reduce our available borrowings under the Revolving Credit Facility. Those letters of credit are issued primarily to satisfy the requirements of workers’ compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance. Letters of credit totaling $39 million and $38 million were outstanding at December 31, 2016 and 2015, respectively.

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources. See “Contractual Obligations” section of Item 7 of this annual report on Form 10-K and Note 6 “Leasing” to the Consolidated Financial Statements for further information on our operating leases.

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

We also record a reserve to reduce the carrying value of our perpetual inventory to account for quantities in our perpetual records above the actual existing quantities on hand caused by unrecorded shrink. We estimate this reserve based on the results of our extensive and frequent cycle counting programs and periodic, full physical inventories. To the extent that our estimates do not accurately reflect the actual unrecorded inventory shrinkage, we could potentially experience a material impact to our inventory balances. We have historically been able to provide a timely and accurate measurement of shrink and have not experienced material adjustments to our estimates. If the shrink reserve changed 10% from the estimate that we recorded based on our historical experience at December 31, 2016, the financial impact would have been approximately $1 million or 0.1% of pretax income for the year ended December 31, 2016.

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

We review goodwill for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We have never recorded an impairment to goodwill. The process of evaluating goodwill for impairment involves the determination of the fair value of our Company using the market approach. Inherent in such fair value determinations are certain judgments and estimates, including estimates that incorporate assumptions marketplace participants would use in making their estimates of fair value. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, we will adjust the carrying value of these assets in the period in which the impairment occurs; however, we do not believe there has been any change of events or circumstances that would indicate that a reevaluation of goodwill is required as of December 31, 2016, nor do we believe goodwill is at risk of failing impairment testing. If the price of O’Reilly’s stock, which was a primary input used to determine our market capitalization during step one of goodwill impairment testing, changed by 10% from the value used during testing, the results and our conclusions would not have changed and no further steps would have been required.

Supplier Concessions:
We receive concessions from our suppliers through a variety of programs and arrangements, including co-operative advertising, allowances for warranties, merchandise allowances and volume purchase rebates. Co-operative advertising allowances that are incremental to our advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred. All other material supplier concessions are recognized as a reduction to the cost of sales. Amounts receivable from suppliers also include amounts due to us relating to supplier purchases and product returns. Management regularly reviews amounts receivable from suppliers and assesses the need for a reserve for uncollectible amounts based on our evaluation of our suppliers’ financial position and corresponding ability to meet their financial obligations. Based on our historical results and current assessment, we have not recorded a reserve for uncollectible amounts in our consolidated financial statements, and we do not believe there is a reasonable likelihood that our ability to collect these amounts will differ from our expectations. The eventual ability of our suppliers to pay us the obliged amounts could differ from our assumptions and estimates, and we may be exposed to losses or gains that could be material.

Warranty Reserves:
We offer warranties on certain merchandise we sell with warranty periods ranging from 30 days to limited lifetime warranties. The risk of loss arising from warranty claims is typically the obligation of our suppliers. Certain suppliers provide upfront allowances to us in lieu of accepting the obligation for warranty claims. For this merchandise, when sold, we bear the risk of loss associated with the cost of warranty claims. Differences between supplier allowances received in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to the cost of sales. Estimated warranty costs, which are recorded as obligations at the time of sale, are based on the historical failure rate of each individual product line. Our historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims. If warranty reserves were changed 10% from our estimated reserves at December 31, 2016, the financial impact would have been approximately $4 million or 0.2% of pretax income for the year ended December 31, 2016.

Self-Insurance Reserves:
We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities from workers’ compensation, general liability, vehicle liability, property loss, and Team Member health care benefits. With the exception of certain Team Member health care benefit liabilities, employment related claims and litigation, certain commercial litigation and certain regulatory matters, we obtain third-party insurance coverage to limit our exposure for any individual workers’ compensation, general liability, vehicle liability or property loss claim. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, growth patterns and exposure forecasts. The assumptions made by management as they relate to each of these factors represent our judgment as to the most probable cumulative impact of each factor to our future obligations. Our calculation of self-insurance liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date, and the application of alternative assumptions could result in a different estimate of these liabilities. Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains. As we obtain additional information that affects the assumptions and estimates we used to recognize liabilities for claims incurred in prior accounting periods, we adjust our self-insurance liabilities to reflect the revised estimates based on this additional information. These liabilities are recorded at our estimate of their net present value, using a credit-adjusted discount rate. These liabilities do not have scheduled maturities, but we can estimate the timing of future payments based upon historical patterns. We could apply alternative assumptions regarding the timing of payments or the applicable discount rate that could result in materially different estimates of the net present value of the liabilities. If self-insurance reserves were changed 10% from our estimated reserves at December 31, 2016, the financial impact would have been approximately $13 million or 0.8% of pretax income for the year ended December 31, 2016.

Legal Reserves:
We maintain reserves for expenses associated with litigation, for which O’Reilly is currently involved. We are currently involved in litigation incidental to the ordinary conduct of our business. Management, with the assistance of outside legal counsel, must make estimates of potential legal obligations and possible liabilities arising from such litigation and records reserves for these expenditures. If legal reserves were changed 10% from our estimated reserves at December 31, 2016, the financial impact would have been approximately $4 million or 0.2% of pretax income for the year ended December 31, 2016.

Taxes:
We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We regularly review our potential tax liabilities for tax years subject to audit. The amount of such liabilities is based on various factors, such as differing interpretations of tax regulations by the responsible tax authority, experience with previous tax audits and applicable tax law rulings. Changes in our tax liability may occur in the future as our assessments change based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations. In management’s opinion, adequate provisions for income taxes have been made for all years presented. The estimates of our potential tax liabilities contain uncertainties because management must use judgment to estimate the exposures associated with our various tax positions and actual results could differ from our estimates. Alternatively, we could have applied assumptions regarding the eventual outcome of the resolution of open tax positions that could differ from our current estimates but would still be reasonable given the nature of a particular position. While our estimates are subject to the uncertainty noted in the preceding discussion, our initial estimates of our potential tax liabilities have historically not been materially different from actual results, except in instances where we have reversed liabilities that were recorded for periods that were subsequently closed with the applicable taxing authority.

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

QUARTERLY RESULTS

The following tables set forth certain quarterly unaudited operating data for fiscal years ended December 31, 2016 and 2015. The unaudited quarterly information includes all adjustments, which management considers necessary for a fair presentation of the information shown (in thousands, except per share and comparable store sales data):

	Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Comparable store sales	6.1%	4.3%	4.2%	4.8%
Sales	$2,096,150	$2,176,689	$2,220,955	$2,099,302
Gross profit	1,097,579	1,127,179	1,170,026	1,114,227
Operating income	418,626	425,061	447,809	407,710
Net income	255,374	257,794	278,493	246,030
Earnings per share – basic (1)	$2.63	$2.69	$2.93	$2.62
Earnings per share – assuming dilution (1)	$2.59	$2.65	$2.90	$2.59

	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Comparable store sales	7.2%	7.2%	7.9%	7.7%
Sales	$1,901,903	$2,035,518	$2,080,201	$1,949,052
Gross profit	986,959	1,058,791	1,089,254	1,027,639
Operating income	350,373	385,768	415,260	362,620
Net income	212,864	233,508	266,268	218,576
Earnings per share – basic (1)	$2.09	$2.32	$2.68	$2.22
Earnings per share – assuming dilution (1)	$2.06	$2.29	$2.64	$2.19

(1)	Earnings per share amounts are computed independently for each quarter and annual period. The quarterly earnings per share amounts may not sum to equal the full-year earnings per share amount.

The unaudited operating data presented above should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included therein.

RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under ASU 2014-09, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. ASU 2014-09 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August of 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), to defer the effective date of ASU 2014-09 by one year. For public companies, ASU 2015-14 changes ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. These ASUs can be adopted retrospectively or as a cumulative-effective adjustment at the date of adoption, with early adoption allowed, but not before December 15, 2016. We will adopt this guidance beginning with our first quarter ending March 31, 2018. We have established a task force, composed of multiple functional groups inside of the Company, that is currently in the process of evaluating critical components of this new guidance and the potential impact of the guidance on our financial position, results of operations and cash flows. Based on the preliminary work completed, we are considering the potential implications of the new standard on our recognition of customer related accounts receivable, warranty costs that are not the responsibility of our suppliers, the application of the Company’s retail O’Rewards loyalty program and all applicable financial statement disclosures required by the new guidance. At this time, the task force has not completed its evaluation of the impact or means of adoption.

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We will adopt this guidance beginning with our first quarter ending March 31, 2019. We have established a task force, composed of multiple functional groups inside of the Company, that is currently in the process of evaluating critical components this new guidance and the potential impact of the guidance on our financial position, results of operations and cash flows. Based on the preliminary work completed, we are considering the potential implications of the new standard on determining the discount rate to be used in valuing new and existing leases, the treatment of existing favorable and unfavorable lease agreements acquired in connection with previous acquisitions, procedural and operational changes that may be necessary to comply with the provisions of the guidance and all applicable financial statement disclosures required by the guidance, all of which are areas that could potentially be impacted by adoption of the guidance. At this time, the task force has not completed its full evaluation; however, we believe the adoption of the new guidance will have a material impact on the total assets and total liabilities reported on our consolidated balance sheets.

In March of 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”). ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to the economic characteristics and risks of the debt hosts and requires entities to solely use the four-step decision sequence, which is already in existence, when assessing the embedded call or put options. For public companies, ASU 2016-06 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and can be adopted on a modified retrospective basis, with early adoption permitted. We will adopt this guidance beginning with our first quarter ending March 31, 2017. The application of this new guidance is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

In March of 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, several aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, were simplified. For public companies, ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. ASU 2016-09 includes various adoption methods, depending on the guidance being adopted; amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method, while the amendments related to the presentation of employee taxes paid on the statement of cash flows should be applied retrospectively, the amendments requiring recognition of excess tax benefits and deficiencies in the income statement should be applied prospectively, and amendments related to the presentation of excess tax benefits on the statement of cash flows should be applied either prospectively or retrospectively. We will adopt this guidance beginning with our first quarter ending March 31, 2017. We are in the process of evaluating the future impact this new guidance will have on our consolidated financial position, results of operations and cash flows, as well as which method of adoption is most appropriate. At this time, we anticipate the adoption of the new guidance will prospectively impact our reported provision for income taxes, net income, weighted-average common shares outstanding - assuming dilution and earnings per share - assuming dilution, as well as retrospectively and prospectively impact our reported net cash provided by/used in operating activities and net cash provided by/used in financing activities.

In June of 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Under ASU 2016-13, businesses and other organizations are required to present financial assets, measured at amortized costs basis, at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis, such as trade receivables. The measurement of expected credit loss will be based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. For public companies, ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We will adopt this guidance beginning with our first quarter ending March 31, 2020. The application of this new guidance is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

In August of 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice for eight specific parts on cash flow statement presentation and classification: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance (COLI) policies; distributions received from equity method investments; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. For public companies, ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and requires retrospective adoption, with early adoption permitted. We will adopt this guidance beginning with our first quarter ending March 31, 2018. The application of this new guidance is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

In January of 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 revises the definition of a business in the Accounting Standards Codification and clarifies the guidance for determining whether the purchase or disposal of an asset or group of assets qualifies as the purchase or disposal of a business. For public companies, ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and requires prospective adoption, with early adoption permitted with certain conditions. We will adopt this guidance beginning with our first quarter ending March 31, 2018. The application of this new guidance is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

In January of 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates the second step in the previous process for goodwill impairment testing; instead the test is now a one-step process that calls for goodwill impairment loss to be measured as the excess of the reporting unit’s carrying amount over its fair value. For public companies, ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, and requires prospective adoption, with early adoption after January 1, 2017. We will adopt this guidance beginning with our first quarter ending March 31, 2019. The application of this new guidance is not expected to have a material impact on our consolidated financial condition, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Unless otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” or “O’Reilly,” refer to O’Reilly Automotive, Inc. and its subsidiaries.

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. As of December 31, 2016, we had no outstanding borrowings under our Revolving Credit Facility.

We had outstanding fixed rate debt of $1.90 billion and $1.40 billion as of December 31, 2016 and 2015, respectively. The fair value of our fixed rate debt was estimated at $1.98 billion and $1.47 billion as of December 31, 2016 and 2015, respectively, which was determined by reference to quoted market prices.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of December 31, 2016, our cash and cash equivalents totaled $147 million.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on this assessment, management believes that as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report, which is included herein.

/s/	Greg L. Henslee	/s/	Thomas McFall
Greg L. Henslee		Thomas McFall
Chief Executive Officer		Executive Vice President of Finance &
February 28, 2017		Chief Financial Officer
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O’Reilly Automotive, Inc. and Subsidiaries

We have audited O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). O’Reilly Automotive, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, O’Reilly Automotive, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, of O’Reilly Automotive, Inc. and Subsidiaries and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of O’Reilly Automotive, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O’Reilly Automotive, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 28, 2017

Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$146,598	$116,301
Accounts receivable, less allowance for doubtful accounts $12,040 in 2016 and $9,637 in 2015	197,274	161,078
Amounts receivable from suppliers	82,105	72,609
Inventory	2,778,976	2,631,015
Other current assets	53,022	29,023
Total current assets	3,257,975	3,010,026

Property and equipment, at cost	4,832,342	4,372,250
Less: accumulated depreciation and amortization	1,708,911	1,510,694
Net property and equipment	3,123,431	2,861,556

Notes receivable, less current portion	—	13,219
Goodwill	785,399	757,142
Other assets, net	37,384	34,741
Total assets	$7,204,189	$6,676,684

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,936,656	$2,608,231
Self-insurance reserves	67,921	72,741
Accrued payroll	71,717	59,101
Accrued benefits and withholdings	74,454	72,203
Income taxes payable	—	1,444
Other current liabilities	249,901	232,678
Total current liabilities	3,400,649	3,046,398

Long-term debt	1,887,019	1,390,018
Deferred income taxes	90,166	79,772
Other liabilities	199,219	199,182

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 5,000,000
Issued and outstanding shares - none	—	—
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
92,851,815 as of December 31, 2016, and
97,737,171 as of December 31, 2015	929	977
Additional paid-in capital	1,336,707	1,281,497
Retained earnings	289,500	678,840
Total shareholders’ equity	1,627,136	1,961,314

Total liabilities and shareholders’ equity	$7,204,189	$6,676,684

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Income
(In thousands, except per share data)

	For the Year Ended December 31,
	2016	2015	2014
Sales	$8,593,096	$7,966,674	$7,216,081
Cost of goods sold, including warehouse and distribution expenses	4,084,085	3,804,031	3,507,180
Gross profit	4,509,011	4,162,643	3,708,901

Selling, general and administrative expenses	2,809,805	2,648,622	2,438,527
Operating income	1,699,206	1,514,021	1,270,374

Other income (expense):
Interest expense	(70,931)	(57,129)	(53,290)
Interest income	4,224	2,340	2,301
Other, net	4,692	1,134	2,797
Total other expense	(62,015)	(53,655)	(48,192)

Income before income taxes	1,637,191	1,460,366	1,222,182

Provision for income taxes	599,500	529,150	444,000
Net income	$1,037,691	$931,216	$778,182

Earnings per share-basic:
Earnings per share	$10.87	$9.32	$7.46
Weighted-average common shares outstanding – basic	95,447	99,965	104,262

Earnings per share-assuming dilution:
Earnings per share	$10.73	$9.17	$7.34
Weighted-average common shares outstanding – assuming dilution	96,720	101,514	106,041

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Par Value
Balance at December 31, 2013	105,940	$1,059	$1,118,929	$846,333	$1,966,321
Net income	—	—	—	778,182	778,182
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	86	1	11,180	—	11,181
Net issuance of common stock upon exercise of stock options	1,320	13	59,581	—	59,594
Excess tax benefit from share-based compensation	—	—	49,150	—	49,150
Share based compensation	—	—	20,474	—	20,474
Share repurchases, including fees	(5,743)	(57)	(64,385)	(802,042)	(866,484)
Balance at December 31, 2014	101,603	$1,016	$1,194,929	$822,473	$2,018,418
Net income	—	—	—	931,216	931,216
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	59	—	11,630	—	11,630
Net issuance of common stock upon exercise of stock options	976	10	52,901	—	52,911
Excess tax benefit from share-based compensation	—	—	63,078	—	63,078
Share based compensation	—	—	20,274	—	20,274
Share repurchases, including fees	(4,901)	(49)	(61,315)	(1,074,849)	(1,136,213)
Balance at December 31, 2015	97,737	$977	$1,281,497	$678,840	$1,961,314
Net income	—	—	—	1,037,691	1,037,691
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	56	1	12,613	—	12,614
Net issuance of common stock upon exercise of stock options	757	8	47,386	—	47,394
Excess tax benefit from share-based compensation	—	—	55,994	—	55,994
Share based compensation	—	—	17,566	—	17,566
Share repurchases, including fees	(5,698)	(57)	(78,349)	(1,427,031)	(1,505,437)
Balance at December 31, 2016	92,852	$929	$1,336,707	$289,500	$1,627,136

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$1,037,691	$931,216	$778,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	217,866	210,256	194,205
Amortization of debt discount and issuance costs	2,451	2,106	2,086
Excess tax benefit from share-based compensation	(55,994)	(63,078)	(49,150)
Deferred income taxes	10,394	(22,650)	1,487
Share-based compensation programs	18,859	21,899	23,095
Other	6,434	6,839	5,592
Changes in operating assets and liabilities:
Accounts receivable	(38,548)	(23,858)	(19,271)
Inventory	(119,270)	(76,226)	(179,742)
Accounts payable	322,427	191,064	360,646
Income taxes payable	26,880	81,617	32,158
Accrued payroll	12,616	(19,341)	12,923
Accrued benefits and withholdings	(808)	17,970	28,899
Other	13,169	23,662	(680)
Net cash provided by operating activities	1,454,167	1,281,476	1,190,430

Investing activities:
Purchases of property and equipment	(476,344)	(414,020)	(429,987)
Proceeds from sale of property and equipment	5,119	2,758	2,880
Payments received on notes receivable	1,047	4,074	3,705
Other	(58,918)	—	—
Net cash used in investing activities	(529,096)	(407,188)	(423,402)

Financing activities:
Proceeds from the issuance of long-term debt	499,160	—	—
Payment of debt issuance costs	(4,125)	—	—
Principal payments on capital leases	—	(25)	(72)
Repurchases of common stock	(1,505,437)	(1,136,213)	(866,484)
Excess tax benefit from share-based compensation	55,994	63,078	49,150
Net proceeds from issuance of common stock	59,634	64,613	69,620
Net cash used in financing activities	(894,774)	(1,008,547)	(747,786)

Net increase (decrease) in cash and cash equivalents	30,297	(134,259)	19,242
Cash and cash equivalents at beginning of the year	116,301	250,560	231,318
Cash and cash equivalents at end of the year	$146,598	$116,301	$250,560

Supplemental disclosures of cash flow information:
Income taxes paid	$569,677	$485,824	$416,458
Interest paid, net of capitalized interest	63,648	55,061	51,203

See accompanying Notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business:
O’Reilly Automotive, Inc. and its subsidiaries, collectively, “O’Reilly” or the “Company,” is a specialty retailer and supplier of automotive aftermarket parts. The Company’s stores carry an extensive product line, including new and remanufactured automotive hard parts, maintenance items and various automotive accessories. As of December 31, 2016, the Company owned and operated 4,829 stores in 47 states, servicing both do-it-yourself (“DIY”) and the professional service provider customers. The Company’s robust distribution system provides stores with same-day or overnight access to an extensive inventory of hard-to-find items not typically stocked in the stores of other auto parts retailers.

Segment reporting:
The Company is managed and operated by a single management team reporting to the chief operating decision maker. O’Reilly stores have similar characteristics, including the nature of the products and services, the type and class of customers and the methods used to distribute products and provide service to its customers and, as a whole, make up a single operating segment. The Company does not prepare discrete financial information with respect to product lines, types of customers or geographic locations and as such has one reportable segment.

Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Use of estimates:
The preparation of the consolidated financial statements, in conformity with United States generally accepted accounting principles (“GAAP”), requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash equivalents:
Cash equivalents include investments with maturities of 90 days or less on the date of purchase.

Accounts receivable:
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. Allowances for doubtful accounts are determined based on historical experience and an evaluation of the current composition of accounts receivable. Amounts due to the Company from its Team Members are included as a component of accounts receivable. These amounts consist primarily of purchases of merchandise on Team Member accounts. Accounts receivable due from Team Members was approximately $1.2 million and $1.1 million as of December 31, 2016 and 2015, respectively.

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

Amounts receivable from suppliers:
The Company receives concessions from its suppliers through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates and co-operative advertising. Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period, in which the advertising occurred. All other supplier concessions are recognized as a reduction to the cost of sales. Amounts receivable from suppliers also includes amounts due to the Company for changeover merchandise and product returns. The Company regularly reviews supplier receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s suppliers’ financial positions and corresponding abilities to meet financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the amounts receivable from suppliers and the Company did not record a reserve for uncollectable amounts from suppliers in the consolidated financial statements as of December 31, 2016 or 2015.

Inventory:
Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Inventory also includes capitalized costs related to procurement, warehousing and distribution centers (“DC”s). Cost has been determined using the last-in, first-out (“LIFO”) method, which more accurately matches costs with related revenues. Over time, as the Company’s merchandise inventory purchases have increased, the Company negotiated improved acquisition costs from its suppliers and the corresponding price deflation exhausted the Company’s LIFO reserve balance. The Company’s policy is to not write up the value of its inventory in excess of its replacement cost, and accordingly, the Company’s merchandise inventory has been effectively recorded at replacement cost since December 31, 2013. The replacement cost of inventory was $2.78 billion and $2.63 billion as of December 31, 2016 and 2015, respectively. LIFO costs exceeded replacement costs by $132.0 million and $85.9 million at December 31, 2016 and 2015, respectively.

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

See Note 2 for further information concerning the Company’s financial and non-financial assets and liabilities measured at fair value on a recurring and non-recurring basis.

Property and equipment:
Property and equipment are carried at cost. Depreciation is calculated using the straight-line method, generally over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the estimated economic life of the assets. The lease term includes renewal options determined by management at lease inception, for which failure to execute renewal options would result in a substantial economic penalty to the Company. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is recognized in the Company’s Consolidated Statements of Income. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

Notes receivable:
The Company had notes receivable from suppliers and other third parties in the amount of $17.3 million at December 31, 2015. The Company regularly reviews its notes receivable for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s borrowers’ financial positions and corresponding abilities to meet financial obligations. Management did not believe there was a reasonable likelihood that the Company would be unable to collect the notes receivable and the Company did not record a reserve for uncollectable notes receivable in the consolidated financial statements as of December 31, 2015. During the year ended December 31, 2016, the notes receivable from suppliers and other third parties were dissolved, in connection with new supplier contracts, and during the year ended December 31, 2016, no new notes receivable arrangements have been entered into.

Goodwill and other intangibles:
The accompanying Consolidated Balance Sheets at December 31, 2016 and 2015, include goodwill and other intangible assets recorded as the result of acquisitions. The Company reviews goodwill for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values, rather than systematically amortizing goodwill against earnings. During 2016 and 2015, the goodwill impairment test included a quantitative assessment, which compared the fair value of the reporting unit to its carrying amount, including goodwill. The Company operates as a single reporting unit, and the Company determined that its fair value exceeded its carrying value, including goodwill, as of December 31, 2016 and 2015; as such, no goodwill impairment adjustment was required as of December 31, 2016 and 2015. Finite-lived intangibles are carried at cost and amortization is calculated using the straight-line method, generally over the estimated useful lives of the intangibles.

Impairment of long-lived assets:
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset. If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount, by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not historically recorded any material impairment charges to its long-

lived assets and the Company did not record a material impairment charge to its long-lived assets during the year ended December 31, 2016 or 2015.

Valuation of investments:
The Company has an unsecured obligation to pay, in the future, the value of deferred compensation and a Company match relating to employee participation in the Company’s nonqualified deferred compensation plan (the “Deferred Compensation Plan”). See Note 9 for further information concerning the Company’s benefit plans. The future obligation is adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant. The Company invests in various marketable securities with the intention of selling these securities to fulfill its future obligations under the Deferred Compensation Plan. The investments in this plan were stated at fair value based on quoted market prices, were accounted for as trading securities and were included as a component of “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015. See Note 2 for further information concerning the fair value measurements of the Company’s marketable securities.

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

The following table identifies the components of the Company’s self-insurance reserves as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Self-insurance reserves (undiscounted)	$138,687	$141,173
Self-insurance reserves (discounted)	129,437	131,990

The current portion of the Company’s discounted self-insurance reserves totaled $67.9 million and $72.7 million as of December 31, 2016 and 2015, respectively, which was included in “Self-insurance reserves” on the accompanying Consolidate Balance Sheets as of December 31, 2016 and 2015. The remainder was included was included as a component of “Other liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015.

Warranties:
The Company offers warranties on certain merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties. The risk of loss arising from warranty claims is typically the obligation of the Company’s suppliers. Certain suppliers provide upfront allowances to the Company in lieu of accepting the obligation for warranty claims. For this merchandise, when sold, the Company bears the risk of loss associated with the cost of warranty claims. Differences between supplier allowances received by the Company, in lieu of warranty obligations and estimated warranty expense, are recorded as an adjustment to cost of sales. Estimated warranty costs, which are recorded as obligations at the time of sale, are based on the historical failure rate of each individual product line. The Company’s historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims. See Note 7 for further information concerning the Company’s aggregate product warranty liabilities.

Litigation reserves:
O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. The Company records reserves for litigation losses in instances where a material adverse outcome is probable and the Company is able to reasonably estimate the probable loss. The Company reserves for an estimate of material legal costs to be incurred in pending litigation matters. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters, taking into account applicable insurance and reserves, will have a material adverse effect on its consolidated financial position, results of operations or cash flows in a particular quarter or annual period. See Note 14 for further information concerning the Company’s litigation reserves.

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

All shares repurchased under the share repurchase program are retired and recorded under the par value method on the accompanying Consolidated Balance Sheets. See Note 8 for further information concerning the Company’s share repurchase program.

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

The Company maintains a retail loyalty program named O’Reilly O’Rewards, designed to build brand recognition. The program allows a retail customer to enroll at no charge, does not impose a membership fee and provides members with the ability to earn loyalty points by making qualifying purchases at the Company’s stores. Upon reaching established thresholds, the members are automatically issued coupons, which expire 90 days after issuance, have no cash value and may be redeemed for most items in the Company’s stores with a total purchase price equal to or greater than the value of the coupon. Points accrued in a member’s account, which have not been awarded to the member with a coupon, expire 12 months after the date that they were earned. The Company records a deferred revenue liability, based on a breakage adjusted estimated redemption rate, and a corresponding reduction in revenue in periods when loyalty points are earned by members. The Company recognizes revenue and a corresponding reduction to the deferred revenue liability in periods when loyalty program issued coupons are redeemed by members.

As of December 31, 2016 and 2015, the Company had recorded a deferred revenue liability of $4.8 million and $7.2 million, respectively, related to its loyalty program, which were included as a component of “Other liabilities” in the accompanying Consolidated Balance Sheets. During the year ended December 31, 2016 and 2015, the Company recognized $12.7 million and $11.2 million, respectively, of deferred revenue related to its loyalty program.

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

Operating leases:
The Company recognizes rent expense on a straight-line basis over the lease terms of its stores, DCs and corporate offices. Generally, the lease term for stores and corporate offices is the base lease term and the lease term for DCs includes the base lease term plus certain renewal option periods, for which renewal is reasonably assured and failure to exercise the renewal option would result in a significant economic penalty. The Company’s policy is to amortize leasehold improvements associated with the Company’s operating leases over the lesser of the lease term or the estimated economic life of those assets. See Note 6 for further information concerning the Company’s operating leases.

Advertising expenses:
Advertising expense consists primarily of expenses related to the Company’s integrated marketing program, which includes television, radio, direct mail and newspaper distribution, in-store and online promotions, and sports and event sponsorships. The Company expenses advertising costs as incurred. The Company also participates in cooperative advertising arrangements with certain of its suppliers. Advertising expense, net of cooperative advertising allowances from suppliers that were incremental to the advertising program, specific to the product or event and identifiable for accounting purposes, total $83.0 million, $79.3 million and $79.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, which were included as a component of “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Share-based compensation and benefit plans:
The Company sponsors employee share-based benefit plans and employee and director share-based compensation plans. The Company recognizes compensation expense over the requisite service period for its share-based plans based on the fair value of the awards on the date of the grant, award or issuance. Share-based plans include stock option awards issued under the Company’s employee incentive plans and director stock plan, stock issued through the Company’s employee stock purchase plan and restricted stock awarded to employees and directors through other compensation plans. See Note 9 for further information concerning the Company’s share-based compensation and plans.

Pre-opening expenses:
Costs associated with the opening of new stores, which consist primarily of payroll and occupancy costs, are charged to “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income as incurred. Costs associated with the opening of new distribution centers, which consist primarily of payroll and occupancy costs, are included as a component of “Cost of goods sold, including warehouse and distribution expenses” on the accompanying Consolidated Statements of Income as incurred.

Interest expense:
The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average interest rates incurred on its long-term borrowings. Total interest costs capitalized for the years ended December 31, 2016, 2015 and 2014, were $7.9 million, $7.4 million and $11.5 million, respectively, which were included in “Interest expense” on the accompanying Consolidated Statements of Income.

In conjunction with the issuance or amendment of long-term debt instruments, the Company incurs various costs, including debt registration fees, accounting and legal fees and underwriter and book runner fees. Debt issuance costs related to the Company’s long-term unsecured senior notes are recorded as a reduction of the principal amount of the corresponding unsecured senior notes. Debt issuance costs related to the Company’s unsecured revolving credit facility are recorded as an asset. These debt issuance costs have been deferred and are being amortized over the term of the corresponding debt instrument and the amortization expense is included as a component of “Interest expense” on the accompanying Consolidated Statements of Income. Deferred debt issuance costs totaled $10.6 million and $8.3 million, net of accumulated amortization, as of December 31, 2016 and 2015, respectively, of which $0.7 million and $1.2 million were included as a component of “Other assets, net” as of December 31, 2016 and 2015, respectively, with the remainder included in “Long-term debt” on the accompanying Consolidated Balance Sheets.

The Company issued its long-term unsecured senior notes at a discount. The original issuance discount on the senior notes is recorded as a reduction of the principal amount due for the corresponding senior notes and is accreted over the term of the applicable senior note, with the accretion expense included as a component of “Interest expense” on the accompanying Consolidated Statements of Income. Original issuance discounts, net of accretion, totaled $3.1 million and $2.9 million as of December 31, 2016 and 2015, respectively.

See Note 5 for further information concerning debt issuance costs and original issuance discounts associated with the Company’s issuances of long-term debt instruments.

Income taxes:
The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on differences between the GAAP basis and tax basis of assets and liabilities using enacted tax rules and rates currently scheduled to be in effect for the year, in which the differences are expected to reverse. Tax carry forwards are also recognized in deferred tax assets and liabilities under this method. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date. The Company would record a valuation allowance against deferred tax assets to the extent it is more likely than not the amount will not be realized, based upon evidence available at the time of the determination and any change in the valuation allowance is recorded in the period of a change in such determination.

The Company did not establish a valuation allowance for deferred tax assets as of December 31, 2016 and 2015, as it was considered more likely than not that deferred tax assets were realizable through a combination of future taxable income, the realization of deferred tax liabilities and tax planning strategies. The Company regularly reviews its potential tax liabilities for tax years subject to audit. The amount of such liabilities is based on various factors, such as differing interpretations of tax regulations by the responsible tax authority, experience with previous tax audits and applicable tax law rulings. Changes in the Company’s tax liability may occur in the future as its assessments change based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations. In management’s opinion, adequate provisions for income taxes have been made for all years presented. The estimates of the Company’s potential tax liabilities contain uncertainties because management must use judgment to estimate the exposures associated with the Company’s various tax positions and actual results could differ from estimates. See Note 12 for further information concerning the Company’s income taxes.

Earnings per share:
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the fiscal period. Diluted earnings per share is calculated by dividing the weighted-average number of common shares outstanding plus the common stock equivalents associated with the potential impact of dilutive stock options. Certain common stock equivalents that could potentially dilute basic earnings per share in the future were not included in the fully diluted computation because they would have been antidilutive. Generally, stock options are antidilutive and excluded from the earnings per share calculation when the exercise price exceeds the market price of the common shares. See Note 13 for further information concerning the Company’s common stock equivalents.

New accounting pronouncements:
In May of 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under ASU 2014-09, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. ASU 2014-09 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August of 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), to defer the effective date of ASU 2014-09 by one year. For public companies, ASU 2015-14 changes ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. These ASUs can be adopted retrospectively or as a cumulative-effective adjustment at the date of adoption, with early adoption allowed, but not before December 15, 2016. The Company will adopt this guidance beginning with its first quarter ending March 31, 2018. The Company has established a task force, composed of multiple functional groups inside of the Company, that is currently in the process of evaluating critical components of this new guidance and the potential impact of the guidance on the Company’s financial position, results of operations and cash flows. Based on the preliminary work completed, the Company is considering the potential implications of the new standard on the Company’s recognition of customer related accounts receivable, warranty costs that are not the responsibility of the Company’s suppliers, the application of the Company’s retail O’Rewards loyalty program and all applicable financial statement disclosures required by the new guidance. At this time, the task force has not completed its evaluation of the impact or means of adoption.

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2019. The Company has established a task force, composed of multiple functional groups inside of the Company, that is currently in the process of evaluating critical components of this new guidance and the potential impact of the guidance on the Company’s financial position, results of operations and cash flows. Based on the preliminary work completed, the Company is considering the potential implications of the new standard on determining the discount rate to be used in valuing new and existing leases, the treatment of existing favorable and unfavorable lease agreements acquired in connection with previous acquisitions, procedural and operational changes that may be necessary to comply with the provisions of the guidance and all applicable financial statement disclosures required by the new guidance, all of which are areas that could potentially be impacted by adoption of the guidance. At this time, the task force has not completed its full evaluation; however, the Company believes the adoption of the new guidance will have a material impact on the total assets and total liabilities reported on the Company’s consolidated balance sheets.

In March of 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”). ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to the economic characteristics and risks of the debt hosts and requires entities to solely use the four-step decision sequence, which is already in existence, when assessing the embedded call or put options. For public companies, ASU 2016-06 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and can be adopted on a modified retrospective basis, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2017. The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In March of 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, several aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, were simplified. For public companies, ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. ASU 2016-09 includes various adoption methods, depending on the guidance being adopted; amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method, while the amendments related to the presentation of employee taxes paid on the statement of cash flows should be applied retrospectively, the amendments requiring recognition of excess tax benefits and deficiencies in the income statement should be applied prospectively, and amendments related to the presentation of excess tax benefits on the statement of cash flows should be applied either prospectively or retrospectively. The Company will adopt this guidance beginning with its first quarter ending March 31, 2017. The Company is in the process of evaluating the future impact this new guidance will have on its consolidated financial position, results of operations and cash flows, as well as which method of adoption is most appropriate. At this time, the Company anticipates the adoption of the new guidance will prospectively impact its reported provision for income taxes, net income, weighted-average common shares outstanding - assuming dilution and earnings per share - assuming dilution, as well as retrospectively and prospectively impact the Company’s reported net cash provided by/used in operating activities and net cash provided by/used in financing activities.

In June of 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Under ASU 2016-13, businesses and other organizations are required to present financial assets, measured at amortized costs basis, at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis, such as trade receivables. The measurement of expected credit loss will be based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. For public companies, ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2020. The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In August of 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice for eight specific parts on cash flow statement presentation and classification: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance (COLI) policies; distributions received from equity method investments; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. For public companies, ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and requires retrospective adoption, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2018. The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In January of 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 revises the definition of a business in the Accounting Standards Codification and clarifies the guidance for determining whether the purchase or disposal of an asset or group of assets qualifies as the purchase or disposal of a business. For public companies, ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and requires prospective adoption, with early adoption permitted with certain conditions. The Company will adopt this guidance beginning with its first quarter ending March 31, 2018. The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In January of 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates the second step in the previous process for goodwill impairment testing; instead the test is now a one-step process that calls for goodwill impairment loss to be measured as the excess of the reporting unit’s carrying amount over its fair value. For public companies, ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, and requires prospective adoption, with early adoption after January 1, 2017. The Company will adopt this guidance beginning with its first quarter ending March 31, 2019. The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 2 – FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis:
The Company’s marketable securities were accounted for as trading securities and the carrying amount of the Company’s marketable securities were included as a component of “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015. The Company recorded an increase in fair value related to its marketable securities in the amount of $1.9 million for the year ended December 31, 2016, and a decrease in the amount of $0.2 million for the year ended December 31, 2015, which were included in “Other income (expense)” on the accompanying Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$20,462	$—	$—	$20,462

	December 31, 2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$16,895	$—	$—	$16,895

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of December 31, 2016 and 2015, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company’s senior notes are included in “Long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015. See Note 5 for further information concerning the Company’s senior notes.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach. The fair values as of December 31, 2016 and 2015, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
$500 million, 4.875% Senior Notes due 2021	$496,758	$538,678	$495,951	$542,078
$300 million, 4.625% Senior Notes due 2021	298,679	321,633	298,396	319,620
$300 million, 3.800% Senior Notes due 2022	297,868	310,802	297,535	303,595
$300 million, 3.850% Senior Notes due 2023	298,355	307,860	$298,136	$302,468
$500 million, 3.550% Senior Notes due 2026	$495,359	$498,537

The accompanying Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from suppliers and accounts payable. Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 3 – PROPERTY AND EQUIPMENT

The following table identifies the types and balances of property and equipment included in “Property and equipment, at cost” on the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015, and includes the estimated useful lives for its types of property and equipment (in thousands, except original useful lives):

	Original Useful Lives	December 31, 2016	December 31, 2015
Land		$648,689	$590,244
Buildings and building improvements	15 – 39 years	1,805,347	1,603,389
Leasehold improvements	3 – 25 years	593,785	554,198
Furniture, fixtures and equipment	3 – 20 years	1,215,929	1,108,127
Vehicles	5 – 10 years	359,362	313,401
Construction in progress		209,230	202,891
Total property and equipment		4,832,342	4,372,250
Less: accumulated depreciation and amortization		1,708,911	1,510,694
Net property and equipment		$3,123,431	$2,861,556

The Company recorded depreciation and amortization expense related to property and equipment in the amounts of $217.0 million, $203.4 million and $193.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, which were primarily included as a component of “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

NOTE 4 – GOODWILL AND OTHER INTANGIBLES

Goodwill:
Goodwill is reviewed for impairment annually during the fourth quarter, or more frequently if events or changes in business conditions indicate that impairment may exist. Goodwill is not amortizable for financial statement purposes. The Company did not record any goodwill impairment during the years ended December 31, 2016 or 2015.

The carrying amount of the Company’s goodwill was included in “Goodwill” on the accompanying Consolidate Balance Sheets as of December 31, 2016 and 2015. During the year ended December 31, 2016 and 2015, the Company recorded an increase in goodwill of $28.3 million and $0.8 million, respectively, resulting from small acquisitions.

The following table identifies the changes in goodwill for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Goodwill, balance at January 1,	$757,142	$756,384
Change in goodwill	28,257	758
Goodwill, balance at December 31,	$785,399	$757,142

As of December 31, 2016 and 2015, other than goodwill, the Company did not have any other indefinite-lived intangible assets.

Intangibles other than goodwill:
The following table identifies the components of the Company’s amortizable intangibles as of December 31, 2016 and 2015 (in thousands):

	Cost of Amortizable Intangibles		Accumulated Amortization (Expense) Benefit		Net Amortizable Intangibles
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Amortizable intangible assets:
Favorable leases	$27,960	$32,070	$(18,104)	$(19,991)	$9,856	$12,079
Non-compete agreements	1,887	732	(414)	(409)	1,473	323
Total amortizable intangible assets	$29,847	$32,802	$(18,518)	$(20,400)	$11,329	$12,402

Unfavorable leases	$19,950	$28,580	$15,840	$22,415	$4,110	$6,165

During the years ended December 31, 2016 and 2015, the Company recorded non-compete agreement assets in conjunction with small acquisitions in the amounts of $1.1 million and $0.2 million, respectively.

The Company recorded favorable lease assets in conjunction with the acquisition of CSK Auto Corporation (“CSK”); these favorable lease assets represent the values of operating leases acquired with favorable terms. These favorable leases had an estimated weighted-average remaining useful life of approximately 9.0 years as of December 31, 2016. For the years ended December 31, 2016, 2015 and 2014, the Company recorded amortization expense of $2.1 million, $2.7 million and $3.9 million, respectively, related to its amortizable intangible assets, which were included as a component of “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015.

The Company recorded unfavorable lease liabilities in conjunction with the acquisition of CSK; these unfavorable lease liabilities represent the values of operating leases acquired with unfavorable terms. These unfavorable leases had an estimated weighted-average remaining useful life of approximately 3.7 years as of December 31, 2016. For the years ended December 31, 2016, 2015 and 2014, the Company recognized an amortized benefit of $2.1 million, $2.8 million and $3.7 million, respectively, related to these unfavorable operating leases, which were included as a component of “Other liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015.

The following table identifies the estimated amortization expense and benefit of the Company’s intangibles for each of the next five years as of December 31, 2016 (in thousands):

	December 31, 2016
	Amortization Expense	Amortization Benefit	Total Amortization Expense
2017	$(2,072)	$1,493	$(579)
2018	(1,599)	923	(676)
2019	(1,377)	712	(665)
2020	(1,197)	541	(656)
2021	(969)	389	(580)
Total	$(7,214)	$4,058	$(3,156)

NOTE 5 – FINANCING

The following table identifies the amounts of the Company’s financing facilities, which were included in “Long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Revolving Credit Facility	$—	$—
$500 million, 4.875% Senior Notes due 2021(1), effective interest rate of 4.959%	496,758	495,951
$300 million, 4.625% Senior Notes due 2021(2), effective interest rate of 4.646%	298,679	298,396
$300 million, 3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	297,868	297,535
$300 million, 3.850% Senior Notes due 2023(4), effective interest rate of 3.851%	298,355	$298,136
$500 million, 3.550% Senior Notes due 2026(5), effective interest rate of 3.570%	$495,359

(1)
Net of unamortized discount of $1.4 million and $1.8 million as of December 31, 2016 and 2015, respectively, and debt issuance costs of $1.8 million and $2.3 million as of December 31, 2016 and 2015, respectively.

(2)
Net of unamortized discount of $0.2 million and $0.3 million as of December 31, 2016 and 2015, respectively, and debt issuance costs of $1.1 million and $1.3 million as of December 31, 2016 and 2015, respectively.

(3)
Net of unamortized discount of $0.7 million and $0.8 million as of December 31, 2016 and 2015, respectively, and debt issuance costs of $1.5 million and $1.7 million as of December 31, 2016 and 2015, respectively.

(4)	Net of unamortized discount of less than $0.1 million as of December 31, 2016 and 2015, and debt issuance costs of $1.6 million and $1.8 million as of December 31, 2016 and 2015, respectively.

(5)	Net of unamortized discount of $0.8 million as of December 31, 2016, and debt issuance costs of $3.9 million as of December 31, 2016.

The following table identifies the principal maturities of the Company’s financing facilities as of December 31, 2016 (in thousands):

Scheduled Maturities
2017	$—
2018	—
2019	—
2020	—
2021	800,000
Thereafter	1,100,000
Total	$1,900,000

Unsecured revolving credit facility:
On January 14, 2011, the Company entered into a credit agreement, as amended by Amendment No. 1 dated as of September 9, 2011, as further amended by Amendment No. 2 dated as of July 2, 2013, and as further amended by Amendment No. 3 dated as of June 18, 2015 (the “Credit Agreement”). The Credit Agreement provides for a $600 million unsecured revolving credit facility (the “Revolving Credit Facility”) arranged by Bank of America, N.A., which is scheduled to mature in July 2018. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility. As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $200 million.

As of December 31, 2016 and 2015, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $38.7 million and $37.5 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts. As of December 31, 2016 and 2015, the Company had no outstanding borrowings under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin for Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions. As of December 31, 2016, based upon the Company’s credit ratings, its margin for Base Rate loans was 0.000%, its margin for Eurodollar Rate loans was 0.875% and its facility fee was 0.125%.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50 times and a maximum consolidated leverage ratio of 3.00 times. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Fixed charges include interest expense, capitalized interest and rent expense. In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of December 31, 2016, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:
On March 8, 2016, the Company issued $500 million aggregate principal amount of unsecured 3.550% Senior Notes due 2026 (“3.550% Senior Notes due 2026”) at a price to the public of 99.832% of their face value under its shelf registration statement with United Missouri Bank, N.A. (“UMB”) as trustee. Interest on the 3.550% Senior Notes due 2026 is payable on March 15 and September 15 of each year, which began with the first interest payment on September 15, 2016, and is computed on the basis of a 360-day year.

The Company has issued a cumulative $1.9 billion aggregate principal amount of unsecured senior notes, which are due between January 2021 and March 2026 with UMB as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year.

The senior notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees obligations under the Company’s Credit Agreement or under other credit facility or capital markets debt of the Company’s or any of the Company’s Subsidiary Guarantors. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the Subsidiary Guarantor’s guarantee under the Company’s Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all of the property of, the Subsidiary Guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by the Company, and the Company has no independent assets or operations other than those of its subsidiaries. The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries. Neither the Company, nor any of its Subsidiary Guarantors, is subject to any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of December 31, 2016.

NOTE 6 – LEASING

The following table identifies the future minimum lease payments under all of the Company’s operating leases for each of the next five years and in the aggregate as of December 31, 2016 (in thousands):

	December 31, 2016
	Related Parties	Non-Related Parties	Total
2017	$4,634	$271,544	$276,178
2018	4,571	262,056	266,627
2019	3,099	244,564	247,663
2020	2,313	223,528	225,841
2021	1,846	200,411	202,257
Thereafter	5,546	1,032,556	1,038,102
Total	$22,009	$2,234,659	$2,256,668

See Note 11 for further information concerning the Company’s related party operating leases.

Operating lease commitments:
The Company leases certain office space, retail stores, property and equipment under long-term, non-cancelable operating leases. Most of these leases include renewal options and some include options to purchase, provisions for percentage rent based on sales and/or incremental step increase provisions.

The future minimum lease payments under the Company’s operating leases, in the table above, do not include potential amounts for percentage rent or other operating lease related costs and have not been reduced by expected future minimum sublease income. Expected future minimum sublease income under non-cancelable subleases is approximately $20.5 million at December 31, 2016.

The following table summarizes the net rent expense amounts for the years ended December 31, 2016, 2015 and 2014, which were included as a component of “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Minimum operating lease expense	$273,559	$263,479	$254,565
Contingent rents	892	947	759
Other lease related occupancy costs	13,241	12,852	11,688
Total rent expense	287,692	277,278	267,012
Less: sublease income	4,439	4,019	3,984
Net rent expense	$283,253	$273,259	$263,028

NOTE 7 – WARRANTIES

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Warranty liabilities, balance at January 1,	$35,223	$34,226
Warranty claims	(73,925)	(61,819)
Warranty accruals	75,325	62,816
Warranty liabilities, balance at December 31,	$36,623	$35,223

NOTE 8 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 10, 2016, May 27, 2016, and November 16, 2016, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $750 million, resulting in a cumulative authorization amount of $7.8 billion. Each additional authorization is effective for a three-year period, beginning on its respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program (in thousands, except per share data):

	For the Year Ended December 31,
	2016	2015
Shares repurchased	5,698	4,901
Average price per share	$264.21	$231.81
Total investment	$1,505,371	$1,136,139

As of December 31, 2016, the Company had $887.8 million remaining under its share repurchase program. Subsequent to the end of the year and through February 28, 2017, the Company repurchased an additional 1.4 million shares of its common stock under its share repurchase program, at an average price of $267.32, for a total investment of $387.5 million. The Company has repurchased a total of 58.4 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through February 28, 2017, at an average price of $124.14, for a total aggregate investment of $7.2 billion.

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

The table below identifies the shares that have been authorized for issuance and the shares available for future issuance under the Company plans, as of December 31, 2016 (in thousands):

	December 31, 2016
Plans	Total Shares Authorized for Issuance under the Plans	Shares Available for Future Issuance under the Plans
Employee Incentive Plans	34,000	6,086
Director Stock Plan	1,000	263
Performance Incentive Plan	650	388
Employee Stock Purchase Plans	4,250	710
Profit Sharing and Savings Plan	4,200	349

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

The table below identifies the employee stock option activity under these plans during the year ended December 31, 2016:

	Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Terms	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	3,291	$81.04
Granted	308	267.00
Exercised	(751)	62.81
Forfeited or expired	(59)	144.91
Outstanding at December 31, 2016	2,789	$105.11	5.1 Years	$483,331
Vested or expected to vest at December 31, 2016	2,744	$103.29	5.0 Years	$480,582
Exercisable at December 31, 2016	2,027	$65.45	3.9 Years	$431,637

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

The table below identifies the director stock option activity under this plan during the year ended December 31, 2016:

	Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Terms	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	17	$45.13
Granted	—	—
Exercised	(6)	39.99
Forfeited	—	—
Outstanding at December 31, 2016	11	$48.31	0.3 Years	$2,416
Vested or expected to vest at December 31, 2016	11	$48.31	0.3 Years	$2,416
Exercisable at December 31, 2016	11	$48.31	0.3 Years	$2,416

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.

•

•	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the years ended December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Risk free interest rate	1.44%	1.52%	1.60%
Expected life	5.5 Years	5.7 Years	5.3 Years
Expected volatility	22.3%	22.3%	24.3%
Expected dividend yield	—%	—%	—%

The Company’s forfeiture rate is the estimated percentage of options awarded that are expected to be forfeited or canceled prior to becoming fully vested. The Company’s estimate is evaluated periodically and is based upon historical experience at the time of evaluation and reduces expense ratably over the vesting period or the minimum required service period.

The following table summarizes activity related to stock options awarded by the Company for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
Compensation expense for stock options awarded (in thousands)	$15,404	$18,209	$18,705
Income tax benefit from compensation expense related to stock options (in thousands)	5,753	6,811	6,923
Total intrinsic value of stock options exercised (in thousands)	157,115	169,248	147,236
Cash received from exercise of stock options (in thousands)	47,394	105,822	59,594
Weighted-average grant-date fair value of options awarded	$63.42	$51.56	$38.18
Weighted-average remaining contractual life of exercisable options	3.9 Years	4.2 Years	4.6 Years

At December 31, 2016, the remaining unrecognized compensation expense related to unvested stock option awards was $26.4 million, and the weighted-average period of time, over which this cost will be recognized, is 2.6 years.

Restricted stock:
The Company’s performance incentive plans provide for the award of shares of restricted stock to its corporate and senior management that vest evenly over a three-year period and are held in escrow until such vesting has occurred. Generally, unvested shares are forfeited when an employee ceases employment. The fair value of shares awarded under these plans is based on the closing market price of the Company’s common stock on the date of award and compensation expense is recorded over the minimum required service period.

The table below identifies the employee restricted stock activity under these plans during the year ended December 31, 2016 (in thousands, except per share data):

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2015	7	$128.27
Granted during the period	1	256.34
Vested during the period (1)	(5)	140.91
Forfeited during the period	—	150.85
Non-vested at December 31, 2016	3	$204.33

(1)	Includes two thousand shares withheld to cover employees’ taxes upon vesting.

The Company’s director stock plan provides for the award of shares of restricted stock to the directors of the Company that vest evenly over a three-year period and are held in escrow until such vesting has occurred. Unvested shares are forfeited when a director ceases their service on the Company’s Board of Directors for reasons other than death or retirement. The fair value of shares awarded under this plan is based on the closing market price of the Company’s common stock on the date of award, and compensation expense is recorded evenly over the vesting period.

The table below identifies the director restricted stock activity under this plan during the year ended December 31, 2016 (in thousands, except per share data):

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2015	7	$167.73
Granted during the period	2	268.54
Vested during the period	(3)	149.49
Forfeited during the period	—	—
Non-vested at December 31, 2016	6	$222.77

The following table summarizes activity related to restricted stock awarded by the Company for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

	For the Year Ended December 31,
	2016	2015	2014
Compensation expense for restricted shares awarded	$1,293	$1,625	$2,621
Income tax benefit from compensation expense related to restricted shares	$483	$610	$970
Total fair value of restricted shares at vest date	$2,384	$3,284	$3,749
Shares awarded under the plans	4	4	16
Weighted-average grant-date fair value of shares awarded under the plans	$264.24	$208.56	$147.23

At December 31, 2016, the remaining unrecognized compensation expense related to unvested restricted share awards was $0.9 million, and the weighted-average period of time, over which this cost will be recognized, is 0.1 years.

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

The following table summarizes activity related to the Company’s ESPP for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

	For the Year Ended December 31,
	2016	2015	2014
Compensation expense for shares issued under the ESPP	$2,162	$2,065	$1,769
Income tax benefit from compensation expense for shares issued under the ESPP	$807	$773	$655
Shares issued under the ESPP	54	60	77
Weighted-average price of shares issued under the ESPP	$227.12	$195.04	$130.12

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

The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company did not make any discretionary contributions to the 401(k) Plan during the years ended December 31, 2016, 2015 or 2014. The Company expensed matching contributions under the 401(k) Plan in the amounts of $20.6 million, $18.5 million and $16.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, which were included as a component of “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Nonqualified deferred compensation plan:
The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation, that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $20.5 million and $16.9 million as of December 31, 2016 and 2015, respectively, which were included as a component of “Other liabilities” on the Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amounts of $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, which were included as a component of “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

NOTE 10 – COMMITMENTS

Construction commitments:
As of December 31, 2016, the Company had construction commitments in the amount of $79.6 million.

Letters of credit commitments:
As of December 31, 2016, the Company had outstanding letters of credit, primarily to satisfy workers’ compensation, general liability and other insurance policies, in the amount of $38.7 million. See Note 5 for further information concerning the Company’s letters of credit commitments.

Debt financing commitments:
The Company’s senior notes are redeemable in whole, at any time, or in part, from time to time, at the Company’s option upon not less than 30 nor more than 60 days notice at a redemption price, plus any accrued and unpaid interest to, but not including the redemption date, equal to the greater of (i) 100% of the principal amount thereof or (ii) the sum of the present value of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semiannual basis at the applicable Treasury Yield plus basis points identified in the indentures governing the notes. In addition, if at any time the Company undergoes a Change of Control Triggering Event, as defined in the indentures governing the notes, the holders may require the Company to repurchase all or a portion of their senior notes at a price equal to 101% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any, but not including the repurchase date. See Note 5 for further information concerning the Company’s debt financing commitments.

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

NOTE 11 – RELATED PARTIES

The Company leases certain land and buildings related to 75 of its O’Reilly Auto Parts stores under fifteen- or twenty-year operating lease agreements with entities, in which certain of the Company’s affiliated directors, or members of an affiliated director’s immediate family, and an executive officer of the Company are affiliated. Generally, these lease agreements provide for renewal options for an additional five years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreements. Lease payments under these operating leases totaled $4.5 million, $4.5 million and $4.6 million during the years ended December 31, 2016, 2015 and 2014, respectively. The Company believes that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties. See Note 6 for further information concerning the Company’s operating leases.

NOTE 12 – INCOME TAXES

Deferred income tax assets and liabilities:
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include the tax effect of carryforwards.

The following table identifies significant components of the Company’s net deferred tax liabilities included in “Deferred income taxes” on the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$2,686	$2,492
Tax credits	9,363	11,747
Other accruals	153,955	151,635
Net operating losses	304	337
Other	19,870	19,051
Total deferred tax assets	186,178	185,262

Deferred tax liabilities:
Inventories	76,694	82,313
Property and equipment	157,228	141,930
Other	42,422	40,791
Total deferred tax liabilities	276,344	265,034

Net deferred tax liabilities	$(90,166)	$(79,772)

Provision for income taxes:
The following tables reconcile the amounts included in “Provision for income taxes” on the accompanying Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Year Ended December 31, 2016
	Current	Deferred	Total
Federal income tax expense	$540,090	$7,558	$547,648
State income tax expense	49,016	2,836	51,852
Net income tax expense	$589,106	$10,394	$599,500

	For the Year Ended December 31, 2015
	Current	Deferred	Total
Federal income tax expense (benefit)	$504,558	$(21,973)	$482,585
State income tax expense (benefit)	47,242	(677)	46,565
Net income tax expense (benefit)	$551,800	$(22,650)	$529,150

	For the Year Ended December 31, 2014
	Current	Deferred	Total
Federal income tax expense	$399,271	$5,987	$405,258
State income tax expense (benefit)	43,242	(4,500)	38,742
Net income tax expense	$442,513	$1,487	$444,000

The following table outlines the reconciliation of the “Provision for income taxes” amounts included on the accompanying Consolidated Statements of Income to the amounts computed at the federal statutory rate for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Federal income taxes at statutory rate	$573,020	$511,128	$427,764
State income taxes, net of federal tax benefit	35,285	32,137	25,320
Other items, net	(8,805)	(14,115)	(9,084)
Total provision for income taxes	$599,500	$529,150	$444,000

The excess tax benefit associated with the exercise of non-qualified stock options has been included within “Additional paid-in capital” on the accompanying Consolidated Balance Sheets.

As of December 31, 2016, the Company had tax credit carryforwards available for state tax purposes, net of federal impact, in the amount of $9.4 million. As of December 31, 2016, the Company had net operating loss carryforwards available for state purposes in the amount of $9.8 million. The Company’s state net operating loss carryforwards generally expire in years ranging from 2022 to 2028, and the Company’s tax credits generally expire in 2024.

Unrecognized tax benefits:
The following table summarizes the changes in the gross amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Unrealized tax benefit, balance at January 1,	$36,928	$49,598	$50,459
Additions based on tax positions related to the current year	6,116	5,405	4,665
Additions based on tax positions related to prior years	—	995	—
Payments related to items settled with taxing authorities	(195)	(4,012)	(300)
Reductions due to the lapse of statute of limitations and settlements	(8,051)	(15,058)	(5,226)
Unrealized tax benefit, balance at December 31,	$34,798	$36,928	$49,598

For the years ended December 31, 2016, 2015 and 2014, the Company recorded a reserve for unrecognized tax benefits, including interest and penalties, in the amounts of $40.6 million, $43.6 million and $58.4 million, respectively. All of the unrecognized tax benefits recorded as of December 31, 2016, 2015 and 2014, respectively, would affect the Company’s effective tax rate if recognized, generally net of the federal tax effect of approximately $13.8 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016, 2015 and 2014, the Company had accrued approximately $5.8 million, $6.7 million and $8.8 million, respectively, of interest and penalties related to uncertain tax positions before the benefit of the deduction for interest on state and federal returns. During the years ended December 31, 2016, 2015 and 2014, the Company recorded tax expense related to an increase in its liability for interest and penalties in the amounts of $2.4 million, $2.8 million and $2.8 million, respectively. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2017, the Company expects a reduction of $7.4 million of unrecognized tax benefits during the one-year period subsequent to December 31, 2016, resulting from settlement or expiration of the statute of limitations.

The Company’s United States federal income tax returns for tax years 2015 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). The IRS concluded an examination of the O’Reilly consolidated 2012 and 2013 federal income tax returns in the second quarter of 2015. The statute of limitations for the Company’s federal income tax returns for tax years 2012 and prior expired on September 15, 2016. The statute of limitations for the Company’s U.S. federal income tax return for 2013 will expire on September 15, 2017, unless otherwise extended. The IRS is currently conducting an examination of the Company’s consolidated returns for tax years 2014 and 2015. The Company’s state income tax returns remain subject to examination by various state authorities for tax years ranging from 2005 through 2015.

NOTE 13 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

	For the Year Ended December 31,
	2016	2015	2014
Numerator (basic and diluted):
Net income	$1,037,691	$931,216	$778,182

Denominator:
Weighted-average common shares outstanding – basic	95,447	99,965	104,262
Effect of stock options (1)	1,273	1,549	1,779
Weighted-average common shares outstanding – assuming dilution	96,720	101,514	106,041

Earnings per share:
Earnings per share-basic	$10.87	$9.32	$7.46
Earnings per share-assuming dilution	$10.73	$9.17	$7.34

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	332	245	363
Weighted-average exercise price per share of antidilutive stock options (1)	$265.77	$216.29	$151.65

(1)	See Note 9 for further information concerning the terms of the Company’s share-based compensation plans.

Subsequent to the end of the year and through February 28, 2017, the Company repurchased 1.4 million shares of its common stock, at an average price of $267.32, for a total investment of $387.5 million.

NOTE 14 – LEGAL MATTERS

As previously reported, the Company received a subpoena from the District Attorney of the County of Alameda, along with other environmental prosecutorial offices in the state of California, seeking documents and information related to the handling, storage and disposal of hazardous waste. On November 30, 2016, the Company through its affiliates, entered into a Stipulation for Entry of Final Judgment and Permanent Injunction, including certain injunctive and monetary relief within the previously established accruals.

As previously reported, on June 18, 2015, a jury in Greene County, Missouri returned an unfavorable verdict in a litigated contract dispute in the matter Meridian Creative Alliance vs. O’Reilly Automotive Stores, Inc. et. al. in the amount of $12.5 million. The Company strongly believes that the verdict was unjust and unsupported by the law and the underlying facts and, further, that there are several potential bases for reversal on appeal. The Company has vigorously challenged the verdict in the Court of Appeals. Following the matter being fully briefed by the parties, oral argument was held in the Court of Appeals on January 12, 2017. The Court currently has the matter under consideration. As of December 31, 2016, the Company had reserved $18.6 million with respect to this matter.

NOTE 15 – QUARTERLY RESULTS (Unaudited)

The following tables set forth certain quarterly unaudited operating data for the fiscal years ended December 31, 2016 and 2015. The unaudited quarterly information includes all adjustments, which the Company considers necessary for a fair presentation of the information shown (in thousands, except per share data):

	Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$2,096,150	$2,176,689	$2,220,955	$2,099,302
Gross profit	1,097,579	1,127,179	1,170,026	1,114,227
Operating income	418,626	425,061	447,809	407,710
Net income	255,374	257,794	278,493	246,030
Earnings per share – basic (1)	$2.63	$2.69	$2.93	$2.62
Earnings per share – assuming dilution (1)	$2.59	$2.65	$2.90	$2.59

	Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$1,901,903	$2,035,518	$2,080,201	$1,949,052
Gross profit	986,959	1,058,791	1,089,254	1,027,639
Operating income	350,373	385,768	415,260	362,620
Net income	212,864	233,508	266,268	218,576
Earnings per share – basic (1)	$2.09	$2.32	$2.68	$2.22
Earnings per share – assuming dilution (1)	$2.06	$2.29	$2.64	$2.19

(1)	Earnings per share amounts are computed independently for each quarter and annual period. The quarterly earnings per share amounts may not sum to equal the full-year earnings per share amount.

The unaudited operating data presented above should be read in conjunction with the Company’s consolidated financial statements and related notes, and the other financial information included therein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the management of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”), under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company, including its consolidated subsidiaries, in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer and effected by the Company’s Board of Directors, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) or 15(d)-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on this assessment, management believes that as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by Part III is incorporated by reference from O’Reilly Automotive, Inc. and Subsidiaries’ (the “Company”) Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the end of the Company’s most recent fiscal year. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Company’s Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

Directors and Officers:
The information regarding the directors of the Company will be included in the Company’s Proxy Statement under the caption “Proposal 1 - Election of Directors” and “Information Concerning the Board of Directors” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of the end of the Company’s most recent fiscal year. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I, in accordance with General Instruction G(3) to Form 10-K, for the Company’s executive officers who are not also directors.

Section 16(a) of the Securities Exchange Act of 1934, as amended:
The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required by Item 405 of Regulation S-K, will be included in the Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Ethics:
The Company’s Board of Directors has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief operating officer, chief financial officer, chief accounting officer, controller and any person performing similar functions), and Team Members. The Company’s Code of Ethics is available on its website at www.oreillyauto.com, under the “Corporate Home” caption. The information on the Company’s website is not a part of this Annual Report on Form 10-K and is not incorporated by reference in this report or any of the Company’s other filings with the SEC.

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

Item 11. Executive Compensation

Director and Officer Compensation:
The information required by Item 402 of Regulation S-K will be included in O’Reilly Automotive, Inc. and Subsidiaries’ (the “Company”) Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders (“Proxy Statement”) under the captions “Compensation of Executive Officers” and “Compensation of Directors” and is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K will be included in O’Reilly Automotive, Inc. and Subsidiaries’ (the “Company”) Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders (“Proxy Statement”) under the caption “Equity Compensation Plans” and is incorporated herein by reference.

The information required by Item 403 of Regulation S-K will be included in the Company’s Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included in the O’Reilly Automotive, Inc. and Subsidiaries’ (the “Company”) Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders (“Proxy Statement”) under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

The information required by Item 407(a) of Regulation S-K will be included in the Company’s Proxy Statement under the caption “Director Independence” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A will be included in O’Reilly Automotive, Inc. and Subsidiaries’ Proxy Statement on Schedule 14A for the 2017 Annual Meeting of Shareholders under the caption “Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements - O’Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders’ Report of the registrant for the year ended December 31, 2016, are filed with this Annual Report in Part II, Item 8:
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm – Financial Statements
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014

2.	Financial Statement Schedules - O’Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statement schedule of O’Reilly Automotive, Inc. and Subsidiaries is included in Item 15(a):
Schedule II - Valuation and qualifying accounts

All other schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.	Exhibits

See Exhibit Index beginning on page E-1.

Item 16. Form 10-K Summary

Not applicable.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses	Additions - Charged to Other Accounts - Describe	Deductions - Describe		Balance at End of Period
Sales and returns allowances:
For the year ended December 31, 2016	$7,978	$1,617	$—	$—		$9,595
For the year ended December 31, 2015	6,855	1,123	—	—		7,978
For the year ended December 31, 2014	$6,500	$355	$—	$—		$6,855

Allowance for doubtful accounts:
For the year ended December 31, 2016	$9,637	$9,587	$—	$7,184	(1)	$12,040
For the year ended December 31, 2015	8,713	7,119	—	6,195	(1)	9,637
For the year ended December 31, 2014	$6,661	$8,919	$—	$6,867	(1)	$8,713

(1)	Uncollectable accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.
(Registrant)

Date:	February 28, 2017

By:	/s/	Greg L. Henslee
Greg L. Henslee
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:	February 28, 2017

	/s/	David O’Reilly	/s/	Charles H. O’Reilly Jr.
	David O’Reilly		Charles H. O’Reilly Jr.
	Director and Chairman of the Board		Director and Vice Chairman of the Board

	/s/	Larry O’Reilly	/s/	Rosalie O’Reilly Wooten
	Larry O’Reilly		Rosalie O’Reilly Wooten
	Director and Vice Chairman of the Board		Director

	/s/	Jay D. Burchfield	/s/	Thomas T. Hendrickson
	Jay D. Burchfield		Thomas T. Hendrickson
	Director		Director

	/s/	Paul R. Lederer	/s/	John R. Murphy
	Paul R. Lederer		John R. Murphy
	Director		Director

	/s/	Ronald Rashkow	/s/	Greg L. Henslee
	Ronald Rashkow		Greg L. Henslee
	Director		Chief Executive Officer
(Principal Executive Officer)

	/s/	Thomas McFall
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

3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 29, 2016, is incorporated herein by this reference.
4.1	Form of Stock Certificate for Common Stock, filed as Exhibit 4.1 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.
4.2
Indenture, dated as of January 14, 2011, by and among O’Reilly Automotive, Inc., the subsidiaries party thereto as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 14, 2011, is incorporated herein by this reference.

4.3	Form of 4.875% Note due 2021, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 14, 2011, is incorporated herein by this reference.
4.4
Indenture, dated as of September 19, 2011, by and among O’Reilly Automotive, Inc., the subsidiaries party thereto as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 19, 2011, is incorporated herein by this reference.

4.5	Form of 4.625% Note due 2021, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 19, 2011, is incorporated herein by this reference.
4.6
Indenture, dated as of August 21, 2012, by and among O’Reilly Automotive, Inc., the subsidiaries party thereto as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2012, is incorporated herein by this reference.

4.7	Form of 3.800% Note due 2022, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2012, is incorporated herein by this reference.
4.8
Indenture, dated as of June 20, 2013, by and among O’Reilly Automotive, Inc., the subsidiaries party thereto as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2013, is incorporated herein by this reference.

4.9	Form of 3.850% Note due 2023, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2013, is incorporated herein by this reference.
4.10
Indenture, dated as of March 8, 2016, by and among O’Reilly Automotive, Inc., the subsidiaries party thereto as guarantors, and UMB, Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 8, 2016, is incorporated herein by this reference.

4.11
Supplemental Indenture, dated as of March 8, 2016, by and among O’Reilly Automotive, Inc., the subsidiaries party thereto as guarantors, and UMB, Bank, N.A., as Trustee, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 8, 2016, is incorporated herein by this reference.

4.12	Form of 3.550% Note due 2026, included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 8, 2016, is incorporated herein by this reference.
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

EXHIBIT INDEX (continued)

Exhibit No.	Description
10.6 (a)	O’Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.8 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.
10.7 (a)	O’Reilly Automotive, Inc. Stock Purchase Plan, filed as Exhibit 10.9 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.
10.8 (a)	O’Reilly Automotive, Inc. Director Stock Option Plan, filed as Exhibit 10.10 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.
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

10.25
Amendment No. 2 to the Credit Agreement and Amendment No. 1 to Guaranty, dated as of July 2, 2013, by and among O’Reilly Automotive, Inc., as borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer, Swing Line Lender and a Lender, and the other lenders party thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 3, 2013, is incorporated herein by this reference.

EXHIBIT INDEX (continued)

Exhibit No.	Description
10.26
Amendment No. 3 to the Credit Agreement, dated as of June 18, 2015, by and among O’Reilly Automotive, Inc., as borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer, Swing Line Lender and a Lender, and other lenders party thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2015, is incorporated herein by this reference.

10.27 (a)	O’Reilly Automotive, Inc. Director Compensation Program, as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated herein by this reference.
10.28 (a)
O’Reilly Automotive, Inc. 2012 Incentive Award Plan, filed as Annex A to the Registrant’s Proxy Statement for 2012 Annual Meeting of Shareholders on Schedule 14A, is incorporated herein by this reference.

10.29 (a)
O’Reilly Automotive, Inc. 2012 Incentive Award Plan, Form of Stock Option Grant Notice and Agreement, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, is incorporated herein by this reference.

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

10.32 (a)
Form of O’Reilly Automotive, Inc. Executive Incentive Compensation Clawback Policy Acknowledgment, between O’Reilly Automotive, Inc. and certain O’Reilly Automotive, Inc. Executive Officers, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 29, 2015, is incorporated herein by this reference.

10.33 (a)
Form of Change in Control Severance Agreement between O’Reilly and certain O’Reilly Executive Officers, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 29, 2015, is incorporated herein by this reference.

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