Form 10-Q
period 2017-03-31
O REILLY AUTOMOTIVE INC
filed 2017-05-08
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, $0.01 par value - 91,005,027 shares outstanding as of May 1, 2017.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$27,539	$146,598
Accounts receivable, net	195,651	197,274
Amounts receivable from suppliers	71,157	82,105
Inventory	2,872,646	2,778,976
Other current assets	38,540	53,022
Total current assets	3,205,533	3,257,975

Property and equipment, at cost	4,935,126	4,832,342
Less: accumulated depreciation and amortization	1,760,476	1,708,911
Net property and equipment	3,174,650	3,123,431

Goodwill	785,568	785,399
Other assets, net	37,973	37,384
Total assets	$7,203,724	$7,204,189

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,987,996	$2,936,656
Self-insurance reserves	70,479	67,921
Accrued payroll	75,762	71,717
Accrued benefits and withholdings	49,081	74,454
Income taxes payable	89,640	—
Other current liabilities	232,805	249,901
Total current liabilities	3,505,763	3,400,649

Long-term debt	1,977,539	1,887,019
Deferred income taxes	92,610	90,166
Other liabilities	205,216	199,219

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
91,320,866 as of March 31, 2017, and
92,851,815 as of December 31, 2016	913	929
Additional paid-in capital	1,331,416	1,336,707
Retained earnings	90,267	289,500
Total shareholders’ equity	1,422,596	1,627,136

Total liabilities and shareholders’ equity	$7,203,724	$7,204,189
Note: The balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.
See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended March 31,
	2017	2016
Sales	$2,156,259	$2,096,150
Cost of goods sold, including warehouse and distribution expenses	1,025,112	998,571
Gross profit	1,131,147	1,097,579

Selling, general and administrative expenses	727,990	678,953
Operating income	403,157	418,626

Other income (expense):
Interest expense	(19,404)	(14,821)
Interest income	706	752
Other, net	765	1,017
Total other expense	(17,933)	(13,052)

Income before income taxes	385,224	405,574
Provision for income taxes	120,290	150,200
Net income	$264,934	$255,374

Earnings per share-basic:
Earnings per share	$2.88	$2.63
Weighted-average common shares outstanding – basic	92,001	97,140

Earnings per share-assuming dilution:
Earnings per share	$2.83	$2.59
Weighted-average common shares outstanding – assuming dilution	93,495	98,537

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2017	2016
		(As Adjusted, Note)
Operating activities:
Net income	$264,934	$255,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	57,008	52,778
Amortization of debt discount and issuance costs	642	546
Deferred income taxes	2,611	(3,322)
Share-based compensation programs	5,428	5,178
Other	1,810	1,481
Changes in operating assets and liabilities:
Accounts receivable	219	(19,206)
Inventory	(93,167)	(70,745)
Accounts payable	51,230	174,378
Income taxes payable	116,009	127,638
Other	(30,024)	(20,979)
Net cash provided by operating activities	376,700	503,121

Investing activities:
Purchases of property and equipment	(110,632)	(103,974)
Proceeds from sale of property and equipment	245	864
Payments received on notes receivable	—	1,047
Other	(636)	—
Net cash used in investing activities	(111,023)	(102,063)

Financing activities:
Proceeds from borrowings on revolving credit facility	482,000	—
Payments on revolving credit facility	(392,000)	—
Proceeds from the issuance of long-term debt	—	499,160
Payment of debt issuance costs	—	(3,725)
Repurchases of common stock	(490,330)	(312,656)
Net proceeds from issuance of common stock	15,750	16,074
Other	(156)	(204)
Net cash (used in) provided by financing activities	(384,736)	198,649

Net (decrease) increase in cash and cash equivalents	(119,059)	599,707
Cash and cash equivalents at beginning of the period	146,598	116,301
Cash and cash equivalents at end of the period	$27,539	$716,008

Supplemental disclosures of cash flow information:
Income taxes paid	$—	$23,765
Interest paid, net of capitalized interest	31,954	23,063
Note: Certain prior period amounts have been reclassified to conform to current period presentation. See Note 9 “Recent Accounting Pronouncements” to the condensed consolidated financial statements in this report for more information.
See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on reported totals for assets, liabilities, shareholders’ equity, cash flows or net income. See Note 9 “Recent Accounting Pronouncements” to the condensed consolidated financial statements in this report for more information.

Subsequent Event:
On April 5, 2017, the Company entered into a new credit agreement for a new unsecured revolving credit facility and terminated its prior unsecured revolving credit facility dated January 14, 2011.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2017, and December 31, 2016. The Company recorded an increase in fair value related to its marketable securities in the amounts of $0.9 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$22,438	$—	$—	$22,438

	December 31, 2016
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$20,462	$—	$—	$20,462

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of March 31, 2017, and December 31, 2016, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2017, and December 31, 2016. See Note 3 for further information concerning the Company’s senior notes and unsecured revolving credit facility.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach. The fair value as of March 31, 2017, and December 31, 2016, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$1,887,539	$1,985,228	$1,887,019	$1,977,510

The carrying amount of the Company’s unsecured revolving credit facility approximates fair value, as borrowings under the facility bear variable interest at current market rates.

The accompanying Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from suppliers and accounts payable. Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 3 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Revolving Credit Facility, average interest rate of 4.000%	$90,000	$—
$500 million, 4.875% Senior Notes due 2021(1), effective interest rate of 4.959%	496,960	496,758
$300 million, 4.625% Senior Notes due 2021(2), effective interest rate of 4.646%	298,749	298,679
$300 million, 3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	297,953	297,868
$300 million, 3.850% Senior Notes due 2023(4), effective interest rate of 3.851%	298,411	298,355
$500 million, 3.550% Senior Notes due 2026(5), effective interest rate of 3.570%	495,466	495,359
Long-term debt	$1,977,539	$1,887,019

(1)
Net of unamortized discount of $1.3 million as of March 31, 2017, and $1.4 million as of December 31, 2016, and debt issuance costs of $1.7 million as of March 31, 2017, and $1.8 million as of December 31, 2016.

(2)	Net of unamortized discount of $0.2 million as of March 31, 2017, and December 31, 2016, and debt issuance costs of $1.0 million as of March 31, 2017, and $1.1 million as of December 31, 2016.

(3)	Net of unamortized discount of $0.7 million as of March 31, 2017, and December 31, 2016, and debt issuance costs of $1.4 million as of March 31, 2017, and $1.5 million as of December 31, 2016.

(4)	Net of unamortized discount of less than $0.1 million as of March 31, 2017, and December 31, 2016, and debt issuance costs of $1.6 million as of March 31, 2017, and December 31, 2016.

(5)	Net of unamortized discount of $0.8 million as of March 31, 2017, and December 31, 2016, and debt issuance costs of $3.8 million as of March 31, 2017, and $3.9 million as of December 31, 2016.

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

As of March 31, 2017, and December 31, 2016, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $41.2 million and $38.7 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at the Base Rate or Eurodollar Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at the Base Rate plus the applicable margin for Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions. As of March 31, 2017, based upon the Company’s credit ratings, its margin for Base Rate loans was 0.000%, its margin for Eurodollar Rate loans was 0.875% and its facility fee was 0.125%.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.00:1.00. The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Fixed charges include interest expense, capitalized interest and rent expense. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of March 31, 2017, the Company remained in compliance with all covenants under the Credit Agreement.

New unsecured revolving credit facility:
On April 5, 2017, the Company entered into a new credit agreement (the “New Credit Agreement”). The New Credit Agreement provides for a $1.2 billion unsecured revolving credit facility (the “New Revolving Credit Facility”) arranged by JPMorgan Chase Bank, N.A., which is scheduled to mature in April 2022. The New Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the New Revolving Credit Facility. As described in the New Credit Agreement governing the New Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the New Revolving Credit Facility by up to $600 million.

In conjunction with the issuance of the New Credit Agreement, all outstanding loans and commitments, including the guarantees of each of the subsidiary guarantors, under the Credit Agreement dated January 14, 2011, were terminated and replaced by the loans and commitments under the New Credit Agreement. None of the Company’s subsidiaries are guarantors or obligors under the New Credit Agreement.

Borrowings under the New Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the New Credit Agreement) plus an applicable margin. Swing line loans made under the New Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments under the New Credit Agreement in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions. As of April 5, 2017, with the New Credit Agreement, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans is 0.000%, its margin for Eurodollar Rate Loans is 0.900% and its facility fee is 0.100%.

The New Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00. The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Fixed charges include interest expense, capitalized interest and rent expense. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant contained in the New Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the New Credit Agreement and litigation from lenders.

Senior notes:
The Company has issued a cumulative $1.9 billion aggregate principal amount of unsecured senior notes, which are due between January 2021 and March 2026, with United Missouri Bank as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year.

As of March 31, 2017, the senior notes were guaranteed on a senior unsecured basis by each of the Company’s subsidiaries (“Subsidiary Guarantors”) that incurs or guarantees obligations under the Company’s Credit Agreement or under other credit facility or capital markets debt of the Company’s or any of the Company’s Subsidiary Guarantors. The guarantees were joint and several and full and unconditional, subject to certain customary automatic release provisions, including release of the Subsidiary Guarantor’s guarantee under the Company’s Credit Agreement and certain other debt, or, in certain circumstances, the sale or other disposition of a majority of the voting power of the capital interest in, or of all or substantially all of the property of, the Subsidiary Guarantor.  Each of the Subsidiary Guarantors is 100% owned, directly or indirectly, by the Company, and the Company has no independent assets or operations other than those of its subsidiaries. The only direct or indirect subsidiaries of the Company that would not be Subsidiary Guarantors would be minor subsidiaries. Neither the Company, nor any of its Subsidiary Guarantors, is subject to any material or significant restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan or to transfer assets from such subsidiaries, except as provided by applicable law. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of March 31, 2017.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2017, and December 31, 2016. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three months ended March 31, 2017 (in thousands):

Warranty liabilities, balance at December 31, 2016	$36,623
Warranty claims	(17,493)
Warranty accruals	16,967
Warranty liabilities, balance at March 31, 2017	$36,097

NOTE 5 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. The cumulative authorization amount under the Company’s Board-approved share repurchase program was $7.8 billion as of March 31, 2017.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended March 31,
	2017	2016
Shares repurchased	1,829	1,231
Average price per share	$268.09	$254.02
Total investment	$490,312	$312,637

As of March 31, 2017, the Company had $397.5 million remaining under its share repurchase program. Subsequent to the end of the first quarter and through May 8, 2017, the Company repurchased an additional 0.6 million shares of its common stock under its share repurchase program, at an average price of $254.61, for a total investment of $152.2 million. The Company has repurchased a total of 59.4 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 8, 2017, at an average price of $126.40, for a total aggregate investment of $7.5 billion.

NOTE 6 – SHARE-BASED COMPENSATION AND BENEFIT PLANS

The Company recognizes share-based compensation expense based on the fair value of the grants, awards or shares at the time of the grant, award or issuance. Share-based compensation includes stock option awards issued under the Company’s employee incentive plans and director stock plan, restricted stock awarded under the Company’s employee incentive plans and director stock plan, stock issued through the Company’s employee stock purchase plan and stock awarded to employees through other benefit programs.

Stock options:
The Company’s stock-based incentive plans provide for the granting of stock options for the purchase of common stock of the Company to directors and certain key employees of the Company. Options are granted at an exercise price that is equal to the closing market price of the Company’s common stock on the date of the grant. Director options granted under the plans expire after seven years and are fully vested after six months. Employee options granted under the plans expire after ten years and typically vest 25% per year, over four years. The Company records compensation expense for the grant-date fair value of the option awards evenly over the vesting period or the minimum required service period.

The table below identifies stock option activity under these plans during the three months ended March 31, 2017 (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2016	2,800	$104.90
Granted	177	266.53
Exercised	(284)	44.69
Forfeited	(6)	209.59
Outstanding at March 31, 2017	2,687	$121.71
Exercisable at March 31, 2017	1,910	$76.44

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.

•

•	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Risk free interest rate	2.09%	1.59%
Expected life	5.9 Years	5.9 Years
Expected volatility	22.3%	22.4%
Expected dividend yield	—%	—%

The following table summarizes activity related to stock options awarded by the Company for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2017	2016
Compensation expense for stock options awarded	$4,209	$4,336
Income tax benefit from compensation expense related to stock options	1,593	1,620
Weighted-average grant-date fair value of options awarded	$70.34	$66.27

The remaining unrecognized compensation expense related to unvested stock option awards at March 31, 2017, was $34.0 million, and the weighted-average period of time over which this cost will be recognized is 2.8 years.

Other share-based compensation plans:
The Company sponsors other share-based compensation plans: an employee stock purchase plan (the “ESPP”), which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value, and a director stock plan, which provides for the award of shares of restricted stock to the Company’s independent directors, that vest evenly over a three-year period and are held in escrow until such vesting has occurred. The fair value of shares issued under the ESPP is based on the average of the high and low market prices of the Company’s common stock during the offering periods, and compensation expense is recognized based on the discount between the fair value and the employee purchase price for the shares sold to employees. The fair value of shares awarded under the director stock plan is based on the closing market price of the Company’s common stock on the date of the award, and compensation expense is recorded evenly over the vesting period or the minimum required service period.

The table below summarizes activity related to the Company’s other share-based compensation plans for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Compensation expense for shares issued under the ESPP	$541	$523
Income tax benefit from compensation expense related to shares issued under the ESPP	205	195
Compensation expense for restricted shares awarded	678	319
Income tax benefit from compensation expense related to restricted awards	$257	$119

Profit sharing and savings plan:
The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service. The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company did not make any discretionary contributions to the 401(k) Plan during the three months ended March 31, 2017 or 2016. The Company expensed matching contributions under the 401(k) Plan in the amounts of $5.5 million and $5.0 million for the three months ended March 31, 2017 and 2016, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:
The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation, that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $22.4 million and $20.5 million as of March 31, 2017, and December 31, 2016, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of less than $0.1 million for each of the three months ended March 31, 2017 and 2016, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 7 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2017	2016
Numerator (basic and diluted):
Net income	$264,934	$255,374

Denominator:
Weighted-average common shares outstanding – basic	92,001	97,140
Effect of stock options (1)	1,494	1,397
Weighted-average common shares outstanding – assuming dilution	93,495	98,537

Earnings per share:
Earnings per share-basic	$2.88	$2.63
Earnings per share-assuming dilution	$2.83	$2.59

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	478	268
Weighted-average exercise price per share of antidilutive stock options (1)	$266.71	$256.19

(1)	See Note 6 for further information concerning the terms of the Company’s share-based compensation plans.

For the three months ended March 31, 2017 and 2016, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

Subsequent to the end of the first quarter and through May 8, 2017, the Company repurchased an additional 0.6 million shares of its common stock, at an average price of $254.61, for a total investment of $152.2 million.

NOTE 8 – LEGAL MATTERS

O’Reilly is currently involved in litigation incidental to the ordinary conduct of the Company’s business. The Company accrues for litigation losses in instances where a material adverse outcome is probable and the Company is able to reasonably estimate the probable loss. The Company accrues for an estimate of material legal costs to be incurred in pending litigation matters. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters, taking into account applicable insurance and accruals, will have a material adverse effect on its consolidated financial position, results of operations or cash flows in a particular quarter or annual period.

As previously reported, on June 18, 2015, a jury in Greene County, Missouri, returned an unfavorable verdict in a litigated contract dispute in the matter Meridian Creative Alliance vs. O’Reilly Automotive Stores, Inc. et. al. in the amount of $12.5 million. The Company has vigorously challenged the verdict in the Court of Appeals and on March 24, 2017, the Court of Appeals reversed and affirmed the verdict in part and remanded to the trial court the cause of action that resulted in the $12.5 million verdict. On April 10, 2017, Meridian Creative Alliance (“Meridian”) filed a motion for rehearing in the Court of Appeals or, in the alternative, to transfer the case to the Missouri Supreme Court. On April 17, 2017, the Court of Appeals denied Meridian’s motion. On May 2, 2017, Meridian filed an application with the Missouri Supreme Court to accept transfer of the case. The Company will continue to vigorously defend the matter. As of March 31, 2017, the Company had reserved $18.6 million with respect to this matter.

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

In March of 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, several aspects of the accounting for share-based payment transactions, including tax consequence, classification of awards as equity or liabilities, and classification on the statement of cash flows, were changed. The Company adopted this guidance with its first quarter ending March 31, 2017. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur; this change was applied using the modified retrospective transition method with a cumulative effect adjustment of $0.3 million to opening “Retained earnings” on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2017. The Company applied the amendments related to the presentation of tax withholdings on the statements of cash flows using the retrospective transition method, which resulted in $0.2 million of tax withholdings being reclassified from “Net cash provided by operating activities” to “Net cash (used in) provided by financing activities” on the accompanying Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016. The Company elected to apply the amendments related to the presentation of excess tax benefits on the statements of cash flows using the retrospective transition method, which resulted in $14.8 million of excess tax benefits related to share-based compensation being reclassified from “Net cash (used in) provided by financing activities” to “Net cash provided by operating activities” in the accompanying Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016. ASU 2016-09 amendments related to accounting for excess tax benefits in the income statement have been adopted prospectively, resulting in the recognition of $23.3 million in “Provision for income taxes” in the accompanying Condensed Consolidated Statement of Income for the three months ended March 31, 2017, which lowered the Company’s effective tax rate, increased dilutive shares outstanding and increased diluted earnings per share for the three months ended March 31, 2017, by $0.23.

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
•our results of operations for the three months ended March 31, 2017 and 2016;

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

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend” or similar words. In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the economy in general, inflation, product demand, the market for auto parts, competition, weather, risks associated with the performance of acquired businesses, our ability to hire and retain qualified employees, consumer debt levels, our increased debt levels, credit ratings on public debt, governmental regulations, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2016, for additional factors that could materially affect our financial performance. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets. We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains. We plan to open 190 net, new stores in 2017, in addition to the conversion of 48 stores acquired from Bond Auto Parts (“Bond”), as previously announced. We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing unsecured revolving credit facility. During the three months ended March 31, 2017, we opened 60 stores and closed one store and, as of that date, operated 4,888 stores in 47 states.

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

•
Number of Miles Driven – The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket. In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation. According to the Department of Transportation, the number of total miles driven in the U.S. increased 2.4%, 3.5% and 1.8% in 2016, 2015 and 2014, respectively, and through February of 2017, year-to-date miles driven increased 2.0%. We would expect to continue to see modest improvements in total miles driven in the U.S., supported by an increasing number of registered vehicles on the road, resulting in continued demand for automotive aftermarket products.

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age – The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by The Auto Care Association, the total number of registered vehicles increased 6% from 2005 to 2015, bringing the number of light vehicles on the road to 258 million by the end of 2015. For the year ended December 31, 2016, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 18.3 million, and for 2017, the SAAR is estimated to be approximately 16.5 million, contributing to the continued growth in the total number of registered vehicles on the road. In the past decade, vehicle scrappage rates have remained relatively stable, ranging from 4.4% to 5.7% annually. As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 22%, from 9.4 years in 2005 to 11.5 years in 2015. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of the vehicle on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment – Unemployment, underemployment, the threat of future joblessness and the uncertainty surrounding the overall economic health of the U.S. have a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment have historically impeded the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. As of December 31, 2016, the U.S. unemployment rate was 4.7%, and as of March 31, 2017, the U.S. unemployment rate was 4.5%. We believe, total employment should remain at healthy levels with marginal improvements, and we would expect to see an increase in commuter traffic with a growing work force, further aiding the positive trend of growth of total miles driven in the U.S. and demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

RESULTS OF OPERATIONS

Sales:
Sales for the three months ended March 31, 2017, increased $60 million to $2.16 billion from $2.10 billion for the same period one year ago, representing an increase of 3%. Comparable store sales for stores open at least one year increased 0.8% and 6.1% for the three months ended March 31, 2017 and 2016, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members, as well as sales from Leap Day during the three months ended March 31, 2016.

The following table presents the components of the increase in sales for the three months ended March 31, 2017 (in millions):

Increase in Sales for the Three Months Ended March 31, 2017, Compared to the Same Period in 2016
Store sales:
Comparable store sales, including sales from the 48 acquired Bond stores	$32
Non-comparable store sales:
Sales for stores opened throughout 2016, excluding stores open at least one year that are included in comparable store sales	48
Sales for stores opened throughout 2017	8
Sales from Leap Day in 2016	(25)
Sales in 2016 for stores that have closed	(1)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	(2)
Total increase in sales	$60

We believe the increased sales achieved by our stores are the result of store growth, sales from the 48 acquired Bond stores and the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory in our regional distribution centers, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.

Our comparable store sales increase for the three months ended March 31, 2017, was driven by an increase in average ticket values for both our DIY and professional service provider customers, partially offset by negative customer transaction counts from our DIY customers, while customer transaction counts from our professional service provider customers were flat. The improvement in average ticket values was the result of the increasing complexity and cost of replacement parts necessary to maintain the current population of better engineered and more technically advanced vehicles. These better engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time. When repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values. However, the decrease in repair frequency creates pressure on customer transaction counts. Customer transaction counts during the current period were also negatively impacted by pressure on disposable income and softer industry demand. Pressure on disposable income was primarily driven by a delay in the timing of annual income tax refunds, resulting from the Internal Revenue Service changes to income tax return processing in an effort to reduce income tax refund fraud, and soft industry demand was created by the unseasonably mild winter weather during the first half of the period, as well as the lack of favorable spring weather during the second half of the period. The mild winter weather did not stress vehicle components, which resulted in a lower level of automobile parts breakage, while the lack of warm spring weather at the end of the period negatively impacted our customer’s willingness to perform annual post winter maintenance on their vehicles during the period.

We opened 59 net, new stores during the three months ended March 31, 2017, compared to 52 net, new stores for the three months ended March 31, 2016. As of March 31, 2017, we operated 4,888 stores in 47 states compared to 4,623 stores in 44 states at March 31, 2016. We anticipate total new store growth to be 190 net, new store openings in 2017, slightly below the 2016 net, new store openings due to the resources necessary to convert the acquired 48 Bond stores to our systems, inventory selection and décor packages during 2017.

Gross profit:
Gross profit for the three months ended March 31, 2017, increased to $1.13 billion (or 52.5% of sales) from $1.10 billion (or 52.4% of sales) for the same period one year ago, representing an increase of 3%. The increase in gross profit dollars for the three months ended March 31, 2017, was the result of sales from new stores, the increase in comparable store sales at existing stores and sales from the 48 acquired Bond stores. The increase in gross profit as a percentage of sales for the three months ended March 31, 2017, was primarily due to a smaller non-cash last-in, first-out (“LIFO”) impact, partially offset by lower merchandise margins and deleverage of fixed distribution system operating costs. The smaller non-cash LIFO impact is the result of fewer product acquisition cost improvements in the current period, as compared to the same period in the prior year. Our policy is to not write up inventory in excess of replacement cost, and accordingly, we are effectively valuing our inventory at replacement cost. During the three months ended March 31, 2017 and 2016, our LIFO costs were written down by approximately $7 million and $13 million, respectively, to reflect replacement cost. The lower merchandise margin was primarily the result of merchandise mix, driven by the unfavorable weather conditions in the current period. The deleverage on fixed distribution system operating costs is the result of soft comparable store sales results in the current period.

Selling, general and administrative expenses:
Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2017, increased to $728 million (or 33.8% of sales) from $679 million (or 32.4% of sales) for the same period one year ago, representing an increase of 7%. The increase in total SG&A dollars for the three months ended March 31, 2017, was primarily the result of additional Team Members, facilities and vehicles to support our increased sales and store count, partially offset by prior year incremental SG&A expenses incurred from one additional day due to Leap Day. The increase in SG&A as a percentage of sales for the three months ended March 31, 2017, was primarily due to deleverage of store operating costs on soft comparable store sales during the current period.

Operating income:
As a result of the impacts discussed above, operating income for the three months ended March 31, 2017, decreased to $403 million (or 18.7% of sales) from $419 million (or 20.0% of sales) for the same period one year ago, representing a decrease of 4%.

Other income and expense:
Total other expense for the three months ended March 31, 2017, increased to $18 million (or 0.8% of sales) from $13 million (or 0.6% of sales) for the same period one year ago, representing an increase of 37%. The increase in total other expense for the three months ended March 31, 2017, was primarily the result of increased interest expense on higher average outstanding borrowings.

Income taxes:
Our provision for income taxes for the three months ended March 31, 2017, decreased to $120 million (or 5.6% of sales) from $150 million (or 7.2% of sales) for the same period one year ago, representing a decrease of 20%. Our effective tax rate for the three months ended March 31, 2017, was 31.2% of income before income taxes compared to 37.0% for the same period one year ago. The decrease in our provision for income taxes for the three months ended March 31, 2017, and the decrease in our effective tax rate for the three months ended March 31, 2017, were primarily the result of the adoption of a new accounting standard during the three months ended March 31, 2017, which provided a $23 million, or 605 bps, benefit to the current period’s provision for income taxes and effective tax rate, respectively, as well as a decrease in Income before income taxes in the current period.

Net income:
As a result of the impacts discussed above, net income for the three months ended March 31, 2017, increased to $265 million (or 12.3% of sales) from $255 million (or 12.2% of sales) for the same period one year ago, representing an increase of 4%.

Earnings per share:
Our diluted earnings per common share for the three months ended March 31, 2017, increased 9% to $2.83 on 93 million shares from $2.59 on 99 million shares for the same period one year ago. Due to the adoption of a new accounting standard during the three months ended March 31, 2017, our diluted earnings per common share for the three months ended March 31, 2017, included a $0.23 benefit, comprised of a $0.25 earnings per share increase from a lower effective tax rate, partially offset by a $0.02 earnings per share decrease from an increase in the number of weighted-average common shares outstanding - assuming dilution.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
Liquidity:	2017	2016
Total cash provided by/(used in):
Operating activities (1)	$376,700	$503,121
Investing activities	(111,023)	(102,063)
Financing activities	(384,736)	198,649
Net (decrease) increase in cash and cash equivalents	$(119,059)	$599,707

Capital expenditures	$110,632	$103,974
Free cash flow (2)	$242,754	$384,385

(1)	Prior period amount has been reclassified to conform to current period presentation, due to the Company’s adoption of a new accounting standard during the first quarter ended March 31, 2017.

(2)	Calculated as net cash provided by operating activities, less capital expenditures and excess tax benefit from share-based compensation payments for the period.

Operating activities:
The decrease in net cash provided by operating activities during the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to an increase in our net inventory investment and a decrease in income taxes payable, partially offset by a decrease in the growth of accounts receivable. The increase in our net inventory investment is primarily the result of a lower level of merchandise purchase invoices having been added to accounts payable in the current period, due to a softer sales environment. The decrease in income taxes payable was primarily the result of a lower provision for income taxes in the current period, due to lower income before income taxes. The decrease in the growth of accounts receivable was due to the softer sales environment in the current period, as compared to the same period in the prior year.

Investing activities:
The increase in net cash used in investing activities during the three months ended March 31, 2017, compared to the same period in 2016, was primarily the result of an increase in capital expenditures related to the timing of property acquisition, closing and construction costs for new stores and our distribution expansion projects during the current period, as compared to the same period in the prior year.

Financing activities:
The net cash used in financing activities during the three months ended March 31, 2017, versus net cash provided by financing activities during the three months ended March 31, 2016, was primarily attributable to the net proceeds from the issuance of long-term debt in the prior period and an increase in repurchases of our common stock during the current period, as compared to the same period in the prior year, partially offset by an increase in net borrowings on our unsecured revolving credit facility during the current period.

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

As of March 31, 2017, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $41 million, reducing the aggregate availability under the Revolving Credit Facility by that amount. As of March 31, 2017, we had no outstanding borrowings under the Revolving Credit Facility.

New unsecured revolving credit facility:
On April 5, 2017, the Company entered into a new credit agreement (the “New Credit Agreement”). The New Credit Agreement provides for a five-year $1.2 billion unsecured revolving credit facility (the “New Revolving Credit Facility”) arranged by JPMorgan Chase Bank, N.A., which is scheduled to mature in April 2022. The New Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings. As described in the New Credit Agreement governing the New Revolving

Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the New Revolving Credit Facility by up to $600 million.

In conjunction with the issuance of the New Credit Agreement, all outstanding loans and commitments, including the guarantees of each of the subsidiary guarantors, under the Credit Agreement dated January 14, 2011, were terminated and replaced by the loans and commitments under the New Credit Agreement. None of our subsidiaries are guarantors or obligors under the New Credit Agreement.

Senior Notes:
We have issued a cumulative $1.90 billion aggregate principal amount of unsecured senior notes, which are due between January 2021 and March 2026, with United Missouri Bank as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year.

Debt covenants:
The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) create certain liens on assets to secure certain debt; (ii) enter into certain sale and leaseback transactions; and (iii) merge or consolidate with another company or transfer all or substantially all of our or its property, in each case as set forth in the indentures. These covenants are, however, subject to a number of important limitations and exceptions. As of March 31, 2017, we were in compliance with the covenants applicable to our senior notes.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.00:1.00. The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense (“EBITDAR”). Fixed charges include interest expense, capitalized interest and rent expense. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, six-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from our lenders.

We had a consolidated fixed charge coverage ratio of 5.98 times and 6.14 times as of March 31, 2017 and 2016, respectively, and a consolidated leverage ratio of 1.69 times and 1.72 times as of March 31, 2017 and 2016, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Twelve Months Ended March 31,
	2017	2016
GAAP net income	$1,047,251	$973,726
Add: Interest expense	75,514	57,548
Rent expense	288,170	275,324
Provision for income taxes	569,590	554,550
Depreciation expense	221,125	206,086
Amortization expense	971	1,998
Non-cash share-based compensation	19,109	21,187
Non-GAAP EBITDAR	$2,221,730	$2,090,419

Interest expense	$75,514	$57,548
Capitalized interest	7,920	7,721
Rent expense	288,170	275,324
Total fixed charges	$371,604	$340,593

Consolidated fixed charge coverage ratio	5.98	6.14

GAAP debt	$1,977,539	$1,885,877
Stand-by letters of credit	41,196	38,936
Discount on senior notes	3,002	3,586
Debt issuance costs	9,459	10,537
Six-times rent expense	1,729,020	1,651,944
Non-GAAP adjusted debt	$3,760,216	$3,590,880

Consolidated leverage ratio	1.69	1.72

The following table illustrates the calculation of free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the three months ended March 31, 2017 and 2016 (in thousands):

		For the Three Months Ended March 31,
		2017	2016
Cash provided by operating activities (1)		$376,700	$503,121
Less:	Capital expenditures	110,632	103,974
	Excess tax benefit from share-based compensation	23,314	14,762
Free cash flow		$242,754	$384,385

(1)	Prior period amount has been reclassified to conform to current period presentation, due to the Company’s adoption of a new accounting standard during the first quarter ended March 31, 2017.

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

Share repurchase program:
In January of 2011, our Board of Directors approved a share repurchase program. Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. The cumulative authorization amount under our Board-approved share repurchase program was $7.75 billion as of March 31, 2017.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended March 31,
	2017	2016
Shares repurchased	1,829	1,231
Average price per share	$268.09	$254.02
Total investment	$490,312	$312,637

As of March 31, 2017, we had $398 million remaining under our share repurchase program. Subsequent to the end of the first quarter and through May 8, 2017, we repurchased an additional 0.6 million shares of our common stock under our share repurchase program, at an average price of $254.61, for a total investment of $152 million. We have repurchased a total of 59.4 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through May 8, 2017, at an average price of $126.40, for a total aggregate investment of $7.50 billion.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations, to which we are committed, since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with GAAP requires the application of certain estimates and judgments by management. Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the condensed consolidated financial statements are prepared. There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

In March of 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, several aspects of the accounting for share-based payment transactions, including tax consequence, classification of awards as equity or liabilities, and classification on the statement of cash flows, were changed. We adopted this guidance with our first quarter ending March 31, 2017. Upon adoption of ASU 2016-09, we elected to change our accounting policy to account for forfeitures as they occur; this change was applied using the modified retrospective transition method with a cumulative effect adjustment of $0.3 million to opening “Retained earnings” on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2017. We applied the amendments related to the presentation of tax withholdings on the statements of cash flows using the retrospective transition method, which resulted in $0.2 million of tax withholdings being reclassified from “Net cash provided by operating activities” to “Net cash (used in) provided by financing activities” on the accompanying Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016. We elected to apply the amendments related to the presentation of excess tax benefits on the statements of cash flows using the retrospective transition method, which resulted in $15 million of excess tax benefits related to share-based compensation being reclassified from “Net cash (used in) provided by financing activities to “Net cash provided by operating activities” in the accompanying Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016. ASU 2016-09 amendments related to accounting for excess tax benefits in the income statement have been adopted prospectively, resulting in the recognition of $23 million in “Provision for income taxes” in the accompanying Condensed Consolidated Statement of Income for the three months ended March 31, 2017, which lowered our effective tax rate, increased dilutive shares outstanding and increased diluted earnings per share for the three months ended March 31, 2017, by $0.23.

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

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. As of March 31, 2017, we had outstanding borrowings under our Revolving Credit Facility in the amount of $90 million at the Base Rate of 4.0%. At this borrowing level, a 0.05% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows of less than $0.5 million.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of March 31, 2017, our cash and cash equivalents totaled $28 million.

Our market risks have not materially changed since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) is currently involved in litigation incidental to the ordinary conduct of the Company’s business. The Company accrues for litigation losses in instances where a material adverse outcome is probable and the Company is able to reasonably estimate the probable loss. The Company accrues for an estimate of material legal costs to be incurred in pending litigation matters. Although the Company cannot ascertain the amount of liability that it may incur from any of these matters, it does not currently believe that, in the aggregate, these matters, taking into account applicable insurance and accruals, will have a material adverse effect on its consolidated financial position, results of operations or cash flows in a particular quarter or annual period.

As previously reported, on June 18, 2015, a jury in Greene County, Missouri, returned an unfavorable verdict in a litigated contract dispute in the matter Meridian Creative Alliance vs. O’Reilly Automotive Stores, Inc. et. al. in the amount of $12.5 million. The Company has vigorously challenged the verdict in the Court of Appeals and on March 24, 2017, the Court of Appeals reversed and affirmed the verdict in part and remanded to the trial court the cause of action that resulted in the $12.5 million verdict. On April 10, 2017, Meridian Creative Alliance (“Meridian”) filed a motion for rehearing in the Court of Appeals or, in the alternative, to transfer the case to the Missouri Supreme Court. On April 17, 2017, the Court of Appeals denied Meridian’s motion. On May 2, 2017, Meridian filed an application with the Missouri Supreme Court to accept transfer of the case. The Company will continue to vigorously defend the matter. As of March 31, 2017, the Company had reserved $18.6 million with respect to this matter.

Item 1A. Risk Factors

As of March 31, 2017, there have been no material changes in O’Reilly Automotive, Inc. and its subsidiaries’ risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

O’Reilly Automotive, Inc. and its subsidiaries (the “Company”) had no sales of unregistered securities during the three months ended March 31, 2017. The following table identifies all repurchases during the three months ended March 31, 2017, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
January 1, 2017, through January 31, 2017	562	$273.70	562	$734,030
February 1, 2017, through February 28, 2017	888	263.28	888	500,277
March 1, 2017, through March 31, 2017	379	271.02	379	$397,514
Total as of March 31, 2017	1,829	$268.09	1,829

(1)
Under the Company’s share repurchase program, as approved by its Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on November 16, 2016, the Company’s Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $750 million, resulting in a cumulative authorization amount of $7.8 billion. The additional $750 million authorization is effective for a three-year period, beginning on its announcement date. The authorization under the share repurchase program that currently has capacity is scheduled to expire on November 16, 2019. No other share repurchase programs existed during the three months ended March 31, 2017.

Subsequent to the end of the first quarter and through May 8, 2017, the Company repurchased an additional 0.6 million shares of its common stock under its share repurchase program, at an average price of $254.61, for a total investment of $152.2 million. The Company has repurchased a total of 59.4 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 8, 2017, at an average price of $126.40, for a total aggregate investment of $7.5 billion.

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
10.1
Credit Agreement, dated as of April 5, 2017, among O’Reilly Automotive, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Lender, and other other lenders party thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 5, 2017, is incorporated herein by this reference.

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

O’REILLY AUTOMOTIVE, INC.

May 8, 2017	/s/	Greg L. Henslee
Date	Greg L. Henslee
Chief Executive Officer
(Principal Executive Officer)

May 8, 2017	/s/	Thomas McFall
Date	Thomas McFall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 29, 2016, is incorporated herein by this reference.
10.1
Credit Agreement, dated as of April 5, 2017, among O’Reilly Automotive, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Lender, and other other lenders party thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 5, 2017, is incorporated herein by this reference.

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