Form 10-Q
period 2017-09-30
O REILLY AUTOMOTIVE INC
filed 2017-11-07
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, $0.01 par value - 85,027,697 shares outstanding as of October 30, 2017.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$37,287	$146,598
Accounts receivable, net	219,631	197,274
Amounts receivable from suppliers	79,491	82,105
Inventory	2,987,592	2,778,976
Other current assets	34,480	53,022
Total current assets	3,358,481	3,257,975

Property and equipment, at cost	5,114,804	4,832,342
Less: accumulated depreciation and amortization	1,822,123	1,708,911
Net property and equipment	3,292,681	3,123,431

Goodwill	787,210	785,399
Other assets, net	40,956	37,384
Total assets	$7,479,328	$7,204,189

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,154,250	$2,936,656
Self-insurance reserves	72,223	67,921
Accrued payroll	80,953	71,717
Accrued benefits and withholdings	65,574	74,454
Income taxes payable	6,175	—
Other current liabilities	249,325	249,901
Total current liabilities	3,628,500	3,400,649

Long-term debt	2,900,816	1,887,019
Deferred income taxes	131,847	90,166
Other liabilities	203,986	199,219

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
85,338,294 as of September 30, 2017, and
92,851,815 as of December 31, 2016	853	929
Additional paid-in capital	1,267,810	1,336,707
Retained (deficit) earnings	(654,484)	289,500
Total shareholders’ equity	614,179	1,627,136

Total liabilities and shareholders’ equity	$7,479,328	$7,204,189
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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$2,339,830	$2,220,955	$6,786,918	$6,493,794
Cost of goods sold, including warehouse and distribution expenses	1,109,536	1,050,929	3,225,415	3,099,010
Gross profit	1,230,294	1,170,026	3,561,503	3,394,784

Selling, general and administrative expenses	768,331	722,217	2,238,938	2,103,288
Operating income	461,963	447,809	1,322,565	1,291,496

Other income (expense):
Interest expense	(24,324)	(18,706)	(64,555)	(52,228)
Interest income	592	1,227	1,768	3,172
Other, net	1,299	1,563	1,302	3,821
Total other expense	(22,433)	(15,916)	(61,485)	(45,235)

Income before income taxes	439,530	431,893	1,261,080	1,246,261
Provision for income taxes	155,796	153,400	429,591	454,600
Net income	$283,734	$278,493	$831,489	$791,661

Earnings per share-basic:
Earnings per share	$3.26	$2.93	$9.28	$8.25
Weighted-average common shares outstanding – basic	86,947	94,891	89,641	95,994

Earnings per share-assuming dilution:
Earnings per share	$3.22	$2.90	$9.15	$8.14
Weighted-average common shares outstanding – assuming dilution	88,025	96,120	90,869	97,309

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2017	2016
		(As Adjusted, Note)
Operating activities:
Net income	$831,489	$791,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	173,500	161,447
Amortization of debt discount and issuance costs	2,078	1,811
Deferred income taxes	41,848	4,439
Share-based compensation programs	14,835	14,371
Other	8,174	4,174
Changes in operating assets and liabilities:
Accounts receivable	(28,761)	(35,312)
Inventory	(208,338)	(158,877)
Accounts payable	217,486	390,849
Income taxes payable	32,124	39,636
Other	2,984	60
Net cash provided by operating activities	1,087,419	1,214,259

Investing activities:
Purchases of property and equipment	(347,756)	(356,234)
Proceeds from sale of property and equipment	1,906	2,489
Payments received on notes receivable	—	1,047
Other	(2,072)	—
Net cash used in investing activities	(347,922)	(352,698)

Financing activities:
Proceeds from borrowings on revolving credit facility	2,487,000	—
Payments on revolving credit facility	(2,218,000)	—
Proceeds from the issuance of long-term debt	748,800	499,160
Payment of debt issuance costs	(7,490)	(4,125)
Repurchases of common stock	(1,893,148)	(959,789)
Net proceeds from issuance of common stock	34,186	47,419
Other	(156)	(207)
Net cash used in financing activities	(848,808)	(417,542)

Net (decrease) increase in cash and cash equivalents	(109,311)	444,019
Cash and cash equivalents at beginning of the period	146,598	116,301
Cash and cash equivalents at end of the period	$37,287	$560,320

Supplemental disclosures of cash flow information:
Income taxes paid	$359,838	$416,901
Interest paid, net of capitalized interest	72,252	59,547
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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016. The Company recorded an increase in fair value related to its marketable securities in the amounts of $1.0 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income. The Company recorded an increase in fair value related to its marketable securities in the amounts of $2.6 million and $1.4 million for the nine months ended September 30, 2017 and 2016, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$24,528	$—	$—	$24,528

	December 31, 2016
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$20,462	$—	$—	$20,462

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of September 30, 2017, and December 31, 2016, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016. See Note 3 for further information concerning the Company’s senior notes and unsecured revolving credit facility.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach. The fair value as of September 30, 2017, and December 31, 2016, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$2,631,816	$2,733,350	$1,887,019	$1,977,510

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

NOTE 3 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Revolving Credit Facility, weighted-average variable interest rate of 2.283%	$269,000	$—
$500 million, 4.875% Senior Notes due 2021(1), effective interest rate of 4.957%	497,363	496,758
$300 million, 4.625% Senior Notes due 2021(2), effective interest rate of 4.646%	298,891	298,679
$300 million, 3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	298,126	297,868
$300 million, 3.850% Senior Notes due 2023(4), effective interest rate of 3.851%	298,525	298,355
$500 million, 3.550% Senior Notes due 2026(5), effective interest rate of 3.570%	495,682	495,359
$750 million, 3.600% Senior Notes due 2027(6), effective interest rate of 3.619%	743,229	—
Long-term debt	$2,900,816	$1,887,019

(1)
Net of unamortized discount of $1.2 million as of September 30, 2017, and $1.4 million as of December 31, 2016, and debt issuance costs of $1.5 million as of September 30, 2017, and $1.8 million as of December 31, 2016.

(2)	Net of unamortized discount of $0.2 million as of September 30, 2017, and December 31, 2016, and debt issuance costs of $0.9 million as of September 30, 2017, and $1.1 million as of December 31, 2016.

(3)
Net of unamortized discount of $0.6 million as of September 30, 2017, and $0.7 million as of December 31, 2016, and debt issuance costs of $1.3 million as of September 30, 2017, and $1.5 million as of December 31, 2016.

(4)
Net of unamortized discount of less than $0.1 million as of September 30, 2017, and December 31, 2016, and debt issuance costs of $1.5 million as of September 30, 2017, and $1.6 million as of December 31, 2016.

(5)
Net of unamortized discount of $0.7 million as of September 30, 2017, and $0.8 million as of December 31, 2016, and debt issuance costs of $3.6 million as of September 30, 2017, and $3.9 million as of December 31, 2016.

(6)	Net of unamortized discount of $1.2 million as of September 30, 2017, and debt issuance costs of $5.6 million as of September 30, 2017.

Unsecured revolving credit facility:
On April 5, 2017, the Company entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1.2 billion unsecured revolving credit facility (the “Revolving Credit Facility”) arranged by JPMorgan Chase Bank, N.A., which is scheduled to mature in April 2022. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility. As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $600 million, provided that the aggregate amount of the commitments does not exceed $1.8 billion at any time.

In conjunction with the closing of the Credit Agreement, the Company’s previous credit agreement, which was originally entered into on January 14, 2011, as amended, was terminated (the “Terminated Credit Agreement”), and all outstanding loans and commitments, including the guarantees of each of the subsidiary guarantors, under the Terminated Credit Agreement were terminated and replaced by the loans and commitments under the Credit Agreement. None of the Company’s subsidiaries are guarantors or obligors under the Credit Agreement.

As of September 30, 2017, and December 31, 2016, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $41.3 million and $38.7 million, respectively, reducing the aggregate availability under the credit agreements by those amounts.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions. As of September 30, 2017, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00. The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges. Fixed charges include interest expense, capitalized interest and rent expense. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of September 30, 2017, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:
On August 17, 2017, the Company issued $750 million aggregate principal amount of unsecured 3.600% Senior Notes due 2027 (“3.600% Senior Notes due 2027”) at a price to the public of 99.840% of their face value with UMB Bank, N.A. (“UMB”) as trustee. Interest on the 3.600% Senior Notes due 2027 is payable on March 1 and September 1 of each year, beginning on March 1, 2018, and is computed on the basis of a 360-day year.

The Company has issued a cumulative $2.7 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2027, with UMB as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of September 30, 2017.

In connection with entering into the Credit Agreement (under which none of the Company’s subsidiaries are guarantors or obligors), and upon termination of the Terminated Credit Agreement, the guarantees by the Company’s subsidiary guarantors with respect to all of the Company’s then outstanding senior notes were automatically released in accordance with the terms of the respective indentures governing these senior notes. The 3.600% Senior Notes due 2027 also are not guaranteed by any of the Company’s subsidiaries.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine months ended September 30, 2017 (in thousands):

Warranty liabilities, balance at December 31, 2016	$36,623
Warranty claims	(60,173)
Warranty accruals	65,450
Warranty liabilities, balance at September 30, 2017	$41,900

NOTE 5 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on May 10, 2017, and September 1, 2017, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $9.8 billion. Each additional authorization is effective for a three-year period, beginning on its respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Shares repurchased	2,743	367	8,047	3,673
Average price per share	$200.70	$281.04	$235.26	$261.32
Total investment	$550,530	$102,941	$1,893,068	$959,743

As of September 30, 2017, the Company had $994.8 million remaining under its share repurchase program. Subsequent to the end of the third quarter and through November 7, 2017, the Company repurchased an additional 0.4 million shares of its common stock under its share repurchase program, at an average price of $209.61, for a total investment of $85.2 million. The Company has repurchased a total of 65.4 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through November 7, 2017, at an average price of $135.17, for a total aggregate investment of $8.8 billion.

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

The table below identifies stock option activity under these plans during the nine months ended September 30, 2017 (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2016	2,800	$104.90
Granted	240	257.39
Exercised	(483)	51.35
Forfeited	(26)	207.45
Outstanding at September 30, 2017	2,531	$128.50
Exercisable at September 30, 2017	1,705	$75.65

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.

•

•	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016
Risk free interest rate	1.98%	1.45%
Expected life	5.5 Years	5.6 Years
Expected volatility	22.2%	22.4%
Expected dividend yield	—%	—%

The following table summarizes activity related to stock options awarded by the Company for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Compensation expense for stock options awarded	$3,679	$3,653	$11,826	$11,793
Income tax benefit from compensation expense related to stock options	1,402	1,365	4,507	4,405

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2017, was $64.45 compared to $64.00 for the nine months ended September 30, 2016. The remaining unrecognized compensation expense related to unvested stock option awards at September 30, 2017, was $28.6 million, and the weighted-average period of time over which this cost will be recognized is 2.6 years.

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

The table below summarizes activity related to the Company’s other share-based compensation plans for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Compensation expense for shares issued under the ESPP	$545	$538	$1,659	$1,610
Income tax benefit from compensation expense related to shares issued under the ESPP	208	201	632	601
Compensation expense for restricted shares awarded	258	327	1,350	968
Income tax benefit from compensation expense related to restricted awards	$98	$122	$515	$361

Profit sharing and savings plan:
The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service. The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company did not make any discretionary contributions to the 401(k) Plan during the three or nine months ended September 30, 2017 or 2016. The Company expensed matching contributions under the 401(k) Plan in the amounts of $5.7 million and $5.3 million for the three months ended September 30, 2017 and 2016, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income. The Company expensed matching contributions under the 401(k) Plan in the amounts of $17.0 million and $15.5 million for the nine months ended September 30, 2017 and 2016, respectively, which were included in “Selling, general and administrative expense” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:
The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $24.5 million and $20.5 million as of September 30, 2017, and December 31, 2016, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of less than $0.1 million for the three months ended September 30, 2017 and 2016, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million for the nine months ended September 30, 2017 and 2016, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 7 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator (basic and diluted):
Net income	$283,734	$278,493	$831,489	$791,661

Denominator:
Weighted-average common shares outstanding – basic	86,947	94,891	89,641	95,994
Effect of stock options (1)	1,078	1,229	1,228	1,315
Weighted-average common shares outstanding – assuming dilution	88,025	96,120	90,869	97,309

Earnings per share:
Earnings per share-basic	$3.26	$2.93	$9.28	$8.25
Earnings per share-assuming dilution	$3.22	$2.90	$9.15	$8.14

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	784	271	620	319
Weighted-average exercise price per share of antidilutive stock options (1)	$246.65	$267.66	$258.75	$264.88

(1)	See Note 6 for further information concerning the terms of the Company’s share-based compensation plans.

For the three and nine months ended September 30, 2017 and 2016, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

Subsequent to the end of the third quarter and through November 7, 2017, the Company repurchased an additional 0.4 million shares of its common stock under its share repurchase program, at an average price of $209.61, for a total investment of $85.2 million.

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

As previously reported, on June 18, 2015, a jury in Greene County, Missouri, returned an unfavorable verdict in a litigated contract dispute in the matter Meridian Creative Alliance vs. O’Reilly Automotive Stores, Inc. et. al. in the amount of $12.5 million. As previously reported, the verdict was appealed, reversed in part and remanded to the trial court for a new trial. The matter has been set for trial to commence May 7, 2018, in the Circuit Court of Greene County, Missouri. The Company will continue to vigorously defend the matter. As of September 30, 2017, the Company had accrued $18.6 million with respect to this matter.

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

In March of 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, several aspects of the accounting for share-based payment transactions, including tax consequence, classification of awards as equity or liabilities, and classification on the statement of cash flows, were changed. The Company adopted this guidance with its first quarter ending March 31, 2017. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur; this change was applied using the modified retrospective transition method with a cumulative effect adjustment of $0.3 million to opening “Retained earnings” on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2017. The Company applied the amendments related to the presentation of tax withholdings on the statements of cash flows using the retrospective transition method, which resulted in $0.2 million of tax withholdings being reclassified from “Net cash provided by operating activities” to “Net cash used in financing activities” on the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016. The Company elected to apply the amendments related to the presentation of excess tax benefits on the statements of cash flows using the retrospective transition method, which resulted in $46.0 million of excess tax benefits related to share-based compensation being reclassified from “Net cash used in financing activities” to “Net cash provided by operating activities” in the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016. ASU 2016-09 amendments related to accounting for excess tax benefits in the income statement have been adopted prospectively, resulting in the reduction of $2.8 million and $35.3 million in “Provision for income taxes” in the accompanying Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2017, respectively, which lowered the Company’s effective tax rate, increased dilutive shares outstanding and increased diluted earnings per share for the three and nine months ended September 30, 2017, by $0.02 and $0.35, respectively.

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
•our results of operations for the three and nine months ended September 30, 2017 and 2016;

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

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets. We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains. We plan to open 190 net, new stores in 2017, in addition to the conversion of 48 stores acquired from Bond Auto Parts (“Bond”) in December 2016, as previously announced, and plan to open 200 net, new stores in 2018. We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing unsecured revolving credit facility. During the three months ended September 30, 2017, we opened 52 stores and closed two stores. During the nine months ended September 30, 2017, we opened 162 stores and closed seven stores and, as of that date, operated 4,984 stores in 47 states.

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

•
Number of Miles Driven – The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket. In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation. According to the Department of Transportation, the number of total miles driven in the U.S. increased 2.4%, 3.5% and 1.8% in 2016, 2015 and 2014, respectively, and through August of 2017, year-to-date miles driven increased 1.4%. We would expect to continue to see modest improvements in total miles driven in the U.S., supported by an increasing number of registered vehicles on the road, resulting in continued demand for automotive aftermarket products.

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age – The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by The Auto Care Association, the total number of registered vehicles increased 7% from 2006 to 2016, bringing the number of light vehicles on the road to 264 million by the end of 2016. For the year ended December 31, 2016, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 18.3 million, and for 2017, the SAAR is estimated to be approximately 18.5 million, contributing to the continued growth in the total number of registered vehicles on the road. In the past decade, vehicle scrappage rates have remained relatively stable, ranging from 4.3% to 5.7% annually. As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 22%, from 9.5 years in 2006 to 11.6 years in 2016. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of vehicles on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment – Unemployment, underemployment, the threat of future joblessness and the uncertainty surrounding the overall economic health of the U.S. have a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment have historically impeded the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. As of December 31, 2016, the U.S. unemployment rate was 4.7%, and as of September 30, 2017, the U.S. unemployment rate was 4.2%. We believe total employment should remain at healthy levels with marginal improvements, and we would expect to see an increase in commuter traffic with a growing work force, further aiding the positive trend of growth of total miles driven in the U.S. and demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

RESULTS OF OPERATIONS

Sales:
Sales for the three months ended September 30, 2017, increased $119 million to $2.34 billion from $2.22 billion for the same period one year ago, representing an increase of 5%. Sales for the nine months ended September 30, 2017, increased $293 million to $6.79 billion from $6.49 billion for the same period one year ago, representing an increase of 5%. Comparable store sales for stores open at least one year increased 1.8% and 4.2% for the three months ended September 30, 2017 and 2016, respectively. Comparable store sales for stores open at least one year increased 1.5% and 4.8% for the nine months ended September 30, 2017 and 2016, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members, as well as sales from Leap Day during the nine months ended September 30, 2016.

The following table presents the components of the increase in sales for the three and nine months ended September 30, 2017 (in millions):

	Increase in Sales for the Three Months Ended September 30, 2017, Compared to the Same Period in 2016	Increase in Sales for the Nine Months Ended September 30, 2017, Compared to the Same Period in 2016
Store sales:
Comparable store sales, including sales from the 48 acquired Bond stores	$57	$144
Non-comparable store sales:
Sales for stores opened throughout 2016, excluding stores open at least one year that are included in comparable store sales	29	117
Sales for stores opened throughout 2017	35	63
Sales from Leap Day in 2016	—	(25)
Sales in 2016 for stores that have closed	(1)	(4)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	(1)	(2)
Total increase in sales	$119	$293

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

Our comparable store sales increases for the three and nine months ended September 30, 2017, were driven by increases in average ticket values for both DIY and professional service provider customers, partially offset by negative customer transaction counts from both our DIY and professional service provider customers. The improvements in average ticket values were the result of the increasing complexity and cost of replacement parts necessary to maintain the current population of better engineered and more technically advanced vehicles. These better engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time. When repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values; however, the decrease in repair frequency creates pressure on customer transaction counts. Customer transaction counts during the current periods were also negatively impacted by softer industry demand, resulting, in part, from the second consecutive, unseasonably mild winter weather and a cool, wet summer in many of our markets. The mild winter weather did not stress vehicle components to the degree more typical harsh winter weather would, which resulted in a lower level of automobile parts breakage and associated demand for our products. The cool, wet summer in many of our markets resulted in a lower level of demand, as the absence of typical seasonally high temperatures resulted in fewer temperature related vehicle repairs.

We opened 50 and 155 net, new stores during the three and nine months ended September 30, 2017, respectively, compared to 52 and 141 net, new stores for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, we operated 4,984 stores in 47 states compared to 4,712 stores in 45 states at September 30, 2016. We anticipate total new store growth to be 190 net, new store openings in 2017, slightly below the 2016 net, new store openings due to the resources necessary to convert the 48 Bond stores acquired in December 2016 to our systems, inventory selection and décor packages during 2017, and 200 net, new store openings in 2018.

Gross profit:
Gross profit for the three months ended September 30, 2017, increased to $1.23 billion (or 52.6% of sales) from $1.17 billion (or 52.7% of sales) for the same period one year ago, representing an increase of 5%. Gross profit for the nine months ended September 30, 2017, increased to $3.56 billion (or 52.5% of sales) from $3.39 billion (or 52.3% of sales) for the same period one year ago, representing an increase of 5%. The increase in gross profit dollars for the three months ended September 30, 2017, was the result of sales from new stores, the increase in comparable store sales at existing stores and sales from the 48 acquired Bond stores. The increase in gross profit dollars for the nine months ended September 30, 2017, was the result of sales from new stores, the increase in comparable store sales at existing stores and sales from the 48 acquired Bond stores, partially offset by prior year gross profit dollars generated from one additional day due to Leap Day. The decrease in gross profit as a percentage of sales for the three months ended September 30, 2017, was primarily due to lower merchandise margin, higher inventory shrinkage and deleverage of fixed costs, partially offset by a smaller non-cash last-in, first-out (“LIFO”) impact. The lower merchandise margin was primarily the result of merchandise mix, driven by the unfavorable weather conditions during the three months ended September 30, 2017. The higher inventory shrinkage was primarily cyclical in nature, following a period of lower than average shrinkage trends. The deleverage of fixed costs was the result of soft comparable store sales during the three months ended September 30, 2017. The smaller non-cash LIFO impact is the result of fewer product acquisition cost improvements during the three months ended September 30, 2017, as compared to the same period in the prior year. Our policy is to not write up inventory in excess of replacement cost, and accordingly, we are effectively valuing our inventory at replacement cost. During the three months ended September 30, 2017 and 2016, our LIFO costs were written down by approximately $3 million and $10 million, respectively, to reflect replacement cost. The increase in gross profit as a percentage of sales for the nine months ended September 30, 2017, was primarily due to a smaller LIFO impact, partially offset by lower merchandise margin and deleverage of fixed costs. During the nine months ended September 30, 2017 and 2016, our LIFO costs were written down by approximately $20 million and $47 million, respectively, to reflect replacement cost. The lower merchandise margin was primarily the result of merchandise mix, driven by the unfavorable weather conditions during the nine months ended September 30, 2017. The deleverage of fixed costs was the result of soft comparable store sales during the nine months ended September 30, 2017.

Selling, general and administrative expenses:
Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2017, increased to $768 million (or 32.8% of sales) from $722 million (or 32.5% of sales) for the same period one year ago, representing an increase of 6%. SG&A for the nine months ended September 30, 2017, increased to $2.24 billion (or 33.0% of sales) from $2.10 billion (or 32.4% of sales) for the same period one year ago, representing an increase of 6%. The increase in total SG&A dollars for the three months ended September 30, 2017, was primarily the result of additional Team Members, facilities and vehicles to support our increased sales and store count. The increase in total SG&A dollars for the nine months ended September 30, 2017, was primarily the result of additional Team Members, facilities and vehicles to support our increased sales and store count, partially offset by a $9.1 million benefit from the reduction in our legal accrual following the expiration of the statute of limitations related to a legacy claim and prior year incremental SG&A expenses incurred from one additional day due to Leap Day. The increases in SG&A as a percentage of sales for the three and nine months ended September 30, 2017, were primarily due to deleverage of store operating costs on soft comparable store sales during the current periods.

Operating income:
As a result of the impacts discussed above, operating income for the three months ended September 30, 2017, increased to $462 million (or 19.7% of sales) from $448 million (or 20.2% of sales) for the same period one year ago, representing an increase of 3%. As a result of the impacts discussed above, operating income for the nine months ended September 30, 2017, increased to $1.32 billion (or 19.5% of sales) from $1.29 billion (or 19.9% of sales) for the same period one year ago, representing an increase of 2%.

Other income and expense:
Total other expense for the three months ended September 30, 2017, increased to $22 million (or 1.0% of sales) from $16 million (or 0.7% of sales) for the same period one year ago, representing an increase of 41%. Total other expense for the nine months ended September 30, 2017, increased to $61 million (or 0.9% of sales) from $45 million (or 0.7% of sales) for the same period one year ago, representing an increase of 36%. The increases in total other expense for the three and nine months ended September 30, 2017, were primarily the result of increased interest expense on higher average outstanding borrowings and increased amortization of debt issuance costs.

Income taxes:
Our provision for income taxes for the three months ended September 30, 2017, increased to $156 million (or 6.7% of sales) from $153 million (or 6.9% of sales) for the same period one year ago, representing an increase of 2%. Our provision for income taxes for the nine months ended September 30, 2017, decreased to $430 million (or 6.3% of sales) from $455 million (or 7.0% of sales) for the same period one year ago, representing a decrease of 6%. Our effective tax rate for the three months ended September 30, 2017, was 35.4% of income before income taxes, compared to 35.5% for the same period one year ago. Our effective tax rate for the nine months ended September 30, 2017, was 34.1% of income before income taxes, compared to 36.5% for the same period one year ago. The increase in our provision for income taxes for the three months ended September 30, 2017, was primarily the result of higher taxable income in the three months ended September 30, 2017, partially offset by the adoption of Accounting Standard Update No. 2016-09, which provided a benefit of $3 million to the provision for income taxes. The decrease in our provision for income taxes for the nine months ended September 30, 2017, was primarily the result of the adoption of Accounting Standard Update No. 2016-09 in 2017, which provided a benefit of $35 million to the provision for income taxes, partially offset by higher taxable income. The decreases in our effective tax rate for the three and nine months ended September 30, 2017, were primarily the result of the adoption of Accounting Standard Update No. 2016-09 in 2017, which provided a benefit of 63 basis points and 279 basis points to the effective tax rate for the three and nine months ended September 30, 2017, respectively.

Net income:
As a result of the impacts discussed above, net income for the three months ended September 30, 2017, increased to $284 million (or 12.1% of sales) from $278 million (or 12.5% of sales) for the same period one year ago, representing an increase of 2%. As a result of the impacts discussed above, net income for the nine months ended September 30, 2017, increased to $831 million (or 12.3% of sales) from $792 million (or 12.2% of sales) for the same period one year ago, representing an increase of 5%.

Earnings per share:
Our diluted earnings per common share for the three months ended September 30, 2017, increased 11% to $3.22 on 88 million shares from $2.90 on 96 million shares for the same period one year ago. Our diluted earnings per common share for the nine months ended September 30, 2017, increased 12% to $9.15 on 91 million shares from $8.14 on 97 million shares for the same period one year ago. Due to the adoption of Accounting Standard Update No. 2016-09, our diluted earnings per common share for the three and nine months ended September 30, 2017, included a benefit of $0.02 and $0.35, respectively, comprised of a $0.03 and $0.39 earnings per share increase, respectively, from a lower effective tax rate, partially offset by a $0.01 and $0.04, respectively, earnings per share decrease from an increase in the number of weighted-average common shares outstanding - assuming dilution.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2017 and 2016 (in thousands):

	For the Nine Months Ended September 30,
Liquidity:	2017	2016
Total cash provided by/(used in):
Operating activities (1)	$1,087,419	$1,214,259
Investing activities	(347,922)	(352,698)
Financing activities (1)	(848,808)	(417,542)
Net (decrease) increase in cash and cash equivalents	$(109,311)	$444,019

Capital expenditures	$347,756	$356,234
Free cash flow (2)	$704,381	$811,991

(1)	Prior period amount has been reclassified to conform to current period presentation, due to the Company’s adoption of a new accounting standard during the first quarter ended March 31, 2017.

(2)	Calculated as net cash provided by operating activities, less capital expenditures and excess tax benefit from share-based compensation payments for the period.

Operating activities:
The decrease in net cash provided by operating activities during the nine months ended September 30, 2017, compared to the same period in 2016, was primarily due to a smaller decrease in our net inventory investment, partially offset by an increase in net income and a larger increase in deferred income taxes. The smaller decrease in our net inventory investment is primarily the result of fewer new suppliers entering our supplier financing programs in 2017, as compared to 2016. The larger increase in deferred income taxes is primarily the result of additional depreciation recognized for income tax purposes, as compared to the same period in the prior year.

Investing activities:
The decrease in net cash used in investing activities during the nine months ended September 30, 2017, compared to the same period in 2016, was primarily the result of a decrease in capital expenditures. The decrease in capital expenditures was primarily related to the timing of property acquisitions, closings, construction costs for new stores and the mix of owned versus leased stores opened during the current period, as compared to the same period in the prior year.

Financing activities:
The increase in net cash used in financing activities during the nine months ended September 30, 2017, compared to the same period in 2016, was primarily attributable to an increase in repurchases of our common stock during the current period, as compared to the same period in the prior year, partially offset by a higher level of net borrowings during the current period, as compared to the same period in the prior year.

Unsecured revolving credit facility:
On April 5, 2017, the Company entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for a five-year $1.20 billion unsecured revolving credit facility (the “Revolving Credit Facility”) arranged by JPMorgan Chase Bank, N.A., which is scheduled to mature in April 2022. The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings. As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $600 million, provided that the aggregate amount of the commitments does not exceed $1.80 billion at any time.

In conjunction with the closing of the Credit Agreement, the Company’s previous credit agreement, which was originally entered into on January 14, 2011, as amended, was terminated (the “Terminated Credit Agreement”), and all outstanding loans and commitments, including the guarantees of each of the subsidiary guarantors, under the Terminated Credit Agreement were terminated and replaced by the loans and commitments under the Credit Agreement. None of our subsidiaries are guarantors or obligors under the Credit Agreement.

As of September 30, 2017, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $41 million, reducing the aggregate availability under the Credit Agreement by that amount. As of September 30, 2017, we had outstanding borrowings under the Revolving Credit Facility in the amount of $269 million.

Senior Notes:
On August 17, 2017, we issued $750 million aggregate principal amount of unsecured 3.600% Senior Notes due 2027 (“3.600% Senior Notes due 2027”) at a price to the public of 99.840% of their face value with UMB Bank, N.A. (“UMB”) as trustee. Interest on the 3.600% Senior Notes due 2027 is payable on March 1 and September 1 of each year, beginning on March 1, 2018, and is computed on the basis of a 360-day year.

We have issued a cumulative $2.65 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2027, with UMB as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year. None of our subsidiaries are guarantors under the Senior Notes.

Debt covenants:
The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures. These covenants are, however, subject to a number of important limitations and exceptions. As of September 30, 2017, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 5.90 times and 6.14 times as of September 30, 2017 and 2016, respectively, and a consolidated leverage ratio of 1.95 times and 1.53 times as of September 30, 2017 and 2016, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Twelve Months Ended September 30,
	2017	2016
GAAP net income	$1,077,519	$1,010,237
Add: Interest expense	83,258	66,340
Rent expense	295,083	279,863
Provision for income taxes	574,491	585,650
Depreciation expense	228,815	212,208
Amortization expense	1,104	1,430
Non-cash share-based compensation	19,323	19,614
Non-GAAP EBITDAR	$2,279,593	$2,175,342

Interest expense	$83,258	$66,340
Capitalized interest	8,298	7,976
Rent expense	295,083	279,863
Total fixed charges	$386,639	$354,179

Consolidated fixed charge coverage ratio	5.90	6.14

GAAP debt	$2,900,816	$1,886,501
Stand-by letters of credit	41,258	38,618
Discount on senior notes	3,894	3,295
Debt issuance costs	14,290	10,204
Five-times rent expense	1,475,415	1,399,315
Non-GAAP adjusted debt	$4,435,673	$3,337,933

Consolidated leverage ratio	1.95	1.53

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the nine months ended September 30, 2017 and 2016 (in thousands):

		For the Nine Months Ended September 30,
		2017	2016
Cash provided by operating activities (1)		$1,087,419	$1,214,259
Less:	Capital expenditures	347,756	356,234
	Excess tax benefit from share-based compensation	35,282	46,034
Free cash flow		$704,381	$811,991

(1)	Prior period amount has been reclassified to conform to current period presentation, due to the Company’s adoption of a new accounting standard during the first quarter ended March 31, 2017.

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

Share repurchase program:
In January of 2011, our Board of Directors approved a share repurchase program. Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on May 10, 2017, and September 1, 2017, our Board of Directors each time approved a resolution to increase the authorization amount under our share repurchase program by an additional $1.00 billion, resulting in a cumulative authorization amount of $9.75 billion. Each additional authorization is effective for a three-year period, beginning on its respective announcement date.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Shares repurchased	2,743	367	8,047	3,673
Average price per share	$200.70	$281.04	$235.26	$261.32
Total investment	$550,530	$102,941	$1,893,068	$959,743

As of September 30, 2017, we had $995 million remaining under our share repurchase program. Subsequent to the end of the third quarter and through November 7, 2017, we repurchased 0.4 million additional shares of our common stock under our share repurchase program, at an average price of $209.61, for a total investment of $85 million. We have repurchased a total of 65.4 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through November 7, 2017, at an average price of $135.17, for a total aggregate investment of $8.84 billion.

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

In March of 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, several aspects of the accounting for share-based payment transactions, including tax consequence, classification of awards as equity or liabilities, and classification on the statement of cash flows, were changed. We adopted this guidance with our first quarter ending March 31, 2017. Upon adoption of ASU 2016-09, we elected to change our accounting policy to account for forfeitures as they occur; this change was applied using the modified retrospective transition method with a cumulative effect adjustment of $0.3 million to opening “Retained earnings” on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2017. We applied the amendments related to the presentation of tax withholdings on the statements of cash flows using the retrospective transition method, which resulted in $0.2 million of tax withholdings being reclassified from “Net cash provided by operating activities” to “Net cash used in financing activities” on the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016. We elected to apply the amendments related to the presentation of excess tax benefits on the statements of cash flows using the retrospective transition method, which resulted in $46 million of excess tax benefits related to share-based compensation being reclassified from “Net cash used in financing activities” to “Net cash provided by operating activities” in the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016. ASU 2016-09 amendments related to accounting for excess tax benefits in the income statement have been adopted prospectively, resulting in the reduction of $3 million and $35 million in “Provision for income taxes” in the accompanying Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2017, respectively, which lowered our effective tax rate, increased dilutive shares outstanding and increased diluted earnings per share for the three and nine months ended September 30, 2017, by $0.02 and $0.35, respectively.

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

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. As of September 30, 2017, we had outstanding borrowings under our Revolving Credit Facility in the amount of $269 million, at the weighted-average variable interest rate of 2.283%. At this borrowing level, a 0.25% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $0.7 million.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of September 30, 2017, our cash and cash equivalents totaled $37 million.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously reported, on June 18, 2015, a jury in Greene County, Missouri, returned an unfavorable verdict in a litigated contract dispute in the matter Meridian Creative Alliance vs. O’Reilly Automotive Stores, Inc. et. al. in the amount of $12.5 million. As previously reported, the verdict was appealed, reversed in part and remanded to the trial court for a new trial. The matter has been set for trial to commence May 7, 2018, in the Circuit Court of Greene County, Missouri. The Company will continue to vigorously defend the matter. As of September 30, 2017, the Company had accrued $18.6 million with respect to this matter.

Item 1A. Risk Factors

As of September 30, 2017, there have been no material changes in O’Reilly Automotive, Inc. and its subsidiaries’ risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

O’Reilly Automotive, Inc. and its subsidiaries (the “Company”) had no sales of unregistered securities during the nine months ended September 30, 2017. The following table identifies all repurchases during the three months ended September 30, 2017, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
July 1, 2017, through July 31, 2017	—	$—	—	$545,288
August 1, 2017, through August 31, 2017	1,999	200.82	1,999	143,757
September 1, 2017, through September 30, 2017	744	200.38	744	$994,758
Total as of September 30, 2017	2,743	$200.70	2,743

(1)
Under the Company’s share repurchase program, as approved by its Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on May 10, 2017, and September 1, 2017, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $9.8 billion. Each additional authorization is effective for a three-year period, beginning on its respective announcement date. The authorization under the share repurchase program that currently has capacity is scheduled to expire on September 1, 2020. No other share repurchase programs existed during the nine months ended September 30, 2017.

Subsequent to the end of the third quarter and through November 7, 2017, the Company repurchased an additional 0.4 million shares of its common stock under its share repurchase program, at an average price of $209.61, for a total investment of $85.2 million. The Company has repurchased a total of 65.4 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through November 7, 2017, at an average price of $135.17, for a total aggregate investment of $8.8 billion.

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
4.1
Second Supplemental Indenture, dated as of August 17, 2017, by and between O’Reilly Automotive, Inc. and UMB Bank N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2017, is incorporated herein by this reference.

4.2	Form of Note for 3.600% Senior Notes due 2027, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2017, is incorporated herein by this reference.
10.1
Form of Stock Option Grant Notice and Agreement, dated as of July 10, 2017, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 7, 2017, is incorporated herein by this reference.

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

O’REILLY AUTOMOTIVE, INC.

November 7, 2017	/s/	Greg L. Henslee
Date	Greg L. Henslee
Chief Executive Officer
(Principal Executive Officer)

November 7, 2017	/s/	Thomas McFall
Date	Thomas McFall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)