Form 10-K
period 2017-12-31
O REILLY AUTOMOTIVE INC
filed 2018-02-28
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At February 19, 2018, an aggregate of 83,670,900 shares of common stock of the registrant was outstanding.

At June 30, 2017, the aggregate market value of the voting stock held by non-affiliates of the Company was $13,884,808,148 based on the last price of the common stock reported by The NASDAQ Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, are incorporated by reference into Part III.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, the impact of the U.S. Tax Cuts and Jobs Act, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the economy in general, inflation, product demand, the market for auto parts, competition, weather, risks associated with the performance of acquired businesses, our ability to hire and retain qualified employees, consumer debt levels, our increased debt levels, credit ratings on public debt, governmental regulations, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of this annual report on Form 10-K for the year ended December 31, 2017, for additional factors that could materially affect our financial performance. Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

At December 31, 2017, we operated 5,019 stores in 47 states. Our stores carry an extensive product line, including

•
new and remanufactured automotive hard parts, such as alternators, batteries, brake system components, belts, chassis parts, driveline parts, engine parts, fuel pumps, hoses, starters, temperature control and water pumps;

•	maintenance items, such as antifreeze, appearance products, engine additives, filters, fluids, lighting, oil and wiper blades; and

•	accessories, such as floor mats, seat covers and truck accessories.

Our stores offer many enhanced services and programs to our customers, such as

•	battery diagnostic testing;

•	battery, wiper and bulb replacement;

•	check engine light code extraction;

•	custom hydraulic hoses;

•	drum and rotor resurfacing;

•	electrical and module testing;

•	loaner tool program;

•	machine shops;

•	professional paint shop mixing and related materials; and

•	used oil, oil filter and battery recycling.

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

In 2017, we derived approximately 58% of our sales from our DIY customers and approximately 42% of our sales from our professional service provider customers. Historically, we have increased our sales to professional service provider customers at a faster pace than the increase in our sales to DIY customers due to the more fragmented nature of the professional service provider business, which offers a greater opportunity for consolidation. We believe we will continue to have a competitive advantage on the professional service provider portion of our business, due to our systems, knowledge and experience serving the professional service provider side of the automotive aftermarket, supported by our approximately 780 full-time sales staff dedicated solely to calling upon and servicing the professional service provider customer. We will also continue to expand and enhance the level of offerings focused on growing our DIY business and will continue to execute our proven dual market strategy in both existing and new markets.

Superior Customer Service:
We seek to provide our customers with an efficient and pleasant in-store experience by maintaining attractive stores in convenient locations with a wide selection of automotive products. We believe the satisfaction of DIY and professional service provider customers is substantially dependent upon our ability to provide, in a timely fashion, the specific automotive products needed to complete their repairs. Accordingly, each O’Reilly store carries, or has same or next day availability to, a broad selection of automotive products designed to cover a wide range of vehicle applications. We continuously refine the inventory levels and assortments carried in each of our stores and within our network, based in large part on the sales movement tracked by our inventory control system, market vehicle registration data, failure rates and management’s assessment of the changes and trends in the marketplace. We have no material backorders for the products we sell.

We seek to attract new DIY and professional service provider customers and retain existing customers by offering superior customer service, the key elements of which are identified below:

•	superior in-store service through highly-motivated, technically-proficient store personnel (“Professional Parts People”);

•	an extensive selection and availability of products;

•	attractive stores in convenient locations;

•	competitive pricing, supported by a good, better, best product assortment designed to meet all of our customers’ quality and value preferences; and

•
a robust point-of-sale system integrated with our proprietary electronic catalog, which contains a wide variety of product images, schematics and technical specifications and equips our Team Members with highly effective tools to source products in our extensive supply network.

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

Strategic Regional Tiered Distribution Network:
We believe our commitment to a robust, regional, tiered distribution network provides superior replenishment and access to hard-to-find parts and enables us to optimize product availability and inventory levels throughout our store network. Our strategic, regional, tiered distribution network includes DCs and Hub stores. Our inventory management and distribution systems electronically link each of our stores to one or more DCs, which provides for efficient inventory control and management. We currently operate 27 regional DCs, which provide our stores with same-day or overnight access to an average of 157,000 stock keeping units (“SKUs”), many of which are hard-to-find items not typically stocked by other auto parts retailers. To augment our robust distribution network, we operate 331 Hub stores that also provide delivery service and same-day access to an average of 48,000 SKUs to other stores within the surrounding area. We believe this timely access to a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

Experienced Management Team:
Our Company philosophy is to “promote from within” and the vast majority of our senior management, district managers and store managers have been promoted from within the Company. We augment this promote from within philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience. We have a strong management team comprised of 190 senior managers who average 19 years of service; 244 corporate managers who average 16 years of service; and 496 district managers who average 12 years of service. Our management team has demonstrated the consistent ability to successfully execute our business plan and growth strategy by generating 25 consecutive years of record revenues and earnings and positive comparable store sales results since becoming a public company in April of 1993.

Growth Strategy

Aggressively Open New Stores:
We intend to continue to consolidate the fragmented automotive aftermarket. During 2017, we opened 190 net, new stores and we plan to open approximately 200 net, new stores in 2018, which will increase our penetration in existing markets and allow for expansion into new, contiguous markets. The sites for these new stores have been identified, and to date, we have not experienced significant difficulties in locating suitable sites for construction of new stores or identifying suitable acquisition targets for conversion to O’Reilly stores. We typically open new stores by

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

Selectively Pursue Strategic Acquisitions:
The automotive aftermarket industry is still highly fragmented, and we believe the ability of national auto parts chains, such as ourselves, to operate more efficiently and effectively than smaller independent operators will result in continued industry consolidation. Our intention is to continue to selectively pursue strategic acquisitions that will strengthen our position as a leading automotive aftermarket parts supplier in existing markets and provide a springboard for expansion into new markets.

Continually Enhance Store Design and Location:
Our current prototype store design features optimized square footage, high ceilings, convenient interior store layouts, in-store signage, bright lighting, convenient ingress and egress and parking, and dedicated counters to serve professional service provider customers, each designed to increase sales and operating efficiencies and enhance overall customer service. We continually update the location and condition of our store network through systematic renovation and relocation of our existing stores to enhance store performance. During 2017, we relocated 22 stores and renovated 25 stores. We believe that our ability to consistently achieve growth in comparable store sales is due in part to our commitment to maintaining an attractive store network, which is strategically located to best serve our customers.

Enhance and Improve Customer Omnichannel Experience:
Regardless of how our customers begin their interaction, whether in-store, over the telephone or electronically, and complete their transaction, whether in-store or delivery to their home or business, our goal is to provide excellent customer service and a seamless experience. Our user-friendly websites, www.oreillyauto.com and www.firstcallonline.com, allow our customers to search product and repair content, check the in-store availability of our products, and place orders for either delivery or in-store pickup. We continue to enhance the functionality of our websites to provide our customers with a user-friendly and convenient shopping experience, as well as a robust product and repair content information resource, which will continue to build the O’Reilly Brand.

Team Members

As of January 31, 2018, we employed 75,289 Team Members (45,440 full-time Team Members and 29,849 part-time Team Members), of whom 64,104 were employed at our stores, 8,148 were employed at our DCs and 3,037 were employed at our corporate and regional offices. A union represents 49 stores (477 Team Members) in the Greater Bay Area in California and has for many years. In addition, approximately 67 Team Members who drive over-the-road trucks in two of our DCs are represented by labor unions. Except for these Team Members, our Team Members are not represented by labor unions. Our tradition for 61 years has been to treat all of our Team Members with honesty and respect and to commit significant resources to instill in them our “Live Green” culture, which emphasizes the importance of each Team Member’s contribution to the success of O’Reilly. This focus on professionalism and respect has created an industry-leading team, and we consider our relations with our Team Members to be excellent.

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

When entering new, more densely populated markets, we generally seek to initially open several stores within a short span of time in order to maximize the effect of initial promotional programs and achieve economies of scale. After opening this initial cluster of new stores, we begin penetrating the less densely populated surrounding areas. As these store clusters mature, we evaluate the need to open additional locations in the more densely populated markets where we believe opportunities exist to expand our market share or to improve the level of service provided in high volume areas. This strategy enables us to achieve additional distribution and advertising efficiencies in each market.

Store Locations and Size:
As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national chain selling primarily to the retail automotive aftermarket. Our stores, on average, carry approximately 23,000 SKUs and average approximately 7,300 total square feet in size. At December 31, 2017, we had a total of approximately 37 million square feet in our 5,019 stores. Our stores are served primarily by the nearest DC, which averages 157,000 SKUs, but also have same-day access to the broad selection of inventory available at one of our 331 Hub stores, which, on average, carry approximately 48,000 SKUs and average approximately 10,900 square feet in size.

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

The following table sets forth the geographic distribution and activity of our stores as of December 31, 2017 and 2016:

	December 31, 2016		2017 Net, New Stores		December 31, 2017
State	Store Count	% of Total Store Count	Store Change	% of Total Store Change	Store Count	% of Total Store Count	Cumulative % of Total Store Count
Texas	667	13.8%	23	12.1%	690	13.7%	13.7%
California	534	11.0%	7	3.7%	541	10.8%	24.5%
Missouri	195	4.0%	5	2.6%	200	4.0%	28.5%
Georgia	187	3.9%	9	4.7%	196	3.9%	32.4%
Illinois	186	3.9%	7	3.7%	193	3.8%	36.2%
Florida	163	3.4%	17	8.9%	180	3.6%	39.8%
Ohio	169	3.5%	11	5.8%	180	3.6%	43.4%
Tennessee	162	3.4%	5	2.6%	167	3.3%	46.7%
Michigan	158	3.3%	4	2.1%	162	3.2%	49.9%
North Carolina	155	3.2%	7	3.7%	162	3.2%	53.1%
Washington	155	3.2%	1	0.5%	156	3.1%	56.2%
Arizona	136	2.8%	1	0.5%	137	2.7%	58.9%
Alabama	125	2.6%	7	3.7%	132	2.6%	61.5%
Indiana	120	2.5%	6	3.2%	126	2.5%	64.0%
Minnesota	119	2.5%	3	1.6%	122	2.4%	66.4%
Oklahoma	121	2.5%	—	0.0%	121	2.4%	68.8%
Wisconsin	118	2.4%	2	1.1%	120	2.4%	71.2%
Louisiana	109	2.3%	7	3.7%	116	2.3%	73.5%
Arkansas	107	2.2%	3	1.6%	110	2.2%	75.7%
South Carolina	91	1.9%	13	6.7%	104	2.1%	77.8%
Colorado	99	2.1%	2	1.1%	101	2.0%	79.8%
Kentucky	77	1.6%	11	5.8%	88	1.8%	81.6%
Kansas	82	1.7%	2	1.1%	84	1.7%	83.3%
Mississippi	75	1.6%	—	0.0%	75	1.5%	84.8%
Iowa	73	1.5%	1	0.5%	74	1.5%	86.3%
Virginia	66	1.4%	8	4.2%	74	1.5%	87.8%
Oregon	66	1.4%	3	1.6%	69	1.4%	89.2%
Utah	61	1.3%	—	0.0%	61	1.2%	90.4%
Nevada	54	1.1%	1	0.5%	55	1.1%	91.5%
New Mexico	52	1.1%	1	0.5%	53	1.1%	92.6%
Nebraska	41	0.8%	2	1.1%	43	1.0%	93.6%
Idaho	40	0.8%	2	1.1%	42	0.9%	94.5%
Maine	35	0.7%	—	0.0%	35	0.7%	95.2%
New Hampshire	38	0.8%	(3)	(1.6)%	35	0.7%	95.9%
Massachusetts	30	0.6%	2	1.1%	32	0.6%	96.5%
Montana	27	0.6%	—	0.0%	27	0.5%	97.0%
Vermont	24	0.5%	—	0.0%	24	0.5%	97.5%
Wyoming	20	0.4%	1	0.5%	21	0.4%	97.9%
Pennsylvania	12	0.2%	5	2.6%	17	0.3%	98.2%
South Dakota	16	0.3%	1	0.5%	17	0.3%	98.5%
Alaska	15	0.3%	—	0.0%	15	0.3%	98.8%
North Dakota	15	0.3%	—	0.0%	15	0.3%	99.1%
West Virginia	12	0.2%	3	1.6%	15	0.3%	99.4%
Connecticut	5	0.1%	7	3.7%	12	0.2%	99.6%
Hawaii	12	0.2%	—	0.0%	12	0.2%	99.8%
Rhode Island	3	0.1%	2	1.1%	5	0.1%	99.9%
New York	2	—%	1	0.5%	3	0.1%	100.0%
Total	4,829	100.0%	190	100.0%	5,019	100.0%

Store Layout:
We utilize a computer-assisted store layout system to provide a uniform and consistent front room retail merchandise presentation and customize our hard-parts inventory assortment to meet the specific needs of each particular market area. Front room merchandise is arranged to provide easy customer access, maximum selling space and to prominently display high-turnover products and accessories to customers. To ensure the best customer experience possible, we have selectively implemented bilingual, in-store signage based on the demographics in each store’s geographic area. Aisle displays and end caps are used to feature high-demand, seasonal merchandise, new items and advertised specials.

Store Automation:
To enhance store-level operations and provide consistently high levels of customer service, we operate exclusive store automation systems that deliver quick point-of-sale transaction processing times, reduce our customers’ checkout time, ensure accuracy and provide our Professional Parts People with immediate access to our proprietary electronic parts catalog, part images, technical schematics and pricing information based on each individual customer’s specific vehicle make, model and year.  These systems track in-store inventory availability and, through connectivity with our DC and corporate systems, allow real-time access to inventory available in nearby stores and DCs throughout our network.  Our systems also capture detailed sales information, which assists management in strategic planning, inventory control and distribution efficiency, and provide a mechanism to deliver ongoing Team Member training through our integrated digital learning platform.

Management Structure

Each of our stores is staffed with a store manager and one or more assistant managers, in addition to parts specialists, retail and/or installer service specialists and other positions required to meet the specific needs of each store. Each of our 496 district managers has general supervisory responsibility for an average of ten stores, which provides our stores with a strong operational support.

Store and district managers complete a comprehensive training program to ensure each has a thorough understanding of customer service, leadership, inventory management and store profitability, as well as all other sales and operational aspects of our business model. Store and district managers are also required to complete a structured training program that is specific to their position, including attending a week-long manager development program at the corporate headquarters in Springfield, Missouri. Store and district managers also receive continuous training through online training, field workshops, regional meetings and our annual managers’ conference.

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

We screen prospective Team Members to identify highly motivated individuals who either have experience with automotive parts or repairs, or automotive aptitude. New store Team Members go through a comprehensive orientation focused on the culture of our Company, as well as the requirements for their specific position. Additionally, during their first year of employment, our parts specialists go through extensive automotive systems and product knowledge training to ensure they are able to provide high levels of service to our customers. Once all of the required training has been satisfied, our parts specialists become eligible to take the O’Reilly Certified Parts Professional test. Passing the O’Reilly test helps prepare them to become certified by the National Institute for Automotive Service Excellence (“ASE”).

All of our stores have the ability to service professional service provider customers. For this reason, select Team Members in each store complete extensive sales call training with a regional field sales manager. These Team Members then spend at least one day per week calling on existing and potential professional service provider customers. Additionally, each Team Member engaged in such sales activities participates in quarterly advanced training programs for sales and business development.

Distribution Systems

We believe that our tiered distribution model provides industry-leading parts availability and store in-stock positions, while lowering our inventory carrying costs by controlling the depth of our inventory. Moreover, we believe our ongoing, significant capital investments made in our DC network allow us to efficiently service new stores that are planned to open in contiguous market areas as well as servicing our existing store network. Our distribution expansion strategy complements our new store opening strategy by supporting newly established clusters of stores, and additional penetration into existing markets, in the regions surrounding each DC.

Distribution Centers:
As of December 31, 2017, we operated 27 DCs comprised of approximately 10.8 million operating square feet (see the “Properties” table in Item 2 of this annual report on Form 10-K for a detailed listing of DC operating square footages). Our DCs stock an average of 157,000 SKUs and most DCs are linked to and have the ability to access multiple other regional DCs’ inventory. Our DCs provide five-night-a-week delivery, primarily via a Company-owned fleet, to all of our stores in the continental United States. In addition, stores within an individual DC’s metropolitan area receive multiple daily deliveries from the DC’s “city counter,” many of which receive this service seven days per week. Our DCs provide weekend service to not only the stores they service via their city counters but also to strategic Hub locations, which redistribute products to surrounding stores. Our national Hub store network provides additional service throughout the week, and on weekends, to surrounding stores.

As part of our continuing efforts to enhance our distribution network in 2018, we plan to

•	continue to enhance our distribution network through the engineering, design, expansion or relocation of new or current DCs;

•	continue to utilize routing software to continue to enhance logistics efficiencies;

•	continue to implement labor management software to improve DC productivity and overall operating efficiency;
•continue to define and implement best practices in all DCs; and

•	make proven, return-on-investment based capital enhancements to material handling equipment in DCs, including conveyor systems, picking modules, lift equipment and computer hardware.

Hub stores:
We currently operate 331 strategically located Hub stores. In addition to serving DIY and professional service provider customers in their markets, Hub stores also provide delivery service to our other stores within the surrounding area and access to an expanded selection of SKUs on a same-day basis. Our Hub stores average approximately 10,900 square feet and carry an average of 48,000 SKUs.

Products and Purchasing

Our stores offer DIY and professional service provider customers a wide selection of products for domestic and imported automobiles, vans and trucks. Our merchandise generally consists of nationally recognized, well-advertised, premium name brand products, such as AC Delco, Armor All, Bosch, BWD, Cardone, Castrol, Gates Rubber, Monroe, Moog, Pennzoil, Prestone, Quaker State, STP, Turtle Wax, Valvoline, Wagner, and Wix, and a wide selection of quality proprietary private label products, which span the entire good, better and best value spectrum, under our BestTest®, BrakeBest®, Import Direct®, Master Pro®, Micro-Gard®, Murray®, Omnispark®, O’Reilly Auto Parts®, Precision®, Power Torque®, Super Start®, and Ultima® brands. Our proprietary private label products are produced by nationally recognized manufacturers, meet or exceed original equipment manufacturer specifications and consist of house brands and nationally recognized proprietary bands, which we have acquired or developed over time. Our “good” proprietary brands provide a great combination of quality and value, a characteristic important to our DIY customers, while our “better” and “best” proprietary brands offer options for our more heavy-duty DIY customers, as well as our professional service provider customers, who often prefer higher quality products that can be relied upon to support and grow their businesses.

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

We purchase automotive products in substantial quantities from over 950 suppliers, the five largest of which accounted for approximately 24% of our total purchases in 2017. Our largest supplier in 2017 accounted for approximately 6% of our total purchases and the next four largest suppliers each accounted for approximately 3% to 5% of our total purchases.

Marketing

Marketing to the DIY Customer:
We use an integrated marketing program, which includes radio, direct mail and newspaper distribution, in-store, digital, and social media promotions, and sports and event sponsorships, to aggressively attract DIY customers. The marketing strategy we employ is highly effective and has led to a measurable increase in awareness of the O’Reilly Brand across our geographic footprint. We utilize a combination of brand, product and price messaging to drive retail traffic and purchases, which frequently coincide with key sales events. We also utilize a problem-resolution communication strategy, which encourages vehicle owners to perform regular maintenance on their vehicles, protecting their long-term automotive investment and establishing O’Reilly as their partner for auto parts needs.

To stimulate sales among racing enthusiasts, who we believe individually spend more on automotive products than the general public, we sponsored multiple nationally-televised races and over 1,600 grassroots, local and regional motorsports events throughout 47 states during 2017. We were the title sponsor of two National Association for Stock Car Racing (NASCAR) National series events.

During the fall and winter months, we strategically sponsor National Collegiate Athletic Association (“NCAA”) basketball. Our relationships with over 30 NCAA teams and tournaments have resulted in prominently displayed O’Reilly logos on TV-visible signs throughout the season.

We target Spanish-speaking auto parts customers through marketing efforts that include the use of Spanish language radio, print, and outdoor advertising, as well as sponsorships of local and regional festivals and events.

We invest in digital channels to expand the O’Reilly brand presence online and through mobile devices, as this continues to be an important point of contact with our customers. Search engine optimization and paid search strategies are used to drive traffic to our website, and popular social media platforms are used to provide excellent customer service through interaction and dialogue with our customers.

To show appreciation for our DIY customers for their continued business, we maintain our O’Reilly O’Rewards customer loyalty program. The program provides members with the opportunity to earn points through purchases and other special events and allows members to redeem those points for coupons, which provide discounts on future merchandise purchases in our stores. The programs allow us to reward our customers for their continued business, as well as enhance engagement with our customers to earn more of their business with targeted promotions tailored to their specific needs and purchasing patterns.

Marketing to the Professional Service Provider Customer:
We have approximately 780 full-time O’Reilly sales representatives strategically located across our market areas as part of our First Call program. Each sales representative is dedicated solely to calling upon, selling to and servicing our professional service provider customers. Targeted marketing materials such as flyers, quick reference guides and catalogs are produced and distributed on a regular basis to professional service providers, paint and body shops and fleet customers. Our industry-leading First Call program enables our sales representatives, district managers, and store managers to provide excellent customer service to each of our professional service provider customers by providing the products and services identified below:

•	broad selection of merchandise at competitive prices;

•	dedicated Professional Service Specialists in our stores;

•	multiple, daily deliveries from our stores;

•	same-day or overnight access to thousands of SKUs through seven days a week store inventory replenishments;

•	separate service counter and phone line in our stores dedicated exclusively to service professional service provider customers;

•	trade credit for qualified accounts;

•	First Call Online, a dedicated proprietary Internet based catalog and ordering system designed specifically to connect professional service provider customers directly to our inventory system;

•	Mitchell 1 shop management systems;

•	training and seminars covering topics of interest, such as technical updates, safety and general business management;

•	access to a comprehensive inventory of products and equipment needed to operate and maintain their shop; and

•	Certified Auto Repair Center Program, a program that provides professional service provider customers with business tools they can utilize to profitably grow and market their shops.

Marketing to the Independently Owned Parts Store:
We also sell automotive products directly to independently owned parts stores (“jobber stores”) in certain market areas. These jobber stores are generally located in areas not directly serviced by an O’Reilly store. We administer a proprietary, dedicated and distinct marketing program specifically targeted to jobber stores called Parts City Auto Parts that currently provides automotive products to approximately 180 jobber stores, with total annual sales of approximately $61 million. As a participant in this program, a jobber store, which meets certain financial and operational standards, is permitted to indicate its Parts City Auto Parts membership through the display of a trademarked logo owned by us. In return for a commitment to purchase automotive products from us, we provide computer software for business management, competitive pricing, advertising, marketing and sales assistance to Parts City Auto Parts affiliate stores.

Pricing

We believe that competitive pricing is essential to successfully operate in the automotive aftermarket business. Product pricing is generally established to compete with the pricing of competitors in the market area served by each store. Most products that we sell are priced based upon a combination of internal gross margin targets and competitive reviews, with additional savings offered on some items through special promotional pricing and volume discounts. Consistent with our low price guarantee, each of our stores will match any verifiable price on any in-stock, locally available product of the same or comparable quality offered by our competitors.

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

INDUSTRY ENVIRONMENT

The automotive aftermarket industry includes all products and services purchased for light and heavy-duty vehicles after the original sale. The total size of the automotive aftermarket is estimated to be approximately $287 billion, according to The Auto Care Association. This market is made up of four segments: labor share of professional service provider sales, auto parts share of professional service provider sales, DIY sales and tire sales. O’Reilly’s addressable market within this industry is approximately $90 billion, which includes the auto parts share of professional service provider sales and DIY sales. We do not sell tires or perform for-fee automotive repairs or installations.

Competition

The sale of automotive aftermarket items is highly competitive in many areas, including customer service, product availability, store location, brand recognition and price. We compete in both the DIY and professional service provider portions of the automotive aftermarket and are one of the largest specialty retailers within that market. We compete primarily with

•	national retail and wholesale automotive parts chains (such as AutoZone, Inc., Advance Auto Parts, CARQUEST, NAPA and the Pep Boys - Manny, Moe and Jack, Inc.);

•	regional retail and wholesale automotive parts chains;

•	wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations such as NAPA, CARQUEST, Bumper to Bumper and Auto Value);

•	automobile dealers; and

•	mass merchandisers and online retailers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc. and Amazon.com, Inc.).

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

Inflation and Seasonality

We have been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of supplier incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. To the extent our acquisition costs increase due to price increases industry wide, we have typically been able to pass along these increased costs through higher retail prices for the affected products. As a result, we do not believe our operations have been materially, adversely affected by inflation.

To some extent our business is seasonal, primarily as a result of the impact of weather conditions on customer buying patterns. Store sales, profits and inventory levels have historically been higher in the second and third quarters (April through September) than in the first and fourth quarters (October through March) of the year.

Regulations

We are subject to federal, state and local laws and governmental regulations relating to our business, including, but not limited to, those related to the handling, storage and disposal of hazardous substances, the recycling of batteries and used lubricants, and the ownership and operation of real property.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following paragraphs discuss information about our executive officers:

Greg Henslee, age 57, Chief Executive Officer, has been an O’Reilly Team Member for 33 years. Mr. Henslee’s O’Reilly career began as a Parts Specialist and progressed through the roles of Assistant Store Manager, District Manager, Computer Operations Manager, Director of Computer Operations and Loss Prevention, Vice President of Store Operations, Senior Vice President of Information Systems, Inventory Control, Customer Service, Computer Operations, Pricing and Loss Prevention, Co-President, Chief Executive Officer and Co-President, and Chief Executive Officer and President. Mr. Henslee has held the position of Chief Executive Officer since 2005. In November 2017, Mr. Henslee was appointed to the Board of Directors. Mr. Henslee has been nominated as Executive Vice Chairman of the Board and will serve in that role, subject to his election as a director at O’Reilly’s Annual Shareholders’ Meeting on May 8, 2018.

Gregory D. Johnson, age 52, Co-President, has been an O’Reilly Team Member for 35 years*. Mr. Johnson’s primary areas of responsibility are Merchandise, Logistics, Purchasing, Inventory Management, Pricing, Advertising, Information Technology, Legal, Risk Management, Loss Prevention, Human Resources and Finance. Mr. Johnson’s O’Reilly career began as a part-time Distribution Center Team Member and progressed through the roles of Retail Systems Manager, Warehouse Management Systems (WMS) Development Manager, Director of Distribution, Vice President of Distribution Operations, Senior Vice President of Distribution Operations, and Executive Vice President of Supply Chain. Mr. Johnson has held the position of Co-President since February of 2017. Effective May 8, 2018, Mr. Johnson will be promoted to Chief Executive Officer and Co-President.

Jeff M. Shaw, age 55, Co-President, has been an O’Reilly Team Member for 29 years. Mr. Shaw’s primary areas of responsibility are Store Operations, Sales, Distribution Operations, Real Estate, Jobber Sales and Acquisitions. Mr. Shaw’s O’Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Manager, Vice President of the Southern Division, Vice President of Sales and Operations, Senior Vice President of Sales and Operations, and Executive Vice President

of Store Operations and Sales. Mr. Shaw has held the position of Co-President since February of 2017. Effective May 8, 2018, Mr. Shaw will be promoted to Chief Operating Officer and Co-President.

Brad Beckham, age 39, Executive Vice President of Store Operations and Sales, has been an O’Reilly Team Member for 21 years. Mr. Beckham’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s Store Operations. Mr. Beckham’s O’Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Manager, Divisional Vice President, Vice President of Eastern Store Operations and Sales, Senior Vice President of Eastern Store Operations and Sales, and Senior Vice President of Central Store Operations. Mr. Beckham has held the position of Executive Vice President of Store Operations and Sales since January of 2018.

Tom McFall, age 47, Executive Vice President and Chief Financial Officer, has been an O’Reilly Team Member for 11 years. Mr. McFall’s primary areas of responsibility are Finance, Accounting, Information Technology, Legal, and Risk Management. Mr. McFall’s career began with Ernst & Young LLP in Detroit, Michigan, where he achieved the position of Audit Manager, before accepting a position with Murray’s Discount Auto Stores (“Murray’s”). Mr. McFall served Murray’s for eight years through the roles of Controller, Vice President of Finance, and Chief Financial Officer, with direct responsibility for finance, accounting, and distribution and logistics operations. After Murray’s was acquired by CSK Auto Corporation (“CSK”) in 2005, Mr. McFall held the position of Chief Financial Officer of Midwest Operation for CSK. In May of 2006, Mr. McFall joined O’Reilly as Senior Vice President of Finance and Chief Financial Officer. Mr. McFall has held the position of Executive Vice President and Chief Financial Officer since 2007.

Doug Bragg, age 48, Senior Vice President of Central Store Operations and Sales, has been an O’Reilly Team Member for 27 years. Mr. Bragg’s primary areas of responsibility are Store Operations and Sales for O’Reilly Central Store Operations. Mr. Bragg’s O’Reilly career began as a Distribution Center Team Member and progressed through the roles of Assistant Store Manager, Store Manager, District Manager, Regional Manager, and Divisional Vice President. Mr. Bragg has held the position of Senior Vice President of Central Store Operations since January of 2018.

Robert Dumas, age 44, Senior Vice President of Eastern Store Operations and Sales, has been an O’Reilly Team Member for 26 years*. Mr. Dumas’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s Eastern Store Operations. Mr. Dumas’s O’Reilly career began as a Parts Specialist and progressed through the roles of Installer Service Specialist, Night Manager, Associate Manager, Store Manager, District Manager, Regional Manager, and Divisional Vice President. Mr. Dumas has held the position of Senior Vice President of Eastern Store Operations and Sales since 2016.

Larry L. Ellis, age 62, Senior Vice President of Distribution Operations, has been an O’Reilly Team Member for 42 years. Mr. Ellis’s primary areas of responsibility are Distribution Operations and Logistics. Mr. Ellis’s O’Reilly career began as a Distribution Center Team Member and progressed through the roles of Distribution Center Supervisor, Distribution Center Manager, Director of Distribution Operations, Vice President of Logistics, Vice President of Western Division Distribution Operations, and Vice President of Distribution Operations. Mr. Ellis has held the position of Senior Vice President of Distribution Operations since 2014.

Jeremy Fletcher, age 40, Senior Vice President of Finance and Controller, has been an O’Reilly Team Member for 12 years. Mr. Fletcher’s primary area of responsibility is Finance. Mr. Fletcher’s O’Reilly career began as the Financial Reporting and Budgeting Manager and progressed through the roles of Director of Finance, and Vice President of Finance and Controller. Prior to joining O’Reilly, Mr. Fletcher worked as a Certified Public Accountant with a public accounting firm and in a financial reporting and planning role for a Fortune 1000 corporation. Mr. Fletcher has held the position of Senior Vice President of Finance and Controller since February of 2017.

Jeffrey L. Groves, age 52, Senior Vice President of Legal and General Counsel, has been an O’Reilly Team Member for 13 years. Mr. Groves’s primary areas of responsibility are Corporate Governance, Regulatory Matters, and Internal Audit. Mr. Groves’s O’Reilly career began as Director of Legal and Claim Services and progressed through the roles of Director of Legal and Claim Services and General Counsel and Vice President of Legal and Claim Services and General Counsel. Prior to joining O’Reilly, Mr. Groves worked in a private civil defense trial practice. Mr. Groves has held the position of Senior Vice President of Legal and General Counsel since 2016.

Scott Kraus, age 41, Senior Vice President of Real Estate and Expansion, has been an O’Reilly Team Member for 19 years. Mr. Kraus’s primary areas of responsibility are Real Estate Expansion and Acquisitions. Mr. Kraus’s O’Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Field Sales Manager, Regional Manager, Divisional Vice President, and Vice President of Real Estate. Mr. Kraus has held the position of Senior Vice President of Real Estate and Expansion since 2016.

Jeffrey A. Lauro, age 51, Senior Vice President of Information Technology, has been an O’Reilly Team Member since 2015. Mr. Lauro’s primary area of responsibility is Information Technology. Mr. Lauro has over 25 years of information technology experience in the retail industry. Prior to joining O’Reilly, Mr. Lauro held the position of Chief Information Officer for Payless ShoeSource (“Payless”), with direct responsibility for solution delivery, infrastructure and operations, and enterprise architecture. Prior to joining Payless, Mr. Lauro was the Vice President, Global Information Technology Service Delivery Director for The TJX Companies, Inc., with direct responsibility for global information technology service management, operations, implementation and disaster recovery. In 2015, Mr. Lauro joined O’Reilly as Senior Vice President of Information Technology and has held this position since that time.

Jason Tarrant, age 37, Senior Vice President of Western Store Operations and Sales, has been an O’Reilly Team Member for 16 years*. Mr. Tarrant’s primary areas of responsibility are Store Operations and Sales for O’Reilly Western Store Operations. Mr. Tarrant’s O’Reilly career began as a Parts Specialist, and progressed through the roles of Assistant Store Manager, Store Manager, District Manager, Regional Field Sales Manager, Regional Manager, and Divisional Vice President. Mr. Tarrant has held the position of Senior Vice President of Western Store Operations and Sales since January of 2018.

Darin Venosdel, age 47, Senior Vice President of Inventory Management, has been an O’Reilly Team Member for 20 years. Mr. Venosdel’s primary areas of responsibility are Inventory Management, Purchasing, Logistics, and Store Design. Mr. Venosdel’s O’Reilly career began as a Programmer/Analyst and progressed through the roles of Application Development Manager, Director of Application Development, Director of Inventory Management, and Vice President of Inventory Management. Mr. Venosdel has held the position of Senior Vice President of Inventory Management since January of 2018.

David Wilbanks, age 46, Senior Vice President of Merchandise, has been an O’Reilly Team Member for five years. Mr. Wilbanks’s primary areas of responsibility are Merchandise and Pricing. Mr. Wilbanks has over 25 years of experience in the automotive aftermarket industry. Mr. Wilbanks’s career began as a counter technician for an independent jobber and progressed to becoming an ASE Certified Master Technician for an automotive dealership, before accepting a position with AutoZone, Inc. (“AutoZone”). Mr. Wilbanks served AutoZone for twelve years as a financial analyst, Category Manager, and Director of Merchandise. In 2012, Mr. Wilbanks joined O’Reilly as Vice President of Merchandise and has held the position of Senior Vice President of Merchandise since 2016.

* Includes continuous years of service with companies acquired by O’Reilly.

SERVICE MARKS AND TRADEMARKS

We have registered, acquired and/or been assigned the following service marks and trademarks: BESTEST®; BETTER PARTS. BETTER PRICES.®; BETTER PARTS, BETTER PRICES....EVERYDAY!®; BOND AUTO PARTS®; BRAKEBEST®; CERTIFIED AUTO REPAIR®; CUSTOMIZE YOUR RIDE®; CSK PROSHOP®; FIRST CALL®; FROM OUR STORE TO YOUR DOOR®; IMPORT DIRECT®; KRAGEN AUTO PARTS®; MASTER PRO®; MASTER PRO REFINISHING®; MICROGARD®; MURRAY®; MURRAY’S AUTO PARTS®; O®; OMNISPARK®; O’REILLY®; O’REILLY AUTO COLOR PROFESSIONAL PAINT PEOPLE®; O’REILLY AUTO PARTS®; O’REILLY AUTO PARTS PROFESSIONAL PARTS PEOPLE®; O’REILLY AUTOMOTIVE®; O’REILLY O’REWARDS®; O’REILLY RACING®; O’REWARDS®; PARTNERSHIP NETWORK®; PARTS CITY®; PARTS CITY AUTO COLOR PROFESSIONAL PAINT PEOPLE®; PARTS CITY AUTO PARTS®; PARTS CITY TOOL BOX®; PARTS FOR YOUR CAR WHEREVER YOU ARE®; PARTS PAYOFF®; POWER TORQUE®; PRECISION®; PRECISION HUB ASSEMBLIES®; PRIORITY PARTS®; PROXONE®; QUIETECH®; REAL WORLD TRAINING®; SCHUCK’S®; SERIOUS ABOUT YOUR CAR…SO ARE WE!®; SUPER START®; TOOLBOX®; ULTIMA®; and ULTIMA SELECT®. Some of the service marks and trademarks listed above may also have a design associated therewith. Each of the service marks and trademarks are in duration for as long as we continue to use and seek renewal of such marks. We believe that our business is not otherwise dependent upon any patent, trademark, service mark or copyright.

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
Although demand for many of our products is primarily non-discretionary in nature and tend to be purchased by consumers out of necessity, rather than on an impulse basis, our sales are impacted by constraints on the economic health of our customers. The economic health of our customers is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, fuel prices, unemployment levels and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Our customers’ purchases, including purchases of our products, could decline during periods when income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions or political uncertainty. In addition, restrictions on access to telematics, diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulations may force vehicle owners to rely on dealers to perform maintenance and repairs. If any of these events occur, or if unfavorable economic conditions challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected.
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

The automotive aftermarket business is highly competitive, and we may have to risk our capital to remain competitive, all of which could adversely impact our business, results of operations, financial condition and cash flows.
Both the do-it-yourself (“DIY”) and professional service provider portions of our business are highly competitive, particularly in the more densely populated areas that we serve. Some of our competitors are larger than we are and have greater financial resources. In addition, some of our competitors are smaller than we are, but have a greater presence than we do in a particular market. Online and mobile platforms may allow customers to quickly compare prices and product assortments between us and a range of competitors, which could result in pricing pressure. Some online competitors may have a lower cost structure than we do, as a result of our strategy of providing an exceptional in-store experience and superior parts availability supported by our extensive store network and robust, regional distribution footprint, which could also create pricing pressure.  We may have to expend more resources and risk additional capital to remain competitive, and our results of operations, financial condition and cash flows could be adversely affected. For a list of our principal competitors, see the “Competition” section of Item 1 of this annual report on Form 10-K.

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
We believe that our ability to open additional, profitable stores at a high growth rate will be a significant factor in achieving our growth objectives for the future. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning, and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2018 and beyond will be achieved. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. For a discussion of our growth strategies, see the “Growth Strategy” section of Item 1 of this annual report on Form 10-K.

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
Our business depends on developing and maintaining close relationships with our suppliers and on our suppliers’ ability or willingness to sell quality products to us at favorable prices and terms. Many factors outside of our control may harm these relationships and the ability or willingness of these suppliers to sell us products on favorable terms. For example, financial or operational difficulties that our suppliers may face could increase the cost of the products we purchase from them or our ability to source products from them. In addition, the trend toward consolidation among automotive parts suppliers, as well as the off-shoring of manufacturing capacity to foreign countries, may disrupt or end our relationship with some suppliers and could lead to less competition and result in higher prices. We could also be negatively impacted by suppliers who might experience work stoppages, labor strikes or other interruptions to, or difficulties in the, manufacture or supply of the products we purchase from them. Changes in U.S. trade policies, practices, tariffs or taxes could affect our ability and our suppliers’ ability to source product at current volumes and/or prices.

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

A breach of customer, supplier, Team Member or Company information could damage our reputation or result in substantial additional costs or possible litigation.
Our business involves the storage of information about our customers, suppliers, Team Members and the Company, some of which is entrusted to third-party service providers and vendors. We and our third-party service providers and vendors have taken reasonable and appropriate steps to protect this information; however, these security measures may be breached due to cyber-attacks, Team Member error, system compromises, fraud, hacking or other intentional or unintentional acts, which could result in unauthorized parties gaining access to such information. The methods used to obtain unauthorized access are constantly evolving, and may be difficult to anticipate or detect for long periods of time. If we experience a significant data security breach, we could be exposed to damage to our reputation, additional costs, lost sales or possible regulatory action. In addition, the regulatory environment related to information security and privacy is constantly evolving and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we and our third-party service providers and vendors have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches, and such a breach could potentially have a negative impact on our results of operations, financial condition and cash flows.

Litigation, governmental proceedings, environmental legislation and regulations and employment legislation and regulations may affect our business, financial condition, results of operations and cash flows.
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

The enactment of legislation implementing changes in the taxation of business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies may affect our business, financial condition, results of operations and cash flows.
The Company is subject to taxation in the U.S.  In December 2017, comprehensive tax legislation, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “Tax Act”), was enacted and the changes included in the Tax Act are broad and complex.  The final transition impacts of the Tax Act may differ materially from the estimates provided elsewhere in this report due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts.  As these and other tax laws and related regulations change, our financial condition, results of operations and cash flows could be materially impacted.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Unless otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company,” refer to O’Reilly Automotive, Inc. and its subsidiaries.

Distribution centers, stores, and other properties
As of December 31, 2017, we operated 27 regional distribution centers (“DC”s), of which eight were leased (2.8 million operating square footage) and 19 were owned (8.0 million operating square footage) for total DC operating square footage of 10.8 million square feet. The following table provides information regarding our DCs, returns facility and corporate offices as of December 31, 2017:

Location	Principal Use(s)	Operating Square Footage (1)	Nature of Occupancy	Lease Term Expiration
Aurora, CO	Distribution Center	321,242	Owned
Belleville, MI	Distribution Center	333,262	Leased	2/28/2025
Billings, MT	Distribution Center	129,142	Leased	1/31/2031
Brooklyn Park, MN	Distribution Center	324,668	Owned
Brownsburg, IN	Distribution Center	657,603	Owned
Des Moines, IA	Distribution Center	253,886	Owned
Devens, MA	Distribution Center	511,261	Owned
Forest Park, GA	Distribution Center	492,350	Leased	10/31/2024
Greensboro, NC	Distribution Center	685,230	Owned
Houston, TX	Distribution Center	532,615	Owned
Kansas City, MO	Distribution Center	299,018	Owned
Knoxville, TN	Distribution Center	150,766	Owned
Lakeland, FL	Distribution Center	569,419	Owned
Lubbock, TX	Distribution Center	276,896	Owned
Moreno Valley, CA	Distribution Center	547,478	Owned
Naperville, IL	Distribution Center	499,471	Owned
Nashville, TN	Distribution Center	315,977	Leased	12/31/2018
North Little Rock, AR	Distribution Center	122,969	Leased	3/31/2022
Oklahoma City, OK	Distribution Center	320,667	Owned
Phoenix, AZ	Distribution Center	383,570	Leased	6/30/2025
Puyallup, WA	Distribution Center	533,790	Owned
Salt Lake City, UT	Distribution Center	294,932	Owned
Saraland, AL	Distribution Center	301,068	Leased	12/31/2022
Seagoville, TX	Distribution Center	442,000	Owned
Selma, TX	Distribution Center	552,703	Owned
Springfield, MO	Distribution Center	266,306	Owned
Stockton, CA	Distribution Center	720,836	Leased	6/30/2035
Springfield, MO	Bulk Facility	35,200	Owned
Springfield, MO	Return/Deconsolidation Facility, Corporate Offices	290,580	Owned
Phoenix, AZ	Corporate Offices	12,327	Leased	11/30/2022
Springfield, MO	Corporate Offices	435,600	Owned
Springfield, MO	Corporate Offices	46,970	Leased	8/31/2024
Springfield, MO	Corporate Offices, Training and Technical Center	22,000	Owned
		11,681,802

(1)	Includes floor and mezzanine operating square footage, excludes subleased square footage.

The leased distribution facilities typically require a fixed base rent, payment of certain tax, insurance and maintenance expenses and have an original term of, at a minimum, 20 years, subject to one five-year renewal at our option.

Of the 5,019 stores that we operated at December 31, 2017, 2,014 stores were owned, 2,930 stores were leased from unaffiliated parties and 75 stores were leased from entities, in which certain of our affiliated directors, or members of our affiliated director’s immediate family, are affiliated. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses and an original term of, at a minimum, 10 years, subject to one or more renewals at our option. We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby. Such master lease agreements with one of the seven affiliated entities have been modified to extend the term of the lease agreement for specific stores. The master lease agreements or modifications thereto expire on dates ranging from July 31, 2018, to September 30, 2031. We believe that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.

We believe that our present facilities are in good condition, are adequately insured and are adequate for the conduct of our current operations. The store servicing capability of our 27 existing DCs is approximately 5,715 stores, providing a growth capacity of more than 695 stores. We believe the growth capacity in our 27 existing DCs will provide us with the DC infrastructure needed for near-term expansion. However, as we expand our geographic footprint, we will continue to evaluate our existing distribution system infrastructure and will adjust our distribution system capacity as needed to support our future growth.

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

As previously reported, on June 18, 2015, a jury in Greene County, Missouri, returned an unfavorable verdict in a litigated contract dispute in the matter Meridian Creative Alliance vs. O’Reilly Automotive Stores, Inc. et. al. in the amount of $12.5 million. As previously reported, the verdict was appealed, reversed in part and remanded to the trial court for a new trial. The matter has been set for trial to commence May 7, 2018, in the Circuit Court of Greene County, Missouri. The Company will continue to vigorously defend the matter. As of December 31, 2017, the Company had accrued $18.6 million with respect to this matter.

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

As of February 21, 2018, the Company had approximately 244,000 shareholders of common stock based on the number of holders of record and an estimate of individual participants represented by security position listings.

The prices in the following table represent the high and low sales price for the Company’s common stock as reported by Nasdaq:

	2017		2016
	High	Low	High	Low
First Quarter	$282.81	$254.35	$276.64	$232.16
Second Quarter	269.28	216.04	277.82	253.32
Third Quarter	220.41	172.85	290.63	271.33
Fourth Quarter	251.07	202.72	285.53	253.00
For the Year	$282.81	$172.85	$290.63	$232.16

Sales of unregistered securities:
There were no sales of unregistered securities during the year ended December 31, 2017.

Issuer purchases of equity securities:
The following table identifies all repurchases during the fourth quarter ended December 31, 2017, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
October 1, 2017, to October 31, 2017	336	$209.12	336	$924,560
November 1, 2017, to November 30, 2017	508	214.81	508	815,367
December 1, 2017, to December 31, 2017	410	243.67	410	$715,389
Total as of December 31, 2017	1,254	$222.73	1,254

(1)
Under the Company’s share repurchase program, as approved by its Board of Directors on January 11, 2011, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions not to exceed a dollar limit authorized by the Board of Directors. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on November 16, 2016, May 10, 2017, September 1, 2017, and February 7, 2018, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $10.8 billion. Each additional authorization is effective for a three-year period, beginning on its respective announcement date. The authorizations under the share repurchase program that currently have capacity are scheduled to expire on September 1, 2020, and February 7, 2021. No other share repurchase programs existed during the twelve months ended December 31, 2017.

The Company repurchased a total of 9.3 million shares of its common stock under its publicly announced share repurchase program during the year ended December 31, 2017, at an average price per share of $233.57, for a total investment of $2.2 billion. Subsequent to the end of the year and through February 28, 2018, the Company repurchased an additional 1.1 million shares of its common stock, at an average price per share of $255.48, for a total investment of $289.9 million. The Company has repurchased a total of 67.4 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through February 28, 2018, at an average price of $138.38, for a total aggregate investment of $9.3 billion.

Stock performance graph:
The graph below shows the cumulative total shareholder return assuming the investment of $100, on December 31, 2012, and the reinvestment of dividends thereafter, if any, in the Company’s common stock versus the Standard and Poor’s S&P 500 Retail Index (“S&P 500 Retail Index”) and the Standard and Poor’s S&P 500 Index (“S&P 500”).

	December 31,
Company/Index	2012	2013	2014	2015	2016	2017
O’Reilly Automotive, Inc.	$100	$144	$215	$283	$311	$269
S&P 500 Retail Index	100	144	158	197	206	265
S&P 500	$100	$130	$144	$143	$157	$187

Item 6. Selected Financial Data

The table below compares O’Reilly Automotive, Inc.’s (the “Company”) selected financial data over a ten-year period.

Years ended December 31,	2017	2016	2015	2014	2013	2012	2011	2010	2009	2008
(In thousands, except per share, Team Members, stores and ratio data)
INCOME STATEMENT DATA:
Sales ($)	8,977,726	8,593,096	7,966,674	7,216,081	6,649,237	6,182,184	5,788,816	5,397,525	4,847,062	3,576,553
Cost of goods sold, including warehouse and distribution expenses	4,257,043	4,084,085	3,804,031	3,507,180	3,280,236	3,084,766	2,951,467	2,776,533	2,520,534	1,948,627
Gross profit	4,720,683	4,509,011	4,162,643	3,708,901	3,369,001	3,097,418	2,837,349	2,620,992	2,326,528	1,627,926
Selling, general and administrative expenses	2,995,283	2,809,805	2,648,622	2,438,527	2,265,516	2,120,025	1,973,381	1,887,316	1,788,909	1,292,309
Former CSK officer clawback	—	—	—	—	—	—	(2,798)	—	—	—
Legacy CSK Department of Justice investigation charge	—	—	—	—	—	—	—	20,900	—	—
Operating income	1,725,400	1,699,206	1,514,021	1,270,374	1,103,485	977,393	866,766	712,776	537,619	335,617
Write-off of asset-based revolving credit agreement debt issuance costs	—	—	—	—	—	—	(21,626)	—	—	—
Termination of interest rate swap agreements	—	—	—	—	—	—	(4,237)	—	—	—
Gain on settlement of note receivable	—	—	—	—	—	—	—	11,639	—	—
Other income (expense), net	(87,596)	(62,015)	(53,655)	(48,192)	(44,543)	(35,872)	(25,130)	(35,042)	(40,721)	(33,085)
Total other income (expense)	(87,596)	(62,015)	(53,655)	(48,192)	(44,543)	(35,872)	(50,993)	(23,403)	(40,721)	(33,085)
Income before income taxes	1,637,804	1,637,191	1,460,366	1,222,182	1,058,942	941,521	815,773	689,373	496,898	302,532
Provision for income taxes (a)(b)	504,000	599,500	529,150	444,000	388,650	355,775	308,100	270,000	189,400	116,300
Net income ($) (a)(b)	1,133,804	1,037,691	931,216	778,182	670,292	585,746	507,673	419,373	307,498	186,232
Basic earnings per common share:
Earnings per share – basic ($)	12.82	10.87	9.32	7.46	6.14	4.83	3.77	3.02	2.26	1.50
Weighted-average common shares outstanding – basic	88,426	95,447	99,965	104,262	109,244	121,182	134,667	138,654	136,230	124,526
Earnings per common share -assuming dilution: (a)(b)
Earnings per share – assuming dilution ($)	12.67	10.73	9.17	7.34	6.03	4.75	3.71	2.95	2.23	1.48
Weighted-average common shares outstanding – assuming dilution	89,502	96,720	101,514	106,041	111,101	123,314	136,983	141,992	137,882	125,413
SELECTED OPERATING DATA:
Number of Team Members at year end	75,552	74,580	71,621	67,569	61,909	53,063	49,324	46,858	44,880	40,735
Number of stores at year end (c)	5,019	4,829	4,571	4,366	4,166	3,976	3,740	3,570	3,421	3,285
Total store square footage at year end (d)	36,685	35,123	33,148	31,591	30,077	28,628	26,530	25,315	24,200	23,205
Sales per weighted-average store (e)($)	1,807	1,826	1,769	1,678	1,614	1,590	1,566	1,527	1,424	1,379
Sales per weighted-average square foot (d)(f)($)	248	251	244	232	224	224	221	216	202	201
Percentage increase in comparable store sales (g)(h)	1.4%	4.8%	7.5%	6.0%	4.6%	3.5%	4.6%	8.8%	4.8%	1.3%

Years ended December 31,	2017	2016	2015	2014	2013	2012	2011	2010	2009	2008
(In thousands, except per share, Team Members, stores and ratio data)
SELECT BALANCE SHEET AND CASH FLOW DATA:
Working capital (i)($)	(249,694)	(142,674)	(36,372)	252,082	430,832	478,093	1,028,330	1,029,861	900,857	749,276
Total assets (i)($)	7,571,885	7,404,189	6,676,684	6,532,083	6,057,895	5,741,241	5,494,174	5,031,950	4,695,536	4,551,586
Inventory turnover (j)	1.4	1.5	1.5	1.4	1.4	1.4	1.5	1.4	1.4	1.6
Accounts payable to inventory (k)	106.0%	105.7%	99.1%	94.6%	86.6%	84.7%	64.4%	44.3%	42.8%	46.9%
Current portion of long-term debt and short-term debt ($)	—	—	—	25	67	222	662	1,431	106,708	8,131
Long-term debt, less current portion (i)($)	2,978,390	1,887,019	1,390,018	1,388,397	1,386,828	1,087,789	790,585	357,273	684,040	724,564
Shareholders’ equity ($) (a)	653,046	1,627,136	1,961,314	2,018,418	1,966,321	2,108,307	2,844,851	3,209,685	2,685,865	2,282,218
Capital expenditures ($)	465,940	476,344	414,020	429,987	395,881	300,719	328,319	365,419	414,779	341,679
Free cash flow (l)(m)($)	889,059	978,375	868,390	760,443	512,145	950,836	790,672	338,268	(129,579)	(43,137)

(a)
During the year ended December 31, 2017, the Company adopted a new accounting standard that requires excess tax benefits related to share-based compensation payments to be recorded through the income statement. In compliance with the standard, the Company did not restate prior period amounts to conform to current period presentation. The Company recorded a cumulative effect adjustment to opening retained earnings, due to the adoption of the new accounting standard. See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of this annual report on Form 10-K for more information.

(b)
Following the enactment of the U.S. Tax Cuts and Jobs Act in December of 2017, the Company revalued its deferred income tax liabilities, which resulted in a one-time benefit to the Company’s Consolidated Statement of Income for the year ended December 31, 2017. See Note 12 “Income Taxes” to the Consolidated Financial Statements of this annual report on Form 10-K for more information.

(c)
In 2008, 2012, and 2016, the Company acquired CSK Auto Corporation (“CSK”), and materially all assets of VIP Parts, Tires & Service (“VIP”) and Bond Auto Parts (“Bond”), respectively. The 2008 CSK acquisition added 1,342 stores, the 2012 VIP acquisition added 56 stores, and the 2016 Bond acquisition added 48 stores to the O’Reilly store count. Financial results for these acquired companies have been included in the Company’s consolidated financial statements from the dates of the acquisitions forward.

(d)	Total square footage includes normal selling, office, stockroom and receiving space.

(e)	Sales per weighted-average store are weighted to consider the approximate dates of store openings, acquisitions or closures.

(f)	Sales per weighted-average square foot are weighted to consider the approximate dates of store openings, acquisitions, expansions or closures.

(g)
Comparable store sales are calculated based on the change in sales of stores open at least one year and excludes sales of specialty machinery, sales to independent parts stores, sales to Team Members, sales from Leap Day during the years ended December 31, 2016, 2012 and 2008, and sales during the one to two week period certain CSK branded stores were closed for conversion.

(h)
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

(i)
Certain prior period amounts have been reclassified to conform to current period presentation, due to the Company’s adoption of new accounting standards during the fourth quarter ended December 31, 2015. See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the annual report on Form 10-K for the year ended December 31, 2015.

(j)
Inventory turnover is calculated as cost of goods sold for the last 12 months divided by average inventory. Average inventory is calculated as the average of inventory for the trailing four quarters used in determining the denominator.

(k)	Accounts payable to inventory is calculated as accounts payable divided by inventory.

(l)	Free cash flow is calculated as net cash provided by operating activities less capital expenditures and excess tax benefit from share-based compensation payments for the period.

(m)
Certain prior period amounts have been reclassified to conform to current period presentation, due to the Company's adoption of new accounting standard during the first quarter ended March 31, 2017. See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of this annual report on Form 10-K for more information.

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

•	an overview of the key drivers of the automotive aftermarket industry;

•	key events and recent developments within our company;

•	our results of operations for the years ended December 31, 2017, 2016 and 2015;

•	our liquidity and capital resources;

•	any contractual obligations, to which we are committed;

•	any off-balance sheet arrangements we utilize;

•	our critical accounting estimates;

•	the inflation and seasonality of our business;

•	our quarterly results for the years ended December 31, 2017, and 2016; and

•	recent accounting pronouncements that may affect our Company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information, forward-looking statements and other risk factors included elsewhere in this annual report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, the impact of the U.S. Tax Cuts and Jobs Act, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the economy in general, inflation, product demand, the market for auto parts, competition, weather, risks associated with the performance of acquired businesses, our ability to hire and retain qualified employees, consumer debt levels, our increased debt levels, credit ratings on public debt, governmental regulations, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of this annual report on Form 10-K for the year ended December 31, 2017, for additional factors that could materially affect our financial performance. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States. We are one of the largest U.S. automotive aftermarket specialty retailers, selling our products to both do-it-yourself (“DIY”) customers and professional service providers – our “dual market strategy.” Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items, accessories, a complete line of auto body paint and related materials, automotive tools and professional service provider service equipment. Our extensive product line includes an assortment of products that are differentiated by quality and price for most of the product lines we offer. For many of our product offerings, this quality differentiation reflects “good,” “better,” and “best” alternatives. Our sales and total gross profit dollars are highest for the “best” quality category of products. Consumers’ willingness to select products at a higher point on the value spectrum is a driver of sales and profitability in our industry. Our stores also offer enhanced services and programs to our customers, including used oil, oil filter and battery recycling; battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops. As of December 31, 2017, we operated 5,019 stores in 47 states.

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

•
Number of Miles Driven – The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket. In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation. According to the Department of Transportation, the number of total miles driven in the U.S. increased 1.2%, 2.4% and 3.5% in 2017, 2016 and 2015, respectively, and we expect to continue to see modest improvements in total miles driven in the U.S., supported by an increasing number of registered vehicles on the road, resulting in continued demand for automotive aftermarket products.

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age – The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by The Auto Care Association, the total number of registered vehicles increased 7% from 2006 to 2016, bringing the number of light vehicles on the road to 264 million by the end of 2016. For the year ended December 31, 2017, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 17.8 million, contributing to the continued growth in the total number of registered vehicles on the road. In the past decade, vehicle scrappage rates have remained relatively stable, ranging from 4.3% to 5.7% annually. As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 22%, from 9.5 years in 2006 to 11.6 years in 2016. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of vehicles on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment – Unemployment, underemployment, the threat of future joblessness and the uncertainty surrounding the overall economic health of the U.S. have a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment have historically impeded the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. As of December 31, 2016, the U.S. unemployment rate was 4.7%, and as of December 31, 2017, the U.S. unemployment rate decreased to 4.1%. We believe total employment should remain at healthy levels supporting the trend of modest growth in total miles driven in the U.S. and the continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

KEY EVENTS AND RECENT DEVELOPMENTS

Several key events have had or may have a significant impact on our operations and are identified below:

•
Under the Company’s share repurchase program, as approved by our Board of Directors in January of 2011, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on May 10, 2017, September 1, 2017, and February 7, 2018, our Board of Directors each time approved a resolution to increase the authorization amount under our share repurchase program by an additional $1.00 billion, resulting in a cumulative authorization amount of $10.75 billion. Each additional authorization is effective for a three-year period, beginning on its respective announcement date. As of February 28, 2018, we had repurchased approximately 67.4 million shares of our common stock at an aggregate cost of $9.32 billion under this program.

•
On April 5, 2017, we entered into a new credit agreement. The new credit agreement provided for a $1.20 billion unsecured revolving credit facility arranged by JPMorgan Chase Bank, N.A., which is scheduled to mature in April 2022.

•
On August 17, 2017, we issued $750 million aggregate principal amount of unsecured 3.600% Senior Notes due 2027 (“3.600% Senior Notes due 2027”) at a price to the public of 99.840% of their face value with UMB, N.A. as trustee. Interest on the 3.600% Senior Notes due 2027 is payable on March 1 and September 1 of each year, beginning on March 1, 2018, and is computed on the basis of a 360-day year.

RESULTS OF OPERATIONS

The following table includes income statement data as a percentage of sales for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
	2017	2016	2015
Sales	100.0%	100.0%	100.0%
Cost of goods sold, including warehouse and distribution expenses	47.4	47.5	47.7
Gross profit	52.6	52.5	52.3
Selling, general and administrative expenses	33.4	32.7	33.2
Operating income (1)	19.2	19.8	19.0
Interest expense	(1.0)	(0.8)	(0.7)
Interest income	—	0.1	—
Income before income taxes	18.2	19.1	18.3
Provision for income taxes	5.6	7.0	6.6
Net income	12.6%	12.1%	11.7%

(1)	Each percentage of sales amount is computed independently and may not compute to presented totals.

2017 Compared to 2016

Sales:
Sales for the year ended December 31, 2017, increased $385 million to $8.98 billion from $8.59 billion for the same period one year ago, representing an increase of 4%. Comparable store sales for stores open at least one year increased 1.4% and 4.8% for the years ended December 31, 2017 and 2016, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to Team Members and sales from Leap Day during the year ended December 31, 2016.

The following table presents the components of the increase in sales for the year ended December 31, 2017 (in millions):

Increase in Sales for the Year Ended December 31, 2017, Compared to the Same Period in 2016
Store sales:
Comparable store sales, including sales from the 48 acquired Bond stores	$182
Non-comparable store sales:
Sales for stores opened throughout 2016, excluding stores open at least one year that are included in comparable store sales	126
Sales for stores opened throughout 2017	108
Sales from Leap Day in 2016	(25)
Sales in 2016 for stores that have closed	(5)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	(1)
Total increase in sales	$385

We believe the increased sales achieved by our stores were the result of store growth, sales from the 48 acquired Bond stores, the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory in our regional distribution centers, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.

Our comparable store sales increase for the year ended December 31, 2017, was driven by increases in average ticket values for both DIY and professional service provider customers, partially offset by negative customer transaction counts from both our DIY and professional service provider customers. The improvement in average ticket values was the result of the increasing complexity and cost of replacement parts necessary to maintain the current population of better engineered and more technically advanced vehicles. These better engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time. When repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values; however, the decrease in repair frequency creates pressure on customer transaction counts. In addition, customer transaction counts for the year ended December 31, 2017, were negatively impacted by softer industry demand, resulting, in part, from the unseasonably mild winter weather at the onset of 2017 and a cool, wet summer in many of our markets. The mild winter weather did not stress vehicle components to the degree more typical harsh winter weather would, which resulted in a lower level of automobile parts breakage and associated demand for our products. The cool, wet summer in many of our markets resulted in a lower level of demand, as the absence of typical seasonally high temperatures resulted in fewer heat related product repairs.

We opened 190 net, new stores during the year ended December 31, 2017, compared to opening 210 net, new stores and acquiring 48 Bond stores during the year ended December 31, 2016. As of December 31, 2017, we operated 5,019 stores in 47 states compared to 4,829 stores in 47 states at December 31, 2016. We anticipate new store growth will be 200 net, new store openings in 2018.

Gross profit:
Gross profit for the year ended December 31, 2017, increased to $4.72 billion (or 52.6% of sales) from $4.51 billion (or 52.5% of sales) for the same period one year ago, representing an increase of 5%. The increase in gross profit dollars for the year ended December 31, 2017, was primarily a result of sales from new stores, the increase in comparable store sales at existing stores and sales from the 48 acquired Bond stores, partially offset by prior year gross profit dollars generated from one additional day due to Leap Day. The increase in gross profit as a percentage of sales for the year ended December 31, 2017, was primarily due to a smaller non-cash last-in, first-out (“LIFO”) impact, partially offset by a lower merchandise margin and higher inventory shrinkage. The smaller LIFO impact is the result of fewer product acquisition cost improvements during the year ended December 31, 2017, compared to the same period one year ago. Our policy is to not write up inventory in excess of replacement cost, and accordingly, we are effectively valuing our inventory at replacement cost. For the year ended December 31, 2017 and 2016, our LIFO inventory costs were written down by approximately $22 million and $49 million, respectively, to reflect replacement cost. The lower merchandise margin was primarily the result of merchandise mix, driven by the unfavorable weather conditions during 2017. The higher inventory shrinkage was primarily cyclical in nature, following a period of lower than average shrinkage trends.

Selling, general and administrative expenses:
Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2017, increased to $3.00 billion (or 33.4% of sales) from $2.81 billion (or 32.7% of sales) for the same period one year ago, representing an increase of 7%. The increase in total SG&A dollars for the year ended December 31, 2017, was primarily the result of additional Team Members, facilities and vehicles to support our increased sales and store count, partially offset by a $9.1 million benefit from the reduction in our legal accrual following the expiration of the statute of limitations related to a legacy claim and prior year incremental SG&A expenses incurred from one additional day due to Leap Day. The increase in SG&A as a percentage of sales for the year ended December 31, 2017, was primarily due to deleverage of store operating costs on soft comparable store sales during the current period.

Operating income:
As a result of the impacts discussed above, operating income for the year ended December 31, 2017, increased to $1.73 billion (or 19.2% of sales) from $1.70 billion (or 19.8% of sales) for the same period one year ago, representing an increase of 2%.

Other income and expense:
Total other expense for the year ended December 31, 2017, increased to $88 million (or 1.0% of sales), from $62 million (or 0.7% of sales) for the same period one year ago, representing an increase of 41%. The increase in total other expense for the year ended December 31, 2017, was primarily the result of increased interest expense on higher average outstanding borrowings and increased amortization of debt issuance costs.

Income taxes:
Our provision for income taxes for the year ended December 31, 2017, decreased to $504 million (30.8% effective tax rate) from $600 million (36.6% effective tax rate) for the same period one year ago, representing a decrease of 16%. The decrease in our provision for income taxes for the year ended December 31, 2017, was the result of a one-time $53 million benefit to the provision for income taxes related to the required revaluation of our deferred income tax liabilities based on the lower federal corporate income tax rate set forth by the U.S. Tax Cuts and Jobs Act enacted in December 2017, and the adoption of Accounting Standard Update No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) in 2017, which provided a benefit of $49 million to the provision for income taxes. The decrease in our effective tax rate for the year ended December 31, 2017, was primarily due to the required revaluation of our deferred income tax liabilities, which provided a one-time benefit of 325 basis points to the effective tax rate for the year ended December 31, 2017, and the adoption of ASU 2016-09 in 2017, which provided a benefit of 297 basis points to the effective tax rate for the year ended December 31, 2017.

Net income:
As a result of the impacts discussed above, net income for the year ended December 31, 2017, increased to $1.13 billion (or 12.6% of sales), from $1.04 billion (or 12.1% of sales) for the same period one year ago, representing an increase of 9%.

Earnings per share:
Our diluted earnings per common share for the year ended December 31, 2017, increased 18% to $12.67 on 90 million shares from $10.73 on 97 million shares for the same period one year ago. Due to the required revaluation of our deferred income tax liabilities, our diluted earnings per common share for the year ended December 31, 2017, included a one-time benefit of $0.59. Due to the adoption of ASU 2016-09, our diluted earnings per common share for the year ended December 31, 2017, included a benefit of $0.50.

2016 Compared to 2015

Sales:
Sales for the year ended December 31, 2016, increased $626 million to $8.59 billion from $7.97 billion for the same period one year prior, representing an increase of 8%. Comparable store sales for stores open at least one year increased 4.8% and 7.5% for the years ended December 31, 2016 and 2015, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to Team Members and sales from Leap Day during the year ended December 31, 2016.

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

Our comparable store sales increase for the year ended December 31, 2016, was driven by increases in average ticket values and customer transaction counts from both our DIY and professional service provider customers. The improvement in average ticket values was the result of the increasing complexity and cost of replacement parts necessary to maintain the current population of better engineered and more technically advanced vehicles. These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time. This decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values. Customer transaction counts for both DIY and professional service provider customers increased for the year ended December 31, 2016, despite the added pressure from the better engineered, more technically advanced vehicles requiring less frequent repairs. The increase in customer transaction counts was supported by an increase in miles driven, and the corresponding increase in vehicle maintenance, lower year-over-year gas prices and decreasing unemployment levels, creating an overall positive macroeconomic environment. The increase in our DIY customer transaction counts benefited from our continued focus on ensuring our stores are staffed with knowledgeable parts professionals to assist our DIY customers during high DIY traffic periods, such as nights and weekends. The increase in our professional service provider customer transaction counts benefited from the continued growth of our less mature markets and our better parts and service availability.

We opened 210 net, new stores and acquired 48 Bond stores during the year ended December 31, 2016, compared to opening 205 net, new stores for the year ended December 31, 2015. As of December 31, 2016, we operated 4,829 stores in 47 states compared to 4,571 stores in 44 states at December 31, 2015.

Gross profit:
Gross profit for the year ended December 31, 2016, increased to $4.51 billion (or 52.5% of sales) from $4.16 billion (or 52.3% of sales) for the same period one year prior, representing an increase of 8%. The increase in gross profit dollars for the year ended December 31, 2016, was primarily a result of the increase in comparable store sales at existing stores, sales from new stores and one additional day due to Leap Day. The increase in gross profit as a percentage of sales for the year ended December 31, 2016, was primarily due to product acquisition cost improvements, partially offset by a larger LIFO impact. Product acquisition cost improvements are the result of our ongoing negotiations with our suppliers to improve our inventory purchase costs based on our increasing scale. The non-cash LIFO impact is the result of these continued product acquisition cost reductions, and due to these reductions, we fully depleted our LIFO reserve in 2013. Our policy is to not write up inventory in excess of replacement cost, and accordingly, we were effectively valuing our inventory at replacement cost. During the years ended December 31, 2016 and 2015, our LIFO costs were written down by approximately $49 million and $28 million, respectively, to reflect replacement cost.

Selling, general and administrative expenses:
SG&A for the year ended December 31, 2016, increased to $2.81 billion (or 32.7% of sales) from $2.65 billion (or 33.2% of sales) for the same period one year prior, representing an increase of 6%. The increase in total SG&A dollars for the year ended December 31, 2016, was primarily the result of additional Team Members, facilities and vehicles to support our increased sales and store count and one additional day due to Leap Day. The decrease in SG&A as a percentage of sales for the year ended December 31, 2016, was primarily the result of increased leverage of store occupancy costs on comparable store sales growth and a $19 million litigation loss charge in 2015, resulting from an adverse verdict in a contract dispute with a former service provider.

Operating income:
As a result of the impacts discussed above, operating income for the year ended December 31, 2016, increased to $1.70 billion (or 19.8% of sales) from $1.51 billion (or 19.0% of sales) for the same period one year prior, representing an increase of 12%.

Other income and expense:
Total other expense for the year ended December 31, 2016, increased to $62 million (or 0.7% of sales), from $54 million (or 0.7% of sales) for the same period one year prior, representing an increase of 16%. The increase in total other expense for the year ended December 31, 2016, was primarily the result of increased interest expense on higher average outstanding borrowings and increased amortization of debt issuance costs, partially offset by an increase in the value of our trading securities.

Income taxes:
Our provision for income taxes for the year ended December 31, 2016, increased to $600 million (36.6% effective tax rate) from $529 million (36.2% effective tax rate) for the same period one year prior, representing an increase of 13%. The increase in our provision for income taxes for the year ended December 31, 2016, was the result of higher taxable income in 2016, primarily driven by our strong operating results, and higher effective tax rates. The increase in our effective tax rate for the year ended December 31, 2016, was primarily due to a larger amount of favorable resolutions of historical tax matters in 2015, compared to 2016, and a smaller benefit in 2016 from the realization of employment tax credits.

Net income:
As a result of the impacts discussed above, net income for the year ended December 31, 2016, increased to $1.04 billion (or 12.1% of sales), from $931 million (or 11.7% of sales) for the same period one year prior, representing an increase of 11%.

Earnings per share:
Our diluted earnings per common share for the year ended December 31, 2016, increased 17% to $10.73 on 97 million shares from $9.17 on 102 million shares for the same period one year prior.

LIQUIDITY AND CAPITAL RESOURCES

Our long-term business strategy requires capital to open new stores, fund strategic acquisitions, expand distribution infrastructure, operate and maintain our existing stores and may include the opportunistic repurchase of shares of our common stock through our Board-approved share repurchase program. The primary sources of our liquidity are funds generated from operations and borrowed under our unsecured revolving credit facility. Decreased demand for our products or changes in customer buying patterns could negatively impact our ability to generate funds from operations. Additionally, decreased demand or changes in buying patterns could impact our ability to meet the debt covenants of our credit agreement and, therefore, negatively impact the funds available under our unsecured revolving credit facility. We believe that cash expected to be provided by operating activities and availability under our unsecured revolving credit facility will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future. However, there can be no assurance that we will continue to generate cash flows at or above recent levels.

Liquidity and related ratios:
The following table highlights our liquidity and related ratios as of December 31, 2017 and 2016 (dollars in millions):

	December 31,		Percentage Change
Liquidity and Related Ratios	2017	2016
Current assets	$3,398	$3,258	4.3%
Current liabilities	3,647	3,401	7.2%
Working capital (1)	(250)	(143)	(74.8)%
Total debt	2,978	1,887	57.8%
Total equity	$653	$1,627	(59.9)%
Debt to equity (2)	4.56:1	1.16:1	293.1%

(1)	Working capital is calculated as current assets less current liabilities.

(2)	Debt to equity is calculated as total debt divided by total equity.

Current assets increased 4%, current liabilities increased 7%, total debt increased 58% and total equity decreased 60% from 2016 to 2017. The increase in current assets was primarily due to the increase in inventory, resulting from the opening of 190 net, new stores in 2017. The increase in current liabilities was primarily due to the increase in accounts payable, resulting from inventory growth related to new store openings. Our accounts payable to inventory ratio was 106.0% as of December 31, 2017, as compared to 105.7% in the prior year. The increase in total debt was attributable to the issuance of $750 million of 3.600% Senior Notes due 2027 and borrowings of $346 million on our revolving credit facility at December 31, 2017. The decrease in total equity resulted from the impact of share repurchase activity, under our share repurchase program, on retained deficit and additional paid-in-capital, partially offset by a decrease in retained deficit from net income for the year ended December 31, 2017.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Year Ended December 31,
Liquidity:	2017	2016	2015
Total cash provided by/(used in):
Operating activities (1)	$1,403,687	$1,510,713	$1,345,488
Investing activities	(464,223)	(529,096)	(407,188)
Financing activities (1)	(1,039,714)	(951,320)	(1,072,559)
Net (decrease) increase in cash and cash equivalents	$(100,250)	$30,297	$(134,259)

Capital expenditures	$465,940	$476,344	$414,020
Free cash flow (2)	889,059	978,375	868,390

(1)	Prior period amount has been reclassified to conform to current period presentation, due to the Company’s adoption of a new accounting standard during the first quarter ended March 31, 2017.

(2)	Calculated as net cash provided by operating activities, less capital expenditures and excess tax benefit from share-based compensation payments for the period.

Operating activities:
The decrease in net cash provided by operating activities in 2017 compared to 2016 was primarily due to a smaller decrease in our net inventory investment, partially offset by an increase in net income. Net inventory investment reflects our investment in inventory, net of the amount of accounts payable to suppliers. Our accounts payable to inventory ratio was 106.0%, 105.7% and 99.1% as of December 31, 2017, 2016 and 2015, respectively. The smaller increase in our accounts payable to inventory ratio in 2017 was primarily attributable to fewer new suppliers entering our supplier financing programs in 2017 and a smaller decrease in net inventory, due to a softer sales environment, as compared to 2016.

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

Investing activities:
The decrease in net cash used in investing activities in 2017 compared to 2016 was primarily the result of a decrease in other investing activities and a decrease in capital expenditures in 2017. The decrease in other investing activities was primarily due to less acquisition related expenditures in 2017, as compared to 2016. Total capital expenditures were $466 million and $476 million in 2017 and 2016, respectively, and the decrease was primarily related to the timing of property acquisitions, closings, construction costs for new stores and the mix of owned versus leased stores opened during 2017, as compared to 2016.

The increase in net cash used in investing activities in 2016 compared to 2015 was primarily the result of an increase in capital expenditures and other investing activities in 2016. Total capital expenditures were $476 million and $414 million in 2016 and 2015, respectively, and the increase was primarily related to the timing of property acquisitions, closing and construction costs for new stores and our distribution expansion projects during 2016, as compared to 2015. The increase in other investing activities was primarily due to small acquisitions during 2016.

We opened 190, 210, and 205 net, new stores in 2017, 2016 and 2015, respectively, and acquired 48 Bond stores in 2016. We plan to open 200 net, new stores in 2018. The current costs associated with the opening of a new store, including the cost of land acquisition, building improvements, fixtures, vehicles, net inventory investment and computer equipment, are estimated to average approximately $1.6 million to $1.8 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site.

Financing activities:
The increase in net cash used in financing activities in 2017 compared to 2016 was primarily attributable to a greater impact from the repurchases of our common stock under our share repurchase program during 2017, as compared to 2016, partially offset by a higher level of net borrowings during 2017, as compared to 2016.

The decrease in net cash used in financing activities in 2016 compared to 2015 was primarily attributable to net proceeds from the issuance of long-term debt during 2016, partially offset by a greater impact from the repurchases of our common stock under our share repurchase program during 2016, as compared to 2015.

Unsecured revolving credit facility:
On April 5, 2017, the Company entered into a new credit agreement (the “Credit Agreement”). The new Credit Agreement provides for a five-year $1.20 billion unsecured revolving credit facility (the “Revolving Credit Facility”) arranged by JPMorgan Chase Bank, N.A., which is scheduled to mature in April 2022. The new Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings. As described in the new Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $600 million, provided that the aggregate amount of the commitments does not exceed $1.80 billion at any time.

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

As of December 31, 2017 and 2016, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $37 million and $39 million, respectively, reducing the aggregate availability under the new Credit Agreement by those amounts. As of December 31, 2017, we had outstanding borrowings under the Revolving Credit Facility in the amount of $346 million. As of December 31, 2016, we had no outstanding borrowings under our terminated unsecured revolving credit facility.

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

Debt covenants:
The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures. These covenants are, however, subject to a number of important limitations and exceptions. As of December 31, 2017, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 5.72 times and 6.15 times as of December 31, 2017 and 2016, respectively, and a consolidated leverage ratio of 1.98 times and 1.51 times as of December 31, 2017 and 2016, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the years ended December 31, 2017 and 2016 (dollars in thousands):

	For the Year Ended December 31,
	2017	2016
GAAP net income	$1,133,804	$1,037,691
Add: Interest expense	91,349	70,931
Rent expense	298,614	283,253
Provision for income taxes	504,000	599,500
Depreciation expense	232,674	217,009
Amortization expense	1,171	857
Non-cash share-based compensation	19,401	18,859
Non-GAAP EBITDAR	$2,281,013	$2,228,100

Interest expense	$91,349	$70,931
Capitalized interest	8,548	7,933
Rent expense	298,614	283,253
Total fixed charges	$398,511	$362,117

Consolidated fixed charge coverage ratio	5.72	6.15

GAAP debt	$2,978,390	$1,887,019
Add: Stand-by letters of credit	36,843	38,680
Discount on senior notes	3,721	3,149
Debt issuance costs	13,889	9,832
Five-times rent expense	1,493,070	1,416,265
Non-GAAP adjusted debt	$4,525,913	$3,354,945

Consolidated leverage ratio	1.98	1.51

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Cash provided by operating activities (1)	$1,403,687	$1,510,713	$1,345,488
Less: Capital expenditures	465,940	476,344	414,020
Excess tax benefit from share-based compensation	48,688	55,994	63,078
Free cash flow	$889,059	$978,375	$868,390

(1)	Prior period amount has been reclassified to conform to current period presentation, due to the Company’s adoption of a new accounting standard during the first quarter ended March 31, 2017.

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

Share repurchase program:
In January of 2011, our Board of Directors approved a share repurchase program. Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on May 10, 2017, September 1, 2017, and February 7, 2018, our Board of Directors each time approved a resolution to increase the authorization amount under our share repurchase program by an additional $1.00 billion, resulting in a cumulative authorization amount of $10.75 billion. Each additional authorization is effective for a three-year period, beginning on its respective announcement date.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program (in thousands, except per share data):

	For the Year Ended December 31,
	2017	2016
Shares repurchased	9,301	5,698
Average price per share	$233.57	$264.21
Total investment	$2,172,437	$1,505,371

As of December 31, 2017, we had $715 million remaining under our share repurchase program. Subsequent to the end of the year and through February 28, 2018, we repurchased an additional 1.1 million shares of our common stock under our share repurchase program, at an average price of $255.48, for a total investment of $290 million. We have repurchased a total of 67 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through February 28, 2018, at an average price of $138.38 for a total aggregate investment of $9.32 billion. As of February 28, 2018, we had approximately $1.43 billion remaining under our share repurchase program.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2017, included commitments for short and long-term debt arrangements, interest payments related to long-term debt, future payments under non-cancelable lease arrangements, self-insurance reserves, purchase obligations for construction contract commitments and other long-term liabilities, which are identified in the table below and are fully disclosed in Note 6 “Leasing,” Note 9 “Share-Based Compensation and Benefit Plans” and Note 10 “Commitments” to the Consolidated Financial Statements. We expect to fund these commitments primarily with operating cash flows expected to be generated in the normal course of business or through borrowings under our Revolving Credit Facility.

Deferred income taxes, as well as commitments with various suppliers for the purchase of inventory, are not reflected in the table below due to the absence of scheduled maturities, the nature of the account or the commitment’s cancellation terms. Due to the absence of scheduled maturities, the timing of certain of these payments cannot be determined, except for amounts estimated to be payable in 2018, which are included in “Current liabilities” on our Consolidated Balance Sheets.

We record a reserve for potential liabilities related to uncertain tax positions, including estimated interest and penalties, which are fully disclosed in Note 12 “Income Taxes” to the Consolidated Financial Statements. These estimates are not included in the table below because the timing related to the ultimate resolution or settlement of these positions cannot be determined. As of December 31, 2017, we recorded a net liability of $41 million related to these uncertain tax positions on our Consolidated Balance Sheets, all of which was included in “Other liabilities.”

We record a reserve for the projected obligation related to future payments under the Company’s nonqualified deferred compensation plan, which is fully disclosed in Note 9 “Share-Based Compensation and Benefit Plans” to the Consolidated Financial Statements. This estimate is not included in the table below because the timing related to the ultimate payment cannot be determined. As of December 31, 2017, we recorded a liability of $26 million related to this uncertain liability on our Consolidated Balance Sheets, all of which was included in “Other liabilities.”

The following table identifies the estimated payments of the Company’s contractual obligations as of December 31, 2017 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Before 1 Year	Years 1 and 2	Years 3 and 4	Years 5 and Over
Long-term debt principal and interest payments (1)	$3,749,456	$123,845	$245,440	$1,628,581	$1,751,590
Future minimum lease payments under operating leases (2)	2,367,161	293,317	535,669	433,506	1,104,669
Self-insurance reserves (3)	147,661	71,695	47,306	18,490	10,170
Construction commitments	54,368	54,368	—	—	—
Total contractual cash obligations	$6,318,646	$543,225	$828,415	$2,080,577	$2,866,429

(1)
Our Revolving Credit Facility, which has a maximum aggregate commitment of $1.20 billion and matures in April 2022, bears interest (other than swing line loans), at our option, at either the Alternate Base Rate or Eurodollar Revolving Loans(both as defined in the agreement) plus a margin, that will vary from 0.000% to 0.250% in the case of loans bearing interest at the Alternate Base Rate and 0.680% to 1.250% in the case of loans bearing interest at the Eurodollar Revolving Loan, in each case based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions. Swing line loans made under the Revolving Credit Facility bear interest at the Alternate Base Rate plus the applicable margin described above. In addition, we pay a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments, varying from 0.070% to 0.250% per annum based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions. Based on our current credit ratings, our margin for Alternate Base Rate loans was 0.000%, our margin for Eurodollar Revolving Loans was 0.9% and our facility fee was 0.100%. As of December 31, 2017, we had outstanding borrowings in the amount of $346 million under our Revolving Credit Facility.

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

We issue stand-by letters of credit provided by a $200 million sub limit under the Revolving Credit Facility that reduce our available borrowings under the Revolving Credit Facility. Those letters of credit are issued primarily to satisfy the requirements of workers’ compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance. Letters of credit totaling $37 million and $39 million were outstanding at December 31, 2017 and 2016, respectively.

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

Inventory Obsolescence and Shrink:
Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. The extended nature of the life cycle of our products is such that the risk of obsolescence of our inventory is minimal. The products that we sell generally have applications in our markets for a long period of time in conjunction with the corresponding vehicle population. We have developed sophisticated systems for monitoring the life cycle of a given product and, accordingly, have historically been very successful in adjusting the volume of our inventory in conjunction with a decrease in demand. We do record a reserve to reduce the carrying value of our inventory through a charge to cost of sales in the isolated instances where we believe that the market value of products is lower than our recorded cost. This reserve is based on our assumptions about the marketability of our existing inventory and is subject to uncertainty to the extent that we must estimate, at a given point in time, the market value of inventory that will be sold in future periods. Ultimately, our projections could differ from actual results and could result in a material impact to our stated inventory balances. We have historically not had to materially adjust our obsolescence reserves due to the factors discussed above and do not anticipate that we will experience material changes in our estimates in the future.

We also record a reserve to reduce the carrying value of our perpetual inventory to account for quantities in our perpetual records above the actual existing quantities on hand caused by unrecorded shrink. We estimate this reserve based on the results of our extensive and frequent cycle counting programs and periodic, full physical inventories. To the extent that our estimates do not accurately reflect the actual unrecorded inventory shrinkage, we could potentially experience a material impact to our inventory balances. We have historically been able to provide a timely and accurate measurement of shrink and have not experienced material adjustments to our estimates. If the shrink reserve changed 10% from the estimate that we recorded based on our historical experience at December 31, 2017, the financial impact would have been approximately $1 million or less than 0.1% of pretax income for the year ended December 31, 2017.

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

We review goodwill for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We have never recorded an impairment to goodwill. The process of evaluating goodwill for impairment involves the determination of the fair value of our Company using the market approach. Inherent in such fair value determinations are certain judgments and estimates, including estimates that incorporate assumptions marketplace participants would use in making their estimates of fair value. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, we will adjust the carrying value of these assets in the period in which the impairment occurs; however, we do not believe there has been any change of events or circumstances that would indicate that a reevaluation of goodwill is required as of December 31, 2017, nor do we believe goodwill is at risk of failing impairment testing. If the price of O’Reilly’s stock, which was a primary input used to determine our market capitalization during step one of goodwill impairment testing, changed by 10% from the value used during testing, the results and our conclusions would not have changed and no further steps would have been required.

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

Warranty Reserves:
We offer warranties on certain merchandise we sell with warranty periods ranging from 30 days to limited lifetime warranties. The risk of loss arising from warranty claims is typically the obligation of our suppliers. Certain suppliers provide upfront allowances to us in lieu of accepting the obligation for warranty claims. For this merchandise, when sold, we bear the risk of loss associated with the cost of warranty claims. Differences between supplier allowances received in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to the cost of sales. Estimated warranty costs, which are recorded as obligations at the time of sale, are based on the historical failure rate of each individual product line. Our historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims. If warranty reserves were changed 10% from our estimated reserves at December 31, 2017, the financial impact would have been approximately $4 million or 0.3% of pretax income for the year ended December 31, 2017.

Self-Insurance Reserves:
We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities from workers’ compensation, general liability, vehicle liability, property loss, and Team Member health care benefits. With the exception of certain Team Member health care benefit liabilities, employment related claims and litigation, certain commercial litigation and certain regulatory matters, we obtain third-party insurance coverage to limit our exposure for any individual workers’ compensation, general liability, vehicle liability or property loss claim. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, growth patterns and exposure forecasts. The assumptions made by management as they relate to each of these factors represent our judgment as to the most probable cumulative impact of each factor to our future obligations. Our calculation of self-insurance liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date, and the application of alternative assumptions could result in a different estimate of these liabilities. Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains. As we obtain additional information that affects the assumptions and estimates we used to recognize liabilities for claims incurred in prior accounting periods, we adjust our self-insurance liabilities to reflect the revised estimates based on this additional information. These liabilities are recorded at our estimate of their net present value, using a credit-adjusted discount rate. These liabilities do not have scheduled maturities, but we can estimate the timing of future payments based upon historical patterns. We could apply alternative assumptions regarding the timing of payments or the applicable discount rate that could result in materially different estimates of the net present value of the liabilities. If self-insurance reserves were changed 10% from our estimated reserves at December 31, 2017, the financial impact would have been approximately $14 million or 0.8% of pretax income for the year ended December 31, 2017.

Legal Reserves:
We maintain reserves for expenses associated with litigation, for which O’Reilly is currently involved. We are currently involved in litigation incidental to the ordinary conduct of our business. Management, with the assistance of outside legal counsel, must make estimates of potential legal obligations and possible liabilities arising from such litigation and records reserves for these expenditures. If legal reserves were changed 10% from our estimated reserves at December 31, 2017, the financial impact would have been approximately $3 million or 0.2% of pretax income for the year ended December 31, 2017.

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

INFLATION AND SEASONALITY

For the last three fiscal years, we have generally been successful in reducing the effects of merchandise cost increases principally by taking advantage of supplier incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. To the extent our acquisition cost increased due to price increases industry-wide, we have typically been able to pass along these increased costs through higher retail prices for the affected products. As a result, we do not believe inflation has had a material adverse effect on our operations.

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

QUARTERLY RESULTS

The following tables set forth certain quarterly unaudited operating data for fiscal years ended December 31, 2017 and 2016. The unaudited quarterly information includes all adjustments, which management considers necessary for a fair presentation of the information shown (in thousands, except per share and comparable store sales data):

	Fiscal 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Comparable store sales	0.8%	1.7%	1.8%	1.3%
Sales	$2,156,259	$2,290,829	$2,339,830	$2,190,808
Gross profit	1,131,147	1,200,062	1,230,294	1,159,180
Operating income	403,157	457,445	461,963	402,835
Net income	264,934	282,821	283,734	302,315
Earnings per share – basic (1)	$2.88	$3.14	$3.26	$3.56
Earnings per share – assuming dilution (1)	$2.83	$3.10	$3.22	$3.52

	Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Comparable store sales	6.1%	4.3%	4.2%	4.8%
Sales	$2,096,150	$2,176,689	$2,220,955	$2,099,302
Gross profit	1,097,579	1,127,179	1,170,026	1,114,227
Operating income	418,626	425,061	447,809	407,710
Net income	255,374	257,794	278,493	246,030
Earnings per share – basic (1)	$2.63	$2.69	$2.93	$2.62
Earnings per share – assuming dilution (1)	$2.59	$2.65	$2.90	$2.59

(1)	Earnings per share amounts are computed independently for each quarter and annual period. The quarterly earnings per share amounts may not sum to equal the full-year earnings per share amount.

The unaudited operating data presented above should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included therein.

RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under ASU 2014-09, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. ASU 2014-09 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August of 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), to defer the effective date of ASU 2014-09 by one year. For public companies, ASU 2015-14 changes ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. These ASUs can be adopted retrospectively or as a cumulative-effective adjustment at the date of adoption. We have substantially completed our evaluation of the impact of the adoption of ASU 2014-09, and we will adopt this guidance beginning with our first quarter ending March 31, 2018, using the modified retrospective transition method. Results for annual reporting periods beginning after December 31, 2017, will be presented under ASU 2014-09, while prior period amounts will not be adjusted and will continue to be reported under the accounting standards in effect for the prior periods. Our primary source of revenue is derived from the sale of automotive aftermarket parts to our customers, and generally, our performance obligations are satisfied immediately when the parts are delivered to the customer, which normally occurs the same day the customer orders the part. As such, the adoption of the new standard will not have a material impact on our consolidated financial condition, results of operations or cash flows; further, we do not expect significant changes to our business process, internal controls or systems as a result of adopting ASU 2014-09.

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

In March of 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, several aspects of the accounting for share-based payment transactions, including tax consequence, classification of awards as equity or liabilities, and classification on the statement of cash flows, were changed. We adopted this guidance with our first quarter ending March 31, 2017. Upon adoption of ASU 2016-09, we elected to change our accounting policy to account for forfeitures as they occur; this change was applied using the modified retrospective transition method with a cumulative effect adjustment of $0.3 million to opening “Retained earnings” on the accompanying Consolidated Balance Sheet as of December 31, 2017. We applied the amendments related to the presentation of tax withholdings on the statements of cash flows using the retrospective transition method, which resulted in $0.6 million and $0.9 million of tax withholdings being reclassified from “Net cash provided by operating activities” to “Net cash used in financing activities” on the accompanying Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015, respectively. We elected to apply the amendments related to the presentation of excess tax benefits on the statements of cash flows using the retrospective transition method, which resulted in $56.0 million and $63.1 million of excess tax benefits related to share-based compensation being reclassified from “Net cash used in financing activities” to “Net cash provided by operating activities” in the accompanying Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015, respectively. ASU 2016-09 amendments related to accounting for excess tax benefits in the income statement have been adopted prospectively, resulting in the reduction of $48.7 million in “Provision for income taxes” in the accompanying Consolidated Statement of Income for the year ended December 31, 2017, which lowered our effective tax rate, increased dilutive shares outstanding and increased diluted earnings per share for the year ended December 31, 2017, by $0.50.

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

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. As of December 31, 2017, we had outstanding borrowings under our Revolving Credit Facility in the amount of $346 million, at the weighted-average variable interest rate of 2.675%. At this borrowing level, a 0.25% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $0.9 million.

We had outstanding fixed rate debt of $2.65 billion and $1.90 billion as of December 31, 2017 and 2016, respectively. The fair value of our fixed rate debt was estimated at $2.73 billion and $1.98 billion as of December 31, 2017 and 2016, respectively, which was determined by reference to quoted market prices.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of December 31, 2017, our cash and cash equivalents totaled $46 million.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on this assessment, management believes that as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report, which is included herein.

/s/	Greg Henslee	/s/	Thomas McFall
Greg Henslee		Thomas McFall
Chief Executive Officer		Executive Vice President and
February 28, 2018		Chief Financial Officer
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of O’Reilly Automotive, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited O’Reilly Automotive, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, O’Reilly Automotive, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 28, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Kansas City, Missouri
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of O’Reilly Automotive, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.
Kansas City, Missouri
February 28, 2018

Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$46,348	$146,598
Accounts receivable, less allowance for doubtful accounts $12,717 in 2017 and $12,040 in 2016	216,251	197,274
Amounts receivable from suppliers	76,236	82,105
Inventory	3,009,800	2,778,976
Other current assets	49,037	53,022
Total current assets	3,397,672	3,257,975

Property and equipment, at cost	5,191,135	4,832,342
Less: accumulated depreciation and amortization	1,847,329	1,708,911
Net property and equipment	3,343,806	3,123,431

Goodwill	789,058	785,399
Other assets, net	41,349	37,384
Total assets	$7,571,885	$7,204,189

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,190,029	$2,936,656
Self-insurance reserves	71,695	67,921
Accrued payroll	77,147	71,717
Accrued benefits and withholdings	69,308	74,454
Other current liabilities	239,187	249,901
Total current liabilities	3,647,366	3,400,649

Long-term debt	2,978,390	1,887,019
Deferred income taxes	85,406	90,166
Other liabilities	207,677	199,219

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 5,000,000
Issued and outstanding shares - none	—	—
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
84,302,187 as of December 31, 2017, and
92,851,815 as of December 31, 2016	843	929
Additional paid-in capital	1,265,043	1,336,707
Retained (deficit) earnings	(612,840)	289,500
Total shareholders’ equity	653,046	1,627,136

Total liabilities and shareholders’ equity	$7,571,885	$7,204,189

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Income
(In thousands, except per share data)

	For the Year Ended December 31,
	2017	2016	2015
Sales	$8,977,726	$8,593,096	$7,966,674
Cost of goods sold, including warehouse and distribution expenses	4,257,043	4,084,085	3,804,031
Gross profit	4,720,683	4,509,011	4,162,643

Selling, general and administrative expenses	2,995,283	2,809,805	2,648,622
Operating income	1,725,400	1,699,206	1,514,021

Other income (expense):
Interest expense	(91,349)	(70,931)	(57,129)
Interest income	2,347	4,224	2,340
Other, net	1,406	4,692	1,134
Total other expense	(87,596)	(62,015)	(53,655)

Income before income taxes	1,637,804	1,637,191	1,460,366

Provision for income taxes	504,000	599,500	529,150
Net income	$1,133,804	$1,037,691	$931,216

Earnings per share-basic:
Earnings per share	$12.82	$10.87	$9.32
Weighted-average common shares outstanding – basic	88,426	95,447	99,965

Earnings per share-assuming dilution:
Earnings per share	$12.67	$10.73	$9.17
Weighted-average common shares outstanding – assuming dilution	89,502	96,720	101,514

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Shares	Par Value
Balance at December 31, 2014	101,603	$1,016	$1,194,929	$822,473	$2,018,418
Net income	—	—	—	931,216	931,216
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	59	—	11,630	—	11,630
Net issuance of common stock upon exercise of stock options	976	10	52,901	—	52,911
Excess tax benefit from share-based compensation	—	—	63,078	—	63,078
Share based compensation	—	—	20,274	—	20,274
Share repurchases, including fees	(4,901)	(49)	(61,315)	(1,074,849)	(1,136,213)
Balance at December 31, 2015	97,737	$977	$1,281,497	$678,840	$1,961,314
Net income	—	—	—	1,037,691	1,037,691
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	56	1	12,613	—	12,614
Net issuance of common stock upon exercise of stock options	757	8	47,386	—	47,394
Excess tax benefit from share-based compensation	—	—	55,994	—	55,994
Share based compensation	—	—	17,566	—	17,566
Share repurchases, including fees	(5,698)	(57)	(78,349)	(1,427,031)	(1,505,437)
Balance at December 31, 2016	92,852	$929	$1,336,707	$289,500	$1,627,136
Cumulative effective adjustment from adoption of ASU 2016-09 (See Note 1)	—	—	434	(266)	168
Net income	—	—	—	1,133,804	1,133,804
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	66	—	13,466	—	13,466
Net issuance of common stock upon exercise of stock options	685	7	33,222	—	33,229
Share based compensation	—	—	17,773	—	17,773
Share repurchases, including fees	(9,301)	(93)	(136,559)	(2,035,878)	(2,172,530)
Balance at December 31, 2017	84,302	$843	$1,265,043	$(612,840)	$653,046

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31,
	2017	2016	2015
		(As Adjusted, Note)	(As Adjusted, Note)
Operating activities:
Net income	$1,133,804	$1,037,691	$931,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	233,845	217,866	210,256
Amortization of debt discount and issuance costs	2,871	2,451	2,106
Deferred income taxes	(4,593)	10,394	(22,650)
Share-based compensation programs	19,401	18,859	21,899
Other	11,790	6,434	6,839
Changes in operating assets and liabilities:
Accounts receivable	(27,742)	(38,548)	(23,858)
Inventory	(231,802)	(119,270)	(76,226)
Accounts payable	253,265	322,427	191,064
Income taxes payable	14,220	26,880	81,617
Accrued payroll	5,430	12,616	(19,341)
Accrued benefits and withholdings	3,042	(256)	18,904
Other	(9,844)	13,169	23,662
Net cash provided by operating activities	1,403,687	1,510,713	1,345,488

Investing activities:
Purchases of property and equipment	(465,940)	(476,344)	(414,020)
Proceeds from sale of property and equipment	4,464	5,119	2,758
Payments received on notes receivable	—	1,047	4,074
Other	(2,747)	(58,918)	—
Net cash used in investing activities	(464,223)	(529,096)	(407,188)

Financing activities:
Proceeds from borrowings on revolving credit facility	3,101,000	—	—
Payments on revolving credit facility	(2,755,000)	—	—
Proceeds from the issuance of long-term debt	748,800	499,160	—
Payment of debt issuance costs	(7,590)	(4,125)	—
Principal payments on capital leases	—	—	(25)
Repurchases of common stock	(2,172,530)	(1,505,437)	(1,136,213)
Net proceeds from issuance of common stock	45,762	59,634	64,613
Other	(156)	(552)	(934)
Net cash used in financing activities	(1,039,714)	(951,320)	(1,072,559)

Net (decrease) increase in cash and cash equivalents	(100,250)	30,297	(134,259)
Cash and cash equivalents at beginning of the year	146,598	116,301	250,560
Cash and cash equivalents at end of the year	$46,348	$146,598	$116,301

Supplemental disclosures of cash flow information:
Income taxes paid	$496,728	$569,677	$485,824
Interest paid, net of capitalized interest	77,766	63,648	55,061

Note: Certain prior period amounts have been reclassified to conform to current period presentation. See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for more information.
See accompanying Notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business:
O’Reilly Automotive, Inc. and its subsidiaries, collectively, “O’Reilly” or the “Company,” is a specialty retailer and supplier of automotive aftermarket parts. The Company’s stores carry an extensive product line, including new and remanufactured automotive hard parts, maintenance items and various automotive accessories. As of December 31, 2017, the Company owned and operated 5,019 stores in 47 states, servicing both do-it-yourself (“DIY”) and the professional service provider customers. The Company’s robust distribution system provides stores with same-day or overnight access to an extensive inventory of hard-to-find items not typically stocked in the stores of other auto parts retailers.

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

Accounts receivable:
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. Allowances for doubtful accounts are determined based on historical experience and an evaluation of the current composition of accounts receivable. Amounts due to the Company from its Team Members are included in “Accounts receivable” on the accompanying Consolidated Balance Sheets. These amounts consist primarily of purchases of merchandise on Team Member accounts. Accounts receivable due from Team Members was approximately $0.9 million and $1.2 million as of December 31, 2017 and 2016, respectively.

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

Amounts receivable from suppliers:
The Company receives concessions from its suppliers through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates and co-operative advertising. Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred. All other supplier concessions are recognized as a reduction to the cost of sales. Amounts receivable from suppliers also include amounts due to the Company for changeover merchandise and product returns. The Company regularly reviews supplier receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s suppliers’ financial positions and corresponding abilities to meet financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the amounts receivable from suppliers and the Company did not record a reserve for uncollectable amounts from suppliers in the consolidated financial statements as of December 31, 2017 or 2016.

Inventory:
Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Inventory also includes capitalized costs related to procurement, warehousing and distribution centers (“DC”s). Cost has been determined using the last-in, first-out (“LIFO”) method, which more accurately matches costs with related revenues. Over time, as the Company’s merchandise inventory purchases have increased, the Company negotiated improved acquisition costs from its suppliers and the corresponding price deflation exhausted the Company’s LIFO reserve balance. The Company’s policy is to not write up the value of its inventory in excess of its replacement cost, and accordingly, the Company’s merchandise inventory has been effectively recorded at replacement cost since December 31, 2013. The replacement cost of inventory was $3.01 billion and $2.78 billion as of December 31, 2017 and 2016, respectively. LIFO costs exceeded replacement costs by $157.3 million and $132.0 million at December 31, 2017 and 2016, respectively.

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

Notes receivable:
Historically, the Company has utilized notes receivable from supplier and other third parties; however, during the year ended December 31, 2016, the notes receivable from suppliers and other third parties were dissolved, in connection with new supplier contracts, and during the years ended December 31, 2017 and 2016, no new notes receivable arrangements were entered into.

Goodwill and other intangibles:
The accompanying Consolidated Balance Sheets at December 31, 2017 and 2016, include goodwill and other intangible assets recorded as the result of acquisitions. The Company reviews goodwill for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. During 2017 and 2016, the goodwill impairment test included a quantitative assessment, which compared the fair value of the reporting unit to its carrying amount, including goodwill. The Company operates as a single reporting unit, and the Company determined that its fair value exceeded its carrying value, including goodwill, as of December 31, 2017 and 2016; as such, no goodwill impairment adjustment was required as of December 31, 2017 and 2016. Finite-lived intangibles are carried at cost and amortization is calculated using the straight-line method, generally over the estimated useful lives of the intangibles.

Impairment of long-lived assets:
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset. If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount, by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not historically recorded any material impairment charges to its long-lived assets and the Company did not record a material impairment charge to its long-lived assets during the year ended December 31, 2017 or 2016.

Valuation of investments:
The Company has an unsecured obligation to pay, in the future, the value of deferred compensation and a Company match relating to employee participation in the Company’s nonqualified deferred compensation plan (the “Deferred Compensation Plan”). See Note 9 for further information concerning the Company’s benefit plans. The future obligation is adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant. The Company invests in various marketable securities with the intention of selling these securities to fulfill its future obligations under the Deferred Compensation Plan. The investments in this plan were stated at fair value based on quoted market prices, were accounted for as trading securities and were included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016. See Note 2 for further information concerning the fair value measurements of the Company’s marketable securities.

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

The following table identifies the components of the Company’s self-insurance reserves as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Self-insurance reserves (undiscounted)	$147,664	$138,687
Self-insurance reserves (discounted)	137,970	129,437

The current portion of the Company’s discounted self-insurance reserves totaled $71.7 million and $67.9 million as of December 31, 2017 and 2016, respectively, which was included in “Self-insurance reserves” on the accompanying Consolidate Balance Sheets as of December 31, 2017 and 2016. The remainder was included in “Other liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016.

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

As of December 31, 2017 and 2016, the Company had recorded a deferred revenue liability of $4.7 million and $4.8 million, respectively, related to its loyalty program, which were included in “Other liabilities” in the accompanying Consolidated Balance Sheets. During the year ended December 31, 2017 and 2016, the Company recognized $17.6 million and $12.7 million, respectively, of deferred revenue related to its loyalty program.

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

Advertising expenses:
Advertising expense consists primarily of expenses related to the Company’s integrated marketing program, which includes television, radio, direct mail and newspaper distribution, in-store and online promotions, and sports and event sponsorships. The Company expenses advertising costs as incurred. The Company also participates in cooperative advertising arrangements with certain of its suppliers. Advertising expense, net of cooperative advertising allowances from suppliers that were incremental to the advertising program, specific to the product or event and identifiable for accounting purposes, total $83.7 million, $83.0 million and $79.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

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

Pre-opening expenses:
Costs associated with the opening of new stores, which consist primarily of payroll and occupancy costs, are charged to “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income as incurred. Costs associated with the opening of new distribution centers, which consist primarily of payroll and occupancy costs, are included in “Cost of goods sold, including warehouse and distribution expenses” on the accompanying Consolidated Statements of Income as incurred.

Interest expense:
The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average interest rates incurred on its long-term borrowings. Total interest costs capitalized for the years ended December 31, 2017, 2016 and 2015, were $8.5 million, $7.9 million and $7.4 million, respectively, which were included in “Interest expense” on the accompanying Consolidated Statements of Income.

In conjunction with the issuance or amendment of long-term debt instruments, the Company incurs various costs, including debt registration fees, accounting and legal fees and underwriter and book runner fees. Debt issuance costs related to the Company’s long-term unsecured senior notes are recorded as a reduction of the principal amount of the corresponding unsecured senior notes. Debt issuance costs related to the Company’s unsecured revolving credit facility are recorded as an asset. These debt issuance costs have been deferred and are being amortized over the term of the corresponding debt instrument and the amortization expense is included in “Interest expense” on the accompanying Consolidated Statements of Income. Deferred debt issuance costs totaled $15.9 million and $10.6 million, net of accumulated amortization, as of December 31, 2017 and 2016, respectively, of which $2.0 million and $0.7 million were included in “Other assets, net” as of December 31, 2017 and 2016, respectively, with the remainder included in “Long-term debt” on the accompanying Consolidated Balance Sheets.

The Company issued its long-term unsecured senior notes at a discount. The original issuance discount on the senior notes is recorded as a reduction of the principal amount due for the corresponding senior notes and is accreted over the term of the applicable senior note, with the accretion expense included in “Interest expense” on the accompanying Consolidated Statements of Income. Original issuance discounts, net of accretion, totaled $3.7 million and $3.1 million as of December 31, 2017 and 2016, respectively.

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

The Company did not establish a valuation allowance for deferred tax assets as of December 31, 2017 and 2016, as it was considered more likely than not that deferred tax assets were realizable through a combination of future taxable income, the realization of deferred tax liabilities and tax planning strategies. The Company regularly reviews its potential tax liabilities for tax years subject to audit. The amount of such liabilities is based on various factors, such as differing interpretations of tax regulations by the responsible tax authority, experience with previous tax audits and applicable tax law rulings. In management’s opinion, adequate provisions for income taxes have been made for all years presented. The estimates of the Company’s potential tax liabilities contain uncertainties because management must use judgment to estimate the exposures associated with the Company’s various tax positions and actual results could differ from estimates. See Note 12 for further information concerning the Company’s income taxes.

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

New accounting pronouncements:
In May of 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  Under ASU 2014-09, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers.  ASU 2014-09 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer.  In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  In August of 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date” (“ASU 2015-14”), to defer the effective date of ASU 2014-09 by one year.  For public companies, ASU 2015-14 changes ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  These ASUs can be adopted retrospectively or as a cumulative-effective adjustment at the date of adoption.  The Company has substantially completed its evaluation of the impact of the adoption of ASU 2014-09, and the Company will adopt this guidance beginning with its first quarter ending March 31, 2018, using the modified retrospective transition method.  Results for annual reporting periods beginning after December 31, 2017, will be presented under ASU 2014-09, while prior period amounts will not be adjusted and will continue to be reported under the accounting standards in effect for the prior periods.  The Company’s primary source of revenue is derived from the sale of automotive aftermarket parts to its customers, and generally, the Company’s performance obligations are satisfied immediately when the parts are delivered to the customer, which normally occurs the same day the customer orders the part.  As such, the adoption of the new standard will not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows; further, the Company does not expect significant changes to its business process, internal controls or systems as a result of adopting ASU 2014-09.

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

In March of 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under ASU 2016-09, several aspects of the accounting for share-based payment transactions, including tax consequence, classification of awards as equity or liabilities, and classification on the statement of cash flows, were changed. The Company adopted this guidance with its first quarter ending March 31, 2017. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur; this change was applied using the modified retrospective transition method with a cumulative effect adjustment of $0.3 million to opening “Retained earnings” on the accompanying Consolidated Balance Sheet as of December 31, 2017. The Company applied the amendments related to the presentation of tax withholdings on the statements of cash flows using the retrospective transition method, which resulted in $0.6 million and $0.9 million of tax withholdings being reclassified from “Net cash provided by operating activities” to “Net cash used in financing activities” on the accompanying Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015, respectively. The Company elected to apply the amendments related to the presentation of excess tax benefits on the statements of cash flows using the retrospective transition method, which resulted in $56.0 million and $63.1 million of excess tax benefits related to share-based compensation being reclassified from “Net cash used in financing activities” to “Net cash provided by operating activities” in the accompanying Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015, respectively. ASU 2016-09 amendments related to accounting for excess tax benefits in the income statement have been adopted prospectively, resulting in the reduction of $48.7 million in “Provision for income taxes” in the accompanying Consolidated Statement of Income for the year ended December 31, 2017, which lowered the Company’s effective tax rate, increased dilutive shares outstanding and increased diluted earnings per share for the year ended December 31, 2017, by $0.50.

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

NOTE 2 – FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis:
The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016. The Company recorded an increase in fair value related to its marketable securities in the amounts of $3.6 million and $1.9 million for the years ended December 31, 2017 and 2016, respectively, which were included in “Other income (expense)” on the accompanying Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$25,706	$—	$—	$25,706

	December 31, 2016
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$20,462	$—	$—	$20,462

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of December 31, 2017 and 2016, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016. See Note 5 for further information concerning the Company’s senior notes and unsecured revolving credit facility.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach. The fair values as of December 31, 2017 and 2016, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$2,632,390	$2,728,167	$1,887,019	$1,977,510

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

NOTE 3 – PROPERTY AND EQUIPMENT

The following table identifies the types and balances of property and equipment included in “Property and equipment, at cost” on the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016, and includes the estimated useful lives for its types of property and equipment (in thousands, except original useful lives):

	Original Useful Lives	December 31, 2017	December 31, 2016
Land		$695,669	$648,689
Buildings and building improvements	15 – 39 years	1,968,079	1,805,347
Leasehold improvements	3 – 25 years	626,714	593,785
Furniture, fixtures and equipment	3 – 20 years	1,250,690	1,215,929
Vehicles	5 – 10 years	392,130	359,362
Construction in progress		257,853	209,230
Total property and equipment		5,191,135	4,832,342
Less: accumulated depreciation and amortization		1,847,329	1,708,911
Net property and equipment		$3,343,806	$3,123,431

The Company recorded depreciation and amortization expense related to property and equipment in the amounts of $232.7 million, $217.0 million and $203.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

NOTE 4 – GOODWILL AND OTHER INTANGIBLES

Goodwill:
Goodwill is reviewed for impairment annually during the fourth quarter, or more frequently if events or changes in business conditions indicate that impairment may exist. Goodwill is not amortizable for financial statement purposes. The Company did not record any goodwill impairment during the years ended December 31, 2017 or 2016.

The carrying amount of the Company’s goodwill was included in “Goodwill” on the accompanying Consolidate Balance Sheets as of December 31, 2017 and 2016. During the year ended December 31, 2017 and 2016, the Company recorded an increase in goodwill of $3.7 million and $28.3 million, respectively, resulting from small acquisitions.

The following table identifies the changes in goodwill for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Goodwill, balance at January 1,	$785,399	$757,142
Change in goodwill	3,659	28,257
Goodwill, balance at December 31,	$789,058	$785,399

As of December 31, 2017 and 2016, other than goodwill, the Company did not have any indefinite-lived intangible assets.

Intangibles other than goodwill:
The following table identifies the components of the Company’s amortizable intangibles as of December 31, 2017 and 2016 (in thousands):

	Cost of Amortizable Intangibles		Accumulated Amortization (Expense) Benefit		Net Amortizable Intangibles
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Amortizable intangible assets:
Favorable leases	$22,500	$27,960	$(14,495)	$(18,104)	$8,005	$9,856
Non-compete agreements	1,851	1,887	(464)	(414)	1,387	1,473
Total amortizable intangible assets	$24,351	$29,847	$(14,959)	$(18,518)	$9,392	$11,329

Unfavorable leases	$14,470	$19,950	$11,853	$15,840	$2,617	$4,110

During the years ended December 31, 2017 and 2016, the Company recorded non-compete agreement assets in conjunction with small acquisitions in the amounts of $0.2 million and $1.1 million, respectively.

The Company recorded favorable lease assets in conjunction with a previous acquisition; these favorable lease assets represent the values of operating leases acquired with favorable terms. These favorable leases had an estimated weighted-average remaining useful life of approximately 8.8 years as of December 31, 2017. For the years ended December 31, 2017, 2016 and 2015, the Company recorded amortization expense of $1.6 million, $2.1 million and $2.7 million, respectively, related to its amortizable intangible assets, which were included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016.

The Company recorded unfavorable lease liabilities in conjunction with a previous acquisition; these unfavorable lease liabilities represent the values of operating leases acquired with unfavorable terms. These unfavorable leases had an estimated weighted-average remaining useful life of approximately 3.3 years as of December 31, 2017. For the years ended December 31, 2017, 2016 and 2015, the Company recognized an amortized benefit of $1.5 million, $2.1 million and $2.8 million, respectively, related to these unfavorable operating leases, which were included in “Other liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016.

The following table identifies the estimated amortization expense and benefit of the Company’s intangibles for each of the next five years as of December 31, 2017 (in thousands):

	December 31, 2017
	Amortization Expense	Amortization Benefit	Total Amortization Expense
2018	$(1,622)	$923	$(699)
2019	(1,405)	713	(692)
2020	(1,228)	541	(687)
2021	(1,001)	389	(612)
2022	(883)	51	(832)
Total	$(6,139)	$2,617	$(3,522)

NOTE 5 – FINANCING

The following table identifies the amounts of the Company’s financing facilities, which were included in “Long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Revolving Credit Facility, weighted-average variable interest rate of 2.675%	$346,000	$—
$500 million, 4.875% Senior Notes due 2021(1), effective interest rate of 4.956%	497,565	496,758
$300 million, 4.625% Senior Notes due 2021(2), effective interest rate of 4.645%	298,961	298,679
$300 million, 3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	298,214	297,868
$300 million, 3.850% Senior Notes due 2023(4), effective interest rate of 3.851%	298,583	298,355
$500 million, 3.550% Senior Notes due 2026(5), effective interest rate of 3.570%	495,792	495,359
$750 million, 3.600% Senior Notes due 2027(6), effective interest rate of 3.619%	743,275	—
Long-term debt	$2,978,390	$1,887,019

(1)
Net of unamortized discount of $1.1 million and $1.4 million as of December 31, 2017 and 2016, respectively, and debt issuance costs of $1.4 million and $1.8 million as of December 31, 2017 and 2016, respectively.

(2)
Net of unamortized discount of $0.2 million and $0.2 million as of December 31, 2017 and 2016, respectively, and debt issuance costs of $0.8 million and $1.1 million as of December 31, 2017 and 2016, respectively.

(3)
Net of unamortized discount of $0.6 million and $0.7 million as of December 31, 2017 and 2016, respectively, and debt issuance costs of $1.2 million and $1.5 million as of December 31, 2017 and 2016, respectively.

(4)	Net of unamortized discount of less than $0.1 million as of December 31, 2017 and 2016, and debt issuance costs of $1.4 million and $1.6 million as of December 31, 2017 and 2016, respectively.

(5)
Net of unamortized discount of $0.7 million and $0.8 million as of December 31, 2017 and 2016, respectively, and debt issuance costs of $3.5 million and $3.9 million as of December 31, 2017 and 2016, respectively.

(6)	Net of unamortized discount of $1.2 million as of December 31, 2017, and debt issuance costs of $5.6 million as of December 31, 2017.

The following table identifies the principal maturities of the Company’s financing facilities as of December 31, 2017 (in thousands):

Scheduled Maturities
2018	$—
2019	—
2020	—
2021	800,000
2022	646,000
Thereafter	1,550,000
Total	$2,996,000

Unsecured revolving credit facility:
On April 5, 2017, the Company entered into a new credit agreement (the “Credit Agreement”). The new Credit Agreement provides for a $1.2 billion unsecured revolving credit facility (the “Revolving Credit Facility”) arranged by JPMorgan Chase Bank, N.A., which is scheduled to mature in April 2022. The new Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility. As described in the new Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $600 million, provided that the aggregate amount of the commitments does not exceed $1.8 billion at any time.

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

As of December 31, 2017 and 2016, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $36.8 million and $38.7 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the new Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments under the new Credit Agreement in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions. As of December 31, 2017, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The new Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00. The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges. Fixed charges include interest expense, capitalized interest and rent expense. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the new Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the new Credit Agreement and litigation from lenders. As of December 31, 2017, the Company remained in compliance with all covenants under the new Credit Agreement.

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

The Company has issued a cumulative $2.7 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2027, with UMB as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of December 31, 2017.

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

NOTE 6 – LEASING

The following table identifies the future minimum lease payments under all of the Company’s operating leases for each of the next five years and in the aggregate as of December 31, 2017 (in thousands):

	December 31, 2017
	Related Parties	Non-Related Parties	Total
2018	$4,663	$288,654	$293,317
2019	3,210	274,694	277,904
2020	2,389	255,376	257,765
2021	1,922	227,392	229,314
2022	1,164	203,028	204,192
Thereafter	4,476	1,100,193	1,104,669
Total	$17,824	$2,349,337	$2,367,161

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

The future minimum lease payments under the Company’s operating leases, in the table above, do not include potential amounts for percentage rent or other operating lease related costs and have not been reduced by expected future minimum sublease income. Expected future minimum sublease income under non-cancelable subleases is approximately $15.7 million at December 31, 2017.

The following table summarizes the net rent expense amounts for the years ended December 31, 2017, 2016 and 2015, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Minimum operating lease expense	$289,245	$273,559	$263,479
Contingent rents	1,049	892	947
Other lease related occupancy costs	12,478	13,241	12,852
Total rent expense	302,772	287,692	277,278
Less: sublease income	4,158	4,439	4,019
Net rent expense	$298,614	$283,253	$273,259

NOTE 7 – WARRANTIES

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Warranty liabilities, balance at January 1,	$36,623	$35,223
Warranty claims	(79,660)	(73,925)
Warranty accruals	87,435	75,325
Warranty liabilities, balance at December 31,	$44,398	$36,623

NOTE 8 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on May 10, 2017, September 1, 2017, and February 7, 2018, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $10.8 billion. Each additional authorization is effective for a three-year period, beginning on its respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program (in thousands, except per share data):

	For the Year Ended December 31,
	2017	2016
Shares repurchased	9,301	5,698
Average price per share	$233.57	$264.21
Total investment	$2,172,437	$1,505,371

As of December 31, 2017, the Company had $715.4 million remaining under its share repurchase program. Subsequent to the end of the year and through February 28, 2018, the Company repurchased an additional 1.1 million shares of its common stock under its share repurchase program, at an average price of $255.48, for a total investment of $289.9 million. The Company has repurchased a total of 67.4 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through February 28, 2018, at an average price of $138.38, for a total aggregate investment of $9.3 billion.

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

The table below identifies the shares that have been authorized for issuance and the shares available for future issuance under the Company plans, as of December 31, 2017 (in thousands):

	December 31, 2017
Plans	Total Shares Authorized for Issuance under the Plans	Shares Available for Future Issuance under the Plans
Employee Incentive Plans	34,000	5,834
Director Stock Plan	1,000	263
Performance Incentive Plan	650	370
Employee Stock Purchase Plans	4,250	646
Profit Sharing and Savings Plan	4,200	349

Stock options:
The Company’s employee incentive plans provide for the granting of stock options for the purchase of common stock of the Company to certain key employees of the Company. Employee stock options are granted at an exercise price that is equal to the closing market price of the Company’s common stock on the date of the grant. Employee stock options granted under the plans expire after ten years and typically vest 25% per year, over four years. The Company records compensation expense for the grant date fair value of the option awards evenly over the vesting period or minimum required service period.

The table below identifies the employee stock option activity under these plans during the year ended December 31, 2017:

	Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Terms	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,789	$105.11
Granted	282	251.26
Exercised	(674)	48.58
Forfeited or expired	(33)	215.46
Outstanding at December 31, 2017	2,364	$137.08	5.3 Years	$244,562
Vested or expected to vest at December 31, 2017	2,319	$135.11	5.2 Years	$244,492
Exercisable at December 31, 2017	1,571	$85.00	3.8 Years	$244,360

The Company’s director stock plan provides for the granting of stock options for the purchase of common stock of the Company to directors of the Company. Director stock options are granted at an exercise price that is equal to the closing market price of the Company’s common stock on the date of the grant. Director stock options granted under the plans expire after seven years and vest fully after six months. The Company records compensation expense for the grant date fair value of the option awards evenly over the vesting period or minimum required service period.

The table below identifies the director stock option activity under this plan during the year ended December 31, 2017:

	Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Terms	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	11	$48.31
Granted	—	—
Exercised	(11)	48.31
Forfeited	—	—
Outstanding at December 31, 2017	—	$—	—	$—
Vested or expected to vest at December 31, 2017	—	$—	—	$—
Exercisable at December 31, 2017	—	$—	—	$—

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.

•

•	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Risk free interest rate	1.98%	1.44%	1.52%
Expected life	5.4 Years	5.5 Years	5.7 Years
Expected volatility	22.4%	22.3%	22.3%
Expected dividend yield	—%	—%	—%

Upon adoption of the new share-based compensation accounting standard, ASU 2016-09, during the three months ended March 31, 2017, the Company elected to change its accounting policy to account for forfeitures as they occur; this change resulted in the calculation for forfeitures for the years ended December 31, 2016 and 2015, not being altered or restated. Prior to the year ended December 31, 2017, the Company’s forfeiture rate was the estimated percentage of options awarded that were expected to be forfeited or canceled prior to becoming fully vested, and the estimate was evaluated periodically and was based upon historical experience at the time of evaluation and reduced expense ratably over the vesting period or the minimum required service period. See Note 1 for further information concerning the Company’s adoption of ASU 2016-09.

The following table summarizes activity related to stock options awarded by the Company for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
	2017	2016	2015
Compensation expense for stock options awarded (in thousands)	$15,561	$15,404	$18,209
Income tax benefit from compensation expense related to stock options (in thousands)	5,934	5,753	6,811
Total intrinsic value of stock options exercised (in thousands)	135,533	157,115	169,248
Cash received from exercise of stock options (in thousands)	33,229	47,394	105,822
Weighted-average grant-date fair value of options awarded	$62.79	$63.42	$51.56
Weighted-average remaining contractual life of exercisable options	3.8 Years	3.9 Years	4.2 Years

At December 31, 2017, the remaining unrecognized compensation expense related to unvested stock option awards was $26.8 million, and the weighted-average period of time, over which this cost will be recognized, is 2.5 years.

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

The table below identifies the employee restricted stock activity under these plans during the year ended December 31, 2017 (in thousands, except per share data):

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2016	3	$204.33
Granted during the period	1	256.69
Vested during the period (1)	(1)	182.10
Forfeited during the period	—	—
Non-vested at December 31, 2017	3	$244.06

(1)	Includes less than one thousand shares withheld to cover employees’ taxes upon vesting.

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

The table below identifies the director restricted stock activity under this plan during the year ended December 31, 2017 (in thousands, except per share data):

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2016	6	$222.77
Granted during the period	3	252.45
Vested during the period	(4)	200.81
Forfeited during the period	—	—
Non-vested at December 31, 2017	5	$250.85

The following table summarizes activity related to restricted stock awarded by the Company for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

	For the Year Ended December 31,
	2017	2016	2015
Compensation expense for restricted shares awarded	$1,628	$1,293	$1,625
Income tax benefit from compensation expense related to restricted shares	$621	$483	$610
Total fair value of restricted shares at vest date	$1,202	$2,384	$3,284
Shares awarded under the plans	4	4	4
Weighted-average grant-date fair value of shares awarded under the plans	$253.78	$264.24	$208.56

At December 31, 2017, the remaining unrecognized compensation expense related to unvested restricted share awards was $0.3 million, and the weighted-average period of time, over which this cost will be recognized, is 0.1 years.

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

The table below summarizes activity related to the Company’s ESPP for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

	For the Year Ended December 31,
	2017	2016	2015
Compensation expense for shares issued under the ESPP	$2,212	$2,162	$2,065
Income tax benefit from compensation expense for shares issued under the ESPP	$844	$807	$773
Shares issued under the ESPP	64	54	60
Weighted-average price of shares issued under the ESPP	$196.72	$227.12	$195.04

Profit sharing and savings plan:
The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service. The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company did not make any discretionary contributions to the 401(k) Plan during the years ended December 31, 2017, 2016 or 2015. The Company expensed matching contributions under the 401(k) Plan in the amounts of $22.6 million, $20.6 million and $18.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Nonqualified deferred compensation plan:
The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation, that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $25.7 million and $20.5 million as of December 31, 2017 and 2016, respectively, which were included in “Other liabilities” on the Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million for each of the years ended December 31, 2017, 2016 and 2015, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

NOTE 10 – COMMITMENTS

Construction commitments:
As of December 31, 2017, the Company had construction commitments in the amount of $54.4 million.

Letters of credit commitments:
As of December 31, 2017, the Company had outstanding letters of credit, primarily to satisfy workers’ compensation, general liability and other insurance policies, in the amount of $36.8 million. See Note 5 for further information concerning the Company’s letters of credit commitments.

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

NOTE 11 – RELATED PARTIES

The Company leases certain land and buildings related to 75 of its O’Reilly Auto Parts stores under fifteen- or twenty-year operating lease agreements with entities, in which certain of the Company’s affiliated directors, or members of an affiliated director’s immediate family are affiliated. Generally, these lease agreements provide for renewal options for an additional five years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreements. Lease payments under these operating leases totaled $4.6 million, $4.5 million and $4.5 million during the years ended December 31, 2017, 2016 and 2015, respectively. The Company believes that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties. See Note 6 for further information concerning the Company’s operating leases.

NOTE 12 – INCOME TAXES

Deferred income tax assets and liabilities:
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include the tax effect of carryforwards.

The following table identifies significant components of the Company’s net deferred tax liabilities included in “Deferred income taxes” on the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$1,885	$2,686
Tax credits	7,179	9,363
Other accruals	97,247	153,955
Net operating losses	346	304
Other	14,784	19,870
Total deferred tax assets	121,441	186,178

Deferred tax liabilities:
Inventories	55,965	76,694
Property and equipment	122,354	157,228
Other	28,528	42,422
Total deferred tax liabilities	206,847	276,344

Net deferred tax liabilities	$(85,406)	$(90,166)

Provision for income taxes:
The following tables reconcile the amounts included in “Provision for income taxes” on the accompanying Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Year Ended December 31, 2017
	Current	Deferred	Total
Federal income tax expense (benefit)	$467,577	$(13,053)	$454,524
State income tax expense	41,183	8,293	49,476
Net income tax expense (benefit)	$508,760	$(4,760)	$504,000

	For the Year Ended December 31, 2016
	Current	Deferred	Total
Federal income tax expense	$540,090	$7,558	$547,648
State income tax expense	49,016	2,836	51,852
Net income tax expense	$589,106	$10,394	$599,500

	For the Year Ended December 31, 2015
	Current	Deferred	Total
Federal income tax expense (benefit)	$504,558	$(21,973)	$482,585
State income tax expense (benefit)	47,242	(677)	46,565
Net income tax expense (benefit)	$551,800	$(22,650)	$529,150

The following table outlines the reconciliation of the “Provision for income taxes” amounts included on the accompanying Consolidated Statements of Income to the amounts computed at the federal statutory rate for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Federal income taxes at statutory rate	$573,231	$573,020	$511,128
State income taxes, net of federal tax benefit	39,062	35,285	32,137
Excess tax benefit from share-based compensation	(48,688)	—	—
Revaluation of deferred tax liability	(53,240)	—	—
Other items, net	(6,365)	(8,805)	(14,115)
Total provision for income taxes	$504,000	$599,500	$529,150

As a result of the adoption of the required, new share-based compensation accounting standard, ASU 2016-09, during the three months ended March 31, 2017, the excess tax benefit associated with the exercise of non-qualified stock options has been included in “Provision for income taxes” on the accompanying Consolidated Statements of Income for the year ended December 31, 2017. Prior to the year ended December 31, 2017, the excess tax benefit associated with the exercise of non-qualified stock options was included in “Additional paid-in capital” on the accompanying Consolidated Balance Sheets. See Note 1 for further information concerning the Company’s adoption of ASU 2016-09.

The U.S. Tax Cuts and Jobs Act, enacted in December 2017 (“Tax Act”), significantly reduced the federal corporate income tax rate for tax years beginning in 2018, requiring the Company to revalue its deferred income tax liabilities.  The Company recorded a one-time tax benefit of $53.2 million in “Provision for income taxes” on the accompanying Consolidated Statements of Income for the year ended December 31, 2017, to reflect the reduced federal corporate income tax rate in the tax years the deferred tax differences are expected to reverse.  This provisional tax benefit from the revaluation of the Company’s deferred income tax liabilities was recorded based on the Company’s initial evaluation of the impact of the Tax Act and is subject to change in 2018 as the Company continues to refine, analyze and update the underlying data, computations and assumptions used to prepare this provisional amount during the measurement period.

As of December 31, 2017, the Company had tax credit carryforwards available for state tax purposes, net of federal impact, in the amount of $7.2 million. As of December 31, 2017, the Company had net operating loss carryforwards available for state purposes in the amount of $9.5 million. The Company’s state net operating loss carryforwards generally expire in 2028, and the Company’s tax credits generally expire in 2024.

Unrecognized tax benefits:
The following table summarizes the changes in the gross amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Unrealized tax benefit, balance at January 1,	$34,798	$36,928	$49,598
Additions based on tax positions related to the current year	6,299	6,116	5,405
Additions based on tax positions related to prior years	—	—	995
Payments related to items settled with taxing authorities	—	(195)	(4,012)
Reductions due to the lapse of statute of limitations and settlements	(5,709)	(8,051)	(15,058)
Unrealized tax benefit, balance at December 31,	$35,388	$34,798	$36,928

For the years ended December 31, 2017, 2016 and 2015, the Company recorded a reserve for unrecognized tax benefits, including interest and penalties, in the amounts of $40.9 million, $40.6 million and $43.6 million, respectively. All of the unrecognized tax benefits recorded as of December 31, 2017, 2016 and 2015, respectively, would affect the Company’s effective tax rate if recognized, generally net of the federal tax effect of approximately $8.3 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017, 2016 and 2015, the Company had accrued approximately $5.5 million, $5.8 million and $6.7 million, respectively, of interest and penalties related to uncertain tax positions before the benefit of the deduction for interest on state and federal returns. During the years ended December 31, 2017, 2016 and 2015, the Company recorded tax expense related to an increase in its liability for interest and penalties in the amounts of $2.0 million, $2.4 million and $2.8 million, respectively. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2018, the Company expects a reduction of $7.5 million of unrecognized tax benefits during the one-year period subsequent to December 31, 2017, resulting from settlement or expiration of the statute of limitations.

The Company’s United States federal income tax returns for tax years 2015 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). The IRS concluded an examination of the O’Reilly consolidated 2012 and 2013 federal income tax returns in the second quarter of 2015. The statute of limitations for the Company’s federal income tax returns for tax years 2013 and prior expired on September 15, 2017. The statute of limitations for the Company’s U.S. federal income tax return for 2014 will expire on September 15, 2018, unless otherwise extended. The IRS is currently conducting an examination of the Company’s consolidated returns for tax years 2014 and 2015. The Company’s state income tax returns remain subject to examination by various state authorities for tax years ranging from 2006 through 2016.

NOTE 13 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

	For the Year Ended December 31,
	2017	2016	2015
Numerator (basic and diluted):
Net income	$1,133,804	$1,037,691	$931,216

Denominator:
Weighted-average common shares outstanding – basic	88,426	95,447	99,965
Effect of stock options (1)	1,076	1,273	1,549
Weighted-average common shares outstanding – assuming dilution	89,502	96,720	101,514

Earnings per share:
Earnings per share-basic	$12.82	$10.87	$9.32
Earnings per share-assuming dilution	$12.67	$10.73	$9.17

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	715	332	245
Weighted-average exercise price per share of antidilutive stock options (1)	$252.16	$265.77	$216.29

(1)	See Note 9 for further information concerning the terms of the Company’s share-based compensation plans.

Subsequent to the end of the year and through February 28, 2018, the Company repurchased 1.1 million shares of its common stock, at an average price of $255.48, for a total investment of $289.9 million.

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

As previously reported, on June 18, 2015, a jury in Greene County, Missouri, returned an unfavorable verdict in a litigated contract dispute in the matter Meridian Creative Alliance vs. O’Reilly Automotive Stores, Inc. et. al. in the amount of $12.5 million. As previously reported, the verdict was appealed, reversed in part and remanded to the trial court for a new trial. The matter has been set for trial to commence May 7, 2018, in the Circuit Court of Greene County, Missouri. The Company will continue to vigorously defend the matter. As of December 31, 2017, the Company had accrued $18.6 million with respect to this matter.

NOTE 15 – QUARTERLY RESULTS (Unaudited)

The following tables set forth certain quarterly unaudited operating data for the fiscal years ended December 31, 2017 and 2016. The unaudited quarterly information includes all adjustments, which the Company considers necessary for a fair presentation of the information shown (in thousands, except per share data):

	Fiscal 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$2,156,259	$2,290,829	$2,339,830	$2,190,808
Gross profit	1,131,147	1,200,062	1,230,294	1,159,180
Operating income	403,157	457,445	461,963	402,835
Net income	264,934	282,821	283,734	302,315
Earnings per share – basic (1)	$2.88	$3.14	$3.26	$3.56
Earnings per share – assuming dilution (1)	$2.83	$3.10	$3.22	$3.52

	Fiscal 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$2,096,150	$2,176,689	$2,220,955	$2,099,302
Gross profit	1,097,579	1,127,179	1,170,026	1,114,227
Operating income	418,626	425,061	447,809	407,710
Net income	255,374	257,794	278,493	246,030
Earnings per share – basic (1)	$2.63	$2.69	$2.93	$2.62
Earnings per share – assuming dilution (1)	$2.59	$2.65	$2.90	$2.59

(1)	Earnings per share amounts are computed independently for each quarter and annual period. The quarterly earnings per share amounts may not sum to equal the full-year earnings per share amount.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on this assessment, management believes that as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8 of this annual report on Form 10-K.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by Part III is incorporated by reference from O’Reilly Automotive, Inc. and Subsidiaries’ (the “Company”) Proxy Statement on Schedule 14A for the 2018 Annual Meeting of Shareholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the end of the Company’s most recent fiscal year. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Company’s Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

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

The Board of Directors has established an Audit Committee pursuant to Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of Jay D. Burchfield, Thomas T. Hendrickson, Paul R. Lederer, John R. Murphy, Dana M. Perlman and Ronald Rashkow, each an independent director in accordance with The Nasdaq Stock Market Marketplace Rule 5605(a)(2), the standards of Rule 10A-3 of the Exchange Act and the requirements of The Nasdaq Stock Market Marketplace Rule 5605(c)(2). In addition, our Board of Directors has determined that Mr. Murphy, Chairman of the Audit Committee, qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

Item 11. Executive Compensation

Director and Officer Compensation:
The information required by Item 402 of Regulation S-K will be included in O’Reilly Automotive, Inc. and Subsidiaries’ (the “Company”) Proxy Statement on Schedule 14A for the 2018 Annual Meeting of Shareholders (“Proxy Statement”) under the captions “Compensation of Executive Officers” and “Compensation of Directors” and is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K will be included in O’Reilly Automotive, Inc. and Subsidiaries’ (the “Company”) Proxy Statement on Schedule 14A for the 2018 Annual Meeting of Shareholders (“Proxy Statement”) under the caption “Equity Compensation Plans” and is incorporated herein by reference.

The information required by Item 403 of Regulation S-K will be included in the Company’s Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included in the O’Reilly Automotive, Inc. and Subsidiaries’ (the “Company”) Proxy Statement on Schedule 14A for the 2018 Annual Meeting of Shareholders (“Proxy Statement”) under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

The information required by Item 407(a) of Regulation S-K will be included in the Company’s Proxy Statement under the caption “Director Independence” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A will be included in O’Reilly Automotive, Inc. and Subsidiaries’ Proxy Statement on Schedule 14A for the 2018 Annual Meeting of Shareholders under the caption “Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements - O’Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders’ Report of the registrant for the year ended December 31, 2017, are filed with this Annual Report in Part II, Item 8:
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm – Financial Statements
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015

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
4.4
Indenture, dated as of September 19, 2011, by and among O’Reilly Automotive, Inc., the subsidiaries party thereto as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 19, 2011, is incorporated herein by this reference.

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

4.7	Form of 3.800% Note due 2022, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2012, is incorporated herein by this reference.

Exhibits (continued)

Exhibit No.	Description
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
4.13
Second Supplemental Indenture, dated as of August 17, 2017, by and between O’Reilly Automotive, Inc. and UMB Bank N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2017, is incorporated herein by this reference.

4.14	Form of Note for 3.600% Senior Notes due 2027, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2017, is incorporated herein by this reference.
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

10.4 (a)	O’Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.8 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.
10.5 (a)	O’Reilly Automotive, Inc. Stock Purchase Plan, filed as Exhibit 10.9 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.
10.6 (a)	O’Reilly Automotive, Inc. Director Stock Option Plan, filed as Exhibit 10.10 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.
10.7 (a)
O’Reilly Automotive, Inc. Profit Sharing and Savings Plan, filed as Exhibit 4.1 to the Registration Statement of the Registrant on Form S-8, File No. 33-73892, is incorporated herein by this reference.

10.8 (a)
O’Reilly Automotive, Inc. Performance Incentive Plan, filed as Exhibit 10.18 to the Registrant’s Annual Shareholders’ Report on Form 10-K dated March 31, 1997, is incorporated herein by this reference.

10.9 (a)
Second Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 1997, is incorporated herein by this reference.

10.10 (a)
Form of Retirement Agreement between the Registrant and David E. O’Reilly, filed as Exhibit 10.4 to the Registrant’s Annual Shareholders’ Report on Form 10-K dated March 31, 1998, is incorporated herein by this reference.

10.11 (a)	O’Reilly Automotive, Inc. Deferred Compensation Plan, filed as Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q dated May 15, 1998, is incorporated herein by this reference.
10.12
Trust Agreement between the Registrant’s Deferred Compensation Plan and Bankers Trust, dated February 2, 1998, filed as Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q dated May 15, 1998, is incorporated herein by this reference.

10.13 (a)
Third Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, filed as Exhibit 10.21 to the Registrant’s Amended Quarterly Report on Form 10-Q/A dated September 14, 1998, is incorporated herein by this reference.

10.14 (a)
First Amendment to the O’Reilly Automotive, Inc. Directors’ Stock Option Plan, filed as Exhibit 10.22 to the Registrant’s Amended Quarterly Report on Form 10-Q/A dated September 14, 1998, is incorporated herein by this reference.

Exhibits (continued)

Exhibit No.	Description
10.15 (a)
First Amendment to Retirement Agreement, dated February 7, 2001, filed as Exhibit 10.26 to the Registrant’s Annual Shareholders’ Report on Form 10-K dated March 29, 2002, is incorporated herein by this reference.

10.16 (a)
Fourth Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, dated February 7, 2001, filed as Exhibit 10.27 to the Registrant’s Annual Shareholders’ Report on Form 10-K dated March 27, 2003, is incorporated herein by this reference.

10.17 (a)
2001 Amendment to the O’Reilly Automotive, Inc. 1993 Stock Option Plan, dated May 8, 2001, filed as Exhibit 10.24 to the Registrant’s Annual Shareholders’ Report on Form 10-K dated March 27, 2003, is incorporated herein by this reference.

10.18 (a)
Amended and Restated O’Reilly Automotive, Inc. 2003 Incentive Plan, filed as Appendix B to the Registrant’s Proxy Statement for 2005 Annual Meeting of Shareholders on Schedule 14A dated March 22, 2005, is incorporated herein by this reference.

10.19 (a)
Amended and Restated O’Reilly Automotive, Inc. 2003 Directors’ Stock Plan, filed as Appendix C to the Registrant’s Proxy Statement for 2005 Annual Meeting of Shareholders on Schedule 14A dated March 22, 2005, is incorporated herein by this reference.

10.20 (a)
O’Reilly Automotive, Inc. 2009 Stock Purchase Plan, filed as Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Shareholders on Schedule 14A dated March 20, 2009, is incorporated herein by this reference.

10.21 (a)
O’Reilly Automotive, Inc. 2009 Incentive Plan, filed as Appendix B to the Registrant’s Proxy Statement for 2009 Annual Meeting of Shareholders on Schedule 14A dated March 20, 2009, is incorporated herein by this reference.

10.22 (a)
Form of Stock Option Agreement, dated as of December 31, 2009, filed as Exhibit 10.47 to the Registrant’s Annual Shareholders’ Report on Form 10-K dated February 26, 2010, is incorporated herein by this reference.

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

10.25 (a)	O’Reilly Automotive, Inc. Director Compensation Program, as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K dated February 28, 2012, is incorporated herein by this reference.
10.26 (a)
O’Reilly Automotive, Inc. 2012 Incentive Award Plan, filed as Annex A to the Registrant’s Proxy Statement for 2012 Annual Meeting of Shareholders on Schedule 14A dated March 23, 2012, is incorporated herein by this reference.

10.27 (a)
O’Reilly Automotive, Inc. 2012 Incentive Award Plan, Form of Stock Option Grant Notice and Agreement, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 8, 2012, is incorporated herein by this reference.

10.28
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

10.29 (a)
Form of O’Reilly Automotive, Inc. Director Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 19, 2013, is incorporated herein by this reference.

10.30 (a)
Form of O’Reilly Automotive, Inc. Executive Officer Indemnification Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 19, 2013, is incorporated herein by this reference.

10.31 (a)
Form of O’Reilly Automotive, Inc. Executive Incentive Compensation Clawback Policy Acknowledgment, between O’Reilly Automotive, Inc. and certain O’Reilly Automotive, Inc. Executive Officers, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 4, 2015, is incorporated herein by this reference.

10.32 (a)
Form of Change in Control Severance Agreement between O’Reilly and certain O’Reilly Executive Officers, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 4, 2015, is incorporated herein by this reference.

Exhibits (continued)

Exhibit No.	Description
10.33
Amendment No. 3 to the Credit Agreement, dated as of June 18, 2015, by and among O’Reilly Automotive, Inc., as borrower, Bank of America, N.A., as Administrative Agent, L/C Issuer, Swing Line Lender and a Lender, and other lenders party thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 24, 2015, is incorporated herein by this reference.

10.34 (a)
O’Reilly Automotive, Inc. 2017 Incentive Award Plan, filed as Annex A to the Registrant’s Proxy Statement for 2017 Annual Meeting of Shareholders on Schedule 14A dated March 24, 2017, is incorporated herein by this reference.

10.35
Credit Agreement, dated as of April 5, 2017, among O’Reilly Automotive, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Lender, and other other lenders party thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 11, 2017, is incorporated herein by this reference.

10.36 (a)
O’Reilly Automotive, Inc. 2017 Incentive Award Plan, Form of Stock Option Grant Notice and Agreement, dated as of July 10, 2017, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 7, 2017, is incorporated herein by this reference.

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

Item 16. Form 10-K Summary

Not applicable.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses	Additions - Charged to Other Accounts - Describe	Deductions - Describe		Balance at End of Period
Sales and returns allowances:
For the year ended December 31, 2017	$9,595	$1,347	$—	$—		$10,942
For the year ended December 31, 2016	7,978	1,617	—	—		9,595
For the year ended December 31, 2015	$6,855	$1,123	$—	$—		$7,978

Allowance for doubtful accounts:
For the year ended December 31, 2017	$12,040	$8,598	$—	$7,921	(1)	$12,717
For the year ended December 31, 2016	9,637	9,587	—	7,184	(1)	12,040
For the year ended December 31, 2015	$8,713	$7,119	$—	$6,195	(1)	$9,637

(1)	Uncollectable accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.
(Registrant)

Date:	February 28, 2018

By:	/s/	Greg Henslee
Greg Henslee
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:	February 28, 2018

	/s/	David O’Reilly	/s/	Charles H. O’Reilly Jr.
	David O’Reilly		Charles H. O’Reilly Jr.
	Director and Chairman of the Board		Director and Vice Chairman of the Board

	/s/	Larry O’Reilly	/s/	Rosalie O’Reilly Wooten
	Larry O’Reilly		Rosalie O’Reilly Wooten
	Director and Vice Chairman of the Board		Director

	/s/	Jay D. Burchfield	/s/	Thomas T. Hendrickson
	Jay D. Burchfield		Thomas T. Hendrickson
	Director		Director

	/s/	Paul R. Lederer	/s/	John R. Murphy
	Paul R. Lederer		John R. Murphy
	Director		Director

	/s/	Dana M. Perlman	/s/	Ronald Rashkow
	Dana M. Perlman		Ronald Rashkow
	Director		Director

	/s/	Greg Henslee	/s/	Thomas McFall
	Greg Henslee		Thomas McFall
	Director and		Executive Vice President and
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)