Form 10-Q
period 2018-03-31
O REILLY AUTOMOTIVE INC
filed 2018-05-07
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, $0.01 par value - 81,911,743 shares outstanding as of April 30, 2018.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$38,525	$46,348
Accounts receivable, net	224,386	216,251
Amounts receivable from suppliers	78,232	76,236
Inventory	3,052,748	3,009,800
Other current assets	52,520	49,037
Total current assets	3,446,411	3,397,672

Property and equipment, at cost	5,292,431	5,191,135
Less: accumulated depreciation and amortization	1,902,668	1,847,329
Net property and equipment	3,389,763	3,343,806

Goodwill	789,104	789,058
Other assets, net	41,379	41,349
Total assets	$7,666,657	$7,571,885

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,222,785	$3,190,029
Self-insurance reserves	74,826	71,695
Accrued payroll	84,579	77,147
Accrued benefits and withholdings	62,435	69,308
Income taxes payable	66,618	—
Other current liabilities	236,938	239,187
Total current liabilities	3,748,181	3,647,366

Long-term debt	3,193,066	2,978,390
Deferred income taxes	89,776	85,406
Other liabilities	211,806	207,677

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
82,267,885 as of March 31, 2018, and
84,302,187 as of December 31, 2017	823	843
Additional paid-in capital	1,247,366	1,265,043
Retained deficit	(824,361)	(612,840)
Total shareholders’ equity	423,828	653,046

Total liabilities and shareholders’ equity	$7,666,657	$7,571,885
Note: The balance sheet at December 31, 2017, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.
See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended March 31,
	2018	2017
Sales	$2,282,681	$2,156,259
Cost of goods sold, including warehouse and distribution expenses	1,081,423	1,025,112
Gross profit	1,201,258	1,131,147

Selling, general and administrative expenses	778,412	727,990
Operating income	422,846	403,157

Other income (expense):
Interest expense	(28,217)	(19,404)
Interest income	572	706
Other, net	205	765
Total other expense	(27,440)	(17,933)

Income before income taxes	395,406	385,224
Provision for income taxes	90,500	120,290
Net income	$304,906	$264,934

Earnings per share-basic:
Earnings per share	$3.65	$2.88
Weighted-average common shares outstanding – basic	83,530	92,001

Earnings per share-assuming dilution:
Earnings per share	$3.61	$2.83
Weighted-average common shares outstanding – assuming dilution	84,523	93,495

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2018	2017

Operating activities:
Net income	$304,906	$264,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	69,920	57,008
Amortization of debt discount and issuance costs	795	642
Deferred income taxes	4,370	2,611
Share-based compensation programs	5,176	5,428
Other	2,244	1,810
Changes in operating assets and liabilities:
Accounts receivable	(10,421)	219
Inventory	(42,643)	(93,167)
Accounts payable	32,756	51,230
Income taxes payable	79,380	116,009
Other	(14,206)	(30,024)
Net cash provided by operating activities	432,277	376,700

Investing activities:
Purchases of property and equipment	(114,843)	(110,632)
Proceeds from sale of property and equipment	752	245
Other	(375)	(636)
Net cash used in investing activities	(114,466)	(111,023)

Financing activities:
Proceeds from borrowings on revolving credit facility	755,000	482,000
Payments on revolving credit facility	(541,000)	(392,000)
Repurchases of common stock	(549,450)	(490,330)
Net proceeds from issuance of common stock	11,972	15,750
Other	(2,156)	(156)
Net cash used in financing activities	(325,634)	(384,736)

Net decrease in cash and cash equivalents	(7,823)	(119,059)
Cash and cash equivalents at beginning of the period	46,348	146,598
Cash and cash equivalents at end of the period	$38,525	$27,539

Supplemental disclosures of cash flow information:
Income taxes paid	$7,939	$—
Interest paid, net of capitalized interest	48,763	31,954
See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2018

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Financial assets and liabilities measured at fair value on a recurring basis:
The Company invests in various marketable securities with the intention of selling these securities to fulfill its future unsecured obligation under the Company’s nonqualified deferred compensation plan. See Note 7 for further information concerning the Company’s benefit plans.

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018, and December 31, 2017. The Company recorded a decrease in fair value related to its marketable securities in the amount of $0.1 million for the three months ended March 31, 2018, and an increase in fair value related to its marketable securities in the amount of $0.9 million for the three months ended March 31, 2017, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$26,179	$—	$—	$26,179

	December 31, 2017
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$25,706	$—	$—	$25,706

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of March 31, 2018, and December 31, 2017, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018, and December 31, 2017. See Note 3 for further information concerning the Company’s senior notes and unsecured revolving credit facility.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach. The fair value as of March 31, 2018, and December 31, 2017, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$2,633,066	$2,662,350	$2,632,390	$2,728,167

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

NOTE 3 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Revolving Credit Facility, weighted-average variable interest rate of 2.784%	$560,000	$346,000
$500 million, 4.875% Senior Notes due 2021(1), effective interest rate of 4.955%	497,766	497,565
$300 million, 4.625% Senior Notes due 2021(2), effective interest rate of 4.645%	299,032	298,961
$300 million, 3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	298,303	298,214
$300 million, 3.850% Senior Notes due 2023(4), effective interest rate of 3.851%	298,642	298,583
$500 million, 3.550% Senior Notes due 2026(5), effective interest rate of 3.570%	495,902	495,792
$750 million, 3.600% Senior Notes due 2027(6), effective interest rate of 3.619%	743,421	743,275
Long-term debt	$3,193,066	$2,978,390

(1)
Net of unamortized discount of $1.0 million as of March 31, 2018, and $1.1 million as of December 31, 2017, and debt issuance costs of $1.3 million as of March 31, 2018, and $1.4 million as of December 31, 2017.

(2)	Net of unamortized discount of $0.2 million as of March 31, 2018, and December 31, 2017, and debt issuance costs of $0.8 million as of March 31, 2018, and December 31, 2017.

(3)	Net of unamortized discount of $0.5 million as of March 31, 2018, and $0.6 million as of December 31, 2017, and debt issuance costs of $1.2 million as of March 31, 2018, and December 31, 2017.

(4)
Net of unamortized discount of less than $0.1 million as of March 31, 2018, and December 31, 2017, and debt issuance costs of $1.3 million as of March 31, 2018, and $1.4 million as of December 31, 2017.

(5)	Net of unamortized discount of $0.7 million as of March 31, 2018, and December 31, 2017, and debt issuance costs of $3.4 million as of March 31, 2018, and $3.5 million as of December 31, 2017.

(6)
Net of unamortized discount of $1.1 million as of March 31, 2018, and $1.2 million as of December 31, 2017, and debt issuance costs of $5.4 million as of March 31, 2018 and $5.6 million as of December 31, 2017.

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

As of March 31, 2018, and December 31, 2017, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $36.9 million and $36.8 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions. As of March 31, 2018, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00. The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges. Fixed charges include interest expense, capitalized interest and rent expense. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of March 31, 2018, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:
The Company has issued a cumulative $2.7 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2027, with UMB Bank, N.A. as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of March 31, 2018.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018, and December 31, 2017. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three months ended March 31, 2018 (in thousands):

Warranty liabilities, balance at December 31, 2017	$44,398
Warranty claims	(19,554)
Warranty accruals	20,797
Warranty liabilities, balance at March 31, 2018	$45,641

NOTE 5 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 7, 2018, the Company’s Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $10.8 billion. The additional authorization is effective for a three-year period, beginning on its announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended March 31,
	2018	2017
Shares repurchased	2,188	1,829
Average price per share	$251.08	$268.09
Total investment	$549,428	$490,312

As of March 31, 2018, the Company had $1.2 billion remaining under its share repurchase program. Subsequent to the end of the first quarter and through May 7, 2018, the Company repurchased an additional 0.5 million shares of its common stock under its share repurchase program, at an average price of $238.90, for a total investment of $117.5 million. The Company has repurchased a total of 68.9 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 7, 2018, at an average price of $140.75, for a total aggregate investment of $9.7 billion.

NOTE 6 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Sales to do-it-yourself customers	$1,272,414	$1,217,146
Sales to professional service provider customers	975,009	905,925
Other sales and sales adjustments	35,258	33,188
Total sales	$2,282,681	$2,156,259

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, in an amount representing the consideration the Company expects to receive in exchange for transferring goods to the customer. The Company’s primary source of revenue is derived from the sale of automotive aftermarket parts and merchandise to its customers. Generally, the Company’s performance obligations are satisfied when the customer takes possession of the merchandise, which normally occurs immediately at the point of sale or through same day delivery of the merchandise. All sales are recorded net of estimated returns allowances, discounts and taxes. The company does not recognize revenue related to product warranties; see Note 4 for information concerning the expected costs associated with the Company’s assurance warranty obligations. See Note 10 for information regarding the adoption implementation of Accounting Standard Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

Over-the-counter retail sales to do-it-yourself (“DIY”) customers are recorded when the customer takes possession of the merchandise. Internet retail sales, included in sales to DIY customers, are recorded when the merchandise is shipped or when the customer picks up the merchandise at a store. Sales to professional service provider customers, also referred to as “commercial sales,” are recorded upon same-day delivery of the merchandise to the customer, generally at the customer’s place of business. Other sales and sales adjustments primarily includes sales to Team Members, wholesale sales to other retailers (“jobber sales”), equipment sales, discounts, rebates, deferred revenue adjustments relating to the Company’s retail loyalty program and adjustments to estimated sales returns allowances. Sales to Team Members are recorded when the Team Member takes possession of the merchandise. Jobber sales are recorded upon shipment of the merchandise from a regional distribution center with same-day delivery to the jobber customer’s location.

The Company maintains a retail loyalty program named O’Reilly O’Rewards, which represents a performance obligation. The Company records a deferred revenue liability, based on a breakage adjusted estimated redemption rate, and a corresponding reduction in revenue in periods when loyalty points are earned by members. The Company recognizes revenue and a corresponding reduction to the deferred revenue liability in periods when loyalty program issued coupons are redeemed by members, generally within a period of three months from issuance, or when unredeemed points expire, generally within 12 months after the date they were earned, which satisfies the Company’s performance obligation.

As of March 31, 2018, and December 31, 2017, the Company had recorded a deferred revenue liability of $4.6 million and $4.7 million, respectively, related to its loyalty program, which were included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. During the three months ended March 31, 2018 and 2017, the Company recognized $3.2 million and $3.4 million, respectively, of deferred revenue related to its loyalty program, which were included in “Sales” on the accompanying Condensed Consolidated Statements of Income.

NOTE 7 – SHARE-BASED COMPENSATION AND BENEFIT PLANS

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

The table below identifies stock option activity under these plans during the three months ended March 31, 2018 (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2017	2,364	$137.08
Granted	201	252.78
Exercised	(155)	71.47
Forfeited	(9)	252.78
Outstanding at March 31, 2018	2,401	$150.59
Exercisable at March 31, 2018	1,507	$91.61

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.

•

•	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Risk free interest rate	2.58%	2.09%
Expected life	6.3 Years	5.9 Years
Expected volatility	23.7%	22.3%
Expected dividend yield	—%	—%

The following table summarizes activity related to stock options awarded by the Company for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2018	2017
Compensation expense for stock options awarded	$4,292	$4,209
Income tax benefit from compensation expense related to stock options	1,078	1,593
Weighted-average grant-date fair value of options awarded	$75.42	$70.34

The remaining unrecognized compensation expense related to unvested stock option awards at March 31, 2018, was $37.3 million, and the weighted-average period of time over which this cost will be recognized is 2.9 years.

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

The table below summarizes activity related to the Company’s other share-based compensation plans for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Compensation expense for shares issued under the ESPP	$543	$541
Income tax benefit from compensation expense related to shares issued under the ESPP	136	205
Compensation expense for restricted shares awarded	341	678
Income tax benefit from compensation expense related to restricted awards	$86	$257

Profit sharing and savings plan:
The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service. The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company did not make any discretionary contributions to the 401(k) Plan during the three months ended March 31, 2018 or 2017. The Company expensed matching contributions under the 401(k) Plan in the amounts of $5.7 million and $5.5 million for the three months ended March 31, 2018 and 2017, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:
The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $26.2 million and $25.7 million as of March 31, 2018, and December 31, 2017, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of less than $0.1 million for the three months ended March 31, 2018 and 2017, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 8 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2018	2017
Numerator (basic and diluted):
Net income	$304,906	$264,934

Denominator:
Weighted-average common shares outstanding – basic	83,530	92,001
Effect of stock options (1)	993	1,494
Weighted-average common shares outstanding – assuming dilution	84,523	93,495

Earnings per share:
Earnings per share-basic	$3.65	$2.88
Earnings per share-assuming dilution	$3.61	$2.83

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	761	478
Weighted-average exercise price per share of antidilutive stock options (1)	$259.28	$266.71

(1)	See Note 7 for further information concerning the terms of the Company’s share-based compensation plans.

For the three months ended March 31, 2018 and 2017, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

Subsequent to the end of the first quarter and through May 7, 2018, the Company repurchased an additional 0.5 million shares of its common stock under its share repurchase program, at an average price of $238.90, for a total investment of $117.5 million.

NOTE 9 – LEGAL MATTERS

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

As previously reported, on June 18, 2015, a jury in Greene County, Missouri, returned an unfavorable verdict in a litigated contract dispute in the matter Meridian Creative Alliance vs. O’Reilly Automotive Stores, Inc. et. al. in the amount of $12.5 million. As previously reported, the verdict was appealed, reversed in part and remanded to the trial court for a new trial. In the interim period, the matter was resolved at mediation for an amount within the previously reported accrual.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” now codified in the Accounting Standards Codification (“Topic 606”). Under

Topic 606, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. Topic 606 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this guidance using the modified retrospective transition method with its first quarter ended March 31, 2018. Results of the three months ended March 31, 2018, were presented under Topic 606, while amounts in prior periods were not adjusted and continue to be reported under the accounting standard in effect for the prior periods. The adoption of Topic 606 did not have a material impact on the Company’s business process, internal controls, systems, consolidated financial condition, results of operations or cash flows; as such, a cumulative effective adjustment was not recorded to opening retained earnings. See Note 6 for information concerning the Company’s revenue recognition policy.

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
•our results of operations for the three months ended March 31, 2018 and 2017;

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

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend” or similar words. In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, the impact of the U.S. Tax Cuts and Jobs Act, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the economy in general, inflation, product demand, the market for auto parts, competition, weather, risks associated with the performance of acquired businesses, our ability to hire and retain qualified employees, consumer debt levels, our increased debt levels, credit ratings on public debt, governmental regulations, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2017, for additional factors that could materially affect our financial performance. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets. We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains. We plan to open 200 net, new stores in 2018. We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing unsecured revolving credit facility. During the three months ended March 31, 2018, we opened 78 stores and did not close any stores and, as of that date, operated 5,097 stores in 47 states.

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

•
Number of Miles Driven – The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket. In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation. According to the Department of Transportation, the number of total miles driven in the U.S. increased 1.2%, 2.4% and 3.5% in 2017, 2016 and 2015, respectively, and through February of 2018, year-to-date miles driven increased 0.2%. We would expect to continue to see modest improvements in total miles driven in the U.S., supported by an increasing number of registered vehicles on the road, resulting in continued demand for automotive aftermarket products.

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age – The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by The Auto Care Association, the total number of registered vehicles increased 7% from 2006 to 2016, bringing the number of light vehicles on the road to 264 million by the end of 2016. For the year ended December 31, 2017, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 17.8 million, and for 2018, the SAAR is estimated to be approximately 17.4 million, contributing to the continued growth in the total number of registered vehicles on the road. In the past decade, vehicle scrappage rates have remained relatively stable, ranging from 4.3% to 5.7% annually. As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 22%, from 9.5 years in 2006 to 11.6 years in 2016. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of vehicles on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment – Unemployment, underemployment, the threat of future joblessness and the uncertainty surrounding the overall economic health of the U.S. have a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment have historically impeded the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. The U.S. unemployment rate was 4.1% for both March 31, 2018, and December 31, 2017. We believe total employment should remain at healthy levels supporting the trend of modest growth of total miles driven in the U.S. and the continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

RESULTS OF OPERATIONS

Sales:
Sales for the three months ended March 31, 2018, increased $126 million to $2.28 billion from $2.16 billion for the same period one year ago, representing an increase of 6%. Comparable store sales for stores open at least one year increased 3.4% and 0.8% for the three months ended March 31, 2018 and 2017, respectively. Comparable store sales are calculated based on the change in sales for stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members.

The following table presents the components of the increase in sales for the three months ended March 31, 2018 (in millions):

Increase in Sales for the Three Months Ended March 31, 2018, Compared to the Same Period in 2017
Store sales:
Comparable store sales	$72
Non-comparable store sales:
Sales for stores opened throughout 2017, excluding stores open at least one year that are included in comparable store sales	44
Sales for stores opened throughout 2018	9
Sales in 2017 for stores that have closed	(1)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	2
Total increase in sales	$126

We believe the increased sales achieved by our stores are the result of store growth, the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory in our regional distribution centers, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.

Our comparable store sales increase for the three months ended March 31, 2018, was driven by an increase in average ticket values, partially offset by slightly negative transaction counts. Average ticket values for both DIY and professional service provider customers were positive; however, position transaction counts for professional service provider customers were offset by negative DIY customer transaction counts. The improvement in average ticket values was the result of the increasing complexity and cost of replacement parts necessary to maintain the current population of better engineered and more technically advanced vehicles. These better engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time. This decrease in repair frequency creates pressure on customer transaction counts. However when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values. In addition, DIY customer transaction counts were negatively impacted by the delay in spring weather in some of our markets during the current period, which negatively impacted our DIY customers’ willingness to perform maintenance on their vehicles in those affected markets.

We opened 78 net, new stores during the three months ended March 31, 2018, respectively, compared to 59 net, new stores for the three months ended March 31, 2017, respectively. As of March 31, 2018, we operated 5,097 stores in 47 states compared to 4,888 stores in 47 states at March 31, 2017. We anticipate total new store growth to be 200 net, new store openings in 2018.

Gross profit:
Gross profit for the three months ended March 31, 2018, increased to $1.20 billion (or 52.6% of sales) from $1.13 billion (or 52.5% of sales) for the same period one year ago, representing an increase of 6%. The increase in gross profit dollars for the three months ended March 31, 2018, was primarily the result of sales from new stores and the increase in comparable store sales at existing stores. The increase in gross profit as a percentage of sales for the three months ended March 31, 2018, was primarily due to a smaller non-cash last-in, first-out (“LIFO”) impact, partially offset by a decrease in capitalized distribution costs and increased transportation costs. The smaller non-cash LIFO impact was the result of fewer product acquisition cost improvements in the current period, as compared to the same period in the prior year, as well as the impact from commodity cost increases. Our policy is to not write up inventory in excess of replacement cost, and accordingly, we are effectively valuing our inventory at replacement cost. During the three months ended March 31, 2018 and 2017, our LIFO costs were written down by approximately $1 million and $7 million, respectively, to reflect replacement cost. The decrease in capitalized distribution costs was the result of a smaller increase in inventory levels during the current period, as compared to the same period in the prior year. The increase in transportation costs is primarily do to increased contract delivery and fuel prices, as compared to the same period in the prior year.

Selling, general and administrative expenses:
Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2018, increased to $778 million (or 34.1% of sales) from $728 million (or 33.8% of sales) for the same period one year ago, representing an increase of 7%. The increase in total SG&A dollars for the three months ended March 31, 2018, was primarily the result of additional Team Members, facilities and vehicles to support our increased sales and store count, and the planned reinvestment of a portion of the tax savings we anticipate to realize as a result of the U.S. Tax Cuts and Jobs Act, enacted in December 2017 (the “Tax Act”). For the full year ended December 31, 2018, we estimate these reinvestments will result in approximately 70 basis points of operating profit headwind. The increase in SG&A as a percentage of sales for the three months ended March 31, 2018, was primarily due to our tax savings reinvestment initiatives.

Operating income:
As a result of the impacts discussed above, operating income for the three months ended March 31, 2018, increased to $423 million (or 18.5% of sales) from $403 million (or 18.7% of sales) for the same period one year ago, representing an increase of 5%.

Other income and expense:
Total other expense for the three months ended March 31, 2018, increased to $27 million (or 1.2% of sales) from $18 million (or 0.8% of sales) for the same period one year ago, representing an increase of 53%. The increase in total other expense for the three months ended March 31, 2018, was primarily the result of increased interest expense on higher average outstanding borrowings.

Income taxes:
Our provision for income taxes for the three months ended March 31, 2018, decreased to $91 million (or 4.0% of sales) from $120 million (or 5.6% of sales) for the same period one year ago, representing a decrease of 25%. Our effective tax rate for the three months ended March 31, 2018, was 22.9% of income before income taxes, compared to 31.2% for the same period one year ago. The decrease in our provision for income taxes and our effective tax rate for the three months ended March 31, 2018, was primarily the result of the lower federal corporate tax rate set forth by the Tax Act, partially offset by lower excess tax benefits from share-based compensation. During the three months ended March 31, 2018 and 2017, excess tax benefits from share-based compensation were approximately $6 million and $23 million, respectively.

Net income:
As a result of the impacts discussed above, net income for the three months ended March 31, 2018, increased to $305 million (or 13.4% of sales) from $265 million (or 12.3% of sales) for the same period one year ago, representing an increase of 15%.

Earnings per share:
Our diluted earnings per common share for the three months ended March 31, 2018, increased 28% to $3.61 on 85 million shares from $2.83 on 93 million shares for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
Liquidity:	2018	2017
Total cash provided by/(used in):
Operating activities	$432,277	$376,700
Investing activities	(114,466)	(111,023)
Financing activities	(325,634)	(384,736)
Net decrease in cash and cash equivalents	$(7,823)	$(119,059)

Capital expenditures	$114,843	$110,632
Free cash flow (1)	$311,116	$242,754

(1)	Calculated as net cash provided by operating activities, less capital expenditures and excess tax benefit from share-based compensation payments for the period.

Operating activities:
The increase in net cash provided by operating activities during the three months ended March 31, 2018, compared to the same period in 2017, was primarily due to an increase in net income and a smaller increase in our net inventory investment, partially offset by a smaller benefit from income taxes payable. The smaller increase in our net inventory investment was primarily the result of seasonal fluctuations in inventory levels combined with an increase in accounts payable as a percentage of inventory. The smaller benefit in income taxes payable was primarily driven by a lower provision for income taxes in the current period, as compared to the same period in the prior year, as a result of the lower federal corporate tax rate due to the Tax Act.

Investing activities:
The increase in net cash used in investing activities during the three months ended March 31, 2018, compared to the same period in 2017, was primarily the result of an increase in capital expenditures. The increase in capital expenditures was primarily related to the timing of property acquisitions, closing costs and construction costs for new stores, as compared to the same period in the prior year.

Financing activities:
The decrease in net cash used in financing activities during the three months ended March 31, 2018, compared to the same period in 2017, was primarily attributable to a higher level of net borrowings during the current period, as compared to the same period in the prior year, partially offset by higher repurchases of our common stock during the current period, as compared to the same period in the prior year.

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

As of March 31, 2018, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $37 million, reducing the aggregate availability under the Credit Agreement by that amount. As of March 31, 2018, we had outstanding borrowings under the Revolving Credit Facility in the amount of $560 million.

Senior Notes:
We have issued a cumulative $2.65 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2027, with UMB Bank, N.A. as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year. None of our subsidiaries are guarantors under the Senior Notes.

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

These covenants are, however, subject to a number of important limitations and exceptions. As of March 31, 2018, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 5.64 times and 5.98 times as of March 31, 2018 and 2017, respectively, and a consolidated leverage ratio of 2.05 times and 1.56 times as of March 31, 2018 and 2017, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Twelve Months Ended March 31,
	2018	2017
GAAP net income	$1,173,776	$1,047,251
Add: Interest expense	100,162	75,514
Rent expense	301,822	288,170
Provision for income taxes	474,210	569,590
Depreciation expense	245,569	221,125
Amortization expense	1,188	971
Non-cash share-based compensation	19,149	19,109
Non-GAAP EBITDAR	$2,315,876	$2,221,730

Interest expense	$100,162	$75,514
Capitalized interest	8,724	7,920
Rent expense	301,822	288,170
Total fixed charges	$410,708	$371,604

Consolidated fixed charge coverage ratio	5.64	5.98

GAAP debt	$3,193,066	$1,977,539
Stand-by letters of credit	36,943	41,196
Discount on senior notes	3,548	3,002
Debt issuance costs	13,386	9,459
Five-times rent expense	1,509,110	1,440,850
Non-GAAP adjusted debt	$4,756,053	$3,472,046

Consolidated leverage ratio	2.05	1.56

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the three months ended March 31, 2018 and 2017 (in thousands):

		For the Three Months Ended March 31,
		2018	2017
Cash provided by operating activities		$432,277	$376,700
Less:	Capital expenditures	114,843	110,632
	Excess tax benefit from share-based compensation	6,318	23,314
Free cash flow		$311,116	$242,754

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

Share repurchase program:
In January of 2011, our Board of Directors approved a share repurchase program. Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 7, 2018, our Board of Directors approved a resolution to increase the authorization amount under our share repurchase program by an additional $1.00 billion, resulting in a cumulative authorization amount of $10.75 billion. The additional authorization is effective for a three-year period, beginning on its announcement date.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program (in thousands, except per share data):

	For the Three Months Ended March 31,
	2018	2017
Shares repurchased	2,188	1,829
Average price per share	$251.08	$268.09
Total investment	$549,428	$490,312

As of March 31, 2018, we had $1.17 billion remaining under our share repurchase program. Subsequent to the end of the first quarter and through May 7, 2018, we repurchased 0.5 million additional shares of our common stock under our share repurchase program, at an average price of $238.90, for a total investment of $117 million. We have repurchased a total of 68.9 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through May 7, 2018, at an average price of $140.75, for a total aggregate investment of $9.70 billion.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations, to which we are committed, since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with GAAP requires the application of certain estimates and judgments by management. Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the condensed consolidated financial statements are prepared. There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” now codified in the Accounting Standards Codification (“Topic 606”). Under Topic 606, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. Topic 606 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this guidance using the modified retrospective transition method with our first quarter ended March 31, 2018. Results of the three months ended March 31, 2018, were presented under Topic 606, while amounts in prior periods were not adjusted and continue to be reported under the accounting standard in effect for the prior periods. The adoption of Topic 606 did not have a material impact on our business process, internal controls, systems, consolidated financial condition, results of operations or cash flows; as such, a cumulative effective adjustment was not recorded to opening retained earnings.

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

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. As of March 31, 2018, we had outstanding borrowings under our Revolving Credit Facility in the amount of $560 million, at the weighted-average variable interest rate of 2.784%. At this borrowing level, a 0.25% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $1.4 million.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of March 31, 2018, our cash and cash equivalents totaled $39 million.

Our market risks have not materially changed since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously reported, on June 18, 2015, a jury in Greene County, Missouri, returned an unfavorable verdict in a litigated contract dispute in the matter Meridian Creative Alliance vs. O’Reilly Automotive Stores, Inc. et. al. in the amount of $12.5 million. As previously reported, the verdict was appealed, reversed in part and remanded to the trial court for a new trial. In the interim period, the matter was resolved at mediation for an amount within the previously reported accrual.

Item 1A. Risk Factors

As of March 31, 2018, there have been no material changes in O’Reilly Automotive, Inc. and its subsidiaries’ risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

O’Reilly Automotive, Inc. and its subsidiaries (the “Company”) had no sales of unregistered securities during the three months ended March 31, 2018. The following table identifies all repurchases during the three months ended March 31, 2018, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
January 1, 2018, through January 31, 2018	401	$261.47	401	$610,426
February 1, 2018, through February 28, 2018	733	252.20	733	1,425,469
March 1, 2018, through March 31, 2018	1,054	246.34	1,054	$1,165,960
Total as of March 31, 2018	2,188	$251.08	2,188

(1)
Under the Company’s share repurchase program, as approved by its Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 7, 2018, the Company’s Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $10.8 billion. The additional authorization is effective for a three-year period, beginning on its announcement date. The authorization under the share repurchase program that currently has capacity is scheduled to expire on February 7, 2021. No other share repurchase programs existed during the three months ended March 31, 2018.

Subsequent to the end of the first quarter and through May 7, 2018, the Company repurchased an additional 0.5 million shares of its common stock under its share repurchase program, at an average price of $238.90, for a total investment of $117.5 million. The Company has repurchased a total of 68.9 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 7, 2018, at an average price of $140.75, for a total aggregate investment of $9.7 billion.

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

O’REILLY AUTOMOTIVE, INC.

May 7, 2018	/s/	Greg Henslee
Date	Greg Henslee
Chief Executive Officer
(Principal Executive Officer)

May 7, 2018	/s/	Thomas McFall
Date	Thomas McFall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)