Form 10-Q
period 2018-06-30
O REILLY AUTOMOTIVE INC
filed 2018-08-08
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, $0.01 par value - 80,563,009 shares outstanding as of July 30, 2018.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$36,868	$46,348
Accounts receivable, net	241,142	216,251
Amounts receivable from suppliers	78,950	76,236
Inventory	3,091,719	3,009,800
Other current assets	52,038	49,037
Total current assets	3,500,717	3,397,672

Property and equipment, at cost	5,384,634	5,191,135
Less: accumulated depreciation and amortization	1,949,750	1,847,329
Net property and equipment	3,434,884	3,343,806

Goodwill	789,104	789,058
Other assets, net	42,035	41,349
Total assets	$7,766,740	$7,571,885

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,314,671	$3,190,029
Self-insurance reserves	74,018	71,695
Accrued payroll	81,245	77,147
Accrued benefits and withholdings	73,006	69,308
Income taxes payable	13,676	—
Other current liabilities	262,302	239,187
Total current liabilities	3,818,918	3,647,366

Long-term debt	3,253,538	2,978,390
Deferred income taxes	94,430	85,406
Other liabilities	214,864	207,677

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
80,987,794 as of June 30, 2018, and
84,302,187 as of December 31, 2017	810	843
Additional paid-in capital	1,247,837	1,265,043
Retained deficit	(863,657)	(612,840)
Total shareholders’ equity	384,990	653,046

Total liabilities and shareholders’ equity	$7,766,740	$7,571,885
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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$2,456,073	$2,290,829	$4,738,754	$4,447,088
Cost of goods sold, including warehouse and distribution expenses	1,167,435	1,090,767	2,248,858	2,115,879
Gross profit	1,288,638	1,200,062	2,489,896	2,331,209

Selling, general and administrative expenses	809,488	742,617	1,587,900	1,470,607
Operating income	479,150	457,445	901,996	860,602

Other income (expense):
Interest expense	(30,862)	(20,827)	(59,079)	(40,231)
Interest income	597	470	1,169	1,176
Other, net	988	(762)	1,193	3
Total other expense	(29,277)	(21,119)	(56,717)	(39,052)

Income before income taxes	449,873	436,326	845,279	821,550
Provision for income taxes	96,800	153,505	187,300	273,795
Net income	$353,073	$282,821	$657,979	$547,755

Earnings per share-basic:
Earnings per share	$4.32	$3.14	$7.96	$6.02
Weighted-average common shares outstanding – basic	81,733	90,030	82,624	91,012

Earnings per share-assuming dilution:
Earnings per share	$4.28	$3.10	$7.89	$5.93
Weighted-average common shares outstanding – assuming dilution	82,536	91,299	83,430	92,347

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2018	2017

Operating activities:
Net income	$657,979	$547,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	130,792	114,959
Amortization of debt discount and issuance costs	1,649	1,344
Deferred income taxes	9,024	8,049
Share-based compensation programs	10,152	10,353
Other	4,653	6,037
Changes in operating assets and liabilities:
Accounts receivable	(29,550)	(10,797)
Inventory	(81,614)	(179,866)
Accounts payable	124,642	155,124
Income taxes payable	26,439	58,173
Other	21,067	(624)
Net cash provided by operating activities	875,233	710,507

Investing activities:
Purchases of property and equipment	(224,117)	(227,506)
Proceeds from sale of property and equipment	2,936	752
Other	(424)	(1,967)
Net cash used in investing activities	(221,605)	(228,721)

Financing activities:
Proceeds from borrowings on revolving credit facility	1,429,000	1,782,000
Payments on revolving credit facility	(1,650,000)	(1,066,000)
Proceeds from the issuance of long-term debt	498,660	—
Payment of debt issuance costs	(3,923)	(1,827)
Repurchases of common stock	(965,867)	(1,342,591)
Net proceeds from issuance of common stock	31,178	26,718
Other	(2,156)	(156)
Net cash used in financing activities	(663,108)	(601,856)

Net decrease in cash and cash equivalents	(9,480)	(120,070)
Cash and cash equivalents at beginning of the period	46,348	146,598
Cash and cash equivalents at end of the period	$36,868	$26,528

Supplemental disclosures of cash flow information:
Income taxes paid	$150,990	$203,780
Interest paid, net of capitalized interest	55,556	37,151
See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2018

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2018, and December 31, 2017. The Company recorded an increase in fair value related to its marketable securities in the amount of $0.7 million for each of the three months ended June 30, 2018 and 2017, which was included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income. The Company recorded an increase in fair value related to its marketable securities in the amounts of $0.6 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$27,140	$—	$—	$27,140

	December 31, 2017
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$25,706	$—	$—	$25,706

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of June 30, 2018, and December 31, 2017, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2018, and December 31, 2017. See Note 3 for further information concerning the Company’s senior notes and unsecured revolving credit facility.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach. The fair value as of June 30, 2018, and December 31, 2017, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$3,128,538	$3,108,916	$2,632,390	$2,728,167

The carrying amount of the Company’s unsecured revolving credit facility approximates fair value (Level 2), as borrowings under the facility bear variable interest at current market rates.

The accompanying Condensed Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from suppliers and accounts payable. Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 3 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Revolving Credit Facility, weighted-average variable interest rate of 3.210%	$125,000	$346,000
$500 million, 4.875% Senior Notes due 2021(1), effective interest rate of 4.954%	497,968	497,565
$300 million, 4.625% Senior Notes due 2021(2), effective interest rate of 4.645%	299,102	298,961
$300 million, 3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	298,392	298,214
$300 million, 3.850% Senior Notes due 2023(4), effective interest rate of 3.851%	298,701	298,583
$500 million, 3.550% Senior Notes due 2026(5), effective interest rate of 3.570%	496,014	495,792
$750 million, 3.600% Senior Notes due 2027(6), effective interest rate of 3.619%	743,569	743,275
$500 million, 4.350% Senior Notes due 2028(7), effective interest rate of 4.383%	494,792	—
Long-term debt	$3,253,538	$2,978,390

(1)
Net of unamortized discount of $0.9 million as of June 30, 2018, and $1.1 million as of December 31, 2017, and debt issuance costs of $1.1 million as of June 30, 2018, and $1.4 million as of December 31, 2017.

(2)	Net of unamortized discount of $0.2 million as of June 30, 2018, and December 31, 2017, and debt issuance costs of $0.7 million as of June 30, 2018, and $0.8 million as of December 31, 2017.

(3)
Net of unamortized discount of $0.5 million as of June 30, 2018, and $0.6 million as of December 31, 2017, and debt issuance costs of $1.1 million as of June 30, 2018, and $1.2 million as of December 31, 2017.

(4)	Net of unamortized discount of less than $0.1 million as of June 30, 2018, and December 31, 2017, and debt issuance costs of $1.3 million as of June 30, 2018, and $1.4 million as of December 31, 2017.

(5)	Net of unamortized discount of $0.7 million as of June 30, 2018, and December 31, 2017, and debt issuance costs of $3.3 million as of June 30, 2018, and $3.5 million as of December 31, 2017.

(6)
Net of unamortized discount of $1.1 million as of June 30, 2018, and $1.2 million as of December 31, 2017, and debt issuance costs of $5.3 million as of June 30, 2018 and $5.6 million as of December 31, 2017.

(7)	Net of unamortized discount of $1.3 million as of June 30, 2018, and debt issuance costs of $3.9 million as of June 30, 2018.

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

As of June 30, 2018, and December 31, 2017, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $36.9 million and $36.8 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions. As of June 30, 2018, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00. The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges. Fixed charges include interest expense, capitalized interest and rent expense. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of June 30, 2018, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:
On May 17, 2018, the Company issued $500 million aggregate principal amount of unsecured 4.350% Senior Notes due 2028 (“4.350% Senior Notes due 2028”) at a price to the public of 99.732% of their face value with UMB Bank, N.A. (“UMB”) as trustee. Interest on the 4.350% Senior Notes due 2028 is payable on June 1 and December 1 of each year, beginning on December 1, 2018, and is computed on the basis of a 360-day year.

The Company has issued a cumulative $3.2 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2028, with UMB as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of June 30, 2018.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2018, and December 31, 2017. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the six months ended June 30, 2018 (in thousands):

Warranty liabilities, balance at December 31, 2017	$44,398
Warranty claims	(42,696)
Warranty accruals	46,117
Warranty liabilities, balance at June 30, 2018	$47,819

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

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Shares repurchased	1,575	3,475	3,763	5,304
Average price per share	$264.38	$245.26	$256.64	$253.13
Total investment	$416,402	$852,226	$965,830	$1,342,538

As of June 30, 2018, the Company had $749.6 million remaining under its share repurchase program. Subsequent to the end of the second quarter and through August 8, 2018, the Company repurchased an additional 0.5 million shares of its common stock under its share repurchase program, at an average price of $284.52, for a total investment of $149.4 million. The Company has repurchased a total of 70.5 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through August 8, 2018, at an average price of $143.89, for a total aggregate investment of $10.1 billion.

NOTE 6 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Sales to do-it-yourself customers	$1,372,583	$1,307,898	$2,644,997	$2,525,044
Sales to professional service provider customers	1,042,390	946,256	2,017,399	1,852,181
Other sales and sales adjustments	41,100	36,675	76,358	69,863
Total sales	$2,456,073	$2,290,829	$4,738,754	$4,447,088

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

The Company maintains a retail loyalty program named O’Reilly O’Rewards, which represents a performance obligation. The Company records a deferred revenue liability, based on a breakage adjusted, estimated redemption rate, and a corresponding reduction in revenue in periods when loyalty points are earned by members. The Company recognizes revenue and a corresponding reduction to the deferred revenue liability in periods when loyalty program issued coupons are redeemed by members, generally within a period of three months from issuance, or when unredeemed points expire, generally within 12 months after the date they were earned, which satisfies the Company’s performance obligation.

As of June 30, 2018, and December 31, 2017, the Company had recorded a deferred revenue liability of $5.0 million and $4.7 million, respectively, related to its loyalty program, which were included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. During the three months ended June 30, 2018 and 2017, the Company recognized $4.3 million and $5.0 million, respectively, of deferred revenue related to its loyalty program, which were included in “Sales” on the accompanying Condensed Consolidated Statements of Income. During the six months ended June 30, 2018 and 2017, the Company recognized $7.5 million and $8.3 million, respectively, of deferred revenue related to its loyalty program, which were included in “Sales” on the accompanying Condensed Consolidated Statements of Income.

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

The table below identifies stock option activity under these plans during the six months ended June 30, 2018 (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2017	2,364	$137.08
Granted	237	253.64
Exercised	(433)	62.44
Forfeited	(20)	245.67
Outstanding at June 30, 2018	2,148	$163.98
Exercisable at June 30, 2018	1,410	$119.31

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.

•

•	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
	2018	2017
Risk free interest rate	2.59%	2.02%
Expected life	6.1 Years	5.6 Years
Expected volatility	23.8%	22.3%
Expected dividend yield	—%	—%

The following table summarizes activity related to stock options awarded by the Company for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Compensation expense for stock options awarded	$4,048	$3,938	$8,340	$8,147
Income tax benefit from compensation expense related to stock options	1,008	1,500	2,076	3,103

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2018, was $74.18 compared to $67.43 for the six months ended June 30, 2017. The remaining unrecognized compensation expense related to unvested stock option awards at June 30, 2018, was $35.2 million, and the weighted-average period of time over which this cost will be recognized is 2.8 years.

Other share-based compensation plans:
The Company sponsors other share-based compensation plans: an employee stock purchase plan (the “ESPP”), which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value, an employee incentive plan, which provides for the award of shares of restricted stock to certain of the Company’s affiliated directors, that vest evenly over a three-year period and are held in escrow until such vesting has occurred, and a director stock plan, which provides for the award of shares of restricted stock to the Company’s independent directors, that vest evenly over a three-year period and are held in escrow until such vesting has occurred. The fair value of shares issued under the ESPP is based on the average of the high and low market prices of the Company’s common stock during the offering periods, and compensation expense is recognized based on the discount between the fair value and the employee purchase price for the shares sold to employees. The fair value of shares awarded under the employee incentive plan and director stock plan is based on the closing market price of the Company’s common stock on the date of the award, and compensation expense is recorded evenly over the vesting period or the minimum required service period.

The table below summarizes activity related to the Company’s other share-based compensation plans for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Compensation expense for shares issued under the ESPP	$577	$573	$1,120	$1,114
Income tax benefit from compensation expense related to shares issued under the ESPP	143	218	279	424
Compensation expense for restricted shares awarded	351	414	692	1,092
Income tax benefit from compensation expense related to restricted awards	$87	$158	$172	$416

Profit sharing and savings plan:
The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service. The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company did not make any discretionary contributions to the 401(k) Plan during the three or six months ended June 30, 2018 or 2017. The Company expensed matching contributions under the 401(k) Plan in the amounts of $6.2 million and $5.8 million for the three months ended June 30, 2018 and 2017, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income. The Company expensed matching contributions under the 401(k) Plan in the amounts of $11.9 million and $11.3 million for the six months ended June 30, 2018 and 2017, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:
The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $27.1 million and $25.7 million as of June 30, 2018, and December 31, 2017, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of less than $0.1 million for each of the three months ended June 30, 2018 and 2017, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million for each of the six months ended June 30, 2018 and 2017, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 8 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator (basic and diluted):
Net income	$353,073	$282,821	$657,979	$547,755

Denominator:
Weighted-average common shares outstanding – basic	81,733	90,030	82,624	91,012
Effect of stock options (1)	803	1,269	806	1,335
Weighted-average common shares outstanding – assuming dilution	82,536	91,299	83,430	92,347

Earnings per share:
Earnings per share-basic	$4.32	$3.14	$7.96	$6.02
Earnings per share-assuming dilution	$4.28	$3.10	$7.89	$5.93

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	693	581	714	524
Weighted-average exercise price per share of antidilutive stock options (1)	$261.11	$262.25	$260.39	$265.02

(1)	See Note 7 for further information concerning the terms of the Company’s share-based compensation plans.

For the three and six months ended June 30, 2018 and 2017, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

Subsequent to the end of the second quarter and through August 8, 2018, the Company repurchased an additional 0.5 million shares of its common stock under its share repurchase program, at an average price of $284.52, for a total investment of $149.4 million.

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

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” now codified in the Accounting Standards Codification (“Topic 606”). Under Topic 606, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. Topic 606 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this guidance using the modified retrospective transition method with its first quarter ended March 31, 2018. Results of the three and six months ended June 30, 2018, were presented under Topic 606, while amounts in prior periods were not adjusted and continue to be reported under the accounting standard in effect for the prior periods. The adoption of Topic 606 did not have a material impact on the Company’s business process, internal controls, systems, consolidated financial condition, results of operations or cash flows; as such, a cumulative effective adjustment was not recorded to opening retained earnings. See Note 6 for information concerning the Company’s revenue recognition policy.

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July of 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvement” (“ASU 2018-11”), to provide an additional, optional transition method for adopting ASU 2016-02, which allows for an entity to choose to apply the new lease standard at adoption date and recognize a cumulative-effective adjustment to the opening balance of retained earnings in the period of adoption, while comparative periods presented will continue to be in accordance with current U.S. GAAP Topic 840. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Topic 842 can be adopted using the modified retrospective transition method or the additional, optional transition method set forth in ASU 2018-11, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2019. The Company has established a task force, composed of multiple functional groups inside of the Company, which is currently in the process of evaluating critical components of this new guidance and the potential impact of the guidance on the Company’s financial position, results of operations and cash flows. Based on the preliminary work completed, the Company is considering the potential implications of the new standard on determining the discount rate to be used in valuing new and existing leases, the treatment of existing favorable and unfavorable lease agreements acquired in connection with previous acquisitions, procedural and operational changes that may be necessary to comply with the provisions of the guidance and all applicable financial statement disclosures required by the new guidance, all of which are areas that could potentially be impacted by adoption of the guidance. At this time, the task force has not completed its full evaluation; however, the Company believes the adoption of the new guidance will have a material impact on the total assets and total liabilities reported on the Company’s consolidated balance sheets.

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
•our results of operations for the three and six months ended June 30, 2018 and 2017;

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

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets. We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains. We plan to open 200 net, new stores in 2018. We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing unsecured revolving credit facility. During the three months ended June 30, 2018, we opened 54 stores and closed four stores and, as of that date, operated 5,147 stores in 47 states.

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

•
Number of Miles Driven – The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket. In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation. According to the Department of Transportation, the number of total miles driven in the U.S. increased 1.2%, 2.4% and 3.5% in 2017, 2016 and 2015, respectively, and through May of 2018, year-to-date miles driven increased 0.3%. We would expect to continue to see modest improvements in total miles driven in the U.S., supported by an increasing number of registered vehicles on the road, resulting in continued demand for automotive aftermarket products.

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age – The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by The Auto Care Association, the total number of registered vehicles increased 8.5% from 2007 to 2017, bringing the number of light vehicles on the road to 270 million by the end of 2017. For the year ended December 31, 2017, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 17.8 million, and for 2018, the SAAR is estimated to be approximately 17.4 million, contributing to the continued growth in the total number of registered vehicles on the road. In the past decade, vehicle scrappage rates have remained relatively stable, ranging from 4.2% to 5.7% annually. As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 21.9%, from 9.6 years in 2007 to 11.7 years in 2017. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of vehicles on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment – Unemployment, underemployment, the threat of future joblessness and the uncertainty surrounding the overall economic health of the U.S. have a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment have historically impeded the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. The U.S. unemployment rate was 4.1% as of December 31, 2017, and as of June 30, 2018, the U.S. unemployment rate decreased to 4.0%. We believe total employment should remain at healthy levels supporting the trend of modest growth of total miles driven in the U.S. and the continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

RESULTS OF OPERATIONS

Sales:
Sales for the three months ended June 30, 2018, increased $165 million or 7% to $2.46 billion from $2.29 billion for the same period one year ago. Sales for the six months ended June 30, 2018, increased $292 million or 7% to $4.74 billion from $4.45 billion for the same period one year ago. Comparable store sales for stores open at least one year increased 4.6% and 1.7% for the three months ended June 30, 2018 and 2017, respectively. Comparable store sales for stores open at least one year increased 4.0% and 1.3% for the six months ended June 30, 2018 and 2017, respectively. Comparable store sales are calculated based on the change in sales for stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members. Online sales, resulting from ship-to-home orders and pickup in-store orders, for stores open at least one year, are included in the comparable store sales calculation.

The following table presents the components of the increase in sales for the three and six months ended June 30, 2018 (in millions):

	Increase in Sales for the Three Months Ended June 30, 2018, Compared to the Same Period in 2017	Increase in Sales for the Six Months Ended June 30, 2018, Compared to the Same Period in 2017
Store sales:
Comparable store sales	$103	$175
Non-comparable store sales:
Sales for stores opened throughout 2017, excluding stores open at least one year that are included in comparable store sales	34	78
Sales for stores opened throughout 2018	25	35
Sales in 2017 for stores that have closed	(1)	(2)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	4	6
Total increase in sales	$165	$292

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

Our comparable store sales increase for the three and six months ended June 30, 2018, were driven by an increase in average ticket values for both DIY and professional service provider customers and positive transaction counts for professional service provider customers, offset by negative transaction counts for DIY customers. The improvement in average ticket values were the result of the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles. These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time. This decrease in repair frequency creates pressure on customer transaction counts; however when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values. DIY customer transaction counts were negatively impacted by the delay in spring weather in some of our markets, which negatively impacted our DIY customers’ willingness to perform maintenance on their vehicles in those affected markets.

We opened 50 and 128 net, new stores during the three and six months ended June 30, 2018, respectively, compared to 46 and 105 net, new stores for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we operated 5,147 stores in 47 states compared to 4,934 stores in 47 states at June 30, 2017. We anticipate total new store growth to be 200 net, new store openings in 2018.

Gross profit:
Gross profit for the three months ended June 30, 2018, increased 7% to $1.29 billion (or 52.5% of sales) from $1.20 billion (or 52.4% of sales) for the same period one year ago. Gross profit for the six months ended June 30, 2018, increased 7% to $2.49 billion (or 52.5% of sales) from $2.33 billion (or 52.4% of sales) for the same period one year ago. The increases in gross profit dollars for the three and six months ended June 30, 2018, were primarily the result of new stores and the increase in comparable store sales at existing stores. The increases in gross profit as a percentage of sales for the three and six months ended June 30, 2018, were primarily due to a non-cash last-in, first-out (“LIFO”) charge in the same periods one year ago, partially offset by lower merchandise margins and an increase in transportation costs. The lower merchandise margins for the three and six months ended June 30, 2018, were primarily due to product mix driven by strong sales volumes in weather-related categories, which carry a lower gross margin percentage. The increases in transportation costs were primarily due to increased contract delivery rates and fuel prices for the three and six months ended June 30, 2018, as compared to the same periods one year ago. Our policy is to not write up inventory in excess of replacement cost, and accordingly, we are effectively valuing our inventory at replacement cost. During the three and six months ended June 30, 2018, we did not realize net acquisition cost decreases, and as a result, we did not record a LIFO charge. During the three and six months ended June 30, 2017, our LIFO costs were written down by approximately $10 million and $17 million, respectively, to reflect replacement cost.

Selling, general and administrative expenses:
Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2018, increased 9% to $809 million (or 33.0% of sales) from $743 million (or 32.4% of sales) for the same period one year ago. SG&A for the six months ended June 30, 2018, increased 8% to $1.59 billion (or 33.5% of sales) from $1.47 billion (or 33.1% of sales) for the same period one year ago. The increases in total SG&A dollars for the three and six months ended June 30, 2018, were primarily the result of additional Team Members, facilities and vehicles to support our increased sales and store count, a $9.1 million benefit in the prior periods from the reduction in our legal accruals following the expiration of the statute of limitations related to a legacy claim, and the planned reinvestment of a portion of the tax savings we are realizing as a result of the U.S. Tax Cuts and Jobs Act, enacted in December 2017 (the “Tax Act”). For the full year ended December 31, 2018, we estimate these reinvestments will result in approximately 70 basis points of operating profit headwind. The increases in SG&A as a percentage of sales for the three and six months ended June 30, 2018, were primarily due to a $9.1 million benefit in the prior periods from the previously mentioned reduction in legal accruals and our tax savings reinvestment initiatives.

Operating income:
As a result of the impacts discussed above, operating income for the three months ended June 30, 2018, increased 5% to $479 million (or 19.5% of sales) from $457 million (or 20.0% of sales) for the same period one year ago. As a result of the impacts discussed above, operating income for the six months ended June 30, 2018, increased 5% to $902 million (or 19.0% of sales) from $861 million (or 19.4% of sales) for the same period one year ago.

Other income and expense:
Total other expense for the three months ended June 30, 2018, increased 39% to $29 million (or 1.2% of sales) from $21 million (or 0.9% of sales) for the same period one year ago. Total other expense for the six months ended June 30, 2018, increased 45% to $57 million (or 1.2% of sales) from $39 million (or 0.9% of sales) for the same period one year ago. The increases in total other expense for the three and six months ended June 30, 2018, were primarily the result of increased interest expense on higher average outstanding borrowings.

Income taxes:
Our provision for income taxes for the three months ended June 30, 2018, decreased 37% to $97 million (or 3.9% of sales) from $154 million (or 6.7% of sales) for the same period one year ago. Our provision for income taxes for the six months ended June 30, 2018, decreased 32% to $187 million (or 4.0% of sales) from $274 million (or 6.2% of sales) for the same period one year ago. Our effective tax rate for the three months ended June 30, 2018, was 21.5% of income before income taxes, compared to 35.2% for the same period one year ago. Our effective tax rate for the six months ended June 30, 2018, was 22.2% of income before income taxes, compared to 33.3% for the same period one year ago. The decreases in our provision for income taxes and our effective tax rate for the three months ended June 30, 2018, were primarily the result of the lower federal corporate tax rate set forth by the Tax Act and higher excess tax benefits from share-based compensation. The decreases in our provision for income taxes and our effective tax rate for the six months ended June 30, 2018, were primarily the result of the lower federal corporate tax rate set forth by the Tax Act, partially offset by lower excess tax benefits from share-based compensation. During the three months ended June 30, 2018 and 2017, excess tax benefits from share-based compensation were approximately $13 million and $9 million, respectively. During the six months ended June 30, 2018 and 2017, excess tax benefits from share-based compensation were approximately $20 million and $32 million, respectively.

Net income:
As a result of the impacts discussed above, net income for the three months ended June 30, 2018, increased 25% to $353 million (or 14.4% of sales) from $283 million (or 12.3% of sales) for the same period one year ago. As a result of the impacts discussed above, net income for the six months ended June 30, 2018, increased 20% to $658 million (or 13.9% of sales) from $548 million (or 12.3% of sales) for the same period one year ago.

Earnings per share:
Our diluted earnings per common share for the three months ended June 30, 2018, increased 38% to $4.28 on 83 million shares from $3.10 on 91 million shares for the same period one year ago. Our diluted earnings per common share for the six months ended June 30, 2018, increased 33% to 7.89 on 83 million shares from $5.93 on 92 million shares for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the six months ended June 30, 2018 and 2017 (in thousands):

	For the Six Months Ended June 30,
Liquidity:	2018	2017
Total cash provided by/(used in):
Operating activities	$875,233	$710,507
Investing activities	(221,605)	(228,721)
Financing activities	(663,108)	(601,856)
Net decrease in cash and cash equivalents	$(9,480)	$(120,070)

Capital expenditures	$224,117	$227,506
Free cash flow (1)	$631,508	$450,522

(1)	Calculated as net cash provided by operating activities, less capital expenditures and excess tax benefit from share-based compensation payments for the period.

Operating activities:
The increase in net cash provided by operating activities during the six months ended June 30, 2018, compared to the same period in 2017, was primarily due to an increase in net income and a decrease in our net inventory investment for the current period, compared to an increase in our net inventory investment for the same period in the prior year, partially offset by a smaller benefit from income taxes payable. The decrease in our net inventory investment was primarily the result of seasonal fluctuations in inventory levels, combined with an increase in accounts payable as a percentage of inventory. The smaller benefit in income taxes payable was primarily driven by a lower provision for income taxes in the current period, as compared to the same period in the prior year, as a result of the lower federal corporate tax rate due to the Tax Act.

Investing activities:
The decrease in net cash used in investing activities during the six months ended June 30, 2018, compared to the same period in 2017, was primarily the result of a decrease in capital expenditures. The decrease in capital expenditures was primarily related to the timing of property acquisitions, closings, construction costs for new stores and the mix of owned versus leased stores opened during the current period, as compared to the same period in the prior year.

Financing activities:
The increase in net cash used in financing activities during the six months ended June 30, 2018, compared to the same period in 2017, was primarily attributable to a lower level of net borrowings during the current period, as compared to the same period in the prior year, partially offset by a lower level of repurchases of our common stock in the current period, as compared to the same period in the prior year.

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

As of June 30, 2018, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $37 million, reducing the aggregate availability under the Credit Agreement by that amount. As of June 30, 2018, we had outstanding borrowings under the Revolving Credit Facility in the amount of $125 million.

Senior Notes:
On May 17, 2018, the Company issued $500 million aggregate principal amount of unsecured 4.350% Senior Notes due 2028 (“4.350% Senior Notes due 2028”) at a price to the public of 99.732% of their face value with UMB Bank, N.A. (“UMB”) as trustee. Interest on the 4.350% Senior Notes due 2028 is payable on June 1 and December 1 of each year, beginning on December 1, 2018, and is computed on the basis of a 360-day year.

We have issued a cumulative $3.15 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2028, with UMB as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year. None of our subsidiaries is a guarantor under the Senior Notes.

Debt covenants:
The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures. These covenants are, however, subject to a number of important limitations and exceptions. As of June 30, 2018, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 5.50 times and 6.00 times as of June 30, 2018 and 2017, respectively, and a consolidated leverage ratio of 2.07 times and 1.82 times as of June 30, 2018 and 2017, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Twelve Months Ended June 30,
	2018	2017
GAAP net income	$1,244,028	$1,072,278
Add: Interest expense	110,197	77,640
Rent expense	308,566	290,620
Provision for income taxes	417,505	572,095
Depreciation expense	248,468	225,338
Amortization expense	1,210	1,057
Non-cash share-based compensation	19,200	19,359
Non-GAAP EBITDAR	$2,349,174	$2,258,387

Interest expense	$110,197	$77,640
Capitalized interest	8,693	8,021
Rent expense	308,566	290,620
Total fixed charges	$427,456	$376,281

Consolidated fixed charge coverage ratio	5.50	6.00

GAAP debt	$3,253,538	$2,604,062
Stand-by letters of credit	36,943	41,196
Discount on senior notes	4,700	2,854
Debt issuance costs	16,762	9,083
Five-times rent expense	1,542,830	1,453,100
Non-GAAP adjusted debt	$4,854,773	$4,110,295

Consolidated leverage ratio	2.07	1.82

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the six months ended June 30, 2018 and 2017 (in thousands):

		For the Six Months Ended June 30,
		2018	2017
Cash provided by operating activities		$875,233	$710,507
Less:	Capital expenditures	224,117	227,506
	Excess tax benefit from share-based compensation	19,608	32,479
Free cash flow		$631,508	$450,522

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

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Shares repurchased	1,575	3,475	3,763	5,304
Average price per share	$264.38	$245.26	$256.64	$253.13
Total investment	$416,402	$852,226	$965,830	$1,342,538

As of June 30, 2018, we had $750 million remaining under our share repurchase program. Subsequent to the end of the second quarter and through August 8, 2018, we repurchased 0.5 million additional shares of our common stock under our share repurchase program, at an average price of $284.52, for a total investment of $149 million. We have repurchased a total of 70.5 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through August 8, 2018, at an average price of $143.89, for a total aggregate investment of $10.15 billion.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” now codified in the Accounting Standards Codification (“Topic 606”). Under Topic 606, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. Topic 606 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this guidance using the modified retrospective transition method with our first quarter ended March 31, 2018. Results of the three and six months ended June 30, 2018, were presented under Topic 606, while amounts in prior periods were not adjusted and continue to be reported under the accounting standard in effect for the prior periods. The adoption of Topic 606 did not have a material impact on our business process, internal controls, systems, consolidated financial condition, results of operations or cash flows; as such, a cumulative effective adjustment was not recorded to opening retained earnings.

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July of 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvement” (“ASU 2018-11”), to provide an additional, optional transition method for adopting ASU 2016-02, which allows for an entity to choose to apply the new lease standard at adoption date and recognize a cumulative-effective adjustment to the opening balance of retained earnings in the period of adoption, while comparative periods presented will continue to be in accordance with current U.S. GAAP Topic 840. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Topic 842 can be adopted using the modified retrospective transition method or the additional, optional transition method set forth in ASU 2018-11, with early adoption permitted. The Company will adopt this guidance beginning with its first quarter ending March 31, 2019. We will adopt this guidance beginning with our first quarter ending March 31, 2019. We have established a task force, composed of multiple functional groups inside of the Company, which is currently in the process of evaluating critical components of this new guidance and the potential impact of the guidance on our financial position, results of operations and cash flows. Based on the preliminary work completed, we are considering the potential implications of the new standard on determining the discount rate to be used in valuing new and existing leases, the treatment of existing favorable and unfavorable lease agreements acquired in connection with previous acquisitions, procedural and operational changes that may be necessary to comply with the provisions of the guidance and all applicable financial statement disclosures required by the guidance, all of which are areas that could potentially be impacted by adoption of the guidance. At this time, the task force has not completed its full evaluation; however, we believe the adoption of the new guidance will have a material impact on the total assets and total liabilities reported on our consolidated balance sheets.

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

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. As of June 30, 2018, we had outstanding borrowings under our Revolving Credit Facility in the amount of $125 million, at the weighted-average variable interest rate of 3.210%. At this borrowing level, a 0.25% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $0.3 million.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of June 30, 2018, our cash and cash equivalents totaled $37 million.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of June 30, 2018, there have been no material changes in O’Reilly Automotive, Inc. and its subsidiaries’ risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

O’Reilly Automotive, Inc. and its subsidiaries (the “Company”) had no sales of unregistered securities during the six months ended June 30, 2018. The following table identifies all repurchases during the three months ended June 30, 2018, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
April 1, 2018, through April 30, 2018	416	$235.28	416	$1,068,001
May 1, 2018, through May 31, 2018	437	266.89	437	951,537
June 1, 2018, through June 30, 2018	722	279.63	722	$749,559
Total as of June 30, 2018	1,575	$264.38	1,575

(1)
Under the Company’s share repurchase program, as approved by its Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 7, 2018, the Company’s Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $10.8 billion. The additional authorization is effective for a three-year period, beginning on its announcement date. The authorization under the share repurchase program that currently has capacity is scheduled to expire on February 7, 2021. No other share repurchase programs existed during the six months ended June 30, 2018.

Subsequent to the end of the second quarter and through August 8, 2018, the Company repurchased an additional 0.5 million shares of its common stock under its share repurchase program, at an average price of $284.52, for a total investment of $149.4 million. The Company has repurchased a total of 70.5 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through August 8, 2018, at an average price of $143.89, for a total aggregate investment of $10.1 billion.

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
4.1
Third Supplemental Indenture, dated as of May 17, 2018, by and between O’Reilly Automotive, Inc. and UMB Bank N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2018, is incorporated herein by this reference.

4.2	Form of Note for 4.350% Senior Notes due 2028, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2018, is incorporated herein by this reference.
21.1	Subsidiaries of the Registrant, filed herewith.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

August 8, 2018	/s/	Gregory D. Johnson
Date	Gregory D. Johnson
Chief Executive Officer
(Principal Executive Officer)

August 8, 2018	/s/	Thomas McFall
Date	Thomas McFall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)