Form 10-Q
period 2018-09-30
O REILLY AUTOMOTIVE INC
filed 2018-11-07
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, $0.01 par value - 80,104,348 shares outstanding as of October 29, 2018.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$40,019	$46,348
Accounts receivable, net	242,692	216,251
Amounts receivable from suppliers	83,237	76,236
Inventory	3,139,621	3,009,800
Other current assets	54,462	49,037
Total current assets	3,560,031	3,397,672

Property and equipment, at cost	5,512,325	5,191,135
Less: accumulated depreciation and amortization	2,010,392	1,847,329
Net property and equipment	3,501,933	3,343,806

Goodwill	789,178	789,058
Other assets, net	43,572	41,349
Total assets	$7,894,714	$7,571,885

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,384,098	$3,190,029
Self-insurance reserves	75,440	71,695
Accrued payroll	89,721	77,147
Accrued benefits and withholdings	83,113	69,308
Other current liabilities	272,709	239,187
Total current liabilities	3,905,081	3,647,366

Long-term debt	3,174,327	2,978,390
Deferred income taxes	102,640	85,406
Other liabilities	214,287	207,677

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
80,345,665 as of September 30, 2018, and
84,302,187 as of December 31, 2017	803	843
Additional paid-in capital	1,265,827	1,265,043
Retained deficit	(768,251)	(612,840)
Total shareholders’ equity	498,379	653,046

Total liabilities and shareholders’ equity	$7,894,714	$7,571,885
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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$2,482,717	$2,339,830	$7,221,471	$6,786,918
Cost of goods sold, including warehouse and distribution expenses	1,166,962	1,109,536	3,415,820	3,225,415
Gross profit	1,315,755	1,230,294	3,805,651	3,561,503

Selling, general and administrative expenses	830,607	768,331	2,418,507	2,238,938
Operating income	485,148	461,963	1,387,144	1,322,565

Other income (expense):
Interest expense	(31,582)	(24,324)	(90,661)	(64,555)
Interest income	669	592	1,838	1,768
Other, net	1,416	1,299	2,609	1,302
Total other expense	(29,497)	(22,433)	(86,214)	(61,485)

Income before income taxes	455,651	439,530	1,300,930	1,261,080
Provision for income taxes	89,500	155,796	276,800	429,591
Net income	$366,151	$283,734	$1,024,130	$831,489

Earnings per share-basic:
Earnings per share	$4.54	$3.26	$12.50	$9.28
Weighted-average common shares outstanding – basic	80,593	86,947	81,939	89,641

Earnings per share-assuming dilution:
Earnings per share	$4.50	$3.22	$12.36	$9.15
Weighted-average common shares outstanding – assuming dilution	81,410	88,025	82,841	90,869

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	For the Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Deficit	Total
	Shares	Par Value
Balance at June 30, 2018	80,988	$810	$1,247,837	$(863,657)	$384,990
Net income	—	—	—	366,151	366,151
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	13	—	3,224	—	3,224
Net issuance of common stock upon exercise of stock options	277	2	24,552	—	24,554
Share based compensation	—	—	4,653	—	4,653
Share repurchases, including fees	(932)	(9)	(14,439)	(270,745)	(285,193)
Balance at September 30, 2018	80,346	$803	$1,265,827	$(768,251)	$498,379

	For the Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Deficit	Total
	Shares	Par Value
Balance at December 31, 2017	84,302	$843	$1,265,043	$(612,840)	$653,046
Net income	—	—	—	1,024,130	1,024,130
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	47	—	10,799	—	10,799
Net issuance of common stock upon exercise of stock options	692	7	47,344	—	47,351
Share based compensation	—	—	14,113	—	14,113
Share repurchases, including fees	(4,695)	(47)	(71,472)	(1,179,541)	(1,251,060)
Balance at September 30, 2018	80,346	$803	$1,265,827	$(768,251)	$498,379

	For the Three Months Ended September 30, 2017
	Common Stock		Additional Paid-In Capital	Retained Deficit	Total
	Shares	Par Value
Balance at June 30, 2017	87,999	$880	$1,296,674	$(428,242)	$869,312
Net income	—	—	—	283,734	283,734
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	17	—	3,087	—	3,087
Net issuance of common stock upon exercise of stock options	65	—	4,379	—	4,379
Share based compensation	—	—	4,224	—	4,224
Share repurchases, including fees	(2,743)	(27)	(40,554)	(509,976)	(550,557)
Balance at September 30, 2017	85,338	$853	$1,267,810	$(654,484)	$614,179

	For the Nine Months Ended September 30, 2017
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Shares	Par Value
Balance at December 31, 2016	92,852	$929	$1,336,707	$289,500	$1,627,136
Cumulative effective adjustment from adoption of ASU 2016-09	—	—	434	(266)	168
Net income	—	—	—	831,489	831,489
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	50	—	10,261	—	10,261
Net issuance of common stock upon exercise of stock options	483	4	24,784	—	24,788
Share based compensation	—	—	13,485	—	13,485
Share repurchases, including fees	(8,047)	(80)	(117,861)	(1,775,207)	(1,893,148)
Balance at September 30, 2017	85,338	$853	$1,267,810	$(654,484)	$614,179
See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2018	2017

Operating activities:
Net income	$1,024,130	$831,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	193,318	173,500
Amortization of debt discount and issuance costs	2,557	2,078
Deferred income taxes	17,234	41,848
Share-based compensation programs	15,144	14,835
Other	6,304	8,174
Changes in operating assets and liabilities:
Accounts receivable	(32,799)	(28,761)
Inventory	(129,214)	(208,338)
Accounts payable	194,069	217,486
Income taxes payable	4,460	32,124
Other	46,816	2,984
Net cash provided by operating activities	1,342,019	1,087,419

Investing activities:
Purchases of property and equipment	(350,461)	(347,756)
Proceeds from sale of property and equipment	3,353	1,906
Other	(716)	(2,072)
Net cash used in investing activities	(347,824)	(347,922)

Financing activities:
Proceeds from borrowings on revolving credit facility	1,745,000	2,487,000
Payments on revolving credit facility	(2,046,000)	(2,218,000)
Proceeds from the issuance of long-term debt	498,660	748,800
Payment of debt issuance costs	(3,923)	(7,490)
Repurchases of common stock	(1,251,060)	(1,893,148)
Net proceeds from issuance of common stock	58,955	34,186
Other	(2,156)	(156)
Net cash used in financing activities	(1,000,524)	(848,808)

Net decrease in cash and cash equivalents	(6,329)	(109,311)
Cash and cash equivalents at beginning of the period	46,348	146,598
Cash and cash equivalents at end of the period	$40,019	$37,287

Supplemental disclosures of cash flow information:
Income taxes paid	$256,949	$359,838
Interest paid, net of capitalized interest	102,025	72,252
See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2018

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2018, and December 31, 2017. The Company recorded an increase in fair value related to its marketable securities in the amount of $1.0 million for each of the three months ended September 30, 2018 and 2017, which was included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income. The Company recorded an increase in fair value related to its marketable securities in the amounts of $1.6 million and $2.6 million for the nine months ended September 30, 2018 and 2017, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$28,514	$—	$—	$28,514

	December 31, 2017
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$25,706	$—	$—	$25,706

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of September 30, 2018, and December 31, 2017, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2018, and December 31, 2017. See Note 3 for further information concerning the Company’s senior notes and unsecured revolving credit facility.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach. The fair value as of September 30, 2018, and December 31, 2017, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$3,129,327	$3,119,604	$2,632,390	$2,728,167

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

NOTE 3 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Revolving Credit Facility, weighted-average variable interest rate of 4.044%	$45,000	$346,000
$500 million, 4.875% Senior Notes due 2021(1), effective interest rate of 4.953%	498,170	497,565
$300 million, 4.625% Senior Notes due 2021(2), effective interest rate of 4.645%	299,173	298,961
$300 million, 3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	298,482	298,214
$300 million, 3.850% Senior Notes due 2023(4), effective interest rate of 3.851%	298,760	298,583
$500 million, 3.550% Senior Notes due 2026(5), effective interest rate of 3.570%	496,126	495,792
$750 million, 3.600% Senior Notes due 2027(6), effective interest rate of 3.619%	743,718	743,275
$500 million, 4.350% Senior Notes due 2028(7), effective interest rate of 4.383%	494,898	—
Long-term debt	$3,174,327	$2,978,390

(1)
Net of unamortized discount of $0.8 million as of September 30, 2018, and $1.1 million as of December 31, 2017, and debt issuance costs of $1.0 million as of September 30, 2018, and $1.4 million as of December 31, 2017.

(2)	Net of unamortized discount of $0.2 million as of September 30, 2018, and December 31, 2017, and debt issuance costs of $0.7 million as of September 30, 2018, and $0.8 million as of December 31, 2017.

(3)
Net of unamortized discount of $0.5 million as of September 30, 2018, and $0.6 million as of December 31, 2017, and debt issuance costs of $1.0 million as of September 30, 2018, and $1.2 million as of December 31, 2017.

(4)
Net of unamortized discount of less than $0.1 million as of September 30, 2018, and December 31, 2017, and debt issuance costs of $1.2 million as of September 30, 2018, and $1.4 million as of December 31, 2017.

(5)	Net of unamortized discount of $0.7 million as of September 30, 2018, and December 31, 2017, and debt issuance costs of $3.2 million as of September 30, 2018, and $3.5 million as of December 31, 2017.

(6)
Net of unamortized discount of $1.1 million as of September 30, 2018, and $1.2 million as of December 31, 2017, and debt issuance costs of $5.2 million as of September 30, 2018 and $5.6 million as of December 31, 2017.

(7)	Net of unamortized discount of $1.3 million as of September 30, 2018, and debt issuance costs of $3.8 million as of September 30, 2018.

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

As of September 30, 2018, and December 31, 2017, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $37.0 million and $36.8 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions. As of September 30, 2018, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00. The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges. Fixed charges include interest expense, capitalized interest and rent expense. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of September 30, 2018, the Company remained in compliance with all covenants under the Credit Agreement.

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

The Company has issued a cumulative $3.2 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2028, with UMB as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of September 30, 2018.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2018, and December 31, 2017. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine months ended September 30, 2018 (in thousands):

Warranty liabilities, balance at December 31, 2017	$44,398
Warranty claims	(68,104)
Warranty accruals	75,883
Warranty liabilities, balance at September 30, 2018	$52,177

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

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Shares repurchased	932	2,743	4,695	8,047
Average price per share	$306.22	$200.70	$266.48	$235.26
Total investment	$285,183	$550,530	$1,251,013	$1,893,068

As of September 30, 2018, the Company had $464.4 million remaining under its share repurchase program. Subsequent to the end of the third quarter and through November 7, 2018, the Company repurchased an additional 0.4 million shares of its common stock under its share repurchase program, at an average price of $333.80, for a total investment of $143.7 million. The Company has repurchased a total of 71.4 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through November 7, 2018, at an average price of $146.12, for a total aggregate investment of $10.4 billion.

NOTE 6 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Sales to do-it-yourself customers	$1,408,140	$1,342,727	$4,053,137	$3,867,771
Sales to professional service provider customers	1,040,728	960,421	3,058,127	2,812,602
Other sales and sales adjustments	33,849	36,682	110,207	106,545
Total sales	$2,482,717	$2,339,830	$7,221,471	$6,786,918

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

As of September 30, 2018, and December 31, 2017, the Company had recorded a deferred revenue liability of $5.0 million and $4.7 million, respectively, related to its loyalty program, which were included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. During the three months ended September 30, 2018 and 2017, the Company recognized $4.3 million and $4.6 million, respectively, of deferred revenue related to its loyalty program, which were included in “Sales” on the accompanying Condensed Consolidated Statements of Income. During the nine months ended September 30, 2018 and 2017, the Company recognized $11.8 million and $12.9 million, respectively, of deferred revenue related to its loyalty program, which were included in “Sales” on the accompanying Condensed Consolidated Statements of Income.

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

The table below identifies stock option activity under these plans during the nine months ended September 30, 2018 (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2017	2,364	$137.08
Granted	275	259.55
Exercised	(710)	72.64
Forfeited	(29)	229.86
Outstanding at September 30, 2018	1,900	$177.49
Exercisable at September 30, 2018	1,187	$133.19

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.

•

•	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
	2018	2017
Risk free interest rate	2.61%	1.98%
Expected life	6.0 Years	5.5 Years
Expected volatility	23.9%	22.2%
Expected dividend yield	—%	—%

The following table summarizes activity related to stock options awarded by the Company for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Compensation expense for stock options awarded	$4,084	$3,679	$12,424	$11,826
Income tax benefit from compensation expense related to stock options	1,010	1,402	3,074	4,507

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2018, was $75.45 compared to $64.45 for the nine months ended September 30, 2017. The remaining unrecognized compensation expense related to unvested stock option awards at September 30, 2018, was $33.9 million, and the weighted-average period of time over which this cost will be recognized is 2.7 years.

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

The table below summarizes activity related to the Company’s other share-based compensation plans for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Compensation expense for shares issued under the ESPP	$569	$545	$1,689	$1,659
Income tax benefit from compensation expense related to shares issued under the ESPP	141	208	418	632
Compensation expense for restricted shares awarded	339	258	1,031	1,350
Income tax benefit from compensation expense related to restricted awards	$84	$98	$255	$515

Profit sharing and savings plan:
The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service. The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company did not make any discretionary contributions to the 401(k) Plan during the three or nine months ended September 30, 2018 or 2017. The Company expensed matching contributions under the 401(k) Plan in the amounts of $6.3 million and $5.7 million for the three months ended September 30, 2018 and 2017, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income. The Company expensed matching contributions under the 401(k) Plan in the amounts of $18.2 million and $17.0 million for the nine months ended September 30, 2018 and 2017, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:
The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $28.5 million and $25.7 million as of September 30, 2018, and December 31, 2017, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of less than $0.1 million for each of the three months ended September 30, 2018 and 2017, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million for each of the nine months ended September 30, 2018 and 2017, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 8 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator (basic and diluted):
Net income	$366,151	$283,734	$1,024,130	$831,489

Denominator:
Weighted-average common shares outstanding – basic	80,593	86,947	81,939	89,641
Effect of stock options (1)	817	1,078	902	1,228
Weighted-average common shares outstanding – assuming dilution	81,410	88,025	82,841	90,869

Earnings per share:
Earnings per share-basic	$4.54	$3.26	$12.50	$9.28
Earnings per share-assuming dilution	$4.50	$3.22	$12.36	$9.15

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	650	784	232	620
Weighted-average exercise price per share of antidilutive stock options (1)	$264.65	$246.65	$268.22	$258.75

(1)	See Note 7 for further information concerning the terms of the Company’s share-based compensation plans.

For the three and nine months ended September 30, 2018 and 2017, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

Subsequent to the end of the third quarter and through November 7, 2018, the Company repurchased an additional 0.4 million shares of its common stock under its share repurchase program, at an average price of $333.80, for a total investment of $143.7 million.

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

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” now codified in the Accounting Standards Codification (“Topic 606”). Under Topic 606, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. Topic 606 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this guidance using the modified retrospective transition method with its first quarter ended March 31, 2018. Results of the three and nine months ended September 30, 2018, were presented under Topic 606, while amounts in prior periods were not adjusted and continue to be reported under the accounting standard in effect for the prior periods. The adoption of Topic 606 did not have a material impact on the Company’s business process, internal controls, systems, consolidated financial condition, results of operations or cash flows; as such, a cumulative effective adjustment was not recorded to opening retained earnings. See Note 6 for information concerning the Company’s revenue recognition policy.

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July of 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvement” (“ASU 2018-11”), to provide an additional, optional transition method for adopting ASU 2016-02, which allows for an entity to choose to apply the new lease standard at adoption date and recognize a cumulative-effective adjustment to the opening balance of retained earnings in the period of adoption, while comparative periods presented will continue to be in accordance with current U.S. GAAP Topic 840. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company has established a task force, composed of multiple functional groups inside of the Company, which has reviewed the critical components of the standard and is implementing changes to systems and controls necessary to support the adoption of the new standard beginning with its first quarter ending March 31, 2019. The Company expects to adopt this guidance using the additional, optional transition method, the package of transitional practical expedients relating to the identification, classification and initial direct costs of leases commencing before the effective date of Topic 842, and the transitional practical expedient for the treatment of existing land easements; however, the Company does not expect to elect the hindsight transitional practical expedient. The Company expects to make an accounting policy election to not apply recognition requirements of the guidance to short-term leases. The Company expects the adoption of the new guidance to have a material impact on the total assets and liabilities reported on the Company’s consolidated balance sheet, and estimates right-of-use assets and lease liabilities will be within a range of $1.8 billion to $2.0 billion. This estimated range is based on the Company’s current lease portfolio and changes to the lease portfolio, including the total number of leases, lease commencement and end dates and lease termination expectations, as well as changes in anticipated lease discount rates, could impact this estimated range. The Company does not expect that the adoption of this new guidance will have a material impact on the Company’s results of operations, cash flows, liquidity or the Company’s covenant compliance under its existing credit agreement.

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

In August of 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period, and allows for either retrospective or prospective adoption, with early adoption permitted. The Company early adopted this guidance with its third quarter ended September 30, 2018, using the prospective adoption method. The Company did not capitalize any implementation costs incurred in cloud computing arrangements that are service contracts during the third quarter ended September 30, 2018, and therefore, the adoption of this new guidance did not impact the Company’s consolidated financial condition, results of operations and cash flows during the period. The Company does not expect that the application of this new guidance will have a material impact on the Company’s consolidated financial condition, results of operations and cash flows.

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
•our results of operations for the three and nine months ended September 30, 2018 and 2017;

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

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets. We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains. We plan to open 200 net, new stores in 2018 and plan to open 200 to 210 net, new stores in 2019. We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing unsecured revolving credit facility. During the three months ended September 30, 2018, we opened 45 stores and closed two stores and, as of that date, operated 5,190 stores in 47 states.

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

•
Number of Miles Driven – The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket. In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation. According to the Department of Transportation, the number of total miles driven in the U.S. increased 1.2%, 2.4% and 3.5% in 2017, 2016 and 2015, respectively, and through August of 2018, year-to-date miles driven increased 0.4%. We would expect to continue to see modest improvements in total miles driven in the U.S., supported by an increasing number of registered vehicles on the road, resulting in continued demand for automotive aftermarket products.

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

•
Unemployment – Unemployment, underemployment, the threat of future joblessness and the uncertainty surrounding the overall economic health of the U.S. have a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment have historically impeded the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. The U.S. unemployment rate was 4.1% as of December 31, 2017, and as of September 30, 2018, the U.S. unemployment rate decreased to 3.7%. We believe total employment should remain at healthy levels supporting the trend of modest growth of total miles driven in the U.S. and the continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

RESULTS OF OPERATIONS

Sales:
Sales for the three months ended September 30, 2018, increased $143 million or 6% to $2.48 billion from $2.34 billion for the same period one year ago. Sales for the nine months ended September 30, 2018, increased $435 million or 6% to $7.22 billion from $6.79 billion for the same period one year ago. Comparable store sales for stores open at least one year increased 3.9% and 1.8% for the three months ended September 30, 2018 and 2017, respectively. Comparable store sales for stores open at least one year increased 4.0% and 1.5% for the nine months ended September 30, 2018 and 2017, respectively. Comparable store sales are calculated based on the change in sales for stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members. Online sales, resulting from ship-to-home orders and pickup in-store orders, for stores open at least one year, are included in the comparable store sales calculation.

The following table presents the components of the increase in sales for the three and nine months ended September 30, 2018 (in millions):

	Increase in Sales for the Three Months Ended September 30, 2018, Compared to the Same Period in 2017	Increase in Sales for the Nine Months Ended September 30, 2018, Compared to the Same Period in 2017
Store sales:
Comparable store sales	$90	$265
Non-comparable store sales:
Sales for stores opened throughout 2017, excluding stores open at least one year that are included in comparable store sales	19	97
Sales for stores opened throughout 2018	38	73
Sales in 2017 for stores that have closed	(1)	(4)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	(3)	4
Total increase in sales	$143	$435

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

Our comparable store sales increases for the three and nine months ended September 30, 2018, were driven by an increase in average ticket values for both DIY and professional service provider customers and positive transaction counts for professional service provider customers, partially offset by negative transaction counts for DIY customers. The improvement in average ticket values were the result of the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles. These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time. This decrease in repair frequency creates pressure on customer transaction counts; however when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values. DIY transaction counts also continue to be pressured by increased gas prices and other inflationary impacts, resulting in an increased deferral of vehicle maintenance and repairs over the short term.

We opened 43 and 171 net, new stores during the three and nine months ended September 30, 2018, respectively, compared to 50 and 155 net, new stores for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we operated 5,190 stores in 47 states compared to 4,984 stores in 47 states at September 30, 2017. We anticipate total new store growth to be 200 net, new store openings in 2018, and 200 to 210 net, new store openings in 2019.

Gross profit:
Gross profit for the three months ended September 30, 2018, increased 7% to $1.32 billion (or 53.0% of sales) from $1.23 billion (or 52.6% of sales) for the same period one year ago. Gross profit for the nine months ended September 30, 2018, increased 7% to $3.81 billion (or 52.7% of sales) from $3.56 billion (or 52.5% of sales) for the same period one year ago. The increases in gross profit dollars for the three and nine months ended September 30, 2018, were primarily the result of new stores and the increase in comparable store sales at existing stores. The increases in gross profit as a percentage of sales for the three and nine months ended September 30, 2018, were primarily due to a non-cash last-in, first-out (“LIFO”) charge in the same periods one year ago and higher merchandise margins, partially offset by an increase in transportation costs. The higher merchandise margins for the current periods were primarily due to product mix. The increases in transportation costs were primarily due to increased contract delivery rates and fuel prices for the current periods, as compared to the same periods one year ago. During the three and nine months ended September 30, 2018, we did not realize net acquisition cost decreases, and as a result, we did not record a LIFO charge. During the three and nine months ended September 30, 2017, our LIFO costs were written down by approximately $3 million and $20 million, respectively, to reflect replacement cost.

Selling, general and administrative expenses:
Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2018, increased 8% to $831 million (or 33.5% of sales) from $768 million (or 32.8% of sales) for the same period one year ago. SG&A for the nine months ended September 30,

2018, increased 8% to $2.42 billion (or 33.5% of sales) from $2.24 billion (or 33.0% of sales) for the same period one year ago. The increase in total SG&A dollars for the three months ended September 30, 2018, was primarily the result of additional Team Members, facilities and vehicles to support our increased sales and store count, and the planned reinvestment of a portion of the tax savings we are realizing as a result of the U.S. Tax Cuts and Jobs Act, enacted in December 2017 (the “Tax Act”). The increase in total SG&A dollars for the nine months ended September 30, 2018, was primarily the result of additional Team Members, facilities and vehicles to support our increased sales and store count, our tax savings reinvestment initiatives, and a $9.1 million benefit in the prior period from the reduction in our legal accrual following the expiration of the statute of limitations related to a legacy claim. The increase in SG&A as a percentage of sales for the three months ended September 30, 2018, was primarily due to our tax savings reinvestment initiatives. The increase in SG&A as a percentage of sales for the nine months ended September 30, 2018, was primarily due to our tax savings reinvestment initiatives and a $9.1 million benefit in the prior period from the reduction in legal accruals. For the full year ended December 31, 2018, we estimate our tax savings reinvestments will result in approximately 70 basis points of operating profit headwind.

Operating income:
As a result of the impacts discussed above, operating income for the three months ended September 30, 2018, increased 5% to $485 million (or 19.5% of sales) from $462 million (or 19.7% of sales) for the same period one year ago. As a result of the impacts discussed above, operating income for the nine months ended September 30, 2018, increased 5% to $1.39 billion (or 19.2% of sales) from $1.32 billion (or 19.5% of sales) for the same period one year ago.

Other income and expense:
Total other expense for the three months ended September 30, 2018, increased 31% to $29 million (or 1.2% of sales) from $22 million (or 1.0% of sales) for the same period one year ago. Total other expense for the nine months ended September 30, 2018, increased 40% to $86 million (or 1.2% of sales) from $61 million (or 0.9% of sales) for the same period one year ago. The increases in total other expense for the three and nine months ended September 30, 2018, were primarily the result of increased interest expense on higher average outstanding borrowings.

Income taxes:
Our provision for income taxes for the three months ended September 30, 2018, decreased 43% to $90 million (or 3.6% of sales) from $156 million (or 6.7% of sales) for the same period one year ago. Our provision for income taxes for the nine months ended September 30, 2018, decreased 36% to $277 million (or 3.8% of sales) from $430 million (or 6.3% of sales) for the same period one year ago. Our effective tax rate for the three months ended September 30, 2018, was 19.6% of income before income taxes, compared to 35.4% for the same period one year ago. Our effective tax rate for the nine months ended September 30, 2018, was 21.3% of income before income taxes, compared to 34.1% for the same period one year ago. The decreases in our provision for income taxes and our effective tax rate for the three months ended September 30, 2018, were primarily the result of the lower federal corporate tax rate set forth by the Tax Act and higher excess tax benefits from share-based compensation. The decreases in our provision for income taxes and our effective tax rate for the nine months ended September 30, 2018, were primarily the result of the lower federal corporate tax rate set forth by the Tax Act. During the three months ended September 30, 2018 and 2017, excess tax benefits from share-based compensation were approximately $13 million and $3 million, respectively. During the nine months ended September 30, 2018 and 2017, excess tax benefits from share-based compensation were approximately $33 million and $35 million, respectively.

Net income:
As a result of the impacts discussed above, net income for the three months ended September 30, 2018, increased 29% to $366 million (or 14.7% of sales) from $284 million (or 12.1% of sales) for the same period one year ago. As a result of the impacts discussed above, net income for the nine months ended September 30, 2018, increased 23% to $1.02 billion (or 14.2% of sales) from $831 million (or 12.3% of sales) for the same period one year ago.

Earnings per share:
Our diluted earnings per common share for the three months ended September 30, 2018, increased 40% to $4.50 on 81 million shares from $3.22 on 88 million shares for the same period one year ago. Our diluted earnings per common share for the nine months ended September 30, 2018, increased 35% to 12.36 on 83 million shares from $9.15 on 91 million shares for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 (in thousands):

	For the Nine Months Ended September 30,
Liquidity:	2018	2017
Total cash provided by/(used in):
Operating activities	$1,342,019	$1,087,419
Investing activities	(347,824)	(347,922)
Financing activities	(1,000,524)	(848,808)
Net decrease in cash and cash equivalents	$(6,329)	$(109,311)

Capital expenditures	$350,461	$347,756
Free cash flow (1)	$958,584	$704,381

(1)	Calculated as net cash provided by operating activities, less capital expenditures and excess tax benefit from share-based compensation payments for the period.

Operating activities:
The increase in net cash provided by operating activities during the nine months ended September 30, 2018, compared to the same period in 2017, was primarily due to an increase in net income and a greater decrease in our net inventory investment. The greater decrease in our net inventory investment was primarily the result of an increase in accounts payable as a percentage of inventory driven by a sales growth rate that exceeded the growth in inventory, as compared to a decrease in accounts payable as a percentage of inventory for the same period in the prior year.

Investing activities:
Net cash used in investing activities during the nine months ended September 30, 2018, compared to the same period in 2017, was flat.

Financing activities:
The increase in net cash used in financing activities during the nine months ended September 30, 2018, compared to the same period in 2017, was primarily attributable to a lower level of net borrowings during the current period, as compared to the same period in the prior year, partially offset by a lower level of repurchases of our common stock in the current period, as compared to the same period in the prior year.

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

As of September 30, 2018, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $37 million, reducing the aggregate availability under the Credit Agreement by that amount. As of September 30, 2018, we had outstanding borrowings under the Revolving Credit Facility in the amount of $45 million.

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

Debt covenants:
The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures. These covenants are, however, subject to a number of important limitations and exceptions. As of September 30, 2018, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 5.43 times and 5.90 times as of September 30, 2018 and 2017, respectively, and a consolidated leverage ratio of 2.01 times and 1.95 times as of September 30, 2018 and 2017, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended September 30, 2018 and 2017 (dollars in thousands):

	For the Twelve Months Ended September 30,
	2018	2017
GAAP net income	$1,326,445	$1,077,519
Add: Interest expense	117,455	83,258
Rent expense	312,793	295,083
Provision for income taxes	351,209	574,491
Depreciation expense	252,392	228,815
Amortization expense	1,271	1,104
Non-cash share-based compensation	19,710	19,323
Non-GAAP EBITDAR	$2,381,275	$2,279,593

Interest expense	$117,455	$83,258
Capitalized interest	8,670	8,298
Rent expense	312,793	295,083
Total fixed charges	$438,918	$386,639

Consolidated fixed charge coverage ratio	5.43	5.90

GAAP debt	$3,174,327	$2,900,816
Stand-by letters of credit	36,984	41,258
Discount on senior notes	4,498	3,894
Debt issuance costs	16,175	14,290
Five-times rent expense	1,563,965	1,475,415
Non-GAAP adjusted debt	$4,795,949	$4,435,673

Consolidated leverage ratio	2.01	1.95

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the nine months ended September 30, 2018 and 2017 (in thousands):

		For the Nine Months Ended September 30,
		2018	2017
Cash provided by operating activities		$1,342,019	$1,087,419
Less:	Capital expenditures	350,461	347,756
	Excess tax benefit from share-based compensation	32,974	35,282
Free cash flow		$958,584	$704,381

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

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Shares repurchased	932	2,743	4,695	8,047
Average price per share	$306.22	$200.70	$266.48	$235.26
Total investment	$285,183	$550,530	$1,251,013	$1,893,068

As of September 30, 2018, we had $464 million remaining under our share repurchase program. Subsequent to the end of the third quarter and through November 7, 2018, we repurchased 0.4 million additional shares of our common stock under our share repurchase program, at an average price of $333.80, for a total investment of $144 million. We have repurchased a total of 71.4 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through November 7, 2018, at an average price of $146.12, for a total aggregate investment of $10.43 billion.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” now codified in the Accounting Standards Codification (“Topic 606”). Under Topic 606, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. Topic 606 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this guidance using the modified retrospective transition method with our first quarter ended March 31, 2018. Results of the three and nine months ended September 30, 2018, were presented under Topic 606, while amounts in prior periods were not adjusted and continue to be reported under the accounting standard in effect for the prior periods. The adoption of Topic 606 did not have a material impact on our business process, internal controls, systems, consolidated financial condition, results of operations or cash flows; as such, a cumulative effective adjustment was not recorded to opening retained earnings.

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July of 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvement” (“ASU 2018-11”), to provide an additional, optional transition method for adopting ASU 2016-02, which allows for an entity to choose to apply the new lease standard at adoption date and recognize a cumulative-effective adjustment to the opening balance of retained earnings in the period of adoption, while comparative periods presented will continue to be in accordance with current U.S. GAAP Topic 840. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We have established a task force, composed of multiple functional groups inside of the Company, which has reviewed the critical components of the standard and is implementing changes to systems and controls necessary to support the adoption of the new standard beginning with its first quarter ending March 31, 2019. We expect to adopt this guidance using the additional, optional transition method, the package of transitional practical expedients relating to the identification, classification and initial direct costs of leases commencing before the effective date of Topic 842, and the transitional practical expedient for the treatment of existing land easements; however, we do not expect to elect the hindsight transitional practical expedient. We expect to make an accounting policy election to not apply recognition requirements of the guidance to short-term leases. We expect the adoption of the new guidance to have a material impact on the total assets and liabilities reported on our consolidated balance sheet, and estimates right-of-use assets and lease liabilities will be within a range of $1.8 billion to $2.0 billion. This estimated range is based on our current lease portfolio and changes to the lease portfolio, including the total number of leases, lease commencement and end dates and lease termination expectations, as well as changes in anticipated lease discount rates, could impact this estimated range. We do not expect that the adoption of this new guidance will have a material impact on our results of operations, cash flows, liquidity or our covenant compliance under our existing credit agreement.

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

In August of 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period, and allows for either retrospective or prospective adoption, with early adoption permitted. We early adopted this guidance with our third quarter ended September 30, 2018, using the prospective adoption method. We did not capitalize any implementation costs incurred in cloud computing arrangements that are service contracts during the third quarter ended September 30, 2018, and therefore, the adoption of this new guidance did not impact our consolidated financial condition, results of operations and cash flows during the period. We do not expect that the application of this new guidance will have a material impact on our consolidated financial condition, results of operations and cash flows.

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

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. As of September 30, 2018, we had outstanding borrowings under our Revolving Credit Facility in the amount of $45 million, at the weighted-average variable interest rate of 4.044%. At this borrowing level, a 0.50% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $0.2 million.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of September 30, 2018, our cash and cash equivalents totaled $40 million.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of September 30, 2018, there have been no material changes in O’Reilly Automotive, Inc. and its subsidiaries’ risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

O’Reilly Automotive, Inc. and its subsidiaries (the “Company”) had no sales of unregistered securities during the nine months ended September 30, 2018. The following table identifies all repurchases during the three months ended September 30, 2018, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
July 1, 2018, through July 31, 2018	469	$281.68	469	$617,589
August 1, 2018, through August 31, 2018	240	321.24	240	540,651
September 1, 2018, through September 30, 2018	223	341.58	223	$464,376
Total as of September 30, 2018	932	$306.22	932

(1)
Under the Company’s share repurchase program, as approved by its Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 7, 2018, the Company’s Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $10.8 billion. The additional authorization is effective for a three-year period, beginning on its announcement date. The authorization under the share repurchase program that currently has capacity is scheduled to expire on February 7, 2021. No other share repurchase programs existed during the nine months ended September 30, 2018.

Subsequent to the end of the third quarter and through November 7, 2018, the Company repurchased an additional 0.4 million shares of its common stock under its share repurchase program, at an average price of $333.80, for a total investment of $143.7 million. The Company has repurchased a total of 71.4 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through November 7, 2018, at an average price of $146.12, for a total aggregate investment of $10.4 billion.

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

4.2	Form of Note for 4.350% Senior Notes due 2028, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2018, is incorporated herein by this reference.
21.1	Subsidiaries of the Registrant, filed as Exhibit 21.1 on the Registrant’s Quarterly Report on Form 10-Q dated August 8, 2018, is incorporated herein by this reference.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

November 7, 2018	/s/	Gregory D. Johnson
Date	Gregory D. Johnson
Chief Executive Officer
(Principal Executive Officer)

November 7, 2018	/s/	Thomas McFall
Date	Thomas McFall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)