Form 10-K
period 2018-12-31
O REILLY AUTOMOTIVE INC
filed 2019-02-27
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

At February 18, 2019, an aggregate of 78,375,610 shares of common stock of the registrant was outstanding.

At June 30, 2018, the aggregate market value of the voting stock held by non-affiliates of the Company was $16,890,003,772 based on the last price of the common stock reported by The NASDAQ Global Select Market.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, are incorporated by reference into Part III.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the economy in general, inflation, tariffs, product demand, the market for auto parts, competition, weather, risks associated with the performance of acquired businesses, our ability to hire and retain qualified employees, consumer debt levels, our increased debt levels, credit ratings on public debt, governmental regulations, information security and cyber attacks, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2018, for additional factors that could materially affect our financial performance. Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

At December 31, 2018, we operated 5,219 stores in 47 states. Our stores carry an extensive product line, including

•
new and remanufactured automotive hard parts, such as alternators, batteries, brake system components, belts, chassis parts, driveline parts, engine parts, fuel pumps, hoses, starters, temperature control and water pumps;

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

In 2018, we derived approximately 57% of our sales from our DIY customers and approximately 43% of our sales from our professional service provider customers. Historically, we have increased our sales to professional service provider customers at a faster pace than the increase in our sales to DIY customers due to the more fragmented nature of the professional service provider business, which offers a greater opportunity for consolidation. We believe we will continue to have a competitive advantage on the professional service provider portion of our business, due to our systems, knowledge and experience serving the professional service provider side of the automotive aftermarket, supported by our approximately 790 full-time sales staff dedicated solely to calling upon and servicing the professional service provider customer. We will also continue to expand and enhance the level of offerings focused on growing our DIY business and will continue to execute our proven dual market strategy in both existing and new markets.

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

We seek to attract new DIY and professional service provider customers and retain existing customers by offering superior customer service, the key elements of which are identified below:

•	superior in-store service through highly-motivated, technically-proficient store personnel (“Professional Parts People”);

•	an extensive selection and availability of products;

•	many enhanced service programs, including battery and electrical testing, battery, wiper and bulb replacement and check engine light code extractions;

•	attractive stores in convenient locations;

•	competitive pricing, supported by a good, better, best product assortment designed to meet all of our customers’ quality and value preferences; and

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

Strategic Regional Tiered Distribution Network:
We believe our commitment to a robust, regional, tiered distribution network provides superior replenishment and access to hard-to-find parts and enables us to optimize product availability and inventory levels throughout our store network. Our strategic, regional, tiered distribution network includes DCs and Hub stores. Our inventory management and distribution systems electronically link each of our stores to one or more DCs, which provides for efficient inventory control and management. We currently operate 27 regional DCs, which provide our stores with same-day or overnight access to an average of 156,000 stock keeping units (“SKUs”), many of which are hard-to-find items not typically stocked by other auto parts retailers. To augment our robust distribution network, we operate a total of 342 Hub stores that also provide delivery service and same-day access to an average of 66,000 SKUs from a Super Hub or 42,000 SKUs from a Hub to other stores within the surrounding area. We believe this timely access to a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

Experienced Management Team:
Our Company philosophy is to “promote from within” and the vast majority of our senior management, district managers and store managers have been promoted from within the Company. We augment this promote from within philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience. We have a strong management team comprised of 194 senior managers who average 20 years of service; 254 corporate managers who average 16 years of service; and 518 district managers who average 13 years of service. Our management team has demonstrated the consistent ability to successfully execute our business plan and growth strategy by generating 26 consecutive years of record revenues and earnings and positive comparable store sales results since becoming a public company in April of 1993.

Growth Strategy

Aggressively Open New Stores:
We intend to continue to consolidate the fragmented automotive aftermarket. During 2018, we opened 200 net, new stores, and in 2019, we plan to open approximately 200 to 210 net, new stores, which will increase our penetration in existing markets and allow for expansion into new, contiguous markets. The sites for these new stores have been identified, and to date, we have not experienced significant difficulties in locating suitable sites for construction of new stores or identifying suitable acquisition targets for conversion to O’Reilly stores. In addition, after the close of business on December 31, 2018, we acquired the 33 Bennett Auto Supply, Inc. stores that were not included in our 2018 store count and were not operated by the Company in 2018. We typically open new stores by

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

We target both small and large markets for expansion of our store network. While we have, and continue to face, aggressive competition in the more densely populated markets, we believe we have competed effectively, and are well positioned to continue to compete effectively, in such markets and to achieve our goal of continued profitable sales growth within these markets. We also believe that with our dual market strategy, we are better able to operate stores in less densely populated areas, which would not otherwise support a national chain store selling primarily to the retail automotive aftermarket. Therefore, we continue to pursue opening new stores in less densely populated market areas as part of our growth strategy.

Grow Sales in Existing Stores:
Profitable comparable store sales growth is also an important part of our growth strategy. To achieve improved sales and profitability at existing O’Reilly stores, we continually strive to improve the service provided to our customers. We believe that while competitive pricing is an essential component of successful growth in the automotive aftermarket business, it is customer satisfaction, whether of the DIY consumer or professional service provider, resulting from superior customer service, that generates increased sales and profitability.

Selectively Pursue Strategic Acquisitions:
The automotive aftermarket industry is still highly fragmented, and we believe the ability of national auto parts chains, like O’Reilly, to operate more efficiently and effectively than smaller independent operators, will result in continued industry consolidation. Our intention is to continue to selectively pursue strategic acquisitions that will strengthen our position as a leading automotive aftermarket parts supplier in existing markets and provide a springboard for expansion into new markets.

Continually Enhance Store Design and Location:
Our current prototype store design features optimized square footage, high ceilings, convenient interior store layouts, in-store signage, bright lighting, convenient ingress, egress and parking, and dedicated counters to serve professional service provider customers, each designed to increase sales and operating efficiencies to enhance overall customer service. We continually update the location and condition of our store network through systematic renovation and relocation of our existing stores to enhance store performance. During 2018, we relocated 18 stores and performed minor to major updates or renovations to approximately 1,000 additional stores. We believe that our ability to consistently achieve growth in comparable store sales is due in part to our commitment to maintaining an attractive store network, which is strategically located to best serve our customers.

Enhance and Improve Customer Omnichannel Experience:
Regardless of how our customers begin their interaction, whether in-store, over the telephone or digitally, and complete their transaction, whether in-store or delivery to their home or business, our goal is to provide excellent customer service and a seamless experience. Our user-friendly websites, www.OReillyAuto.com and www.FirstCallOnline.com, allow our customers to search product and repair content, check the in-store availability of our products, and place orders for either delivery or in-store pickup. We continue to improve the functionality of our websites to provide our customers with a user-friendly and convenient shopping experience, as well as a robust product and repair content information resource, which will continue to enhance the O’Reilly Brand.

Team Members

As of January 31, 2019, we employed 79,174 Team Members (49,476 full-time Team Members and 29,698 part-time Team Members), of whom 67,369 were employed at our stores, 8,372 were employed at our DCs and 3,433 were employed at our corporate and regional offices. A union represents 48 stores (506 Team Members) in the Greater Bay Area in California and has for many years. In addition, approximately 62 Team Members who drive over-the-road trucks in two of our DCs are represented by labor unions. Except for these Team Members, our Team Members are not represented by labor unions. Our tradition for 62 years has been to treat all of our Team Members with honesty and respect and to commit significant resources to instill in them our “Live Green” culture, which emphasizes the importance of each Team Member’s contribution to the success of O’Reilly. This focus on professionalism and respect has created an industry-leading team, and we consider our relations with our Team Members to be excellent.

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

Store Locations and Size:
As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national chain selling primarily to the retail automotive aftermarket. Our stores, on average, carry approximately 23,000 SKUs and average approximately 7,400 total square feet in size. At December 31, 2018, we had a total of approximately 38 million square feet in our 5,219 stores. Our stores are served primarily by the nearest DC, which averages 156,000 SKUs, but also have same-day access to the broad selection of inventory available at one of our 342 Hub stores, which are comprised of 84 Super Hubs that average approximately 15,600 square feet and carry an average of 66,000 SKUs and 258 Hubs that average approximately 10,000 square feet and carry an average of 42,000 SKUs.

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

The following table sets forth the geographic distribution and activity of our stores as of December 31, 2018 and 2017:

	December 31, 2017		2018 Net, New Stores		December 31, 2018
State	Store Count	% of Total Store Count	Store Change	% of Total Store Change	Store Count	% of Total Store Count	Cumulative % of Total Store Count
Texas	690	13.7%	16	8.0%	706	13.5%	13.5%
California	541	10.8%	12	6.0%	553	10.6%	24.1%
Georgia	196	3.9%	9	4.5%	205	3.9%	28.0%
Illinois	193	3.8%	10	5.0%	203	3.9%	31.9%
Missouri	200	4.0%	1	0.5%	201	3.9%	35.8%
Florida	180	3.6%	20	10.0%	200	3.8%	39.6%
Ohio	180	3.6%	16	8.0%	196	3.8%	43.4%
Tennessee	167	3.3%	9	4.5%	176	3.4%	46.8%
North Carolina	162	3.2%	11	5.5%	173	3.3%	50.1%
Michigan	162	3.2%	6	3.0%	168	3.2%	53.3%
Washington	156	3.1%	—	0.0%	156	3.0%	56.3%
Alabama	132	2.6%	7	3.5%	139	2.7%	59.0%
Arizona	137	2.7%	2	1.0%	139	2.7%	61.7%
Indiana	126	2.5%	11	5.5%	137	2.6%	64.3%
Minnesota	122	2.4%	3	1.5%	125	2.4%	66.7%
Louisiana	116	2.3%	5	2.5%	121	2.3%	69.0%
Oklahoma	121	2.4%	—	0.0%	121	2.3%	71.3%
Wisconsin	120	2.4%	1	0.5%	121	2.3%	73.6%
Arkansas	110	2.2%	2	1.0%	112	2.1%	75.7%
South Carolina	104	2.1%	4	2.0%	108	2.1%	77.8%
Colorado	101	2.0%	1	0.5%	102	2.0%	79.8%
Kentucky	88	1.8%	7	3.5%	95	1.7%	81.5%
Kansas	84	1.7%	1	0.5%	85	1.6%	83.1%
Mississippi	75	1.5%	3	1.5%	78	1.5%	84.6%
Virginia	74	1.5%	4	2.0%	78	1.5%	86.1%
Iowa	74	1.5%	3	1.5%	77	1.5%	87.6%
Oregon	69	1.4%	1	0.5%	70	1.3%	88.9%
Utah	61	1.2%	3	1.5%	64	1.2%	90.1%
New Mexico	53	1.1%	3	1.5%	56	1.1%	91.2%
Nevada	55	1.1%	1	0.5%	56	1.1%	92.3%
Nebraska	43	1.0%	2	1.0%	45	0.9%	93.2%
Idaho	42	0.9%	2	1.0%	44	0.8%	94.0%
Massachusetts	32	0.6%	7	3.5%	39	0.7%	94.7%
Maine	35	0.7%	—	0.0%	35	0.7%	95.4%
New Hampshire	35	0.7%	(3)	(1.5)%	32	0.6%	96.0%
Montana	27	0.5%	1	0.5%	28	0.5%	96.5%
Pennsylvania	17	0.3%	7	3.5%	24	0.5%	97.0%
Vermont	24	0.5%	—	0.0%	24	0.5%	97.5%
Wyoming	21	0.4%	—	0.0%	21	0.4%	97.9%
Connecticut	12	0.2%	8	4.0%	20	0.4%	98.3%
South Dakota	17	0.3%	1	0.5%	18	0.3%	98.6%
Alaska	15	0.3%	—	0.0%	15	0.3%	98.9%
North Dakota	15	0.3%	—	0.0%	15	0.3%	99.2%
West Virginia	15	0.3%	—	0.0%	15	0.3%	99.5%
Hawaii	12	0.2%	—	0.0%	12	0.2%	99.7%
Rhode Island	5	0.1%	3	1.5%	8	0.2%	99.9%
New York	3	0.1%	—	0.0%	3	0.1%	100.0%
Total	5,019	100.0%	200	100.0%	5,219	100.0%

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

Management Structure

Each of our stores is staffed with a store manager and one or more assistant managers, in addition to parts specialists, retail and/or installer service specialists and other positions required to meet the specific needs of each store. Each of our 518 district managers has general supervisory responsibility for an average of 10 stores, which provides our stores with a strong operational support.

Store and district managers complete a comprehensive training program to ensure each has a thorough understanding of customer service, leadership, inventory management and store profitability, as well as all other sales and operational aspects of our business model. Store and district managers are also required to complete a structured training program that is specific to their position, including attending a week-long manager development program at the corporate headquarters in Springfield, Missouri. Store and district managers also receive continuous training through online training, field workshops, regional meetings and our annual leadership conference.

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

Distribution Systems

We believe that our tiered distribution model provides industry-leading parts availability and store in-stock positions, while lowering our inventory carrying costs by controlling the depth of our inventory. Moreover, we believe our ongoing, significant capital investments made in our DC network allow us to efficiently service new stores that are planned to open in contiguous market areas as well as servicing our existing store network. Our distribution expansion strategy complements our new store opening strategy by supporting newly established clusters of stores, and additional penetration into existing markets, in the regions surrounding each DC. As of December 31, 2018, we had a total growth capacity of more than 615 stores in our distribution center network, which will increase by approximately 275 stores with the completion of our Twinsburg, Ohio, DC in 2019. Further enhancing our distribution capabilities in 2020, we plan to relocate and merge our existing Nashville, Tennessee, and Knoxville, Tennessee, DCs into a larger facility located in Lebanon, Tennessee, providing a larger, more efficient facility to serve both markets, while also allowing us to convert the existing Knoxville, Tennessee, DC into a large Hub that will continue to provide same day parts availability in the attractive Knoxville market.

Distribution Centers:
As of December 31, 2018, we operated 27 DCs comprised of approximately 10.8 million operating square feet (see the “Properties” table in Item 2 of this annual report on Form 10-K for a detailed listing of DC operating square footages). Our DCs stock an average of 156,000 SKUs and most DCs are linked to and have the ability to access multiple other regional DCs’ inventory. Our DCs provide five-night-a-week delivery, primarily via a Company-owned fleet, to all of our stores in the continental United States. In addition, stores within an individual DC’s metropolitan area receive multiple daily deliveries from the DC’s “city counter,” many of which receive this service seven days per week. Our DCs provide weekend service to not only the stores they service via their city counters but also to strategic Hub locations, which redistribute products to surrounding stores. Our national Hub store network provides additional service throughout the week, and on weekends, to surrounding stores. With our planned DC expansion during 2019, we expect to end the year in 2019 operating 28 DCs comprised of approximately 11.2 million operating square feet.

As part of our continuing efforts to enhance our distribution network in 2019, we plan to

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

Hub stores:
We currently operate a total of 342 strategically located Hub stores. In addition to serving DIY and professional service provider customers in their markets, Hub stores also provide delivery service to our other stores within the surrounding area and access to an expanded selection of SKUs on a same-day basis. Our Hub store network consists of 84 Super Hubs that average approximately 15,600 square feet and carry an average of 66,000 SKUs and 258 Hubs that average approximately 10,000 square feet and carry an average of 42,000 SKUs.

Products and Purchasing

Our stores offer DIY and professional service provider customers a wide selection of products for domestic and imported automobiles, vans and trucks. Our merchandise generally consists of nationally recognized, well-advertised, premium name brand products, such as AC Delco, Armor All, Bosch, Castrol, Dorman, Fel-Pro, Gates Rubber, Monroe, Moog, Pennzoil, Prestone, Quaker State, Standard, STP, Turtle Wax, Valvoline, Wagner, and Wix, and a wide selection of quality proprietary private label products, which span the entire good, better and best value spectrum, under our BestTest®, BrakeBest®, Import Direct®, MasterPro®, MicroGard®, Murray®, Omnispark®, O’Reilly Auto Parts®, Precision®, Power Torque®, Super Start®, and Ultima® brands. Our proprietary private label products are produced by nationally recognized manufacturers, meet or exceed original equipment manufacturer specifications and consist of house brands and nationally recognized proprietary bands, which we have acquired or developed over time. Our “good” proprietary brands provide a great combination of quality and value, a characteristic important to our DIY customers, while our “better” and “best” proprietary brands offer options for our more heavy-duty DIY customers, as well as our professional service provider customers, who often prefer higher quality products that can be relied upon to support and grow their businesses.

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

We purchase automotive products in substantial quantities from over 815 suppliers, the five largest of which accounted for approximately 24% of our total purchases in 2018. Our largest supplier in 2018 accounted for approximately 8% of our total purchases and the next four largest suppliers each accounted for approximately 3% to 5% of our total purchases.

Marketing

Marketing to the DIY Customer:
We use an integrated marketing program, which includes radio, in-store, digital and social media promotions, as well as sports and event sponsorships and direct mail and newspaper promotional distributions, to aggressively attract DIY customers. The marketing strategy we employ is highly effective and has led to a measurable increase in awareness of the O’Reilly Brand across our geographic footprint. We utilize a combination of brand, product and price messaging to drive retail traffic and purchases, which frequently coincide with key sales events. We also utilize a problem-resolution communication strategy, which encourages vehicle owners to perform regular maintenance on their vehicles, protecting their long-term automotive investment and establishing O’Reilly as their partner for auto parts needs.

To stimulate sales among racing enthusiasts, who we believe individually spend more on automotive products than the general public, we sponsored multiple nationally-televised races and over 700 grassroots, local and regional motorsports events throughout 45 states during 2018. We were the title sponsor of two National Association for Stock Car Racing (NASCAR) National series events, in 2018.

During the fall and winter months, we strategically sponsor National Collegiate Athletic Association (“NCAA”) basketball. Our relationships with over 25 NCAA teams and tournaments have resulted in prominently displayed O’Reilly logos on TV-visible signs throughout the season.

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

Marketing to the Professional Service Provider Customer:
We have approximately 790 full-time O’Reilly sales representatives strategically located across our market areas as part of our First Call program. Each sales representative is dedicated solely to calling upon, selling to and servicing our professional service provider customers. Targeted marketing materials such as flyers, quick reference guides and catalogs are produced and distributed on a regular basis to professional service providers, paint and body shops and fleet customers. Our industry-leading First Call program enables our sales representatives, district managers, and store managers to provide excellent customer service to each of our professional service provider customers by providing the products and services identified below:

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

Marketing to the Independently Owned Parts Store:
We also sell automotive products directly to independently owned parts stores (“jobber stores”) in certain market areas. These jobber stores are generally located in areas not directly serviced by an O’Reilly store. We administer a proprietary, dedicated and distinct marketing program specifically targeted to jobber stores called Parts City Auto Parts that currently provides automotive products to approximately 180 jobber stores, with total annual sales of approximately $62 million. As a participant in this program, a jobber store, which meets certain financial and operational standards, is permitted to indicate its Parts City Auto Parts membership through the display of a trademarked logo owned by us. In return for a commitment to purchase automotive products from us, we provide computer software for business management, competitive pricing, advertising, marketing and sales assistance to Parts City Auto Parts affiliate stores.

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

Customer Payments and Returns Policy

Our stores accept cash, checks, debit and credit cards. We also grant credit to many professional service provider customers who meet our pre-established credit requirements. Some of the factors considered in our pre-established credit requirements include customer creditworthiness, past transaction history with the customer and current economic and industry trends. No customer accounted for greater than one percent of our consolidated net sales, nor do we have any dependence on any single customer.

We accept product returns for new products, core products and warranty/defective products.

INDUSTRY ENVIRONMENT

The automotive aftermarket industry includes all products and services purchased for light and heavy-duty vehicles after the original sale. The total size of the automotive aftermarket is estimated to be approximately $296 billion, according to The Auto Care Association. This market is made up of four segments: labor share of professional service provider sales, auto parts share of professional service provider sales, DIY sales and tire sales. O’Reilly’s addressable market within this industry is approximately $93 billion, which includes the auto parts share of professional service provider sales at wholesale and DIY sales at retail. We do not sell tires or perform for-fee automotive repairs or installations.

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

We compete on the basis of customer service, which includes merchandise selection and availability, technical proficiency and helpfulness of store personnel, price, store layout, continually enhancing the omnichannel experience and convenient and accessible store locations. Our dual market strategy requires significant capital, such as the capital expenditures required for our distribution and store networks and working capital needed to maintain inventory levels necessary for providing products to both the DIY and professional service provider portions of the automotive aftermarket.

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

As part of our operations, we handle hazardous materials in the ordinary course of business and our customers may bring hazardous materials onto our property in connection with, for example, our oil and battery recycling programs. We currently provide a recycling program for batteries and the collection of used lubricants at certain stores as a service to our customers pursuant to agreements with third-party suppliers. The batteries and used lubricants are collected by our Team Members, deposited into supplier-provided containers and pallets, and then recycled by the third-party suppliers. In general, our agreements with such suppliers contain provisions that are designed to limit our potential liability under applicable environmental regulations for any damage or contamination, which may be caused by the batteries and lubricants to off-site properties (including as a result of waste disposal) and to our properties, when caused by the supplier.

Compliance with any such laws and regulations has not had a material adverse effect on our operations to date. However, we cannot give any assurance that we will not incur significant expenses in the future in order to comply with any such laws or regulations.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following paragraphs discuss information about our executive officers:

Gregory D. Johnson, age 53, Chief Executive Officer and Co-President, has been an O’Reilly Team Member for 36 years, which includes continuous years of service with a company acquired by O’Reilly. Mr. Johnson’s O’Reilly career began as a part-time Distribution Center Team Member and progressed through the roles of Retail Systems Manager, Warehouse Management Systems (WMS) Development Manager, Director of Distribution, Vice President of Distribution Operations, Senior Vice President of Distribution Operations, and Executive Vice President of Supply Chain. Mr. Johnson has held the position of Co-President since February of 2017. Mr. Johnson was promoted to Chief Executive Officer and Co-President in May of 2018.

Jeff M. Shaw, age 56, Chief Operating Officer and Co-President, has been an O’Reilly Team Member for 30 years. Mr. Shaw’s primary areas of responsibility are Store Operations, Sales, Distribution Operations, Real Estate, Jobber Sales and Acquisitions. Mr. Shaw’s O’Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Manager, Vice President of the Southern Division, Vice President of Sales and Operations, Senior Vice President of Sales and Operations, and Executive Vice President of Store Operations and Sales. Mr. Shaw has held the position of Co-President since February of 2017. Mr. Shaw was promoted to Chief Operating Officer and Co-President in May of 2018.

Brad Beckham, age 40, Executive Vice President of Store Operations and Sales, has been an O’Reilly Team Member for 22 years. Mr. Beckham’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s Store Operations. Mr. Beckham’s

O’Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Manager, Divisional Vice President, Vice President of Eastern Store Operations and Sales, Senior Vice President of Eastern Store Operations and Sales, and Senior Vice President of Central Store Operations. Mr. Beckham has held the position of Executive Vice President of Store Operations and Sales since January of 2018.

Tom McFall, age 48, Executive Vice President and Chief Financial Officer, has been an O’Reilly Team Member for 12 years. Mr. McFall’s primary areas of responsibility are Finance, Accounting, Information Technology, Legal, and Risk Management. Mr. McFall’s career began with Ernst & Young LLP in Detroit, Michigan, where he achieved the position of Audit Manager, before accepting a position with Murray’s Discount Auto Stores (“Murray’s”). Mr. McFall served Murray’s for eight years through the roles of Controller, Vice President of Finance, and Chief Financial Officer, with direct responsibility for finance, accounting, and distribution and logistics operations. After Murray’s was acquired by CSK Auto Corporation (“CSK”) in 2005, Mr. McFall held the position of Chief Financial Officer of Midwest Operation for CSK. In May of 2006, Mr. McFall joined O’Reilly as Senior Vice President of Finance and Chief Financial Officer. Mr. McFall has held the position of Executive Vice President and Chief Financial Officer since 2007.

Jonathan Andrews, age 51, Senior Vice President of Human Resources and Training, has been an O’Reilly Team Member for six years. Mr. Andrews’s primary areas of responsibility are Human Resources and Training. Mr. Andrews has over 25 years of human resources experience. Mr. Andrews’s career includes human resource positions with Cargill, Inc. and Tyson Foods, Inc. before accepting a position with AutoNation. Mr. Andrews served AutoNation for 10 years as Director of Human Resources and Senior Director of Human Resources. In 2012, Mr. Andrews joined O’Reilly as Vice President of Human Resources and progressed through the role of Vice President of Human Resources and Training. Mr. Andrews has held the position of Senior Vice President of Human Resources and Training since January of 2019.

Doug Bragg, age 49, Senior Vice President of Central Store Operations and Sales, has been an O’Reilly Team Member for 28 years. Mr. Bragg’s primary areas of responsibility are Store Operations and Sales for O’Reilly Central Store Operations. Mr. Bragg’s O’Reilly career began as a Distribution Center Team Member and progressed through the roles of Assistant Store Manager, Store Manager, District Manager, Regional Manager, and Divisional Vice President. Mr. Bragg has held the position of Senior Vice President of Central Store Operations since January of 2018.

Robert Dumas, age 45, Senior Vice President of Eastern Store Operations and Sales, has been an O’Reilly Team Member for 27 years, which includes continuous years of service with a company acquired by O’Reilly. Mr. Dumas’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s Eastern Store Operations. Mr. Dumas’s O’Reilly career began as a Parts Specialist and progressed through the roles of Installer Service Specialist, Night Manager, Associate Manager, Store Manager, District Manager, Regional Manager, and Divisional Vice President. Mr. Dumas has held the position of Senior Vice President of Eastern Store Operations and Sales since 2016.

Larry L. Ellis, age 63, Senior Vice President of Distribution Operations, has been an O’Reilly Team Member for 43 years, which includes continuous years of service with a company acquired by O’Reilly. Mr. Ellis’s primary areas of responsibility are Distribution Operations and Logistics. Mr. Ellis’s O’Reilly career began as a Distribution Center Team Member and progressed through the roles of Distribution Center Supervisor, Distribution Center Manager, Director of Distribution Operations, Vice President of Logistics, Vice President of Western Division Distribution Operations, and Vice President of Distribution Operations. Mr. Ellis has held the position of Senior Vice President of Distribution Operations since 2014.

Jeremy Fletcher, age 41, Senior Vice President of Finance and Controller, has been an O’Reilly Team Member for 13 years. Mr. Fletcher’s primary area of responsibility is Finance. Mr. Fletcher’s O’Reilly career began as the Financial Reporting and Budgeting Manager and progressed through the roles of Director of Finance, and Vice President of Finance and Controller. Prior to joining O’Reilly, Mr. Fletcher worked as a Certified Public Accountant with a public accounting firm and in a financial reporting and planning role for a Fortune 1000 corporation. Mr. Fletcher has held the position of Senior Vice President of Finance and Controller since 2017.

Jeffrey L. Groves, age 53, Senior Vice President of Legal and General Counsel, has been an O’Reilly Team Member for 14 years. Mr. Groves’s primary areas of responsibility are Corporate Governance, Regulatory Matters, and Internal Audit. Mr. Groves’s O’Reilly career began as Director of Legal and Claim Services and progressed through the roles of Director of Legal and Claim Services and General Counsel and Vice President of Legal and Claim Services and General Counsel. Prior to joining O’Reilly, Mr. Groves worked in a private civil defense trial practice. Mr. Groves has held the position of Senior Vice President of Legal and General Counsel since 2016.

Brent Kirby, age 50, Senior Vice President of Omnichannel, has been an O’Reilly Team Member since July 2018. Mr. Kirby’s primary areas of responsibility are Marketing, Advertising and Digital business areas while working cross functionally to deliver our Omnichannel strategy. Mr. Kirby has over 30 years of experience in the retail industry. Prior to joining O’Reilly, Mr. Kirby held the position of Chief Supply Chain Officer for Lowe’s Companies, Inc. (“Lowe’s”), with direct responsibility for leading the global supply chain supporting Lowe’s U.S.-based home improvement business. In this role, Mr. Kirby was responsible for team members across a diverse network of distribution centers, manufacturing facilities, direct-to-consumer parcel operations and last mile delivery operations. Mr. Kirby began his retail career as a hardware associate with Lowe’s and progressed through various positions at the store, district and regional levels before being promoted to Senior Vice President of Store Operations and later Chief Omnichannel Officer. In July of 2018, Mr. Kirby joined O’Reilly as Senior Vice President of Omnichannel and has held this position since that time.

Scott Kraus, age 42, Senior Vice President of Real Estate and Expansion, has been an O’Reilly Team Member for 20 years. Mr. Kraus’s primary areas of responsibility are Real Estate Expansion and Acquisitions. Mr. Kraus’s O’Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Field Sales Manager, Regional Manager, Divisional Vice President, and Vice President of Real Estate. Mr. Kraus has held the position of Senior Vice President of Real Estate and Expansion since 2016.

Jeffrey A. Lauro, age 52, Senior Vice President of Information Technology, has been an O’Reilly Team Member since 2015. Mr. Lauro’s primary area of responsibility is Information Technology. Mr. Lauro has over 30 years of information technology experience primarily in the retail industry. Prior to joining O’Reilly, Mr. Lauro held the position of Chief Information Officer for Payless ShoeSource (“Payless”), with direct responsibility for solution delivery, infrastructure and operations, and enterprise architecture. Prior to joining Payless, Mr. Lauro was the Vice President, Global Information Technology Service Delivery Director for The TJX Companies, Inc., with direct responsibility for global information technology service management, operations, implementation and disaster recovery. In 2015, Mr. Lauro joined O’Reilly as Senior Vice President of Information Technology and has held this position since that time.

Jason Tarrant, age 38, Senior Vice President of Western Store Operations and Sales, has been an O’Reilly Team Member for 17 years, which includes continuous years of service with a company acquired by O’Reilly. Mr. Tarrant’s primary areas of responsibility are Store Operations and Sales for O’Reilly Western Store Operations. Mr. Tarrant’s O’Reilly career began as a Parts Specialist, and progressed through the roles of Assistant Store Manager, Store Manager, District Manager, Regional Field Sales Manager, Regional Manager, and Divisional Vice President. Mr. Tarrant has held the position of Senior Vice President of Western Store Operations and Sales since January of 2018.

Darin Venosdel, age 48, Senior Vice President of Inventory Management, has been an O’Reilly Team Member for 21 years. Mr. Venosdel’s primary areas of responsibility are Inventory Management, Purchasing, Logistics, and Store Design. Mr. Venosdel’s O’Reilly career began as a Programmer/Analyst and progressed through the roles of Application Development Manager, Director of Application Development, Director of Inventory Management, and Vice President of Inventory Management. Mr. Venosdel has held the position of Senior Vice President of Inventory Management since January of 2018.

David Wilbanks, age 47, Senior Vice President of Merchandise, has been an O’Reilly Team Member for six years. Mr. Wilbanks’s primary areas of responsibility are Merchandise and Pricing. Mr. Wilbanks has over 25 years of experience in the automotive aftermarket industry. Mr. Wilbanks’s career began as a counter technician for an independent jobber and progressed to becoming an ASE Certified Master Technician for an automotive dealership, before accepting a position with AutoZone, Inc. (“AutoZone”). Mr. Wilbanks served AutoZone for twelve years as a financial analyst, Category Manager, and Director of Merchandise. In 2012, Mr. Wilbanks joined O’Reilly as Vice President of Merchandise and has held the position of Senior Vice President of Merchandise since 2016.

SERVICE MARKS AND TRADEMARKS

We have registered, acquired and/or been assigned the following service marks and trademarks in the United States: BESTEST®; BETTER PARTS. BETTER PRICES.®; BETTER PARTS, BETTER PRICES....EVERYDAY!®; BOND AUTO PARTS®; BRAKEBEST®; CERTIFIED AUTO REPAIR®; CUSTOMIZE YOUR RIDE®; CSK PROSHOP®; DO IT RIGHT DEALS®; DO IT RIGHT REBATE®; FIRST CALL®; FROM OUR STORE TO YOUR DOOR®; IMPORT DIRECT®; MASTER PRO®; MASTER PRO REFINISHING®; MICROGARD®; MURRAY®; MURRAY’S AUTO PARTS®; MURRAY’S MASCOT® (Design only); O®; OMNISPARK®; O’REILLY®; O’REILLY AUTO COLOR PROFESSIONAL PAINT PEOPLE®; O’REILLY AUTO PARTS®; O’REILLY AUTO PARTS PROFESSIONAL PARTS PEOPLE®; O’REILLY AUTOMOTIVE®; O’REILLY O’REWARDS®; O’REILLY RACING®; O’REWARDS®; PARTNERSHIP NETWORK®; PARTS CITY®; PARTS CITY AUTO COLOR PROFESSIONAL PAINT PEOPLE®; PARTS CITY AUTO PARTS®; PARTS CITY TOOL BOX®; PARTS FOR YOUR CAR WHEREVER YOU ARE®; PARTS PAYOFF®; POWER TORQUE®; PRECISION®; PRECISION HUB ASSEMBLIES®; PRIORITY PARTS®; QUIETECH®; REAL WORLD TRAINING®; SERIOUS ABOUT YOUR CAR…SO ARE WE!®; SUPER START®; TOOLBOX®; ULTIMA®; and ULTIMA SELECT®. Some of the service marks and trademarks listed above may also have a design associated therewith. Each of the service marks and trademarks are in duration for as long as we continue to use and seek renewal of such marks. The above list includes only the trademarks and service marks that are currently and validly registered with the United States Patent and Trademark Office. It does not include trademarks or service marks which may also be in use, but are not yet registered. We believe that our business is not otherwise dependent upon any patent, trademark, service mark or copyright.

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
We believe that our ability to open additional, profitable stores at a high growth rate will be a significant factor in achieving our growth objectives for the future. Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning, and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. We cannot be sure that our growth plans for 2019 and beyond will be achieved. Failure to achieve our growth objectives may negatively impact the trading price of our common stock. For a discussion of our growth strategies, see the “Growth Strategy” section of Item 1 of this annual report on Form 10-K.

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

•	limit our ability to incur additional debt with acceptable terms, if at all; and

•	expose us to fluctuations in interest rates, including changes that may result from the implementation of new benchmark rates that replace LIBOR.

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
The Company is subject to taxation in the U.S.  In December 2017, comprehensive tax legislation, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “Tax Act”), was enacted and the changes included in the Tax Act are broad and complex.  As tax laws and related regulations and interpretations change, our financial condition, results of operations and cash flows could be materially impacted.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Unless otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company,” refer to O’Reilly Automotive, Inc. and its subsidiaries.

Distribution centers, stores, and other properties
As of December 31, 2018, we operated 27 regional distribution centers (“DC”s), of which eight were leased (2.8 million operating square footage) and 19 were owned (8.1 million operating square footage) for total DC operating square footage of 10.8 million square feet. The following table provides information regarding our DCs, returns facility and corporate offices as of December 31, 2018:

Location	Principal Use(s)	Operating Square Footage (1)	Nature of Occupancy	Lease Term Expiration
Aurora, CO	Distribution Center	321,242	Owned
Belleville, MI	Distribution Center	333,262	Leased	2/28/2025
Billings, MT	Distribution Center	129,142	Leased	1/31/2031
Brooklyn Park, MN	Distribution Center	324,668	Owned
Brownsburg, IN	Distribution Center	657,603	Owned
Des Moines, IA	Distribution Center	253,886	Owned
Devens, MA	Distribution Center	511,261	Owned
Forest Park, GA	Distribution Center	492,350	Leased	10/31/2024
Greensboro, NC	Distribution Center	685,230	Owned
Houston, TX	Distribution Center	532,615	Owned
Kansas City, MO	Distribution Center	299,018	Owned
Knoxville, TN	Distribution Center (to be relocated in 2020)	150,766	Owned
Lakeland, FL	Distribution Center	569,419	Owned
Lebanon, TN	Distribution Center (to open in 2020)	410,000	Owned
Lubbock, TX	Distribution Center	276,896	Owned
Moreno Valley, CA	Distribution Center	547,478	Owned
Naperville, IL	Distribution Center	499,471	Owned
Nashville, TN	Distribution Center (to be relocated in 2020)	315,977	Leased	12/31/2023
North Little Rock, AR	Distribution Center	122,969	Leased	3/31/2022
Oklahoma City, OK	Distribution Center	320,667	Owned
Phoenix, AZ	Distribution Center	383,570	Leased	6/30/2025
Puyallup, WA	Distribution Center	533,790	Owned
Salt Lake City, UT	Distribution Center	294,932	Owned
Saraland, AL	Distribution Center	301,068	Leased	12/31/2022
Seagoville, TX	Distribution Center	442,000	Owned
Selma, TX	Distribution Center	552,703	Owned
Springfield, MO	Distribution Center	266,306	Owned
Stockton, CA	Distribution Center	720,836	Leased	6/30/2035
Twinsburg, OH	Distribution Center (to open in 2019)	405,000	Owned
Springfield, MO	Bulk Facility	35,200	Owned
Springfield, MO	Return/Deconsolidation Facility, Corporate Offices	290,580	Owned
Phoenix, AZ	Corporate Offices	12,327	Leased	11/30/2022
Springfield, MO	Corporate Offices	224,818	Owned
Springfield, MO	Corporate Offices	46,970	Leased	8/31/2024
Springfield, MO	Corporate Offices, Training and Technical Center	22,000	Owned
		12,286,020

(1)	Includes floor and mezzanine operating square footage, excludes subleased square footage.

The leased distribution facilities typically require a fixed base rent, payment of certain tax, insurance and maintenance expenses and have an original term of, at a minimum, 20 years, subject to one five-year renewal at our option.

Of the 5,219 stores that we operated at December 31, 2018, 2,119 stores were owned, 3,026 stores were leased from unaffiliated parties and 74 stores were leased from entities that include one or more of our affiliated directors or members of their immediate family. Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses and an original term of, at a minimum, 10 years, subject to one or more renewals at our option. We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby. Such master lease agreements with one of the seven affiliated entities have been modified to extend the term of the lease agreement for specific stores. The master lease agreements or modifications thereto expire on dates ranging from April 30, 2019, to September 30, 2031. We believe that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.

We believe that our present facilities are in good condition, are adequately insured and are adequate for the conduct of our current operations. The store servicing capability of our 27 existing DCs is approximately 5,835 stores, providing a growth capacity of more than 615 stores, which will increase by approximately 275 stores with the completion of our Twinsburg, Ohio, DC in 2019. We believe the growth capacity in our 27 existing DCs, along with the additional capacity of our new Twinsburg, Ohio, DC will provide us with the DC infrastructure needed for near-term expansion. However, as we expand our geographic footprint, we will continue to evaluate our existing distribution system infrastructure and will adjust our distribution system capacity as needed to support our future growth.

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

As of February 14, 2019, the Company had approximately 351,000 shareholders of common stock based on the number of holders of record and an estimate of individual participants represented by security position listings.

Sales of unregistered securities:
There were no sales of unregistered securities during the year ended December 31, 2018.

Issuer purchases of equity securities:
The following table identifies all repurchases during the fourth quarter ended December 31, 2018, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
October 1, 2018, to October 31, 2018	277	$338.34	277	$370,701
November 1, 2018, to November 30, 2018	472	339.35	472	1,210,365
December 1, 2018, to December 31, 2018	617	338.84	617	$1,001,436
Total as of December 31, 2018	1,366	$338.92	1,366

(1)
Under the Company’s share repurchase program, as approved by its Board of Directors on January 11, 2011, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions not to exceed a dollar limit authorized by the Board of Directors. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 7, 2018, and November 13, 2018, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $11.8 billion. Each additional authorization is effective for a three-year period, beginning on its respective announcement date. The authorization under the share repurchase program that currently has capacity is scheduled to expire on November 13, 2021. No other share repurchase programs existed during the twelve months ended December 31, 2018.

The Company repurchased a total of 6.1 million shares of its common stock under its publicly announced share repurchase program during the year ended December 31, 2018, at an average price per share of $282.80, for a total investment of $1.7 billion. Subsequent to the end of the year and through February 27, 2019, the Company repurchased an additional 0.8 million shares of its common stock, at an average price per share of $342.95, for a total investment of $268.9 million. The Company has repurchased a total of 73.1 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through February 27, 2019, at an average price of $150.73, for a total aggregate investment of $11.0 billion.

Stock performance graph:
The graph below shows the cumulative total shareholder return assuming the investment of $100, on December 31, 2013, and the reinvestment of dividends thereafter, if any, in the Company’s common stock versus the Standard and Poor’s S&P 500 Retail Index (“S&P 500 Retail Index”) and the Standard and Poor’s S&P 500 Index (“S&P 500”).

	December 31,
Company/Index	2013	2014	2015	2016	2017	2018
O’Reilly Automotive, Inc.	$100	$150	$197	$216	$187	$268
S&P 500 Retail Index	100	110	137	143	184	208
S&P 500	$100	$111	$111	$121	$145	$136

Item 6. Selected Financial Data

The table below compares O’Reilly Automotive, Inc.’s (the “Company”) selected financial data over a ten-year period.

Years ended December 31,	2018	2017	2016	2015	2014	2013	2012	2011	2010	2009
(In thousands, except per share, Team Members, stores and ratio data)
INCOME STATEMENT DATA:
Sales ($)	9,536,428	8,977,726	8,593,096	7,966,674	7,216,081	6,649,237	6,182,184	5,788,816	5,397,525	4,847,062
Cost of goods sold, including warehouse and distribution expenses	4,496,462	4,257,043	4,084,085	3,804,031	3,507,180	3,280,236	3,084,766	2,951,467	2,776,533	2,520,534
Gross profit	5,039,966	4,720,683	4,509,011	4,162,643	3,708,901	3,369,001	3,097,418	2,837,349	2,620,992	2,326,528
Selling, general and administrative expenses	3,224,782	2,995,283	2,809,805	2,648,622	2,438,527	2,265,516	2,120,025	1,973,381	1,887,316	1,788,909
Former CSK officer clawback	—	—	—	—	—	—	—	(2,798)	—	—
Legacy CSK Department of Justice investigation charge	—	—	—	—	—	—	—	—	20,900	—
Operating income	1,815,184	1,725,400	1,699,206	1,514,021	1,270,374	1,103,485	977,393	866,766	712,776	537,619
Write-off of asset-based revolving credit agreement debt issuance costs	—	—	—	—	—	—	—	(21,626)	—	—
Termination of interest rate swap agreements	—	—	—	—	—	—	—	(4,237)	—	—
Gain on settlement of note receivable	—	—	—	—	—	—	—	—	11,639	—
Other income (expense), net	(121,097)	(87,596)	(62,015)	(53,655)	(48,192)	(44,543)	(35,872)	(25,130)	(35,042)	(40,721)
Total other income (expense)	(121,097)	(87,596)	(62,015)	(53,655)	(48,192)	(44,543)	(35,872)	(50,993)	(23,403)	(40,721)
Income before income taxes	1,694,087	1,637,804	1,637,191	1,460,366	1,222,182	1,058,942	941,521	815,773	689,373	496,898
Provision for income taxes (a)(b)	369,600	504,000	599,500	529,150	444,000	388,650	355,775	308,100	270,000	189,400
Net income ($) (a)(b)	1,324,487	1,133,804	1,037,691	931,216	778,182	670,292	585,746	507,673	419,373	307,498
Basic earnings per common share:
Earnings per share – basic ($)	16.27	12.82	10.87	9.32	7.46	6.14	4.83	3.77	3.02	2.26
Weighted-average common shares outstanding – basic	81,406	88,426	95,447	99,965	104,262	109,244	121,182	134,667	138,654	136,230
Earnings per common share -assuming dilution: (a)(b)
Earnings per share – assuming dilution ($)	16.10	12.67	10.73	9.17	7.34	6.03	4.75	3.71	2.95	2.23
Weighted-average common shares outstanding – assuming dilution	82,280	89,502	96,720	101,514	106,041	111,101	123,314	136,983	141,992	137,882
SELECTED OPERATING DATA:
Number of Team Members at year end	78,882	75,552	74,580	71,621	67,569	61,909	53,063	49,324	46,858	44,880
Number of stores at year end (c)	5,219	5,019	4,829	4,571	4,366	4,166	3,976	3,740	3,570	3,421
Total store square footage at year end (d)	38,455	36,685	35,123	33,148	31,591	30,077	28,628	26,530	25,315	24,200
Sales per weighted-average store (e)($)	1,842	1,807	1,826	1,769	1,678	1,614	1,590	1,566	1,527	1,424
Sales per weighted-average square foot (d)(f)($)	251	248	251	244	232	224	224	221	216	202
Percentage increase in comparable store sales (g)	3.8%	1.4%	4.8%	7.5%	6.0%	4.6%	3.5%	4.6%	8.8%	4.8%

Years ended December 31,	2018	2017	2016	2015	2014	2013	2012	2011	2010	2009
(In thousands, except per share, Team Members, stores and ratio data)
SELECT BALANCE SHEET AND CASH FLOW DATA:
Working capital (h)($)	(350,918)	(249,694)	(142,674)	(36,372)	252,082	430,832	478,093	1,028,330	1,029,861	900,857
Total assets (h)($)	7,980,789	7,571,885	7,404,189	6,676,684	6,532,083	6,057,895	5,741,241	5,494,174	5,031,950	4,695,536
Inventory turnover (i)	1.4	1.4	1.5	1.5	1.4	1.4	1.4	1.5	1.4	1.4
Accounts payable to inventory (j)	105.7%	106.0%	105.7%	99.1%	94.6%	86.6%	84.7%	64.4%	44.3%	42.8%
Current portion of long-term debt and short-term debt ($)	—	—	—	—	25	67	222	662	1,431	106,708
Long-term debt, less current portion (h)($)	3,417,122	2,978,390	1,887,019	1,390,018	1,388,397	1,386,828	1,087,789	790,585	357,273	684,040
Shareholders’ equity ($) (a)	353,667	653,046	1,627,136	1,961,314	2,018,418	1,966,321	2,108,307	2,844,851	3,209,685	2,685,865
Cash provided by operating activities (k) ($)	1,727,555	1,403,687	1,510,713	1,345,488	1,190,430	908,026	1,251,555	1,118,991	703,687	285,200
Capital expenditures ($)	504,268	465,940	476,344	414,020	429,987	395,881	300,719	328,319	365,419	414,779
Free cash flow (k)(l)($)	1,188,584	889,059	978,375	868,390	760,443	512,145	950,836	790,672	338,268	(129,579)

(a)
During the year ended December 31, 2017, the Company adopted a new accounting standard that requires excess tax benefits related to share-based compensation payments to be recorded through the income statement. In compliance with the standard, the Company did not restate prior period amounts to conform to current period presentation. The Company recorded a cumulative effect adjustment to opening retained earnings, due to the adoption of the new accounting standard. See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the annual report on Form 10-K for the year ended December 31, 2017, for more information.

(b)
Following the enactment of the U.S. Tax Cuts and Jobs Act in December of 2017, the Company revalued its deferred income tax liabilities, which resulted in a one-time benefit to the Company’s Consolidated Statement of Income for the year ended December 31, 2018 and 2017. See Note 13 “Income Taxes” to the Consolidated Financial Statements of this annual report on Form 10-K for more information.

(c)
In 2008, 2012 and 2016, the Company acquired CSK Auto Corporation (“CSK”), materially all assets of VIP Parts, Tires & Service (“VIP”) and Bond Auto Parts (“Bond”), respectively. The 2008 CSK acquisition added 1,342 stores, the 2012 VIP acquisition added 56 stores and the 2016 Bond acquisition added 48 stores to the O’Reilly store count. After the close of business on December 31, 2018, the Company acquired substantially all of the non-real estate assets of Bennett Auto Supply, Inc., including 33 stores that were not included in the 2018 store count and were not operated by the Company in 2018. Financial results for these acquired companies have been included in the Company’s consolidated financial statements from the dates of the acquisitions forward.

(d)	Total square footage includes normal selling, office, stockroom and receiving space.

(e)	Sales per weighted-average store are weighted to consider the approximate dates of store openings, acquisitions or closures.

(f)	Sales per weighted-average square foot are weighted to consider the approximate dates of store openings, acquisitions, expansions or closures.

(g)
Comparable store sales are calculated based on the change in sales of stores open at least one year and excludes sales of specialty machinery, sales to independent parts stores, sales to Team Members, sales from Leap Day during the years ended December 31, 2016 and 2012, and sales during the one to two week period certain CSK branded stores were closed for conversion. Online sales, resulting from ship-to-home orders and pick-up-in-store orders, for stores open at least one year, are included in the comparable store sales calculation.

(h)
Certain prior period amounts have been reclassified to conform to current period presentation, due to the Company’s adoption of new accounting standards during the fourth quarter ended December 31, 2015. See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the annual report on Form 10-K for the year ended December 31, 2015.

(i)
Inventory turnover is calculated as cost of goods sold for the last 12 months divided by average inventory. Average inventory is calculated as the average of inventory for the trailing four quarters used in determining the denominator.

(j)	Accounts payable to inventory is calculated as accounts payable divided by inventory.

(k)
Certain prior period amounts have been reclassified to conform to current period presentation, due to the Company’s adoption of a new accounting standard during the first quarter ended March 31, 2017. See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the annual report on Form 10-K for the year ended December 31, 2017, for more information.

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

•	an overview of the key drivers of the automotive aftermarket industry;

•	key events and recent developments within our company;

•	our results of operations for the years ended December 31, 2018, 2017 and 2016;

•	our liquidity and capital resources;

•	any contractual obligations, to which we are committed;

•	any off-balance sheet arrangements we utilize;

•	our critical accounting estimates;

•	the inflation and seasonality of our business;

•	our quarterly results for the years ended December 31, 2018, and 2017; and

•	recent accounting pronouncements that may affect our Company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information, forward-looking statements and other risk factors included elsewhere in this annual report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend” or similar words. In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the economy in general, inflation, tariffs, product demand, the market for auto parts, competition, weather, risks associated with the performance of acquired businesses, our ability to hire and retain qualified employees, consumer debt levels, our increased debt levels, credit ratings on public debt, governmental regulations, information security and cyber attacks, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2018, for additional factors that could materially affect our financial performance. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States. We are one of the largest U.S. automotive aftermarket specialty retailers, selling our products to both do-it-yourself (“DIY”) customers and professional service providers – our “dual market strategy.” Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items, accessories, a complete line of auto body paint and related materials, automotive tools and professional service provider service equipment. Our extensive product line includes an assortment of products that are differentiated by quality and price for most of the product lines we offer. For many of our product offerings, this quality differentiation reflects “good,” “better,” and “best” alternatives. Our sales and total gross profit dollars are highest for the “best” quality category of products. Consumers’ willingness to select products at a higher point on the value spectrum is a driver of sales and profitability in our industry. Our stores also offer enhanced services and programs to our customers, including used oil, oil filter and battery recycling; battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops. As of December 31, 2018, we operated 5,219 stores in 47 states.

Operating within the retail industry, we are influenced by a number of general macroeconomic factors including, but not limited to, fuel costs, unemployment rates, consumer preferences and spending habits, and competition. We have ongoing initiatives aimed at tailorin

g our product offering to adjust to customers’ changing preferences, and we also have initiatives focused on marketing and training to educate customers on the advantages of ongoing vehicle maintenance, as well as “purchasing up” on the value spectrum.

We believe the key drivers of current and future demand for the products sold within the automotive aftermarket include the number of U.S. miles driven, number of U.S. registered vehicles, new light vehicle registrations, average vehicle age and unemployment.

•
Number of Miles Driven – The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket. In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation. According to the Department of Transportation, the number of total miles driven in the U.S. increased 0.3%, 1.2% and 2.4% in 2018, 2017 and 2016, respectively, and we expect to continue to see modest improvements in total miles driven in the U.S., supported by an increasing number of registered vehicles on the road, resulting in continued demand for automotive aftermarket products.

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age – The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by The Auto Care Association, the total number of registered vehicles increased 8.5% from 2007 to 2017, bringing the number of light vehicles on the road to 270 million by the end of 2017. For the year ended December 31, 2018, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 17.5 million, contributing to the continued growth in the total number of registered vehicles on the road. In the past decade, vehicle scrappage rates have remained relatively stable, ranging from 4.2% to 5.7% annually. As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 21.9%, from 9.6 years in 2007 to 11.7 years in 2017. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of vehicles on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment – Unemployment, underemployment, the threat of future joblessness and the uncertainty surrounding the overall economic health of the U.S. have a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment have historically impeded the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. As of December 31, 2017, the U.S. unemployment rate was 4.1%, and as of December 31, 2018, the U.S. unemployment rate decreased to 3.9%. We believe total employment should remain at healthy levels supporting the trend of modest growth in total miles driven in the U.S. and the continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

KEY EVENTS AND RECENT DEVELOPMENTS

Several key events have had or may have a significant impact on our operations and are identified below:

•
Under the Company’s share repurchase program, as approved by our Board of Directors in January of 2011, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 7, 2018, and November 13, 2018, our Board of Directors each time approved a resolution to increase the authorization amount under our share repurchase program by an additional $1.00 billion, resulting in a cumulative authorization amount of $11.75 billion. Each additional authorization is effective for a three-year period, beginning on its respective announcement date. As of February 27, 2019, we had repurchased approximately 73.1 million shares of our common stock at an aggregate cost of $11.02 billion under this program.

•
On May 17, 2018, we issued $500 million aggregate principal amount of unsecured 4.350% Senior Notes due 2028 (“4.350% Senior Notes due 2028”) at a price to the public of 99.732% of their face value with UMB Bank, N.A. as trustee. Interest on the 4.350% Senior Notes due 2028 is payable on June 1 and December 1 of each year, which began on December 1, 2018, and is computed on the basis of a 360-day year.

•
After the close of business on December 31, 2018, we completed an asset purchase of Bennett Auto Supply, Inc. (“Bennett”), a privately held automotive parts supplier. The asset purchase included 33 stores that were not included in the Company’s 2018 store count and were not operated by the Company in 2018, and a warehouse located in southern Florida.

RESULTS OF OPERATIONS

The following table includes income statement data as a percentage of sales for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018	2017	2016
Sales	100.0%	100.0%	100.0%
Cost of goods sold, including warehouse and distribution expenses	47.2	47.4	47.5
Gross profit	52.8	52.6	52.5
Selling, general and administrative expenses	33.8	33.4	32.7
Operating income	19.0	19.2	19.8
Interest expense	(1.3)	(1.0)	(0.8)
Interest income	—	—	0.1
Income before income taxes (1)	17.8	18.2	19.1
Provision for income taxes	3.9	5.6	7.0
Net income	13.9%	12.6%	12.1%

(1)	Each percentage of sales amount is computed independently and may not compute to presented totals.

2018 Compared to 2017

Sales:
Sales for the year ended December 31, 2018, increased $559 million, or 6%, to $9.54 billion from $8.98 billion for the same period in 2017. Comparable store sales for stores open at least one year increased 3.8% and 1.4% for the years ended December 31, 2018 and 2017, respectively. Comparable store sales are calculated based on the change in sales for stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members. Online sales, resulting from ship-to-home orders and pickup in-store orders, for stores open at least one year, are included in the comparable store sales calculation.

The following table presents the components of the increase in sales for the year ended December 31, 2018 (in millions):

Increase in Sales for the Year Ended December 31, 2018, Compared to the Same Period in 2017
Store sales:
Comparable store sales	$336
Non-comparable store sales:
Sales for stores opened throughout 2017, excluding stores open at least one year that are included in comparable store sales	101
Sales for stores opened throughout 2018	120
Decline in sales for stores that have closed	(7)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	9
Total increase in sales	$559

We believe the increased sales achieved by our stores were the result of store growth, the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory in our regional distribution centers, enhanced services and programs offered in our stores, a broad selection of product offerings with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.

Our comparable store sales increase for the year ended December 31, 2018, was driven by an increase in average ticket values for both DIY and professional service provider customers and positive transaction counts for professional service provider customers, offset by negative transaction counts for DIY customers. The improvement in average ticket values was the result of the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles and same SKU inflation. These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time. This decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values. During the year ended December 31, 2018, DIY transaction counts also continued to be pressured by increased gas prices and other inflationary impacts, resulting in an increased deferral of vehicle maintenance and repairs over the short term.

We opened 200 net, new stores during the year ended December 31, 2018, compared to opening 190 net, new stores during the year ended December 31, 2017. As of December 31, 2018, we operated 5,219 stores in 47 states compared to 5,019 stores in 47 states at December 31, 2017. After the close of business on December 31, 2018, we acquired the 33 Bennett stores that were not included in our 2018 store count and were not operated by the Company in 2018. We anticipate new store growth will be 200 to 210 net, new store openings in 2019 and will net an additional 20 stores, as we will merge 13 of the acquired 33 Bennett stores into existing O’Reilly stores during 2019.

Gross profit:
Gross profit for the year ended December 31, 2018, increased 7% to $5.04 billion (or 52.8% of sales) from $4.72 billion (or 52.6% of sales) for the same period in 2017. The increase in gross profit dollars for the year ended December 31, 2018, was primarily the result of sales from new stores and the increase in comparable store sales at existing stores. The increase in gross profit as a percentage of sales for the year ended December 31, 2018, was primarily due to a non-cash last-in, first-out (“LIFO”) charge in 2017, partially offset by an increase in distribution expenses. The increase in distribution expenses was primarily due to wage pressure and increased transportation costs, as compared to 2017. During the year ended December 31, 2018, we did not realize net acquisition cost decreases, and as a result, we did not record a LIFO charge. During the year ended December 31, 2017, our LIFO costs were written down by approximately $22 million to reflect replacement cost.

Selling, general and administrative expenses:
Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2018, increased 8% to $3.22 billion (or 33.8% of sales) from $3.00 billion (or 33.4% of sales) for the same period in 2017. The increase in total SG&A dollars for the year ended December 31, 2018, was primarily the result of additional Team Members, facilities and vehicles to support our increased sales and store count, the planned allocation of a portion of the tax savings realized as a result of the U.S. Tax Cuts and Jobs Act, enacted in December 2017 (the “Tax Act”) and unfavorable comparison to a 2017 benefit of $9.1 million from the reduction in our legal accrual following the expiration of the statute of limitations related to a legacy claim. The increase in SG&A as a percentage of sales for the year ended December 31, 2018, was primarily due to our tax savings allocation initiatives and the 2017 legal accrual benefit.

Operating income:
As a result of the impacts discussed above, operating income for the year ended December 31, 2018, increased 5% to $1.82 billion (or 19.0% of sales) from $1.73 billion (or 19.2% of sales) for the same period in 2017.

Other income and expense:
Total other expense for the year ended December 31, 2018, increased 38% to $121 million (or 1.3% of sales), from $88 million (or 1.0% of sales) for the same period in 2017. The increase in total other expense for the year ended December 31, 2018, was primarily the result of increased interest expense on higher average outstanding borrowings.

Income taxes:
Our provision for income taxes for the year ended December 31, 2018, decreased 27% to $370 million (21.8% effective tax rate) from $504 million (30.8% effective tax rate) for the same period in 2017. The decreases in our provision for income taxes and our effective tax rate for the year ended December 31, 2018, were primarily the result of the lower federal corporate tax rate set forth by the Tax Act, partially offset by a $53 million benefit in 2017 from the required revaluation of our deferred income tax liabilities based on the lower federal corporate tax rate set forth by the Tax Act and lower excess tax benefits from share-based compensation in 2018, as compared 2017. During the year ended December 31, 2018 and 2017, excess tax benefits from share-based compensation were approximately $35 million and $49 million, respectively.

Net income:
As a result of the impacts discussed above, net income for the year ended December 31, 2018, increased 17% to $1.32 billion (or 13.9% of sales), from $1.13 billion (or 12.6% of sales) for the same period in 2017.

Earnings per share:
Our diluted earnings per common share for the year ended December 31, 2018, increased 27% to $16.10 on 82 million shares from $12.67 on 90 million shares for the same period in 2017. Due to the revaluation of our deferred income tax liabilities in 2017, our diluted earnings per common share for the year ended December 31, 2017, included a one-time benefit of $0.59.

2017 Compared to 2016

Sales:
Sales for the year ended December 31, 2017, increased $385 million, or 4%, to $8.98 billion from $8.59 billion for the same period in 2016. Comparable store sales for stores open at least one year increased 1.4% and 4.8% for the years ended December 31, 2017 and 2016, respectively. Comparable store sales are calculated based on the change in sales of stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores, sales to Team Members and sales from Leap Day during the year ended December 31, 2016. Online sales, resulting from ship-to-home orders and pickup in-store orders, for stores open at least one year, are included in the comparable store sales calculation.

The following table presents the components of the increase in sales for the year ended December 31, 2017 (in millions):

Increase in Sales for the Year Ended December 31, 2017, Compared to the Same Period in 2016
Store sales:
Comparable store sales, including sales from the 48 acquired Bond stores	$182
Non-comparable store sales:
Sales for stores opened throughout 2016, excluding stores open at least one year that are included in comparable store sales	126
Sales for stores opened throughout 2017	108
Sales from Leap Day in 2016	(25)
Decline in sales for stores that have closed	(5)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	(1)
Total increase in sales	$385

We believe the increased sales achieved by our stores were the result of store growth, sales from the 48 acquired Bond Auto Parts (“Bond”) stores, the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory in our regional distribution centers, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.

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

Gross profit:
Gross profit for the year ended December 31, 2017, increased 5% to $4.72 billion (or 52.6% of sales) from $4.51 billion (or 52.5% of sales) for the same period in 2016. The increase in gross profit dollars for the year ended December 31, 2017, was primarily a result of sales from new stores, the increase in comparable store sales at existing stores and sales from the 48 acquired Bond stores, partially offset by gross profit dollars generated from one additional day due to Leap Day for the same period one year prior. The increase in gross profit as a percentage of sales for the year ended December 31, 2017, was primarily due to a smaller non-cash LIFO impact, partially offset by a lower merchandise margin and higher inventory shrinkage. The smaller LIFO impact is the result of fewer product acquisition cost improvements during the year ended December 31, 2017, compared 2016. Our policy is to not write up inventory in excess of replacement cost, and accordingly, we are effectively valuing our inventory at replacement cost. For the year ended December 31, 2017 and 2016, our LIFO inventory costs were written down by approximately $22 million and $49 million, respectively, to reflect replacement cost. The lower merchandise margin was primarily the result of merchandise mix, driven by the unfavorable weather conditions during 2017. The higher inventory shrinkage was primarily cyclical in nature, following a period of lower than average shrinkage trends.

Selling, general and administrative expenses:
SG&A for the year ended December 31, 2017, increased 7% to $3.00 billion (or 33.4% of sales) from $2.81 billion (or 32.7% of sales) for the same period in 2016. The increase in total SG&A dollars for the year ended December 31, 2017, was primarily the result of additional Team Members, facilities and vehicles to support our increased sales and store count, partially offset by a $9.1 million benefit from the reduction in our legal accrual following the expiration of the statute of limitations related to a legacy claim and incremental SG&A expenses incurred from one additional day due to Leap Day for the same period one year prior. The increase in SG&A as a percentage of sales for the year ended December 31, 2017, was primarily due to deleverage of store operating costs on soft comparable store sales during the year ended December 31, 2017.

Operating income:
As a result of the impacts discussed above, operating income for the year ended December 31, 2017, increased 2% to $1.73 billion (or 19.2% of sales) from $1.70 billion (or 19.8% of sales) for the same period in 2016.

Other income and expense:
Total other expense for the year ended December 31, 2017, increased 41% to $88 million (or 1.0% of sales), from $62 million (or 0.7% of sales) for the same period in 2016. The increase in total other expense for the year ended December 31, 2017, was primarily the result of increased interest expense on higher average outstanding borrowings and increased amortization of debt issuance costs.

Income taxes:
Our provision for income taxes for the year ended December 31, 2017, decreased 16% to $504 million (30.8% effective tax rate) from $600 million (36.6% effective tax rate) for the same period in 2016. The decrease in our provision for income taxes for the year ended December 31, 2017, was the result of a one-time $53 million benefit to the provision for income taxes related to the required revaluation of our deferred income tax liabilities based on the lower federal corporate income tax rate set forth by the Tax Act and excess tax benefits from share-based compensation, which provided a benefit of $49 million to the provision for income taxes. The decrease in our effective tax rate for the year ended December 31, 2017, was primarily due to the required revaluation of our deferred income tax liabilities, which provided a one-time benefit of 325 basis points to the effective tax rate for the year ended December 31, 2017, and excess tax benefits from share-based compensation, which provided a benefit of 297 basis points to the effective tax rate for the year ended December 31, 2017.

Net income:
As a result of the impacts discussed above, net income for the year ended December 31, 2017, increased 9% to $1.13 billion (or 12.6% of sales), from $1.04 billion (or 12.1% of sales) for the same period in 2016.

Earnings per share:
Our diluted earnings per common share for the year ended December 31, 2017, increased 18% to $12.67 on 90 million shares from $10.73 on 97 million shares for the same period in 2016. Due to the required revaluation of our deferred income tax liabilities, our diluted earnings per common share for the year ended December 31, 2017, included a one-time benefit of $0.59. Due to the adoption of ASU 2016-09, our diluted earnings per common share for the year ended December 31, 2017, included a benefit of $0.50.

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

Liquidity and related ratios:
The following table highlights our liquidity and related ratios as of December 31, 2018 and 2017 (dollars in millions):

	December 31,		Percentage Change
Liquidity and Related Ratios	2018	2017
Current assets	$3,543	$3,398	4.3%
Current liabilities	3,894	3,647	6.8%
Working capital (1)	(351)	(250)	(40.4)%
Total debt	3,417	2,978	14.7%
Total equity	$354	$653	(45.8)%
Debt to equity (2)	9.66:1	4.56:1	111.8%

(1)	Working capital is calculated as current assets less current liabilities.

(2)	Debt to equity is calculated as total debt divided by total equity.

Current assets increased 4%, current liabilities increased 7%, total debt increased 15% and total equity decreased 46% from 2017 to 2018. The increase in current assets was primarily due to the increase in inventory, resulting from the opening of 200 net, new stores in 2018. The increase in current liabilities was primarily due to the increase in accounts payable, resulting from inventory growth related to new store openings. Our accounts payable to inventory ratio was 105.7% as of December 31, 2018, as compared to 106.0% in the prior year. The increase in total debt was attributable to the issuance of $500 million of 4.350% Senior Notes due 2028 and borrowings of $287 million on our revolving credit facility at December 31, 2018. The decrease in total equity resulted from the impact of share repurchase activity, under our share repurchase program, on retained deficit and additional paid-in-capital, partially offset by a decrease in retained deficit from net income for the year ended December 31, 2018.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
Liquidity:	2018	2017	2016
Total cash provided by/(used in):
Operating activities (1)	$1,727,555	$1,403,687	$1,510,713
Investing activities	(534,302)	(464,223)	(529,096)
Financing activities (1)	(1,208,286)	(1,039,714)	(951,320)
Net (decrease) increase in cash and cash equivalents	$(15,033)	$(100,250)	$30,297

Capital expenditures	$504,268	$465,940	$476,344
Free cash flow (2)	1,188,584	889,059	978,375

(1)
Prior period amount has been reclassified to conform to current period presentation, due to the Company’s adoption of a new accounting standard during the first quarter ended March 31, 2017. See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the annual report on Form 10-K for the year ended December 31, 2017.

(2)	Calculated as net cash provided by operating activities, less capital expenditures and excess tax benefit from share-based compensation payments for the period.

Operating activities:
The increase in net cash provided by operating activities in 2018 compared to 2017 was primarily due to increased operating income, reduced cash taxes paid, due to the Tax Act, and a reduction of accounts receivable, due to the business day timing of year-end 2018, as compared to 2017.

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

Investing activities:
The increase in net cash used in investing activities in 2018 compared to 2017 was primarily the result of an increase in capital expenditures in 2018 and an increase in other investing activities. Total capital expenditures were $504 million and $466 million in 2018 and 2017, respectively, and the increase was primarily related to the timing of property acquisitions, closings, construction costs for new stores and the mix of owned versus leased stores opened during 2018, as compared to 2017. The increase in other investing activities was primarily due to more acquisition related expenditures in 2018, as compared to 2017.

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

We opened 200, 190, and 210 net, new stores in 2018, 2017 and 2016, respectively, and acquired 48 Bond stores in 2016. After the close of business on December 31, 2018, we acquired the 33 Bennett stores that were not included in our 2018 store count and were not operated by the Company in 2018. We plan to open 200 to 210 net, new stores in 2019. The current costs associated with the opening of a new store, including the cost of land acquisition, building improvements, fixtures, vehicles, net inventory investment and computer equipment, are estimated to average approximately $1.6 million to $1.8 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site.

Financing activities:
The increase in net cash used in financing activities in 2018 compared to 2017 was primarily attributable to a lower level of net borrowings during 2018, as compared to 2017, partially offset by a lower level of repurchases of our common stock in 2018, as compared to 2017.

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

As of December 31, 2018 and 2017, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $35 million and $37 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts. As of December 31, 2018 and 2017, we had outstanding borrowings under the Revolving Credit Facility in the amounts of $287 million and $346 million, respectively.

Senior Notes:
On May 17, 2018, we issued $500 million aggregate principal amount of unsecured 4.350% Senior Notes due 2028 (“4.350% Senior Notes due 2028”) at a price to the public of 99.732% of their face value with UMB Bank, N.A. (“UMB”) as trustee. Interest on the 4.350% Senior Notes due 2028 is payable on June 1 and December 1 of each year, which began on December 1, 2018, and is computed on the basis of a 360-day year.

The Company have issued a cumulative $3.15 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2028, with UMB as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year. None of our subsidiaries is a guarantor under our senior notes.

Debt covenants:
The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures. These covenants are, however, subject to a number of important limitations and exceptions. As of December 31, 2018, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 5.38 times and 5.72 times as of December 31, 2018 and 2017, respectively, and a consolidated leverage ratio of 2.10 times and 1.98 times as of December 31, 2018 and 2017, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the years ended December 31, 2018 and 2017 (dollars in thousands):

	For the Year Ended December 31,
	2018	2017
GAAP net income	$1,324,487	$1,133,804
Add: Interest expense	122,129	91,349
Rent expense	317,283	298,614
Provision for income taxes	369,600	504,000
Depreciation expense	255,866	232,674
Amortization expense	3,071	1,171
Non-cash share-based compensation	20,176	19,401
Non-GAAP EBITDAR	$2,412,612	$2,281,013

Interest expense	$122,129	$91,349
Capitalized interest	9,092	8,548
Rent expense	317,283	298,614
Total fixed charges	$448,504	$398,511

Consolidated fixed charge coverage ratio	5.38	5.72

GAAP debt	$3,417,122	$2,978,390
Add: Stand-by letters of credit	35,148	36,843
Discount on senior notes	4,294	3,721
Debt issuance costs	15,584	13,889
Five-times rent expense	1,586,415	1,493,070
Non-GAAP adjusted debt	$5,058,563	$4,525,913

Consolidated leverage ratio	2.10	1.98

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Cash provided by operating activities (1)	$1,727,555	$1,403,687	$1,510,713
Less: Capital expenditures	504,268	465,940	476,344
Excess tax benefit from share-based compensation	34,703	48,688	55,994
Free cash flow	$1,188,584	$889,059	$978,375

(1)
Prior period amount has been reclassified to conform to current period presentation, due to the Company’s adoption of a new accounting standard during the first quarter ended March 31, 2017. See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the annual report on Form 10-K for the year ended December 31, 2017.

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

Share repurchase program:
In January of 2011, our Board of Directors approved a share repurchase program. Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 7, 2018, and November 13, 2018, our Board of Directors each time approved a resolution to increase the authorization amount under our share repurchase program by an additional $1.00 billion, resulting in a cumulative authorization amount of $11.75 billion. Each additional authorization is effective for a three-year period, beginning on its respective announcement date.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program (in thousands, except per share data):

	For the Year Ended December 31,
	2018	2017
Shares repurchased	6,061	9,301
Average price per share	$282.80	$233.57
Total investment	$1,713,953	$2,172,437

As of December 31, 2018, we had $1.00 billion remaining under our share repurchase program. Subsequent to the end of the year and through February 27, 2019, we repurchased an additional 0.8 million shares of our common stock under our share repurchase program, at an average price of $342.95, for a total investment of $269 million. We have repurchased a total of 73 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through February 27, 2019, at an average price of $150.73 for a total aggregate investment of $11.02 billion. As of February 27, 2019, we had approximately $0.7 billion remaining under our share repurchase program.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2018, included commitments for short and long-term debt arrangements, interest payments related to long-term debt, future payments under non-cancelable lease arrangements, self-insurance reserves, purchase obligations for construction contract commitments and other long-term liabilities, which are identified in the table below and are fully disclosed in Note 6 “Leasing,” Note 10 “Share-Based Compensation and Benefit Plans” and Note 11 “Commitments” to the Consolidated Financial Statements. We expect to fund these commitments primarily with operating cash flows expected to be generated in the normal course of business or through borrowings under our Revolving Credit Facility.

Deferred income taxes, as well as commitments with various suppliers for the purchase of inventory, are not reflected in the table below due to the absence of scheduled maturities, the nature of the account or the commitment’s cancellation terms. Due to the absence of scheduled maturities, the timing of certain of these payments cannot be determined, except for amounts estimated to be payable in 2019, which are included in “Current liabilities” on our Consolidated Balance Sheets.

We record a reserve for potential liabilities related to uncertain tax positions, including estimated interest and penalties, which are fully disclosed in Note 13 “Income Taxes” to the Consolidated Financial Statements. These estimates are not included in the table below because the timing related to the ultimate resolution or settlement of these positions cannot be determined. As of December 31, 2018, we recorded a net liability of $39 million related to these uncertain tax positions on our Consolidated Balance Sheets, all of which was included in “Other liabilities.”

We record a reserve for the projected obligation related to future payments under the Company’s nonqualified deferred compensation plan, which is fully disclosed in Note 10 “Share-Based Compensation and Benefit Plans” to the Consolidated Financial Statements. This estimate is not included in the table below because the timing related to the ultimate payment cannot be determined. As of December 31, 2018, we recorded a liability of $25 million related to this uncertain liability on our Consolidated Balance Sheets, all of which was included in “Other liabilities.”

The following table identifies the estimated payments of the Company’s contractual obligations as of December 31, 2018 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Before 1 Year	Years 1 and 2	Years 3 and 4	Years 5 and Over
Long-term debt principal and interest payments (1)	$4,273,542	$141,414	$1,077,183	$1,056,936	$1,998,009
Future minimum lease payments under operating leases (2)	2,429,044	309,743	557,091	447,607	1,114,603
Self-insurance reserves (3)	157,538	77,012	48,864	19,255	12,407
Construction commitments	177,664	177,664	—	—	—
Total contractual cash obligations	$7,037,788	$705,833	$1,683,138	$1,523,798	$3,125,019

(1)
Our Revolving Credit Facility, which has a maximum aggregate commitment of $1.20 billion and matures in April 2022, bears interest (other than swing line loans), at our option, at either the Alternate Base Rate or Adjusted LIBO Rate (both as defined in the Credit Agreement) plus a margin, that will vary from 0.000% to 0.250% in the case of loans bearing interest at the Alternate Base Rate and 0.680% to 1.250% in the case of loans bearing interest at the Adjusted LIBO Rate, in each case based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions. Swing line loans made under the Revolving Credit Facility bear interest at the Alternate Base Rate plus the applicable margin described above. In addition, we pay a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments, varying from 0.070% to 0.250% per annum based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions. Based on our current credit ratings, our margin for Alternate Base Rate loans was 0.000%, our margin for Eurodollar Revolving Loans was 0.900% and our facility fee was 0.100%. As of December 31, 2018, we had outstanding borrowings in the amount of $287 million under our Revolving Credit Facility.

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

(3)
We use various self-insurance mechanisms to provide for potential liabilities from workers’ compensation, vehicle and general liability, and employee health care benefits. The self-insurance reserves above are at the undiscounted obligation amount. The self-insurance reserves liabilities are recorded on our Consolidated Balance Sheets at our estimate of their net present value and do not have scheduled maturities; however, we can estimate the timing of future payments based upon historical patterns. See Note 11 “Commitments” to the Consolidated Financial Statements for further information on our self-insurance reserves.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity, for which we have an obligation to the entity that is not recorded in our consolidated financial statements. We historically utilized various off-balance sheet financial instruments, including sale-leaseback and synthetic lease transactions, but we have not entered into any such transactions for over 10 years and do not plan to utilize off-balance sheet arrangements in the future to fund our working capital requirements, operations or growth plans.

We issue stand-by letters of credit provided by a $200 million sub-limit under the Revolving Credit Facility that reduce our available borrowings under the Revolving Credit Facility. Those letters of credit are issued primarily to satisfy the requirements of workers’ compensation, general liability and other insurance policies. Substantially all of the outstanding letters of credit have a one-year term from the date of issuance. Letters of credit totaling $35 million and $37 million were outstanding at December 31, 2018 and 2017, respectively.

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

We also record a reserve to reduce the carrying value of our perpetual inventory to account for quantities in our perpetual records above the actual existing quantities on hand caused by unrecorded shrink. We estimate this reserve based on the results of our extensive and frequent cycle counting programs and periodic, full physical inventories. To the extent that our estimates do not accurately reflect the actual unrecorded inventory shrinkage, we could potentially experience a material impact to our inventory balances. We have historically been able to provide a timely and accurate measurement of shrink and have not experienced material adjustments to our estimates. If the shrink reserve changed 10% from the estimate that we recorded based on our historical experience at December 31, 2018, the financial impact would have been approximately $1 million or less than 0.1% of pretax income for the year ended December 31, 2018.

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

We review goodwill for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. We have never recorded an impairment to goodwill. The process of evaluating goodwill for impairment involves the determination of the fair value of our Company using the market approach. Inherent in such fair value determinations are certain judgments and estimates, including estimates that incorporate assumptions marketplace participants would use in making their estimates of fair value. In the future, if events or market conditions affect the estimated fair value to the extent that an asset is impaired, we will adjust the carrying value of these assets in the period in which the impairment occurs; however, we do not believe there has been any change of events or circumstances that would indicate that a reevaluation of goodwill is required as of December 31, 2018, nor do we believe goodwill is at risk of failing impairment testing. If the price of O’Reilly’s stock, which was a primary input used to determine our market capitalization during step one of goodwill impairment testing, changed by 10% from the value used during testing, the results and our conclusions would not have changed and no further steps would have been required.

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

Warranty Reserves:
We offer warranties on certain merchandise we sell with warranty periods ranging from 30 days to limited lifetime warranties. The risk of loss arising from warranty claims is typically the obligation of our suppliers. Certain suppliers provide upfront allowances to us in lieu of accepting the obligation for warranty claims. For this merchandise, when sold, we bear the risk of loss associated with the cost of warranty claims. Differences between supplier allowances received in lieu of warranty obligations and estimated warranty expense are recorded as an adjustment to the cost of sales. Estimated warranty costs, which are recorded as obligations at the time of sale, are based on the historical failure rate of each individual product line. Our historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims. If warranty reserves were changed 10% from our estimated reserves at December 31, 2018, the financial impact would have been approximately $5 million or 0.3% of pretax income for the year ended December 31, 2018.

Self-Insurance Reserves:
We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities from workers’ compensation, general liability, vehicle liability, property loss, and Team Member health care benefits. With the exception of certain Team Member health care benefit liabilities, employment related claims and litigation, certain commercial litigation and certain regulatory matters, we obtain third-party insurance coverage to limit our exposure for any individual workers’ compensation, general liability, vehicle liability or property loss claim. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, growth patterns and exposure forecasts. The assumptions made by management as they relate to each of these factors represent our judgment as to the most probable cumulative impact of each factor to our future obligations. Our calculation of self-insurance liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date, and the application of alternative assumptions could result in a different estimate of these liabilities. Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains. As we obtain additional information that affects the assumptions and estimates we used to recognize liabilities for claims incurred in prior accounting periods, we adjust our self-insurance liabilities to reflect the revised estimates based on this additional information. These liabilities are recorded at our estimate of their net present value, using a credit-adjusted discount rate. These liabilities do not have scheduled maturities, but we can estimate the timing of future payments based upon historical patterns. We could apply alternative assumptions regarding the timing of payments or the applicable discount rate that could result in materially different estimates of the net present value of the liabilities. If self-insurance reserves were changed 10% from our estimated reserves at December 31, 2018, the financial impact would have been approximately $15 million or 0.9% of pretax income for the year ended December 31, 2018.

Legal Reserves:
We maintain reserves for expenses associated with litigation, for which O’Reilly is currently involved. We are currently involved in litigation incidental to the ordinary conduct of our business. Management, with the assistance of outside legal counsel, must make estimates of potential legal obligations and possible liabilities arising from such litigation and records reserves for these expenditures. If legal reserves were changed 10% from our estimated reserves at December 31, 2018, the financial impact would have been approximately $1 million or 0.1% of pretax income for the year ended December 31, 2018.

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

QUARTERLY RESULTS

The following tables set forth certain quarterly unaudited operating data for fiscal years ended December 31, 2018 and 2017. The unaudited quarterly information includes all adjustments, which management considers necessary for a fair presentation of the information shown (in thousands, except per share and comparable store sales data):

	Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Comparable store sales	3.4%	4.6%	3.9%	3.3%
Sales	$2,282,681	$2,456,073	$2,482,717	$2,314,957
Gross profit	1,201,258	1,288,638	1,315,755	1,234,315
Operating income	422,846	479,150	485,148	428,040
Net income	304,906	353,073	366,151	300,357
Earnings per share – basic (1)	$3.65	$4.32	$4.54	$3.76
Earnings per share – assuming dilution (1)	$3.61	$4.28	$4.50	$3.72

	Fiscal 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Comparable store sales	0.8%	1.7%	1.8%	1.3%
Sales	$2,156,259	$2,290,829	$2,339,830	$2,190,808
Gross profit	1,131,147	1,200,062	1,230,294	1,159,180
Operating income	403,157	457,445	461,963	402,835
Net income	264,934	282,821	283,734	302,315
Earnings per share – basic (1)	$2.88	$3.14	$3.26	$3.56
Earnings per share – assuming dilution (1)	$2.83	$3.10	$3.22	$3.52

(1)	Earnings per share amounts are computed independently for each quarter and annual period. The quarterly earnings per share amounts may not sum to equal the full-year earnings per share amount.

The unaudited operating data presented above should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report, and the other financial information included therein.

RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” now codified in the Accounting Standards Codification (“Topic 606”). Under Topic 606, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. Topic 606 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted this guidance using the modified retrospective transition method with our first quarter ended March 31, 2018. Results of the year ended December 31, 2018, were presented under Topic 606, while amounts in prior periods were not adjusted and continue to be reported under the accounting standard in effect for the prior periods. The adoption of Topic 606 did not have a material impact on our business process, internal controls, systems, consolidated financial condition, results of operations or cash flows; as such, a cumulative effective adjustment was not recorded to opening retained earnings.

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July of 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvement” (“ASU 2018-11”), to provide an additional, optional transition method for adopting ASU 2016-02, which allows for an entity to choose to apply the new lease standard at adoption date and recognize a cumulative-effective adjustment to the opening balance of retained earnings in the period of adoption, while comparative periods presented will continue to be in accordance with current U.S. GAAP Topic 840. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We established a task force, composed of multiple functional groups inside of the Company, which has substantially completed its objective of reviewing the critical components of the standard and implementing changes to systems and controls necessary to support the adoption of the new standard beginning with our first quarter ending March 31, 2019. We will adopt this guidance using the additional, optional transition method, the package of transitional practical expedients relating to the identification, classification and initial direct costs of leases commencing before the effective date of Topic 842, and the transitional practical expedient for the treatment of existing land easements; however, we will not elect the hindsight transitional practical expedient. We will make an accounting policy election to not apply recognition requirements of the guidance to short-term leases. The adoption of the new guidance will have a material impact on the total assets and liabilities reported on our consolidated balance sheet, and we estimate net right-of-use assets and lease liability to be approximately $1.9 billion and $2.0 billion, respectively, as of January 1, 2019. The difference between these amounts is primarily due to the accrual for straight-line expense. These estimates are based on our current lease portfolio and changes to the lease portfolio, including the total number of leases, lease commencement and end dates and lease termination expectations, as well as changes in anticipated lease discount rates, could impact these estimates. We expect to make an adjustment to opening “Retained Deficit” on the Consolidated Balance Sheet of approximately $1.4 million related to the adoption of this new guidance. The adoption of this new guidance will not have a material impact on our results of operations, cash flows, liquidity or our covenant compliance under our existing credit agreement.

In March of 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  Under ASU 2016-09, several aspects of the accounting for share-based payment transactions, including tax consequence, classification of awards as equity or liabilities, and classification on the statement of cash flows, were changed.  We adopted this guidance with our first quarter ending March 31, 2017.  Upon adoption of ASU 2016-09, the we elected to change our  accounting policy to account for forfeitures as they occur; this change was applied using the modified retrospective transition method with a cumulative effect adjustment of $0.3 million to opening “Retained earnings” on the accompanying Consolidated Balance Sheet as of December 31, 2017.  We applied the amendments related to the presentation of tax withholdings on the statement of cash flows using the retrospective transition method, which resulted in $0.6 million of tax withholdings being reclassified from “Net cash provided by operating activities” to “Net cash used in financing activities” on the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2016.  We elected to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using the retrospective transition method, which resulted in $56.0 million of excess tax benefits related to share-based compensation being reclassified from “Net cash used in financing activities” to “Net cash provided by operating activities” in the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2016.  ASU 2016-09 amendments related to accounting for excess tax benefits in the income statement were adopted prospectively, resulting in the reduction of $34.7 million and $48.7 million in “Provision for income taxes” in the accompanying Consolidated Statements of Income for the years ended December 31, 2018, and 2017, respectively.

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

In August of 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period, and allows for either retrospective or prospective adoption, with early adoption permitted. We early adopted this guidance with our third quarter ended September 30, 2018, using the prospective adoption method. We did not capitalize any implementation costs incurred in cloud computing arrangements that are service contracts subsequent to adoption, and therefore, the adoption of this new guidance did not impact our consolidated financial condition, results of operations or cash flows during the period. We do not expect that the application of this new guidance will have a material impact on our consolidated financial condition, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Unless otherwise indicated, “we,” “us,” “our” and similar terms, as well as references to the “Company” or “O’Reilly,” refer to O’Reilly Automotive, Inc. and its subsidiaries.

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted LIBO Rate, as defined in the credit agreement governing the Revolving Credit Facility. As of December 31, 2018, we had outstanding borrowings under our Revolving Credit Facility in the amount of $287 million, at the weighted-average variable interest rate of 4.560%. At this borrowing level, a 0.50% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $1.4 million.

We had outstanding fixed rate debt of $3.15 billion and $2.65 billion as of December 31, 2018 and 2017, respectively. The fair value of our fixed rate debt was estimated at $3.12 billion and $2.73 billion as of December 31, 2018 and 2017, respectively, which was determined by reference to quoted market prices.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of December 31, 2018, our cash and cash equivalents totaled $31 million.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on this assessment, management believes that as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report, which is included herein.

/s/	Gregory D. Johnson	/s/	Thomas McFall
Gregory D. Johnson		Thomas McFall
Chief Executive Officer and		Executive Vice President and
Co-President		Chief Financial Officer
February 27, 2019		February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of O’Reilly Automotive, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited O’Reilly Automotive, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, O’Reilly Automotive, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 27, 2019, expressed an unqualified opinion thereon.

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
February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of O’Reilly Automotive, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019, expressed an unqualified opinion thereon.

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
Kansas City, Missouri
February 27, 2019

Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$31,315	$46,348
Accounts receivable, less allowance for doubtful accounts $13,238 in 2018 and $12,717 in 2017	192,026	216,251
Amounts receivable from suppliers	78,155	76,236
Inventory	3,193,344	3,009,800
Other current assets	48,262	49,037
Total current assets	3,543,102	3,397,672

Property and equipment, at cost	5,645,552	5,191,135
Less: accumulated depreciation and amortization	2,058,550	1,847,329
Net property and equipment	3,587,002	3,343,806

Goodwill	807,260	789,058
Other assets, net	43,425	41,349
Total assets	$7,980,789	$7,571,885

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,376,403	$3,190,029
Self-insurance reserves	77,012	71,695
Accrued payroll	86,520	77,147
Accrued benefits and withholdings	89,082	69,308
Income taxes payable	11,013	—
Other current liabilities	253,990	239,187
Total current liabilities	3,894,020	3,647,366

Long-term debt	3,417,122	2,978,390
Deferred income taxes	105,566	85,406
Other liabilities	210,414	207,677

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 5,000,000
Issued and outstanding shares - none	—	—
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
79,043,919 as of December 31, 2018, and
84,302,187 as of December 31, 2017	790	843
Additional paid-in capital	1,262,063	1,265,043
Retained deficit	(909,186)	(612,840)
Total shareholders’ equity	353,667	653,046

Total liabilities and shareholders’ equity	$7,980,789	$7,571,885

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Income
(In thousands, except per share data)

	For the Year Ended December 31,
	2018	2017	2016
Sales	$9,536,428	$8,977,726	$8,593,096
Cost of goods sold, including warehouse and distribution expenses	4,496,462	4,257,043	4,084,085
Gross profit	5,039,966	4,720,683	4,509,011

Selling, general and administrative expenses	3,224,782	2,995,283	2,809,805
Operating income	1,815,184	1,725,400	1,699,206

Other income (expense):
Interest expense	(122,129)	(91,349)	(70,931)
Interest income	2,521	2,347	4,224
Other, net	(1,489)	1,406	4,692
Total other expense	(121,097)	(87,596)	(62,015)

Income before income taxes	1,694,087	1,637,804	1,637,191

Provision for income taxes	369,600	504,000	599,500
Net income	$1,324,487	$1,133,804	$1,037,691

Earnings per share-basic:
Earnings per share	$16.27	$12.82	$10.87
Weighted-average common shares outstanding – basic	81,406	88,426	95,447

Earnings per share-assuming dilution:
Earnings per share	$16.10	$12.67	$10.73
Weighted-average common shares outstanding – assuming dilution	82,280	89,502	96,720

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Shares	Par Value
Balance at December 31, 2015	97,737	$977	$1,281,497	$678,840	$1,961,314
Net income	—	—	—	1,037,691	1,037,691
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	56	1	12,613	—	12,614
Net issuance of common stock upon exercise of stock options	757	8	47,386	—	47,394
Excess tax benefit from share-based compensation	—	—	55,994	—	55,994
Share based compensation	—	—	17,566	—	17,566
Share repurchases, including fees	(5,698)	(57)	(78,349)	(1,427,031)	(1,505,437)
Balance at December 31, 2016	92,852	$929	$1,336,707	$289,500	$1,627,136
Cumulative effective adjustment from adoption of ASU 2016-09	—	—	434	(266)	168
Net income	—	—	—	1,133,804	1,133,804
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	66	—	13,466	—	13,466
Net issuance of common stock upon exercise of stock options	685	7	33,222	—	33,229
Share based compensation	—	—	17,773	—	17,773
Share repurchases, including fees	(9,301)	(93)	(136,559)	(2,035,878)	(2,172,530)
Balance at December 31, 2017	84,302	$843	$1,265,043	$(612,840)	$653,046
Net income	—	—	—	1,324,487	1,324,487
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	58	—	14,173	—	14,173
Net issuance of common stock upon exercise of stock options	745	8	57,160	—	57,168
Share based compensation	—	—	18,806	—	18,806
Share repurchases, including fees	(6,061)	(61)	(93,119)	(1,620,833)	(1,714,013)
Balance at December 31, 2018	79,044	$790	$1,262,063	$(909,186)	$353,667

See accompanying Notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$1,324,487	$1,133,804	$1,037,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	258,937	233,845	217,866
Amortization of debt discount and issuance costs	3,470	2,871	2,451
Deferred income taxes	20,160	(4,593)	10,394
Share-based compensation programs	20,176	19,401	18,859
Other	9,895	11,790	6,434
Changes in operating assets and liabilities:
Accounts receivable	18,138	(27,742)	(38,548)
Inventory	(163,367)	(231,802)	(119,270)
Accounts payable	177,676	253,265	322,427
Income taxes payable	22,903	14,220	26,880
Accrued payroll	9,373	5,430	12,616
Accrued benefits and withholdings	28,022	3,042	(256)
Other	(2,315)	(9,844)	13,169
Net cash provided by operating activities	1,727,555	1,403,687	1,510,713

Investing activities:
Purchases of property and equipment	(504,268)	(465,940)	(476,344)
Proceeds from sale of property and equipment	4,784	4,464	5,119
Payments received on notes receivable	—	—	1,047
Other	(34,818)	(2,747)	(58,918)
Net cash used in investing activities	(534,302)	(464,223)	(529,096)

Financing activities:
Proceeds from borrowings on revolving credit facility	2,414,000	3,101,000	—
Payments on revolving credit facility	(2,473,000)	(2,755,000)	—
Proceeds from the issuance of long-term debt	498,660	748,800	499,160
Payment of debt issuance costs	(3,923)	(7,590)	(4,125)
Repurchases of common stock	(1,714,013)	(2,172,530)	(1,505,437)
Net proceeds from issuance of common stock	72,146	45,762	59,634
Other	(2,156)	(156)	(552)
Net cash used in financing activities	(1,208,286)	(1,039,714)	(951,320)

Net (decrease) increase in cash and cash equivalents	(15,033)	(100,250)	30,297
Cash and cash equivalents at beginning of the year	46,348	146,598	116,301
Cash and cash equivalents at end of the year	$31,315	$46,348	$146,598

Supplemental disclosures of cash flow information:
Income taxes paid	$311,376	$496,728	$569,677
Interest paid, net of capitalized interest	117,938	77,766	63,648

See accompanying Notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business:
O’Reilly Automotive, Inc. and its subsidiaries, collectively, “O’Reilly” or the “Company,” is a specialty retailer and supplier of automotive aftermarket parts. The Company’s stores carry an extensive product line, including new and remanufactured automotive hard parts, maintenance items and various automotive accessories. As of December 31, 2018, the Company owned and operated 5,219 stores in 47 states, servicing both do-it-yourself (“DIY”) and the professional service provider customers. After the close of business on December 31, 2018, the Company acquired substantially all of the non-real estate assets of Bennett Auto Supply, Inc. and its affiliates, including 33 stores that were not included in the 2018 store count and were not operated by the Company in 2018. The Company’s robust distribution system provides stores with same-day or overnight access to an extensive inventory of hard-to-find items not typically stocked in the stores of other auto parts retailers.

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

Accounts receivable:
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. Allowances for doubtful accounts are determined based on historical experience and an evaluation of the current composition of accounts receivable. Amounts due to the Company from its Team Members are included in “Accounts receivable” on the accompanying Consolidated Balance Sheets. These amounts consist primarily of purchases of merchandise on Team Member accounts. Accounts receivable due from Team Members was approximately $1.1 million and $0.9 million as of December 31, 2018 and 2017, respectively.

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

Amounts receivable from suppliers:
The Company receives concessions from its suppliers through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates and co-operative advertising. Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred. All other supplier concessions are recognized as a reduction to the cost of sales. Amounts receivable from suppliers also include amounts due to the Company for changeover merchandise and product returns. The Company regularly reviews supplier receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s suppliers’ financial positions and corresponding abilities to meet financial obligations. Management does not believe there is a reasonable likelihood that the Company will be unable to collect the amounts receivable from suppliers and the Company did not record a reserve for uncollectable amounts from suppliers in the consolidated financial statements as of December 31, 2018 or 2017.

Inventory:
Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market. Inventory also includes capitalized costs related to procurement, warehousing and distribution centers (“DC”s). Cost has been determined using the last-in, first-out (“LIFO”) method, which more accurately matches costs with related revenues. Over time, as the Company’s merchandise inventory purchases have increased, the Company negotiated improved acquisition costs from its suppliers and the corresponding price deflation exhausted the Company’s LIFO reserve balance. The Company’s policy is to not write up the value of its inventory in excess of its replacement cost, and accordingly, the Company’s merchandise inventory has been effectively recorded at replacement cost since December 31, 2013. The replacement cost of inventory was $3.20 billion and $3.01 billion as of December 31, 2018 and 2017, respectively. LIFO costs exceeded replacement costs by $107.3 million and $157.3 million at December 31, 2018 and 2017, respectively.

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

Property and equipment:
Property and equipment are carried at cost. Depreciation is calculated using the straight-line method, generally over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the estimated economic life of the assets. The lease term includes renewal options determined by management at lease inception, for which failure to execute renewal options would result in a substantial economic penalty to the Company. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is recognized in the Company’s Consolidated Statements of Income. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. See Note 3 for further information concerning the Company’s property and equipment.

Goodwill and other intangibles:
The accompanying Consolidated Balance Sheets at December 31, 2018 and 2017, include goodwill and other intangible assets recorded as the result of acquisitions. The Company reviews goodwill for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. During 2018 and 2017, the goodwill impairment test included a quantitative assessment, which compared the fair value of the reporting unit to its carrying amount, including goodwill. The Company operates as a single reporting unit, and the Company determined that its fair value exceeded its carrying value, including goodwill, as of December 31, 2018 and 2017; as such, no goodwill impairment adjustment was required as of December 31, 2018 and 2017. Finite-lived intangibles are carried at cost and amortization is calculated using the straight-line method, generally over the estimated useful lives of the intangibles. See Note 4 for further information concerning the Company’s goodwill and other intangibles.

Impairment of long-lived assets:
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset. If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount, by which the carrying amount of the assets exceeds the fair value of the assets. The Company has not historically recorded any material impairment charges to its long-lived assets. The Company recorded a charge of $11.4 million related to its long-lived assets during the year ended December 31, 2018, primarily due to the disposal of a software project that was no longer expected to provide a long-term benefit.

Valuation of investments:
The Company has an unsecured obligation to pay, in the future, the value of deferred compensation and a Company match relating to employee participation in the Company’s nonqualified deferred compensation plan (the “Deferred Compensation Plan”). The future obligation is adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant. The Company invests in various marketable securities with the intention of selling these securities to fulfill its future obligations under the Deferred Compensation Plan. The investments in this plan were stated at fair value based on quoted market prices, were accounted for as trading securities and were included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017. See Note 2 for further information concerning the fair value measurements of the Company’s marketable securities. See Note 10 for further information concerning the Company’s benefit plans.

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

The following table identifies the components of the Company’s self-insurance reserves as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Self-insurance reserves (undiscounted)	$157,538	$147,664
Self-insurance reserves (discounted)	146,718	137,970

The current portion of the Company’s discounted self-insurance reserves totaled $77.0 million and $71.7 million as of December 31, 2018 and 2017, respectively, which was included in “Self-insurance reserves” on the accompanying Consolidate Balance Sheets as of December 31, 2018 and 2017. The remainder was included in “Other liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017.

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

Litigation accruals:
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

Revenue recognition:
The Company’s primary source of revenue is derived from the sale of automotive aftermarket parts and merchandise to its customers. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, in an amount representing the consideration the Company expects to receive in exchange for transferring goods to the customer. Generally, the Company’s performance obligations are satisfied when the customer takes possession of the merchandise, which normally occurs immediately at the point of sale or through same day delivery of the merchandise. All sales are recorded net of estimated returns allowances, discounts and taxes. The company does not recognize revenue related to product warranties, as these are considered assurance warranty obligations. See the new recent accounting pronouncements section for information regarding the adoption implementation of Accounting Standard Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

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

The Company maintains a retail loyalty program named O’Reilly O’Rewards, which represents a performance obligation. The Company records a deferred revenue liability, based on a breakage adjusted, estimated redemption rate, and a corresponding reduction in revenue in periods when loyalty points are earned by members. The Company recognizes revenue and a corresponding reduction to the deferred revenue liability in periods when loyalty program issued coupons are redeemed by members, generally within a period of three months from issuance, or when unredeemed points expire, generally within 12 months after the date they were earned, which satisfies the Company’s performance obligation. See Note 9 for further information concerning the Company’s revenue.

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

Advertising expenses:
Advertising expense consists primarily of expenses related to the Company’s integrated marketing program, which includes radio, in-store, digital and social media promotions, as well as sports and event sponsorships and direct mail and newspaper promotional distribution. The Company expenses advertising costs as incurred. The Company also participates in cooperative advertising arrangements with certain of its suppliers. Advertising expense, net of cooperative advertising allowances from suppliers that were incremental to the advertising program, specific to the product or event and identifiable for accounting purposes, total $81.4 million, $83.7 million and $83.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Share-based compensation and benefit plans:
The Company sponsors employee share-based benefit plans and employee and director share-based compensation plans. The Company recognizes compensation expense over the requisite service period for its share-based plans based on the fair value of the awards on the date of the grant, award or issuance. Share-based plans include stock option awards issued under the Company’s employee incentive plans and director stock plan, stock issued through the Company’s employee stock purchase plan and restricted stock awarded to employees and directors through other compensation plans. See Note 10 for further information concerning the Company’s share-based compensation and plans.

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

Interest expense:
The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average interest rates incurred on its long-term borrowings. Total interest costs capitalized for the years ended December 31, 2018, 2017 and 2016, were $9.1 million, $8.5 million and $7.9 million, respectively, which were included in “Interest expense” on the accompanying Consolidated Statements of Income.

In conjunction with the issuance or amendment of long-term debt instruments, the Company incurs various costs, including debt registration fees, accounting and legal fees and underwriter and book runner fees. Debt issuance costs related to the Company’s long-term unsecured senior notes are recorded as a reduction of the principal amount of the corresponding unsecured senior notes. Debt issuance costs related to the Company’s unsecured revolving credit facility are recorded as an asset. These debt issuance costs have been deferred and are being amortized over the term of the corresponding debt instrument and the amortization expense is included in “Interest expense” on the accompanying Consolidated Statements of Income. Deferred debt issuance costs totaled $17.1 million and $15.9 million, net of accumulated amortization, as of December 31, 2018 and 2017, respectively, of which $1.5 million and $2.0 million were included in “Other assets, net” as of December 31, 2018 and 2017, respectively, with the remainder included in “Long-term debt” on the accompanying Consolidated Balance Sheets.

The Company issued its long-term unsecured senior notes at a discount. The original issuance discounts on the senior notes are recorded as a reduction of the principal amount of the corresponding senior notes and are accreted over the term of the applicable senior note, with the accretion expense included in “Interest expense” on the accompanying Consolidated Statements of Income. Original issuance discounts, net of accretion, totaled $4.3 million and $3.7 million as of December 31, 2018 and 2017, respectively.

See Note 5 for further information concerning debt issuance costs and original issuance discounts associated with the Company’s issuances of long-term debt instruments.

Income taxes:
The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on differences between the GAAP basis and tax basis of assets and liabilities using enacted tax rules and rates currently scheduled to be in effect for the year in which the differences are expected to reverse. Tax carry forwards are also recognized in deferred tax assets and liabilities under this method. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date. The Company would record a valuation allowance against deferred tax assets to the extent it is more likely than not the amount will not be realized, based upon evidence available at the time of the determination and any change in the valuation allowance is recorded in the period of a change in such determination. The Company did not establish a valuation allowance for deferred tax assets as of December 31, 2018 and 2017, as it was considered more likely than not that deferred tax assets were realizable through a combination of future taxable income, the realization of deferred tax liabilities and tax planning strategies.

The Company invests in certain tax credit funds that promote renewable energy. These investments generate a return primarily through the realization of federal tax credits and other tax benefits. The Company accounts for its renewable energy investments using the deferral method. Under this method, realized investment tax credits are recognized as a reduction of the renewable energy investments.

The Company regularly reviews its potential tax liabilities for tax years subject to audit. The amount of such liabilities is based on various factors, such as differing interpretations of tax regulations by the responsible tax authority, experience with previous tax audits and applicable tax law rulings. In management’s opinion, adequate provisions for income taxes have been made for all years presented. The estimates of the Company’s potential tax liabilities contain uncertainties because management must use judgment to estimate the exposures associated with the Company’s various tax positions and actual results could differ from estimates. See Note 13 for further information concerning the Company’s income taxes.

Earnings per share:
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the fiscal period. Diluted earnings per share is calculated by dividing the weighted-average number of common shares outstanding plus the common stock equivalents associated with the potential impact of dilutive stock options. Certain common stock equivalents that could potentially dilute basic earnings per share in the future were not included in the fully diluted computation because they would have been antidilutive. Generally, stock options are antidilutive and excluded from the earnings per share calculation when the exercise price exceeds the market price of the common shares. See Note 14 for further information concerning the Company’s common stock equivalents.

New accounting pronouncements:
In May of 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” now codified in the Accounting Standards Codification (“Topic 606”). Under Topic 606, an entity is required to follow a five-step process to determine the amount of revenue to recognize when promised goods or services are transferred to customers. Topic 606 offers specific accounting guidance for costs to obtain or fulfill a contract with a customer. In addition, an entity is required to disclose sufficient information to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this guidance using the modified retrospective transition method with its first quarter ended March 31, 2018. Results of the year ended December 31, 2018, were presented under Topic 606, while amounts in prior periods were not adjusted and continue to be reported under the accounting standard in effect for the prior periods. The adoption of Topic 606 did not have a material impact on the Company’s business process, internal controls, systems, consolidated financial condition, results of operations or cash flows; as such, a cumulative effective adjustment was not recorded to opening retained earnings.

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July of 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvement” (“ASU 2018-11”), to provide an additional, optional transition method for adopting ASU 2016-02, which allows for an entity to choose to apply the new lease standard at adoption date and recognize a cumulative-effective adjustment to the opening balance of retained earnings in the period of adoption, while comparative periods presented will continue to be in accordance with current U.S. GAAP Topic 840. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company established a task force, composed of multiple functional groups inside of the Company, which has substantially completed its objective of reviewing the critical components of the standard and implementing changes to systems and controls necessary to support the adoption of the new standard beginning with its first quarter ending March 31, 2019. The Company will adopt this guidance using the additional, optional transition method, the package of transitional practical expedients relating to the identification, classification and initial direct costs of leases commencing before the effective date of Topic 842, and the transitional practical expedient for the treatment of existing land easements; however, the Company will not elect the hindsight transitional practical expedient. The Company will make an accounting policy election to not apply recognition requirements of the guidance to short-term leases. The adoption of the new guidance will have a material impact on the total assets and liabilities reported on the Company’s consolidated balance sheet, and the Company estimates net right-of-use assets and lease liabilities to be approximately $1.9 billion and $2.0 billion, respectively, as of January 1, 2019. The difference between these amounts is primarily due to the accrual for straight-line rent expense. These estimates are based on the Company’s current lease portfolio and changes to the lease portfolio, including the total number of leases, lease commencement and end dates and lease termination expectations, as well as changes in anticipated lease discount rates, could impact these estimates. The Company expects to make an adjustment to opening “Retained Deficit” on the Consolidated Balance Sheet of approximately $1.4 million related to the adoption of this new guidance. The adoption of this new guidance will not have a material impact on the Company’s results of operations, cash flows, liquidity or the Company’s covenant compliance under its existing credit agreement.

In March of 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  Under ASU 2016-09, several aspects of the accounting for share-based payment transactions, including tax consequence, classification of awards as equity or liabilities, and classification on the statement of cash flows, were changed.  The Company adopted this guidance with its first quarter ending March 31, 2017.  Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur; this change was applied using the modified retrospective transition method with a cumulative effect adjustment of $0.3 million to opening “Retained earnings” on the accompanying Consolidated Balance Sheet as of December 31, 2017.  The Company applied the amendments related to the presentation of tax withholdings on the statement of cash flows using the retrospective transition method, which resulted in $0.6 million of tax withholdings being reclassified from “Net cash provided by operating activities” to “Net cash used in financing activities” on the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2016.  The Company elected to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using the retrospective transition method, which resulted in $56.0 million of excess tax benefits related to share-based compensation being reclassified from “Net cash used in financing activities” to “Net cash provided by operating activities” in the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2016.  ASU 2016-09 amendments related to accounting for excess tax benefits in the income statement were adopted prospectively, resulting in the reduction of $34.7 million and $48.7 million in “Provision for income taxes” in the accompanying Consolidated Statements of Income for the years ended December 31, 2018, and 2017, respectively.

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

In August of 2018, the FASB issued ASU No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period, and allows for either retrospective or prospective adoption, with early adoption permitted. The Company early adopted this guidance with its third quarter ended September 30, 2018, using the prospective adoption method. The Company did not capitalize any implementation costs incurred in cloud computing arrangements that are service contracts subsequent to adoption, and therefore, the adoption of this new guidance did not impact the Company’s consolidated financial condition, results of operations or cash flows during the period. The Company does not expect that the application of this new guidance will have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

NOTE 2 – FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis:
The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017. The Company recorded a decrease in fair value related to its marketable securities in the amount of $1.7 million for the year ended December 31, 2018, and an increase in the amount of $3.6 million for the year ended December 31, 2017, which were included in “Other income (expense)” on the accompanying Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$25,493	$—	$—	$25,493

	December 31, 2017
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$25,706	$—	$—	$25,706

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of December 31, 2018 and 2017, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach. The fair values as of December 31, 2018 and 2017, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$3,130,122	$3,116,046	$2,632,390	$2,728,167

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

NOTE 3 – PROPERTY AND EQUIPMENT

The following table identifies the types and balances of property and equipment included in “Property and equipment, at cost” on the accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017, and includes the estimated useful lives for its types of property and equipment (in thousands, except original useful lives):

	Original Useful Lives	December 31, 2018	December 31, 2017
Land		$745,050	$695,669
Buildings and building improvements	15 – 39 years	2,147,969	1,968,079
Leasehold improvements	3 – 25 years	686,058	626,714
Furniture, fixtures and equipment	3 – 20 years	1,350,808	1,250,690
Vehicles	5 – 10 years	424,421	392,130
Construction in progress		291,246	257,853
Total property and equipment		5,645,552	5,191,135
Less: accumulated depreciation and amortization		2,058,550	1,847,329
Net property and equipment		$3,587,002	$3,343,806

The Company recorded depreciation and amortization expense related to property and equipment in the amounts of $246.0 million, $232.7 million and $217.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

The Company recorded a charge of $11.4 million related to property and equipment for the year ended December 31, 2018, primarily due to the disposal of a software project that was no longer expected to provide a long-term benefit, which was included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

NOTE 4 – GOODWILL AND OTHER INTANGIBLES

Goodwill:
Goodwill is reviewed for impairment annually during the fourth quarter, or more frequently if events or changes in business conditions indicate that impairment may exist. Goodwill is not amortizable for financial statement purposes. The Company did not record any goodwill impairment during the years ended December 31, 2018 or 2017.

The carrying amount of the Company’s goodwill was included in “Goodwill” on the accompanying Consolidate Balance Sheets as of December 31, 2018 and 2017. During the year ended December 31, 2018 and 2017, the Company recorded an increase in goodwill of $18.2 million and $3.7 million, respectively, resulting from small acquisitions.

The following table identifies the changes in goodwill for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Goodwill, balance at January 1,	$789,058	$785,399
Change in goodwill	18,202	3,659
Goodwill, balance at December 31,	$807,260	$789,058

As of December 31, 2018 and 2017, other than goodwill, the Company did not have any indefinite-lived intangible assets.

Intangibles other than goodwill:
The following table identifies the components of the Company’s amortizable intangibles as of December 31, 2018 and 2017 (in thousands):

	Cost of Amortizable Intangibles		Accumulated Amortization (Expense) Benefit		Net Amortizable Intangibles
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Amortizable intangible assets:
Favorable leases	$18,930	$22,500	$(12,564)	$(14,495)	$6,366	$8,005
Non-compete agreements	2,757	1,851	(679)	(464)	2,078	1,387
Total amortizable intangible assets	$21,687	$24,351	$(13,243)	$(14,959)	$8,444	$9,392

Unfavorable leases	$10,180	$14,470	$8,486	$11,853	$1,694	$2,617

During the years ended December 31, 2018 and 2017, the Company recorded non-compete agreement assets in conjunction with small acquisitions in the amounts of $0.9 million and $0.2 million, respectively.

The Company recorded favorable lease assets in conjunction with a previous acquisition; these favorable lease assets represent the values of operating leases acquired with favorable terms. These favorable leases had an estimated weighted-average remaining useful life of approximately 8.4 years as of December 31, 2018. For the years ended December 31, 2018, 2017 and 2016, the Company recorded amortization expense of $1.4 million, $1.6 million and $2.1 million, respectively, related to its amortizable intangible assets, which were included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017.

The Company recorded unfavorable lease liabilities in conjunction with a previous acquisition; these unfavorable lease liabilities represent the values of operating leases acquired with unfavorable terms. These unfavorable leases had an estimated weighted-average remaining useful life of approximately 2.7 years as of December 31, 2018. For the years ended December 31, 2018, 2017 and 2016, the Company recognized an amortized benefit of $0.9 million, $1.5 million and $2.1 million, respectively, related to these unfavorable operating leases, which were included in “Other liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017.

The following table identifies the estimated amortization expense and benefit of the Company’s intangibles for each of the next five years as of December 31, 2018 (in thousands):

	December 31, 2018
	Amortization Expense	Amortization Benefit	Total Amortization Expense
2019	$(1,483)	$713	$(770)
2020	(1,306)	541	(765)
2021	(1,078)	389	(689)
2022	(961)	51	(910)
2023	(787)	—	(787)
Total	$(5,615)	$1,694	$(3,921)

NOTE 5 – FINANCING

The following table identifies the amounts of the Company’s financing facilities, which were included in “Long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Revolving Credit Facility, weighted-average variable interest rate of 4.560%	$287,000	$346,000
$500 million, 4.875% Senior Notes due 2021(1), effective interest rate of 4.952%	498,371	497,565
$300 million, 4.625% Senior Notes due 2021(2), effective interest rate of 4.645%	299,244	298,961
$300 million, 3.800% Senior Notes due 2022(3), effective interest rate of 3.845%	298,574	298,214
$300 million, 3.850% Senior Notes due 2023(4), effective interest rate of 3.851%	298,821	298,583
$500 million, 3.550% Senior Notes due 2026(5), effective interest rate of 3.570%	496,240	495,792
$750 million, 3.600% Senior Notes due 2027(6), effective interest rate of 3.619%	743,868	743,275
$500 million, 4.350% Senior Notes due 2028(7), effective interest rate of 4.383%	495,004	—
Long-term debt	$3,417,122	$2,978,390

(1)
Net of unamortized discount of $0.7 million and $1.1 million as of December 31, 2018 and 2017, respectively, and debt issuance costs of $0.9 million and $1.4 million as of December 31, 2018 and 2017, respectively.

(2)
Net of unamortized discount of $0.1 million and $0.2 million as of December 31, 2018 and 2017, respectively, and debt issuance costs of $0.6 million and $0.8 million as of December 31, 2018 and 2017, respectively.

(3)
Net of unamortized discount of $0.5 million and $0.6 million as of December 31, 2018 and 2017, respectively, and debt issuance costs of $1.0 million and $1.2 million as of December 31, 2018 and 2017, respectively.

(4)	Net of unamortized discount of less than $0.1 million as of December 31, 2018 and 2017, and debt issuance costs of $1.2 million and $1.4 million as of December 31, 2018 and 2017, respectively.

(5)
Net of unamortized discount of $0.6 million and $0.7 million as of December 31, 2018 and 2017, respectively, and debt issuance costs of $3.1 million and $3.5 million as of December 31, 2018 and 2017, respectively.

(6)
Net of unamortized discount of $1.1 million and $1.2 million as of December 31, 2018 and 2017, respectively, and debt issuance costs of $5.1 million and $5.6 million as of December 31, 2018 and 2017, respectively.

(7)	Net of unamortized discount of $1.3 million as of December 31, 2018, and debt issuance costs of $3.7 million as of December 31, 2018.

The following table identifies the principal maturities of the Company’s financing facilities as of December 31, 2018 (in thousands):

Scheduled Maturities
2019	$—
2020	—
2021	800,000
2022	587,000
2023	300,000
Thereafter	1,750,000
Total	$3,437,000

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

As of December 31, 2018 and 2017, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $35.1 million and $36.8 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions. As of December 31, 2018, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00. The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges. Fixed charges include interest expense, capitalized interest and rent expense. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of December 31, 2018, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:
On May 17, 2018, the Company issued $500 million aggregate principal amount of unsecured 4.350% Senior Notes due 2028 (“4.350% Senior Notes due 2028”) at a price to the public of 99.732% of their face value with UMB Bank, N.A. (“UMB”) as trustee. Interest on the 4.350% Senior Notes due 2028 is payable on June 1 and December 1 of each year, which began on December 1, 2018, and is computed on the basis of a 360-day year.

The Company has issued a cumulative $3.2 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2028, with UMB as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year. None of the Company’s subsidiaries is a guarantor under the senior notes. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of December 31, 2018.

NOTE 6 – LEASING

The following table identifies the future minimum lease payments under all of the Company’s operating leases for each of the next five years and in the aggregate as of December 31, 2018 (in thousands):

	December 31, 2018
	Related Parties	Non-Related Parties	Total
2019	$4,682	$305,061	$309,743
2020	3,896	288,972	292,868
2021	3,429	260,794	264,223
2022	2,671	236,485	239,156
2023	2,448	206,003	208,451
Thereafter	3,515	1,111,088	1,114,603
Total	$20,641	$2,408,403	$2,429,044

See Note 12 for further information concerning the Company’s related party operating leases.

Operating lease commitments:
The Company leases certain office space, retail stores, property and equipment under long-term, non-cancelable operating leases. Most of these leases include renewal options and some include options to purchase, provisions for percentage rent based on sales and/or incremental step increase provisions.

The future minimum lease payments under the Company’s operating leases, in the table above, do not include potential amounts for percentage rent or other operating lease related costs and have not been reduced by expected future minimum sublease income. Expected future minimum sublease income under non-cancelable subleases is approximately $15.6 million at December 31, 2018.

The following table summarizes the net rent expense amounts for the years ended December 31, 2018, 2017 and 2016, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Minimum operating lease expense	$305,613	$289,245	$273,559
Contingent rents	806	1,049	892
Other lease related occupancy costs	14,449	12,478	13,241
Total rent expense	320,868	302,772	287,692
Less: sublease income	3,585	4,158	4,439
Net rent expense	$317,283	$298,614	$283,253

NOTE 7 – WARRANTIES

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Warranty liabilities, balance at January 1,	$44,398	$36,623
Warranty claims	(89,557)	(79,660)
Warranty accruals	97,379	87,435
Warranty liabilities, balance at December 31,	$52,220	$44,398

NOTE 8 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 7, 2018, and November 13, 2018, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $11.8 billion. Each additional authorization is effective for a three-year period, beginning on its respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program (in thousands, except per share data):

	For the Year Ended December 31,
	2018	2017
Shares repurchased	6,061	9,301
Average price per share	$282.80	$233.57
Total investment	$1,713,953	$2,172,437

As of December 31, 2018, the Company had $1.0 billion remaining under its share repurchase program. Subsequent to the end of the year and through February 27, 2019, the Company repurchased an additional 0.8 million shares of its common stock under its share repurchase program, at an average price of $342.95, for a total investment of $268.9 million. The Company has repurchased a total of 73.1 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through February 27, 2019, at an average price of $150.73, for a total aggregate investment of $11.0 billion.

NOTE 9 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Sales to do-it-yourself customers	$5,351,035	$5,113,288	$4,911,826
Sales to professional service provider customers	4,035,898	3,724,220	3,540,116
Other sales and sales adjustments	149,495	140,218	141,154
Total sales	$9,536,428	$8,977,726	$8,593,096

As of December 31, 2018 and 2017, the Company had recorded a deferred revenue liability of $4.3 million and $4.7 million, respectively, related to its loyalty program, which were included in “Other liabilities” on the accompanying Consolidated Balance Sheets. During the years ended December 31, 2018, 2017 and 2016, the Company recognized $15.9 million, $17.6 million and $12.7 million, respectively, of deferred revenue related to its loyalty program, which were included in “Sales” on the accompanying Consolidated Statements of Income.

NOTE 10 – SHARE-BASED COMPENSATION AND BENEFIT PLANS

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

The table below identifies the shares that have been authorized for issuance and the shares available for future issuance under the Company plans, as of December 31, 2018 (in thousands):

	December 31, 2018
Plans	Total Shares Authorized for Issuance under the Plans	Shares Available for Future Issuance under the Plans
Employee Incentive Plans	34,000	5,573
Director Stock Plan	1,000	263
Performance Incentive Plan	650	368
Employee Stock Purchase Plans	4,250	594
Profit Sharing and Savings Plan	4,200	349

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

The table below identifies the employee stock option activity under these plans during the year ended December 31, 2018:

	Shares (in thousands)	Weighted-Average Exercise Price	Average Remaining Contractual Terms	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,364	$137.08
Granted	293	264.34
Exercised	(763)	80.52
Forfeited or expired	(34)	231.53
Outstanding at December 31, 2018	1,860	$178.57	5.9 Years	$308,297
Vested or expected to vest at December 31, 2018	1,819	$176.78	5.8 Years	$304,818
Exercisable at December 31, 2018	1,174	$133.24	4.4 Years	$247,816

The Company’s director stock plan provides for the granting of stock options for the purchase of common stock of the Company to directors of the Company. Director stock options are granted at an exercise price that is equal to the closing market price of the Company’s common stock on the date of the grant. Director stock options granted under the plans expire after seven years and vest fully after six months. The Company records compensation expense for the grant date fair value of the option awards evenly over the vesting period or minimum required service period. As of December 31, 2018 and 2017, there were no director stock options outstanding under this plan.

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

The table below identifies the weighted-average assumptions used for stock options awarded by the Company during the years ended December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
Risk free interest rate	2.63%	1.98%	1.44%
Expected life	5.9 Years	5.4 Years	5.5 Years
Expected volatility	24.0%	22.4%	22.3%
Expected dividend yield	—%	—%	—%

Upon adoption of ASU 2016-09, during the three months ended March 31, 2017, the Company elected to change its accounting policy to account for forfeitures as they occur; this change resulted in the calculation for forfeitures for the year ended December 31, 2016, not being altered or restated. Prior to the year ended December 31, 2017, the Company’s forfeiture rate was the estimated percentage of options awarded that were expected to be forfeited or canceled prior to becoming fully vested, and the estimate was evaluated periodically and was based upon historical experience at the time of evaluation and reduced expense ratably over the vesting period or the minimum required service period.

The following table summarizes activity related to stock options awarded by the Company for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018	2017	2016
Compensation expense for stock options awarded (in thousands)	$16,521	$15,561	$15,404
Income tax benefit from compensation expense related to stock options (in thousands)	4,093	5,934	5,753
Total intrinsic value of stock options exercised (in thousands)	156,327	135,533	157,115
Cash received from exercise of stock options (in thousands)	61,403	33,229	47,394
Weighted-average grant-date fair value of options awarded	$76.57	$62.79	$63.42
Weighted-average remaining contractual life of exercisable options	4.4 Years	3.8 Years	3.9 Years

At December 31, 2018, the remaining unrecognized compensation expense related to unvested stock option awards was $31.3 million, and the weighted-average period of time, over which this cost will be recognized, is 2.6 years.

Restricted stock:
The Company’s performance incentive plans provide for the award of shares of restricted stock to its corporate and senior management that vest evenly over a three-year period and are held in escrow until such vesting has occurred. Generally, unvested shares are forfeited when an employee ceases employment. The fair value of shares awarded under these plans is based on the closing market price of the Company’s common stock on the date of award and compensation expense is recorded over the vesting period or minimum required service period.

The table below identifies employee restricted stock activity under these plans during the year ended December 31, 2018 (in thousands, except per share data):

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2017	3	$244.06
Granted during the period	2	262.38
Vested during the period (1)	(1)	232.30
Forfeited during the period	—	—
Non-vested at December 31, 2018	4	$260.42

(1)	Includes less than one thousand shares withheld to cover employees’ taxes upon vesting.

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

The table below identifies director restricted stock activity under this plan during the year ended December 31, 2018 (in thousands, except per share data):

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2017	5	$250.85
Granted during the period	3	265.41
Vested during the period	(3)	248.53
Forfeited during the period	—	—
Non-vested at December 31, 2018	5	$261.07

The following table summarizes activity related to restricted stock awarded by the Company for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

	For the Year Ended December 31,
	2018	2017	2016
Compensation expense for restricted shares awarded	$1,370	$1,628	$1,293
Income tax benefit from compensation expense related to restricted shares	$340	$621	$483
Total fair value of restricted shares at vest date	$1,230	$1,202	$2,384
Shares awarded under the plans	5	4	4
Weighted-average grant-date fair value of shares awarded under the plans	$263.89	$253.78	$264.24

At December 31, 2018, the remaining unrecognized compensation expense related to unvested restricted share awards was $0.3 million, and the weighted-average period of time, over which this cost will be recognized, is 0.1 years.

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

The table below summarizes activity related to the Company’s ESPP for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

	For the Year Ended December 31,
	2018	2017	2016
Compensation expense for shares issued under the ESPP	$2,285	$2,212	$2,162
Income tax benefit from compensation expense for shares issued under the ESPP	$566	$844	$807
Shares issued under the ESPP	53	64	54
Weighted-average price of shares issued under the ESPP	$245.26	$196.72	$227.12

Profit sharing and savings plan:
The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service. The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company did not make any discretionary contributions to the 401(k) Plan during the years ended December 31, 2018, 2017 or 2016. The Company expensed matching contributions under the 401(k) Plan in the amounts of $24.8 million, $22.6 million and $20.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Nonqualified deferred compensation plan:
The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation, that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $25.5 million and $25.7 million as of December 31, 2018 and 2017, respectively, which were included in “Other liabilities” on the Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million for each of the years ended December 31, 2018, 2017 and 2016, which were primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

NOTE 11 – COMMITMENTS

Construction commitments:
As of December 31, 2018, the Company had construction commitments in the amount of $177.7 million.

Letters of credit commitments:
As of December 31, 2018, the Company had outstanding letters of credit, primarily to satisfy workers’ compensation, general liability and other insurance policies, in the amount of $35.1 million. See Note 5 for further information concerning the Company’s letters of credit commitments.

Debt financing commitments:
Each series of senior notes is redeemable in whole, at any time, or in part, from time to time, at the Company’s option upon not less than 30 nor more than 60 days notice at a redemption price, plus any accrued and unpaid interest to, but not including, the redemption date, equal to the greater of (i) 100% of the principal amount thereof or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semiannual basis at the applicable Treasury Yield plus basis points identified in the indenture governing such series of senior notes; provided, that on or after the date that is three months prior to the maturity date of the series of senior notes, such series of senior notes is redeemable at a redemption price equal to par plus accrued and unpaid interest to, but not including, the redemption date. In addition, if at any time the Company undergoes a Change of Control Triggering Event, as defined in the indenture governing such series of senior notes, the holders may require the Company to repurchase all or a portion of their senior notes at a price equal to 101% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any, but not including the repurchase date. See Note 5 for further information concerning the Company’s debt financing commitments.

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

NOTE 12 – RELATED PARTIES

The Company leases certain land and buildings related to 74 of its O’Reilly Auto Parts stores under fifteen- or twenty-year operating lease agreements with entities that include one or more of the Company’s affiliated directors or members of an affiliated director’s immediate family. Generally, these lease agreements provide for renewal options for an additional five years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreements. Lease payments under these operating leases totaled $4.6 million, $4.6 million and $4.5 million during the years ended December 31, 2018, 2017 and 2016, respectively. The Company believes that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties. See Note 6 for further information concerning the Company’s operating leases.

NOTE 13 – INCOME TAXES

Deferred income tax assets and liabilities:
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include the tax effect of carryforwards.

The following table identifies significant components of the Company’s net deferred tax liabilities included in “Deferred income taxes” on the accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$1,944	$1,885
Tax credits	5,606	7,179
Other accruals	105,894	97,247
Net operating losses	—	346
Other	14,770	14,784
Total deferred tax assets	128,214	121,441

Deferred tax liabilities:
Inventories	62,846	55,965
Property and equipment	140,019	122,354
Other	30,915	28,528
Total deferred tax liabilities	233,780	206,847

Net deferred tax liabilities	$(105,566)	$(85,406)

Provision for income taxes:
The following tables reconcile the amounts included in “Provision for income taxes” on the accompanying Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Year Ended December 31, 2018
	Current	Deferred	Total
Federal income tax expense	$289,953	$16,309	$306,262
State income tax expense	59,487	3,851	63,338
Net income tax expense	$349,440	$20,160	$369,600

	For the Year Ended December 31, 2017
	Current	Deferred	Total
Federal income tax expense (benefit)	$467,577	$(13,053)	$454,524
State income tax expense	41,183	8,293	49,476
Net income tax expense (benefit)	$508,760	$(4,760)	$504,000

	For the Year Ended December 31, 2016
	Current	Deferred	Total
Federal income tax expense	$540,090	$7,558	$547,648
State income tax expense	49,016	2,836	51,852
Net income tax expense	$589,106	$10,394	$599,500

The following table outlines the reconciliation of the “Provision for income taxes” amounts included on the accompanying Consolidated Statements of Income to the amounts computed at the federal statutory rate for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Federal income taxes at statutory rate	$355,758	$573,231	$573,020
State income taxes, net of federal tax benefit	56,345	39,062	35,285
Excess tax benefit from share-based compensation	(34,703)	(48,688)	—
Revaluation of deferred tax liability	(1,262)	(53,240)	—
Other items, net	(6,538)	(6,365)	(8,805)
Total provision for income taxes	$369,600	$504,000	$599,500

As a result of the adoption of ASU 2016-09, during the three months ended March 31, 2017, the excess tax benefit associated with the exercise of non-qualified stock options has been included in “Provision for income taxes” on the accompanying Consolidated Statements of Income beginning with the year ended December 31, 2017. Prior to the year ended December 31, 2017, the excess tax benefit associated with the exercise of non-qualified stock options was included in “Additional paid-in capital” on the accompanying Consolidated Balance Sheets.

The U.S. Tax Cuts and Jobs Act, enacted in December 2017 (the “Tax Act”), significantly reduced the federal corporate income tax rate for tax years beginning in 2018 and required the Company to revalue its deferred income tax liabilities.  The Company recorded a one-time tax benefit of $53.2 million in “Provision for income taxes” on the accompanying Consolidated Statements of Income for the year ended December 31, 2017, to reflect the reduced federal corporate income tax rate in the tax years the deferred tax differences are expected to reverse.  This provisional tax benefit from the revaluation of the Company’s deferred income tax liabilities was recorded based on the Company’s initial evaluation of the impact of the Tax Act. During the year ended December 31, 2018, the Company completed its evaluation of the impact of the Tax Act and recorded an additional $1.3 million of tax benefit, finalizing the revaluation of its deferred income tax liabilities due to the Tax Act, which was recorded in “Provision for income taxes” on the accompanying Consolidated Statements of Income for the year ended December 31, 2018.

As of December 31, 2018, the Company had tax credit carryforwards available for state tax purposes, net of federal impact, in the amount of $5.6 million, which generally expire in 2024.

Unrecognized tax benefits:
The following table summarizes the changes in the gross amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Unrealized tax benefit, balance at January 1,	$35,388	$34,798	$36,928
Additions based on tax positions related to the current year	3,550	6,299	6,116
Additions based on tax positions related to prior years	4,255	—	—
Payments related to items settled with taxing authorities	(2,792)	—	(195)
Reductions due to the lapse of statute of limitations and settlements	(6,635)	(5,709)	(8,051)
Unrealized tax benefit, balance at December 31,	$33,766	$35,388	$34,798

For the years ended December 31, 2018, 2017 and 2016, the Company recorded a reserve for unrecognized tax benefits, including interest and penalties, in the amounts of $38.9 million, $40.9 million and $40.6 million, respectively. All of the unrecognized tax benefits recorded as of December 31, 2018, 2017 and 2016, respectively, would affect the Company’s effective tax rate if recognized, generally net of the federal tax effect of approximately $8.2 million. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018, 2017 and 2016, the Company had accrued approximately $5.1 million, $5.5 million and $5.8 million, respectively, of interest and penalties related to uncertain tax positions before the benefit of the deduction for interest on state and federal returns. During the years ended December 31, 2018, 2017 and 2016, the Company recorded tax expense related to an increase in its liability for interest and penalties in the amounts of $2.3 million, $2.0 million and $2.4 million, respectively. Although unrecognized tax benefits for individual tax positions may increase or decrease during 2019, the Company expects a reduction of $8.1 million of unrecognized tax benefits during the one-year period subsequent to December 31, 2018, resulting from settlement or expiration of the statute of limitations.

The Company’s United States federal income tax returns for tax years 2015 and beyond remain subject to examination by the Internal Revenue Service (“IRS”). The IRS concluded an examination of the O’Reilly consolidated 2014, 2015 and 2016 federal income tax returns in the third quarter of 2018. The Company’s state income tax returns remain subject to examination by various state authorities for tax years ranging from 2007 through 2017.

NOTE 14 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

	For the Year Ended December 31,
	2018	2017	2016
Numerator (basic and diluted):
Net income	$1,324,487	$1,133,804	$1,037,691

Denominator:
Weighted-average common shares outstanding – basic	81,406	88,426	95,447
Effect of stock options (1)	874	1,076	1,273
Weighted-average common shares outstanding – assuming dilution	82,280	89,502	96,720

Earnings per share:
Earnings per share-basic	$16.27	$12.82	$10.87
Earnings per share-assuming dilution	$16.10	$12.67	$10.73

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	567	715	332
Weighted-average exercise price per share of antidilutive stock options (1)	$268.55	$252.16	$265.77

(1)	See Note 10 for further information concerning the terms of the Company’s share-based compensation plans.

Subsequent to the end of the year and through February 27, 2019, the Company repurchased 0.8 million shares of its common stock, at an average price of $342.95, for a total investment of $268.9 million.

NOTE 15 – QUARTERLY RESULTS (Unaudited)

The following tables set forth certain quarterly unaudited operating data for the fiscal years ended December 31, 2018 and 2017. The unaudited quarterly information includes all adjustments, which the Company considers necessary for a fair presentation of the information shown (in thousands, except per share data):

	Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$2,282,681	$2,456,073	$2,482,717	$2,314,957
Gross profit	1,201,258	1,288,638	1,315,755	1,234,315
Operating income	422,846	479,150	485,148	428,040
Net income	304,906	353,073	366,151	300,357
Earnings per share – basic (1)	$3.65	$4.32	$4.54	$3.76
Earnings per share – assuming dilution (1)	$3.61	$4.28	$4.50	$3.72

	Fiscal 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$2,156,259	$2,290,829	$2,339,830	$2,190,808
Gross profit	1,131,147	1,200,062	1,230,294	1,159,180
Operating income	403,157	457,445	461,963	402,835
Net income	264,934	282,821	283,734	302,315
Earnings per share – basic (1)	$2.88	$3.14	$3.26	$3.56
Earnings per share – assuming dilution (1)	$2.83	$3.10	$3.22	$3.52

(1)	Earnings per share amounts are computed independently for each quarter and annual period. The quarterly earnings per share amounts may not sum to equal the full-year earnings per share amount.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on this assessment, management believes that as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by Part III is incorporated by reference from O’Reilly Automotive, Inc. and Subsidiaries’ (the “Company”) Proxy Statement on Schedule 14A for the 2019 Annual Meeting of Shareholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the end of the Company’s most recent fiscal year. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Company’s Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

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

The Board of Directors has established an Audit Committee pursuant to Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of Jay D. Burchfield, Thomas T. Hendrickson, John R. Murphy, Dana M. Perlman and Ronald Rashkow, each an independent director in accordance with The Nasdaq Stock Market Marketplace Rule 5605(a)(2), the standards of Rule 10A-3 of the Exchange Act and the requirements of The Nasdaq Stock Market Marketplace Rule 5605(c)(2). In addition, our Board of Directors has determined that Mr. Hendrickson, Chairman of the Audit Committee, qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

Item 11. Executive Compensation

Director and Officer Compensation:
The information required by Item 402 of Regulation S-K will be included in O’Reilly Automotive, Inc. and Subsidiaries’ (the “Company”) Proxy Statement on Schedule 14A for the 2019 Annual Meeting of Shareholders (“Proxy Statement”) under the captions “Compensation of Executive Officers” and “Compensation of Directors” and is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K will be included in O’Reilly Automotive, Inc. and Subsidiaries’ (the “Company”) Proxy Statement on Schedule 14A for the 2019 Annual Meeting of Shareholders (“Proxy Statement”) under the caption “Equity Compensation Plans” and is incorporated herein by reference.

The information required by Item 403 of Regulation S-K will be included in the Company’s Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included in the O’Reilly Automotive, Inc. and Subsidiaries’ (the “Company”) Proxy Statement on Schedule 14A for the 2019 Annual Meeting of Shareholders (“Proxy Statement”) under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

The information required by Item 407(a) of Regulation S-K will be included in the Company’s Proxy Statement under the caption “Director Independence” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A will be included in O’Reilly Automotive, Inc. and Subsidiaries’ Proxy Statement on Schedule 14A for the 2019 Annual Meeting of Shareholders under the caption “Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements - O’Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders’ Report of the registrant for the year ended December 31, 2018, are filed with this Annual Report in Part II, Item 8:
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm – Financial Statements
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016

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
4.15
Third Supplemental Indenture, dated as of May 17, 2018, by and between O’Reilly Automotive, Inc. and UMB Bank N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2018, is incorporated herein by this reference.

4.16	Form of Note for 4.350% Senior Notes due 2028, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2018, is incorporated herein by this reference.
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

Exhibits (continued)

Exhibit No.	Description
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

Exhibits (continued)

Exhibit No.	Description
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

Item 16. Form 10-K Summary

Not applicable.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions - Charged to Costs and Expenses	Additions - Charged to Other Accounts - Describe	Deductions - Describe		Balance at End of Period
Allowance for doubtful accounts:
For the year ended December 31, 2018	$12,717	$9,475	$—	$8,954	(1)	$13,238
For the year ended December 31, 2017	12,040	8,598	—	7,921	(1)	12,717
For the year ended December 31, 2016	$9,637	$9,587	$—	$7,184	(1)	$12,040

(1)	Uncollectable accounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.
(Registrant)

Date:	February 27, 2019

By:	/s/	Gregory D. Johnson
Gregory D. Johnson
Chief Executive Officer and
Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:	February 27, 2019

	/s/	David O’Reilly	/s/	Larry O’Reilly
	David O’Reilly		Larry O’Reilly
	Director and Chairman of the Board		Director and Vice Chairman of the Board

	/s/	Rosalie O’Reilly Wooten	/s/	Greg Henslee
	Rosalie O’Reilly Wooten		Greg Henslee
	Director		Executive Vice Chairman of the Board

	/s/	Jay D. Burchfield	/s/	Thomas T. Hendrickson
	Jay D. Burchfield		Thomas T. Hendrickson
	Director		Director

	/s/	John R. Murphy	/s/	Dana M. Perlman
	John R. Murphy		Dana M. Perlman
	Director		Director

	/s/	Ronald Rashkow
Ronald Rashkow
Director

	/s/	Gregory D. Johnson	/s/	Thomas McFall
	Gregory D. Johnson		Thomas McFall
	Chief Executive Officer and		Executive Vice President and
	Co-President		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)