Form 10-Q
period 2019-03-31
O REILLY AUTOMOTIVE INC
filed 2019-05-06
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.01 par value	ORLY	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, $0.01 par value - 78,276,726 shares outstanding as of April 29, 2019.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$56,717	$31,315
Accounts receivable, net	250,680	192,026
Amounts receivable from suppliers	66,452	78,155
Inventory	3,228,901	3,193,344
Other current assets	46,896	48,262
Total current assets	3,649,646	3,543,102

Property and equipment, at cost	5,761,729	5,645,552
Less: accumulated depreciation and amortization	2,085,019	2,058,550
Net property and equipment	3,676,710	3,587,002

Operating lease, right-of-use assets	1,886,364	—
Goodwill	808,717	807,260
Other assets, net	40,125	43,425
Total assets	$10,061,562	$7,980,789

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,438,679	$3,376,403
Self-insurance reserves	77,359	77,012
Accrued payroll	94,192	86,520
Accrued benefits and withholdings	65,106	89,082
Income taxes payable	92,816	11,013
Current portion of operating lease liabilities	296,605	—
Other current liabilities	261,575	253,990
Total current liabilities	4,326,332	3,894,020

Long-term debt	3,460,921	3,417,122
Operating lease liabilities, less current portion	1,629,311	—
Deferred income taxes	109,480	105,566
Other liabilities	163,153	210,414

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares - 245,000,000
Issued and outstanding shares –
78,262,099 as of March 31, 2019, and
79,043,919 as of December 31, 2018	783	790
Additional paid-in capital	1,268,032	1,262,063
Retained deficit	(896,450)	(909,186)
Total shareholders’ equity	372,365	353,667

Total liabilities and shareholders’ equity	$10,061,562	$7,980,789
Note: The balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.
See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended March 31,
	2019	2018
Sales	$2,410,608	$2,282,681
Cost of goods sold, including warehouse and distribution expenses	1,131,318	1,081,423
Gross profit	1,279,290	1,201,258

Selling, general and administrative expenses	834,504	778,412
Operating income	444,786	422,846

Other income (expense):
Interest expense	(34,291)	(28,217)
Interest income	554	572
Other, net	3,103	205
Total other expense	(30,634)	(27,440)

Income before income taxes	414,152	395,406
Provision for income taxes	93,000	90,500
Net income	$321,152	$304,906

Earnings per share-basic:
Earnings per share	$4.09	$3.65
Weighted-average common shares outstanding – basic	78,484	83,530

Earnings per share-assuming dilution:
Earnings per share	$4.05	$3.61
Weighted-average common shares outstanding – assuming dilution	79,297	84,523

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	For the Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Deficit	Total
	Shares	Par Value
Balance at December 31, 2018	79,044	$790	$1,262,063	$(909,186)	$353,667
Cumulative effective adjustment from adoption of ASU 2016-02	—	—	—	(1,410)	(1,410)
Net income	—	—	—	321,152	321,152
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	12	—	3,772	—	3,772
Net issuance of common stock upon exercise of stock options	133	2	11,953	—	11,955
Share based compensation	—	—	5,085	—	5,085
Share repurchases, including fees	(927)	(9)	(14,841)	(307,006)	(321,856)
Balance at March 31, 2019	78,262	$783	$1,268,032	$(896,450)	$372,365

	For the Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Deficit	Total
	Shares	Par Value
Balance at December 31, 2017	84,302	$843	$1,265,043	$(612,840)	$653,046
Net income	—	—	—	304,906	304,906
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	17	—	3,633	—	3,633
Net issuance of common stock upon exercise of stock options	137	2	6,856	—	6,858
Share based compensation	—	—	4,835	—	4,835
Share repurchases, including fees	(2,188)	(22)	(33,001)	(516,427)	(549,450)
Balance at March 31, 2018	82,268	$823	$1,247,366	$(824,361)	$423,828
See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2019	2018

Operating activities:
Net income	$321,152	$304,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	63,964	69,920
Amortization of debt discount and issuance costs	918	795
Deferred income taxes	4,312	4,370
Share-based compensation programs	5,424	5,176
Other	2,245	2,244
Changes in operating assets and liabilities:
Accounts receivable	(60,914)	(10,421)
Inventory	(35,405)	(42,643)
Accounts payable	60,918	32,756
Income taxes payable	82,476	79,380
Other	(4,468)	(14,206)
Net cash provided by operating activities	440,622	432,277

Investing activities:
Purchases of property and equipment	(152,914)	(114,843)
Proceeds from sale of property and equipment	1,811	752
Other	(295)	(375)
Net cash used in investing activities	(151,398)	(114,466)

Financing activities:
Proceeds from borrowings on revolving credit facility	874,000	755,000
Payments on revolving credit facility	(831,000)	(541,000)
Repurchases of common stock	(321,856)	(549,450)
Net proceeds from issuance of common stock	15,224	11,972
Other	(190)	(2,156)
Net cash used in financing activities	(263,822)	(325,634)

Net increase (decrease) in cash and cash equivalents	25,402	(7,823)
Cash and cash equivalents at beginning of the period	31,315	46,348
Cash and cash equivalents at end of the period	$56,717	$38,525

Supplemental disclosures of cash flow information:
Income taxes paid	$5,335	$7,939
Interest paid, net of capitalized interest	47,796	48,763

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Financial assets and liabilities measured at fair value on a recurring basis:
The Company invests in various marketable securities with the intention of selling these securities to fulfill its future unsecured obligation under the Company’s nonqualified deferred compensation plan. See Note 8 for further information concerning the Company’s benefit plans.

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2019, and December 31, 2018. The Company recorded an increase in fair value related to its marketable securities in the amount of $2.8 million for the three months ended March 31, 2019 and a decrease in fair value related to its marketable securities in the amount of $0.1 million for the three months ended March 31, 2018, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of March 31, 2019, and December 31, 2018 (in thousands):

	March 31, 2019
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$28,149	$—	$—	$28,149

	December 31, 2018
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$25,493	$—	$—	$25,493

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of March 31, 2019, and December 31, 2018, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2019, and December 31, 2018. See Note 4 for further information concerning the Company’s senior notes and unsecured revolving credit facility.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach. The fair value as of March 31, 2019, and December 31, 2018, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$3,130,921	$3,209,279	$3,130,122	$3,116,046

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

NOTE 3 – LEASES

Operating lease commitments:
The Company leases certain office space, retail stores, distribution centers and equipment under long-term, non-cancelable operating leases. Lease components are not accounted for separately from nonlease components. Leases generally include renewal options and some include options to purchase, provisions for percentage rent based on sales and/or incremental step increase provisions. The exercise of renewal options is typically at the Company’s sole discretion and all operating lease expense is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company rents or subleases certain surplus real estate to third parties. Right-of-use assets and corresponding operating lease liabilities are recognized for all leases with an initial term greater than 12 months.

See Note 11 for further information concerning the Company’s adoption of Accounting Standard Codification 842 - Leases.

The following table summarizes Total lease cost for the three months ended March 31, 2019, which was primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

For the Three Months Ended March 31, 2019
Operating lease cost	$78,814
Short-term operating lease cost	2,058
Variable operating lease cost	18,378
Sublease income	(957)
Total lease cost	$98,293

The following table summarizes other lease related information for the three months ended March 31, 2019:

For the Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases (in thousands)	$78,298
Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)	$10,940
Weighted-average remaining lease term - operating leases	10.5 years
Weighted-average discount rate - operating leases	4.2%

The following table identifies the future minimum lease payments under all of the Company’s operating leases for each of the next five years, and in the aggregate thereafter, and reconciles to the present value of the “Operating lease liabilities, less current portion” included in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2019 (in thousands):

	March 31, 2019
	Related Parties	Non-Related Parties	Total
April 1, 2019 to December 31, 2019	$3,561	$233,211	$236,772
2020	3,988	297,993	301,981
2021	3,521	270,127	273,648
2022	2,763	245,803	248,566
2023	2,540	215,476	218,016
Thereafter	3,544	1,172,067	1,175,611
Total operating lease payments	19,917	2,434,677	2,454,594
Less: present value discount	2,180	526,498	528,678
Total operating lease liabilities	17,737	1,908,179	1,925,916
Less: current portion of operating lease liabilities	4,598	292,007	296,605
Operation lease liabilities, less current portion	$13,139	$1,616,172	$1,629,311

The Company leases certain land and buildings related to 74 of its O’Reilly Auto Parts stores under fifteen- or twenty-year operating lease agreements with entities that include one or more of the Company’s affiliated directors or members of an affiliated director’s immediate family. Generally, these lease agreements provide for renewal options for an additional five years at the option of the Company, and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreements. Lease payments under these operating leases totaled $1.2 million for the three months ended March 31, 2019. The Company believes that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.

The future minimum lease payments under the Company’s operating leases, in the table above, do not include potential amounts for percentage rent and other variable operating lease related costs and have not been reduced by expected future minimum sublease income under non-cancelable subleases, which was approximately $16.3 million as of March 31, 2019. The present value discount component of the future minimum lease payments under the Company’s operating leases, in the table above, was primarily calculated using the Company’s incremental borrowing rate based on information available at the lease commencement or modification date; for leases that commenced prior to January 1, 2019, the incremental borrowing rate used was as of January 1, 2019. When the implicit rate of a lease is available, the implicit rate is used in the calculation and not the Company’s incremental borrowing rate.

NOTE 4 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2019, and December 31, 2018 (in thousands):

						March 31, 2019	December 31, 2018
Revolving Credit Facility, weighted-average variable interest rate of				3.740%		$330,000	$287,000
$500	million,	4.875%	Senior Notes due 2021,	effective interest rate of 4.952%	(1)	498,573	498,371
$300	million,	4.625%	Senior Notes due 2021,	effective interest rate of 4.644%	(2)	299,315	299,244
$300	million,	3.800%	Senior Notes due 2022,	effective interest rate of 3.845%	(3)	298,666	298,574
$300	million,	3.850%	Senior Notes due 2023,	effective interest rate of 3.851%	(4)	298,881	298,821
$500	million,	3.550%	Senior Notes due 2026,	effective interest rate of 3.570%	(5)	496,354	496,240
$750	million,	3.600%	Senior Notes due 2027,	effective interest rate of 3.619%	(6)	744,020	743,868
$500	million,	4.350%	Senior Notes due 2028,	effective interest rate of 4.383%	(7)	495,112	495,004
Long-term debt						$3,460,921	$3,417,122

(1)
Net of unamortized discount of $0.6 million as of March 31, 2019, and $0.7 million as of December 31, 2018, and debt issuance costs of $0.8 million as of March 31, 2019, and $0.9 million as of December 31, 2018.

(2)	Net of unamortized discount of $0.1 million as of March 31, 2019, and December 31, 2018, and debt issuance costs of $0.6 million as of March 31, 2019, and December 31, 2018.

(3)
Net of unamortized discount of $0.4 million as of March 31, 2019, and $0.5 million as of December 31, 2018, and debt issuance costs of $0.9 million as of March 31, 2019, and $1.0 million as of December 31, 2018.

(4)
Net of unamortized discount of less than $0.1 million as of March 31, 2019, and December 31, 2018, and debt issuance costs of $1.1 million as of March 31, 2019, and $1.2 million as of December 31, 2018.

(5)	Net of unamortized discount of $0.6 million as of March 31, 2019, and December 31, 2018, and debt issuance costs of $3.0 million as of March 31, 2019, and $3.1 million as of December 31, 2018.

(6)
Net of unamortized discount of $1.0 million as of March 31, 2019, and $1.1 million as of December 31, 2018, and debt issuance costs of $4.9 million as of March 31, 2019 and $5.1 million as of December 31, 2018.

(7)
Net of unamortized discount of $1.2 million as of March 31, 2019, and $1.3 million as of December 31, 2018, and debt issuance costs of $3.6 million as of March 31, 2019, and $3.7 million as of December 31, 2018.

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

As of March 31, 2019, and December 31, 2018, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $39.2 million and $35.1 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions. As of March 31, 2019, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00. The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges. Fixed charges include interest expense, capitalized interest and rent expense. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of March 31, 2019, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:
The Company has issued a cumulative $3.2 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2028, with UMB Bank, N.A. as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year. None of the Company’s subsidiaries is a guarantor under the senior notes. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of March 31, 2019.

NOTE 5 – WARRANTIES

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2019, and December 31, 2018. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the three months ended March 31, 2019 (in thousands):

Warranty liabilities, balance at December 31, 2018	$52,220
Warranty claims	(21,537)
Warranty accruals	22,943
Warranty liabilities, balance at March 31, 2019	$53,626

NOTE 6 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on November 13, 2018, the Company’s Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $11.8 billion. The additional authorization is effective for three years, beginning on its announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2019	2018
Shares repurchased	927	2,188
Average price per share	$347.09	$251.08
Total investment	$321,846	$549,428

As of March 31, 2019, the Company had $679.6 million remaining under its share repurchase program. Subsequent to the end of the first quarter and through May 6, 2019, the Company repurchased an additional 0.1 million shares of its common stock under its share repurchase program, at an average price of $377.59, for a total investment of $52.1 million. The Company has repurchased a total of 73.4 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 6, 2019, at an average price of $151.58, for a total aggregate investment of $11.1 billion.

NOTE 7 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Sales to do-it-yourself customers	$1,337,029	$1,272,414
Sales to professional service provider customers	1,038,781	975,009
Other sales and sales adjustments	34,798	35,258
Total sales	$2,410,608	$2,282,681

As of March 31, 2019, and December 31, 2018, the Company had recorded a deferred revenue liability of $4.9 million and $4.3 million, respectively, related to its loyalty program, which were included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. During the three months ended March 31, 2019 and 2018, the Company recognized $3.9 million and $3.2 million, respectively, of deferred revenue related to its loyalty program, which were included in “Sales” on the accompanying Condensed Consolidated Statements of Income.

See Note 5 for information concerning the expected costs associated with the Company’s assurance warranty obligations.

NOTE 8 – SHARE-BASED COMPENSATION AND BENEFIT PLANS

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

The table below identifies stock option activity under these plans during the three months ended March 31, 2019 (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2018	1,860	$178.57
Granted	136	355.99
Exercised	(133)	89.66
Forfeited	(10)	250.31
Outstanding at March 31, 2019	1,853	$197.62
Exercisable at March 31, 2019	1,215	$154.27

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.

•

•	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Risk free interest rate	2.50%	2.58%
Expected life	6.2 Years	6.3 Years
Expected volatility	25.0%	23.7%
Expected dividend yield	—%	—%

The following table summarizes activity related to stock options awarded by the Company for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2019	2018
Compensation expense for stock options awarded	$4,508	$4,292
Income tax benefit from compensation expense related to stock options	1,112	1,078
Weighted-average grant-date fair value of options awarded	$108.74	$75.42

The remaining unrecognized compensation expense related to unvested stock option awards at March 31, 2019, was $40.9 million, and the weighted-average period of time over which this cost will be recognized is 2.9 years.

Other share-based compensation plans:
The Company sponsors other share-based compensation plans: an employee stock purchase plan (the “ESPP”), which permits all eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value, an employee incentive plan, which provides for the award of shares of restricted stock to certain of the Company’s affiliated directors, that vest evenly over three years and are held in escrow until such vesting has occurred, and a director stock plan, which provides for the award of shares of restricted stock to the Company’s independent directors, that vest evenly over three years and are held in escrow until such vesting has occurred. The fair value of shares issued under the ESPP is based on the average of the high and low market prices of the Company’s common stock during the offering periods, and compensation expense is recognized based on the discount between the fair value and the employee purchase price for the shares sold to employees. The fair value of shares awarded under the employee incentive plan and director stock plan is based on the closing market price of the Company’s common stock on the date of the award, and compensation expense is recorded evenly over the vesting period or the minimum required service period.

The table below summarizes activity related to the Company’s other share-based compensation plans for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Compensation expense for shares issued under the ESPP	$577	$543
Income tax benefit from compensation expense related to shares issued under the ESPP	142	136
Compensation expense for restricted shares awarded	339	341
Income tax benefit from compensation expense related to restricted awards	$84	$86

Profit sharing and savings plan:
The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service. The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company did not make any discretionary contributions to the 401(k) Plan during the three months ended March 31, 2019 or 2018. The Company expensed matching contributions under the 401(k) Plan in the amounts of $6.0 million and $5.7 million for the three months ended March 31, 2019 and 2018, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:
The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $28.1 million and $25.5 million as of March 31, 2019, and December 31, 2018, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amounts of $0.1 million and less than $0.1 million for the three months ended March 31, 2019 and 2018, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 9 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2019	2018
Numerator (basic and diluted):
Net income	$321,152	$304,906

Denominator:
Weighted-average common shares outstanding – basic	78,484	83,530
Effect of stock options (1)	813	993
Weighted-average common shares outstanding – assuming dilution	79,297	84,523

Earnings per share:
Earnings per share-basic	$4.09	$3.65
Earnings per share-assuming dilution	$4.05	$3.61

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	176	761
Weighted-average exercise price per share of antidilutive stock options (1)	$347.98	$259.28

(1)	See Note 8 for further information concerning the terms of the Company’s share-based compensation plans.

For the three months ended March 31, 2019 and 2018, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

Subsequent to the end of the first quarter and through May 6, 2019, the Company repurchased an additional 0.1 million shares of its common stock under its share repurchase program, at an average price of $377.59, for a total investment of $52.1 million.

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

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July of 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvement” (“ASU 2018-11”), to provide an additional, optional transition method for adopting ASU 2016-02, which allows for an entity to choose to apply the new lease standard at adoption date and recognize a cumulative-effective adjustment to the opening balance of retained earnings in the period of adoption, while comparative periods presented will continue to be in accordance with current U.S. GAAP Topic 840. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company adopted this new guidance with its first quarter ending March 31, 2019, using the additional, optional transition method, the package of transitional practical expedients relating to the identification, classification and initial direct costs of leases commencing before the effective date of Topic 842, the transitional practical expedient for the treatment of existing land easements and the practical expedient to make an accounting policy election, by class of underlying asset, to not separate nonlease components from lease components; however, the Company did not elect the hindsight transitional practical expedient. The Company made an accounting policy election to not apply recognition requirements of the guidance to short-term leases. Due to the adoption of this new guidance, the Company recognized right-of-use assets and lease liabilities of $1.9 billion each on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2019. The difference between the right-of-use assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheet was primarily due to the accrual for straight-line rent expense. The Company made an adjustment to opening “Retained Deficit” on the accompanying Condensed Consolidated Balance Sheet in the amount of $1.4 million, net of the deferred tax impact, related to the adoption of this new guidance. With the adoption of this new guidance, the Company’s favorable lease assets and unfavorable lease liabilities, from a previous acquisition, were eliminated through an adjustment to opening “Operating lease, right-of-use assets” on the accompanying Condensed Consolidated Balance Sheet. The adoption of this new guidance did not have a material impact on the Company’s results of operations, cash flows, liquidity or the Company’s covenant compliance under its existing credit agreement.

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

In January of 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates the second step in the previous process for goodwill impairment testing; instead, the test is now a one-step process that calls for goodwill impairment loss to be measured as the excess of the reporting unit’s carrying amount over its fair value. For public companies, ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, and requires prospective adoption, with early adoption after January 1, 2017. The Company early adopted this guidance beginning with its first quarter ending March 31, 2019. The application of this new guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

•	an overview of the key drivers of the automotive aftermarket industry;

•	recent developments within our Company;
•our results of operations for the three months ended March 31, 2019 and 2018;

•	our liquidity and capital resources;

•	any contractual obligations, to which we are committed;

•	our critical accounting estimates;

•	the inflation and seasonality of our business; and
•recent accounting pronouncements that may affect our Company.

The review of Management’s Discussion and Analysis should be made in conjunction with our condensed consolidated financial statements, related notes and other financial information, forward-looking statements and other risk factors included elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend” or similar words. In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance. These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results. Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the economy in general, inflation, tariffs, product demand, the market for auto parts, competition, weather, risks associated with the performance of acquired businesses, our ability to hire and retain qualified employees, consumer debt levels, our increased debt levels, credit ratings on public debt, governmental regulations, information security and cyber-attacks, terrorist activities, war and the threat of war. Actual results may materially differ from anticipated results described or implied in these forward-looking statements. Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2018, and subsequent Securities and Exchange Commission filings for additional factors that could materially affect our financial performance. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets. We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains. We plan to open 200 to 210 net, new stores in 2019 and will net an additional 20 stores, as we will merge 13 of the acquired 33 Bennett Auto Supply, Inc. (“Bennett”) stores into existing O’Reilly stores during 2019. We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing unsecured revolving credit facility. During the three months ended March 31, 2019, we opened 64 stores, merged eight of the acquired Bennett stores and closed two stores and, as of that date, operated 5,306 stores in 47 states.

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

•
Number of Miles Driven – The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket. In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation. According to the Department of Transportation, the number of total miles driven in the U.S. increased 0.4%, 1.2% and 2.4% in 2018, 2017 and 2016, respectively, and through February of 2019, year-to-date miles driven increased 0.8%. We would expect to continue to see modest improvements in total miles driven in the U.S., supported by an increasing number of registered vehicles on the road, resulting in continued demand for automotive aftermarket products.

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age – The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by The Auto Care Association, the total number of registered vehicles increased 8.5% from 2007 to 2017, bringing the number of light vehicles on the road to 270 million by the end of 2017. For the year ended December 31, 2018, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 17.5 million, and for 2019, the SAAR is estimated to again be approximately 17.5 million, contributing to the continued growth in the total number of registered vehicles on the road. In the past decade, vehicle scrappage rates have remained relatively stable, ranging from 4.2% to 5.7% annually. As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 21.9%, from 9.6 years in 2007 to 11.7 years in 2017. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of vehicles on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment – Unemployment, underemployment, the threat of future joblessness and the uncertainty surrounding the overall economic health of the U.S. have a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment have historically impeded the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. The U.S. unemployment rate was 3.9% as of December 31, 2018, and as of March 31, 2019, the U.S. unemployment rate decreased to 3.8%. We believe total employment should remain at healthy levels supporting the trend of modest growth of total miles driven in the U.S. and the continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

RECENT DEVELOPMENTS

After the close of business on December 31, 2018, we completed an asset purchase of Bennett, a privately held automotive parts supplier operating 33 stores and a warehouse in Florida. Beginning January 1, 2019, the operations of the acquired Bennett locations were included in the Company’s store count, consolidated financial statements and results of operations.

RESULTS OF OPERATIONS

Sales:
Sales for the three months ended March 31, 2019, increased $128 million or 6% to $2.41 billion from $2.28 billion for the same period one year ago. Comparable store sales for stores open at least one year increased 3.2% and 3.4% for the three months ended March 31, 2019 and 2018, respectively. Comparable store sales are calculated based on the change in sales for stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members. Online sales, resulting from ship-to-home orders and pickup in-store orders, for stores open at least one year, are included in the comparable store sales calculation.

The following table presents the components of the increase in sales for the three months ended March 31, 2019 (in millions):

Increase in Sales for the Three Months Ended March 31, 2019 Compared to the Same Period in 2018
Store sales:
Comparable store sales	$72
Non-comparable store sales:
Sales for stores opened throughout 2018, excluding stores open at least one year that are included in comparable store sales	41
Sales for stores opened throughout 2019 and sales from the acquired Bennett stores	19
Decline in sales for stores that have closed	(3)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	(1)
Total increase in sales	$128

We believe the increased sales achieved by our stores are the result of store growth, the acquisition of Bennett, the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory in our regional distribution centers, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.

Our comparable store sales increase for the three months ended March 31, 2019, was driven by an increase in average ticket values for both DIY and professional service provider customers, partially offset by slightly negative transaction counts, comprised of negative transaction counts for DIY customers, partially offset by positive transaction counts for professional service provider customers. The improvement in average ticket values was the result of the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles. These better-engineered and more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time, creating pressure on customer transaction counts. However, when repairs are needed, the cost of replacement parts is, on average, greater, which benefits average ticket values. Average ticket values also benefited from increased selling prices on a SKU-by-SKU basis, as compared to the prior year, driven by increases in acquisition cost of inventory, which were passed on in market prices. Transaction counts for the three months ended March 31, 2019, as compared to the same period in the prior year, were also negatively impacted by pressure on disposable income, primarily driven by slightly lower annual income tax refunds, and an unfavorable amount of precipitation in many of our markets, which is a headwind to DIY business.

We opened 62 net, new stores, began operating the 33 acquired Bennett stores, and after completing the planned merge of eight of the acquired Bennett store stores into existing O’Reilly stores, we had a net increase of 87 stores during the three months ended March 31, 2019, compared to opening 78 net, new stores for the three months ended March 31, 2018. As of March 31, 2019, we operated 5,306 stores in 47 states compared to 5,097 stores in 47 states at March 31, 2018. We anticipate total new store growth to be 200 to 210 net, new store openings in 2019, and we will merge an additional five of the 25 remaining acquired Bennett stores into existing O’Reilly stores during the second quarter of 2019 for a net addition of 20 acquired Bennett stores.

Gross profit:
Gross profit for the three months ended March 31, 2019, increased 6% to $1.28 billion (or 53.1% of sales) from $1.20 billion (or 52.6% of sales) for the same period one year ago. The increase in gross profit dollars for the three months ended March 31, 2019, was primarily the result of new stores, the acquired Bennett stores and the increase in comparable store sales at existing stores. The increase in gross profit as a percentage of sales for the three months ended March 31, 2019, was primarily due to a mix of products and a benefit from selling through inventory purchased prior to recent industry-wide acquisition cost increases at market selling prices, which have increased in response to the rise in costs. Beginning in the last six months of 2018, inventory acquisition costs in our industry increased primarily as a result of tariffs on products imported from China, as well as increases in supplier input costs for wages and interest; these cost increases were passed through in higher retail and wholesale prices in our industry. We determine inventory cost using the last-in, first-

out (“LIFO”) method, but have, over time, seen our LIFO reserve balance exhausted as a result of cumulative historical acquisition cost decreases. Our policy is to not write up inventory in excess of replacement cost, and accordingly, we are effectively valuing our inventory at replacement cost.

Selling, general and administrative expenses:
Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2019, increased 7% to $835 million (or 34.6% of sales) from $778 million (or 34.1% of sales) for the same period one year ago. The increase in total SG&A dollars for the three months ended March 31, 2019, was primarily the result of additional Team Members, facilities and vehicles to support our increased sales and store count. The increase in SG&A as a percentage of sales for the three months ended March 31, 2019, was primarily due to wage pressure and other variable costs, driven by a low unemployment, inflationary environment.

Operating income:
As a result of the impacts discussed above, operating income for the three months ended March 31, 2019, increased 5% to $445 million (or 18.5% of sales) from $423 million (or 18.5% of sales) for the same period one year ago.

Other income and expense:
Total other expense for the three months ended March 31, 2019, increased 12% to $31 million (or 1.3% of sales) from $27 million (or 1.2% of sales) for the same period one year ago. The increases in total other expense for the three months ended March 31, 2019, was primarily the result of increased interest expense on higher average outstanding borrowings, partially offset by an increase in the value of our trading securities.

Income taxes:
Our provision for income taxes for the three months ended March 31, 2019, increased 3% to $93 million (or 3.9% of sales) from $91 million (or 4.0% of sales) for the same period one year ago. Our effective tax rate for the three months ended March 31, 2019, was 22.5% of income before income taxes, compared to 22.9% for the same period one year ago. The increase in our provision for income taxes for the three months ended March 31, 2019, was primarily the result of higher taxable income, partially offset by higher excess tax benefits from share-based compensation. The decrease in our effective tax rate for the three months ended March 31, 2019 was primarily the result of higher excess tax benefits from share-based compensation.

Net income:
As a result of the impacts discussed above, net income for the three months ended March 31, 2019, increased 5% to $321 million (or 13.3% of sales) from $305 million (or 13.4% of sales) for the same period one year ago.

Earnings per share:
Our diluted earnings per common share for the three months ended March 31, 2019, increased 12% to $4.05 on 79 million shares from $3.61 on 85 million shares for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
Liquidity:	2019	2018
Total cash provided by/(used in):
Operating activities	$440,622	$432,277
Investing activities	(151,398)	(114,466)
Financing activities	(263,822)	(325,634)
Net increase (decrease) in cash and cash equivalents	$25,402	$(7,823)

Capital expenditures	$152,914	$114,843
Free cash flow (1)	$279,195	$311,116

(1)	Calculated as net cash provided by operating activities, less capital expenditures and excess tax benefit from share-based compensation payments for the period.

Operating activities:
The increase in net cash provided by operating activities during the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to a decrease in our net inventory investment and an increase in net income, partially offset by a larger increase in accounts receivable. The decrease in our net inventory investment was primarily the result of a smaller increase in inventory in the current period, as compared to the same period in the prior year. The larger increase in accounts receivable was primarily due to an increase in credit card receivables in the current period due to the timing of period end dates.

Investing activities:
The increase in net cash used in investing activities during the three months ended March 31, 2019, compared to the same period in 2018, was primarily the result of an increase in capital expenditures. The increase in capital expenditures was primarily related to the timing of property acquisitions, closings and construction costs for new stores, technology investments and our distribution expansion projects during the current period, as compared to the same period in the prior year.

Financing activities:
The decrease in net cash used in financing activities during the three months ended March 31, 2019, compared to the same period in 2018, was primarily attributable to a lower level of repurchases of our common stock in the current period, as compared to the same period in the prior year, partially offset by a lower level of net borrowings during the current period, as compared to the same period in the prior year.

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

As of March 31, 2019, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $39 million, reducing the aggregate availability under the Credit Agreement by that amount. As of March 31, 2019, we had outstanding borrowings under the Revolving Credit Facility in the amount of $330 million.

Senior Notes:
We have issued a cumulative $3.15 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2028, with UMB Bank, N.A. as trustee. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year. None of our subsidiaries is a guarantor under our senior notes.

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

These covenants are, however, subject to a number of important limitations and exceptions. As of March 31, 2019, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 5.29 times and 5.64 times as of March 31, 2019 and 2018, respectively, and a consolidated leverage ratio of 2.11 times and 2.05 times as of March 31, 2019 and 2018, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended March 31, 2019 and 2018 (dollars in thousands):

	For the Twelve Months Ended March 31,
	2019	2018
GAAP net income	$1,340,733	$1,173,776
Add: Interest expense	128,203	100,162
Rent expense (1)	322,881	301,822
Provision for income taxes	372,100	474,210
Depreciation expense	250,023	245,569
Amortization expense	2,958	1,188
Non-cash share-based compensation	20,424	19,149
Non-GAAP EBITDAR	$2,437,322	$2,315,876

Interest expense	$128,203	$100,162
Capitalized interest	9,716	8,724
Rent expense	322,881	301,822
Total fixed charges	$460,800	$410,708

Consolidated fixed charge coverage ratio	5.29	5.64

GAAP debt	$3,460,921	$3,193,066
Stand-by letters of credit	39,201	36,943
Discount on senior notes	4,090	3,548
Debt issuance costs	14,989	13,386
Five-times rent expense	1,614,405	1,509,110
Non-GAAP adjusted debt	$5,133,606	$4,756,053

Consolidated leverage ratio	2.11	2.05

(1)
The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”), adopted and effective January 1, 2019, the most directly comparable GAAP financial measure, for the three and twelve months ended March 31, 2019 (in thousands):

Total lease cost, per ASC 842, for the three months ended March 31, 2019		$98,293
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the three months ended March 31, 2019	14,567
Rent expense for the three months ended March 31, 2019		83,726
Add:	Rent expense for the nine months ended December 31, 2018, as previously reported prior to the adoption of ASC 842	239,155
Rent expense for the twelve months ended March 31, 2019		$322,881

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the three months ended March 31, 2019 and 2018 (in thousands):

		For the Three Months Ended March 31,
		2019	2018
Cash provided by operating activities		$440,622	$432,277
Less:	Capital expenditures	152,914	114,843
	Excess tax benefit from share-based compensation	8,513	6,318
Free cash flow		$279,195	$311,116

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

Share repurchase program:
In January of 2011, our Board of Directors approved a share repurchase program. Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on November 13, 2018, our Board of Directors approved a resolution to increase the authorization amount under our share repurchase program by an additional $1.00 billion, resulting in a cumulative authorization amount of $11.75 billion. The additional authorization is effective for a three-year period, beginning on its announcement date.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2019	2018
Shares repurchased	927	2,188
Average price per share	$347.09	$251.08
Total investment	$321,846	$549,428

As of March 31, 2019, we had $680 million remaining under our share repurchase program. Subsequent to the end of the first quarter and through May 6, 2019, we repurchased 0.1 million additional shares of our common stock under our share repurchase program, at an average price of $377.59, for a total investment of $52 million. We have repurchased a total of 73.4 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through May 6, 2019, at an average price of $151.58, for a total aggregate investment of $11.12 billion.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations, to which we are committed, since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with GAAP requires the application of certain estimates and judgments by management. Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the condensed consolidated financial statements are prepared. There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July of 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvement” (“ASU 2018-11”), to provide an additional, optional transition method for adopting ASU 2016-02, which allows for an entity to choose to apply the new lease standard at adoption date and recognize a cumulative-effective adjustment to the opening balance of retained earnings in the period of adoption, while comparative periods presented will continue to be in accordance with current U.S. GAAP Topic 840. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We adopted this new guidance with our first quarter ending March 31, 2019, using the additional, optional transition method, the package of transitional practical expedients relating to the identification, classification and initial direct costs of leases commencing before the effective date of Topic 842, the transitional practical expedient for the treatment of existing land easements and the practical expedient to make an accounting policy election, by class of underlying asset, to not separate nonlease components from lease components; however, we did not elect the hindsight transitional practical expedient. We made an accounting policy election to not apply recognition requirements of the guidance to short-term leases. Due to the adoption of this new guidance, we recognized right-of-use assets and lease liabilities of $1.9 billion each on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2019. The difference between the right-of-use assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheet was primarily due to the accrual for straight-line rent expense. We made an adjustment to opening “Retained Deficit” on the accompanying Condensed Consolidated Balance Sheet in the amount of $1.4 million, net of the deferred tax impact, related to the adoption of this new guidance. With the adoption of this new guidance, our favorable lease assets and unfavorable lease liabilities, from a previous acquisition, were eliminated through an adjustment to opening “Operating lease, right-of-use assets” on the accompanying Condensed Consolidated Balance Sheet. The adoption of this new guidance did not have a material impact on our results of operations, cash flows, liquidity or covenant compliance under our existing credit agreement.

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

In January of 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates the second step in the previous process for goodwill impairment testing; instead, the test is now a one-step process that calls for goodwill impairment loss to be measured as the excess of the reporting unit’s carrying amount over its fair value. For public companies, ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, and requires prospective adoption, with early adoption after January 1, 2017. We early adopted this guidance beginning with our first quarter ending March 31, 2019. The application of this new guidance did not have a material impact on our consolidated financial condition, results of operations or cash flows.

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

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility. As of March 31, 2019, we had outstanding borrowings under our Revolving Credit Facility in the amount of $330 million, at the weighted-average variable interest rate of 3.740%. At this borrowing level, a 0.25% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $0.8 million.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of March 31, 2019, our cash and cash equivalents totaled $57 million.

Our market risks have not materially changed since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of March 31, 2019, there have been no material changes in O’Reilly Automotive, Inc. and its subsidiaries’ risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

O’Reilly Automotive, Inc. and its subsidiaries (the “Company”) had no sales of unregistered securities during the three months ended March 31, 2019. The following table identifies all repurchases during the three months ended March 31, 2019, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
January 1, 2019, through January 31, 2019	647	$340.71	647	$781,126
February 1, 2019, through February 28, 2019	137	353.46	137	732,489
March 1, 2019, through March 31, 2019	143	369.81	143	$679,590
Total as of March 31, 2019	927	$347.09	927

(1)
Under the Company’s share repurchase program, as approved by its Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on November 13, 2018, the Company’s Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $11.8 billion. The additional authorization is effective for a three-year period, beginning on its announcement date. The authorization under the share repurchase program that currently has capacity is scheduled to expire on November 13, 2021. No other share repurchase programs existed during the three months ended March 31, 2019.

Subsequent to the end of the first quarter and through May 6, 2019, the Company repurchased an additional 0.1 million shares of its common stock under its share repurchase program, at an average price of $377.59, for a total investment of $52.1 million. The Company has repurchased a total of 73.4 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 6, 2019, at an average price of $151.58, for a total aggregate investment of $11.1 billion.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 9, 2013, is incorporated herein by this reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 29, 2016, is incorporated herein by this reference.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

May 6, 2019	/s/	Gregory D. Johnson
Date	Gregory D. Johnson
Chief Executive Officer and Co-President
(Principal Executive Officer)

May 6, 2019	/s/	Thomas McFall
Date	Thomas McFall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)