Form 10-Q
period 2019-06-30
O REILLY AUTOMOTIVE INC
filed 2019-08-08
CIK 898173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class		Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock	$0.01 par value	ORLY	The NASDAQ Stock Market LLC
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, $0.01 par value - 76,512,807 shares outstanding as of July 29, 2019.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$55,809	$31,315
Accounts receivable, net	262,227	192,026
Amounts receivable from suppliers	77,750	78,155
Inventory	3,262,426	3,193,344
Other current assets	42,361	48,262
Total current assets	3,700,573	3,543,102

Property and equipment, at cost	5,885,507	5,645,552
Less: accumulated depreciation and amortization	2,131,156	2,058,550
Net property and equipment	3,754,351	3,587,002

Operating lease, right-of-use assets	1,895,099	—
Goodwill	808,391	807,260
Other assets, net	43,529	43,425
Total assets	$10,201,943	$7,980,789

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,516,150	$3,376,403
Self-insurance reserves	77,120	77,012
Accrued payroll	87,531	86,520
Accrued benefits and withholdings	75,119	89,082
Income taxes payable	9,507	11,013
Current portion of operating lease liabilities	304,034	—
Other current liabilities	290,931	253,990
Total current liabilities	4,360,392	3,894,020

Long-term debt	3,783,738	3,417,122
Operating lease liabilities, less current portion	1,631,719	—
Deferred income taxes	113,533	105,566
Other liabilities	167,879	210,414

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares - 245,000,000
Issued and outstanding shares –
76,690,215 as of June 30, 2019, and
79,043,919 as of December 31, 2018	767	790
Additional paid-in capital	1,258,930	1,262,063
Retained deficit	(1,115,015)	(909,186)
Total shareholders’ equity	144,682	353,667

Total liabilities and shareholders’ equity	$10,201,943	$7,980,789
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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$2,589,874	$2,456,073	$5,000,482	$4,738,754
Cost of goods sold, including warehouse and distribution expenses	1,221,587	1,167,435	2,352,905	2,248,858
Gross profit	1,368,287	1,288,638	2,647,577	2,489,896

Selling, general and administrative expenses	870,213	809,488	1,704,717	1,587,900
Operating income	498,074	479,150	942,860	901,996

Other income (expense):
Interest expense	(34,538)	(30,862)	(68,829)	(59,079)
Interest income	603	597	1,157	1,169
Other, net	832	988	3,935	1,193
Total other expense	(33,103)	(29,277)	(63,737)	(56,717)

Income before income taxes	464,971	449,873	879,123	845,279
Provision for income taxes	111,290	96,800	204,290	187,300
Net income	$353,681	$353,073	$674,833	$657,979

Earnings per share-basic:
Earnings per share	$4.56	$4.32	$8.65	$7.96
Weighted-average common shares outstanding – basic	77,613	81,733	78,047	82,624

Earnings per share-assuming dilution:
Earnings per share	$4.51	$4.28	$8.56	$7.89
Weighted-average common shares outstanding – assuming dilution	78,412	82,536	78,854	83,430

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	For the Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Deficit	Total
	Shares	Par Value
Balance at March 31, 2019	78,262	$783	$1,268,032	$(896,450)	$372,365
Net income	—	—	—	353,681	353,681
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	13	—	4,281	—	4,281
Net issuance of common stock upon exercise of stock options	48	—	7,973	—	7,973
Share based compensation	—	—	5,243	—	5,243
Share repurchases, including fees	(1,633)	(16)	(26,599)	(572,246)	(598,861)
Balance at June 30, 2019	76,690	$767	$1,258,930	$(1,115,015)	$144,682

	For the Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Deficit	Total
	Shares	Par Value
Balance at December 31, 2018	79,044	$790	$1,262,063	$(909,186)	$353,667
Cumulative effective adjustment from adoption of ASU 2016-02	—	—	—	(1,410)	(1,410)
Net income	—	—	—	674,833	674,833
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	25	—	8,053	—	8,053
Net issuance of common stock upon exercise of stock options	181	2	19,926	—	19,928
Share based compensation	—	—	10,328	—	10,328
Share repurchases, including fees	(2,560)	(25)	(41,440)	(879,252)	(920,717)
Balance at June 30, 2019	76,690	$767	$1,258,930	$(1,115,015)	$144,682

	For the Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Deficit	Total
	Shares	Par Value
Balance at March 31, 2018	82,268	$823	$1,247,366	$(824,361)	$423,828
Net income	—	—	—	353,073	353,073
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	17	—	3,942	—	3,942
Net issuance of common stock upon exercise of stock options	278	3	15,936	—	15,939
Share based compensation	—	—	4,625	—	4,625
Share repurchases, including fees	(1,575)	(16)	(24,032)	(392,369)	(416,417)
Balance at June 30, 2018	80,988	$810	$1,247,837	$(863,657)	$384,990

	For the Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Deficit	Total
	Shares	Par Value
Balance at December 31, 2017	84,302	$843	$1,265,043	$(612,840)	$653,046
Net income	—	—	—	657,979	657,979
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	34	—	7,575	—	7,575
Net issuance of common stock upon exercise of stock options	415	5	22,792	—	22,797
Share based compensation	—	—	9,460	—	9,460
Share repurchases, including fees	(3,763)	(38)	(57,033)	(908,796)	(965,867)
Balance at June 30, 2018	80,988	$810	$1,247,837	$(863,657)	$384,990
See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2019	2018

Operating activities:
Net income	$674,833	$657,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	132,275	130,792
Amortization of debt discount and issuance costs	1,887	1,649
Deferred income taxes	8,364	9,024
Share-based compensation programs	11,015	10,152
Other	4,277	4,653
Changes in operating assets and liabilities:
Accounts receivable	(74,978)	(29,550)
Inventory	(69,103)	(81,614)
Accounts payable	138,522	124,642
Income taxes payable	(833)	26,439
Other	20,745	21,067
Net cash provided by operating activities	847,004	875,233

Investing activities:
Purchases of property and equipment	(295,608)	(224,117)
Proceeds from sale of property and equipment	3,138	2,936
Investment in tax credit equity investments	(1,717)	—
Return of tax credit equity investments	127	—
Other	712	(424)
Net cash used in investing activities	(293,348)	(221,605)

Financing activities:
Proceeds from borrowings on revolving credit facility	1,629,000	1,429,000
Payments on revolving credit facility	(1,760,000)	(1,650,000)
Proceeds from the issuance of long-term debt	499,955	498,660
Payment of debt issuance costs	(3,988)	(3,923)
Repurchases of common stock	(920,717)	(965,867)
Net proceeds from issuance of common stock	26,778	31,178
Other	(190)	(2,156)
Net cash used in financing activities	(529,162)	(663,108)

Net increase (decrease) in cash and cash equivalents	24,494	(9,480)
Cash and cash equivalents at beginning of the period	31,315	46,348
Cash and cash equivalents at end of the period	$55,809	$36,868

Supplemental disclosures of cash flow information:
Income taxes paid	$194,503	$150,990
Interest paid, net of capitalized interest	64,201	55,556

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2019, and December 31, 2018. The Company recorded an increase in fair value related to its marketable securities in the amounts of $1.0 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income. The Company recorded an increase in fair value related to its marketable securities in the amounts of $3.7 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$29,437	$—	$—	$29,437

	December 31, 2018
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Marketable securities	$25,493	$—	$—	$25,493

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of June 30, 2019, and December 31, 2018, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:
The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2019, and December 31, 2018. See Note 4 for further information concerning the Company’s senior notes and unsecured revolving credit facility.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach. The fair value as of June 30, 2019, and December 31, 2018, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$3,627,738	$3,809,009	$3,130,122	$3,116,046

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

See Note 11 for further information concerning the Company’s adoption of Accounting Standard Codification 842 - Leases.

The following table summarizes Total lease cost for the three and six months ended June 30, 2019, which was primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease cost	$80,091	$158,905
Short-term operating lease cost	1,546	3,604
Variable operating lease cost	18,885	37,263
Sublease income	(976)	(1,933)
Total lease cost	$99,546	$197,839

The following table summarizes other lease related information for the three and six months ended June 30, 2019:

For the Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases (in thousands)	$157,372
Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)	$79,018
Weighted-average remaining lease term - operating leases	10.5 years
Weighted-average discount rate - operating leases	4.2%

The following table identifies the future minimum lease payments under all of the Company’s operating leases for each of the next five years, and in the aggregate thereafter, and reconciles to the present value of the “Operating lease liabilities, less current portion” included in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2019 (in thousands):

	June 30, 2019
	Related Parties	Non-Related Parties	Total
July 1, 2019 to December 31, 2019	$2,375	$156,868	$159,243
2020	3,988	305,840	309,828
2021	3,521	277,922	281,443
2022	2,763	253,714	256,477
2023	2,540	223,337	225,877
Thereafter	3,544	1,199,226	1,202,770
Total operating lease payments	18,731	2,416,907	2,435,638
Less: present value discount	2,054	497,831	499,885
Total operating lease liabilities	16,677	1,919,076	1,935,753
Less: current portion of operating lease liabilities	4,418	299,616	304,034
Operating lease liabilities, less current portion	$12,259	$1,619,460	$1,631,719

The Company leases certain land and buildings related to 74 of its O’Reilly Auto Parts stores under fifteen- or twenty-year operating lease agreements with entities that include one or more of the Company’s affiliated directors or members of an affiliated director’s immediate family. Generally, these lease agreements provide for renewal options for an additional five years at the option of the Company, and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreements. Lease payments under these operating leases totaled $1.2 million and $2.4 million for the three and six months ended June 30, 2019, respectively. The Company believes that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.

The future minimum lease payments under the Company’s operating leases, in the table above, do not include potential amounts for percentage rent and other variable operating lease related costs and have not been reduced by expected future minimum sublease income under non-cancelable subleases, which was approximately $17.0 million as of June 30, 2019. The present value discount component of the future minimum lease payments under the Company’s operating leases, in the table above, was primarily calculated using the Company’s incremental borrowing rate based on information available at the lease commencement or modification date; for leases that commenced prior to January 1, 2019, the incremental borrowing rate used was as of January 1, 2019. When the implicit rate of a lease is available, the implicit rate is used in the calculation and not the Company’s incremental borrowing rate.

NOTE 4 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2019, and December 31, 2018 (in thousands):

						June 30, 2019	December 31, 2018
Revolving Credit Facility, weighted-average variable interest rate of				4.229%		$156,000	$287,000
$500	million,	4.875%	Senior Notes due 2021,	effective interest rate of 4.951%	(1)	498,775	498,371
$300	million,	4.625%	Senior Notes due 2021,	effective interest rate of 4.644%	(2)	299,385	299,244
$300	million,	3.800%	Senior Notes due 2022,	effective interest rate of 3.845%	(3)	298,759	298,574
$300	million,	3.850%	Senior Notes due 2023,	effective interest rate of 3.851%	(4)	298,943	298,821
$500	million,	3.550%	Senior Notes due 2026,	effective interest rate of 3.570%	(5)	496,470	496,240
$750	million,	3.600%	Senior Notes due 2027,	effective interest rate of 3.619%	(6)	744,172	743,868
$500	million,	4.350%	Senior Notes due 2028,	effective interest rate of 4.383%	(7)	495,222	495,004
$500	million,	3.900%	Senior Notes due 2029,	effective interest rate of 3.901%	(8)	496,012	—
Long-term debt						$3,783,738	$3,417,122

(1)
Net of unamortized discount of $0.5 million as of June 30, 2019, and $0.7 million as of December 31, 2018, and debt issuance costs of $0.7 million as of June 30, 2019, and $0.9 million as of December 31, 2018.

(2)	Net of unamortized discount of $0.1 million as of June 30, 2019, and December 31, 2018, and debt issuance costs of $0.5 million as of June 30, 2019, and $0.6 million as of December 31, 2018.

(3)
Net of unamortized discount of $0.4 million as of June 30, 2019, and $0.5 million as of December 31, 2018, and debt issuance costs of $0.8 million as of June 30, 2019, and $1.0 million as of December 31, 2018.

(4)	Net of unamortized discount of less than $0.1 million as of June 30, 2019, and December 31, 2018, and debt issuance costs of $1.0 million as of June 30, 2019, and $1.2 million as of December 31, 2018.

(5)	Net of unamortized discount of $0.6 million as of June 30, 2019, and December 31, 2018, and debt issuance costs of $2.9 million as of June 30, 2019, and $3.1 million as of December 31, 2018.

(6)
Net of unamortized discount of $1.0 million as of June 30, 2019, and $1.1 million as of December 31, 2018, and debt issuance costs of $4.8 million as of June 30, 2019 and $5.1 million as of December 31, 2018.

(7)
Net of unamortized discount of $1.2 million as of June 30, 2019, and $1.3 million as of December 31, 2018, and debt issuance costs of $3.6 million as of June 30, 2019, and $3.7 million as of December 31, 2018.

(8)	Net of unamortized discount of less than $0.1 million as of June 30, 2019, and debt issuance costs of $3.9 million as of June 30, 2019.

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

As of June 30, 2019, and December 31, 2018, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $39.1 million and $35.1 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the Credit Agreement) plus an applicable margin. Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans. In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments. The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions. As of June 30, 2019, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00. The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges. Fixed charges include interest expense, capitalized interest and rent expense. The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense. Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt. In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders. As of June 30, 2019, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:
On May 20, 2019, the Company issued $500 million aggregate principal amount of unsecured 3.900% Senior Notes due 2029 (“3.900% Senior Notes due 2029”) at a price to the public of 99.991% of their face value with U.S. Bank National Association (“U.S. Bank”) as trustee. Interest on the 3.900% Senior Notes due 2029 is payable on June 1 and December 1 of each year, beginning on December 1, 2019, and is computed on the basis of a 360-day year.

The Company has issued a cumulative $3.7 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2029, with UMB Bank, N.A. and U.S. Bank as trustees. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year. None of the Company’s subsidiaries is a guarantor under the senior notes. Each of the senior notes is subject to certain customary covenants, with which the Company complied as of June 30, 2019.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2019, and December 31, 2018. The following table identifies the changes in the Company’s aggregate product warranty liabilities for the six months ended June 30, 2019 (in thousands):

Warranty liabilities, balance at December 31, 2018	$52,220
Warranty claims	(46,099)
Warranty accruals	48,449
Warranty liabilities, balance at June 30, 2019	$54,570

NOTE 6 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on November 13, 2018, and May 31, 2019, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $12.8 billion. Each additional authorization is effective for three years, beginning on its respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Shares repurchased	1,633	1,575	2,560	3,763
Average price per share	$366.76	$264.38	$359.63	$256.64
Total investment	$598,846	$416,402	$920,692	$965,830

As of June 30, 2019, the Company had $1.1 billion remaining under its share repurchase program. Subsequent to the end of the second quarter and through August 8, 2019, the Company repurchased an additional 0.5 million shares of its common stock under its share repurchase program, at an average price of $375.47, for a total investment of $174.6 million. The Company has repurchased a total of 75.3 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through August 8, 2019, at an average price of $157.22, for a total aggregate investment of $11.8 billion.

NOTE 7 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Sales to do-it-yourself customers	$1,434,146	$1,372,583	$2,771,175	$2,644,997
Sales to professional service provider customers	1,113,485	1,042,390	2,152,266	2,017,399
Other sales and sales adjustments	42,243	41,100	77,041	76,358
Total sales	$2,589,874	$2,456,073	$5,000,482	$4,738,754

As of June 30, 2019, and December 31, 2018, the Company had recorded a deferred revenue liability of $5.3 million and $4.3 million, respectively, related to its loyalty program, which were included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. During the three months ended June 30, 2019 and 2018, the Company recognized $3.9 million and $4.3 million, respectively, of deferred revenue related to its loyalty program, which were included in “Sales” on the accompanying Condensed Consolidated Statements of Income. During the six months ended June 30, 2019 and 2018, the Company recognized $7.8 million and $7.5 million, respectively, of deferred revenue related to its loyalty program, which were included in “Sales” on the accompanying Condensed Consolidated Statements of Income.

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

The table below identifies stock option activity under these plans during the six months ended June 30, 2019 (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2018	1,860	$178.57
Granted	164	360.45
Exercised	(181)	109.99
Forfeited	(16)	259.07
Outstanding at June 30, 2019	1,827	$200.97
Exercisable at June 30, 2019	1,208	$157.02

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

•	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.

•

•	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

•	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.

•	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018
Risk free interest rate	2.44%	2.59%
Expected life	6.0 Years	6.1 Years
Expected volatility	25.0%	23.8%
Expected dividend yield	—%	—%

The following table summarizes activity related to stock options awarded by the Company for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Compensation expense for stock options awarded	$4,611	$4,048	$9,119	$8,340
Income tax benefit from compensation expense related to stock options	1,146	1,008	2,267	2,076

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2019, was $107.00 compared to $74.18 for the six months ended June 30, 2018. The remaining unrecognized compensation expense related to unvested stock option awards at June 30, 2019, was $38.7 million, and the weighted-average period of time over which this cost will be recognized is 2.8 years.

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

The table below summarizes activity related to the Company’s other share-based compensation plans for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Compensation expense for shares issued under the ESPP	$632	$577	$1,209	$1,120
Income tax benefit from compensation expense related to shares issued under the ESPP	157	143	301	279
Compensation expense for restricted shares awarded	348	351	687	692
Income tax benefit from compensation expense related to restricted awards	$86	$87	$171	$172

Profit sharing and savings plan:
The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service. The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors. The Company did not make any discretionary contributions to the 401(k) Plan during the three or six months ended June 30, 2019 or 2018. The Company expensed matching contributions under the 401(k) Plan in the amounts of $6.5 million and $6.2 million for the three months ended June 30, 2019 and 2018, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income. The Company expensed matching contributions under the 401(k) Plan in the amounts of $12.6 million and $11.9 million for the six months ended June 30, 2019 and 2018, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:
The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $29.4 million and $25.5 million as of June 30, 2019, and December 31, 2018, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of less than $0.1 million for each of the three months ended June 30, 2019 and 2018, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million for each of the six months ended June 30, 2019 and 2018, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 9 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator (basic and diluted):
Net income	$353,681	$353,073	$674,833	$657,979

Denominator:
Weighted-average common shares outstanding – basic	77,613	81,733	78,047	82,624
Effect of stock options (1)	799	803	807	806
Weighted-average common shares outstanding – assuming dilution	78,412	82,536	78,854	83,430

Earnings per share:
Earnings per share-basic	$4.56	$4.32	$8.65	$7.96
Earnings per share-assuming dilution	$4.51	$4.28	$8.56	$7.89

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	184	693	188	714
Weighted-average exercise price per share of antidilutive stock options (1)	$357.18	$261.11	$357.33	$260.39

(1)	See Note 8 for further information concerning the terms of the Company’s share-based compensation plans.

For the three and six months ended June 30, 2019 and 2018, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

Subsequent to the end of the second quarter and through August 8, 2019, the Company repurchased an additional 0.5 million shares of its common stock under its share repurchase program, at an average price of $375.47, for a total investment of $174.6 million.

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

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July of 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvement” (“ASU 2018-11”), to provide an additional, optional transition method for adopting ASU 2016-02, which allows for an entity to choose to apply the new lease standard at adoption date and recognize a cumulative-effective adjustment to the opening balance of retained earnings in the period of adoption, while comparative periods presented will continue to be in accordance with current U.S. GAAP Topic 840. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company adopted this new guidance with its first quarter ending March 31, 2019, using the additional, optional transition method, the package of transitional practical expedients relating to the identification, classification and initial direct costs of leases commencing before the effective date of Topic 842, the transitional practical expedient for the treatment of existing land easements and the practical expedient to make an accounting policy election, by class of underlying asset, to not separate nonlease components from lease components; however, the Company did not elect the hindsight transitional practical expedient. The Company made an accounting policy election to not apply recognition requirements of the guidance to short-term leases. Due to the adoption of this new guidance, the Company recognized right-of-use assets and lease liabilities of $1.9 billion each on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2019. The difference between the right-of-use assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheet was primarily due to the accrual for straight-line rent expense. The Company made an adjustment to opening “Retained Deficit” on the accompanying Condensed Consolidated Balance Sheet in the amount of $1.4 million, net of the deferred tax impact, related to the adoption of this new guidance. With the adoption of this new guidance, the Company’s favorable lease assets and unfavorable lease liabilities, from a previous acquisition, were eliminated through an adjustment to opening “Operating lease, right-of-use assets” on the accompanying Condensed Consolidated Balance Sheet. The adoption of this new guidance did not have a material impact on the Company’s results of operations, cash flows, liquidity or the Company’s covenant compliance under its existing credit agreement.

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
•our results of operations for the three and six months ended June 30, 2019 and 2018;

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

Our strategy is to open new stores to achieve greater penetration into existing markets and expansion into new, contiguous markets. We typically open new stores either by (i) constructing a new facility or renovating an existing one on property we purchase or lease and stocking the new store with fixtures and inventory; (ii) acquiring an independently owned auto parts store, typically by the purchase of substantially all of the inventory and other assets (other than realty) of such store; or (iii) purchasing multi-store chains. We plan to open 200 to 210 net, new stores in 2019 and will net an additional 20 stores, as we merged 13 of the acquired 33 Bennett Auto Supply, Inc. (“Bennett”) stores into existing O’Reilly stores during 2019. We believe our investment in store growth will be funded with the cash flows expected to be generated by our existing operations and through available borrowings under our existing unsecured revolving credit facility. During the three months ended June 30, 2019, we opened 43 stores, merged five of the acquired Bennett stores and did not close any stores and, as of that date, operated 5,344 stores in 47 states.

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

•
Number of Miles Driven – The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket. In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation. According to the Department of Transportation, the number of total miles driven in the U.S. increased 0.4%, 1.2% and 2.4% in 2018, 2017 and 2016, respectively, and through May of 2019, year-to-date miles driven increased 1.0%. We would expect to continue to see modest improvements in total miles driven in the U.S., supported by an increasing number of registered vehicles on the road, resulting in continued demand for automotive aftermarket products.

•
Number of U.S. Registered Vehicles, New Light Vehicle Registrations and Average Vehicle Age – The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry. As reported by The Auto Care Association, the total number of registered vehicles increased 8.1% from 2008 to 2018, bringing the number of light vehicles on the road to 272 million by the end of 2018. For the year ended December 31, 2018, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 17.5 million, and for 2019, the SAAR is estimated to be approximately 17.3 million, contributing to the continued growth in the total number of registered vehicles on the road. In the past decade, vehicle scrappage rates have remained relatively stable, ranging from 4.4% to 5.7% annually. As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 20.6%, from 9.7 years in 2008 to 11.7 years in 2018. We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains and interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles. As the average age of vehicles on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty. These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles. We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

•
Unemployment – Unemployment, underemployment, the threat of future joblessness and the uncertainty surrounding the overall economic health of the U.S. have a negative impact on consumer confidence and the level of consumer discretionary spending. Long-term trends of high unemployment have historically impeded the growth of annual miles driven, as well as decrease consumer discretionary spending, both of which negatively impact demand for products sold in the automotive aftermarket industry. The U.S. unemployment rate was 3.9% as of December 31, 2018, and as of June 30, 2019, the U.S. unemployment rate decreased to 3.7%. We believe total employment should remain at healthy levels supporting the trend of modest growth of total miles driven in the U.S. and the continued demand for automotive aftermarket products.

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

RESULTS OF OPERATIONS

Sales:
Sales for the three months ended June 30, 2019, increased $134 million or 5% to $2.59 billion from $2.46 billion for the same period one year ago. Sales for the six months ended June 30, 2019, increased $262 million or 6% to $5.00 billion from $4.74 billion for the same period one year ago. Comparable store sales for stores open at least one year increased 3.4% and 4.6% for the three months ended

June 30, 2019 and 2018, respectively. Comparable store sales for stores open at least one year increased 3.3% and 4.0% for the six months ended June 30, 2019 and 2018, respectively. Comparable store sales are calculated based on the change in sales for stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members. Online sales, resulting from ship-to-home orders and pickup in-store orders, for stores open at least one year, are included in the comparable store sales calculation.

The following table presents the components of the increase in sales for the three and six months ended June 30, 2019 (in millions):

	Increase in Sales for the Three Months Ended June 30, 2019 Compared to the Same Period in 2018	Increase in Sales for the Six Months Ended June 30, 2019, Compared to the Same Period in 2018
Store sales:
Comparable store sales	$81	$153
Non-comparable store sales:
Sales for stores opened throughout 2018, excluding stores open at least one year that are included in comparable store sales	28	69
Sales for stores opened throughout 2019 and sales from the acquired Bennett stores	26	45
Decline in sales for stores that have closed	(2)	(6)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	1	1
Total increase in sales	$134	$262

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

Our comparable store sales increases for the three and six months ended June 30, 2019, were driven by an increase in average ticket values for both DIY and professional service provider customers, partially offset by flat transaction counts, comprised of negative transaction counts for DIY customers, offset by positive transaction counts for professional service provider customers. The improvements in average ticket values were the result of the increasing complexity and cost of replacement parts necessary to maintain the current population of vehicles and increased selling prices on a SKU-by-SKU basis, as compared to the prior year. The increased complexity and replacement costs are a result of the current population of better-engineered and more technically advanced vehicles that require less frequent repairs, as the component parts are more durable and last for longer periods of time, creating pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, benefiting average ticket values. The increase in selling prices on a SKU-by-SKU basis was driven by increases in acquisition costs of inventory, which were passed on in market prices. Transaction counts for the three and six months ended June 30, 2019, as compared to the same period in the prior year, were negatively impacted by an above average amount of precipitation in many of our markets, which is a headwind to DIY business in particular. Transaction counts for the three months ended June 30, 2019, as compared to the same period in the prior year, were also negatively impacted by cooler than normal temperatures in many of our markets, resulting in fewer high temperature related vehicle repairs.

We opened 43 and 105 net, new stores during the three and six months ended June 30, 2019, respectively, compared to opening 50 and 128 net, new stores for the three and six months ended June 30, 2018, respectively. In addition, on January 1, 2019, we began operating 33 acquired Bennett stores, and during the six months ended June 30, 2019, we merged of 13 of these acquired Bennett stores into existing O’Reilly locations and rebranded the remaining 20 Bennett stores as O’Reilly. As of June 30, 2019, we operated 5,344 stores in 47 states compared to 5,147 stores in 47 states at June 30, 2018. We anticipate total new store growth to be 200 to 210 net, new store openings in 2019 and will net an additional 20 stores from the Bennett acquisition.

Gross profit:
Gross profit for the three months ended June 30, 2019, increased 6% to $1.37 billion (or 52.8% of sales) from $1.29 billion (or 52.5% of sales) for the same period one year ago. Gross profit for the six months ended June 30, 2019, increased 6% to $2.65 billion (or 52.9%

of sales) from $2.49 billion (or 52.5% of sales) for the same period one year ago. The increases in gross profit dollars for the three and six months ended June 30, 2019, were primarily the result of new stores, the acquired Bennett stores and the increase in comparable store sales at existing stores. The increases in gross profit as a percentage of sales for the three and six months ended June 30, 2019, were due to mix, related to lower demand of seasonal products, and a benefit from selling through inventory purchased prior to recent industry-wide acquisition cost increases and corresponding selling price increases. Beginning in the last six months of 2018, inventory acquisition costs in our industry increased, as a result of tariffs on products imported from China and increases in supplier input costs for wages and interest; these cost increases were passed through in higher retail and wholesale prices in our industry. We determine inventory cost using the last-in, first-out (“LIFO”) method, but have, over time, seen our LIFO reserve balance exhausted, as a result of cumulative historical acquisition cost decreases. Our policy is to not write up inventory in excess of replacement cost, and accordingly, we are effectively valuing our inventory at replacement cost.

Selling, general and administrative expenses:
Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2019, increased 8% to $870 million (or 33.6% of sales) from $809 million (or 33.0% of sales) for the same period one year ago. SG&A for the six months ended June 30, 2019, increased 7% to $1.70 billion (or 34.1% of sales) from $1.59 billion (or 33.5% of sales) for the same period one year ago. The increases in total SG&A dollars for the three and six months ended June 30, 2019, were the result of additional Team Members, facilities and vehicles to support our increased sales and store count. The increases in SG&A as a percentage of sales for the three and six months ended June 30, 2019, were principally due to wage pressure and other variable costs, driven by a low unemployment, inflationary environment.

Operating income:
As a result of the impacts discussed above, operating income for the three months ended June 30, 2019, increased 4% to $498 million (or 19.2% of sales) from $479 million (or 19.5% of sales) for the same period one year ago. As a result of the impacts discussed above, operating income for the six months ended June 30, 2019, increased 5% to $943 million (or 18.9% of sales) from $902 million (or 19.0% of sales) for the same period one year ago.

Other income and expense:
Total other expense for the three months ended June 30, 2019, increased 13% to $33 million (or 1.3% of sales) from $29 million (or 1.2% of sales) for the same period one year ago. Total other expense for the six months ended June 30, 2019, increased 12% to $64 million (or 1.3% of sales) from $57 million (or 1.2% of sales) for the same period one year ago. The increases in total other expense for the three and six months ended June 30, 2019, were the result of increased interest expense on higher average outstanding borrowings, partially offset by an increase in the value of our trading securities.

Income taxes:
Our provision for income taxes for the three months ended June 30, 2019, increased 15% to $111 million (or 4.3% of sales) from $97 million (or 3.9% of sales) for the same period one year ago. Our provision for income taxes for the six months ended June 30, 2019, increased 9% to $204 million (or 4.1% of sales) from $187 million (or 4.0% of sales) for the same period one year ago. Our effective tax rate for the three months ended June 30, 2019, was 23.9% of income before income taxes, compared to 21.5% for the same period one year ago. Our effective tax rate for the six months ended June 30, 2019, was 23.2% of income before income taxes, compared to 22.2% for the same period one year ago. The increases in our provision for income taxes for the three and six months ended June 30, 2019, were the result of higher taxable income and lower excess tax benefits from share-based compensation. The increases in our effective tax rate for the three and six months ended June 30, 2019, were the result of lower excess tax benefits from share-based compensation.

Net income:
As a result of the impacts discussed above, net income for the three months ended June 30, 2019, increased to $354 million (or 13.7% of sales) from $353 million (or 14.4% of sales) for the same period one year ago. As a result of the impacts discussed above, net income for the six months ended June 30, 2019, increased 3% to $675 million (or 13.5% of sales) from $658 million (or 13.9% of sales) for the same period one year ago.

Earnings per share:
Our diluted earnings per common share for the three months ended June 30, 2019, increased 5% to $4.51 on 78 million shares from $4.28 on 83 million shares for the same period one year ago. Our diluted earnings per share for the six months ended June 30, 2019, increased 8% to $8.56 on 79 million shares from $7.89 on 83 million shares for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30,
Liquidity:	2019	2018
Total cash provided by/(used in):
Operating activities	$847,004	$875,233
Investing activities	(293,348)	(221,605)
Financing activities	(529,162)	(663,108)
Net increase (decrease) in cash and cash equivalents	$24,494	$(9,480)

Capital expenditures	$295,608	$224,117
Free cash flow (1)	$540,674	$631,508

(1)	Calculated as net cash provided by operating activities, less capital expenditures and excess tax benefit from share-based compensation payments for the period.

Operating activities:
The decrease in net cash provided by operating activities during the six months ended June 30, 2019, compared to the same period in 2018, was primarily due to a larger increase in accounts receivable and a decrease in income taxes payable, partially offset by an increase in net income and a decrease in our net inventory investment. The larger increase in accounts receivable was the result of an increase in credit card receivables in the current period, due to the timing of period end dates. The cash used for income taxes payable in the current period, as compared to cash provided by income taxes payable in the period, was the result of a prepaid income taxes position at the end of 2017 versus an income taxes payable position at the end of 2018. The decrease in our net inventory investment was the result of a smaller increase in inventory in the current period, as compared to the same period in the prior year, as well as an increase in accounts payable as a percentage of inventory.

Investing activities:
The increase in net cash used in investing activities during the six months ended June 30, 2019, compared to the same period in 2018, was the result of an increase in capital expenditures. The increase in capital expenditures was related to our distribution expansion projects, the timing of property acquisitions, closings and construction costs for new stores and technology investments during the current period, as compared to the same period in the prior year.

Financing activities:
The decrease in net cash used in financing activities during the six months ended June 30, 2019, compared to the same period in 2018, was attributable to a higher level of net borrowings during the current period, as compared to the same period in the prior year, and a lower level of repurchases of our common stock in the current period, as compared to the same period in the prior year.

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

As of June 30, 2019, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $39 million, reducing the aggregate availability under the Credit Agreement by that amount. As of June 30, 2019, we had outstanding borrowings under the Revolving Credit Facility in the amount of $156 million.

Senior Notes:
On May 20, 2019, we issued $500 million aggregate principal amount of unsecured 3.900% Senior Notes due 2029 (“3.900% Senior Notes due 2029”) at a price to the public of 99.991% of their face value with U.S. Bank National Association (“U.S. Bank”) as trustee. Interest on the 3.900% Senior Notes due 2029 is payable on June 1 and December 1 of each year, beginning on December 1, 2019, and is computed on the basis of a 360-day year.

We have issued a cumulative $3.65 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2029, with UMB Bank, N.A. and U.S. Bank as trustees. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year. None of our subsidiaries is a guarantor under our senior notes.

Debt covenants:
The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures. These covenants are, however, subject to a number of important limitations and exceptions. As of June 30, 2019, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 5.24 times and 5.50 times as of June 30, 2019 and 2018, respectively, and a consolidated leverage ratio of 2.22 times and 2.07 times as of June 30, 2019 and 2018, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Twelve Months Ended June 30,
	2019	2018
GAAP net income	$1,341,341	$1,244,028
Add: Interest expense	131,879	110,197
Rent expense (1)	328,529	308,566
Provision for income taxes	386,590	417,505
Depreciation expense	257,579	248,468
Amortization expense	2,841	1,210
Non-cash share-based compensation	21,039	19,200
Non-GAAP EBITDAR	$2,469,798	$2,349,174

Interest expense	$131,879	$110,197
Capitalized interest	10,891	8,693
Rent expense	328,529	308,566
Total fixed charges	$471,299	$427,456

Consolidated fixed charge coverage ratio	5.24	5.50

GAAP debt	$3,783,738	$3,253,538
Stand-by letters of credit	39,109	36,943
Discount on senior notes	3,930	4,700
Debt issuance costs	18,332	16,762
Five-times rent expense	1,642,645	1,542,830
Non-GAAP adjusted debt	$5,487,754	$4,854,773

Consolidated leverage ratio	2.22	2.07

(1)
The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”), adopted and effective January 1, 2019, the most directly comparable GAAP financial measure, for the six and twelve months ended June 30, 2019 (in thousands):

Total lease cost, per ASC 842, for the six months ended June 30, 2019		$197,839
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the six months ended June 30, 2019	29,433
Rent expense for the six months ended June 30, 2019		168,406
Add:	Rent expense for the six months ended December 31, 2018, as previously reported prior to the adoption of ASC 842	160,123
Rent expense for the twelve months ended June 30, 2019		$328,529

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the six months ended June 30, 2019 and 2018 (in thousands):

		For the Six Months Ended June 30,
		2019	2018
Cash provided by operating activities		$847,004	$875,233
Less:	Capital expenditures	295,608	224,117
	Excess tax benefit from share-based compensation payments	10,722	19,608
Free cash flow		$540,674	$631,508

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

Share repurchase program:
In January of 2011, our Board of Directors approved a share repurchase program. Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on November 13, 2018, and May 31, 2019, our Board of Directors each time approved a resolution to increase the authorization amount under our share repurchase program by an additional $1.00 billion, resulting in a cumulative authorization amount of $12.75 billion. Each additional authorization is effective for a three-year period, beginning on its respective announcement date.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Shares repurchased	1,633	1,575	2,560	3,763
Average price per share	$366.76	$264.38	$359.63	$256.64
Total investment	$598,846	$416,402	$920,692	$965,830

As of June 30, 2019, we had $1.08 billion remaining under our share repurchase program. Subsequent to the end of the second quarter and through August 8, 2019, we repurchased 0.5 million additional shares of our common stock under our share repurchase program, at an average price of $375.47, for a total investment of $175 million. We have repurchased a total of 75.3 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through August 8, 2019, at an average price of $157.22, for a total aggregate investment of $11.84 billion.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In July of 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvement” (“ASU 2018-11”), to provide an additional, optional transition method for adopting ASU 2016-02, which allows for an entity to choose to apply the new lease standard at adoption date and recognize a cumulative-effective adjustment to the opening balance of retained earnings in the period of adoption, while comparative periods presented will continue to be in accordance with current U.S. GAAP Topic 840. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. We adopted this new guidance with our first quarter ending March 31, 2019, using the additional, optional transition method, the package of transitional practical expedients relating to the identification, classification and initial direct costs of leases commencing before the effective date of Topic 842, the transitional practical expedient for the treatment of existing land easements and the practical expedient to make an accounting policy election, by class of underlying asset, to not separate nonlease components from lease components; however, we did not elect the hindsight transitional practical expedient. We made an accounting policy election to not apply recognition requirements of the guidance to short-term leases. Due to the adoption of this new guidance, we recognized right-of-use assets and lease liabilities of $1.9 billion each on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2019. The difference between the right-of-use assets and lease liabilities on the accompanying Condensed Consolidated Balance Sheet was primarily due to the accrual for straight-line rent expense. We made an adjustment to opening “Retained Deficit” on the accompanying Condensed Consolidated Balance Sheet in the amount of $1.4 million, net of the deferred tax impact, related to the adoption of this new guidance. With the adoption of this new guidance, our favorable lease assets and unfavorable lease liabilities, from a previous acquisition, were eliminated through an adjustment to opening “Operating lease, right-of-use assets” on the accompanying Condensed Consolidated Balance Sheet. The adoption of this new guidance did not have a material impact on our results of operations, cash flows, liquidity or covenant compliance under our existing credit agreement.

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

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving

Credit Facility. As of June 30, 2019, we had outstanding borrowings under our Revolving Credit Facility in the amount of $156 million, at the weighted-average variable interest rate of 4.229%. At this borrowing level, a 0.50% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $0.8 million.

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less. We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal. As of June 30, 2019, our cash and cash equivalents totaled $56 million.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of June 30, 2019, there have been no material changes in O’Reilly Automotive, Inc. and its subsidiaries’ risk factors since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

O’Reilly Automotive, Inc. and its subsidiaries (the “Company”) had no sales of unregistered securities during the six months ended June 30, 2019. The following table identifies all repurchases during the three months ended June 30, 2019, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
April 1, 2019, through April 30, 2019	16	$378.11	16	$673,596
May 1, 2019, through May 31, 2019	1,239	363.68	1,239	1,222,927
June 1, 2019, through June 30, 2019	378	376.37	378	$1,080,744
Total as of June 30, 2019	1,633	$366.76	1,633

(1)
Under the Company’s share repurchase program, as approved by its Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on November 13, 2018, and May 31, 2019, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $12.8 billion. The additional authorization is effective for a three-year period, beginning on its respective announcement date. The authorizations under the share repurchase program that currently have capacity are scheduled to expire on November 13, 2021, and May 31, 2022. No other share repurchase programs existed during the six months ended June 30, 2019.

Subsequent to the end of the second quarter and through August 8, 2019, the Company repurchased an additional 0.5 million shares of its common stock under its share repurchase program, at an average price of $375.47, for a total investment of $174.6 million. The Company has repurchased a total of 75.3 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through August 8, 2019, at an average price of $157.22, for a total aggregate investment of $11.8 billion.

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
4.1
Indenture, dated as of May 20, 2019, by and between O’Reilly Automotive, Inc. and U.S. Bank National Association, as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated as May 20, 2019, is incorporated herein by this reference.

4.2
First Supplemental Indenture, dated as of May 20, 2019, by and between O’Reilly Automotive, Inc. and U.S. Bank National Association, as Trustee, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 20, 2019, is incorporated herein by this reference.

4.3	Form of Note for 3.900% Senior Notes due 2029, included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 20, 2019, is incorporated herein by this reference.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	iXBRL Taxonomy Extension Schema.
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase.
101.DEF	iXBRL Taxonomy Extension Definition Linkbase.
101.LAB	iXBRL Taxonomy Extension Label Linkbase.
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted as Inline XBRL, contained in Exhibit 101 attachments.
*	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

August 8, 2019	/s/	Gregory D. Johnson
Date	Gregory D. Johnson
Chief Executive Officer and Co-President
(Principal Executive Officer)

August 8, 2019	/s/	Thomas McFall
Date	Thomas McFall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)