Form 10-Q
period 2020-03-31
O REILLY AUTOMOTIVE INC
filed 2020-05-08
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

O’REILLY AUTOMOTIVE, INC.

(Exact name of registrant as specified in its charter)

Missouri	000-21318	27-4358837
(State or other jurisdiction of	Commission file number	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value - 74,225,644 shares outstanding as of May 4, 2020.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$287,067	$40,406
Accounts receivable, net	221,167	214,915
Amounts receivable from suppliers	83,446	79,492
Inventory	3,556,723	3,454,092
Other current assets	53,397	44,757
Total current assets	4,201,800	3,833,662

Property and equipment, at cost	6,314,339	6,191,427
Less: accumulated depreciation and amortization	2,305,695	2,243,224
Net property and equipment	4,008,644	3,948,203

Operating lease, right-of-use assets	1,935,295	1,928,369
Goodwill	910,141	936,814
Other assets, net	52,982	70,112
Total assets	$11,108,862	$10,717,160

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,758,199	$3,604,722
Self-insurance reserves	83,262	79,079
Accrued payroll	103,804	100,816
Accrued benefits and withholdings	72,561	98,539
Income taxes payable	12,884	—
Current portion of operating lease liabilities	316,932	316,061
Other current liabilities	277,290	270,210
Total current liabilities	4,624,932	4,469,427

Long-term debt	4,471,248	3,890,527
Operating lease liabilities, less current portion	1,661,991	1,655,297
Deferred income taxes	73,212	133,280
Other liabilities	168,635	171,289

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
74,199,261 as of March 31, 2020, and
75,618,659 as of December 31, 2019	742	756
Additional paid-in capital	1,271,250	1,280,760
Retained deficit	(1,137,392)	(889,066)
Accumulated other comprehensive (loss) income	(25,756)	4,890
Total shareholders’ equity	108,844	397,340

Total liabilities and shareholders’ equity	$11,108,862	$10,717,160

Note:  The balance sheet at December 31, 2019, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2020	2019
Sales	$2,476,487	$2,410,608
Cost of goods sold, including warehouse and distribution expenses	1,180,581	1,131,318
Gross profit	1,295,906	1,279,290

Selling, general and administrative expenses	872,345	834,504
Operating income	423,561	444,786

Other income (expense):
Interest expense	(39,386)	(34,291)
Interest income	675	554
Other, net	(5,190)	3,103
Total other expense	(43,901)	(30,634)

Income before income taxes	379,660	414,152
Provision for income taxes	79,222	93,000
Net income	$300,438	$321,152

Earnings per share-basic:
Earnings per share	$4.00	$4.09
Weighted-average common shares outstanding – basic	75,022	78,484

Earnings per share-assuming dilution:
Earnings per share	$3.97	$4.05
Weighted-average common shares outstanding – assuming dilution	75,663	79,297

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2020	2019
Net income	$300,438	$321,152
Other comprehensive income (loss):
Foreign currency translation adjustments	(30,646)	—
Total other comprehensive loss	(30,646)	—

Comprehensive income	$269,792	$321,152

See accompanying Notes to condensed consolidated financial statements.

/O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	For the Three Months Ended March 31, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2019	75,619	$756	$1,280,760	$(889,066)	$4,890	$397,340
Net income	—	—	—	300,438	—	300,438
Total other comprehensive loss	—	—	—	—	(30,646)	(30,646)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	12	—	4,104	—	—	4,104
Net issuance of common stock upon exercise of stock options	52	1	6,135	—	—	6,136
Share-based compensation	—	—	5,524	—	—	5,524
Share repurchases, including fees	(1,484)	(15)	(25,273)	(548,764)	—	(574,052)
Balance at March 31, 2020	74,199	$742	$1,271,250	$(1,137,392)	$(25,756)	$108,844

	For the Three Months Ended March 31, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at December 31, 2018	79,044	$790	$1,262,063	$(909,186)	$—	$353,667
Cumulative effective adjustment from adoption of ASU 2016-02	—	—	—	(1,410)	—	(1,410)
Net income	—	—	—	321,152	—	321,152
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	12	—	3,772	—	—	3,772
Net issuance of common stock upon exercise of stock options	133	2	11,953	—	—	11,955
Share-based compensation	—	—	5,085	—	—	5,085
Share repurchases, including fees	(927)	(9)	(14,841)	(307,006)	—	(321,856)
Balance at March 31, 2019	78,262	$783	$1,268,032	$(896,450)	$—	$372,365

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net income	$300,438	$321,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	73,963	63,964
Amortization of debt discount and issuance costs	1,035	918
Deferred income taxes	(58,732)	4,312
Share-based compensation programs	5,875	5,424
Other	1,739	2,245
Changes in operating assets and liabilities:
Accounts receivable	(12,208)	(60,914)
Inventory	(106,937)	(35,405)
Accounts payable	156,584	60,918
Income taxes payable	131,949	82,476
Other	(34,613)	(4,468)
Net cash provided by operating activities	459,093	440,622

Investing activities:
Purchases of property and equipment	(133,284)	(152,914)
Proceeds from sale of property and equipment	1,901	1,811
Investment in tax credit equity investments	(95,259)	—
Other	—	(295)
Net cash used in investing activities	(226,642)	(151,398)

Financing activities:
Proceeds from borrowings on revolving credit facility	1,052,000	874,000
Payments on revolving credit facility	(969,000)	(831,000)
Proceeds from the issuance of long-term debt	499,795	—
Payment of debt issuance costs	(2,990)	—
Repurchases of common stock	(574,052)	(321,856)
Net proceeds from issuance of common stock	9,800	15,224
Other	(253)	(190)
Net cash provided by (used in) financing activities	15,300	(263,822)

Effect of exchange rate changes on cash	(1,090)	—
Net increase in cash and cash equivalents	246,661	25,402
Cash and cash equivalents at beginning of the period	40,406	31,315
Cash and cash equivalents at end of the period	$287,067	$56,717

Supplemental disclosures of cash flow information:
Income taxes paid	$4,975	$5,335
Interest paid, net of capitalized interest	46,282	47,796

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2020

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Principles of consolidation:

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company balances and transactions have been eliminated in consolidation.

Variable Interest Entities:

The Company invests in certain tax credit funds that promote renewable energy.  These investments generate a return primarily through the realization of federal tax credits and other tax benefits.  The Company accounts for its renewable energy investments using the deferral method.  Under this method, realized investment tax credits and other tax benefits are recognized as a reduction of the renewable energy investments.

The Company considers its investment in these tax credit funds as an investment in variable interest entities (“VIE”).  The Company analyzes any investments in VIEs to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities.  As of March 31, 2020, the Company invested in two unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of either entity, as it did not have the power to control the activities that most significantly impact the entities, and has accounted for these investments using the equity method.  The Company’s maximum exposure to losses associated with these VIEs is limited to its net investment, which was $14.3 million as of March 31, 2020, and was included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

NOTE 2 – BUSINESS COMBINATION

After the close of business on November 29, 2019, the Company completed the acquisition of Mayoreo de Autopartes y Aceites, S.A. de C.V. (“Mayasa”), a specialty retailer of automotive aftermarket parts headquartered in Guadalajara, Jalisco, Mexico pursuant to a stock purchase agreement.  The results of Mayasa’s operations have been included in the Company’s condensed consolidated financial statements beginning from the date of acquisition.  Pro forma results of operations related to the acquisition of Mayasa are not presented as Mayasa’s results are not material to the Company’s results of operations.

The purchase price allocation process, which is still ongoing, consists of collecting data and information to enable the Company to value the assets acquired and liabilities assumed as a result of the business combination.  The Company has substantially completed purchase price allocations related to working capital, including inventory, accounts receivable and accounts payable, and property, plant and equipment.  Potential identifiable intangible assets that continue to be evaluated include, but are not limited to, trade names and trademarks, non-compete agreements and customer relationships.  In addition, other assets, including internal use software, and other liabilities may be identified, valued and recorded.  The Company has engaged a third party valuation specialist to assist with the valuation of the intangible assets and internal use software.  This process is ongoing and the Company remains in the initial measurement period due to constrained resources resulting from the Company’s focus on managing through the novel coronavirus (“COVID-19”) pandemic.

The preliminary purchase price allocation is provisional and will change as additional information pertaining to the acquisition date is obtained and valuation work is completed during the initial measurement period.  The Company’s preliminary assessment resulted in the initial recognition of $128.1 million of goodwill and intangible assets included in “Goodwill” on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2019.  Goodwill generated from this acquisition is not amortizable for tax purposes.

NOTE 3 – FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities measured at fair value on a recurring basis:

The Company invests in various marketable securities with the intention of selling these securities to fulfill its future unsecured obligation under the Company’s nonqualified deferred compensation plan.  See Note 11 for further information concerning the Company’s benefit plans.

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019.  The Company recorded a decrease in fair value related to its marketable securities in the amount of $5.2 million for the three months ended March 31, 2020, and an increase in fair value to its marketable securities in the amount of $2.8 million for the three months ended March 31, 2019, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of March 31, 2020, and December 31, 2019 (in thousands):

March 31, 2020
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$28,141	$—	$—	$28,141

December 31, 2019
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$32,201	$—	$—	$32,201

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of March 31, 2020, and December 31, 2019, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019.  See Note 6 for further information concerning the Company’s senior notes and unsecured revolving credit facility.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of March 31, 2020, and December 31, 2019, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$4,127,248	$4,220,514	$3,629,527	$3,881,925

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

NOTE 4 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company considers the following factors when determining if collection is reasonably assured: customer creditworthiness, past transaction history with the customer, current expectations of future economic and industry trends, changes in customer payment terms and management’s expectations.  Allowances for doubtful accounts are determined based on historical experience and an evaluation of the current composition of accounts receivable.  The Company grants credit to certain professional service provider and jobber customers who meet the Company’s pre-established credit requirements.  Concentrations of credit risk with respect to these receivables are limited because the Company’s customer base consists of a large number of small customers, spreading the credit risk across a broad base regarded as a single class of financing receivable by the Company.  The Company also controls this credit risk through credit approvals, credit limits and accounts receivable and credit monitoring procedures.  Generally, the Company does not require security when credit is granted to customers.  Credit is granted to customers on a short-term basis, consisting primarily of daily, weekly or monthly accounts.  Credit losses are provided for in the Company’s condensed consolidated financial statements and have consistently been within management’s expectations.

The Company’s allowance for doubtful accounts are included in “Accounts receivable, net” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019.  The following table identifies the changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2020 (in thousands):

Allowance for doubtful accounts, balance at December 31, 2019	$14,417
Reserve accruals	2,322
Uncollectable accounts written-off	(1,666)
Foreign currency translation	(146)
Allowance for doubtful accounts, balance at March 31, 2020	$14,927

The Company receives concessions from its suppliers through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates and co-operative advertising.  Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred.  All other supplier concessions are recognized as a reduction to the cost of sales.  Amounts receivable from suppliers also include amounts due to the Company for changeover merchandise and product returns.  The Company regularly reviews supplier receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s suppliers’ financial positions and corresponding abilities to meet financial obligations.  Management does not believe there is a reasonable likelihood that the Company will be unable to collect the aggregate amounts receivable from suppliers and the Company did not record a reserve for uncollectable amounts from suppliers in the condensed consolidated financial statements as of March 31, 2020, and December 31, 2019.

See Note 14 for further information concerning the Company’s adoption of Accounting Standard Codification 326 – Financial Instruments – Credit Losses.

NOTE 5 – LEASES

The Company leases certain office space, retail stores, distribution centers and equipment under long-term, non-cancelable operating leases.  The following table summarizes Total lease cost for the three months ended March 31, 2020 and 2019, which was primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended
	March 31,
	2020	2019
Operating lease cost	$83,195	$78,814
Short-term operating lease cost	1,784	2,058
Variable operating lease cost	20,333	18,378
Sublease income	(1,175)	(957)
Total lease cost	$104,137	$98,293

The following table summarizes other lease related information for the three months ended March 31, 2020:

	For the Three Months Ended
	March 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$82,607	$78,298
Right-of-use assets obtained in exchange for new operating lease liabilities	$71,131	$10,940

NOTE 6 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Revolving Credit Facility, weighted-average variable interest rate of 2.213%	$344,000	$261,000
4.875% Senior Notes due 2021, effective interest rate of 4.948%	500,000	500,000
4.625% Senior Notes due 2021, effective interest rate of 4.644%	300,000	300,000
3.800% Senior Notes due 2022, effective interest rate of 3.845%	300,000	300,000
3.850% Senior Notes due 2023, effective interest rate of 3.851%	300,000	300,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	—
Principal amount of long-term debt	4,494,000	3,911,000
Less: Unamortized discount and debt issuance costs	22,752	20,473
Long-term debt	$4,471,248	$3,890,527

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

As of March 31, 2020, and December 31, 2019, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $39.1 million and $38.9 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of March 31, 2020, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders.  As of March 31, 2020, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:

On March 25, 2020, the Company issued $500 million aggregate principal amount of unsecured 4.200% Senior Notes due 2030 (“4.200% Senior Notes due 2030”) at a price to the public of 99.959% of their face value with U.S. Bank National Association (“U.S. Bank”) as trustee. Interest on the 4.200% Senior Notes due 2030 is payable on April 1 and October 1 of each year, beginning on October 1, 2020, and is computed on the basis of a 360-day year.

The Company has issued a cumulative $4.2 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2030, with UMB Bank, N.A. and U.S. Bank as trustees. Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of March 31, 2020.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019; the following table identifies the changes in the Company’s aggregate product warranty liabilities for the three months ended March 31, 2020 (in thousands):

Warranty liabilities, balance at December 31, 2019	$61,069
Warranty claims	(23,375)
Warranty accruals	22,901
Warranty liabilities, balance at March 31, 2020	$60,595

NOTE 8 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  As announced on February 5, 2020, the Company’s Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $13.8 billion.  The additional authorization is effective for three years, beginning on its respective announcement date.  On March 16, 2020, the Company ceased share repurchases under its share repurchase program to conserve liquidity in response to the uncertainty related to COVID-19, and the Company will continue to evaluate current and expected business conditions and resume share repurchases under its share repurchase program when appropriate.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2020	2019
Shares repurchased	1,484	927
Average price per share	$386.71	$347.09
Total investment	$574,037	$321,846

As of March 31, 2020, the Company had $1.0 billion remaining under its share repurchase program.  Subsequent to the end of the first quarter, the Company did not repurchase any additional shares of its common stock.  The Company has repurchased a total of 77.7 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 8, 2020, at an average price of $164.22, for a total aggregate investment of $12.8 billion.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations. The table below summarizes activity for changes in accumulated other comprehensive income (loss) for the three months March 31, 2020 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income (Loss)
Accumulated other comprehensive income, balance at December 31, 2019	$4,890	$4,890
Change in accumulated other comprehensive loss	(30,646)	(30,646)
Accumulated other comprehensive loss, balance at March 31, 2020	$(25,756)	$(25,756)
(1)	Foreign currency is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 10 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended
	March 31,
	2020	2019
Sales to do-it-yourself customers	$1,345,482	$1,337,029
Sales to professional service provider customers	1,070,199	1,038,781
Other sales and sales adjustments	60,806	34,798
Total sales	$2,476,487	$2,410,608

As of March 31, 2020, and December 31, 2019, the Company had recorded a deferred revenue liability of $4.2 million and $4.1 million, respectively, related to its loyalty program, which were included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. During the three months ended March 31, 2020 and 2019, the Company recognized $3.2 million and $3.9 million, respectively, of deferred revenue related to its loyalty program, which were included in “Sales” on the accompanying Condensed Consolidated Statements of Income.

See Note 7 for information concerning the expected costs associated with the Company’s assurance warranty obligations.

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

The table below identifies stock option activity under these plans during the three months ended March 31, 2020 (in thousands, except per share data):

	Shares	Weighted- Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2019	1,635	$218.10
Granted	137	387.30
Exercised	(52)	116.78
Forfeited or expired	(7)	258.79
Outstanding at March 31, 2020	1,713	$234.59
Exercisable at March 31, 2020	1,105	$183.34

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the three months ended March 31, 2020 and 2019:

	March 31,
	2020		2019
Risk free interest rate	1.02%		2.50%
Expected life	6.4	Years	6.2	Years
Expected volatility	25.5%		25.0%
Expected dividend yield	—%		—%

The following table summarizes activity related to stock options awarded by the Company for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2020	2019
Compensation expense for stock options awarded	$4,878	$4,508
Income tax benefit from compensation expense related to stock options	1,276	1,112
Weighted-average grant-date fair value of options awarded	$107.26	$108.74

The remaining unrecognized compensation expense related to unvested stock option awards at March 31, 2020, was $43.2 million, and the weighted-average period of time over which this cost will be recognized is 2.9 years.

Other share-based compensation plans:

The Company sponsors other share-based compensation plans:  an employee stock purchase plan and incentive plans that provide for the awarding of shares of restricted stock to certain key employees and directors.  The Company’s employee stock purchase plan (the “ESPP”) permits eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value.  The fair value of shares issued under the ESPP is based on the average of the high and low market prices of the Company’s common stock during the offering periods, and compensation expense is recognized based on the discount between the fair value and the employee purchase price for the shares sold to employees.  Restricted stock awarded under the incentive plans to certain key employees and directors vests evenly over a three-year period and is held in escrow until such vesting has occurred.  The fair value of shares awarded under the incentive plans is based on the closing market price of the Company’s common stock on the date of the award, and compensation expense is recorded evenly over the vesting period or the minimum required service period.

The table below summarizes activity related to the Company’s other share-based compensation plans for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended
	March 31,
	2020	2019
Compensation expense for shares issued under the ESPP	$646	$577
Income tax benefit from compensation expense related to shares issued under the ESPP	169	142
Compensation expense for restricted shares awarded	351	339
Income tax benefit from compensation expense related to restricted awards	$92	$84

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned.  The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the three months ended March 31, 2020 or 2019.  The Company expensed matching contributions under the 401(k) Plan in the amounts of $7.0 million and $6.0 million for the three months ended March 31, 2020 and 2019, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:

The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $28.1 million and $32.2 million as of March 31, 2020, and December 31, 2019, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million for each of the three months ended March 31, 2020 and 2019, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Stock appreciation rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  As of March 31, 2020, there were 8,009 stock appreciation rights outstanding, and during the three months ended March 31, 2020, there was no stock appreciation rights activity.  The liability for compensation to be paid for redeemed stock appreciation rights was less than $0.1 million as of March 31, 2020, which was included in “Other liabilities” on the Condensed Consolidated Balance Sheets. Compensation expense for stock appreciation rights was less than $0.1 million for the three months ended March 31, 2020, which was included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 12 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2020	2019
Numerator (basic and diluted):
Net income	$300,438	$321,152

Denominator:
Weighted-average common shares outstanding – basic	75,022	78,484
Effect of stock options (1)	641	813
Weighted-average common shares outstanding – assuming dilution	75,663	79,297

Earnings per share:
Earnings per share-basic	$4.00	$4.09
Earnings per share-assuming dilution	$3.97	$4.05

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	349	176
Weighted-average exercise price per share of antidilutive stock options (1)	$377.41	$347.98
(1)	See Note 11 for further information concerning the terms of the Company’s share-based compensation plans.

For the three months ended March 31, 2020 and 2019, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

NOTE 13 – LEGAL MATTERS

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

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In June of 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  Under ASU 2016-13, businesses and other organizations are required to present financial assets, measured at amortized costs basis, at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis, such as trade receivables.  The measurement of expected credit loss will be based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount.  For public companies, ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted.  The Company adopted this guidance using the modified retrospective adoption method beginning with its first quarter ending March 31, 2020, and applied it to all applicable accounts.  The application of this new guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.  See Note 4 for further information concerning the Company’s allowance for accounts receivable.

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

●	recent developments within our Company;
●	an overview of the key drivers of the automotive aftermarket industry;
●	our results of operations for the three months ended March 31, 2020 and 2019;
●	our liquidity and capital resources;
●	any contractual obligations, to which we are committed;
●	our critical accounting estimates;
●	the inflation and seasonality of our business; and
●	recent accounting pronouncements that may affect our Company.

The review of Management’s Discussion and Analysis should be made in conjunction with our condensed consolidated financial statements, related notes and other financial information, forward-looking statements and other risk factors included elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend” or similar words.  In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results.  Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the COVID-19 pandemic or other public health crisis, the economy in general, inflation, tariffs, product demand, the market for auto parts, competition, weather, risks associated with the performance of acquired businesses, our ability to hire and retain qualified employees, consumer debt levels, our increased debt levels, credit ratings on public debt, governmental regulations, information security and cyber-attacks, terrorist activities, war and the threat of war.  Actual results may materially differ from anticipated results described or implied in these forward-looking statements.  Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2019, and subsequent Securities and Exchange Commission filings, for additional factors that could materially affect our financial performance.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

RECENT DEVELOPMENTS

The COVID-19 pandemic has caused significant disruption to the economy, and placed pressure on our business beginning in mid-March of 2020, as self-quarantine or stay at home orders were put in place in most cities, counties and states.  We have been deemed an essential service provider in the communities we serve and have taken many steps to promote the health and safety of our customers and team members, strengthen our liquidity and mitigate the impact on our operations and financial performance, as we have been able to keep our stores open and operating to meet our customers’ critical needs during the COVID-19 crisis.

These actions include, but not limited to:

●	Implementing social distancing standards throughout the company, providing our team members with personal protective equipment, and modifying store procedures including the implementation of curbside pickup for Buy Online, Pick Up In-Store orders;
●	Reduced store operating hours across the chain;
●	Put in place programs to relax attendance policies as well as advance sick time to assist Team Members who are sick or need time away to support family members;
●	Delaying certain capital investments and prudently managing our cost structure in response to sales pressures;

●	Successfully issued $500 million aggregate principal amount unsecured 4.20% Senior Notes due 2030, and drawing an additional $250 million on our existing revolving credit facility;
●	Temporarily suspended our share repurchase program on March 16, 2020; and
●	Utilize relief efforts as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) signed into law on March 27, 2020, which includes bonus depreciation on eligible property, deferral of employer portion of social security taxes, and deferral of other tax payments.

While we continue to make adjustments as we navigate the current environment, we are unable to predict how long the current crisis will last or how severe the impact will be to our customers and our business.

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

Our extensive product line includes an assortment of products that are differentiated by quality and price for most of the product lines we offer.  For many of our product offerings, this quality differentiation reflects “good,” “better,” and “best” alternatives.  Our sales and total gross profit dollars are, generally, highest for the “best” quality category of products.  Consumers’ willingness to select products at a higher point on the value spectrum is a driver of sales and profitability in our industry.  We have ongoing initiatives focused on marketing and training to educate customers on the advantages of ongoing vehicle maintenance, as well as “purchasing up” on the value spectrum.

Our stores also offer enhanced services and programs to our customers, including used oil, oil filter and battery recycling; battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops.  As of March 31, 2020, we operated 5,512 stores in 47 U.S. states and 21 stores in Mexico.

We are influenced by a number of general macroeconomic factors that impact both our industry and our consumers, including, but not limited to, fuel costs, unemployment trends, interest rates, and other economic factors.  Due to the nature of these macroeconomic factors, we are unable to determine how long current conditions will persist and the degree of impact future changes may have on our business.  Macroeconomic factors, such as increases in the U.S. unemployment rate, and demand drivers specific to the automotive aftermarket, such as U.S. miles driven, have been pressured as a result of the COVID-19 stay at home orders and created a challenging demand environment in many of our markets beginning in March of 2020, the duration and severity of which we are unable to predict.

We believe the key drivers of current and future long-term demand for the products sold within the automotive aftermarket include the number of U.S. miles driven, number of U.S. registered vehicles, new light vehicle registrations and average vehicle age.

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the Department of Transportation, the number of total miles driven in the U.S. increased 0.9%, 0.4% and 1.2% in 2019, 2018 and 2017, respectively, and through February of 2020, year-to-date miles driven increased 2.1%.  Miles driven statistics for March 2020 have not yet been released, but we believe, when released, they will reflect a significant decrease as a result of the measures taken by state and local governments in response to COVID-19.  To the extent these measures continue to be in place in the future, or have to be reinstated as a result of a resurgence of COVID-19, we believe there will be continued negative impact to miles driven, but we are unable to predict the duration and severity of the impact to our business.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by The Auto Care Association, the total number of registered vehicles increased 8.1% from 2008 to 2018, bringing the number of light vehicles on the road to 272 million by the end of 2018.  For the year ended December 31, 2019, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 16.7 million.  In the past decade, vehicle scrappage rates have remained relatively stable, ranging from 4.4% to 5.7% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 20.6%, from 9.7 years in 2008 to 11.7 years in 2018.

Estimates of the SAAR for 2020, have been revised significantly downward, as a result of the sharp decline in new vehicle sales coinciding with the onset of COVID-19, and the outlook for SAAR is highly uncertain, as the severity and duration of the COVID-19 crisis is indeterminable.  However, the rate of new vehicle sales in any given year represents a small percentage of the total light vehicle population and has a muted impact on the total number of vehicles on the road and average age of vehicles in the short term.

We believe the increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains, interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles.  As the average age of vehicles on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty.  These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles.  We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended March 31, 2020, increased $66 million or 3% to $2.48 billion from $2.41 billion for the same period one year ago.  Comparable store sales for stores open at least one year decreased 1.9% and increased 3.2% for the three months ended March 31, 2020 and 2019, respectively.  Comparable store sales are calculated based on the change in sales for stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members, as well as sales from Leap Day in the three months ended March 31, 2020. Online sales, resulting from ship-to-home orders and pickup in-store orders, for stores open at least one year, are included in the comparable store sales calculation.

The following table presents the components of the increase in sales for the three months ended March 31, 2020 (in millions):

Increase in Sales for the Three Months Ended
March 31, 2020
Compared to the Same Period in 2019
Store sales:
Comparable store sales	$(44)
Non-comparable store sales:
Sales for stores opened throughout 2019, excluding stores open at least one year that are included in comparable store sales and sales from the acquired Mayasa stores	44
Sales for stores opened throughout 2020	8
Sales from Leap Day	34
Decline in sales for stores that have closed	(2)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	26
Total increase in sales	$66

We believe the increased sales are the result of store growth, the acquisition of Mayasa, sales from one additional day due to Leap Day, the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory in our regional distribution centers, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.  These benefits were offset, in part, by significant sales headwinds beginning in the middle of March as a result of COVID-19.

Our comparable store sales decrease for the three months ended March 31, 2020, was driven by negative transaction counts for both DIY and professional service provider customers, partially offset by increases in average ticket for both DIY and professional service provider customers.  Prior to stay at home orders taking effect in most of our market areas beginning in the middle of March 2020, we experienced positive comparable store sales growth driven by an increase in average ticket for both DIY and professional service provider customers, partially offset by negative transaction counts, comprised of negative transaction counts for DIY customers, partially offset by positive transaction counts for professional service provider customers.  The improvement in average ticket values was the result of the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered and more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time, creating pressure on customer transaction counts.  However, when repairs are needed, the cost of replacement parts is, on average, greater, which benefits average ticket values.  Average ticket values also benefited from increased selling prices on a SKU-by-SKU basis, as compared to the prior year, driven by increases in acquisition cost of inventory, which were passed on in market prices.  Transaction counts prior to the stay at home orders taking effect were also negatively impacted by unseasonably mild winter weather in many of our markets, which did not stress vehicle components, resulting in a lower level of automobile parts breakage.

As the COVID-19 stay at home orders and recommendations took effect in our markets in the middle of March 2020, transaction counts for both DIY and professional service provider customers turned sharply negative, with a larger impact realized on the professional side of the business as we believe the demographic served by our professional service provider customers is more likely to accommodate working from home than a typical DIY customer.  As a result of this impact from COVID-19, our comparable store sales for the four-week period beginning in the middle of March and extending into April decreased 13%.  We cannot predict what continued impact the COVID-19 pandemic will have to our business in the future given that there is a high degree of uncertainty as to the duration and severity of the pandemic, the required necessary preventative stay at home measures and the mitigating impact of government stimulus for consumers.

We opened 73 net, new U.S. stores during the three months ended March 31, 2020, compared to opening 62 net, new U.S. stores for the three months ended March 31, 2019.  In addition, on January 1, 2019, we began operating 33 acquired Bennett stores, and during the three months ended March 31, 2019, we merged of eight of these acquired Bennett stores into existing O’Reilly locations.  As of March 31, 2020, we operated 5,512 stores in 47 U.S. states and 21 stores in Mexico compared to 5,306 stores in 47 U.S. states at March 31, 2019.

Gross profit:

Gross profit for the three months ended March 31, 2020, increased 1% to $1.30 billion (or 52.3% of sales) from $1.28 billion (or 53.1% of sales) for the same period one year ago.  The increase in gross profit dollars for the three months ended March 31, 2020, was primarily the result of new stores and the acquired Mayasa stores and one additional day due to Leap Day, partially offset by the decrease in comparable store sales at existing stores.  The decrease in gross profit as a percentage of sales for the three months ended March 31, 2020, was due to product mix, related to lower demand of seasonal products and a deleverage on fixed distribution costs as a result of the decrease in comparable store sales.  We determine inventory cost using the last-in, first-out (“LIFO”) method, but have, over time, seen our LIFO reserve balance exhausted, as a result of cumulative historical acquisition cost decreases. Our policy is to not write up inventory in excess of replacement cost, and accordingly, we are effectively valuing our inventory at replacement cost.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2020, increased 5% to $872 million (or 35.2% of sales) from $835 million (or 34.6% of sales) for the same period one year ago.  The increase in total SG&A dollars for the three months ended March 31, 2020, was the result of additional facilities and vehicles to support our increased sales and store count and one additional day due to Leap Day.  The increase in SG&A as a percentage of sales for the three months ended March 31, 2020, was principally due to deleverage on fixed costs as a result of the decrease in comparable store sales.

Operating income:

As a result of the impacts discussed above, operating income for the three months ended March 31, 2020, decreased 5% to $424 million (or 17.1% of sales) from $445 million (or 18.5% of sales) for the same period one year ago.

Other income and expense:

Total other expense for the three months ended March 31, 2020, increased 43% to $44 million (or 1.8% of sales) from $31 million (or 1.3% of sales) for the same period one year ago.  The increase in total other expense for the three months ended March 31, 2020, was the result of a decrease in the value of our trading securities, as compared to an increase in the same period one year ago, and increased interest expense on higher average outstanding borrowings.

Income taxes:

Our provision for income taxes for the three months ended March 31, 2020, decreased 15% to $79 million (20.9% effective tax rate) from $93 million (22.5% effective tax rate) for the same period one year ago.  The decrease in our provision for income taxes for the three months ended March 31, 2020, was the result of lower taxable income and benefits from renewable energy investment tax credits, partially offset by lower excess tax benefits from share-based compensation.  The decrease in our effective tax rate for the three months ended March 31, 2020, was the result of benefits from renewable energy investment tax credits, partially offset by lower excess tax benefits from share-based compensation.

Net income:

As a result of the impacts discussed above, net income for the three months ended March 31, 2020, decreased to $300 million (or 12.1% of sales) from $321 million (or 13.3% of sales) for the same period one year ago.

Earnings per share:

Our diluted earnings per common share for the three months ended March 31, 2020, decreased 2% to $3.97 on 76 million shares from $4.05 on 79 million shares for the same period one year ago.

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

As we operate amid uncertainty and disruption caused by the COVID-19 pandemic, we have taken prudent steps to support the continued stability and financial flexibility of our Company.  Our teams have taken action to reduce costs and conserve cash, which includes delaying capital investments and the suspension of our share repurchase program.  At March 31, 2020, we held approximately $250 million in additional cash resulting from incremental borrowings we elected to make during the period.  As we are unable to determine the duration or severity of this crisis, we cannot predict its impact on our ability to generate funds from operations or maintain liquidity, and as such, we will continue to make adjustments as we navigate the current and expected environment.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended
	March 31,
Liquidity:	2020	2019
Total cash provided by/(used in):
Operating activities	$459,093	$440,622
Investing activities	(226,642)	(151,398)
Financing activities	15,300	(263,822)
Effect of exchange rate changes on cash	(1,090)	—
Net increase in cash and cash equivalents	$246,661	$25,402

Capital expenditures	$133,284	$152,914
Free cash flow (1)	227,170	279,195
(1)	Calculated as net cash provided by operating activities, less capital expenditures and excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period.

Operating activities:

The increase in net cash provided by operating activities during the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to a smaller increase in accounts receivable, partially offset by lower net income.  The smaller increase in accounts receivable was primarily due to an increase in credit card receivables in the comparable period in the prior year due to the business day timing of period end dates.

Investing activities:

The increase in net cash used in investing activities during the three months ended March 31, 2020, compared to the same period in 2019, was the result of investments in tax credit equity investments, partially offset by a decrease in capital expenditures.  Investments in tax credit equity investments were the result of entering into tax credit equity investments primarily for the purpose of receiving renewable energy credits.  The decrease in capital expenditures was primarily due to the level of distribution expansion projects in the comparable period of the prior year.

Financing activities:

The net cash provided by financing activities during the three months ended March 31, 2020, versus net cash used in financing activities during the three months ended March 31, 2019, was attributable to the net proceeds from the issuance of long-term debt and higher average borrowings on our revolving credit facility in the current period, partially offset by an increase in repurchases of our common stock during current period, as compared to the same period in the prior year.

Unsecured revolving credit facility:

On April 5, 2017, the Company entered into a credit agreement (the “Credit Agreement”).  The Credit Agreement provides for a five-year $1.2 billion unsecured revolving credit facility (the “Revolving Credit Facility”) arranged by JPMorgan Chase Bank, N.A., which is scheduled to mature in April 2022.  The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings.  As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $600 million, provided that the aggregate amount of the commitments does not exceed $1.8 billion at any time.

As of March 31, 2020, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $39.1 million, reducing the aggregate availability under the Credit Agreement by that amount.  As of March 31, 2020, we had outstanding borrowings under the Revolving Credit Facility in the amount of $344.0 million.

Senior Notes:

On March 25, 2020, we issued $500 million aggregate principal amount of unsecured 4.200% Senior Notes due 2030 (“4.200% Senior Notes due 2030”) at a price to the public of 99.959% of their face value with U.S. Bank National Association (“U.S. Bank”) as trustee. Interest on the 4.200% Senior Notes due 2030 is payable on April 1 and October 1 of each year, beginning on October 1, 2020, and is computed on the basis of a 360-day year.

We have issued a cumulative $4.2 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2030, with UMB Bank, N.A. and U.S. Bank as trustees.  Interest on the senior notes, ranging from 3.550% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year.  None of our subsidiaries is a guarantor under our senior notes.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of March 31, 2020, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 5.08 times and 5.29 times as of March 31, 2020 and 2019, respectively, and a consolidated leverage ratio of 2.45 times and 2.11 times as of March 31, 2020 and 2019, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended March 31, 2020 and 2019 (dollars in thousands):

		For the Twelve Months Ended
		March 31,
		2020	2019
GAAP net income		$1,370,328	$1,340,733
Add:	Interest expense	145,070	128,203
	Rent expense (1)	342,908	322,881
	Provision for income taxes	385,509	372,100
	Depreciation expense	279,103	250,023
	Amortization expense	1,771	2,958
	Non-cash share-based compensation	22,372	20,424
Non-GAAP EBITDAR		$2,547,061	$2,437,322

	Interest expense	$145,070	$128,203
	Capitalized interest	13,197	9,716
	Rent expense (1)	342,908	322,881
Total fixed charges		$501,175	$460,800

Consolidated fixed charge coverage ratio		5.08	5.29

GAAP debt		$4,471,248	$3,460,921
Add:	Stand-by letters of credit	39,083	39,201
	Discount on senior notes	3,510	4,090
	Debt issuance costs	19,242	14,989
	Five-times rent expense	1,714,540	1,614,405
Non-GAAP adjusted debt		$6,247,623	$5,133,606

Consolidated leverage ratio		2.45	2.11
(1)	The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”), adopted and effective January 1, 2019, the most directly comparable GAAP financial measure, for the twelve months ended March 31, 2020 and 2019 (in thousands):

Total lease cost, per ASC 842, for the twelve months ended March 31, 2020		$404,138
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the twelve months ended March 31, 2020	61,230
Rent expense for the twelve months ended March 31, 2020		$342,908

Total lease cost, per ASC 842, for the three months ended March 31, 2019		$98,293
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the three months ended March 31, 2019	14,567
Rent expense for the three months ended March 31, 2019		83,726
Add:	Rent expense for the nine months ended December 31, 2019, as previously reported prior to the adoption of ASC 842	239,155
Rent expense for the twelve months ended March 31, 2019		$322,881

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the three months ended March 31, 2020 and 2019 (in thousands):

		For the Three Months Ended
		March 31,
		2020	2019
Cash provided by operating activities		$459,093	$440,622
Less:	Capital expenditures	133,284	152,914
	Excess tax benefit from share-based compensation payments	3,380	8,513
	Investment in tax credit equity investments	95,259	—
Free cash flow		$227,170	$279,195

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

Share repurchase program:

In January of 2011, our Board of Directors approved a share repurchase program.  Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  As announced on February 5, 2020, our Board of Directors approved a resolution to increase the authorization amount under our share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $13.8 billion.  The additional authorization is effective for a three-year period, beginning on its respective announcement date.  On March 16, 2020, the Company ceased share repurchases under its share repurchase program to conserve liquidity in response to the uncertainty related to COVID-19, and the Company will continue to evaluate current and expected business conditions and resume share repurchases under its share repurchase program when appropriate.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2020	2019
Shares repurchased	1,484	927
Average price per share	$386.71	$347.09
Total investment	$574,037	$321,846

As of March 31, 2020, we had $994.6 million remaining under our share repurchase program.  Subsequent to the end of the first quarter, we did not repurchase any additional shares of our common stock.  We have repurchased a total of 77.7 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through May 8, 2020, at an average price of $164.22, for a total aggregate investment of $12.8 billion.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations, to which we are committed, since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with GAAP requires the application of certain estimates and judgments by management. Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the condensed consolidated financial statements are prepared. There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 14 “Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements for information about recent accounting pronouncements.

INTERNET ADDRESS AND ACCESS TO SEC FILINGS

Our Internet address is www.OReillyAuto.com. Interested readers can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov and searching with our ticker symbol “ORLY.”  Such reports are generally available the day they are filed. Upon request, we will furnish interested readers a paper copy of such reports free of charge.  The information on our website is not part of this report and is not incorporated by reference into this report or any of the Company’s other filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of March 31, 2020, we had outstanding borrowings under our Revolving Credit Facility in the amount of $344.0 million, at the weighted-average variable interest rate of 2.213%.  At this borrowing level, a 0.25% increase in interest rates would have had an unfavorable annual impact on our pre-tax earnings and cash flows in the amount of $0.9 million.

Cash equivalents risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of March 31, 2020, our cash and cash equivalents totaled $287.1 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the period-end exchange rates was $121.2 million at March 31, 2020.  The period-end exchange rates of the Mexican peso with respect to the U.S. dollar decreased by approximately 20% from December 31, 2019.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at March 31, 2020, would be approximately $11.0 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statement through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

Our market risks have not materially changed since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company, including its consolidated subsidiaries, in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company is supplementing its risk factors discussed in the annual report on Form 10-K for the year ended December 31, 2019, with the following risk factor:

The ongoing occurrence of COVID-19, or any other such widespread public health problems, could result in decreased sales of the Company’s products, which could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

The outbreak of the COVID-19 pandemic, which was first reported in China in December 2019 and has since spread to over 150 countries, including the U.S., and has had a significant impact on the U.S. and world economies.  As the pandemic continues, consumer fear about becoming ill may worsen and federal, state and local mandates to close retail locations and other businesses, avoid large gatherings of people or stay at home orders may be extended, which may have a continued material adverse effect on traffic to our stores as well as sales to our non-retail customers.  Additionally, stay at home orders may further reduce the number of vehicle miles driven, which could lead to a decreased level of demand for our products.  Continued significant reduction in customer visits to, and spending at, our stores caused by the COVID-19 outbreak could have a material adverse effect on our business and results of operations.  If the COVID-19 outbreak continues within the U.S., we may be required to temporarily close a significant number of our stores in various affected areas, which could have a further material adverse effect on our business and results of operations.  Risks related to COVID-19 could also result in temporary or long-term disruption in our supply network from local and international suppliers, and/or delays in the delivery of our inventory.  In addition, risks related to COVID-19 have begun, and will likely continue, to adversely affect the economies in impacted countries, including the U.S., and the global financial markets, including the global debt and equity capital markets, which have begun, and may continue, to experience significant volatility, potentially leading to an economic downturn that could adversely affect our business, results of operations, financial condition and cash flows.  The extent of the impact of the COVID-19 outbreak on our business, results of operations, financial condition and cash flows will depend largely on future developments, including the duration and spread of the outbreak within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the three months ended March 31, 2020. The following table identifies all repurchases during the three months ended March 31, 2020, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
January 1, 2020, to January 31, 2020	144	$435.30	144	$505,700
February 1, 2020, to February 29, 2020	762	394.22	762	1,205,331
March 1, 2020, to March 31, 2020	578	364.64	578	$994,646
Total as of March 31, 2020	1,484	$386.71	1,484
(1)	Under the Company’s share repurchase program, as approved by its Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 5, 2020, the Company’s Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $13.8 billion. The additional authorization is effective for a three-year period, beginning on its respective announcement date. The authorization under the share repurchase program that currently has capacity is scheduled to expire on February 5, 2023. No other share repurchase programs existed during the three months ended March 31, 2020. On March 16, 2020, the Company ceased share repurchases under its share repurchase program to conserve liquidity in response to the uncertainty related to COVID-19, and the Company will continue to evaluate current and expected business conditions and resume share repurchases under its share repurchase program when appropriate.

Subsequent to the end of the first quarter, the Company did not repurchase any additional shares of its common stock.  The Company has repurchased a total of 77.7 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 8, 2020, at an average price of $164.22, for a total aggregate investment of $12.8 billion.

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
4.1

Second Supplemental Indenture, dated as of March 27, 2020, by and between O’Reilly Automotive, Inc. and U.S. Bank National Association, as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2020, is incorporated herein by this reference.

4.2	Form of Note for 4.200% Senior Notes due 2030, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2020, is incorporated herein by this reference.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	iXBRL Taxonomy Extension Schema.
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase.
101.DEF	iXBRL Taxonomy Extension Definition Linkbase.
101.LAB	iXBRL Taxonomy Extension Label Linkbase.
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted as Inline XBRL, contained in Exhibit 101 attachments.

*	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

May 8, 2020	/s/	Gregory D. Johnson
Date	Gregory D. Johnson
Chief Executive Officer and Co-President
(Principal Executive Officer)

May 8, 2020	/s/	Thomas McFall
Date	Thomas McFall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)