Form 10-Q
period 2020-09-30
O REILLY AUTOMOTIVE INC
filed 2020-11-06
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value - 72,448,419 shares outstanding as of November 2, 2020.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$1,627,098	$40,406
Accounts receivable, net	243,192	214,915
Amounts receivable from suppliers	90,341	79,492
Inventory	3,527,495	3,454,092
Other current assets	45,315	44,757
Total current assets	5,533,441	3,833,662

Property and equipment, at cost	6,497,065	6,191,427
Less: accumulated depreciation and amortization	2,424,168	2,243,224
Net property and equipment	4,072,897	3,948,203

Operating lease, right-of-use assets	1,913,897	1,928,369
Goodwill	873,717	936,814
Other assets, net	109,999	70,112
Total assets	$12,503,951	$10,717,160

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,083,805	$3,604,722
Self-insurance reserves	91,118	79,079
Accrued payroll	127,841	100,816
Accrued benefits and withholdings	202,198	98,539
Income taxes payable	4,553	—
Current portion of operating lease liabilities	318,533	316,061
Other current liabilities	341,553	270,210
Current portion of long-term debt	499,783	—
Total current liabilities	5,669,384	4,469,427

Long-term debt	4,122,424	3,890,527
Operating lease liabilities, less current portion	1,640,646	1,655,297
Deferred income taxes	174,177	133,280
Other liabilities	188,095	171,289

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
73,272,379 as of September 30, 2020, and
75,618,659 as of December 31, 2019	733	756
Additional paid-in capital	1,303,699	1,280,760
Retained deficit	(578,172)	(889,066)
Accumulated other comprehensive (loss) income	(17,035)	4,890
Total shareholders’ equity	709,225	397,340

Total liabilities and shareholders’ equity	$12,503,951	$10,717,160

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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales	$3,207,638	$2,666,528	$8,775,720	$7,667,010
Cost of goods sold, including warehouse and distribution expenses	1,527,170	1,243,998	4,162,166	3,596,903
Gross profit	1,680,468	1,422,530	4,613,554	4,070,107

Selling, general and administrative expenses	955,455	886,167	2,728,490	2,590,884
Operating income	725,013	536,363	1,885,064	1,479,223

Other income (expense):
Interest expense	(41,668)	(35,858)	(122,777)	(104,687)
Interest income	582	656	1,892	1,813
Other, net	2,479	732	2,297	4,667
Total other expense	(38,607)	(34,470)	(118,588)	(98,207)

Income before income taxes	686,406	501,893	1,766,476	1,381,016
Provision for income taxes	159,154	110,600	407,119	314,890
Net income	$527,252	$391,293	$1,359,357	$1,066,126

Earnings per share-basic:
Earnings per share	$7.13	$5.14	$18.28	$13.77
Weighted-average common shares outstanding – basic	73,916	76,172	74,377	77,415

Earnings per share-assuming dilution:
Earnings per share	$7.07	$5.08	$18.12	$13.63
Weighted-average common shares outstanding – assuming dilution	74,586	76,969	75,026	78,220

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$527,252	$391,293	$1,359,357	$1,066,126
Other comprehensive income (loss):
Foreign currency translation adjustments	5,076	—	(21,925)	—
Total other comprehensive income (loss)	5,076	—	(21,925)	—

Comprehensive income	$532,328	$391,293	$1,337,432	$1,066,126

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	For the Three Months Ended September 30, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at June 30, 2020	74,098	$741	$1,289,976	$(679,506)	$(22,111)	$589,100
Net income	—	—	—	527,252	—	527,252
Total other comprehensive income	—	—	—	—	5,076	5,076
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	9	—	4,057	—	—	4,057
Net issuance of common stock upon exercise of stock options	130	1	21,522	—	—	21,523
Share based compensation	—	—	5,190	—	—	5,190
Share repurchases, including fees	(965)	(9)	(17,046)	(425,918)	—	(442,973)
Balance at September 30, 2020	73,272	$733	$1,303,699	$(578,172)	$(17,035)	$709,225

	For the Nine Months Ended September 30, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2019	75,619	$756	$1,280,760	$(889,066)	$4,890	$397,340
Net income	—	—	—	1,359,357	—	1,359,357
Total other comprehensive loss	—	—	—	—	(21,925)	(21,925)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	36	—	12,979	—	—	12,979
Net issuance of common stock upon exercise of stock options	251	3	39,503	—	—	39,506
Share-based compensation	—	—	15,968	—	—	15,968
Share repurchases, including fees	(2,634)	(26)	(45,511)	(1,048,463)	—	(1,094,000)
Balance at September 30, 2020	73,272	$733	$1,303,699	$(578,172)	$(17,035)	$709,225

	For the Three Months Ended September 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at June 30, 2019	76,690	$767	$1,258,930	$(1,115,015)	$—	$144,682
Net income	—	—	—	391,293	—	391,293
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	11	—	3,523	—	—	3,523
Net issuance of common stock upon exercise of stock options	52	1	8,774	—	—	8,775
Share based compensation	—	—	5,212	—	—	5,212
Share repurchases, including fees	(1,025)	(11)	(16,895)	(370,360)	—	(387,266)
Balance at September 30, 2019	75,728	$757	$1,259,544	$(1,094,082)	$—	$166,219

	For the Nine Months Ended September 30, 2019
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at December 31, 2018	79,044	$790	$1,262,063	$(909,186)	$—	$353,667
Cumulative effective adjustment from adoption of ASU 2016-02	—	—	—	(1,410)	—	(1,410)
Net income	—	—	—	1,066,126	—	1,066,126
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	36	—	11,576	—	—	11,576
Net issuance of common stock upon exercise of stock options	233	3	28,700	—	—	28,703
Share-based compensation	—	—	15,540	—	—	15,540
Share repurchases, including fees	(3,585)	(36)	(58,335)	(1,249,612)	—	(1,307,983)
Balance at September 30, 2019	75,728	$757	$1,259,544	$(1,094,082)	$—	$166,219

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net income	$1,359,357	$1,066,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	231,510	200,382
Amortization of debt discount and issuance costs	3,300	2,898
Deferred income taxes	32,249	12,383
Share-based compensation programs	17,062	16,578
Other	2,576	5,830
Changes in operating assets and liabilities:
Accounts receivable	(34,970)	(38,892)
Inventory	(76,239)	(154,986)
Accounts payable	481,431	228,943
Income taxes payable	123,581	90,383
Other	209,272	60,031
Net cash provided by operating activities	2,349,129	1,489,676

Investing activities:
Purchases of property and equipment	(363,425)	(481,207)
Proceeds from sale of property and equipment	11,690	5,479
Investment in tax credit equity investments	(95,292)	(17,988)
Other	(312)	661
Net cash used in investing activities	(447,339)	(493,055)

Financing activities:
Proceeds from borrowings on revolving credit facility	1,162,000	2,192,000
Payments on revolving credit facility	(1,423,000)	(2,404,000)
Proceeds from the issuance of long-term debt	997,515	499,955
Payment of debt issuance costs	(7,779)	(3,991)
Repurchases of common stock	(1,094,000)	(1,307,983)
Net proceeds from issuance of common stock	51,174	39,077
Other	(253)	(190)
Net cash used in financing activities	(314,343)	(985,132)

Effect of exchange rate changes on cash	(755)	—
Net increase in cash and cash equivalents	1,586,692	11,489
Cash and cash equivalents at beginning of the period	40,406	31,315
Cash and cash equivalents at end of the period	$1,627,098	$42,804

Supplemental disclosures of cash flow information:
Income taxes paid	$250,484	$218,386
Interest paid, net of capitalized interest	118,397	110,014

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2020

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company determined its investment in these tax credit funds was an investment in a variable interest entity (“VIE”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities.  As of September 30, 2020, the Company invested in two unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of either entity, as it did not have the power to control the activities that most significantly impact the entities, and has accounted for these investments using the equity method.  The Company’s maximum exposure to losses associated with these VIEs is limited to its net investment, which was $13.2 million as of September 30, 2020, and was included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

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

The purchase price allocation process, consisting of collecting data and information to enable the Company to value the identified assets acquired and liabilities assumed as a result of the business combination, was finalized during the third quarter of 2020.  Separately identifiable intangible assets, arising as a result of the business combination, include $36.0 million of indefinite lived trade names and trademarks and $25.5 million of finite lived intangible assets, primarily consisting of other trade names and trademarks, non-compete agreements, customer relationships and internal use software.  Residual goodwill of $73.4 million was recorded as of the acquisition date, as a result of the final purchase price allocation.  Goodwill generated from this acquisition is not amortizable for tax purposes.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019.  The Company recorded an increase in fair value related to its marketable securities in the amount of $1.9 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.  The Company recorded an increase in fair value related to its marketable securities in the amount of $1.2 million and $3.9 million for the nine months ended September 30, 2020 and 2019, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of September 30, 2020, and December 31, 2019 (in thousands):

September 30, 2020
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$35,627	$—	$—	$35,627

December 31, 2019
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$32,201	$—	$—	$32,201

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of September 30, 2020, and December 31, 2019, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019.  See Note 6 for further information concerning the Company’s senior notes and unsecured revolving credit facility.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of September 30, 2020, and December 31, 2019, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$4,622,207	$5,135,416	$3,629,527	$3,881,925

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

The Company’s allowance for doubtful accounts are included in “Accounts receivable, net” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019.  The following table identifies the changes in the Company’s allowance for doubtful accounts for the nine months ended September 30, 2020 (in thousands):

Allowance for doubtful accounts, balance at December 31, 2019	$14,417
Reserve accruals	3,957
Uncollectable accounts written-off	(5,316)
Foreign currency translation	(104)
Allowance for doubtful accounts, balance at September 30, 2020	$12,954

The Company receives concessions from its suppliers through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates and co-operative advertising.  Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred.  All other supplier concessions are recognized as a reduction to the cost of sales.  Amounts receivable from suppliers also include amounts due to the Company for changeover merchandise and product returns.  The Company regularly reviews supplier receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s suppliers’ financial positions and corresponding abilities to meet financial obligations.  Management does not believe there is a reasonable likelihood that the Company will be unable to collect the aggregate amounts receivable from suppliers and the Company did not record a reserve for uncollectable amounts from suppliers in the condensed consolidated financial statements as of September 30, 2020, and December 31, 2019.

See Note 14 for further information concerning the Company’s adoption of Accounting Standard Codification 326 – Financial Instruments – Credit Losses.

NOTE 5 – LEASES

The Company leases certain office space, retail stores, distribution centers and equipment under long-term, non-cancelable operating leases.  The following table summarizes Total lease cost for the three and nine months ended September 30, 2020 and 2019, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$84,065	$80,767	$250,721	$239,672
Short-term operating lease cost	1,617	1,103	4,342	4,707
Variable operating lease cost	20,630	19,538	61,739	56,801
Sublease income	(1,235)	(1,062)	(3,597)	(2,995)
Total lease cost	$105,077	$100,346	$313,205	$298,185

The following table summarizes other lease related information for the nine months ended September 30, 2020:

	For the Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$249,584	$237,055
Right-of-use assets obtained in exchange for new operating lease liabilities	176,714	153,046

NOTE 6 – FINANCING

The following table identifies the amounts included in “Current portion of long-term debt” and “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Revolving Credit Facility	$—	$261,000
4.875% Senior Notes due 2021, effective interest rate of 4.946%	500,000	500,000
4.625% Senior Notes due 2021, effective interest rate of 4.643%	300,000	300,000
3.800% Senior Notes due 2022, effective interest rate of 3.845%	300,000	300,000
3.850% Senior Notes due 2023, effective interest rate of 3.851%	300,000	300,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	—
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	—
Total principal amount of debt	4,650,000	3,911,000
Less: Unamortized discount and debt issuance costs	27,793	20,473
Total debt	4,622,207	3,890,527
Less: Current portion of long-term debt	499,783	—
Total long-term debt	$4,122,424	$3,890,527

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

As of September 30, 2020, and December 31, 2019, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $66.5 million and $38.9 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of September 30, 2020, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders.  As of September 30, 2020, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:

On March 25, 2020, the Company issued $500 million aggregate principal amount of unsecured 4.200% Senior Notes due 2030 (“4.200% Senior Notes due 2030”) at a price to the public of 99.959% of their face value with U.S. Bank National Association (“U.S. Bank”) as trustee. Interest on the 4.200% Senior Notes due 2030 is payable on April 1 and October 1 of each year, which began on October 1, 2020, and is computed on the basis of a 360-day year.

On September 9, 2020, the Company issued $500 million aggregate principal amount of unsecured 1.750% Senior Notes due 2031 (“1.750% Senior Notes due 2031”) at a price to the public of 99.544% of their face value with U.S. Bank as trustee.  Interest on the 1.750% Senior Notes due 2031 is payable on March 15 and September 15 of each year, beginning on March 15, 2021, and is computed on the basis of a 360-day year.

As of September 30, 2020, the Company has issued a cumulative $4.7 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2031, with UMB Bank, N.A. and U.S. Bank as trustees. Interest on the senior notes, ranging from 1.750% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of September 30, 2020.

On October 14, 2020, the Company redeemed its $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 at a redemption price of $500 million, plus accrued and unpaid interest to, but not including, the date of redemption, and the Company recorded a $0.2 million loss on debt extinguishment at that time.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019; the following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine months ended September 30, 2020 (in thousands):

Warranty liabilities, balance at December 31, 2019	$61,069
Warranty claims	(82,359)
Warranty accruals	88,059
Warranty liabilities, balance at September 30, 2020	$66,769

NOTE 8 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  As announced on February 5, 2020, and October 28, 2020, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $14.8 billion.  Each additional authorization is effective for three years, beginning on its respective announcement date.  In order to conserve liquidity in response to the novel coronavirus (“COVID-19”) pandemic, the Company suspended its share repurchase program on March 16, 2020.  The Company continued to evaluate business conditions and its liquidity and, as a result of this evaluation, resumed its share repurchase program on May 29, 2020.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Shares repurchased	965	1,025	2,634	3,585
Average price per share	$458.70	$377.85	$415.28	$364.84
Total investment	$442,962	$387,255	$1,093,973	$1,307,947

As of September 30, 2020, the Company had $474.7 million remaining under its share repurchase program.  Subsequent to the end of the third quarter and through November 6, 2020, the Company repurchased 1.0 million additional shares of its common stock under its share repurchase program, at an average price of $454.15, for a total investment of $465.3 million.  The Company has repurchased a total of 79.8 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through November 6, 2020, at an average price of $172.09, for a total aggregate investment of $13.7 billion.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations. The tables below summarize activity for changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at June 30, 2020	$(22,111)	$(22,111)
Change in accumulated other comprehensive income (loss)	5,076	5,076
Accumulated other comprehensive loss, balance at September 30, 2020	$(17,035)	$(17,035)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income (Loss)
Accumulated other comprehensive income, balance at December 31, 2019	$4,890	$4,890
Change in accumulated other comprehensive income (loss)	(21,925)	(21,925)
Accumulated other comprehensive loss, balance at September 30, 2020	$(17,035)	$(17,035)
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 10 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales to do-it-yourself customers	$1,869,079	$1,473,514	$5,067,676	$4,244,689
Sales to professional service provider customers	1,264,802	1,151,721	3,510,031	3,303,987
Other sales and sales adjustments	73,757	41,293	198,013	118,334
Total sales	$3,207,638	$2,666,528	$8,775,720	$7,667,010

As of September 30, 2020, and December 31, 2019, the Company had recorded a deferred revenue liability of $5.0 million and $4.1 million, respectively, related to its loyalty program, which were included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. During the three months ended September 30, 2020 and 2019, the Company recognized $3.8 million and $4.0 million, respectively, of deferred revenue related to its loyalty program, which were included in “Sales” on the accompanying Condensed Consolidated Statements of Income.  During the nine months ended September 30, 2020 and 2019, the Company recognized $10.8 million and $11.8 million, respectively, of deferred revenue related to its loyalty program, which were included in “Sales” on the accompanying Condensed Consolidated Statements of Income.

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

The table below identifies stock option activity under these plans during the nine months ended September 30, 2020 (in thousands, except per share data):

	Shares	Weighted- Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2019	1,635	$218.10
Granted	162	389.99
Exercised	(251)	157.51
Forfeited or expired	(19)	298.31
Outstanding at September 30, 2020	1,527	$245.27
Exercisable at September 30, 2020	1,006	$199.31

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the nine months ended September 30, 2020 and 2019:

	September 30,
	2020		2019
Risk free interest rate	0.90%		2.34%
Expected life	6.1	Years	5.9	Years
Expected volatility	26.1%		25.0%
Expected dividend yield	—%		—%

The following table summarizes activity related to stock options awarded by the Company for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Compensation expense for stock options awarded	$4,473	$4,590	$13,908	$13,709
Income tax benefit from compensation expense related to stock options	1,123	1,143	3,492	3,415

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2020, was $106.13 compared to $105.47 for the nine months ended September 30, 2019.  The remaining unrecognized compensation expense related to unvested stock option awards at September 30, 2020, was $35.8 million, and the weighted-average period of time over which this cost will be recognized is 2.6 years.

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

The table below summarizes activity related to the Company’s other share-based compensation plans for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Compensation expense for shares issued under the ESPP	$717	$622	$2,060	$1,831
Income tax benefit from compensation expense related to shares issued under the ESPP	180	155	517	456
Compensation expense for restricted shares awarded	392	351	1,094	1,038
Income tax benefit from compensation expense related to restricted awards	$99	$87	$275	$258

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned.  The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the nine months ended September 30, 2020 or 2019.  The Company expensed matching contributions under the 401(k) Plan in the amounts of $8.0 million and $7.5 million for the three months ended September 30, 2020 and 2019, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions to the 401(k) Plan in the amounts of $22.6 million and $20.1 million for the nine months ended September 30, 2020 and 2019, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:

The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $35.6 million and $32.2 million as of September 30, 2020, and December 31, 2019, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of less than $0.1 million for each of the three months ended September 30, 2020 and 2019, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.2 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Stock appreciation rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  As of September 30, 2020, there were 7,486 stock appreciation rights outstanding, and during the nine months ended September 30, 2020, there were 348 stock appreciation rights granted.  The liability for compensation to be paid for redeemed stock appreciation rights was $0.2 million as of September 30, 2020, which was included in “Other liabilities” on the Condensed Consolidated Balance Sheets. Compensation expense for stock appreciation rights was $0.1 million  and $0.2 million for the three and nine months ended September 30, 2020, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 12 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator (basic and diluted):
Net income	$527,252	$391,293	$1,359,357	$1,066,126

Denominator:
Weighted-average common shares outstanding – basic	73,916	76,172	74,377	77,415
Effect of stock options (1)	670	797	649	805
Weighted-average common shares outstanding – assuming dilution	74,586	76,969	75,026	78,220

Earnings per share:
Earnings per share-basic	$7.13	$5.14	$18.28	$13.77
Earnings per share-assuming dilution	$7.07	$5.08	$18.12	$13.63

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	153	207	327	214
Weighted-average exercise price per share of antidilutive stock options (1)	$409.07	$360.80	$384.43	$360.36
(1)	See Note 11 for further information concerning the terms of the Company’s share-based compensation plans.

For the three and nine months ended September 30, 2020 and 2019, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

Subsequent to the end of the third quarter and through November 6, 2020, the Company repurchased an additional 1.0 million shares of its common stock under its share repurchase program, at an average price of $454.15, for a total investment of 465.3 million.

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

●	recent developments within our Company;
●	an overview of the key drivers of the automotive aftermarket industry;
●	our results of operations for the three and nine months ended September 30, 2020 and 2019;
●	our liquidity and capital resources;
●	any contractual obligations, to which we are committed;
●	our critical accounting estimates;
●	the inflation and seasonality of our business; and
●	recent accounting pronouncements that may affect our Company.

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

RECENT DEVELOPMENTS

The COVID-19 pandemic has caused significant disruption to the economy, placing pressure on our business beginning in mid-March 2020, as self-quarantine or stay at home orders were put in place in most cities, counties and states.  This pressure continued until mid-April when our customers began to receive Economic Impact Payments under the CARES Act.  We believe these government stimulus payments and enhanced unemployment benefits, which have since ceased, lifting of stay at home orders and the associated market reopenings beginning in May and June, and favorable industry dynamics, such as consumers investing in existing vehicles, led to strong demand for our products beginning in April and continuing throughout the third quarter.

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

These actions include, but not limited to:

●	Implementing social distancing standards throughout the company, providing our team members with personal protective equipment and modifying store procedures, including the implementation of curbside pickup for Buy Online, Pick Up In-Store orders;
●	Putting in place programs to relax attendance policies, as well as advance sick time to assist Team Members who are sick or need time away to support family members;
●	Temporarily deferring certain capital investments and prudently managing our cost structure in response to sales volatility, many of which has now resumed;
●	Successfully issuing $500 million aggregate principal amount unsecured 4.20% Senior Notes due 2030, and drawing a precautionary $250 million on our existing revolving credit facility, however during the second quarter of 2020, this additional draw was repaid;
●	Temporarily suspending our share repurchase program on March 16, 2020, however, the program resumed on May 29, 2020, based on the improved business environment; and
●	Utilizing relief efforts as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) signed into law on March 27, 2020, which included bonus depreciation on eligible property, deferral of employer portion of social security taxes, and deferral of certain tax payments.

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

Our stores also offer enhanced services and programs to our customers, including used oil, oil filter and battery recycling; battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops.  As of September 30, 2020, we operated 5,592 stores in 47 U.S. states and 21 stores in Mexico.

We are influenced by a number of general macroeconomic factors that impact both our industry and our consumers, including, but not limited to, fuel costs, unemployment trends, interest rates, and other economic factors.  Due to the nature of these macroeconomic factors, we are unable to determine how long current conditions will persist and the degree of impact future changes may have on our business.  Macroeconomic factors, such as increases in the U.S. unemployment rate, and demand drivers specific to the automotive aftermarket, such as U.S. miles driven, have been pressured as a result of responses to the COVID-19 pandemic, such as stay at home orders, work from home arrangements, and reduced travel.  Gradual reopening processes across many markets positively impacted our performance beginning in the second quarter and continuing into the third quarter; however, we are unable to predict the ongoing and future impact of the pandemic on broader economic conditions or our industry.

We believe the key drivers of current and future long-term demand for the products sold within the automotive aftermarket include the number of U.S. miles driven, number of U.S. registered vehicles, new light vehicle registrations and average vehicle age.

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the Department of Transportation, the number of total miles driven in the U.S. increased 0.9%, 0.4% and 1.2% in 2019, 2018 and 2017, respectively, and through February of 2020, year-to-date miles driven increased 2.1%.  Miles driven dramatically declined in March of 2020, and through August of 2020, year-to-date miles driven has decreased 15.3%, as a result of the measures taken by state and local governments in response to COVID-19 and the corresponding impact to economic activity as consumers responded to COVID-19.  Further government measures or consumer and business behavior could continue to have a negative impact on miles driven, but we are unable to predict the duration and severity of the impact to our business.

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

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended September 30, 2020, increased $541 million or 20% to $3.21 billion from $2.67 billion for the same period one year ago.  Sales for the nine months ended September 30, 2020, increased $1.11 billion or 14% to $8.78 billion from $7.67 billion for the same period one year ago.  Comparable store sales for stores open at least one year increased 16.9% and increased 5.0% for the three months ended September 30, 2020 and 2019, respectively.  Comparable store sales for stores open at least one year increased 10.7% and increased 3.9% for the nine months ended September 30, 2020 and 2019, respectively.  Comparable store sales are calculated based on the change in sales for stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members, as well as sales from Leap Day in the nine months ended September 30, 2020. Online sales, resulting from ship-to-home orders and pickup in-store orders, for stores open at least one year, are included in the comparable store sales calculation.

The following table presents the components of the increase in sales for the three and nine months ended September 30, 2020 (in millions):

	Increase in Sales for the	Increase in Sales for the
	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
	Compared to the Same	Compared to the Same
	Period in 2019	Period in 2019
Store sales:
Comparable store sales	$441	$809
Non-comparable store sales:
Sales for stores opened throughout 2019, excluding stores open at least one year that are included in comparable store sales, and sales from the acquired Mayasa stores	28	114
Sales for stores opened throughout 2020	43	78
Sales from Leap Day	—	34
Decline in sales for stores that have closed	(3)	(6)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	32	80
Total increase in sales	$541	$1,109

We believe the increased sales are the result of store growth, the acquisition of Mayasa, sales from one additional day due to Leap Day for the nine months ended September 30, 2020, the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory in our regional distribution centers, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.  The Company incurred significant sales headwinds beginning in the middle of March and through the middle of April, as a result of COVID-19; however, the government stimulus payments, enhanced unemployment benefits, lifting of stay at home orders and the associated market reopenings beginning in May and June when combined with favorable industry dynamics, such as consumers investing in existing vehicles, led to strong demand for our products over the remainder of the second quarter and throughout the third quarter.

Our comparable store sales increase for the three months ended September 30, 2020, was driven by increases in average ticket and transaction counts for both DIY and professional service provider customers.  Our comparable store sales increase for the nine months ended September 30, 2020, was driven by an increase in average ticket for both DIY and professional service provider customers and positive transaction counts for DIY customers, partially offset by slightly negative transaction counts for professional service provider customers.  The improvement in average ticket values were the result of the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  This decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.  For the nine months ended September 30, 2020, average ticket values also benefited from increased selling prices on a SKU-by-SKU basis, as compared to the prior year, driven by increases in acquisition cost of inventory, which were passed on in market prices.  Beginning in April of 2020, average ticket values, primarily for DIY customers, also benefited from consumers spending additional time and money repairing and maintaining their vehicles in response to the COVID-19 and economic environment.

As the COVID-19 stay at home orders and recommendations took effect in our markets in the middle of March 2020, transaction counts for both DIY and professional service provider customers turned sharply negative, with a larger impact realized on the professional side of the business, as we believe a larger segment of the demographic served by our professional service provider customers is more likely to accommodate working from home than a typical DIY customer.  However, in the middle of April 2020, as the government stimulus and enhanced unemployment benefits reached consumers, we saw a reversal in transaction counts, with a more immediate impact realized on the DIY side of the business.  Improved transaction counts continued through September 2020, as states implemented reopening plans and many individuals returned to work.  We cannot predict what continued impact the COVID-19 pandemic will have to our business in the future given the high degree of uncertainty as to the duration and severity of the pandemic, the potential future changes to economic reopening plans and the mitigating impact of government stimulus for consumers.

We opened 30 and 153 net, new U.S. stores during the three and nine months ended September 30, 2020, respectively, compared to opening 76 and 181 net, new U.S. stores for the three and nine months ended September 30, 2019, respectively.  In addition, on January 1, 2019, we began operating 33 acquired Bennett stores, and during the nine months ended September 30, 2019, we merged 13 of these acquired Bennett stores into existing O’Reilly locations.  As of September 30, 2020, we operated 5,592 stores in 47 U.S. states and 21 stores in Mexico compared to 5,420 stores in 47 U.S. states at September 30, 2019.  We estimate our total new store growth to be approximately 165 net, new store openings in 2020.

Gross profit:

Gross profit for the three months ended September 30, 2020, increased 18% to $1.68 billion (or 52.4% of sales) from $1.42 billion (or 53.3% of sales) for the same period one year ago.  Gross profit for the nine months ended September 30, 2020, increased 13% to $4.61 billion (or 52.6% of sales) from $4.07 billion (or 53.1% of sales) for the same period one year ago.  The increase in gross profit dollars for the three months ended September 30, 2020, was primarily the result of new stores, the increase in comparable store sales at existing stores, and sales from the acquired Mayasa stores.  The increase in gross profit dollars for the nine months ended September 30, 2020, was primarily the result of new stores, the increase in comparable store sales at existing stores, sales from the acquired Mayasa stores and one additional day due to Leap Day.  The decrease in gross profit as a percentage of sales for the three months ended September 30, 2020, was due to the comparable period in the prior year receiving a benefit from selling through inventory purchased prior to tariff related, industry-wide acquisition cost increases and corresponding selling price increases, the lower gross margin sales from the acquired Mayasa stores and deleverage on distribution costs, resulting from operational inefficiencies created by the significant increase in both inbound and outbound inventory volumes due to the incredibly strong sales.  The decrease in gross profit as a percentage of sales for the nine months ended September 20, 2020, was due to the comparable period in the prior year receiving a benefit from selling through inventory purchased prior to tariff related, industry-wide acquisition cost increases and corresponding selling price increases and lower gross margin sales from the acquired Mayasa stores.  We determine inventory cost using the last-in, first-out (“LIFO”) method, but have, over time, seen our LIFO reserve balance exhausted, as a result of cumulative historical acquisition cost decreases.  Our policy is to not write up inventory in excess of replacement cost, and accordingly, we are effectively valuing our inventory at replacement cost.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2020, increased 8% to $955 million (or 29.8% of sales) from $886 million (or 33.2% of sales) for the same period one year ago.  SG&A for the nine months ended September 30, 2020, increased 5% to $2.73 billion (or 31.1% of sales) from $2.59 billion (or 33.8% of sales) for the same period one year ago.  The increase in total SG&A dollars for the three months ended September 30, 2020, was the result of additional facilities and vehicles to support our increased sales and store count.  The increase in total SG&A dollars for the nine months ended September 30, 2020, was the result of additional facilities and vehicles to support our increased sales and store count and one additional day due to Leap Day.  The decreases in SG&A as a percentage of sales for the three and nine months ended September 30, 2020, were principally due to leverage of store operating costs on strong comparable store sales growth combined with our cautionary approach and strict expense control measures in response to the ongoing COVID-19 pandemic.

Operating income:

As a result of the impacts discussed above, operating income for the three months ended September 30, 2020, increased 35% to $725 million (or 22.6% of sales) from $536 million (or 20.1% of sales) for the same period one year ago.  As a result of the impacts discussed above, operating income for the nine months ended September 30, 2020, increased 27% to $1.89 billion (or 21.5% of sales) from $1.48 billion (or 19.3% of sales) for the same period one year ago.

Other income and expense:

Total other expense for the three months ended September 30, 2020, increased 12% to $39 million (or 1.2% of sales) from $34 million (or 1.3% of sales) for the same period one year ago.  Total other expense for the nine months ended September 30, 2020, increased 21% to $119 million (or 1.4% of sales) from $98 million (or 1.3% of sales) for the same period one year ago.  The increase in total other expense for the three months ended September 30, 2020, was the result of increased interest expense on higher average outstanding borrowings, partially offset by a larger increase in the value of our trading securities, as compared to the same period one year ago.  The increase in total other expense for the nine months ended September 30, 2020, was the result of increased interest expense on higher average outstanding borrowings and a decrease in the value of our trading securities, as compared to an increase in the value of our trading securities in the same period one year ago.

Income taxes:

Our provision for income taxes for the three months ended September 30, 2020, increased 44% to $159 million (23.2% effective tax rate) from $111 million (22.0% effective tax rate) for the same period one year ago.  Our provision for income taxes for the nine months ended September 30, 2020, increased 29% to $407 million (23.0% effective tax rate) from $315 million (22.8% effective tax rate) for the same period one year ago.  The increase in our provision for income taxes for the three months ended September 30, 2020, was the result of higher taxable income and the favorable resolution of historical tax matters in the prior year, partially offset by higher excess tax benefits from share-based compensation in the current year versus the prior year.  The increase in our provision for income taxes for the nine months ended September 30, 2020, was the result of higher taxable income and the favorable resolution of historical tax matters in the prior year, partially offset by the benefits from tax credit equity investments in the current year and higher excess tax benefits from share-based compensation in the current year versus the prior year.  The increase in our effective tax rate for the three and nine months ended September 30, 2020, was the result of the favorable resolution of historical tax matters in the prior year, partially offset by higher excess tax benefits from share-based compensation in the current year versus the prior year.

Net income:

As a result of the impacts discussed above, net income for the three months ended September 30, 2020, increased 35% to $527 million (or 16.4% of sales) from $391 million (or 14.7% of sales) for the same period one year ago.  As a result of the impacts discussed above, net income for the nine months ended September 30, 2020, increased 28% to $1.36 billion (or 15.5% of sales) from $1.07 billion (or 13.9% of sales) for the same period one year ago.

Earnings per share:

Our diluted earnings per common share for the three months ended September 30, 2020, increased 39% to $7.07 on 75 million shares from $5.08 on 77 million shares for the same period one year ago.  Our diluted earnings per common share for the nine months ended September 30, 2020, increased 33% to $18.12 on 75 million shares from $13.63 on 78 million shares for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended
	September 30,
Liquidity:	2020	2019
Total cash provided by/(used in):
Operating activities	$2,349,129	$1,489,676
Investing activities	(447,339)	(493,055)
Financing activities	(314,343)	(985,132)
Effect of exchange rate changes on cash	(755)	—
Net increase in cash and cash equivalents	$1,586,692	$11,489

Capital expenditures	$363,425	$481,207
Free cash flow (1)	1,875,626	977,422
(1)	Calculated as net cash provided by operating activities, less capital expenditures and excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period.

Operating activities:

The increase in net cash provided by operating activities during the nine months ended September 30, 2020, compared to the same period in 2019, was primarily due to a larger increase in net income, a larger decrease in net inventory investment and a larger increase in accrued benefits.  The larger decrease in net inventory investment in the current period, as compared to the same period in the prior year, was primarily attributable to the strong comparable store sales growth and the resulting benefit to inventory turns.  The larger increase in accrued benefits and withholdings is primarily due to the deferral of payroll tax payments under the CARES Act and the timing of Team Member incentive payments.

Investing activities:

The decrease in net cash used in investing activities during the nine months ended September 30, 2020, compared to the same period in 2019, was the result of a decrease in capital expenditures, partially offset by an increase in investments in tax credit equity investments.  The decrease in capital expenditures was primarily due to lower new store project development spending in the current year, as compared to the prior year, and the level of distribution expansion projects in the comparable period of the prior year.  The increase in investments in tax credit equity investments were the result of entering into more tax credit equity investments in the current period, compared to the same period in the prior year, primarily for the purpose of receiving renewable energy tax credits.

Financing activities:

The decrease in net cash used in financing activities during the nine months ended September 30, 2020, compared to the same period in 2019, was attributable to a decrease in repurchases of our common stock during the current period, as compared to the same period in the prior year, and higher proceeds from the issuance of long-term debt in the current period, as compared to the same period in the prior year.

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

As of September 30, 2020, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $66.5 million, reducing the aggregate availability under the Credit Agreement by that amount.  As of September 30, 2020, we did not have any outstanding borrowings under our Revolving Credit Facility.

Senior Notes:

On March 25, 2020, we issued $500 million aggregate principal amount of unsecured 4.200% Senior Notes due 2030 (“4.200% Senior Notes due 2030”) at a price to the public of 99.959% of their face value with U.S. Bank National Association (“U.S. Bank”) as trustee. Interest on the 4.200% Senior Notes due 2030 is payable on April 1 and October 1 of each year, which began on October 1, 2020, and is computed on the basis of a 360-day year.

On September 9, 2020, the Company issued $500 million aggregate principal amount of unsecured 1.750% Senior Notes due 2031 (“1.750% Senior Notes due 2031”) at a price to the public of 99.544% of their face value with U.S. Bank as trustee.  Interest on the 1.750% Senior Notes due 2031 is payable on March 15 and September 15 of each year, beginning on March 15, 2021, and is computed on the basis of a 360-day year.

As of September 30, 2020, we have issued a cumulative $4.7 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2031, with UMB Bank, N.A. and U.S. Bank as trustees.  Interest on the senior notes, ranging from 1.750% to 4.875%, is payable semi-annually and is computed on the basis of a 360-day year.  None of our subsidiaries is a guarantor under our senior notes.

On October 14, 2020, the Company redeemed its $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 at a redemption price of $500 million, plus accrued and unpaid interest to, but not including, the date of redemption.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of September 30, 2020, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 5.80 times and 5.25 times as of September 30, 2020 and 2019, respectively, and a consolidated leverage ratio of 2.15 times and 2.15 times as of September 30, 2020 and 2019, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended September 30, 2020 and 2019 (dollars in thousands):

		For the Twelve Months Ended
		September 30,
		2020	2019
GAAP net income		$1,684,273	$1,366,483
Add:	Interest expense	158,065	136,155
	Rent expense (1)	348,926	334,249
	Provision for income taxes	491,516	407,690
	Depreciation expense	297,512	263,311
	Amortization expense	4,491	2,690
	Non-cash share-based compensation	22,405	21,610
Non-GAAP EBITDAR		$3,007,188	$2,532,188

	Interest expense	$158,065	$136,155
	Capitalized interest	11,348	12,079
	Rent expense (1)	348,926	334,249
Total fixed charges		$518,339	$482,483

Consolidated fixed charge coverage ratio		5.80	5.25

GAAP debt		$4,622,207	$3,703,628
Add:	Stand-by letters of credit	66,527	39,104
	Discount on senior notes	5,352	3,723
	Debt issuance costs	22,441	17,649
	Five-times rent expense	1,744,630	1,671,245
Non-GAAP adjusted debt		$6,461,157	$5,435,349

Consolidated leverage ratio		2.15	2.15
(1)	The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”), adopted and effective January 1, 2019, the most directly comparable GAAP financial measure, for the twelve months ended September 30, 2020 and for the nine and twelve months ended September 30, 2019 (in thousands):

Total lease cost, per ASC 842, for the twelve months ended September 30, 2020		$413,314
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the twelve months ended September 30, 2020	64,388
Rent expense for the twelve months ended September 30, 2020		$348,926

Total lease cost, per ASC 842, for the nine months ended September 30, 2019		$298,185
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the nine months ended September 30, 2019	44,531
Rent expense for the nine months ended September 30, 2019		253,654
Add:	Rent expense for the three months ended December 31, 2018, as previously reported prior to the adoption of ASC 842	80,595
Rent expense for the twelve months ended September 30, 2019		$334,249

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the nine months ended September 30, 2020 and 2019 (in thousands):

		For the Nine Months Ended
		September 30,
		2020	2019
Cash provided by operating activities		$2,349,129	$1,489,676
Less:	Capital expenditures	363,425	481,207
	Excess tax benefit from share-based compensation payments	14,786	13,059
	Investment in tax credit equity investments	95,292	17,988
Free cash flow		$1,875,626	$977,422

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

Share repurchase program:

In January of 2011, our Board of Directors approved a share repurchase program.  Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  As announced on February 5, 2020, and October 28, 2020, our Board of Directors each time approved a resolution to increase the authorization amount under our share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $14.8 billion.  The additional authorization is effective for a three-year period, beginning on its respective announcement date.  In order to conserve liquidity in response to COVID-19, we suspended our share repurchase program on March 16, 2020.  We continued to evaluate business conditions and our liquidity and, as a result of this evaluation, resumed our share repurchase program on May 29, 2020.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Shares repurchased	965	1,025	2,634	3,585
Average price per share	$458.70	$377.85	$415.28	$364.84
Total investment	$442,962	$387,255	$1,093,973	$1,307,947

As of September 30, 2020, we had $474.7 million remaining under our share repurchase program.  Subsequent to the end of the third quarter and through November 6, 2020, we repurchased 1.0 million additional shares of our common stock under our share repurchase program, at an average price of $454.15, for a total investment of $465.3 million.  We have repurchased a total of 79.8 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through November 6, 2020, at an average price of $172.09, for a total aggregate investment of $13.7 billion.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of September 30, 2020, we did not have any outstanding borrowings under our Revolving Credit Facility.

Cash equivalents risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of September 30, 2020, our cash and cash equivalents totaled $1.63 billion.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the period-end exchange rates was $132.0 million at September 30, 2020.  The period-end exchange rates of the Mexican peso with respect to the U.S. dollar decreased by approximately 14% from December 31, 2019.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at September 30, 2020, would be approximately $12.0 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statement through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The outbreak of the COVID-19 pandemic, which was first reported in China in December 2019 and has since spread to over 150 countries, including the U.S., has had a significant impact on the U.S. and world economies.  As the pandemic continues, consumer fear about becoming ill may worsen and federal, state and local mandates to close retail locations and other businesses or restrict consumer behavior may be reestablished or extended, which may have a continued material adverse effect on traffic to our stores as well as sales to our non-retail customers.  Additionally, stay at home orders may further reduce the number of vehicle miles driven, which could lead to a decreased level of demand for our products.  Continued significant reduction in customer visits to, and spending at, our stores caused by the COVID-19 outbreak could have a material adverse effect on our business and results of operations.  If the COVID-19 outbreak continues or worsens within the U.S., we may encounter operational disruptions and be required to temporarily close a significant number of our stores in various affected areas, which could have a further material adverse effect on our business and results of operations.  Risks related to COVID-19 could also result in temporary or long-term disruption in our supply network from local and international suppliers, and/or delays in the delivery of our inventory.  In addition, risks related to COVID-19 have begun, and will likely continue, to adversely affect the economies in impacted countries, including the U.S., and the global financial markets, including the global debt and equity capital markets, which have begun, and may continue, to experience significant volatility, potentially leading to an economic downturn that could adversely affect our business, results of operations, financial condition and cash flows.  The extent of the impact of the COVID-19 outbreak on our business, results of operations, financial condition and cash flows will depend largely on future developments, including the duration and spread of the outbreak within the U.S. and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the nine months ended September 30, 2020. The following table identifies all repurchases during the three months ended September 30, 2020, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
July 1, 2020, to July 31, 2020	84	$423.09	84	$881,850
August 1, 2020, to August 31, 2020	269	464.13	269	756,863
September 1, 2020, to September 30, 2020	612	461.24	612	$474,710
Total as of September 30, 2020	965	$458.70	965
(1)	Under the Company’s share repurchase program, as approved by its Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 5, 2020, and October 28, 2020, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $14.8 billion. The additional authorization is effective for a three-year period, beginning on its respective announcement date. The authorizations under the share repurchase program that currently have capacity are scheduled to expire on February 5, 2023, and October 28, 2023. No other share repurchase programs existed during the nine months ended September 30, 2020. In order to conserve liquidity in response to COVID-19, the Company suspended its share repurchase program on March 16, 2020. The Company continued to evaluate business conditions and its liquidity and, as a result of this evaluation, resumed its share repurchase program on May 29, 2020.

Subsequent to the end of the third quarter and through November 6, 2020, the Company repurchased an additional 1.0 million shares of its common stock under its share repurchase program, at an average price of $454.15, for a total investment of $465.3 million.  The Company has repurchased a total of 79.8 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through November 6, 2020, at an average price of $172.09, for a total aggregate investment of $13.7 billion.

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
4.3

Third Supplemental Indenture, dated as of September 23, 2020, by and between O’Reilly Automotive, Inc. and U.S. Bank National Association, as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2020, is incorporated herein by this reference.

4.4	Form of Note for 1.750% Senior Notes due 2031, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2020, is incorporated herein by this reference.
21.1	Subsidiaries of the Registrant, filed herewith.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	iXBRL Taxonomy Extension Schema.
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase.
101.DEF	iXBRL Taxonomy Extension Definition Linkbase.
101.LAB	iXBRL Taxonomy Extension Label Linkbase.
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted as Inline XBRL, contained in Exhibit 101 attachments.

*	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

November 6, 2020	/s/	Gregory D. Johnson
Date	Gregory D. Johnson
Chief Executive Officer and Co-President
(Principal Executive Officer)

November 6, 2020	/s/	Thomas McFall
Date	Thomas McFall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)