Form 10-K
period 2020-12-31
O REILLY AUTOMOTIVE INC
filed 2021-02-26
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

At June 30, 2020, the aggregate market value of the voting stock held by non-affiliates of the Company was $25,984,638,678 based on the last price of the common stock reported by The NASDAQ Global Select Market.

At February 22, 2021, an aggregate of 70,206,669 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, are incorporated by reference into Part III.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend” or similar words.  In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results.  Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the COVID-19 pandemic or other public health crises, the economy in general, inflation, consumer debt levels, product demand, the market for auto parts, competition, weather, tariffs, terrorist activities, war and the threat of war, risks associated with the performance of acquired businesses, our increased debt levels, credit ratings on public debt, our ability to hire and retain qualified employees, information security and cyber-attacks and governmental regulations.  Actual results may materially differ from anticipated results described or implied in these forward-looking statements.  Please refer to the “Risk Factors” section in this annual report on Form 10-K for the year ended December 31, 2020, and subsequent Securities and Exchange Commission filings, for additional factors that could materially affect our financial performance.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

At December 31, 2020, we operated 5,594 stores in 47 states in the United States and 22 stores in Mexico.  Our stores carry an extensive product line, including

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

See the “Risk Factors” section of this annual report on Form 10-K for a description of certain risks relevant to our business.  These risk factors include, among others, risk related to the novel coronavirus (“COVID-19”) pandemic, deteriorating economic conditions, competition in the automotive aftermarket business, our sensitivity to regional economic and weather conditions, our relationships with key suppliers and availability of key products, complications in our distribution centers (“DCs”), failure to protect our brand and reputation, risks associated with international operations, unanticipated fluctuations in our quarterly results, the volatility of the market price of our common stock, our increased debt levels, a downgrade in our credit ratings, future growth assurance, our dependence upon key and other personnel, our acquisition strategies, data security and environmental legislation and other regulations.

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

Proven Ability to Execute Our Dual Market Strategy:

For more than 40 years, we have established a track record of effectively serving, at a high level, both DIY and professional service provider customers.  We believe our proven ability to effectively execute a dual market strategy is a unique competitive advantage.  The execution of this strategy enables us to better compete by targeting a larger base of automotive aftermarket parts consumers, capitalizing on our existing store and distribution infrastructure, operating profitably in both large markets and less densely populated geographic areas that typically attract fewer competitors and enhancing service levels offered to DIY customers through the offering of a broad inventory and the extensive product knowledge required by professional service provider customers.

In 2020, we derived approximately 59% of our sales from our DIY customers and approximately 41% of our sales from our professional service provider customers.  Over the long-term, we have increased our sales to professional service provider customers at a faster pace than the increase in our sales to DIY customers due to the more fragmented nature of the professional service provider business, which offers a greater opportunity for consolidation.  We believe we will continue to have a competitive advantage on the professional service provider portion of our business, due to our systems, knowledge, industry-leading parts availability and experience serving the professional service provider side of the automotive aftermarket, supported by our approximately 765 full-time sales staff dedicated solely to calling upon and servicing the professional service provider customer.  We will also continue to expand and enhance the level of offerings focused on growing our DIY business and will continue to execute our proven dual market strategy in both existing and new markets.

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

Strategic Regional Tiered Distribution Network:

We believe our commitment to a robust, regional, tiered distribution network provides superior replenishment and access to hard-to-find parts and enables us to optimize product availability and inventory levels throughout our store network.  Our strategic, regional, tiered distribution network includes DCs and Hub stores.  Our inventory management and distribution systems electronically link each of our stores to one or more DCs, which provides for efficient inventory control and management.  We currently operate 28 regional DCs, which provide our stores with same-day or overnight access to an average of 159,000 stock keeping units (“SKUs”), many of which are hard-to-find items not typically stocked by other auto parts retailers.  To augment our robust distribution network, we operate a total of 362 Hub stores that also provide delivery service and same-day access to an average of 70,000 SKUs from a Super Hub or 42,000 SKUs from a Hub to other stores within the surrounding area.  We believe this timely access to a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

Experienced Management Team:

Our Company philosophy is to “promote from within” and the vast majority of our senior management, district managers and store managers have been promoted from within the Company.  We augment this promote from within philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience.  We have a strong management Team comprised of 216 senior managers who average 20 years of service, 269 corporate managers who average 16 years of service and 560 district managers who average 13 years of service.  Our management Team has demonstrated the consistent ability to successfully execute our business plan and growth strategy by generating 28 consecutive years of record revenues and earnings and positive comparable store sales results since becoming a public company in April of 1993.

Growth Strategy

Aggressively Open New Stores:

We intend to continue to consolidate the fragmented automotive aftermarket.  During 2020, we opened 155 net, new domestic stores and one new store in Mexico.  In 2021, we plan to open 165 to 175 net, new stores, which will increase our penetration in existing markets and allow for expansion into new, contiguous markets.  The sites for these new stores have been identified, and to date, we have not experienced significant difficulties in locating suitable sites for construction of new stores or identifying suitable acquisition targets for conversion to O’Reilly stores.  We typically open new stores by

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

Selectively Pursue Strategic Acquisitions:

The automotive aftermarket industry is still highly fragmented, and we believe the ability of national auto parts chains, like O’Reilly, to operate more efficiently and effectively than smaller independent operators will result in continued industry consolidation.  Our intention is to continue to selectively pursue strategic acquisitions that will strengthen our position as a leading automotive aftermarket parts supplier in existing markets and provide a springboard for expansion into new markets, domestic and cross-border.

Continually Enhance Store Design and Location:

Our current prototype store design features optimized square footage, high ceilings, convenient interior store layouts, in-store signage, bright lighting, convenient ingress, egress and parking and dedicated counters to serve professional service provider customers, each designed to increase sales and operating efficiencies to enhance overall customer service.  We continually update the location and condition of our store network through systematic renovation and relocation of our existing stores to enhance store performance.  During 2020, while experiencing constraints to construction timing due to the COVID-19 pandemic, we relocated 16 stores and performed minor to major updates or renovations to approximately 970 additional stores.  We believe that our ability to consistently achieve growth in comparable store sales is due in part to our commitment to maintaining an attractive store network, which is strategically located to best serve our customers.

Omnichannel Growth Strategy:

Our Omnichannel growth strategies reflect the continued evolution of customer preferences in researching and completing purchases.  More than ever before, our customers’ purchase decisions are informed by a range of interactions, whether in-person, over the phone, or through a variety of digital channels, as they seek to find the professional parts knowledge and the product availability they need to meet their automotive repair and maintenance needs.  Our Omnichannel growth strategies are focused on offering our customers an enhanced and seamless research and buying experience through any of these channels.  We have long been known for excellent customer service and continue to grow the functionality and user-friendliness of our websites, including www.OReillyAuto.com and www.FirstCallOnline.com, to enhance our customer’s shopping experience.  Many of our customers interact over multiple channels to research and complete a purchase, and the functionality and features of our digital sites complements the outstanding customer service provided in our over 5,600 brick and mortar locations.

Team Members and Human Capital Management

Our tradition for 64 years has been to treat all of our Team Members with honesty and respect and to commit significant resources to instill in them our “Live Green” culture, which emphasizes the importance of each Team Member’s contribution to the success of O’Reilly.  This focus on professionalism and respect has created an industry-leading Team, and we consider our relations with our Team Members to be excellent.

We are also committed to providing a work environment where Team Members feel highly valued and where productivity at work is enhance by maintaining an inclusive environment and healthy work/life balance, which we believe increases employee engagement.  Our ongoing emphasis on diversity and inclusion, including further ensuring our policies, recruitment and selection procedures, onboarding tactics and training efforts, positively builds upon our successful “promote from within” philosophy and growth strategies.

Management Structure:

Our Company knows the value of a tenured Team, which is why our philosophy is to “promote from within” first.  As management opportunities arise, we look first within the Company and promote those who have performed well, have the right expertise and have shown leadership potential before looking outside the Company; however, we augment this philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience when appropriate.  This comprehensive approach increases Team Member commitment and has resulted in a very experienced leadership Team.  As of December 31, 2020, our strong management Team was comprised of 216 senior managers who average 20 years of service, 269 corporate managers who average 16 years of service and 560 district managers who average 13 years of service.

Each of our stores is staffed with a store manager and one or more assistant managers, in addition to parts specialists, retail and/or installer service specialists and other positions required to meet the specific needs of each store.  Each of our 560 district managers has general supervisory responsibility for an average of 10 stores, which provides our stores with strong operational support.

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

Professional Parts People:

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

Team Members and Unions:

As of January 31, 2021, we employed 77,827 Team Members (62,530 full-time Team Members and 15,297 part-time Team Members), of whom 63,212 were employed at our U.S. stores, 9,593 were employed at our U.S. DCs, 3,625 were employed at our U.S. corporate and regional offices and 1,397 were employed in Mexico.  Ours is an increasingly technical business creating the need for knowledgeable Professional Parts People, and our ongoing focus on developing a technically proficient Team has resulted in the growth of our full-time work force, increasing to 80% as of January 31, 2021, up from 65% as of January 31, 2020.  While full-time Professional Parts People play a vital role in our ongoing success, the flexibility of incorporating part-time employment into our work force is also an important component of providing excellent customer service.  Many of our part-time Team Members choose to work at O’Reilly while attending school, or during other transitional periods in their lives, or simply because of their passion for cars and knowledge of auto parts.  Part-time Team Members have the opportunity to become career Professional Parts People because of our promote from within philosophy, and many of our leaders today began their careers as part-time Team Members in our stores or distribution centers.

A union represents Team Members in 53 stores (408 Team Members) in the Greater Bay Area in California and has for many years.  Approximately 63 Team Members that drive over-the-road trucks in two of our domestic DCs are also represented by a labor union.  In addition, the Company has collective bargaining agreements with two unions in Mexico, where the legal environment is very different and evolving compared to the U.S.  Our relationships with unions in Mexico will continue to evolve to ensure compliance with changing requirements.  We consider our current relationship with these unions and union Team Members to be excellent.  With the exception of the previously described Team Members, our Team Members are not represented by labor unions.

Store Network

New Store Site Selection:

In selecting sites for new stores, we seek to strategically locate store sites in clusters within geographic areas in order to achieve economies of scale in management, advertising and distribution.  Other key factors we consider in the site selection process are

●	population density;
●	demographics, including age, life style and per capita income;
●	market economic strength, retail draw and growth patterns;
●	number, age and percent of makes and models of registered vehicles;
●	the number, type and sales potential of existing automotive repair facilities;

●	the number of auto parts stores and other competitors within a predetermined radius;
●	physical location, traffic count, size, economics and presentation of the site;
●	financial review of adjacent existing locations; and
●	the type and size of store that should be developed.

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

Store Locations and Size:

As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national chain selling primarily to the retail automotive aftermarket.  Our U.S. stores, on average, carry approximately 22,000 SKUs and average approximately 7,400 total square feet in size.  At December 31, 2020, we had a total of approximately 42 million square feet in our 5,594 domestic stores.  Our domestic stores are served primarily by the nearest DC, which averages 159,000 SKUs, but also have same-day access to the broad selection of inventory available at one of our 362 Hub stores, which are comprised of 88 Super Hubs that average approximately 17,100 square feet and carry an average of 70,000 SKUs and 274 Hubs that average approximately 10,200 square feet and carry an average of 42,000 SKUs.

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

The following table sets forth the geographic distribution and activity of our stores as of December 31, 2020 and 2019:

	December 31, 2019		2020 Net, New Stores		December 31, 2020
				% of Total			Cumulative
	Store	% of Total	Store	Store	Store	% of Total	% of Total
State	Count	Store Count	Change	Change	Count	Store Count	Store Count
Texas	735	13.5%	20	12.9%	755	13.5%	13.5%
California	554	10.2%	8	5.2%	562	10.0%	23.5%
Florida	239	4.4%	7	4.5%	246	4.4%	27.9%
Georgia	214	3.9%	10	6.5%	224	4.0%	31.9%
Illinois	211	3.9%	2	1.3%	213	3.8%	35.7%
Ohio	203	3.7%	8	5.2%	211	3.8%	39.5%
Missouri	203	3.7%	1	0.6%	204	3.6%	43.1%
North Carolina	185	3.4%	14	9.0%	199	3.6%	46.7%
Tennessee	183	3.4%	2	1.3%	185	3.3%	50.0%
Michigan	175	3.2%	6	3.9%	181	3.2%	53.2%
Washington	158	2.9%	—	—%	158	2.8%	56.0%
Indiana	147	2.7%	9	5.8%	156	2.8%	58.8%
Alabama	147	2.7%	5	3.2%	152	2.7%	61.5%
Arizona	140	2.6%	2	1.3%	142	2.5%	64.0%
Wisconsin	124	2.3%	4	2.7%	128	2.3%	66.3%
Louisiana	124	2.3%	3	1.9%	127	2.3%	68.6%
Minnesota	126	2.3%	(2)	(1.3)%	124	2.2%	70.8%
Oklahoma	122	2.2%	2	1.3%	124	2.2%	73.0%
Arkansas	114	2.1%	3	1.9%	117	2.1%	75.1%
South Carolina	110	2.0%	5	3.2%	115	2.1%	77.2%
Colorado	105	1.9%	4	2.7%	109	1.9%	79.1%
Kentucky	101	1.9%	4	2.7%	105	1.9%	81.0%
Virginia	85	1.7%	5	3.2%	90	1.6%	82.6%
Kansas	85	1.7%	1	0.6%	86	1.5%	84.1%
Mississippi	80	1.5%	2	1.3%	82	1.5%	85.6%
Iowa	78	1.4%	2	1.3%	80	1.4%	87.0%
Oregon	72	1.3%	(1)	(0.6)%	71	1.3%	88.3%
Utah	65	1.2%	1	0.6%	66	1.2%	89.5%
New Mexico	60	1.1%	—	—%	60	1.1%	90.6%
Nevada	56	1.0%	1	0.6%	57	1.0%	91.6%
Massachusetts	46	0.8%	5	3.2%	51	0.9%	92.5%
Nebraska	47	0.9%	2	1.3%	49	0.9%	93.4%
Idaho	45	0.8%	3	1.9%	48	0.9%	94.3%
Pennsylvania	33	0.6%	4	2.7%	37	0.7%	95.0%
Maine	34	0.6%	—	—%	34	0.6%	95.6%
New Hampshire	32	0.6%	1	0.6%	33	0.6%	96.2%
Montana	28	0.5%	—	—%	28	0.5%	96.7%
Connecticut	23	0.4%	3	1.9%	26	0.5%	97.2%
Vermont	24	0.4%	—	—%	24	0.4%	97.6%
Wyoming	22	0.4%	1	0.6%	23	0.4%	98.0%
New York	17	0.3%	3	1.9%	20	0.4%	98.4%
South Dakota	18	0.3%	1	0.6%	19	0.3%	98.7%
West Virginia	17	0.3%	1	0.6%	18	0.3%	99.0%
Alaska	15	0.3%	—	—%	15	0.3%	99.3%
North Dakota	15	0.3%	—	—%	15	0.3%	99.6%
Hawaii	12	0.2%	1	0.6%	13	0.2%	99.8%
Rhode Island	10	0.2%	2	1.3%	12	0.2%	100.0%
Total U.S. stores	5,439	100.0%	155	100.0%	5,594	100.0%

Mexico	21		1		22
Total stores	5,460		156		5,616

Distribution Systems

We believe that our tiered distribution model provides industry-leading parts availability and store in-stock positions, while lowering our inventory carrying costs by controlling the depth of our store stocked inventory.  Moreover, we believe our ongoing, significant capital investments made in our DC network allow us to efficiently service new stores that are planned to open in contiguous market areas as well as servicing our existing store network.  Our distribution expansion strategy complements our new store opening strategy by supporting newly established clusters of stores, and additional penetration into existing markets, in the regions surrounding each DC.  As of December 31, 2020, we had a total growth capacity of more than 585 stores in our distribution center network, which benefited from relocating our Nashville, Tennessee, DC into a larger facility in Lebanon, Tennessee, providing a larger, more efficient facility in March 2020.  The existing store portion of the Nashville, Tennessee, DC facility remained a large Hub that continues to provide same day parts availability in the attractive Nashville market.  The distribution operations of our Knoxville, Tennessee, DC are in the process of being merged into our Lebanon, Tennessee, DC, which is expected to be completed in 2021, and the existing store portion of our Knoxville, Tennessee, DC facility will remain a large Hub that will continue to provide same day parts availability in the Knoxville market.  Additionally, we plan to merge our North Little Rock, Arkansas, DC into our new Horn Lake, Mississippi, DC, which we expect to open in mid-2021.  At that time, the existing store portion of our North Little Rock, Arkansas, DC facility will remain a large Hub that will continue to provide same day parts availability in the Little Rock market.

Distribution Centers:

As of December 31, 2020, we operated 28 domestic DCs comprised of approximately 11.6 million operating square feet (see the “Properties” table in Item 2 of this annual report on Form 10-K for more information about DC operating square footages).  Our DCs stock an average of 159,000 SKUs and most DCs are linked to and have access to multiple other regional DCs’ inventory.  Our DCs provide five-night-a-week delivery, primarily via a Company-owned fleet, to substantially all of our stores in the continental United States.  In addition, stores within an individual DC’s metropolitan area receive multiple daily deliveries from the DC’s “city counter,” many of which receive this service seven days per week.  Our DCs provide weekend service to not only the stores they service via their city counters but also to strategic Hub locations, which redistribute products to surrounding stores.  Our national Hub store network provides additional service throughout the week, and on weekends, to surrounding stores.

As part of our continuing efforts to enhance our distribution network in 2021, we plan to

●	continue to enhance our distribution network through the engineering, design, expansion or relocation of new or current DCs;
●	continue to utilize routing software to continue to enhance logistics efficiencies;
●	continue to implement labor management software to improve DC productivity and overall operating efficiency;
●	continue to define and implement best practices in all DCs;
●	make proven, return-on-investment based capital enhancements to material handling equipment in DCs, including conveyor systems, picking modules, lift equipment and computer hardware; and
●	continue to augment our robust distribution network, when and where appropriate, through the use of strategically located Hubs and Super Hubs.

Hub Stores:

We currently operate a total of 362 strategically located Hub stores.  In addition to serving DIY and professional service provider customers in their markets, Hub stores also provide delivery service to our other stores within the surrounding area and access to an expanded selection of SKUs on a same-day basis.  Our Hub store network consists of 88 Super Hubs that average approximately 17,100 square feet and carry an average of 70,000 SKUs and 274 Hubs that average approximately 10,200 square feet and carry an average of 42,000 SKUs.

Products and Purchasing

Our stores offer DIY and professional service provider customers a wide selection of products for domestic and imported automobiles, vans and trucks.  Our merchandise generally consists of nationally recognized, well-advertised, premium name brand products, such as AC Delco, Armor All, Bosch, Castrol, Dorman, Fel-Pro, Gates Rubber, Lucas Oil, Mobil1, Monroe, Moog, Pennzoil, Prestone, Standard, STP, Turtle Wax, Valvoline, Wagner, and Wix, and a wide selection of quality proprietary private label products, which span the entire good, better and best value spectrum, under our BesTest®, BrakeBest®, Cartek®, Import Direct®, MasterPro®, MicroGard®, Murray®, Omnispark®, O’Reilly Auto Parts®, Precision®, Power Torque®, Super Start®, and Ultima® brands.  Our proprietary private label products are produced by respected automotive manufacturers, meet or exceed original equipment manufacturer specifications and consist of house brands and nationally recognized proprietary bands, which we have acquired or developed over time.  Our “good” proprietary brands provide a great combination of quality and value, a characteristic important to our DIY customers, while our “better” and “best” proprietary brands offer options for our more heavy-duty DIY customers, as well as our professional service provider customers, who often prefer higher quality products that can be relied upon to support and grow their businesses.

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

We purchase automotive products in substantial quantities from over 730 suppliers, the five largest of which accounted for approximately 25% of our total purchases in 2020.  Our largest supplier in 2020 accounted for approximately 7% of our total purchases and the next four largest suppliers each accounted for approximately 3% to 6% of our total purchases.

Marketing

Retail and Online Marketing:

Our integrated marketing strategy and Omnichannel efforts include national media channels, in-store, digital and social media activation, as well as marketing the O’Reilly brand through automotive event sponsorships and on-site appearances throughout the country.  Our O’Rewards loyalty program encourages repeat customers, as they accumulate points from their O’Reilly purchases that are redeemable for rewards at various purchase levels.  Our marketing efforts also target the Spanish-speaking market through broadcast media, print and sports marketing, as well as sponsorships of local and regional events.

Professional Marketing:

To develop our continued relationships with professional service providers and installers, we employ Territory Sales Managers in nearly every market to ensure complete sales territory coverage and personalized service for these customers.  Flyers, quick reference guides and catalogs are distributed on a regular basis to all professional service providers, including paint and body shops and fleet maintenance customers to encourage brand and program awareness.  In addition, our professional customer program, First Call, also offers an ordering website, www.FirstCallOnline.com, dedicated to Professional Service Specialists in stores, multiple daily deliveries and access to training opportunities, shop management, maintenance supplies and the Certified Auto Repair program, which offers professional service providers with the business tools they need to profitably grow and market their business.

INDUSTRY ENVIRONMENT

The automotive aftermarket industry includes all products and services purchased for light and heavy-duty vehicles after the original sale.  The total size of the automotive aftermarket is estimated to be approximately $281 billion, according to The Auto Care Association.  This market is made up of four segments:  labor share of professional service provider sales, auto parts share of professional service provider sales, DIY sales and tire sales.  We estimate that O’Reilly’s addressable market within this industry is approximately $90 billion to $100 billion, which includes the auto parts share of professional service provider sales at wholesale and DIY sales at retail.  We do not sell tires or perform for-fee automotive repairs or installations.

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

Regulations

We are subject to federal, state and local laws and governmental regulations relating to our business, as well as the health and safety of our Team Members and customers, including, but not limited to, those related to the handling, storage and disposal of hazardous substances, the recycling of batteries and used lubricants and the ownership and operation of real property.

As part of our operations, we handle hazardous materials in the ordinary course of business and our customers may bring hazardous materials onto our property in connection with, for example, our used oil, oil filter and battery recycling programs.  We currently provide a recycling program for batteries and the collection of used lubricants at certain stores as a service to our customers pursuant to agreements with third-party suppliers.  The batteries and used lubricants are collected by our Team Members, deposited into supplier-provided containers and pallets and then recycled by the third-party suppliers.  In general, our agreements with such suppliers contain provisions that are designed to limit our potential liability under applicable environmental regulations for any damage or contamination, which may be caused by the batteries and lubricants to off-site properties (including as a result of waste disposal) and to our properties, when caused by the supplier.

Compliance with any such laws and regulations has not had a material adverse effect on our operations to date.  However, we cannot give any assurance that we will not incur significant expenses in the future in order to comply with any such laws or regulations.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Gregory D. Johnson, age 55, Chief Executive Officer and Co-President, has been an O’Reilly Team Member for 38 years, which includes continuous years of service with a company acquired by O’Reilly.  Mr. Johnson’s O’Reilly career began as a part-time Distribution Center Team Member and progressed through the roles of Retail Systems Manager, Warehouse Management Systems (WMS) Development Manager, Director of Distribution, Vice President of Distribution Operations, Senior Vice President of Distribution Operations, and Executive Vice President of Supply Chain.  Mr. Johnson has held the position of Co-President since 2017.  Mr. Johnson was promoted to Chief Executive Officer and Co-President in 2018.

Jeff M. Shaw, age 58, Chief Operating Officer and Co-President, has been an O’Reilly Team Member for 32 years.  Mr. Shaw’s primary areas of responsibility are Store Operations, Sales, Distribution Operations and International Operations.  Mr. Shaw’s O’Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Manager, Vice President of the Southern Division, Vice President of Sales and Operations, Senior Vice President of Sales and Operations, and Executive Vice President of Store Operations and Sales.  Mr. Shaw has held the position of Co-President since 2017.  Mr. Shaw was promoted to Chief Operating Officer and Co-President in 2018.

Brad Beckham, age 42, Executive Vice President of Store Operations and Sales, has been an O’Reilly Team Member for 24 years.  Mr. Beckham’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s Store Operations.  Mr. Beckham’s O’Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Manager, Divisional Vice President, Vice President of Eastern Store Operations and Sales, Senior Vice President of Eastern Store Operations and Sales, and Senior Vice President of Central Store Operations.  Mr. Beckham has held the position of Executive Vice President of Store Operations and Sales since 2018.

Brent G. Kirby, age 52, Executive Vice President of Supply Chain, has been an O’Reilly Team Member since 2018.  Mr. Kirby’s primary areas of responsibility are Inventory Management, Purchasing, Merchandise, Pricing, Store Design, Marketing, Advertising, Electronic Catalog, Customer Satisfaction and Digital business areas while working cross functionally to deliver our Omnichannel strategy.  Mr. Kirby has over 30 years of experience in the retail industry.  Prior to joining O’Reilly, Mr. Kirby held the position of Chief Supply Chain Officer for Lowe’s Companies, Inc. (“Lowe’s”), with direct responsibility for leading the global supply chain supporting Lowe’s U.S.-based home improvement business.  In this role, Mr. Kirby was responsible for team members across a diverse network of distribution centers, manufacturing facilities, direct-to-consumer parcel operations and last mile delivery operations.  Mr. Kirby began his retail career as a hardware associate with Lowe’s and progressed through various positions at the store, district and regional levels before being promoted to Senior Vice President of Store Operations and later Chief Omnichannel Officer.  In 2018, Mr. Kirby joined O’Reilly as Senior Vice President of Omnichannel.  Mr. Kirby has held the position of Executive Vice President of Supply Chain since January of 2021.

Tom McFall, age 50, Executive Vice President and Chief Financial Officer, has been an O’Reilly Team Member for 14 years.  Mr. McFall’s primary areas of responsibility are Finance, Accounting, Information Technology, Legal, Real Estate and Risk Management.  Mr. McFall’s career began with Ernst & Young LLP in Detroit, Michigan, where he achieved the position of Audit Manager, before accepting a position with Murray’s Discount Auto Stores (“Murray’s”).  Mr. McFall served Murray’s for eight years through the roles of Controller, Vice President of Finance, and Chief Financial Officer, with direct responsibility for finance, accounting and distribution and logistics operations.  After Murray’s was acquired by CSK Auto Corporation (“CSK”) in 2005, Mr. McFall held the position of Chief Financial Officer of Midwest Operation for CSK.  In 2006, Mr. McFall joined O’Reilly as Senior Vice President of Finance and Chief Financial Officer.  Mr. McFall has held the position of Executive Vice President and Chief Financial Officer since 2007.

Jonathan Andrews, age 53, Senior Vice President of Human Resources and Training, has been an O’Reilly Team Member for eight years.  Mr. Andrews’s primary areas of responsibility are Human Resources and Training.  Mr. Andrews has over 25 years of human resources experience.  Mr. Andrews’s career includes human resource positions with Cargill, Inc., Tyson Foods, Inc. and AutoNation, Inc.  Mr. Andrews served AutoNation for 10 years as Director of Human Resources and Senior Director of Human Resources.  In 2012, Mr. Andrews joined O’Reilly as Vice President of Human Resources and progressed through the role of Vice President of Human Resources and Training.  Mr. Andrews has held the position of Senior Vice President of Human Resources and Training since 2019.

Doug Bragg, age 51, Senior Vice President of Central Store Operations and Sales, has been an O’Reilly Team Member for 30 years.  Mr. Bragg’s primary areas of responsibility are Store Operations and Sales for O’Reilly Central Store Operations.  Mr. Bragg’s O’Reilly career began as a Distribution Center Team Member and progressed through the roles of Assistant Store Manager, Store Manager, District Manager, Regional Manager, and Divisional Vice President.  Mr. Bragg has held the position of Senior Vice President of Central Store Operations since 2018.

Robert Dumas, age 47, Senior Vice President of Eastern Store Operations and Sales, has been an O’Reilly Team Member for 29 years, which includes continuous years of service with a company acquired by O’Reilly.  Mr. Dumas’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s Eastern Store Operations.  Mr. Dumas’s O’Reilly career began as a Parts Specialist and progressed through the roles of Installer Service Specialist, Night Manager, Associate Manager, Store Manager, District Manager, Regional Manager, and Divisional Vice President.  Mr. Dumas has held the position of Senior Vice President of Eastern Store Operations and Sales since 2016.

Larry L. Ellis, age 65, Senior Vice President of Distribution Operations, has been an O’Reilly Team Member for 45 years, which includes continuous years of service with a company acquired by O’Reilly.  Mr. Ellis’s primary areas of responsibility are Distribution Operations and Logistics.  Mr. Ellis’s O’Reilly career began as a Distribution Center Team Member and progressed through the roles of Distribution Center Supervisor, Distribution Center Manager, Director of Distribution Operations, Vice President of Logistics, Vice President of Western Division Distribution Operations, and Vice President of Distribution Operations.  Mr. Ellis has held the position of Senior Vice President of Distribution Operations since 2014.

Jeremy Fletcher, age 43, Senior Vice President of Finance and Controller, has been an O’Reilly Team Member for 15 years.  Mr. Fletcher’s primary area of responsibility is Finance.  Mr. Fletcher’s O’Reilly career began as the Financial Reporting and Budgeting Manager and progressed through the roles of Director of Finance, and Vice President of Finance and Controller.  Prior to joining O’Reilly, Mr. Fletcher worked as a Certified Public Accountant with a public accounting firm and in a financial reporting and planning role for a Fortune 1000 corporation.  Mr. Fletcher has held the position of Senior Vice President of Finance and Controller since 2017.

Jeffrey L. Groves, age 55, Senior Vice President of Legal and General Counsel, has been an O’Reilly Team Member for 16 years.  Mr. Groves’s primary areas of responsibility are Corporate Governance, Regulatory Matters, and Internal Audit.  Mr. Groves’s O’Reilly

career began as Director of Legal and Claim Services and progressed through the roles of Director of Legal and Claim Services and General Counsel and Vice President of Legal and Claim Services and General Counsel.  Prior to joining O’Reilly, Mr. Groves worked in a private civil defense trial practice.  Mr. Groves has held the position of Senior Vice President of Legal and General Counsel since 2016.

Scott Kraus, age 44, Senior Vice President of Real Estate and Expansion, has been an O’Reilly Team Member for 22 years.  Mr. Kraus’s primary areas of responsibility are Real Estate Expansion and Acquisitions.  Mr. Kraus’s O’Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Field Sales Manager, Regional Manager, Divisional Vice President, and Vice President of Real Estate.  Mr. Kraus has held the position of Senior Vice President of Real Estate and Expansion since 2016.

Jeffrey A. Lauro, age 54, Senior Vice President of Information Technology, has been an O’Reilly Team Member for five years.  Mr. Lauro’s primary area of responsibility is Information Technology.  Mr. Lauro has over 30 years of information technology experience primarily in the retail industry.  Prior to joining O’Reilly, Mr. Lauro held the position of Chief Information Officer for Payless ShoeSource (“Payless”), with direct responsibility for solution delivery, infrastructure and operations and enterprise architecture.  Prior to joining Payless, Mr. Lauro was the Vice President, Global Information Technology Service Delivery Director for The TJX Companies, Inc., with direct responsibility for global information technology service management, operations, implementation and disaster recovery.  In 2015, Mr. Lauro joined O’Reilly as Senior Vice President of Information Technology and has held this position since that time.

Jason Tarrant, age 40, Senior Vice President of Western Store Operations and Sales, has been an O’Reilly Team Member for 19 years, which includes continuous years of service with a company acquired by O’Reilly.  Mr. Tarrant’s primary areas of responsibility are Store Operations and Sales for O’Reilly Western Store Operations.  Mr. Tarrant’s O’Reilly career began as a Parts Specialist and progressed through the roles of Assistant Store Manager, Store Manager, District Manager, Regional Field Sales Manager, Regional Manager, and Divisional Vice President.  Mr. Tarrant has held the position of Senior Vice President of Western Store Operations and Sales since 2018.

Darin Venosdel, age 50, Senior Vice President of Inventory Management, has been an O’Reilly Team Member for 23 years.  Mr. Venosdel’s primary areas of responsibility are Inventory Management, Purchasing and Store Design.  Mr. Venosdel’s O’Reilly career began as a Programmer/Analyst and progressed through the roles of Application Development Manager, Director of Application Development, Director of Inventory Management, and Vice President of Inventory Management.  Mr. Venosdel has held the position of Senior Vice President of Inventory Management since 2018.

David Wilbanks, age 49, Senior Vice President of Merchandise, has been an O’Reilly Team Member for eight years.  Mr. Wilbanks’s primary areas of responsibility are Merchandise and Pricing.  Mr. Wilbanks has over 30 years of experience in the automotive aftermarket industry.  Mr. Wilbanks’s career began as a counter technician for an independent jobber and progressed to becoming an ASE Certified Master Technician for an automotive dealership, before accepting a position with AutoZone, Inc. (“AutoZone”).  Mr. Wilbanks served AutoZone for twelve years as a financial analyst, Category Manager, and Director of Merchandise.  In 2012, Mr. Wilbanks joined O’Reilly as Vice President of Merchandise and has held the position of Senior Vice President of Merchandise since 2016.

SERVICE MARKS AND TRADEMARKS

We have registered, acquired and/or been assigned the following service marks and trademarks in the United States:  BENNETT AUTO SUPPLY®; BESTEST®; BETTER PARTS. BETTER PRICES.®; BETTER PARTS, BETTER PRICES....EVERYDAY!®; BOND AUTO PARTS®; BRAKEBEST®; BRAKEBEST HD®; BRAKEBEST SELECT®; CARTEK®; CARTEK PRO®; CERTIFIED AUTO REPAIR®; CHECKER AUTO PARTS®; CSK PROSHOP®; CUSTOMIZE YOUR RIDE®; DO IT RIGHT DEALS®; DO IT RIGHT REBATE®; DRIVE WITH THE LEADER!®; EARN POINTS EVERY WAY YOU SHOP®; FIRST CALL®; FLEET & HEAVY DUTY PROFESSIONAL PARTS PEOPLE®; FRIENDLIEST PARTS STORE IN TOWN®; FROM OUR STORE TO YOUR DOOR®; IMPORT DIRECT®; KRAGEN AUTO PARTS®; MASTER PRO®; MASTER PRO REFINISHING®; MASTERPRO SELECT®; MASTERPRO UNDERCAR®; MICROGARD®; MICROGARD HEPA®; MURRAY®; MURRAY CLIMATE CONTROL®; MURRAY TEMPERATURE CONTROL®; MURRAY’S MASCOT® (Design only); MURRAY PLUS®; MURRAY ULTRA®; MURRAY’S AUTO PARTS®; O LOW PRICE GUARANTEE! ®;  O® (Shamrock inside of “O”); OMNISPARK®; O’REILLY®; O’REILLY AUTO COLOR PROFESSIONAL PAINT PEOPLE®; O’REILLY AUTO PARTS®; O’REILLY AUTO PARTS PROFESSIONAL PARTS PEOPLE®; O’REILLY AUTOMOTIVE®; O’REILLY O’REWARDS®; O’REILLY SELECT®; O’REWARDS®; PARTNERSHIP NETWORK®; PARTS CITY®; PARTS CITY AUTO COLOR PROFESSIONAL PAINT PEOPLE®; PARTS CITY AUTO PARTS®; PARTS FOR YOUR CAR WHEREVER YOU ARE®; PARTS PAYOFF®; POWER TORQUE®; PRECISION®; PRECISION HUB ASSEMBLIES®; PRIORITY PARTS®; QUIETECH®; REAL

WORLD TRAINING®; ¡SIGUE ADELANTE CON O’REILLY!®; SCHUCK’S AUTO SUPPLY®; SUPER START®; TOOLBOX®; ULTIMA®; ULTIMA SELECT®; and WORK AT THE O®.  Some of the service marks and trademarks listed above may also have a design associated therewith.  Each of the service marks and trademarks are in duration for as long as we continue to use and seek renewal of such marks.  The above list includes only the trademarks and service marks that are currently and validly registered with the United States Patent and Trademark Office.  It does not include trademarks or service marks which may also be in use, but are not yet registered.  We believe that our business is not otherwise dependent upon any patent, trademark, service mark or copyright.

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

RISKS RELATED TO THE COVID-19 PANDEMIC

The ongoing occurrence of COVID-19, or any other such widespread public health crisis, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The outbreak of the COVID-19 pandemic and its global spread, including in the U.S., has had a significant impact on the U.S. and world economies.  The public health concerns resulting from the pandemic have created significant uncertainty, economic disruption and volatility, all of which have impacted and may continue to impact our business.  We may be required to take significant actions to mitigate any adverse impact of the COVID-19 pandemic, including, but not limited to, reduced staffing and increased expenses.  We are unable to predict the ongoing short-term and long-term impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows due to several factors beyond our control, including, but not limited to:

●	the severity and duration of the pandemic, including additional outbreaks, new strands of the virus and availability of effective medical treatments and vaccines for COVID-19;
●	the continued response of both governmental and nongovernmental authorities, including, but not limited to, stay at home orders or quarantine, restrictions on our operations, such as requiring a reduction in store operating hours or the temporary closure of stores, distributions centers and other facilities, complex and changing regulations and guidance regarding the safety of employees and customers, inconsistent application of COVID-19 orders and regulations, unemployment compensation and economic stimulus;
●	the impact of the pandemic on consumer confidence and macroeconomic factors such as unemployment and work force availability, as well as industry specific demand drivers such as the number of U.S. miles driven, which could impact demand for our product;
●	temporary or long-term disruption in our supply network from local and international suppliers and/or delays in the delivery of our inventory;
●	volatility in the U.S. and global financial markets, including global debt and equity markets;
●	the impact of regulatory and legislative changes in liability for workers’ compensation; and
●	the impact of litigation, investigations or claims from customers, Team Members, suppliers, regulators or other third parties relating to the COVID-19 pandemic or our actions in response thereto, including any reputational harm.

The above factors and uncertainties, in addition to others we are not currently aware of, may result in adverse impacts to our business, results of operations, financial condition and cash flows.

RISKS SPECIFIC TO OUR BUSINESS AND INDUSTRY

Deteriorating economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others, with which we do business, to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.

Although demand for many of our products is primarily non-discretionary in nature and tend to be purchased by consumers out of necessity, rather than on an impulse basis, our sales are impacted by constraints on the economic health of our customers.  The economic health of our customers is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, fuel prices, unemployment levels and other matters that influence consumer confidence and spending, such as a prolonged public health crisis or pandemic, such as the COVID-19 pandemic.  Many of these factors are outside of our control.  Our customers’ purchases, including purchases of our products, could decline during periods when income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions or political uncertainty.  If any of these events occur, or if unfavorable economic conditions challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected.

Overall demand for products sold in the automotive aftermarket is dependent upon many factors including the total number of vehicle miles driven in the U.S., the total number of registered vehicles in the U.S., the age and quality of these registered vehicles and the level of unemployment in the U.S.  Changes in vehicle technology used by the original equipment manufacturers (“OEM”) on future vehicles, including but not limited to electric, hybrid and internal combustion engines, may result in less frequent repairs, parts lasting longer or elimination of certain repairs.  In addition, restrictions on access to telematics, diagnostic tools and repair information imposed by the OEMs or by governmental regulations may force vehicle owners to rely on dealers to perform maintenance and repairs.  Adverse changes in these factors could lead to a decreased level of demand for our products, which could negatively impact our business, results of operations, financial condition and cash flows.

In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers, logistics and other service providers and financial institutions that are counterparties to our credit facilities.  Furthermore, the ability of these third parties to overcome these difficulties may increase.  If third parties, on whom we rely for merchandise, are unable to overcome difficulties resulting from the deterioration in economic conditions, the cause of which could include a prolonged public health crisis or pandemic, such as the COVID-19 pandemic, and provide us with the merchandise we need, or if counterparties to our credit facilities do not perform their obligations, our business, results of operations, financial condition and cash flows could be adversely affected.

The automotive aftermarket business is highly competitive, and we may have to risk our capital to remain competitive, all of which could adversely impact our business, results of operations, financial condition and cash flows.

Both the DIY and professional service provider portions of our business are highly competitive, particularly in the more densely populated areas that we serve.  Some of our competitors are larger than we are and have greater financial resources.  In addition, some of our competitors are smaller than we are, but have a greater presence than we do in a particular market.  Online and mobile platforms may allow customers to quickly compare prices and product assortments between us and a range of competitors, which could result in pricing pressure.  Some online competitors may have a lower cost structure than we do, as a result of our strategy of providing an exceptional in-store experience and superior parts availability supported by our extensive store network and robust, regional distribution footprint, which could also create pricing pressure.  We may have to expend more resources and risk additional capital to remain competitive and our results of operations, financial condition and cash flows could be adversely affected.  For a list of our principal competitors, see the “Competition” section of Item 1 of this annual report on Form 10-K.

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

Our business depends on developing and maintaining close relationships with our suppliers and on our suppliers’ ability or willingness to sell quality products to us at favorable prices and terms.  Many factors outside of our control may harm these relationships and the ability or willingness of these suppliers to sell us products on favorable terms.  For example, financial or operational difficulties that our suppliers may face could increase the cost of the products we purchase from them or our ability to source products from them.  In addition, the trend toward consolidation among automotive parts suppliers, as well as the off-shoring of manufacturing capacity to foreign countries, may disrupt or end our relationship with some suppliers and could lead to less competition and result in higher prices.  We could also be negatively impacted by suppliers who might experience work stoppages, labor strikes, a prolonged public health crisis or pandemic, such as the COVID-19 pandemic, or other interruptions to, or difficulties in the, manufacture or supply of the products we purchase from them.  Changes in U.S. trade policies, practices, tariffs or taxes could affect our ability and our suppliers’ ability to source product at current volumes and/or prices.

Business interruptions in our distribution centers or other facilities may affect our store hours, stability of our computer systems, and/or availability and distribution of merchandise, which may affect our business.

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

Failure to protect our brand and reputation could have a material adverse effect on our brand name, business, results of operations, financial condition and cash flows.

We believe our Company has built an excellent reputation as a leading retailer in the automotive aftermarket industry.  We believe our continued success depends, in part, on our ability to preserve, grow and leverage the value of our brand.  Our reputation is based, in part, on perceptions of subjective qualities; negative publicity involving the Company, our merchandise or our industry in general that erode customer trust or confidence could adversely affect our reputation and business.  Failure to comply with ethical, social, product, labor, health and safety, accounting or environmental standards, or existing or future laws or regulations could also jeopardize our reputation and potentially lead to various adverse actions from consumer or environmental groups, employees or regulatory bodies, which could require us to incur substantial legal fees and costs.  In addition, negative claims or publicity, including the availability of information and opinions on social media, as its impact is immediate, could adversely affect our reputation.  The opportunity for the rapid dissemination of information, including inaccurate and inflammatory information and opinions, is virtually limitless and easily accessible.  Damage to our reputation or loss of consumer confidence for any of these or other reasons could have an adverse effect on our business, results of operations, financial condition or cash flows, as well as require additional resources to rebuild our reputation.

Risks associated with international operations could result in additional costs and inefficiencies.

In addition to many of the risks we face in our U.S. operations, international operations present a unique set of risks and challenges, including local laws and customs, U.S. laws applicable to foreign operations and political and socio-economic conditions.  Our ability to operate effectively and grow in international markets could be impacted by these risks resulting in legal liabilities, additional costs and the distraction of management’s attention.  Compliance with the Foreign Corrupt Practices Act and protection of intellectual property rights surrounding items such as tradenames and trademarks in foreign jurisdictions can pose significant challenges.

In addition, our operations in international markets are conducted primarily in the local currency of those countries.  Given that our Consolidated Financial Statements are denominated in U.S. dollars, amounts of assets, liabilities, net sales and other revenues and expenses denominated in local currencies must be translated into U.S. dollars using exchange rates for the current period.  As a result, foreign currency exchange rates and fluctuations in those rates may adversely impact our financial performance.

RISKS RELATED TO OUR COMMON STOCK

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

The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions and potentially being targeted through the selling and buying of our common stock by a group of individuals, whose interests and reasoning behind such actions may not align with an average market participant.  The market price of our common stock may also be affected by our ability to meet analysts’ expectations and failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock.

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

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCING

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

GENERAL RISKS

We cannot assure future growth will be achieved.

We believe that our ability to open additional, profitable stores at a high growth rate will be a significant factor in achieving our growth objectives for the future.  Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions.  We cannot be sure that our growth plans for 2021 and beyond will be achieved.  Failure to achieve our growth objectives may negatively impact the trading price of our common stock.  For a discussion of our growth strategies, see the “Growth Strategy” section of Item 1 of this annual report on Form 10-K.

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

We are, and in the future may become, involved in lawsuits, regulatory inquiries and governmental and other legal proceedings, arising out of the ordinary course of our business.  The damages sought against us in some of these litigation proceedings may be material and may adversely affect our business, results of operations, financial condition and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Stores, distribution centers and other properties:

Of the 5,616 stores we operated at December 31, 2020, 2,325 stores were owned, 3,220 stores were leased from unaffiliated parties, 22 of which were located in Mexico, and 71 stores were leased from entities that include one or more of our affiliated directors or members of their immediate family.  Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses and an original term of, at a minimum, 10 years, subject to one or more renewals at our option.  We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby.  Such master lease agreements with two of the five affiliated entities have been modified to extend the term of the lease agreement for specific stores.  The master lease agreements or modifications thereto expire on dates ranging from June 30, 2021, to November 1, 2035.  We believe that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.

The following table provides information regarding our U.S. domestic regional DCs in operation as of December 31, 2020:

			Operating Square Footage (1)
Principal Use	Nature of Occupancy	Number of Locations	(in thousands)
Distribution center	Owned	21	9,161
Distribution center	Leased (2)	7	2,483
Total		28	11,644
(1)	DC operating square footage includes floor and mezzanine operating square footage and excludes subleased square footage.
(2)	Terms expiring on dates ranging from March 31, 2022, to June 30, 2035.

In addition, we operate six small distribution centers in Mexico; these distribution centers do not serve U.S. stores and are immaterial in the aggregate.  In 2020, we relocated our Nashville, Tennessee, DC into a larger facility in Lebanon, Tennessee, providing a larger, more efficient facility that serves both markets in March 2020.  The existing store portion of the Nashville, Tennessee, DC facility remained a large Hub that continues to provide same day parts availability in the attractive Nashville market.  The distribution operations of our Knoxville, Tennessee, DC are in the process of being merged into our Lebanon, Tennessee, DC, which is expected to be completed in 2021, and the existing store portion of our Knoxville, Tennessee, DC facility will remain a large Hub that will continue to provide same day parts availability in the Knoxville market.  Additionally, we plan to merge our North Little Rock, Arkansas, DC into our new Horn Lake, Mississippi, DC, which we expect to open in mid-2021.  At that time, the existing store portion of our North Little Rock, Arkansas, DC facility will remain a large Hub that will continue to provide same day parts availability in the Little Rock market.

We believe that our present facilities are in good condition, are sufficiently insured and are adequate for the conduct of our current operations.  The store servicing capability of our 28 existing U.S. DCs is approximately 6,180 stores, providing a growth capacity of more than 585 U.S. stores, which will increase by approximately 150 net, stores with the completion of our Horn Lake, Mississippi, DC and the conversion of our North Little Rock, Arkansas, DC into a Hub facility in 2021.  We believe the growth capacity in our DCs, along with the additional capacity of our new Horn Lake, Mississippi, DC, will provide us with the DC infrastructure needed for near-term expansion.  However, as we expand our geographic footprint, we will continue to evaluate our existing distribution system infrastructure and will adjust our distribution system capacity as needed to support our future growth.

Our corporate office operations occur primarily in Springfield, Missouri, and as of December 31, 2020, the total square footage was 0.6 million square feet, substantially all of which was owned.

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

As of February 18, 2021, the Company had approximately 420,000 shareholders of common stock based on the number of holders of record and an estimate of individual participants represented by security position listings.

Sales of unregistered securities:

There were no sales of unregistered securities during the year ended December 31, 2020.

Issuer purchases of equity securities:

The following table identifies all repurchases during the fourth quarter ended December 31, 2020, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
October 1, 2020, to October 31, 2020	779	$457.71	779	$1,118,244
November 1, 2020, to November 30, 2020	714	449.32	714	797,226
December 1, 2020, to December 31, 2020	705	448.08	705	$481,538
Total as of December 31, 2020	2,198	$451.90	2,198
(1)	Under the Company’s share repurchase program, as approved by its Board of Directors on January 11, 2011, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions not to exceed a dollar limit authorized by the Board of Directors. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 5, 2020, October 28, 2020, and February 10, 2021, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $15.8 billion. Each additional authorization is effective for a three–year period, beginning on its respective announcement date. The authorizations under the share repurchase program that currently have capacity are scheduled to expire on October 28, 2023 and February 10, 2024. No other share repurchase programs existed during the twelve months ended December 31, 2020.

The Company repurchased a total of 4.8 million shares of its common stock under its publicly announced share repurchase program during the year ended December 31, 2020, at an average price per share of $431.93, for a total investment of $2.1 billion.  Subsequent to the end of the year and through February 26, 2021, the Company repurchased an additional 1.1 million shares of its common stock, at an average price per share of $447.49, for a total investment of $478.4 million.  The Company has repurchased a total of 82.1 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through February 26, 2021, at an average price of $179.65, for a total aggregate investment of $14.7 billion.

Stock performance graph:

The graph below shows the cumulative total shareholder return assuming the investment of $100, on December 31, 2015, and the reinvestment of dividends thereafter, if any, in the Company’s common stock versus the Standard and Poor’s S&P 500 Retail Index (“S&P 500 Retail Index”) and the Standard and Poor’s S&P 500 Index (“S&P 500”).

$290
$240
$190
$140
$90
Dec. 31, 2015
Dec. 31, 2016
Dec. 31, 2017
Dec. 31, 2018
Dec. 31, 2019
Dec. 31, 2020
O'Reilly Automotive, Inc.
S&P 500 Retail Index
S&P 500

	December 31,
Company/Index	2015	2016	2017	2018	2019	2020
O’Reilly Automotive, Inc.	$100	$110	$95	$136	$173	$179
S&P 500 Retail Index	100	105	135	152	191	278
S&P 500	$100	$110	$131	$123	$158	$184

Item 6.  Selected Financial Data

The table below compares the “Company’s selected financial data over a ten-year period:

Years ended December 31,	2020	2019	2018	2017	2016	2015	2014	2013	2012	2011
(In thousands, except per share, Team Members, stores and ratio data)

INCOME STATEMENT DATA:

Sales ($)	11,604,493	10,149,985	9,536,428	8,977,726	8,593,096	7,966,674	7,216,081	6,649,237	6,182,184	5,788,816
Cost of goods sold, including warehouse and distribution expenses	5,518,801	4,755,294	4,496,462	4,257,043	4,084,085	3,804,031	3,507,180	3,280,236	3,084,766	2,951,467
Gross profit	6,085,692	5,394,691	5,039,966	4,720,683	4,509,011	4,162,643	3,708,901	3,369,001	3,097,418	2,837,349
Selling, general and administrative expenses	3,666,356	3,473,965	3,224,782	2,995,283	2,809,805	2,648,622	2,438,527	2,265,516	2,120,025	1,973,381
Former CSK officer clawback	—	—	—	—	—	—	—	—	—	(2,798)
Operating income	2,419,336	1,920,726	1,815,184	1,725,400	1,699,206	1,514,021	1,270,374	1,103,485	977,393	866,766
Write-off of asset-based revolving credit agreement debt issuance costs	—	—	—	—	—	—	—	—	—	(21,626)
Termination of interest rate swap agreements	—	—	—	—	—	—	—	—	—	(4,237)
Other income (expense), net	(152,931)	(130,397)	(121,097)	(87,596)	(62,015)	(53,655)	(48,192)	(44,543)	(35,872)	(25,130)
Total other income (expense)	(152,931)	(130,397)	(121,097)	(87,596)	(62,015)	(53,655)	(48,192)	(44,543)	(35,872)	(50,993)
Income before income taxes	2,266,405	1,790,329	1,694,087	1,637,804	1,637,191	1,460,366	1,222,182	1,058,942	941,521	815,773
Provision for income taxes (a)(b)	514,103	399,287	369,600	504,000	599,500	529,150	444,000	388,650	355,775	308,100
Net income ($) (a)(b)	1,752,302	1,391,042	1,324,487	1,133,804	1,037,691	931,216	778,182	670,292	585,746	507,673

Basic earnings per common share:
Earnings per share – basic ($)	23.74	18.07	16.27	12.82	10.87	9.32	7.46	6.14	4.83	3.77
Weighted-average common shares outstanding – basic	73,817	76,985	81,406	88,426	95,447	99,965	104,262	109,244	121,182	134,667

Earnings per common share -assuming dilution: (a)(b)
Earnings per share – assuming dilution ($)	23.53	17.88	16.10	12.67	10.73	9.17	7.34	6.03	4.75	3.71
Weighted-average common shares outstanding – assuming dilution	74,462	77,788	82,280	89,502	96,720	101,514	106,041	111,101	123,314	136,983

SELECTED OPERATING DATA:

Number of Team Members at year end (c)	76,257	81,223	78,882	75,552	74,580	71,621	67,569	61,909	53,063	49,324
Total number of stores at year end (d)(e)	5,616	5,460	5,219	5,019	4,829	4,571	4,366	4,166	3,976	3,740
Number of U.S. stores at year end (d)	5,594	5,439	5,219	5,019	4,829	4,571	4,366	4,166	3,976	3,740
Number of Mexico stores at year end (e)	22	21	—	—	—	—	—	—	—	—
Store square footage at year end (c)(f)	41,668	40,227	38,455	36,685	35,123	33,148	31,591	30,077	28,628	26,530
Sales per weighted-average store ($) (c)(g)	2,057	1,881	1,842	1,807	1,826	1,769	1,678	1,614	1,590	1,566
Sales per weighted-average square foot ($) (c)(f)(h)	277	255	251	248	251	244	232	224	224	221
Percentage increase in comparable store sales (c)(i)	10.9%	4.0%	3.8%	1.4%	4.8%	7.5%	6.0%	4.6%	3.5%	4.6%

Years ended December 31,	2020	2019	2018	2017	2016	2015	2014	2013	2012	2011
(In thousands, except per share, Team Members, stores and ratio data)

SELECT BALANCE SHEET AND CASH FLOW DATA:

Working capital ($) (j)	(762,630)	(635,765)	(350,918)	(249,694)	(142,674)	(36,372)	252,082	430,832	478,093	1,028,330
Total assets ($) (j)	11,596,642	10,717,160	7,980,789	7,571,885	7,204,189	6,676,684	6,532,083	6,057,895	5,741,241	5,494,174
Inventory turnover (k)	1.5	1.4	1.4	1.4	1.5	1.5	1.4	1.4	1.4	1.5
Accounts payable to inventory (l)	114.5%	104.4%	105.7%	106.0%	105.7%	99.1%	94.6%	86.6%	84.7%	64.4%
Current portion of long-term debt and short-term debt ($)	—	—	—	—	—	—	25	67	222	662
Long-term debt, less current portion ($) (j)	4,123,217	3,890,527	3,417,122	2,978,390	1,887,019	1,390,018	1,388,397	1,386,828	1,087,789	790,585
Shareholders’ equity ($) (a)	140,258	397,340	353,667	653,046	1,627,136	1,961,314	2,018,418	1,966,321	2,108,307	2,844,851
Cash provided by operating activities ($) (m)	2,836,603	1,708,479	1,727,555	1,403,687	1,510,713	1,345,488	1,190,430	908,026	1,251,555	1,118,991
Capital expenditures ($)	465,579	628,057	504,268	465,940	476,344	414,020	429,987	395,881	300,719	328,319
Free cash flow ($) (m)(n)	2,189,995	1,020,649	1,188,584	889,059	978,375	868,390	760,443	512,145	950,836	790,672

(a)	During the year ended December 31, 2017, the Company adopted a new accounting standard that requires excess tax benefits related to share-based compensation payments to be recorded through the income statement. In compliance with the standard, the Company did not restate prior period amounts to conform to current period presentation. The Company recorded a cumulative effect adjustment to opening retained earnings, due to the adoption of the new accounting standard. See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the annual report on Form 10-K for the year ended December 31, 2017, for more information.
(b)	Following the enactment of the U.S. Tax Cuts and Jobs Act in December of 2017, the Company revalued its deferred income tax liabilities, which resulted in a one-time benefit to the Company’s Consolidated Statement of Income for the years ended December 31, 2018 and 2017. See Note 13 “Income Taxes” to the Consolidated Financial Statements of the annual report on Form 10-K for the year ended December 31, 2018, for more information.
(c)	Represents O’Reilly’s U.S. operations only.
(d)	In 2012, 2016 and 2018, the Company acquired materially all assets of VIP Parts, Tires & Service (“VIP”), Bond Auto Parts (“Bond”) and Bennett Auto Supply, Inc. (“Bennett”), respectively. The 2012 VIP acquisition added 56 stores, and the 2016 Bond acquisition added 48 stores to the O’Reilly store count. After the close of business on December 31, 2018, the Company acquired substantially all of the non-real estate assets of Bennett, including 33 stores that were not included in the 2018 store count and were not operated by the Company in 2018, but beginning January 1, 2019, the operations of the acquired Bennett locations were included in the Company’s store count, and during the year ended December 31, 2019, the Company merged 13 of these acquired Bennett stores into existing O’Reilly locations and rebranded the remaining 20 Bennett stores as O’Reilly stores. Financial results for these acquired companies have been included in the Company’s consolidated financial statements from the dates of the acquisitions forward.
(e)	In 2019, the Company acquired Mayoreo de Autopartes y Aceites, S.A. de C.V. (“Mayasa”), which added 21 stores to the O’Reilly store count. Financial results for this acquired company have been included in the Company’s consolidated financial statements beginning from the date of the acquisition.
(f)	Square footage includes normal selling, office, stockroom and receiving space.
(g)	Sales per weighted-average store are weighted to consider the approximate dates of store openings, acquisitions or closures.
(h)	Sales per weighted-average square foot are weighted to consider the approximate dates of domestic store openings, acquisitions, expansions or closures.
(i)	Comparable store sales are calculated based on the change in sales of U.S. stores open at least one year and excludes sales of specialty machinery, sales to independent parts stores, sales to Team Members, sales from Leap Day during the years ended December 31, 2020, 2016 and 2012. Online sales, resulting from ship-to-home orders and pick-up-in-store orders, for U.S. stores open at least one year, are included in the comparable store sales calculation.
(j)	Certain prior period amounts have been reclassified to conform to current period presentation, due to the Company’s adoption of new accounting standards during the fourth quarter ended December 31, 2015. See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the annual report on Form 10-K for the year ended December 31, 2015, for more information.
(k)	Inventory turnover is calculated as cost of goods sold for the last 12 months divided by average inventory. Average inventory is calculated as the average of inventory for the trailing four quarters used in determining the denominator.
(l)	Accounts payable to inventory is calculated as accounts payable divided by inventory.
(m)	Certain prior period amounts have been reclassified to conform to current period presentation, due to the Company’s adoption of a new accounting standard during the first quarter ended March 31, 2017. See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the annual report on Form 10-K for the year ended December 31, 2017, for more information.
(n)	Free cash flow is calculated as net cash provided by operating activities less capital expenditures, excess tax benefit from share-based compensation payments and investment in tax credit equity investments for the period.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including

●	an overview of the key drivers of the automotive aftermarket industry;
●	key events and recent developments within our Company;
●	our results of operations for the years ended December 31, 2020 and 2019;
●	our liquidity and capital resources;
●	any contractual obligations, to which we are committed;
●	any off-balance sheet arrangements we utilize;
●	our critical accounting estimates;
●	the inflation and seasonality of our business; and
●	recent accounting pronouncements that may affect our Company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information, forward-looking statements and other risk factors included elsewhere in this annual report.

OVERVIEW

We are a specialty retailer of automotive aftermarket parts, tools, supplies, equipment and accessories in the United States and Mexico.  We are one of the largest U.S. automotive aftermarket specialty retailers, selling our products to both DIY customers and professional service providers – our “dual market strategy.”  Our stores carry an extensive product line consisting of new and remanufactured automotive hard parts, maintenance items, accessories, a complete line of auto body paint and related materials, automotive tools and professional service provider service equipment.

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

Our stores also offer enhanced services and programs to our customers, including used oil, oil filter and battery recycling; battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; and professional paint shop mixing and related materials.  As of December 31, 2020, we operated 5,594 stores in 47 U.S. states and 22 stores in Mexico.

We are influenced by a number of general macroeconomic factors that impact both our industry and our consumers, including, but not limited to, fuel costs, unemployment trends, interest rates and other economic factors.  Due to the nature of these macroeconomic factors, we are unable to determine how long current conditions will persist and the degree of impact future changes may have on our business.  Macroeconomic factors, such as increases in the U.S. unemployment rate, and demand drivers specific to the automotive aftermarket, such as U.S. miles driven, have been pressured as a result of responses to the COVID-19 pandemic, such as stay at home orders, work from home arrangements and reduced travel.  Gradual reopening processes across many markets positively impacted our performance beginning in the second quarter and continuing into our third and fourth quarters; however, we are unable to predict the ongoing and future impact of the pandemic on broader economic conditions or our industry.

We believe the key drivers of current and future long-term demand for the products sold within the automotive aftermarket include the number of U.S. miles driven, number of U.S. registered vehicles, new light vehicle registrations and average vehicle age.

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the Department of Transportation, the number of total miles driven in the U.S. increased 0.9% and 0.4% in 2019 and 2018, respectively, and through February of 2020, year-to-date miles driven increased 2.1%.  Miles driven dramatically declined beginning in March of 2020, and through December 2020, year-to-date miles driven decreased 13.2%, as a result of the measures taken by state and local governments in response to COVID-19 and the impact to economic activity as consumers responded to COVID-19.  Further government measures or consumer and business behavior could continue to have a negative impact on miles driven, but we are unable to predict the duration and severity of the impact to our business.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by The Auto Care Association, the total number of registered vehicles increased 10.4% from 2009 to 2019, bringing the number of light vehicles on the road to 278 million by the end of 2019.  For the year ended December 31, 2020, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 16.3 million.  In the past decade, vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.7% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 18.0%, from 10.0 years in 2009 to 11.8 years in 2019.

We believe this increase in average age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains, interiors and exteriors and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles.  As the average age of vehicles on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty.  These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles.  We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

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

The COVID-19 pandemic has caused significant disruption to the economy, placing pressure on our business beginning in mid-March 2020, as stay at home orders and/or business restrictions were put in place in most cities, counties and states.  This pressure continued until mid-April when our customers began to receive Economic Impact Payments under the CARES Act.  We believe these government stimulus payments and enhanced unemployment benefits, along with the easing of stay at home orders and the associated market reopenings beginning in May and June and favorable industry dynamics, such as consumers investing in existing vehicles, led to strong demand for our products beginning in April and continuing through the remainder of 2020.

We have been deemed an essential service provider in the communities we serve, and have taken many steps to promote the health and safety of our customers and Team Members, while keeping our stores open and operating to meet our customers’ critical needs during the COVID-19 crisis.  In addition, when our business was pressured at the end of the first quarter, we took steps to strengthen our liquidity and mitigate the expected ongoing impact on our operations and financial performance.

These actions include, but are not limited to:

●	Implementing social distancing standards throughout the Company, providing our Team Members with personal protective equipment and modifying store procedures, including the implementation of curbside pickup for Buy Online, Pick Up In-Store orders, enhanced cleaning protocols, health screening, contact tracing and mandatory masking for all Team Members;
●	Putting in place programs to relax attendance policies, as well as advance sick time to assist Team Members who are place in quarantine or need time away to support family members effective by COVID-19;
●	Temporarily deferring certain capital investments, many of which have now resumed, and prudently managing our cost structure in response to sales volatility;

●	Successfully issuing $500 million aggregate principal amount unsecured 4.20% Senior Notes due 2030, and drawing a precautionary $250 million on our existing revolving credit facility, however during the second quarter of 2020, this additional draw was repaid;
●	Temporarily suspending our share repurchase program on March 16, 2020, however, the program resumed on May 29, 2020, based on the improved business environment and outlook; and
●	Utilizing relief efforts as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) signed into law on March 27, 2020, which included bonus depreciation on eligible property, deferral of employer portion of social security taxes and deferral of certain tax payments.

While we continue to make adjustments as we navigate the current environment, we are unable to predict how long the current crisis will last or the extent of the impact on our customers and our business.

RESULTS OF OPERATIONS

The following table includes income statement data as a percentage of sales, which is computed independently and may not compute to presented totals due to rounding differences, for the years ended December 31, 2020 and 2019:

	For the Year Ended
	December 31,
	2020	2019
Sales	100.0%	100.0%
Cost of goods sold, including warehouse and distribution expenses	47.6	46.9
Gross profit	52.4	53.1
Selling, general and administrative expenses	31.6	34.2
Operating income	20.8	18.9
Interest expense	(1.4)	(1.4)
Interest income	0.1	0.1
Income before income taxes	19.5	17.6
Provision for income taxes	4.4	3.9
Net income	15.1%	13.7%

2020 Compared to 2019

Sales:

Sales for the year ended December 31, 2020, increased $1.45 billion, or 14%, to $11.60 billion from $10.15 billion for the same period in 2019.  Comparable store sales for stores open at least one year increased 10.9% and 4.0% for the years ended December 31, 2020 and 2019, respectively.  Comparable store sales are calculated based on changes in sales for U.S. domestic stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members, as well as sales from Leap Day in the year ended December 31, 2020.  Online sales, resulting from ship-to-home orders and pickup in-store orders, for stores open at least one year, are included in the comparable store sales calculation.

The following table presents the components of the increase in sales for the year ended December 31, 2020 (in millions):

Increase in Sales for the Year Ended
December 31, 2020,
Compared to the Same Period in 2019
Store sales:
Comparable store sales	$1,082
Non-comparable store sales:
Sales for stores opened throughout 2019, excluding stores open at least one year that are included in comparable store sales, and sales from the acquired Mayasa stores	120
Sales for stores opened throughout 2020	123
Sales from Leap Day	34
Decline in sales for stores that have closed	(9)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	105
Total increase in sales	$1,455

We believe the increased sales are the result of store growth, the acquisition of Mayasa, sales from one additional day due to Leap Day for the year ended December 31, 2020, the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory in our regional distribution centers, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.  The Company incurred significant sales headwinds beginning in the middle of March and through the middle of April, as a result of COVID-19; however, the government stimulus payments, enhanced unemployment benefits, easing of stay at home orders and the associated market reopenings beginning in May and June, when combined with favorable industry dynamics, such as consumers investing in existing vehicles, led to strong demand for our products over the remainder of the second quarter and continuing through the remainder of 2020.

Our comparable store sales increase for the year ended December 31, 2020, was driven by increases in average ticket and transaction counts for both DIY and professional service provider customers.  Beginning in April of 2020, average ticket values, primarily for DIY customers, benefited from consumers spending additional time and money repairing and maintaining their vehicles in response to the COVID-19 and economic environment.  In addition, the improvement in average ticket values was the result of the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  This decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.  Average ticket values also benefited from increased selling prices on a SKU-by-SKU basis, as compared to the same period in 2019, driven by increases in acquisition cost of inventory, which were passed on in market prices.

As the COVID-19 stay at home orders and business restrictions took effect in our markets in the middle of March 2020, transaction counts for both DIY and professional service provider customers turned sharply negative, with a larger impact realized on the professional side of the business, as we believe a larger segment of the demographic served by our professional service provider customers is more likely to accommodate working from home than a typical DIY customer.  However, in the middle of April 2020, as the government stimulus and enhanced unemployment benefits reached consumers, we saw a reversal in transaction counts, with a more immediate impact realized on the DIY side of the business.  Improved transaction counts continued through December 2020, as states implemented reopening plans and many individuals returned to work.  We cannot predict what continued impact the COVID-19 pandemic will have to our business in the future given the high degree of uncertainty as to the duration and severity of the pandemic, the potential future changes to economic reopening plans and the mitigating impact of government stimulus for consumers.

We opened 155 net, new U.S. stores and one new store in Mexico during the year ended December 31, 2020, compared to opening 200 net, new U.S. stores during the year ended December 31, 2019.  In addition, on January 1, 2019, we began operating 33 acquired Bennett stores, and during the year ended December 31, 2019, we merged 13 of these acquired Bennett stores into existing O’Reilly locations and rebranded the remaining 20 Bennett stores as O’Reilly stores.  After the close of business on November 29, 2019, we acquired 21 stores from Mayasa.  As of December 31, 2020, we operated 5,594 stores in 47 U.S. states and 22 stores in Mexico compared to 5,439 U.S. stores in 47 states and 21 stores in Mexico at December 31, 2019.  We anticipate new store growth will be 165 to 175 net, new store openings in 2021.

Gross profit:

Gross profit for the year ended December 31, 2020, increased 13% to $6.09 billion (or 52.4% of sales) from $5.39 billion (or 53.1% of sales) for the same period in 2019.  The increase in gross profit dollars for the year ended December 31, 2020, was primarily the result of sales from new stores, the increase in comparable store sales at existing stores, sales from the acquired Mayasa stores and one additional day due to Leap Day.  The decrease in gross profit as a percentage of sales for the year ended December 31, 2020, was due to the comparable period in the prior year receiving a benefit from selling through inventory purchased prior to tariff related, industry-wide acquisition cost increases, and corresponding selling price increases, and the lower gross margin sales from the acquired Mayasa stores, due to their large independent jobber customer base, partially offset by a greater percentage of total sales generated from DIY customers, which carry a higher gross margin than professional service provider sales and acquisition cost reductions.  We determine inventory cost using the last-in, first-out (“LIFO”) method, but have, over time, seen our LIFO reserve balance exhausted as a result of cumulative historical acquisition cost decreases.  Our policy is to not write up inventory in excess of replacement cost, and accordingly, we are effectively valuing our inventory at replacement cost.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2020, increased 6% to $3.67 billion (or 31.6% of sales) from $3.47 billion (or 34.2% of sales) for the same period in 2019.  The increase in total SG&A dollars for the year ended December 31, 2020, was the result of facilities and vehicles to support our increased sales and store count, expense from the acquired Mayasa stores and one additional day due to Leap Day.  The decrease in SG&A as a percentage of sales for the year ended December 31, 2020, was principally due to leverage of store operating costs on strong comparable store sales growth combined with our cautionary approach and strict expense control measures in response to the onset of the COVID-19 environment.

Operating income:

As a result of the impacts discussed above, operating income for the year ended December 31, 2020, increased 26% to $2.42 billion (or 20.8% of sales) from $1.92 billion (or 18.9% of sales) for the same period in 2019.

Other income and expense:

Total other expense for the year ended December 31, 2020, increased 17% to $153 million (or 1.3% of sales), from $130 million (or 1.3% of sales) for the same period in 2019.  The increase in total other expense for the year ended December 31, 2020, was the result of increased interest expense on higher average outstanding borrowings.

Income taxes:

Our provision for income taxes for the year ended December 31, 2020, increased 29% to $514 million (22.7% effective tax rate) from $399 million (22.3% effective tax rate) for the same period in 2019.  The increase in our provision for income taxes for the year ended December 31, 2020, was the result of higher taxable income and lower excess tax benefits from share-based compensation, partially offset by a greater benefit from tax credit equity investments in 2020, as compared to the same period in 2019.  The increase in our effective tax rate for the year ended December 31, 2020, was the result of the lower excess tax benefits from share-based compensation, partially offset by a greater benefit from tax credit equity investments in 2020, as compared to the same period in 2019.

Net income:

As a result of the impacts discussed above, net income for the year ended December 31, 2020, increased 26% to $1.75 billion (or 15.1% of sales), from $1.39 billion (or 13.7% of sales) for the same period in 2019.

Earnings per share:

Our diluted earnings per common share for the year ended December 31, 2020, increased 32% to $23.53 on 74 million shares from $17.88 on 78 million shares for the same period in 2019.

2019 Compared to 2018

A discussion of the changes in our results of operations for the year ended December 31, 2019, as compared to the year ended December 31, 2018, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “ORLY” or at our internet address, www.OReillyAuto.com, by clicking “Investor Relations” located at the bottom of the page.

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

As we operated amid uncertainty and disruption caused by the COVID-19 pandemic, we have demonstrated our ability to take prudent steps to support the future stability and financial flexibility of our Company.  At the onset of disruption caused by the COVID-19 pandemic, our Teams took decisive action to reduce costs and conserve cash, which included delaying capital investments, reducing operating costs and temporarily suspending our share repurchase program from March 16, 2020, through May 28, 2020.  As we are unable to determine the duration or potential increase in severity of this crisis, we cannot predict its future impacts on our ability to generate funds from operations or maintain liquidity, and accordingly, we will continue to make adjustments as we navigate the current and expected environment.

Liquidity and related ratios:

The following table highlights our liquidity and related ratios as of December 31, 2020 and 2019 (dollars in millions):

	December 31,		Percentage
Liquidity and Related Ratios	2020	2019	Change
Current assets	$4,500	$3,834	17.4%
Current liabilities	5,262	4,469	17.7%
Working capital (1)	(763)	(636)	(20.0)%
Total debt	4,123	3,891	6.0%
Total equity	$140	$397	(64.7)%
Debt to equity (2)	29.40:1	9.79:1	200.2%
(1)	Working capital is calculated as current assets less current liabilities.
(2)	Debt to equity is calculated as total debt divided by total equity.

Current assets increased 17%, current liabilities increased 18%, total debt increased 6% and total equity decreased 65% from 2019 to 2020.  The increase in current assets was primarily due to the increase in cash, resulting from our strong sales in 2020, and inventory, resulting from our distribution expansion projects and the opening of 156 net, new stores in 2020.  The increase in current liabilities was primarily due to an increase in accounts payable, which was the result of higher inventory turns on strong sales, and accrued benefits and withholdings, which was the result of deferred payroll tax payments under the CARES Act and Team member incentive payments.  Our accounts payable to inventory ratio was 114.5% as of December 31, 2020, as compared to 104.4% for the same period in 2019.  The increase in total debt was attributable to the issuance of $500 million of 4.200% Senior Notes due 2030 and $500 million of 1.750% Senior Notes due 2031, partially offset by the redemption of $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 and no borrowings on our revolving credit facility at December 31, 2020.  The decrease in total equity was due to an increase in retained deficit, resulting from a greater impact of share repurchase activity under our share repurchase program, partially offset by net income for the year ended December 31, 2020.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended
	December 31,
Liquidity:	2020	2019
Total cash provided by/(used in):
Operating activities	$2,836,603	$1,708,479
Investing activities	(614,895)	(796,746)
Financing activities	(1,796,577)	(902,811)
Effect of exchange rate changes on cash	103	169
Net increase (decrease) in cash and cash equivalents	$425,234	$9,091

Capital expenditures	$465,579	$628,057
Free cash flow (1)	2,189,995	1,020,649
(1)	Calculated as net cash provided by operating activities, less capital expenditures, excess tax benefit from share-based compensation payments and investment in tax credit equity investments for the period.

Cash and cash equivalents balances held outside of the U.S. were $11.5 million and $5.7 million as of December 31, 2020 and 2019, respectively, which was generally utilized to support the liquidity needs of foreign operations in Mexico.

Operating activities:

The increase in net cash provided by operating activities in 2020 compared to 2019 was primarily due to a decrease in net inventory investment, a larger increase in net income, an increase in income taxes payable and an increase in accrued benefits and withholdings.  The larger decrease in net inventory investment in 2020, as compared to 2019, was primarily attributable to the strong comparable store sales growth and the resulting benefit to inventory turns.  The increase in income taxes payable in 2020, compared to the decrease in income taxes payable in 2019, was primarily the result of the realization of credits from renewable energy tax credit investments and an income taxes payable position at the end of 2020, versus a prepaid income taxes position at the end of 2019.  The increase in accrued benefits and withholdings is primarily due to the deferral of payroll tax payments under the CARES Act and the timing of Team Member incentive payments.

Investing activities:

The decrease in net cash used in investing activities in 2020 compared to 2019 was primarily the result of a decrease in capital expenditures and a decrease in other investing activities, partially offset by an increase in investments in tax credit equity investments.  Total capital expenditures were $466 million in 2020 versus $628 million in 2019, and the decrease was primarily related to lower new store project development spending in 2020, as compared to 2019, and the level of distribution expansion projects in 2020, as compared to 2019.  The decrease in other investment activities was due to the acquisition of Mayasa in 2019.  The increase in investments in tax credit equity investments was the result of entering into more renewable energy tax credit investments in 2020, as compared to 2019, primarily for the purpose of receiving renewable energy tax credits.

We opened 156 and 200 net, new stores in 2020 and 2019, respectively.  In addition, on January 1, 2019, we began operating 33 acquired Bennett stores, and during the year ended December 31, 2019, we merged 13 of these acquired Bennett stores into existing O’Reilly locations and rebranded the remaining 20 Bennett stores as O’Reilly stores.  After the close of business on November 29, 2019, we acquired 21 stores from Mayasa.  We plan to open 165 to 175 net, new stores in 2021.  The current costs associated with the opening of a new store, including the cost of land acquisition, building improvements, fixtures, vehicles, net inventory investment and computer equipment, are estimated to average approximately $1.5 million to $1.8 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site.

Financing activities:

The increase in net cash used in financing activities in 2020 compared to 2019 was primarily attributable to an increase in repurchases of our common stock during 2020, compared to 2019, the redemption of $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 and no borrowings on our revolving credit facility at December 31, 2020, partially offset by higher proceeds from the issuance of long-term debt in 2020, compared to 2019.

2019 Compared to 2018:

A discussion of the changes in our operating activities, liquidity activities and financing activities for the year ended December 31, 2019, as compared to the year ended December 31, 2018, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended

December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “ORLY” or at our internet address, www.OReillyAuto.com, by clicking “Investor Relations” located at the bottom of the page.

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

As of December 31, 2020 and 2019, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $66.4 million and $38.9 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.  As of December 31, 2020, we had no outstanding borrowings under the Revolving Credit Facility, versus $261.0 million as of December 31, 2019.

Senior Notes:

On March 27, 2020, we issued $500 million aggregate principal amount of unsecured 4.200% Senior Notes due 2030 (“4.200% Senior Notes due 2030”) at a price to the public of 99.959% of their face value with U.S. Bank National Association (“U.S. Bank”) as trustee. Interest on the 4.200% Senior Notes due 2030 is payable on April 1 and October 1 of each year, which began on October 1, 2020, and is computed on the basis of a 360-day year.

On September 23, 2020, we issued $500 million aggregate principal amount of unsecured 1.750% Senior Notes due 2031 (“1.750% Senior Notes due 2031”) at a price to the public of 99.544% of their face value with U.S. Bank as trustee.  Interest on the 1.750% Senior Notes due 2031 is payable on March 15 and September 15 of each year, beginning on March 15, 2021, and is computed on the basis of a 360-day year.

On October 14, 2020, we redeemed our $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 at a redemption price of $500 million, plus accrued and unpaid interest to, but not including, the date of redemption.

As of December 31, 2020, we have issued and have outstanding a cumulative $4.2 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2031, with UMB Bank, N.A. and U.S. Bank as trustees.  Interest on the senior notes, ranging from 1.750% to 4.625%, is payable semi-annually and is computed on the basis of a 360-day year.  None of our subsidiaries is a guarantor under our senior notes.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of December 31, 2020, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 5.93 times and 5.21 times as of December 31, 2020 and 2019, respectively, and a consolidated leverage ratio of 1.92 times and 2.20 times as of December 31, 2020 and 2019, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the years ended December 31, 2020 and 2019 (dollars in thousands):

		For the Year Ended
		December 31,
		2020	2019
GAAP net income		$1,752,302	$1,391,042
Add:	Interest expense	161,126	139,975
	Rent expense (1)	354,316	338,697
	Provision for income taxes	514,103	399,287
	Depreciation expense	305,566	270,076
	Amortization expense	9,069	799
	Non-cash share-based compensation	22,747	21,921
Non-GAAP EBITDAR		$3,119,229	$2,561,797

	Interest expense	$161,126	$139,975
	Capitalized interest	10,180	12,998
	Rent expense (1)	354,316	338,697
Total fixed charges		$525,622	$491,670

Consolidated fixed charge coverage ratio		5.93	5.21

GAAP debt		$4,123,217	$3,890,527
Add:	Stand-by letters of credit	66,427	38,870
	Discount on senior notes	5,071	3,515
	Debt issuance costs	21,712	16,958
	Five-times rent expense	1,771,580	1,693,485
Non-GAAP adjusted debt		$5,988,007	$5,643,355

Consolidated leverage ratio		1.92	2.20

(1)

The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”), adopted and effective January 1, 2019, the most directly comparable GAAP financial measure, for the twelve months ended December 31, 2020 and 2019 (in thousands):

Total lease cost, per ASC 842, for the year ended December 31, 2020		$420,365
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the year ended December 31, 2020	66,049
Rent expense for the year ended December 31, 2020		$354,316

Total lease cost, per ASC 842, for the year ended December 31, 2019		$398,294
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the year ended December 31, 2019	59,597
Rent expense for the year ended December 31, 2019		$338,697

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the years ended December 31, 2020 and 2019 (in thousands):

		For the Year Ended
		December 31,
		2020	2019
Cash provided by operating activities		$2,836,603	$1,708,479
Less:	Capital expenditures	465,579	628,057
	Excess tax benefit from share-based compensation payments	16,918	25,992
	Investment in tax credit equity investments	164,111	33,781
Free cash flow		$2,189,995	$1,020,649

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

Share repurchase program:

In January of 2011, our Board of Directors approved a share repurchase program.  Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  As announced on February 5, 2020, October 28, 2020, and February 10, 2021, our Board of Directors each time approved a resolution to increase the authorization amount under our share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $15.8 billion.  Each additional authorization is effective for a three-year period, beginning on its respective announcement date.  In order to conserve liquidity in response to COVID-19, we suspended our share repurchase program on March 16, 2020.  We continued to evaluate business conditions and our liquidity and, as a result of this evaluation, resumed our share repurchase program on May 29, 2020.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program for the year ended December 31, 2020 and 2019 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2020	2019
Shares repurchased	4,832	3,877
Average price per share	$431.93	$369.55
Total investment	$2,087,146	$1,432,752

As of December 31, 2020, we had $481.5 million remaining under our share repurchase program.  Subsequent to the end of the year and through February 26, 2021, we repurchased an additional 1.1 million shares of our common stock under our share repurchase program, at an average price of $447.49, for a total investment of $478.4 million.  We have repurchased a total of 82.1 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through February 26, 2021, at an average price of $179.65 for a total aggregate investment of $14.7 billion.  As of February 26, 2021, we had approximately $1.0 billion remaining under our share repurchase program.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of December 31, 2020, included commitments for short and long-term debt arrangements, interest payments related to long-term debt, future payments under non-cancelable lease arrangements, self-insurance reserves, purchase obligations for construction contract commitments and other long-term liabilities, which are identified in the table below and are fully disclosed in Note 6 “Leases,” Note 13 “Share-Based Compensation and Benefit Plans” and Note 14 “Commitments” to the Consolidated Financial Statements.  We expect to fund these commitments primarily with operating cash flows expected to be generated in the normal course of business or through borrowings under our Revolving Credit Facility.

Deferred income taxes, as well as commitments with various suppliers for the purchase of inventory, are not reflected in the table below due to the absence of scheduled maturities, the nature of the account or the commitment’s cancellation terms.  Due to the absence of scheduled maturities, the timing of certain of these payments cannot be determined, except for amounts estimated to be payable in 2021, which are included in “Current liabilities” on our Consolidated Balance Sheets.

We record a reserve for potential liabilities related to uncertain tax positions, including estimated interest and penalties, which are fully disclosed in Note 16 “Income Taxes” to the Consolidated Financial Statements.  These estimates are not included in the table below because the timing related to the ultimate resolution or settlement of these positions cannot be determined.  As of December 31, 2020, we recorded a net liability of $35.9 million related to these uncertain tax positions on our Consolidated Balance Sheets, all of which was included in “Other liabilities.”

We record a reserve for the projected obligation related to future payments under the Company’s nonqualified deferred compensation plan, which is fully disclosed in Note 13 “Share-Based Compensation and Benefit Plans” to the Consolidated Financial Statements.  This estimate is not included in the table below because the timing related to the ultimate payment cannot be determined.  As of December 31, 2020, we recorded a liability of $40.4 million related to this uncertain liability on our Consolidated Balance Sheets, all of which was included in “Other liabilities.”

The following table identifies the estimated payments of the Company’s contractual obligations as of December 31, 2020 (in thousands):

	Payments Due By Period
		Before	Years	Years	Years 5
Contractual Obligations	Total	1 Year	1 and 2	3 and 4	and Over
Long-term debt principal and interest payments (1)	$5,121,911	$453,410	$861,581	$231,500	$3,575,420
Future minimum lease payments under operating leases (2)	2,415,508	322,477	589,425	457,298	1,046,308
Self-insurance reserves (3)	213,332	109,199	65,489	25,233	13,411
Construction commitments	38,268	38,268	—	—	—
Total contractual cash obligations	$7,789,019	$923,354	$1,516,495	$714,031	$4,635,139
(1)	Our Revolving Credit Facility, which has a maximum aggregate commitment of $1.20 billion and matures in April 2022, bears interest (other than swing line loans), at our option, at either the Alternate Base Rate or Adjusted LIBO Rate (both as defined in the Credit Agreement) plus a margin, that will vary from 0.000% to 0.250% in the case of loans bearing interest at the Alternate Base Rate and 0.680% to 1.250% in the case of loans bearing interest at the Adjusted LIBO Rate, in each case based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions. Swing line loans made under the Revolving Credit Facility bear interest at the Alternate Base Rate plus the applicable margin described above. In addition, we pay a facility fee on the aggregate amount of the commitments in an amount equal to a percentage of such commitments, varying from 0.070% to 0.250% per annum based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions. Based on our current credit ratings, our margin for Alternate Base Rate loans was 0.000%, our margin for Eurodollar Revolving Loans was 0.900% and our facility fee was 0.100%. As of December 31, 2020, we had no outstanding borrowings under our Revolving Credit Facility.
(2)	The minimum lease payments above do not include potential amounts for percentage rent and other variable operating lease related costs, which are also required contractual obligations under our operating leases but are generally not fixed and can fluctuate from year to year. See Note 6 “Leases” to the Consolidated Financial Statements for further information on our operating leases.
(3)	We use various self-insurance mechanisms to provide for potential liabilities from workers’ compensation, vehicle and general liability and employee health care benefits. The self-insurance reserves above are at the undiscounted obligation amount. The self-insurance reserves liabilities are recorded on our Consolidated Balance Sheets at our estimate of their net present value and do not have scheduled maturities; however, we can estimate the timing of future payments based upon historical patterns. See Note 14 “Commitments” to the Consolidated Financial Statements for further information on our self-insurance reserves.

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

We issue stand-by letters of credit provided by a $200 million sub-limit under the Revolving Credit Facility that reduce our available borrowings under the Revolving Credit Facility.  Those letters of credit are issued primarily to satisfy the requirements of workers’ compensation, general liability and other insurance policies.  Substantially all of the outstanding letters of credit have a one-year term from the date of issuance.  Letters of credit totaling $66.4 million and $38.9 million were outstanding at December 31, 2020 and 2019, respectively.

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

Valuation of Long-Lived Assets:

We evaluate the carrying value of finite and indefinite long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values.  As a component of the finite long-lived assets evaluation, we review performance at the store level to identify any stores with current period operating losses that should be considered for impairment.  A potential impairment has occurred if the projected future undiscounted cash flows realized from the best possible use of the asset are less than the carrying value of the asset.  The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets.  As a component of the indefinite long-lived assets evaluation, we perform a qualitative assessment to determine if events or circumstances that could affect the inputs used to determine the fair value of the intangible asset have occurred, as well as if they continue to support an indefinite useful life.  Areas evaluated include changes in cost factors such as raw materials or labor, financial performance including declining revenues or cash flows, the legal, regulatory and political environment, and other industry and market considerations, including the competitive environment and changes in product demand.  If events or market conditions exist that would more likely than not indicate that impairment may be necessary, a detailed quantitative assessment would be performed.  Based on our qualitative assessment, we do not believe there has been a change of events or circumstances that would indicate that a calculation of fair value of indefinite long-lived assets is required as of December 31, 2020.  Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives and fair values of the assets.  Actual results could differ from these estimates, which could materially impact our impairment assessment.

Self-Insurance Reserves:

We use a combination of insurance and self-insurance mechanisms to provide for potential liabilities from workers’ compensation, general liability, vehicle liability, property loss and Team Member health care benefits.  With the exception of certain Team Member health care benefit liabilities, employment related claims and litigation, certain commercial litigation and certain regulatory matters, we obtain third-party insurance coverage to limit our exposure for any individual workers’ compensation, general liability, vehicle liability or property loss claim.  When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, growth patterns and exposure forecasts.  The assumptions made by management as they relate to each of these factors represent our judgment as to the most probable cumulative impact of each factor to our future obligations.  Our calculation of self-insurance liabilities requires management to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date, and the application of alternative assumptions could result in a different estimate of these liabilities.  Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains.  As we obtain additional information that affects the assumptions and estimates we used to recognize liabilities for claims incurred in prior accounting periods, we adjust our self-insurance liabilities to reflect the revised estimates based on this additional information.  These liabilities are recorded at our estimate of their net present value.  These liabilities do not have scheduled maturities, but we can estimate the timing of future payments based upon historical patterns.  We could apply alternative assumptions regarding the timing of payments or the applicable discount rate that could result in materially different estimates of the net present value of the liabilities.  If self-insurance reserves were changed 10% from our estimated reserves at December 31, 2020, the financial impact would have been approximately $20 million or 0.9% of pretax income for the year ended December 31, 2020.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted LIBO Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of December 31, 2020, we had no outstanding borrowings under our Revolving Credit Facility.

We had outstanding fixed rate debt of $4.2 billion and $3.7 billion as of December 31, 2020 and 2019, respectively.  The fair value of our fixed rate debt was estimated at $4.6 billion and $3.9 billion as of December 31, 2020 and 2019, respectively, which was determined by reference to quoted market prices.

Cash equivalents risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of December 31, 2020, our cash and cash equivalents totaled $465.6 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $149.2 million at December 31, 2020.  The year ended December 31, 2020, exchange rates of the Mexican peso with respect to the U.S. dollar decreased by approximately 5% from December 31, 2019.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at December 31, 2020, would be approximately $13.6 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statement through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework).  Based on this assessment, management believes that as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report, which is included herein.

/s/	Gregory D. Johnson	/s/	Thomas McFall
Gregory D. Johnson		Thomas McFall
Chief Executive Officer and		Executive Vice President and
Co-President		Chief Financial Officer
February 26, 2021		February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of O’Reilly Automotive, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, O’Reilly Automotive, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of O’Reilly Automotive, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that:  (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Self-insurance Reserves
Description of the Matter

At December 31, 2020, the Company’s self-insurance reserve was $202 million.  As discussed in Note 1 of the financial statements, self-insurance liabilities are estimated based upon historical claim experience and trend-lines. Furthermore, certain of these liabilities were recorded at an estimate of their net present value.

Auditing management’s self-insurance reserves was complex and judgmental and required us to use our actuarial specialists for certain reserves due to the estimation required in determining the ultimate claim value and net present value of certain liabilities.  The estimate is sensitive to assumptions such as the projected cost inflation, claim growth patterns and exposure forecasts.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design of controls over the Company’s self-insurance estimation process and tested the operating effectiveness of those controls including management’s controls over reviewing the appropriateness of assumptions and the completeness and accuracy of the data underlying the reserves.

To test the Company’s determination of the estimated self-insurance reserves, we performed audit procedures that included, among others, involving a specialist to assist in the development of an independent actuarial estimate for certain of the reserve balances based upon current industry and economic trends, comparing selected assumptions used by management to our independent estimates which were developed with the assistance of our specialists, testing the underlying data used by management in the development of the reserves and testing the mathematical accuracy of the calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.

Kansas City, Missouri

February 26, 2021

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$465,640	$40,406
Accounts receivable, less allowance for doubtful accounts $12,670 in 2020 and $14,417 in 2019	229,679	214,915
Amounts receivable from suppliers	100,615	79,492
Inventory	3,653,195	3,454,092
Other current assets	50,658	44,757
Total current assets	4,499,787	3,833,662

Property and equipment, at cost	6,559,911	6,191,427
Less: accumulated depreciation and amortization	2,464,993	2,243,224
Net property and equipment	4,094,918	3,948,203

Operating lease, right-of-use assets	1,995,127	1,928,369
Goodwill	881,030	936,814
Other assets, net	125,780	70,112
Total assets	$11,596,642	$10,717,160

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,184,662	$3,604,722
Self-insurance reserves	109,199	79,079
Accrued payroll	88,875	100,816
Accrued benefits and withholdings	242,724	98,539
Income taxes payable	16,786	—
Current portion of operating lease liabilities	322,778	316,061
Other current liabilities	297,393	270,210
Total current liabilities	5,262,417	4,469,427

Long-term debt	4,123,217	3,890,527
Operating lease liabilities, less current portion	1,718,691	1,655,297
Deferred income taxes	155,899	133,280
Other liabilities	196,160	171,289

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares – 5,000,000
Issued and outstanding shares – none	—	—
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
71,123,109 as of December 31, 2020, and
75,618,659 as of December 31, 2019	711	756
Additional paid-in capital	1,280,841	1,280,760
Retained deficit	(1,139,139)	(889,066)
Accumulated other comprehensive (loss) income	(2,155)	4,890
Total shareholders’ equity	140,258	397,340

Total liabilities and shareholders’ equity	$11,596,642	$10,717,160

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended
	December 31,
	2020	2019	2018
Sales	$11,604,493	$10,149,985	$9,536,428
Cost of goods sold, including warehouse and distribution expenses	5,518,801	4,755,294	4,496,462
Gross profit	6,085,692	5,394,691	5,039,966

Selling, general and administrative expenses	3,666,356	3,473,965	3,224,782
Operating income	2,419,336	1,920,726	1,815,184

Other income (expense):
Interest expense	(161,126)	(139,975)	(122,129)
Interest income	2,491	2,545	2,521
Other, net	5,704	7,033	(1,489)
Total other expense	(152,931)	(130,397)	(121,097)

Income before income taxes	2,266,405	1,790,329	1,694,087
Provision for income taxes	514,103	399,287	369,600
Net income	$1,752,302	$1,391,042	$1,324,487

Earnings per share-basic:
Earnings per share	$23.74	$18.07	$16.27
Weighted-average common shares outstanding – basic	73,817	76,985	81,406

Earnings per share-assuming dilution:
Earnings per share	$23.53	$17.88	$16.10
Weighted-average common shares outstanding – assuming dilution	74,462	77,788	82,280

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	December 31,
	2020	2019	2018
Net income	$1,752,302	$1,391,042	$1,324,487
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,045)	4,890	—
Total other comprehensive (loss) income	(7,045)	4,890	—

Comprehensive income	$1,745,257	$1,395,932	$1,324,487

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Par Value	Capital	(Deficit)	Income	Total
Balance at December 31, 2017	84,302	$843	$1,265,043	$(612,840)	$—	$653,046
Net income	—	—	—	1,324,487	—	1,324,487
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	58	—	14,173	—	—	14,173
Net issuance of common stock upon exercise of stock options	745	8	57,160	—	—	57,168
Share based compensation	—	—	18,806	—	—	18,806
Share repurchases, including fees	(6,061)	(61)	(93,119)	(1,620,833)	—	(1,714,013)
Balance at December 31, 2018	79,044	$790	$1,262,063	$(909,186)	$—	$353,667
Cumulative effective adjustment from adoption of ASU 2016-02	—	—	—	(1,410)	—	(1,410)
Net income	—	—	—	1,391,042	—	1,391,042
Other comprehensive income	—	—	—	—	4,890	4,890
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	46	—	15,302	—	—	15,302
Net issuance of common stock upon exercise of stock options	406	5	46,101	—	—	46,106
Share based compensation	—	—	20,534	—	—	20,534
Share repurchases, including fees	(3,877)	(39)	(63,240)	(1,369,512)	—	(1,432,791)
Balance at December 31, 2019	75,619	$756	$1,280,760	$(889,066)	$4,890	$397,340
Net income	—	—	—	1,752,302	—	1,752,302
Other comprehensive income	—	—	—	—	(7,045)	(7,045)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	48	—	17,314	—	—	17,314
Net issuance of common stock upon exercise of stock options	288	3	46,279	—	—	46,282
Share based compensation	—	—	21,259	—	—	21,259
Share repurchases, including fees	(4,832)	(48)	(84,771)	(2,002,375)	—	(2,087,194)
Balance at December 31, 2020	71,123	$711	$1,280,841	$(1,139,139)	$(2,155)	$140,258

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	December 31,
	2020	2019	2018
Operating activities:
Net income	$1,752,302	$1,391,042	$1,324,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	314,635	270,875	258,937
Amortization of debt discount and issuance costs	4,580	3,916	3,470
Deferred income taxes	12,381	21,158	20,160
Share-based compensation programs	22,747	21,921	20,176
Other	4,686	7,529	9,895
Changes in operating assets and liabilities:
Accounts receivable	(20,515)	(15,577)	18,138
Inventory	(198,864)	(239,912)	(163,367)
Accounts payable	580,608	213,423	177,676
Income taxes payable	197,739	(20,139)	22,903
Accrued payroll	(11,941)	14,296	9,373
Accrued benefits and withholdings	189,332	16,868	28,022
Other	(11,087)	23,079	(2,315)
Net cash provided by operating activities	2,836,603	1,708,479	1,727,555

Investing activities:
Purchases of property and equipment	(465,579)	(628,057)	(504,268)
Proceeds from sale of property and equipment	15,770	7,118	4,784
Investment in tax credit equity investments	(164,111)	(33,781)	—
Other, including acquisitions, net of cash acquired	(975)	(142,026)	(34,818)
Net cash used in investing activities	(614,895)	(796,746)	(534,302)

Financing activities:
Proceeds from borrowings on revolving credit facility	1,162,000	2,708,000	2,414,000
Payments on revolving credit facility	(1,423,000)	(2,734,000)	(2,473,000)
Proceeds from the issuance of long-term debt	997,515	499,955	498,660
Principal payments on long-term debt	(500,000)	—	—
Payment of debt issuance costs	(7,929)	(3,990)	(3,923)
Repurchases of common stock	(2,087,194)	(1,432,791)	(1,714,013)
Net proceeds from issuance of common stock	62,284	60,206	72,146
Other	(253)	(191)	(2,156)
Net cash used in financing activities	(1,796,577)	(902,811)	(1,208,286)

Effect of exchange rate changes on cash	103	169	—
Net increase (decrease) in cash and cash equivalents	425,234	9,091	(15,033)
Cash and cash equivalents at beginning of the period	40,406	31,315	46,348
Cash and cash equivalents at end of the period	$465,640	$40,406	$31,315

Supplemental disclosures of cash flow information:
Income taxes paid	$305,087	$394,931	$311,376
Interest paid, net of capitalized interest	159,717	134,634	117,938

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

O’Reilly Automotive, Inc. and Subsidiaries, collectively, “O’Reilly” or the “Company,” is a specialty retailer and supplier of automotive aftermarket parts.  The Company’s stores carry an extensive product line, including new and remanufactured automotive hard parts, maintenance items and various automotive accessories.  As of December 31, 2020, the Company owned and operated 5,594 stores in 47 U.S. states and 22 stores in Mexico, servicing both do-it-yourself (“DIY”) and the professional service provider customers.  The Company’s robust distribution system provides stores with same-day or overnight access to an extensive inventory of hard-to-find items not typically stocked in the stores of other auto parts retailers.

Segment reporting:

The Company is managed and operated by a single management Team reporting to the chief operating decision maker.  The Company’s stores have similar characteristics, including the nature of the products and services, the type and class of customers and the methods used to distribute products and provide service to its customers and, as a whole, make up a single operating segment.  The Company does not regularly prepare for review by the chief operating decision maker discrete financial information with respect to product lines, types of customers or geographic locations and as such has one reportable segment.

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

Foreign Currency:

The Company accounts for its Mexican operations using the local market currency, the Mexican peso, and converts its financial statements compiled for these operations from the Mexican peso to U.S. dollars.  The cumulative gain or loss on currency translation is included as a component of “Accumulated other comprehensive income” on the accompanying Consolidated Balance Sheets.  See Note 11 for further information concerning the Company’s accumulated other comprehensive income.

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

Amounts due to the Company from its Team Members are included in “Accounts receivable” on the accompanying Consolidated Balance Sheets.  These amounts consist primarily of purchases of merchandise on Team Member accounts.  Accounts receivable due from Team Members was approximately $0.9 million as of December 31, 2020 and 2019, respectively.

Amounts receivable from suppliers:

The Company receives concessions from its suppliers through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates and co-operative advertising.  Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred.  All other supplier concessions are recognized as a reduction to the cost of sales.  Amounts receivable from suppliers also include amounts due to the Company for changeover merchandise and product returns.  The Company regularly reviews supplier receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s suppliers’ financial positions and corresponding abilities to meet financial obligations.  Management does not believe there is a reasonable likelihood that the Company will be unable to collect the amounts receivable from suppliers and the Company did not record a reserve for uncollectable amounts from suppliers in the consolidated financial statements as of December 31, 2020 or 2019.

Inventory:

Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market.  Inventory also includes capitalized costs related to procurement, warehousing and distribution centers (“DC”s).  Cost has been determined using the last-in, first-out (“LIFO”) method, which more accurately matches costs with related revenues.  Over time, as the Company’s merchandise inventory purchases have increased, the Company negotiated improved acquisition costs from its suppliers and the corresponding price deflation exhausted the Company’s LIFO reserve balance.  The Company’s policy is to not write up the value of its inventory in excess of its replacement cost, and accordingly, the Company’s merchandise inventory has been effectively recorded at replacement cost since December 31, 2013.  The replacement cost of inventory was $3.67 billion and $3.47 billion as of December 31, 2020 and 2019, respectively.  LIFO costs exceeded replacement costs by $55.8 million and $31.0 million at December 31, 2020 and 2019, respectively.

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

Property and equipment:

Property and equipment are carried at cost.  Depreciation is calculated using the straight-line method, generally over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the lease term or the estimated economic life of the assets.  The lease term includes renewal options determined by management at lease inception, for which failure to execute renewal options would result in a substantial economic penalty to the Company.  Maintenance and repairs are charged to expense as incurred.  Upon retirement or sale, the cost and accumulated depreciation are eliminated and the gain or loss, if any, is recognized in the Company’s Consolidated Statements of Income.  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  See Note 5 for further information concerning the Company’s property and equipment.

Goodwill and other intangibles:

The accompanying Consolidated Balance Sheets at December 31, 2020 and 2019, include goodwill and other intangible assets recorded as the result of acquisitions.  The Company operates a single reporting unit and evaluates goodwill and indefinite-lived intangibles for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values.  Beginning in 2019, the goodwill impairment test includes a qualitative assessment.  The Company’s qualitative assessment found no evidence to suggest it is more likely than not that its fair value is less than its carrying amount, including goodwill, as of December 31, 2020 and 2019.  As such, no goodwill impairment adjustment was required as of December 31, 2020 and 2019.  Finite-lived intangibles are carried at amortized cost and amortization is calculated using the straight-line method, generally over the estimated useful lives of the intangibles.  See Note 7 for further information concerning the Company’s goodwill and other intangibles.

Leases:

The Company leases certain office space, retail stores, distribution centers and equipment under long-term, non-cancelable operating leases.  Lease components are not accounted for separately from nonlease components.  Leases generally include renewal options and some include options to purchase, provisions for percentage rent based on sales and/or incremental step increase provisions.  The exercise of renewal options is typically at the Company’s sole discretion and all operating lease expense is recognized on a straight-line basis over the lease term.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company rents or subleases certain surplus real estate to third parties.  Right-of-use assets and corresponding operating lease liabilities are recognized for all leases with an initial term greater than 12 months.  See Note 6 for further information concerning the Company’s operating leases.

Impairment of long-lived assets:

The Company reviews its long-lived assets, including its right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset.  If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company has not historically recorded any material impairment charges to its long-lived assets.  During the year ended December 31, 2020, the Company recorded a charge of $3.4 million, related to the write-down on surplus land and buildings that exceeded market value, and $1.9 million and $11.4 million, during the years ended December 31, 2019 and 2018, respectively, related to its long-lived assets, primarily due to the disposal of certain software projects that were no longer expected to provide a long-term benefit.

Valuation of investments:

The Company has an unsecured obligation to pay, in the future, the value of deferred compensation and a Company match relating to employee participation in the Company’s nonqualified deferred compensation plan (the “Deferred Compensation Plan”).  The future obligation is adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant.  The Company invests in various marketable securities with the intention of selling these securities to fulfill its future obligations under the Deferred Compensation Plan.  The investments in this plan were stated at fair value based on quoted market prices, were accounted for as trading securities and were included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019.  See Note 3 for further information concerning the fair value measurements of the Company’s marketable securities.  See Note 13 for further information concerning the Company’s benefit plans.

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

The Company determined its investment in these tax credit funds was an investment in a variable interest entity (“VIE”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities.  As of December 31, 2020, the Company had invested in three unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has accounted for these investments using the equity method.  The Company’s maximum exposure to losses associated with these VIEs is limited to its net investment, which was $19.5 million as of December 31, 2020, and was included in “Other assets, net” on the accompanying Consolidated Balance Sheets.  During the years ended December 31, 2020, 2019 and 2018, the Company recognized investment tax credits in the amounts of $170.5 million, $8.5 million and $19.4 million, respectively, all of which were realized through reductions in cash income taxes paid and were reflected as a component of the change in Income taxes payable on the accompanying Consolidated Statements of Cash Flows for the respective years.  See Note 16 for further information concerning the Company’s investment in renewable energy tax credits.

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

The following table identifies the components of the Company’s self-insurance reserves as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Self-insurance reserves (undiscounted)	$213,332	$168,397
Self-insurance reserves (discounted)	202,454	156,585

The current portion of the Company’s discounted self-insurance reserves totaled $109.2 million and $79.1 million as of December 31, 2020 and 2019, respectively, which was included in “Self-insurance reserves” on the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019.  The remainder was included in “Other liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019.

Warranties:

The Company offers warranties on certain merchandise it sells with warranty periods ranging from 30 days to limited lifetime warranties.  The risk of loss arising from warranty claims is typically the obligation of the Company’s suppliers.  Certain suppliers provide upfront allowances to the Company in lieu of accepting the obligation for warranty claims.  For this merchandise, when sold, the Company bears the risk of loss associated with the cost of warranty claims.  Differences between supplier allowances received by the Company, in lieu of warranty obligations and estimated warranty expense, are recorded as an adjustment to cost of sales.  Estimated warranty costs, which are recorded as obligations at the time of sale, are based on the historical failure rate of each individual product line.  The Company’s historical experience has been that failure rates are relatively consistent over time and that the ultimate cost of warranty claims to the Company has been driven by volume of units sold as opposed to fluctuations in failure rates or the variation of the cost of individual claims.  See Note 9 for further information concerning the Company’s aggregate product warranty liabilities.

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

The Company maintains a retail loyalty program named O’Reilly O’Rewards, which represents a performance obligation.  The Company records a deferred revenue liability, based on a breakage adjusted, estimated redemption rate and a corresponding reduction in revenue in periods when loyalty points are earned by members.  The Company recognizes revenue and a corresponding reduction to the deferred revenue liability in periods when loyalty program issued coupons are redeemed by members, generally within a period of three months from issuance, or when unredeemed points expire, generally within 12 months after the date they were earned, which satisfies the Company’s performance obligation.  See Note 12 for further information concerning the Company’s revenue.

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

Advertising expenses:

Advertising expense consists primarily of expenses related to the Company’s integrated marketing program, which includes radio, in-store, digital and social media promotions, as well as sports and event sponsorships and direct mail and newspaper promotional distribution.  The Company expenses advertising costs as incurred.  The Company also participates in cooperative advertising arrangements with certain of its suppliers.  Advertising expense, net of cooperative advertising allowances from suppliers that were incremental to the advertising program, specific to the product or event and identifiable for accounting purposes, total $73.8 million, $79.3 million and $81.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Share-based compensation and benefit plans:

The Company sponsors share-based compensation plans and benefit plans.  The Company recognizes compensation expense over the requisite service period for its share-based plans based on the fair value of the awards on the date of the grant, award or issuance and accounts for forfeitures as they occur.  Share-based plans include stock option awards, restricted stock awards and stock appreciation rights issued under the Company’s incentive plans and stock issued through the Company’s employee stock purchase plan. See Note 13 for further information concerning the Company’s share-based compensation and benefit plans.

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

Interest expense:

The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average interest rates incurred on its long-term borrowings.  Total interest costs capitalized for the years ended December 31, 2020, 2019 and 2018, were $10.2 million, $13.0 million and $9.1 million, respectively, which were included in “Interest expense” on the accompanying Consolidated Statements of Income.

In conjunction with the issuance or amendment of long-term debt instruments, the Company incurs various costs, including debt registration fees, accounting and legal fees and underwriter and book runner fees.  Debt issuance costs related to the Company’s long-term unsecured senior notes are recorded as a reduction of the principal amount of the corresponding unsecured senior notes.  Debt issuance costs related to the Company’s unsecured revolving credit facility are recorded as an asset.  These debt issuance costs have been deferred and are being amortized over the term of the corresponding debt instrument and the amortization expense is included in “Interest expense” on the accompanying Consolidated Statements of Income.  Deferred debt issuance costs totaled $22.3 million and $18.0 million, net of accumulated amortization, as of December 31, 2020 and 2019, respectively, of which $0.6 million and $1.1 million were included in “Other assets, net” as of December 31, 2020 and 2019, respectively, with the remainder included in “Long-term debt” on the accompanying Consolidated Balance Sheets.

The Company issued its long-term unsecured senior notes at a discount.  The original issuance discounts on the senior notes are recorded as a reduction of the principal amount of the corresponding senior notes and are accreted over the term of the applicable senior note, with the accretion expense included in “Interest expense” on the accompanying Consolidated Statements of Income.  Original issuance discounts, net of accretion, totaled $5.1 million and $3.5 million as of December 31, 2020 and 2019, respectively.

See Note 8 for further information concerning debt issuance costs and original issuance discounts associated with the Company’s issuances of long-term debt instruments.

Income taxes:

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on differences between the U.S. GAAP basis and tax basis of assets and liabilities using enacted tax rules and rates currently scheduled to be in effect for the year in which the differences are expected to reverse.  Tax carry forwards are also recognized in deferred tax assets and liabilities under this method.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date.  The Company would record a valuation allowance against deferred tax assets to the extent it is more likely than not the amount will not be realized, based upon evidence available at the time of the determination and any change in the valuation allowance is recorded in the period of a change in such determination.  The Company did not establish a valuation allowance for deferred tax assets as of December 31, 2020 and 2019, as it was considered more likely than not that deferred tax assets were realizable through a combination of future taxable income, the realization of deferred tax liabilities and tax planning strategies.

The Company regularly reviews its potential tax liabilities for tax years subject to audit.  The amount of such liabilities is based on various factors, such as differing interpretations of tax regulations by the responsible tax authority, experience with previous tax audits and applicable tax law rulings.  In management’s opinion, adequate provisions for income taxes have been made for all years presented.  The estimates of the Company’s potential tax liabilities contain uncertainties because management must use judgment to estimate the exposures associated with the Company’s various tax positions and actual results could differ from estimates. See Note 16 for further information concerning the Company’s income taxes.

Earnings per share:

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the fiscal period.  Diluted earnings per share is calculated by dividing the weighted-average number of common shares outstanding plus the common stock equivalents associated with the potential impact of dilutive stock options.  Certain common stock equivalents that could potentially dilute basic earnings per share in the future were not included in the fully diluted computation because they would have been antidilutive.  Generally, stock options are antidilutive and excluded from the earnings per share calculation when the exercise price exceeds the market price of the common shares.  See Note 17 for further information concerning the Company’s common stock equivalents.

New accounting pronouncements:

In June of 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”).  Under ASU 2016-13, businesses and other organizations are required to present financial assets, measured at amortized costs basis, at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis, such as trade receivables.  The measurement of expected credit loss will be based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount.  For public companies, ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted.  The Company adopted this guidance using the modified retrospective adoption method beginning with its first quarter ending March 31, 2020, and applied it to all applicable accounts.  The application of this new guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.  See Note 4 for further information concerning the Company’s allowance for accounts receivable.

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

See Note 7 for further information concerning the Company’s goodwill and other intangible assets.

NOTE 3 – FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis:

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019.  The Company recorded increases in fair value related to its marketable securities in the amounts of $5.4 million and $5.8 million for the years ended December 31, 2020 and 2019, respectively, which were included in “Other income (expense)” on the accompanying Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of December 31, 2020 and 2019 (in thousands):

December 31, 2020
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$40,411	$—	$—	$40,411

December 31, 2019
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$32,201	$—	$—	$32,201

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of December 31, 2020 and 2019, the Company did not have any material non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair values as of December 31, 2020 and 2019, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$4,123,217	$4,647,595	$3,629,527	$3,881,925

The carrying amount of the Company’s unsecured revolving credit facility approximates fair value, as borrowings under the facility bear variable interest at current market rates.  See Note 8 for further information concerning the Company’s senior notes and unsecured revolving credit facility.

The accompanying Consolidated Balance Sheets include other financial instruments, including cash and cash equivalents, accounts receivable, amounts receivable from suppliers and accounts payable.  Due to the short-term nature of these financial instruments, the Company believes that the carrying values of these instruments approximate their fair values.

NOTE 4 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table identifies the changes in the Company’s allowance for doubtful accounts included in “Accounts receivable” on the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Allowance for doubtful accounts, balance at January 1,	$14,417	$13,238
Reserve accruals	5,030	8,738
Uncollectable accounts written-off	(6,743)	(8,282)
Foreign currency translation	(34)	723
Allowance for doubtful accounts, balance at December 31,	$12,670	$14,417

NOTE 5 – PROPERTY AND EQUIPMENT

The following table identifies the types and balances of property and equipment included in “Property and equipment, at cost” on the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019, and includes the estimated useful lives for its types of property and equipment (in thousands, except original useful lives):

	Original Useful
	Lives	December 31, 2020	December 31, 2019
Land		$860,797	$805,556
Buildings and building improvements	15 – 39 years	2,574,969	2,378,074
Leasehold improvements	3 – 25 years	799,013	751,155
Furniture, fixtures and equipment	3 – 20 years	1,562,664	1,450,444
Vehicles	5 – 10 years	456,957	447,939
Construction in progress		305,511	358,259
Total property and equipment		6,559,911	6,191,427
Less: accumulated depreciation and amortization		2,464,993	2,243,224
Net property and equipment		$4,094,918	$3,948,203

The Company recorded depreciation and amortization expense related to property and equipment in the amounts of $303.0 million, $267.3 million and $246.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

The Company recorded a charge of $3.4 million related to property and equipment for the year ended December 31, 2020, primarily due to the write-down on surplus land and buildings that exceeded market value, and $1.9 million and $11.4 million related to property and equipment for the years ended December 31, 2019 and 2018, respectively, primarily due to the disposal of certain software projects that were no longer expected to provide a long-term benefit, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

NOTE 6 – LEASES

Operating lease commitments:

The following table summarizes Total lease cost for the years ended December 31, 2020 and 2019, which was primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income (in thousands):

	For the Year Ended
	December 31,
	2020	2019
Operating lease cost	$336,156	$320,480
Short-term operating lease cost	6,131	5,899
Variable operating lease cost	82,868	76,027
Sublease income	(4,790)	(4,112)
Total lease cost	$420,365	$398,294

The following table summarizes the Net rent expense amounts, prior to the adoption of Accounting Standard Codification 842 – Leases, for the year ended December 31, 2018, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income (in thousands):

For the Year Ended
December 31, 2018
Minimum operating lease expense	$305,613
Contingent rents	806
Other lease related occupancy costs	14,449
Total rent expense	320,868
Less: sublease income	3,585
Net rent expense	$317,283

The following table summarizes other lease related information for the years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended
	December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$334,994	$318,048
Right-of-use assets obtained in exchange for new operating lease liabilities	322,712	233,584

The following table identifies the future minimum lease payments under all of the Company’s operating leases for each of the next five years, and in the aggregate thereafter, and reconciles to the present value of the “Operating lease liabilities, less current portion” included in the accompanying Consolidated Balance Sheet as of December 31, 2020 (in thousands):

	December 31, 2020
	Related Parties	Non-Related Parties	Total
2021	$4,589	$317,888	$322,477
2022	3,848	306,134	309,982
2023	3,477	275,966	279,443
2024	1,730	246,547	248,277
2025	957	208,064	209,021
Thereafter	2,064	1,044,244	1,046,308
Total operating lease payments	16,665	2,398,843	2,415,508
Less: present value discount	1,478	372,561	374,039
Total operating lease liabilities	15,187	2,026,282	2,041,469
Less: current portion of operating lease liabilities	4,589	318,189	322,778
Operating lease liabilities, less current portion	$10,598	$1,708,093	$1,718,691

See Note 15 for further information concerning the Company’s related party operating leases.

The future minimum lease payments under the Company’s operating leases, in the table above, do not include potential amounts for percentage rent and other variable operating lease related costs and have not been reduced by expected future minimum sublease income under non-cancelable subleases, which was approximately $17.2 million as of December 31, 2020.  The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases was 10.0 years and 4.0%, respectively, as of December 31, 2020.

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

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

Goodwill:

Goodwill is reviewed for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist.  Goodwill is not amortizable for financial statement purposes.  The Company did not record any goodwill impairment during the years ended December 31, 2020 or 2019.

The following table identifies the changes in goodwill and certain acquisition intangibles, which were included in “Goodwill” on the accompanying Consolidated Balance Sheets for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Goodwill, balance at January 1,	$936,814	$807,260
Change in goodwill related to small acquisitions	109	1,464
Foreign currency translation	(5,465)	4,130
Provisional goodwill and intangibles related to Mayasa acquisition	—	123,960
Final purchase price allocation of intangibles related to Mayasa acquisition	(50,428)	—
Goodwill, balance at December 31,	$881,030	$936,814

For the year ended December 31, 2019, goodwill included $128.1 million of goodwill and intangible assets, as well as foreign currency translation, from the preliminary purchase price allocation related to the acquisition of Mayasa.  This amount was provisional, and during the year ended December 31, 2020, as result of the final purchase price allocation of the Mayasa acquisition, $61.5 million of intangible assets and $73.4 million of residual goodwill was recorded as of the acquisition date.  See Note 2 for further information concerning the Company’s business combination.

Intangibles other than goodwill:

The following table identifies the components of the Company’s intangible assets, inclusive of foreign currency translation adjustments, which were included in “Other assets, net” on the accompanying Consolidated Balance Sheets for the years ended December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Cost of	Accumulated	Net	Cost of	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
Finite-lived intangible assets:
Trade names (1)	$8,363	$(1,905)	$6,458	$—	$—	$—
Non-compete agreements (2)	7,183	(2,713)	4,470	2,717	(928)	1,789
Other intangible assets (3)	12,200	(2,242)	9,958	—	—	—
Total finite-lived intangible assets	27,746	(6,860)	20,886	2,717	(928)	1,789

Indefinite-lived intangible assets:
Trade names	35,420	—	35,420	—	—	—

Total intangible assets	$63,166	$(6,860)	$56,306	$2,717	$(928)	$1,789
(1)	Weighted-average remaining useful life of approximately 4.3 years as of December 31, 2020.
(2)	Weighted-average remaining useful life of approximately 3.6 years as of December 31, 2020.
(3)	Includes internally-developed software and customer relationships and has an estimated weighted-average remaining useful life of approximately 7.3 years as of December 31, 2020.

During the year ended December 31, 2020, the Company recorded finite-lived and indefinite-lived intangible assets, related to trade names from the Mayasa acquisition, in the amounts of $8.5 million and $36.0 million, respectively.  During the years ended December 31, 2020 and 2019, the Company recorded non-compete agreement assets in conjunction with small acquisitions, including the acquisition of Mayasa, in the amounts of $4.7 million and less than $0.1 million, respectively.  During the year ended December 31, 2020, the Company recorded other finite-lived intangible assets, related to internally-developed software and customer relationships from the Mayasa acquisition, in the amount of $12.4 million.

In prior years, the Company recorded favorable lease assets and unfavorable lease liabilities.  These favorable lease assets represented the values of operating leases acquired with favorable terms and these unfavorable lease liabilities represented the values of operating leases acquired with unfavorable terms.  With the adoption of Accounting Standard Codification 842 – Leases during the year ended December 31, 2019, the Company’s favorable lease assets and unfavorable lease liabilities, from a previous acquisition, were incorporated into the value of the right-of-use asset.  For the years ended December 31, 2020, 2019 and 2018, the Company recorded aggregate amortization expense related to its intangible assets in the amounts of $5.3 million, $0.3 million and $1.4 million, respectively.  For the year ended December 31, 2018, the Company recognized an amortized benefit of $0.9 million related to these unfavorable operating leases.

The following table identifies the estimated amortization expense of the Company’s intangibles for each of the next five years as of December 31, 2020 (in thousands):

December 31, 2020
Amortization Expense
2021	$5,602
2022	5,347
2023	2,714
2024	1,397
2025	1,391
Total	$16,451

NOTE 8 – FINANCING

The following table identifies the amounts of the Company’s financing facilities, which were included in “Long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Revolving Credit Facility	$—	$261,000
4.875% Senior Notes due 2021	—	500,000
4.625% Senior Notes due 2021, effective interest rate of 4.643%	300,000	300,000
3.800% Senior Notes due 2022, effective interest rate of 3.845%	300,000	300,000
3.850% Senior Notes due 2023, effective interest rate of 3.851%	300,000	300,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	—
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	—
Total principal amount of debt	4,150,000	3,911,000
Less: Unamortized discount and debt issuance costs	26,783	20,473
Total long-term debt	$4,123,217	$3,890,527

The following table identifies the principal maturities of the Company’s financing facilities as of December 31, 2020 (in thousands):

Scheduled Maturities
2021	$300,000
2022	300,000
2023	300,000
2024	—
2025	—
Thereafter	3,250,000
Total	$4,150,000

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

As of December 31, 2020 and 2019, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $66.4 million and $38.9 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of December 31, 2020, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders.  As of December 31, 2020, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:

On March 27, 2020, the Company issued $500 million aggregate principal amount of unsecured 4.200% Senior Notes due 2030 (“4.200% Senior Notes due 2030”) at a price to the public of 99.959% of their face value with U.S. Bank National Association (“U.S. Bank”) as trustee.  Interest on the 4.200% Senior Notes due 2030 is payable on April 1 and October 1 of each year, which began on October 1, 2020, and is computed on the basis of a 360-day year.

On September 23, 2020, the Company issued $500 million aggregate principal amount of unsecured 1.750% Senior Notes due 2031   (“1.750% Senior Notes due 2031”) at a price to the public of 99.544% of their face value with U.S. Bank as trustee.  Interest on the 1.750% Senior Notes due 2031 is payable on March 15 and September 15 of each year, beginning on March 15, 2021, and is computed on the basis of a 360-day year.

On October 14, 2020, the Company redeemed its $500 million aggregate principal amount of unsecured 4.875% Senior Notes due 2021 at a redemption price of $500 million, plus accrued and unpaid interest to, but not including, the date of redemption, and the Company recorded a $0.2 million loss on debt extinguishment at that time.

As of December 31, 2020, the Company has issued and has outstanding a cumulative $4.2 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2031, with UMB Bank, N.A. and U.S. Bank as trustees.  Interest on the senior notes, ranging from 1.750% to 4.625%, is payable semi-annually and is computed on the basis of a 360-day year.  The 4.625% Senior Notes due 2021 were included in “Long-term debt” on the accompanying Consolidated Balance Sheet as of December 31, 2020, as the Company has the ability and intent to refinance these notes on a long-term basis.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of December 31, 2020.

NOTE 9 – WARRANTIES

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019.  The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Warranty liabilities, balance at January 1,	$61,069	$52,220
Warranty claims	(109,684)	(99,267)
Warranty accruals	114,526	108,099
Foreign currency translation	(25)	17
Warranty liabilities, balance at December 31,	$65,886	$61,069

NOTE 10 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program.  Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  As announced on February 5, 2020, October 28, 2020, and February 10, 2021, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $15.8 billion.  Each additional authorization is effective for a three-year period, beginning on its respective announcement date.  In order to conserve liquidity in response to the COVID-19 pandemic, the Company suspended its share repurchase program on March 16, 2020.  The Company continued to evaluate business conditions and its liquidity and, as a result of this evaluation, resumed its share repurchase program on May 29, 2020.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2020	2019
Shares repurchased	4,832	3,877
Average price per share	$431.93	$369.55
Total investment	$2,087,146	$1,432,752

As of December 31, 2020, the Company had $481.5 million remaining under its share repurchase program.  Subsequent to the end of the year and through February 26, 2021, the Company repurchased an additional 1.1 million shares of its common stock under its share repurchase program, at an average price of $447.49, for a total investment of $478.4 million.  The Company has repurchased a total of 82.1 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through February 26, 2021, at an average price of $179.65, for a total aggregate investment of $14.7 billion.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes adjustments for foreign currency translations.  The table below summarizes activity for changes in accumulated other comprehensive income included in “Accumulated other comprehensive (loss) income” on the accompanying Consolidated Balance Sheets as of December 31, 2019 and 2018 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income (Loss)
Accumulated other comprehensive income, balance at December 31, 2018	$—	$—
Change in accumulated other comprehensive income	4,890	4,890
Accumulated other comprehensive income, balance at December 31, 2019	$4,890	$4,890
Change in accumulated other comprehensive loss	(7,045)	(7,045)
Accumulated other comprehensive loss, balance at December 31, 2020	$(2,155)	$(2,155)
(1)	Foreign currency is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 12 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Year Ended
	December 31,
	2020	2019	2018
Sales to do-it-yourself customers	$6,684,183	$5,612,390	$5,351,035
Sales to professional service provider customers	4,647,189	4,369,541	4,035,898
Other sales and sales adjustments	273,121	168,054	149,495
Total sales	$11,604,493	$10,149,985	$9,536,428

As of December 31, 2020 and 2019, the Company had recorded a deferred revenue liability of $4.5 million and $4.1 million, respectively, related to its loyalty program, which were included in “Other liabilities” on the accompanying Consolidated Balance Sheets.  During the years ended December 31, 2020, 2019 and 2018, the Company recognized $14.4 million, $15.6 million and $15.9 million, respectively, of revenue related to its loyalty program, which were included in “Sales” on the accompanying Consolidated Statements of Income.

NOTE 13 – SHARE-BASED COMPENSATION AND BENEFIT PLANS

The Company recognizes share-based compensation expense based on the fair value of the grants, awards or shares at the time of the grant, award or issuance.  Share-based compensation includes stock option awards, restricted stock awards and stock appreciation rights issued under the Company’s incentive plans and stock issued through the Company’s employee stock purchase plan.

The table below identifies the shares that have been authorized for issuance and the shares available for future issuance under the Company plans, as of December 31, 2020 (in thousands):

	December 31, 2020
	Total Shares Authorized for	Shares Available for Future
Plans	Issuance under the Plans	Issuance under the Plans
Incentive Plans	34,650	5,592
Employee Stock Purchase Plan	4,250	506
Profit Sharing and Savings Plan	4,200	349

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

The table below identifies the employee stock option activity under these plans during the year ended December 31, 2020:

			Average		Aggregate
	Shares	Weighted- Average	Remaining		Intrinsic Value
	(in thousands)	Exercise Price	Contractual Terms		(in thousands)
Outstanding at December 31, 2019	1,635	$218.10
Granted	175	394.79
Exercised	(288)	160.67
Forfeited or expired	(22)	302.55
Outstanding at December 31, 2020	1,500	$248.52	5.7	Years	$306,095
Vested or expected to vest at December 31, 2020	1,470	$246.44	5.7	Years	$302,927
Exercisable at December 31, 2020	988	$202.19	4.5	Years	$247,419

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

The table below identifies the weighted-average assumptions used for stock options awarded by the Company during the years ended December 31, 2020, 2019 and 2018:

	December 31,
	2020		2019		2018
Risk free interest rate	0.86%		2.26%		2.63%
Expected life	5.9	Years	5.7	Years	5.9	Years
Expected volatility	26.4%		25.1%		24.0%
Expected dividend yield	—%		—%		—%

The following table summarizes activity related to stock options awarded by the Company for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended
	December 31,
	2020	2019	2018
Compensation expense for stock options awarded (in thousands)	$18,435	$18,044	$16,521
Income tax benefit from compensation expense related to stock options (in thousands)	4,620	4,436	4,093
Total intrinsic value of stock options exercised (in thousands)	79,451	117,489	156,327
Cash received from exercise of stock options (in thousands)	46,282	46,106	61,403
Weighted-average grant-date fair value of options awarded	$106.76	$105.37	$76.57
Weighted-average remaining contractual life of exercisable options (in years)	4.5	4.6	4.4

At December 31, 2020, the remaining unrecognized compensation expense related to unvested stock option awards was $32.6 million, and the weighted-average period of time, over which this cost will be recognized, is 2.4 years.

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

The table below identifies employee restricted stock activity under these plans during the year ended December 31, 2020 (in thousands, except per share data):

		Weighted-Average Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2019	4	$301.40
Granted during the period	2	419.88
Vested during the period (1)	(2)	289.03
Forfeited during the period	—	—
Non-vested at December 31, 2020	4	$358.58

(1)	Includes less than one thousand shares withheld to cover employees’ taxes upon vesting.

The Company’s incentive plans provide for the awarding of shares of restricted stock to the non-employee directors of the Company that vest over a one-year period, except for awards issued prior to May 2020, which vests evenly over a three-year period, and are held in escrow until such vesting has occurred.  Unvested shares are forfeited when a director ceases their service on the Company’s Board of Directors for reasons other than death or retirement.  The fair value of shares awarded under these plans is based on the closing market price of the Company’s common stock on the date of award, and compensation expense is recorded evenly over the minimum required service period.

The table below identifies non-employee director restricted stock activity under these plans during the year ended December 31, 2020 (in thousands, except per share data):

		Weighted-Average Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2019	4	$312.96
Granted during the period	2	407.12
Vested during the period	(2)	293.72
Forfeited during the period	—	—
Non-vested at December 31, 2020	4	$371.46

The following table summarizes activity related to restricted stock awarded by the Company for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2020	2019	2018
Compensation expense for restricted shares awarded	$1,488	$1,387	$1,370
Income tax benefit from compensation expense related to restricted shares	$373	$341	$340
Total fair value of restricted shares at vest date	$1,591	$1,633	$1,230
Shares awarded under the plans	4	4	5
Weighted-average grant-date fair value of shares awarded under the plans	$412.67	$355.91	$263.89

At December 31, 2020, the remaining unrecognized compensation expense related to unvested restricted share awards was $0.4 million, and the weighted-average period of time, over which this cost will be recognized, is 0.5 years.

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

The table below summarizes activity related to the Company’s ESPP for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2020	2019	2018
Compensation expense for shares issued under the ESPP	$2,824	$2,490	$2,285
Income tax benefit from compensation expense related to shares issued under the ESPP	$708	$612	$566
Shares issued under the ESPP	45	43	53
Weighted-average price of shares issued under the ESPP	$353.04	$329.69	$245.26

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned.  The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the years ended December 31, 2020, 2019 or 2018.  The Company expensed matching contributions under the 401(k) Plan in the amounts of $31.0 million, $27.5 million and $24.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Nonqualified deferred compensation plan:

The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code.  The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation, that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan.  An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned.  In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors.  The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period.  The liability for compensation deferred under the Deferred Compensation Plan was $40.4 million and $32.2 million as of December 31, 2020 and 2019, respectively, which were included in “Other liabilities” on the Consolidated Balance Sheets.  The Company expensed matching contributions under the Deferred Compensation Plan in the amounts of $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Stock appreciation rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  There were 8,149 and 8,009 stock appreciation rights outstanding as of December 31, 2020 and 2019, respectively.  During the year ended December 31, 2020, there were 1,011 stock appreciation rights granted.  The liability for compensation to be paid for the future redemption of stock appreciation rights was $0.3 million and less than $0.1 million as of December 31, 2020 and 2019, respectively, which were included in “Other liabilities” on the Consolidated Balance Sheets.  The Company expensed compensation expense for stock appreciation rights in the amounts of $0.3 million and less than $1.0 million for the years ended December 31, 2020 and 2019, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

NOTE 14 – COMMITMENTS

Construction commitments:

As of December 31, 2020, the Company had construction commitments in the amount of $38.3 million.

Letters of credit commitments:

As of December 31, 2020, the Company had outstanding letters of credit, primarily to satisfy workers’ compensation, general liability and other insurance policies, in the amount of $66.4 million.  See Note 8 for further information concerning the Company’s letters of credit commitments.

Debt financing commitments:

Each series of senior notes is redeemable in whole, at any time, or in part, from time to time, at the Company’s option upon not less than 30 nor more than 60 days notice at a redemption price, plus any accrued and unpaid interest to, but not including, the redemption date, equal to the greater of (i) 100% of the principal amount thereof or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semiannual basis at the applicable Treasury Yield plus basis points identified in the indenture governing such series of senior notes; provided, that on or after the date that is three months prior to the maturity date of the series of senior notes, such series of senior notes is redeemable at a redemption price equal to par plus accrued and unpaid interest to, but not including, the redemption date.  In addition, if at any time the Company undergoes a Change of Control Triggering Event, as defined in the indenture governing such series of senior notes, the holders may require the Company to repurchase all or a portion of their senior notes at a price equal to 101% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any, but not including the repurchase date.  See Note 8 for further information concerning the Company’s debt financing commitments.

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

NOTE 15 – RELATED PARTIES

The Company leases certain land and buildings related to 71 of its O’Reilly Auto Parts stores and one surplus property under fifteen- or twenty-year operating lease agreements with entities that include one or more of the Company’s affiliated directors or members of an affiliated director’s immediate family.  Generally, these lease agreements provide for renewal options for an additional five years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreements.  Lease payments under these operating leases totaled $4.7 million, $4.7 million and $4.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.  The Company believes that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.  See Note 6 for further information concerning the Company’s operating leases.

NOTE 16 – INCOME TAXES

The following table identifies components of income from continuing operations before income taxes  included in “Income before income taxes” on the accompanying Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Year Ended
	December 31,
	2020	2019	2018
Domestic	$2,260,385	$1,790,207	$1,694,087
International	6,020	122	—
Income before income taxes	$2,266,405	$1,790,329	$1,694,087

Provision for income taxes:

The following tables reconcile the amounts included in “Provision for income taxes” on the accompanying Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Year Ended
	December 31,
	2020	2019	2018
Current:
Federal income tax expense	$401,331	$315,061	$289,953
State income tax expense	97,085	62,795	59,487
International income tax expense	3,306	273	—
Total current	501,722	378,129	349,440

Deferred:
Federal income tax expense	16,749	19,367	16,309
State income tax (benefit) expense	(2,865)	2,027	3,851
International income tax benefit	(1,503)	(236)	—
Total deferred	12,381	21,158	20,160

Net income tax expense	$514,103	$399,287	$369,600

The following table outlines the reconciliation of the “Provision for income taxes” amounts included on the accompanying Consolidated Statements of Income to the amounts computed at the federal statutory rate for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Year Ended
	December 31,
	2020	2019	2018
Federal income taxes at statutory rate	$474,681	$375,942	$355,758
State income taxes, net of federal tax benefit	76,810	54,739	56,345
Excess tax benefit from share-based compensation	(16,918)	(25,992)	(34,703)
Revaluation of deferred tax liability	—	—	(1,262)
Benefit from investment in renewable energy tax credits	(17,904)	(875)	(2,037)
Other items, net	(2,566)	(4,527)	(4,501)
Total provision for income taxes	$514,103	$399,287	$369,600

The U.S. Tax Cuts and Jobs Act, enacted in December 2017 (the “Tax Act”), significantly reduced the federal corporate income tax rate for tax years beginning in 2018 and required the Company to revalue its deferred income tax liabilities.  During the year ended December 31, 2018, the Company completed its evaluation of the impact of the Tax Act and recorded a one-time benefit of $1.3 million, finalizing the revaluation of its deferred income tax liabilities due to the Tax Act, which was recorded in “Provision for income taxes” on the accompanying Consolidated Statements of Income for the year ended December 31, 2018.

The Company has invested in tax credit equity investments for the purposes of receiving renewable energy tax credits.  During the years ended December 31, 2020, 2019 and 2018, the Company recognized investment tax credits in the amount of $170.5 million, $8.5 million and $19.4 million, respectively, all of which were realized through reductions in cash income taxes paid and were reflected as a component of the change in Income taxes payable on the accompanying Consolidated Statements of Cash Flows for the respective years.  See Note 1 for further information concerning the Company’s investment in tax credit funds.

Deferred income tax assets and liabilities:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include the tax effect of carryforwards.

The following table identifies significant components of the Company’s net deferred tax liabilities included in “Deferred income taxes” on the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$1,574	$2,008
Tax credits	1,444	3,417
Other accruals	143,387	97,189
Operating lease liability	513,134	494,093
Other	16,594	15,732
Total deferred tax assets	676,133	612,439

Deferred tax liabilities:
Inventories	79,326	65,346
Property and equipment	194,000	162,613
Operating lease asset	498,042	479,821
Other	60,664	37,939
Total deferred tax liabilities	832,032	745,719

Net deferred tax liabilities	$(155,899)	$(133,280)

As of December 31, 2020, the Company had tax credit carryforwards available for state tax purposes, net of federal impact, in the amount of $1.4 million, which generally expire in 2024.

Unrecognized tax benefits:

The following table summarizes the changes in the gross amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Unrealized tax benefit, balance at January 1,	$31,475	$33,766	$35,388
Additions based on tax positions related to the current year	4,795	4,627	3,550
Additions based on tax positions related to prior years	—	—	4,255
Payments related to items settled with taxing authorities	—	(443)	(2,792)
Reductions due to the lapse of statute of limitations and settlements	(5,303)	(6,475)	(6,635)
Unrealized tax benefit, balance at December 31,	$30,967	$31,475	$33,766

For the years ended December 31, 2020, 2019 and 2018, the Company recorded a reserve for unrecognized tax benefits, including interest and penalties, in the amounts of $35.9 million, $36.6 million and $38.9 million, respectively.  All of the unrecognized tax benefits recorded as of December 31, 2020, 2019 and 2018, respectively, would affect the Company’s effective tax rate if recognized, generally net of the federal tax effect of approximately $7.5 million.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2020, 2019 and 2018, the Company had accrued approximately $5.0 million, $5.1 million and $5.1 million, respectively, of interest and penalties related to uncertain tax positions before the benefit of the deduction for interest on state and federal returns.  During the years ended December 31, 2020, 2019 and 2018, the Company recorded tax expense related to an increase in its liability for interest and penalties in the amounts of $2.2 million, $2.7 million and $2.3 million, respectively.  Although unrecognized tax benefits for individual tax positions may increase or decrease during 2021, the Company expects a reduction of $6.0 million of unrecognized tax benefits during the one-year period subsequent to December 31, 2020, resulting from settlement or expiration of the statute of limitations.

The Company’s United States federal income tax returns for tax years 2017 and beyond remain subject to examination by the Internal Revenue Service (“IRS”).  The IRS concluded an examination of the O’Reilly consolidated 2014, 2015 and 2016 federal income tax returns in the third quarter of 2018.  The Company’s state income tax returns remain subject to examination by various state authorities for tax years ranging from 2009 through 2019.

NOTE 17 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2020	2019	2018
Numerator (basic and diluted):
Net income	$1,752,302	$1,391,042	$1,324,487

Denominator:
Weighted-average common shares outstanding – basic	73,817	76,985	81,406
Effect of stock options (1)	645	803	874
Weighted-average common shares outstanding – assuming dilution	74,462	77,788	82,280

Earnings per share:
Earnings per share-basic	$23.74	$18.07	$16.27
Earnings per share-assuming dilution	$23.53	$17.88	$16.10

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	291	229	567
Weighted-average exercise price per share of antidilutive stock options (1)	$393.42	$368.11	$268.55
(1)	See Note 13 for further information concerning the terms of the Company’s share-based compensation plans.

Subsequent to the end of the year and through February 26, 2021, the Company repurchased 1.1 million shares of its common stock, at an average price of $447.49, for a total investment of $478.4 million.

NOTE 18 – QUARTERLY RESULTS (Unaudited)

The following tables set forth certain quarterly unaudited operating data for the fiscal years ended December 31, 2020 and 2019.  The unaudited quarterly information includes all adjustments, which the Company considers necessary for a fair presentation of the information shown (in thousands, except per share data):

	Fiscal 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Sales	$2,476,487	$3,091,595	$3,207,638	$2,828,773
Gross profit	1,295,906	1,637,180	1,680,468	1,472,138
Operating income	423,561	736,490	725,013	534,272
Net income	300,438	531,667	527,252	392,945
Earnings per share – basic (1)	$4.00	$7.16	$7.13	$5.45
Earnings per share – assuming dilution (1)	$3.97	$7.10	$7.07	$5.40

	Fiscal 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Sales	$2,410,608	$2,589,874	$2,666,528	$2,482,975
Gross profit	1,279,290	1,368,287	1,422,530	1,324,584
Operating income	444,786	498,074	536,363	441,503
Net income	321,152	353,681	391,293	324,916
Earnings per share – basic (1)	$4.09	$4.56	$5.14	$4.29
Earnings per share – assuming dilution (1)	$4.05	$4.51	$5.08	$4.25
(1)	Earnings per share amounts are computed independently for each quarter and annual period. The quarterly earnings per share amounts may not sum to equal the full-year earnings per share amount.

The unaudited operating data presented above should be read in conjunction with the Company’s consolidated financial statements and related notes and the other financial information included therein.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework).  Based on this assessment, management believes that as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

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

Item 9B.  Other Information

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information required by Part III is incorporated by reference from the Company’s Proxy Statement on Schedule 14A for the 2021 Annual Meeting of Shareholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the end of the Company’s most recent fiscal year.  Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Company’s Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended:

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required by Item 405 of Regulation S-K, will be included in the Company’s Proxy Statement under the caption “Delinquent Section 16(a) Reports,” if applicable, and is incorporated herein by reference.

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

The Board of Directors has established an Audit Committee pursuant to Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee currently consists of Jay D. Burchfield, Thomas T. Hendrickson, John R. Murphy, Dana M. Perlman, Maria A. Sastre and Andrea M. Weiss, each an independent director in accordance with The Nasdaq Stock Market Marketplace Rule 5605(a)(2), the standards of Rule 10A-3 of the Exchange Act and the requirements of The Nasdaq Stock Market Marketplace Rule 5605(c)(2).  In addition, our Board of Directors has determined that Mr. Hendrickson, Chairperson of the Audit Committee, qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

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

1.	Financial Statements - O’Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders’ Report of the registrant for the year ended December 31, 2020, are filed with this Annual Report in Part II, Item 8:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm – Financial Statements

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements for the years ended December 31, 2020, 2019 and 2018

2.	Financial Statement Schedules - O’Reilly Automotive, Inc. and Subsidiaries

Any schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable, and therefore have been omitted.

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
4.20

Description of Capital Stock Exchange Act Section 12 Registered Securities of O’Reilly Automotive, Inc., filed as Exhibit 4.20 to the Registrant’s Annual Shareholders’ Report on Form 10-K dated February 28, 2020, is incorporated herein by this reference.

4.21

Second Supplemental Indenture, dated as of March 27, 2020, by and between O’Reilly Automotive, Inc. and U.S. Bank National Association, as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2020, is incorporated herein by this reference.

4.22	Form of Note for 4.200% Senior Notes due 2030, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2020, is incorporated herein by this reference.
4.23

Third Supplemental Indenture, dated as of September 23, 2020, by and between O’Reilly Automotive, Inc. and U.S. Bank National Association, as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2020, is incorporated herein by this reference.

4.24	Form of Note for 1.750% Senior Notes due 2031, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2020, is incorporated herein by this reference.
10.1 (a)

Form of Employment Agreement between the Registrant and David E. O’Reilly, filed as Exhibit 10.1 to the Registration Statement of the Registrant on Form S-1, File No. 33-58948, is incorporated herein by this reference.

Exhibit No.	Description

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

10.13 (a)

Second Form of O’Reilly Automotive, Inc. Director Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 7, 2020, is incorporated herein by this reference.

10.14 (a)

Form of O’Reilly Automotive, Inc. Executive Officer Indemnification Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 19, 2013, is incorporated herein by this reference.

10.15 (a)

Second Form of O’Reilly Automotive, Inc. Executive Officer Indemnification Agreement, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 7, 2020, is incorporated herein by this reference.

10.16 (a)

Form of O’Reilly Automotive, Inc. Executive Incentive Compensation Clawback Policy Acknowledgment, between O’Reilly Automotive, Inc. and certain O’Reilly Automotive, Inc. Executive Officers, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 4, 2015, is incorporated herein by this reference.

10.17 (a)

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

10.19

Credit Agreement, dated as of April 5, 2017, among O’Reilly Automotive, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Lender, and other lenders party thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 11, 2017, is incorporated herein by this reference.

Exhibit No.	Description

10.20 (a)

O’Reilly Automotive, Inc. 2017 Incentive Award Plan, Form of Stock Option Grant Notice and Agreement, dated as of July 10, 2017, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 7, 2017, is incorporated herein by this reference.

10.21 (a)

O’Reilly Automotive, Inc. 2017 Incentive Award Plan, Second Form of Stock Option Agreement, dated as of August 6, 2020, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 7, 2020, is incorporated herein by this reference.

10.22 (a)

O’Reilly Automotive, Inc. 2017 Incentive Award Plan, Form of Director Restricted Stock Agreement, filed as Exhibit 10.19 to the Registrant’s Annual Shareholders’ Report on Form 10-K dated February 28, 2020, is incorporated herein by this reference.

10.23 (a)	O’Reilly Automotive, Inc. Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, filed herewith.
21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm, filed herewith.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	iXBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	iXBRL Taxonomy Extension Schema.
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase.
101.DEF	iXBRL Taxonomy Extension Definition Linkbase.
101.LAB	iXBRL Taxonomy Extension Label Linkbase.
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted as Inline XBRL, contained in Exhibit 101 attachments.

(a)	Management contract or compensatory plan or arrangement.
*	Furnished (and not filed) herewith pursuant to Item 601 (b)(32)(ii) of Regulation S-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.
(Registrant)

Date:	February 26, 2021

By:	/s/	Gregory D. Johnson
Gregory D. Johnson
Chief Executive Officer and
Co-President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:	February 26, 2021

	/s/	David O’Reilly	/s/	Larry O’Reilly
	David O’Reilly		Larry O’Reilly
	Director and Chairman of the Board		Director and Vice Chairman of the Board

	/s/	Greg Henslee	/s/	Jay D. Burchfield
	Greg Henslee		Jay D. Burchfield
	Executive Vice Chairman of the Board		Director

	/s/	Thomas T. Hendrickson	/s/	John R. Murphy
	Thomas T. Hendrickson		John R. Murphy
	Director		Director

	/s/	Dana M. Perlman	/s/	Maria A. Sastre
	Dana M. Perlman		Maria A. Sastre
	Director		Director

	/s/	Andrea M. Weiss
Andrea M. Weiss
Director

	/s/	Gregory D. Johnson	/s/	Thomas McFall
	Gregory D. Johnson		Thomas McFall
	Chief Executive Officer and		Executive Vice President and
	Co-President		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)