Form 10-Q
period 2021-03-31
O REILLY AUTOMOTIVE INC
filed 2021-05-07
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value - 69,761,656 shares outstanding as of May 3, 2021.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$610,880	$465,640
Accounts receivable, net	265,914	229,679
Amounts receivable from suppliers	114,697	100,615
Inventory	3,622,201	3,653,195
Other current assets	73,947	50,658
Total current assets	4,687,639	4,499,787

Property and equipment, at cost	6,651,068	6,559,911
Less: accumulated depreciation and amortization	2,538,171	2,464,993
Net property and equipment	4,112,897	4,094,918

Operating lease, right-of-use assets	2,041,096	1,995,127
Goodwill	879,466	881,030
Other assets, net	129,789	125,780
Total assets	$11,850,887	$11,596,642

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,318,462	$4,184,662
Self-insurance reserves	116,628	109,199
Accrued payroll	131,927	88,875
Accrued benefits and withholdings	195,563	242,724
Income taxes payable	155,491	16,786
Current portion of operating lease liabilities	329,334	322,778
Other current liabilities	355,793	297,393
Current portion of long-term debt	299,880	—
Total current liabilities	5,903,078	5,262,417

Long-term debt, less current portion	3,824,288	4,123,217
Operating lease liabilities, less current portion	1,761,732	1,718,691
Deferred income taxes	165,396	155,899
Other liabilities	203,370	196,160

Shareholders’ equity (deficit):
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
69,734,990 as of March 31, 2021, and
71,123,109 as of December 31, 2020	697	711
Additional paid-in capital	1,274,033	1,280,841
Retained deficit	(1,275,409)	(1,139,139)
Accumulated other comprehensive loss	(6,298)	(2,155)
Total shareholders’ (deficit) equity	(6,977)	140,258

Total liabilities and shareholders’ equity (deficit)	$11,850,887	$11,596,642

Note:  The balance sheet at December 31, 2020, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2021	2020
Sales	$3,090,899	$2,476,487
Cost of goods sold, including warehouse and distribution expenses	1,450,104	1,180,581
Gross profit	1,640,795	1,295,906

Selling, general and administrative expenses	949,690	872,345
Operating income	691,105	423,561

Other income (expense):
Interest expense	(37,506)	(39,386)
Interest income	537	675
Other, net	1,691	(5,190)
Total other expense	(35,278)	(43,901)

Income before income taxes	655,827	379,660
Provision for income taxes	154,218	79,222
Net income	$501,609	$300,438

Earnings per share-basic:
Earnings per share	$7.13	$4.00
Weighted-average common shares outstanding – basic	70,383	75,022

Earnings per share-assuming dilution:
Earnings per share	$7.06	$3.97
Weighted-average common shares outstanding – assuming dilution	71,015	75,663

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2021	2020
Net income	$501,609	$300,438
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,143)	(30,646)
Total other comprehensive loss	(4,143)	(30,646)

Comprehensive income	$497,466	$269,792

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	For the Three Months Ended March 31, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2020	71,123	$711	$1,280,841	$(1,139,139)	$(2,155)	$140,258
Net income	—	—	—	501,609	—	501,609
Total other comprehensive loss	—	—	—	—	(4,143)	(4,143)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	11	—	4,090	—	—	4,090
Net issuance of common stock upon exercise of stock options	76	1	9,844	—	—	9,845
Share-based compensation	—	—	5,912	—	—	5,912
Share repurchases, including fees	(1,475)	(15)	(26,654)	(637,879)	—	(664,548)
Balance at March 31, 2021	69,735	$697	$1,274,033	$(1,275,409)	$(6,298)	$(6,977)

	For the Three Months Ended March 31, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2019	75,619	$756	$1,280,760	$(889,066)	$4,890	$397,340
Net income	—	—	—	300,438	—	300,438
Total other comprehensive loss	—	—	—	—	(30,646)	(30,646)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	12	—	4,104	—	—	4,104
Net issuance of common stock upon exercise of stock options	52	1	6,135	—	—	6,136
Share-based compensation	—	—	5,524	—	—	5,524
Share repurchases, including fees	(1,484)	(15)	(25,273)	(548,764)	—	(574,052)
Balance at March 31, 2020	74,199	$742	$1,271,250	$(1,137,392)	$(25,756)	$108,844

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net income	$501,609	$300,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	79,757	73,963
Amortization of debt discount and issuance costs	1,070	1,035
Deferred income taxes	10,551	(58,732)
Share-based compensation programs	6,292	5,875
Other	920	1,739
Changes in operating assets and liabilities:
Accounts receivable	(37,917)	(12,208)
Inventory	30,915	(106,937)
Accounts payable	134,091	156,584
Income taxes payable	138,196	131,949
Other	25,188	(34,613)
Net cash provided by operating activities	890,672	459,093

Investing activities:
Purchases of property and equipment	(94,879)	(133,284)
Proceeds from sale of property and equipment	2,097	1,901
Investment in tax credit equity investments	(6)	(95,259)
Other	(969)	—
Net cash used in investing activities	(93,757)	(226,642)

Financing activities:
Proceeds from borrowings on revolving credit facility	—	1,052,000
Payments on revolving credit facility	—	(969,000)
Proceeds from the issuance of long-term debt	—	499,795
Payment of debt issuance costs	—	(2,990)
Repurchases of common stock	(664,548)	(574,052)
Net proceeds from issuance of common stock	13,557	9,800
Other	(313)	(253)
Net cash (used in) provided by financing activities	(651,304)	15,300

Effect of exchange rate changes on cash	(371)	(1,090)
Net increase in cash and cash equivalents	145,240	246,661
Cash and cash equivalents at beginning of the period	465,640	40,406
Cash and cash equivalents at end of the period	$610,880	$287,067

Supplemental disclosures of cash flow information:
Income taxes paid	$5,567	$4,975
Interest paid, net of capitalized interest	37,485	46,282

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2021

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company determined its investment in these tax credit funds was an investment in a variable interest entity (“VIE”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities.  As of March 31, 2021, the Company invested in three unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has accounted for these investments using the equity method.  The Company’s maximum exposure to losses associated with these VIEs is limited to its net investment, which was $19.4 million as of March 31, 2021, and was included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

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

Financial assets and liabilities measured at fair value on a recurring basis:

The Company invests in various marketable securities with the intention of selling these securities to fulfill its future unsecured obligation under the Company’s nonqualified deferred compensation plan.  See Note 10 for further information concerning the Company’s benefit plans.

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020.  The Company recorded an increase in fair value related to its marketable securities in the amount of $1.5 million and a decrease in fair value related to its marketable securities in the amount of $5.2 million for the three months ended March 31, 2021 and 2020, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of March 31, 2021, and December 31, 2020 (in thousands):

March 31, 2021
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$46,876	$—	$—	$46,876

December 31, 2020
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$40,411	$—	$—	$40,411

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of March 31, 2021, and December 31, 2020, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt, less current portion” and “Current portion of long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020.  See Note 5 for further information concerning the Company’s senior notes and unsecured revolving credit facility.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of March 31, 2021, and December 31, 2020, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$4,124,168	$4,402,833	$4,123,217	$4,647,595

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

NOTE 3 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

The Company’s allowance for doubtful accounts are included in “Accounts receivable, net” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020.  The following table identifies the changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2021 (in thousands):

Allowance for doubtful accounts, balance at December 31, 2020	$12,670
Reserve accruals	1,259
Uncollectable accounts written-off	(1,511)
Foreign currency translation	(19)
Allowance for doubtful accounts, balance at March 31, 2021	$12,399

The Company receives concessions from its suppliers through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates and co-operative advertising.  Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred.  All other supplier concessions are recognized as a reduction to the cost of sales.  Amounts receivable from suppliers also include amounts due to the Company for changeover merchandise and product returns.  The Company regularly reviews supplier receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s suppliers’ financial positions and corresponding abilities to meet financial obligations.  Management does not believe there is a reasonable likelihood that the Company will be unable to collect the aggregate amounts receivable from suppliers and the Company did not record a reserve for uncollectable amounts from suppliers in the condensed consolidated financial statements as of March 31, 2021, and December 31, 2020.

NOTE 4 – LEASES

The Company leases certain office space, retail stores, distribution centers and equipment under long-term, non-cancelable operating leases.  The following table summarizes Total lease cost for the three months ended March 31, 2021 and 2020, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020
Operating lease cost	$87,219	$83,195
Short-term operating lease cost	1,933	1,784
Variable operating lease cost	21,944	20,333
Sublease income	(1,198)	(1,175)
Total lease cost	$109,898	$104,137

The following table summarizes other lease related information for the three months ended March 31, 2021:

	For the Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$84,415	$82,607
Right-of-use assets obtained in exchange for new operating lease liabilities	110,567	71,131

NOTE 5 – FINANCING

The following table identifies the amounts included in “Current portion of long-term debt” and “Long-term debt, less current portion” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
4.625% Senior Notes due 2021, effective interest rate of 4.638%	$300,000	$300,000
3.800% Senior Notes due 2022, effective interest rate of 3.845%	300,000	300,000
3.850% Senior Notes due 2023, effective interest rate of 3.851%	300,000	300,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
Total principal amount of debt	4,150,000	4,150,000
Less: Unamortized discount and debt issuance costs	25,832	26,783
Total debt	4,124,168	4,123,217
Less: Current portion of long-term debt	299,880	—
Total long-term debt, less current portion	$3,824,288	$4,123,217

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

As of March 31, 2021, and December 31, 2020, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $84.0 million and $66.4 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.  As of March 31, 2021, and December 31, 2020, the Company had no outstanding borrowings under its Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the Credit Agreement) plus an applicable margin.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of March 31, 2021, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders.  As of March 31, 2021, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:

As of March 31, 2021, the Company has issued and outstanding a cumulative $4.2 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2031, with UMB Bank, N.A. and U.S. Bank as trustees. Interest on the senior notes, ranging from 1.750% to 4.625%, is payable semi-annually and is computed on the basis of a 360-day year.  The 4.625% Senior Notes due 2021 were included in “Current portion of long-term debt” on the accompanying Consolidated Balance Sheet as of March 31, 2021, as the Company anticipates it will have adequate cash available at the time of redemption to repay the notes and the decision to refinance the notes on a long-term basis would be dependent on market conditions and available cash at the time of redemption.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of March 31, 2021.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020; the following table identifies the changes in the Company’s aggregate product warranty liabilities for the three months ended March 31, 2021 (in thousands):

Warranty liabilities, balance at December 31, 2020	$65,886
Warranty claims	(27,498)
Warranty accruals	30,109
Foreign currency translation	(14)
Warranty liabilities, balance at March 31, 2021	$68,483

NOTE 7 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  As announced on February 10, 2021, the Company’s Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $15.8 billion.  The additional authorization is effective for three years, beginning on its respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2021	2020
Shares repurchased	1,475	1,484
Average price per share	$450.65	$386.71
Total investment	$664,533	$574,037

As of March 31, 2021, the Company had $817.0 million remaining under its share repurchase program.  Subsequent to the end of the first quarter and through May 7, 2021, the Company repurchased less than 0.1 million additional shares of its common stock under its share repurchase program, at an average price of $556.69, for a total investment of $8.0 million.  The Company has repurchased a total of 82.5 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 7, 2021, at an average price of $181.09, for a total aggregate investment of $14.9 billion.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations. The tables below summarize activity for changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at December 31, 2020	$(2,155)	$(2,155)
Change in accumulated other comprehensive loss	(4,143)	(4,143)
Accumulated other comprehensive loss, balance at March 31, 2021	$(6,298)	$(6,298)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income (Loss)
Accumulated other comprehensive income, balance at December 31, 2019	$4,890	$4,890
Change in accumulated other comprehensive loss	(30,646)	(30,646)
Accumulated other comprehensive loss, balance at March 31, 2020	$(25,756)	$(25,756)
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 9 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020
Sales to do-it-yourself customers	$1,781,166	$1,345,482
Sales to professional service provider customers	1,239,086	1,070,199
Other sales and sales adjustments	70,647	60,806
Total sales	$3,090,899	$2,476,487

As of March 31, 2021, and December 31, 2020, the Company had recorded a deferred revenue liability of $4.9 million and $4.5 million, respectively, related to its loyalty program, which were included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. During the three months ended March 31, 2021 and 2020, the Company recognized $3.4 million and $3.2 million, respectively, of deferred revenue related to its loyalty program, which were included in “Sales” on the accompanying Condensed Consolidated Statements of Income.

See Note 6 for information concerning the expected costs associated with the Company’s assurance warranty obligations.

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

The table below identifies stock option activity under these plans during the three months ended March 31, 2021 (in thousands, except per share data):

	Shares	Weighted- Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2020	1,500	$248.52
Granted	99	459.47
Exercised	(76)	129.13
Forfeited or expired	(4)	325.26
Outstanding at March 31, 2021	1,519	$268.10
Exercisable at March 31, 2021	1,063	$222.51

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the three months ended March 31, 2021 and 2020:

	March 31,
	2021		2020
Risk free interest rate	0.85%		1.02%
Expected life	6.4	Years	6.4	Years
Expected volatility	29.9%		25.5%
Expected dividend yield	—%		—%

The following table summarizes activity related to stock options awarded by the Company for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2021	2020
Compensation expense for stock options awarded	$5,262	$4,878
Income tax benefit from compensation expense related to stock options	1,296	1,276
Weighted-average grant-date fair value of options awarded	$144.30	$107.26

The remaining unrecognized compensation expense related to unvested stock option awards at March 31, 2021, was $41.3 million, and the weighted-average period of time over which this cost will be recognized is 2.7 years.

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

The table below summarizes activity related to the Company’s other share-based compensation plans for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020
Compensation expense for shares issued under the ESPP	$650	$646
Income tax benefit from compensation expense related to shares issued under the ESPP	160	169
Compensation expense for restricted shares awarded	380	351
Income tax benefit from compensation expense related to restricted awards	$94	$92

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned.  The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the three months ended March 31, 2021 or 2020.  The Company expensed matching contributions under the 401(k) Plan in the amounts of $7.2 million and $7.0 million for the three months ended March 31, 2021 and 2020, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:

The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $46.9 million and $40.4 million as of March 31, 2021, and December 31, 2020, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million for each of the three months ended March 31, 2021 and 2020, which was included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Stock appreciation rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  As of March 31, 2021, there were 9,576 stock appreciation rights outstanding, and during the three months ended March 31, 2021, there were 1,427 stock appreciation rights granted.  The liability for compensation to be paid for redeemed stock appreciation rights was $0.5 million and $0.3 million as of March 31, 2021, and December 31, 2020, respectively, which were included in “Other liabilities” on the Condensed Consolidated Balance Sheets.  Compensation expense for stock appreciation rights was $0.2 million and less than $0.1 million for the three months ended March 31, 2021 and 2020, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 11 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2021	2020
Numerator (basic and diluted):
Net income	$501,609	$300,438

Denominator:
Weighted-average common shares outstanding – basic	70,383	75,022
Effect of stock options (1)	632	641
Weighted-average common shares outstanding – assuming dilution	71,015	75,663

Earnings per share:
Earnings per share-basic	$7.13	$4.00
Earnings per share-assuming dilution	$7.06	$3.97

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	211	349
Weighted-average exercise price per share of antidilutive stock options (1)	$437.90	$377.41
(1)	See Note 10 for further information concerning the terms of the Company’s share-based compensation plans.

For the three months ended March 31, 2021 and 2020, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

Subsequent to the end of the first quarter and through May 7, 2021, the Company repurchased less than 0.1 million additional shares of its common stock under its share repurchase program, at an average price of $556.69, for a total investment of 8.0 million.

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

No recent accounting pronouncements or changes in accounting pronouncements have occurred since those discussed in the Company’s

Annual Report on Form 10-K for the year ended December 31, 2020, that are of material significance, or have potential material significance, to the Company.

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

●	recent developments within our Company;
●	an overview of the key drivers of the automotive aftermarket industry;
●	our results of operations for the three months ended March 31, 2021 and 2020;
●	our liquidity and capital resources;
●	any contractual obligations, to which we are committed;
●	our critical accounting estimates;
●	the inflation and seasonality of our business; and
●	recent accounting pronouncements that may affect our Company.

The review of Management’s Discussion and Analysis should be made in conjunction with our condensed consolidated financial statements, related notes and other financial information, forward-looking statements and other risk factors included elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend” or similar words.  In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results.  Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the COVID-19 pandemic or other public health crises; the economy in general; inflation; consumer debt levels; product demand; the market for auto parts; competition; weather; tariffs; availability of key products; business interruptions, including terrorist activities, war and the threat of war; failure to protect our brand and reputation; challenges in international markets; volatility of the market price of our common stock; our increased debt levels; credit ratings on public debt; historical growth rate sustainability; our ability to hire and retain qualified employees; risks associated with the performance of acquired businesses; information security and cyber-attacks; and governmental regulations.  Actual results may materially differ from anticipated results described or implied in these forward-looking statements.  Please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, and subsequent Securities and Exchange Commission filings, for additional factors that could materially affect our financial performance.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

RECENT DEVELOPMENTS

We continue to prioritize the safety and wellness of our Team Members and our customers as we navigate the ongoing challenges resulting from the COVID-19 pandemic in the current environment.  Vaccine availability, effectiveness and distribution, gradual reopening processes across many of our markets, government stimulus payments and enhanced unemployment benefits have positively impacted demand for the products we sell.  We continue to keep our stores open and operating to meet our customers’ critical needs, while also ensuring the safety of our Team Members and customers through strict adherence to our safety protocols; however, we cannot predict how long the current crisis will last or the extent of its impact on our customers, our Team Members and overall industry demand.

For additional risks related to the COVID-19 pandemic, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our stores also offer enhanced services and programs to our customers, including used oil, oil filter and battery recycling; battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops.  As of March 31, 2021, we operated 5,660 stores in 47 U.S. states and 22 stores in Mexico.

We are influenced by a number of general macroeconomic factors that impact both our industry and our consumers, including, but not limited to, fuel costs, unemployment trends, interest rates and other economic factors.  Due to the nature of these macroeconomic factors, we are unable to determine how long current conditions will persist and the degree of impact future changes may have on our business.  Macroeconomic factors, such as increases in the U.S. unemployment rate, and demand drivers specific to the automotive aftermarket, such as U.S. miles driven, have been pressured as a result of responses to the COVID-19 pandemic, such as stay at home orders, work from home arrangements, and reduced travel.  However, government stimulus and unemployment benefits and the reopening processes have positively impacted our performance.  We are unable to predict the ongoing and future impact of the pandemic on broader economic conditions or our industry.

We believe the key drivers of current and future long-term demand for the products sold within the automotive aftermarket include the number of U.S. miles driven, number of U.S. registered vehicles, new light vehicle registrations and average vehicle age.

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the Department of Transportation, the number of total miles driven in the U.S. decreased 13.2%, increased 0.9% and increased 0.4% in 2020, 2019 and 2018, respectively, and through February of 2021, year-to-date miles driven decreased 11.7%.  Miles driven dramatically declined in 2020, as a result of responses to the COVID-19 Pandemic, and have remained below pre-pandemic levels.  Further government measures or consumer and business behavior could continue to have a negative impact on miles driven, but we are unable to predict the duration and severity of the impact to our business.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by The Auto Care Association, the total number of registered vehicles increased 10.4% from 2009 to 2019, bringing the number of light vehicles on the road to 278 million by the end of 2019.  For the year ended December 31, 2020, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 16.3 million, and for 2021, the SAAR is estimated to be approximately 17.8 million, contributing to the continued growth in the total number of registered vehicles on the road.  In the past decade, vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.7% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 18.0%, from 10.0 years in 2009 to 11.8 years in 2019.  The outlook for SAAR is highly uncertain, as the severity and duration of the COVID-19 crisis is indeterminable; however, the rate of new vehicle sales in any given year represents a small percentage of the total light vehicle population and has a muted impact on the total number of vehicles on the road and average age of vehicles over the short term.

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

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended March 31, 2021, increased $614 million or 25% to $3.09 billion from $2.48 billion for the same period one year ago.  Comparable store sales for stores open at least one year increased 24.8% and decreased 1.9% for the three months ended March 31, 2021 and 2020, respectively.  Comparable store sales are calculated based on the change in sales for stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members, as well as sales from Leap Day in the three months ended March 31, 2020. Online sales, resulting from ship-to-home orders and pickup in-store orders, for stores open at least one year, are included in the comparable store sales calculation.

The following table presents the components of the increase in sales for the three months ended March 31, 2021 (in millions):

Increase in Sales for the Three Months Ended
March 31, 2021
Compared to the Same Period in 2020
Store sales:
Comparable store sales	$589
Non-comparable store sales:
Sales for stores opened throughout 2020, excluding stores open at least one year that are included in comparable store sales, and Mayasa store sales	40
Sales for stores opened throughout 2021	12
Sales from Leap Day in 2020	(34)
Decline in sales for stores that have closed	(3)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	10
Total increase in sales	$614

We believe the increased sales are the result of store growth, the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory in our regional distribution centers, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.  The government stimulus payments, enhanced unemployment benefits, lifting of stay at home orders and associated market reopening and recovery plans when combined with favorable industry dynamics, such as consumers investing in existing vehicles, led to strong demand for our products in the first quarter.

Our comparable store sales increase for the three months ended March 31, 2021, was driven by increases in average ticket values and transaction counts for both DIY and professional service provider customers.  Average ticket values benefited from consumers spending additional time and money repairing and maintaining their vehicles in response to the COVID-19 and economic environment.  In addition, the improvement in average ticket values was the result of the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  This decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.

Improvement in transaction counts during the three months ended March 31, 2021, compared to the same period in the prior year, were primarily due to COVID-19 stay at home orders and business restrictions enacted during March of 2020 and resulted in immediate pressure to transaction counts for both DIY and professional service provider customers.  The continued market reopening and recovery plans, ongoing government stimulus and favorable winter and spring weather conditions all benefited transaction counts in the current period.

We opened 66 net, new U.S. stores during the three months ended March 31, 2021, compared to opening 73 net, new U.S. stores during the three months ended March 31, 2020.  As of March 31, 2021, we operated 5,660 stores in 47 U.S. states and 22 stores in Mexico compared to 5,512 stores in 47 U.S. states and 21 stores in Mexico at March 31, 2020.

Gross profit:

Gross profit for the three months ended March 31, 2021, increased 27% to $1.64 billion (or 53.1% of sales) from $1.30 billion (or 52.3% of sales) for the same period one year ago.  The increase in gross profit dollars for the three months ended March 31, 2021, was primarily the result of new stores and the increase in comparable store sales at existing stores.  The increase in gross profit as a percentage of sales for the three months ended March 31, 2021, was due to a mix benefit driven by greater percentage of total sales generated from DIY customers, which carry a higher gross margin than professional service provider sales and leverage of fixed distribution costs, as a result of strong comparable store sales growth.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2021, increased 9% to $950 million (or 30.7% of sales) from $872 million (or 35.2% of sales) for the same period one year ago.  The increase in total SG&A dollars for the three months ended March 31, 2021, was the result of additional facilities and vehicles to support our increased sales and store count, partially offset by prior year incremental SG&A expenses incurred from one additional day due to Leap Day.  The decrease in SG&A as a percentage of sales for the three months ended March 31, 2021, was due to leverage of store operating costs on strong comparable store sales growth.

Operating income:

As a result of the impacts discussed above, operating income for the three months ended March 31, 2021, increased 63% to $691 million (or 22.4% of sales) from $424 million (or 17.1% of sales) for the same period one year ago.

Other income and expense:

Total other expense for the three months ended March 31, 2021, decreased 20% to $35 million (or 1.1% of sales) from $44 million (or 1.8% of sales) for the same period one year ago.  The decrease in total other expense for the three months ended March 31, 2021, was the result of an increase in the value of our trading securities, as compared to a decrease in the value of our trading securities in the same period one year ago, and decreased interest expense on lower average outstanding borrowings and lower average cost of borrowings.

Income taxes:

Our provision for income taxes for the three months ended March 31, 2021, increased 95% to $154 million (23.5% effective tax rate) from $79 million (20.9% effective tax rate) for the same period one year ago.  The increase in our provision for income taxes for the three months ended March 31, 2021, was the result of higher taxable income and lower benefits from renewable energy investment tax credits, partially offset by higher excess tax benefits from share-based compensation.  The increase in our effective tax rate for the three months ended March 31, 2021, was the result of the benefit from investments in renewable energy tax credit funds in the prior period, partially offset by higher excess tax benefits from share-based compensation in the current period, as compared to the same period in the prior year.

Net income:

As a result of the impacts discussed above, net income for the three months ended March 31, 2021, increased 67% to $502 million (or 16.2% of sales) from $300 million (or 12.1% of sales) for the same period one year ago.

Earnings per share:

Our diluted earnings per common share for the three months ended March 31, 2021, increased 78% to $7.06 on 71 million shares from $3.97 on 76 million shares for the same period one year ago.

LIQUIDITY AND CAPITAL RESOURCES

Our long-term business strategy requires capital to open new stores, fund strategic acquisitions, expand distribution infrastructure, operate and maintain existing stores and may include the opportunistic repurchase of shares of our common stock through our Board-approved share repurchase program.  The primary sources of our liquidity are funds generated from operations and borrowed under our unsecured revolving credit facility.  Decreased demand for our products or changes in customer buying patterns could negatively impact our ability to generate funds from operations.  Additionally, decreased demand or changes in buying patterns could impact our ability to meet the debt covenants of our credit agreement and, therefore, negatively impact the funds available under our unsecured revolving credit facility.  We believe that cash expected to be provided by operating activities and availability under our unsecured revolving credit facility will be sufficient to fund both our short-term and long-term capital and liquidity needs for the foreseeable future.  However, there can be no assurance that we will continue to generate cash flows at or above recent levels, and we are unable to predict the impact of the uncertainty and disruption caused by the COVID-19 pandemic on our ability to generate funds or maintain liquidity.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended
	March 31,
Liquidity:	2021	2020
Total cash provided by/(used in):
Operating activities	$890,672	$459,093
Investing activities	(93,757)	(226,642)
Financing activities	(651,304)	15,300
Effect of exchange rate changes on cash	(371)	(1,090)
Net increase in cash and cash equivalents	$145,240	$246,661

Capital expenditures	$94,879	$133,284
Free cash flow (1)	789,780	227,170
(1)	Calculated as net cash provided by operating activities, less capital expenditures and excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period.

Operating activities:

The increase in net cash provided by operating activities during the three months ended March 31, 2021, compared to the same period in 2020, was primarily due to an increase in net income, a larger decrease in net inventory investment and a larger increase in a net taxes payable position.  The larger decrease in net inventory investment in the current period, as compared to the same period in the prior year, was primarily attributable to the strong comparable store sales growth and the resulting benefit to inventory turns.  The larger increase in the net taxes payable position was primarily due to higher taxable income in the current period, as compared to the same period in the prior year, partially offset by the realization of renewable energy investment tax credits in the prior period.

Investing activities:

The decrease in net cash used in investing activities during the three months ended March 31, 2021, compared to the same period in 2020, was the result of a decrease in investments in renewable energy tax credit investment funds and a decrease in capital expenditures.  The decrease in investments in renewable energy tax credit funds was the result of entering into tax credit equity investments in the comparable period in the prior year, and no investments in the current period, which are primarily for the purpose of receiving renewable energy investment tax credits.  The decrease in capital expenditures was primarily due to the lower level of distribution expansion projects and new store project development in the current period, as compared to the same period in the prior year.

Financing activities:

The net cash used in financing activities during the three months ended March 31, 2021, versus net cash provided by financing activities during the three months ended March 31, 2020, was attributable to the net proceeds from the issuance of long-term debt and the net borrowings on our revolving credit facility in the comparable period in the prior year and an increase in repurchases of our common stock during the current period, as compared to same period in the prior year.

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

As of March 31, 2021, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $84.0 million, reducing the aggregate availability under the Credit Agreement by that amount.  As of March 31, 2021, we did not have any outstanding borrowings under our Revolving Credit Facility.

Senior Notes:

As of March 31, 2021, we have issued and outstanding a cumulative $4.2 billion aggregate principal amount of unsecured senior notes, which are due between 2021 and 2031, with UMB Bank, N.A. and U.S. Bank as trustees.  Interest on the senior notes, ranging from 1.750% to 4.625%, is payable semi-annually and is computed on the basis of a 360-day year.  None of our subsidiaries is a guarantor under our senior notes.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of March 31, 2021, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 6.46 times and 5.08 times as of March 31, 2021 and 2020, respectively, and a consolidated leverage ratio of 1.77 times and 2.45 times as of March 31, 2021 and 2020, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended March 31, 2021 and 2020 (dollars in thousands):

		For the Twelve Months Ended
		March 31,
		2021	2020
GAAP net income		$1,953,473	$1,370,328
Add:	Interest expense	159,246	145,070
	Rent expense (1)	358,653	342,908
	Provision for income taxes	589,099	385,509
	Depreciation expense	311,037	279,103
	Amortization expense	9,392	1,771
	Non-cash share-based compensation	23,164	22,372
Non-GAAP EBITDAR		$3,404,064	$2,547,061

	Interest expense	$159,246	$145,070
	Capitalized interest	9,324	13,197
	Rent expense (1)	358,653	342,908
Total fixed charges		$527,223	$501,175

Consolidated fixed charge coverage ratio		6.46	5.08

GAAP debt		$4,124,168	$4,471,248
Add:	Stand-by letters of credit	84,045	39,083
	Discount on senior notes	4,892	3,510
	Debt issuance costs	20,940	19,242
	Five-times rent expense	1,793,265	1,714,540
Non-GAAP adjusted debt		$6,027,310	$6,247,623

Consolidated leverage ratio		1.77	2.45
(1)	The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”) the most directly comparable GAAP financial measure, for the twelve months ended March 31, 2021 and 2020 (in thousands):

Total lease cost, per ASC 842, for the twelve months ended March 31, 2021		$426,126
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the twelve months ended March 31, 2021	67,473
Rent expense for the twelve months ended March 31, 2021		$358,653

Total lease cost, per ASC 842, for the twelve months ended March 31, 2020		$404,138
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the twelve months ended March 31, 2020	61,230
Rent expense for the twelve months ended March 31, 2020		$342,908

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the three months ended March 31, 2021 and 2020 (in thousands):

		For the Three Months Ended
		March 31,
		2021	2020
Cash provided by operating activities		$890,672	$459,093
Less:	Capital expenditures	94,879	133,284
	Excess tax benefit from share-based compensation payments	6,007	3,380
	Investment in tax credit equity investments	6	95,259
Free cash flow		$789,780	$227,170

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

Share repurchase program:

In January of 2011, our Board of Directors approved a share repurchase program.  Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  As announced on February 10, 2021, our Board of Directors approved a resolution to increase the authorization amount under our share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $15.8 billion.  The additional authorization is effective for a three-year period, beginning on its respective announcement date.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2021	2020
Shares repurchased	1,475	1,484
Average price per share	$450.65	$386.71
Total investment	$664,533	$574,037

As of March 31, 2021, we had $817.0 million remaining under our share repurchase program.  Subsequent to the end of the first quarter and through May 7, 2021, we repurchased less than 0.1 million additional shares of our common stock under our share repurchase program, at an average price of $556.69, for a total investment of $8.0 million.  We have repurchased a total of 82.5 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through May 7, 2021, at an average price of $181.09, for a total aggregate investment of $14.9 billion.

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations, to which we are committed, since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with GAAP requires the application of certain estimates and judgments by management. Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the condensed consolidated financial statements are prepared. There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 13 “Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements for information about recent accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of March 31, 2021, we did not have any outstanding borrowings under our Revolving Credit Facility.

Cash equivalents risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of March 31, 2021, our cash and cash equivalents totaled $610.9 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the period-end exchange rates was $147.0 million at March 31, 2021.  The period-end exchange rates of the Mexican peso with respect to the U.S. dollar decreased by approximately 3% from December 31, 2020.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at March 31, 2021, would be approximately $13.4 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statement through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

Our market risks have not materially changed since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of March 31, 2021, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the three months ended March 31, 2021. The following table identifies all repurchases during the three months ended March 31, 2021, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
January 1, 2021, to January 31, 2021	346	$452.85	346	$324,982
February 1, 2021, to February 28, 2021	723	444.93	723	1,003,137
March 1, 2021, to March 31, 2021	406	458.98	406	$817,005
Total as of March 31, 2021	1,475	$450.65	1,475
(1)	Under the Company’s share repurchase program, as approved by its Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 10, 2021, the Company’s Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, resulting in a cumulative authorization amount of $15.8 billion. The additional authorization is effective for a three-year period, beginning on its respective announcement date. The authorization under the share repurchase program that currently has capacity is scheduled to expire on February 10, 2024. No other share repurchase programs existed during the three months ended March 31, 2021.

Subsequent to the end of the first quarter and through May 7, 2021, the Company repurchased less than 0.1 million additional shares of its common stock under its share repurchase program, at an average price of $556.69, for a total investment of $8.0 million.  The Company has repurchased a total of 82.5 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 7, 2021, at an average price of $181.09, for a total aggregate investment of $14.9 billion.

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
10.1

O’Reilly Automotive, Inc. Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, filed as Exhibit 10.23(a) to the Registrant’s Annual Report on Form 10-K dated February 26, 2021, is incorporated herein by this reference.

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

O’REILLY AUTOMOTIVE, INC.

May 7, 2021	/s/	Gregory D. Johnson
Date	Gregory D. Johnson
Chief Executive Officer and Co-President
(Principal Executive Officer)

May 7, 2021	/s/	Thomas McFall
Date	Thomas McFall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)