Form 10-Q
period 2021-06-30
O REILLY AUTOMOTIVE INC
filed 2021-08-06
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value - 68,951,739 shares outstanding as of August 2, 2021.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$631,618	$465,640
Accounts receivable, net	273,148	229,679
Amounts receivable from suppliers	113,174	100,615
Inventory	3,647,413	3,653,195
Other current assets	72,994	50,658
Total current assets	4,738,347	4,499,787

Property and equipment, at cost	6,767,596	6,559,911
Less: accumulated depreciation and amortization	2,603,442	2,464,993
Net property and equipment	4,164,154	4,094,918

Operating lease, right-of-use assets	2,028,329	1,995,127
Goodwill	881,207	881,030
Other assets, net	137,296	125,780
Total assets	$11,949,333	$11,596,642

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,583,570	$4,184,662
Self-insurance reserves	118,259	109,199
Accrued payroll	129,025	88,875
Accrued benefits and withholdings	221,382	242,724
Income taxes payable	29,776	16,786
Current portion of operating lease liabilities	333,624	322,778
Other current liabilities	355,976	297,393
Total current liabilities	5,771,612	5,262,417

Long-term debt	3,825,177	4,123,217
Operating lease liabilities, less current portion	1,747,267	1,718,691
Deferred income taxes	177,118	155,899
Other liabilities	210,465	196,160

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
69,132,589 as of June 30, 2021, and
71,123,109 as of December 31, 2020	691	711
Additional paid-in capital	1,295,363	1,280,841
Retained deficit	(1,075,769)	(1,139,139)
Accumulated other comprehensive loss	(2,591)	(2,155)
Total shareholders’ equity	217,694	140,258

Total liabilities and shareholders’ equity	$11,949,333	$11,596,642

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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales	$3,465,601	$3,091,595	$6,556,500	$5,568,082
Cost of goods sold, including warehouse and distribution expenses	1,639,223	1,454,415	3,089,327	2,634,996
Gross profit	1,826,378	1,637,180	3,467,173	2,933,086

Selling, general and administrative expenses	1,030,795	900,690	1,980,485	1,773,035
Operating income	795,583	736,490	1,486,688	1,160,051

Other income (expense):
Interest expense	(37,657)	(41,723)	(75,163)	(81,109)
Interest income	456	635	993	1,310
Other, net	2,952	5,008	4,643	(182)
Total other expense	(34,249)	(36,080)	(69,527)	(79,981)

Income before income taxes	761,334	700,410	1,417,161	1,080,070
Provision for income taxes	175,883	168,743	330,101	247,965
Net income	$585,451	$531,667	$1,087,060	$832,105

Earnings per share-basic:
Earnings per share	$8.41	$7.16	$15.53	$11.15
Weighted-average common shares outstanding – basic	69,618	74,205	69,997	74,611

Earnings per share-assuming dilution:
Earnings per share	$8.33	$7.10	$15.39	$11.06
Weighted-average common shares outstanding – assuming dilution	70,264	74,833	70,640	75,246

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$585,451	$531,667	$1,087,060	$832,105
Other comprehensive income (loss):
Foreign currency translation adjustments	3,707	3,645	(436)	(27,001)
Total other comprehensive income (loss)	3,707	3,645	(436)	(27,001)

Comprehensive income	$589,158	$535,312	$1,086,624	$805,104

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	For the Three Months Ended June 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at March 31, 2021	69,735	$697	$1,274,033	$(1,275,409)	$(6,298)	$(6,977)
Net income	—	—	—	585,451	—	585,451
Total other comprehensive income	—	—	—	—	3,707	3,707
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	11	—	5,340	—	—	5,340
Net issuance of common stock upon exercise of stock options	130	1	23,926	—	—	23,927
Share based compensation	—	—	5,887	—	—	5,887
Share repurchases, including fees	(743)	(7)	(13,823)	(385,811)	—	(399,641)
Balance at June 30, 2021	69,133	$691	$1,295,363	$(1,075,769)	$(2,591)	$217,694

	For the Six Months Ended June 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at December 31, 2020	71,123	$711	$1,280,841	$(1,139,139)	$(2,155)	$140,258
Net income	—	—	—	1,087,060	—	1,087,060
Total other comprehensive loss	—	—	—	—	(436)	(436)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	22	—	9,430	—	—	9,430
Net issuance of common stock upon exercise of stock options	206	2	33,770	—	—	33,772
Share-based compensation	—	—	11,799	—	—	11,799
Share repurchases, including fees	(2,218)	(22)	(40,477)	(1,023,690)	—	(1,064,189)
Balance at June 30, 2021	69,133	$691	$1,295,363	$(1,075,769)	$(2,591)	$217,694

	For the Three Months Ended June 30, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at March 31, 2020	74,199	$742	$1,271,250	$(1,137,392)	$(25,756)	$108,844
Net income	—	—	—	531,667	—	531,667
Total other comprehensive income	—	—	—	—	3,645	3,645
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	15	—	4,818	—	—	4,818
Net issuance of common stock upon exercise of stock options	69	1	11,846	—	—	11,847
Share based compensation	—	—	5,254	—	—	5,254
Share repurchases, including fees	(185)	(2)	(3,192)	(73,781)	—	(76,975)
Balance at June 30, 2020	74,098	$741	$1,289,976	$(679,506)	$(22,111)	$589,100

	For the Six Months Ended June 30, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2019	75,619	$756	$1,280,760	$(889,066)	$4,890	$397,340
Net income	—	—	—	832,105	—	832,105
Total other comprehensive loss	—	—	—	—	(27,001)	(27,001)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	27	—	8,922	—	—	8,922
Net issuance of common stock upon exercise of stock options	121	2	17,981	—	—	17,983
Share-based compensation	—	—	10,778	—	—	10,778
Share repurchases, including fees	(1,669)	(17)	(28,465)	(622,545)	—	(651,027)
Balance at June 30, 2020	74,098	$741	$1,289,976	$(679,506)	$(22,111)	$589,100

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net income	$1,087,060	$832,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	158,917	151,873
Amortization of debt discount and issuance costs	2,207	2,152
Deferred income taxes	21,922	14,987
Share-based compensation programs	12,575	11,480
Other	1,382	1,906
Changes in operating assets and liabilities:
Accounts receivable	(45,359)	(34,966)
Inventory	6,357	(78,086)
Accounts payable	398,785	334,503
Income taxes payable	12,408	210,855
Other	56,578	112,269
Net cash provided by operating activities	1,712,832	1,559,078

Investing activities:
Purchases of property and equipment	(222,607)	(244,471)
Proceeds from sale of property and equipment	4,566	4,846
Investment in tax credit equity investments	(1,768)	(95,292)
Other	(1,083)	(311)
Net cash used in investing activities	(220,892)	(335,228)

Financing activities:
Proceeds from borrowings on revolving credit facility	—	1,162,000
Payments on revolving credit facility	—	(1,423,000)
Proceeds from the issuance of long-term debt	—	499,795
Principal payments on long-term debt	(300,000)	—
Payment of debt issuance costs	(3,299)	(3,840)
Repurchases of common stock	(1,064,189)	(651,027)
Net proceeds from issuance of common stock	41,921	25,593
Other	(313)	(253)
Net cash used in financing activities	(1,325,880)	(390,732)

Effect of exchange rate changes on cash	(82)	(1,101)
Net increase in cash and cash equivalents	165,978	832,017
Cash and cash equivalents at beginning of the period	465,640	40,406
Cash and cash equivalents at end of the period	$631,618	$872,423

Supplemental disclosures of cash flow information:
Income taxes paid	$292,673	$20,187
Interest paid, net of capitalized interest	76,788	73,091

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of consolidation:

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company balances and transactions have been eliminated in consolidation.

NOTE 2 – VARIABLE INTEREST ENTITIES

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

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities.  As of June 30, 2021, the Company had invested in four unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.  The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $20.3 million as of June 30, 2021, and was included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.  During the six months ended June 30, 2020, the Company recognized investment tax credits in the amount of $108.3 million, all of which were realized through reductions in cash income taxes paid and were reflected as a component of the change in Income taxes payable on the accompanying Condensed Consolidated Statements of Cash Flows for the respective periods.

During the second quarter ended June 30, 2021, the Company entered into an agreement to make certain additional capital contributions to one of its tax credit funds, which promotes renewable energy through the development of solar energy farms, for the primary purpose of receiving renewable energy tax credits.  Per the terms of the agreement, the Company is required to make capital contributions totaling approximately $160.0 million upon achievement of project milestones by the solar energy farms, the timing of which is variable and outside of the Company’s control.

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

Financial assets and liabilities measured at fair value on a recurring basis:

The Company invests in various marketable securities with the intention of selling these securities to fulfill its future unsecured obligations under the Company’s nonqualified deferred compensation plan.  See Note 11 for further information concerning the Company’s benefit plans.

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2021, and December 31, 2020.  The Company recorded an increase in fair value related to its marketable securities in the amount of $2.5 million and $4.5 million for the three months ended June 30, 2021 and 2020, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.  The Company recorded an increase in fair value related to its marketable securities in the amount of $4.0 million and a decrease in fair value to its marketable securities in the amount of $0.7 million for the six months ended June 30, 2021 and 2020, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of June 30, 2021, and December 31, 2020 (in thousands):

June 30, 2021
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$49,818	$—	$—	$49,818

December 31, 2020
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$40,411	$—	$—	$40,411

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of June 30, 2021, and December 31, 2020, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” and “Current portion of long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2021, and December 31, 2020.  See Note 6 for further information concerning the Company’s senior notes and unsecured revolving credit facility.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of June 30, 2021, and December 31, 2020, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$3,825,177	$4,173,269	$4,123,217	$4,647,595

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

The Company’s allowance for doubtful accounts are included in “Accounts receivable, net” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2021, and December 31, 2020.  The following table identifies the changes in the Company’s allowance for doubtful accounts for the six months ended June 30, 2021 (in thousands):

Allowance for doubtful accounts, balance at December 31, 2020	$12,670
Reserve accruals	2,027
Uncollectable accounts written-off	(2,400)
Foreign currency translation	(2)
Allowance for doubtful accounts, balance at June 30, 2021	$12,295

The Company receives concessions from its suppliers through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates and co-operative advertising.  Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred.  All other supplier concessions are recognized as a reduction to the cost of sales.  Amounts receivable from suppliers also include amounts due to the Company for changeover merchandise and product returns.  The Company regularly reviews supplier receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s suppliers’ financial positions and corresponding abilities to meet financial obligations.  Management does not believe there is a reasonable likelihood that the Company will be unable to collect the aggregate amounts receivable from suppliers, and the Company did not record a reserve for uncollectable amounts from suppliers in the condensed consolidated financial statements as of June 30, 2021, and December 31, 2020.

NOTE 5 – LEASES

The Company leases certain office space, retail stores, distribution centers and equipment under long-term, non-cancelable operating leases.  The following table summarizes Total lease cost for the three and six months ended June 30, 2021 and 2020, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$87,363	$83,461	$174,582	$166,656
Short-term operating lease cost	1,661	941	3,594	2,725
Variable operating lease cost	22,645	20,776	44,589	41,109
Sublease income	(1,185)	(1,187)	(2,383)	(2,362)
Total lease cost	$110,484	$103,991	$220,382	$208,128

The following table summarizes other lease-related information for the six months ended June 30, 2021:

	For the Six Months Ended
	June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$169,864	$165,665
Right-of-use assets obtained in exchange for new operating lease liabilities	165,193	125,160

NOTE 6 – FINANCING

The following table identifies the amounts included in “Current portion of long-term debt” and “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2021, and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
4.625% Senior Notes due 2021, effective interest rate of 4.643%	$—	$300,000
3.800% Senior Notes due 2022, effective interest rate of 3.845%	300,000	300,000
3.850% Senior Notes due 2023, effective interest rate of 3.851%	300,000	300,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
Total principal amount of debt	3,850,000	4,150,000
Less: Unamortized discount and debt issuance costs	24,823	26,783
Total long-term debt	$3,825,177	$4,123,217

Unsecured revolving credit facility:

On June 15, 2021, the Company entered into a new credit agreement (the “Credit Agreement”).  The Credit Agreement provides for a five-year $1.8 billion unsecured revolving credit facility (the “Revolving Credit Facility”) arranged by JPMorgan Chase Bank, N.A., which is scheduled to mature in June of 2026.  The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility.  As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $900 million, provided that the aggregate amount of the commitments does not exceed $2.7 billion at any time.

In conjunction with the closing of the Credit Agreement, the Company’s previous credit agreement, which was originally entered into on April 5, 2017, was terminated (the “Terminated Credit Agreement”), and all outstanding loans and commitments under the Terminated Credit Agreement were terminated and replaced by the loans and commitments under the Credit Agreement.

As of June 30, 2021, and December 31, 2020, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $84.0 million and $66.4 million, respectively, reducing the aggregate availability under the credit agreements by those amounts.  As of June 30, 2021, and December 31, 2020, the Company had no outstanding borrowings under its revolving credit facilities.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the Credit Agreement) plus an applicable margin.  The Credit Agreement includes customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of June 30, 2021, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders.  As of June 30, 2021, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:

On June 15, 2021, the Company redeemed its $300 million aggregate principal amount of unsecured 4.625% Senior Notes due 2021 at a redemption price of $300 million, plus accrued and unpaid interest up to, but not including, the date of redemption.

As of June 30, 2021, the Company has issued and outstanding a cumulative $3.9 billion aggregate principal amount of unsecured senior notes, which are due between 2022 and 2031, with UMB Bank, N.A. and U.S. Bank as trustees.  Interest on the senior notes, ranging from 1.750% to 4.350%, is payable semi-annually and is computed on the basis of a 360-day year.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of June 30, 2021.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2021, and December 31, 2020; the following table identifies the changes in the Company’s aggregate product warranty liabilities for the six months ended June 30, 2021 (in thousands):

Warranty liabilities, balance at December 31, 2020	$65,886
Warranty claims	(58,628)
Warranty accruals	62,378
Foreign currency translation	(2)
Warranty liabilities, balance at June 30, 2021	$69,634

NOTE 8 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  As announced on February 10, 2021, and May 27, 2021, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion and $1.5 billion, respectively, resulting in a cumulative authorization amount of $17.3 billion.  The additional authorizations are effective for three years, beginning on their respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Shares repurchased	743	185	2,218	1,669

Average price per share	$537.25	$417.79	$479.69	$390.14
Total investment	$399,634	$76,974	$1,064,167	$651,011

As of June 30, 2021, the Company had $1.9 billion remaining under its share repurchase authorizations.  Subsequent to the end of the second quarter and through August 6, 2021, the Company repurchased 0.3 million additional shares of its common stock under its share repurchase program, at an average price of $596.11, for a total investment of $169.0 million.  The Company has repurchased a total of 83.5 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through August 6, 2021, at an average price of $185.60, for a total aggregate investment of $15.5 billion.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations. The tables below summarize activity for changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at March 31, 2021	$(6,298)	$(6,298)
Change in accumulated other comprehensive income	3,707	3,707
Accumulated other comprehensive loss, balance at June 30, 2021	$(2,591)	$(2,591)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at December 31, 2020	$(2,155)	$(2,155)
Change in accumulated other comprehensive loss	(436)	(436)
Accumulated other comprehensive loss, balance at June 30, 2021	$(2,591)	$(2,591)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at March 31, 2020	$(25,756)	$(25,756)
Change in accumulated other comprehensive income	3,645	3,645
Accumulated other comprehensive loss, balance at June 30, 2020	$(22,111)	$(22,111)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income (Loss)
Accumulated other comprehensive income, balance at December 31, 2019	$4,890	$4,890
Change in accumulated other comprehensive loss	(27,001)	(27,001)
Accumulated other comprehensive loss, balance at June 30, 2020	$(22,111)	$(22,111)
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 10 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales to do-it-yourself customers	$1,999,401	$1,853,115	$3,780,567	$3,198,597
Sales to professional service provider customers	1,384,217	1,175,030	2,623,303	2,245,229
Other sales and sales adjustments	81,983	63,450	152,630	124,256
Total sales	$3,465,601	$3,091,595	$6,556,500	$5,568,082

As of June 30, 2021, and December 31, 2020, the Company had recorded a deferred revenue liability of $4.8 million and $4.5 million, respectively, related to its loyalty program, which were included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. During the three months ended June 30, 2021 and 2020, the Company recognized $3.8 million of deferred revenue related to its loyalty program, which were included in “Sales” on the accompanying Condensed Consolidated Statements of Income.

During the six months ended June 30, 2021 and 2020, the Company recognized $7.2 million and $6.9 million, respectively, of deferred revenue related to its loyalty program, which were included in “Sales” on the accompanying Condensed Consolidated Statements of Income.

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

The table below identifies stock option activity under these plans during the six months ended June 30, 2021 (in thousands, except per share data):

	Shares	Weighted- Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2020	1,500	$248.52
Granted	110	467.05
Exercised	(206)	163.63
Forfeited or expired	(9)	337.54
Outstanding at June 30, 2021	1,395	$277.79
Exercisable at June 30, 2021	959	$229.94

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the six months ended June 30, 2021 and 2020:

	June 30,
	2021		2020
Risk free interest rate	0.83%		0.96%
Expected life	6.2	Years	6.2	Years
Expected volatility	30.0%		25.8%
Expected dividend yield	—%		—%

The following table summarizes activity related to stock options awarded by the Company for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Compensation expense for stock options awarded	$5,105	$4,557	$10,367	$9,435
Income tax benefit from compensation expense related to stock options	1,314	1,148	2,668	2,377

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2021, was $144.30, compared to $105.54 for the six months ended June 30, 2020.  The remaining unrecognized compensation expense related to unvested stock option awards at June 30, 2021, was $37.4 million, and the weighted-average period of time over which this cost will be recognized is 2.6 years.

Other share-based compensation plans:

The Company sponsors other share-based compensation plans:  an employee stock purchase plan and incentive plans that provide for the awarding of shares of restricted stock to certain key employees and directors.  The Company’s employee stock purchase plan (the “ESPP”) permits eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value.  The fair value of shares issued under the ESPP is based on the average of the high and low market prices of the Company’s common stock during the offering periods, and compensation expense is recognized based on the discount between the fair value and the employee purchase price for the shares sold to employees.  Restricted stock awarded under the incentive plans to certain key employees and directors vests after one-year or evenly over a three-year period and is held in escrow until such vesting has occurred.  The fair value of shares awarded under the incentive plans is based on the closing market price of the Company’s common stock on the date of the award, and compensation expense is recorded evenly over the vesting period or the minimum required service period.

The table below summarizes activity related to the Company’s other share-based compensation plans for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Compensation expense for shares issued under the ESPP	$782	$697	$1,432	$1,343
Income tax benefit from compensation expense related to shares issued under the ESPP	201	176	368	338
Compensation expense for restricted shares awarded	396	351	776	702
Income tax benefit from compensation expense related to restricted awards	$102	$88	$200	$177

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned.  The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the six months ended June 30, 2021 or 2020.  The Company expensed matching contributions under the 401(k) Plan in the amount of $8.7 million and $7.3 million for the three months ended June 30, 2021 and 2020, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under the 401(k) Plan in the amount of $15.9 million and $14.4 million for the six months ended June 30, 2021 and 2020, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:

The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s

Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $49.8 million and $40.4 million as of June 30, 2021, and December 31, 2020, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million and less than $0.1 million for the three months ended June 30, 2021 and 2020, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million for the six months ended June 30, 2021 and 2020, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Stock appreciation rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  As of June 30, 2021, there were 9,576 stock appreciation rights outstanding, and during the six months ended June 30, 2021, there were 1,427 stock appreciation rights granted.  The liability for compensation to be paid for redeemed stock appreciation rights was $0.6 million and $0.3 million as of June 30, 2021, and December 31, 2020, respectively, which were included in “Other liabilities” on the Condensed Consolidated Balance Sheets.  Compensation expense for stock appreciation rights was $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  Compensation expense for stock appreciation rights was $0.4 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 12 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator (basic and diluted):
Net income	$585,451	$531,667	$1,087,060	$832,105

Denominator:
Weighted-average common shares outstanding – basic	69,618	74,205	69,997	74,611
Effect of stock options (1)	646	628	643	635
Weighted-average common shares outstanding – assuming dilution	70,264	74,833	70,640	75,246

Earnings per share:
Earnings per share-basic	$8.41	$7.16	$15.53	$11.15
Earnings per share-assuming dilution	$8.33	$7.10	$15.39	$11.06

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	122	341	187	348
Weighted-average exercise price per share of antidilutive stock options (1)	$463.76	$378.84	$449.20	$378.29
(1)	See Note 11 for further information concerning the terms of the Company’s share-based compensation plans.

For the three and six months ended June 30, 2021 and 2020, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

Subsequent to the end of the second quarter and through August 6, 2021, the Company repurchased 0.3 million additional shares of its common stock under its share repurchase program, at an average price of $596.11, for a total investment of 169.0 million.

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

●	recent developments within our Company;
●	an overview of the key drivers of the automotive aftermarket industry;
●	our results of operations for the three and six months ended June 30, 2021 and 2020;
●	our liquidity and capital resources;
●	any contractual obligations, to which we are committed;
●	our critical accounting estimates;
●	the inflation and seasonality of our business; and
●	recent accounting pronouncements that may affect our Company.

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

RECENT DEVELOPMENTS

We continue to prioritize the safety and wellness of our Team Members and our customers as we navigate the ongoing challenges resulting from the COVID-19 pandemic in the current environment.  Level of vaccinations, vaccine effectiveness and distribution, the gradual reopening processes across many of our markets, government stimulus payments and enhanced unemployment benefits have positively impacted demand for the products we sell.  We continue to keep our stores open and operating to meet our customers’ critical needs, while also ensuring the safety of our Team Members and customers through strict adherence to safety protocols; however, we cannot predict how long the current crisis will last or the extent of its impact on our customers, our Team Members and overall industry demand.

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

Our stores also offer enhanced services and programs to our customers, including used oil, oil filter and battery recycling; battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops.  As of June 30, 2021, we operated 5,710 stores in 47 U.S. states and 22 stores in Mexico.

We are influenced by a number of general macroeconomic factors that impact both our industry and our consumers, including, but not limited to, fuel costs, unemployment trends, interest rates and other economic factors.  Due to the nature of these macroeconomic factors, we are unable to determine how long current conditions will persist and the degree of impact future changes may have on our business.  Macroeconomic factors, such as total U.S. unemployment, and demand drivers specific to the automotive aftermarket, such as U.S. miles driven, have been pressured as a result of responses to the COVID-19 pandemic, including stay at home orders, work from home arrangements, and reduced travel.  However, government stimulus and additional unemployment benefits and the ongoing reopening processes have positively impacted our performance.  We are unable to predict the ongoing and future impact of the pandemic on broader economic conditions or our industry.

We believe the key drivers of current and future long-term demand for the products sold within the automotive aftermarket include the number of U.S. miles driven, number of U.S. registered vehicles, new light vehicle registrations and average vehicle age.

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. decreased 13.2% in 2020, but through May of 2021, year-to-date miles driven has improved, increasing 12.6%.  The reduction in miles driven in 2020 was the result of responses to the COVID-19 pandemic, and remained below pre-pandemic levels through March of 2021.  Government measures or consumer and business behavior in response to the COVID-19 pandemic could again have a negative impact on miles driven, but we are unable to predict the duration and severity of the impact to our business.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by The Auto Care Association, the total number of registered vehicles increased 12.7% from 2010 to 2020, bringing the number of light vehicles on the road to 281 million by the end of 2020.  For the year ended December 31, 2020, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 16.3 million, and for 2021, the SAAR is estimated to be approximately 15.4 million, contributing to the continued growth in the total number of registered vehicles on the road.  In the past decade, vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.7% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 12.3%, from 10.6 years in 2010 to 11.9 years in 2020.  The outlook for SAAR is highly uncertain, as the severity, duration and impacts of the COVID-19 crisis is indeterminable; however, the rate of new vehicle sales in any given year represents a small percentage of the total light vehicle population and has a muted impact on the total number of vehicles on the road and average age of vehicles over the short term.

We believe the increase in average vehicle age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains, interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles.  As the average age of vehicles on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty.  These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles.  We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended June 30, 2021, increased $374 million or 12% to $3.47 billion from $3.09 billion for the same period one year ago.  Sales for the six months ended June 30, 2021, increased $988 million or 18% to $6.56 billion from $5.57 billion for the same period one year ago.  Comparable store sales for stores open at least one year increased 9.9% and 16.2% for the three months ended June 30, 2021 and 2020, respectively.  Comparable store sales for stores open at least one year increased 16.5% and 7.5% for the six months ended June 30, 2021 and 2020, respectively.  Comparable store sales are calculated based on the change in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members, as well as sales from Leap Day in the six months ended June 30, 2020. Online sales for ship-to-home orders and pickup in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation.

The following table presents the components of the increase in sales for the three and six months ended June 30, 2021 (in millions):

	Increase in Sales for the	Increase in Sales for the
	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
	Compared to the Same	Compared to the Same
	Period in 2020	Period in 2020
Store sales:
Comparable store sales	$298	$887
Non-comparable store sales:
Sales for stores opened throughout 2020, excluding stores open at least one year that are included in comparable store sales, and Mayasa store sales	27	68
Sales for stores opened throughout 2021	30	42
Sales from Leap Day in 2020	—	(34)
Decline in sales for stores that have closed	—	(3)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	19	28
Total increase in sales	$374	$988

We believe the increased sales are the result of store growth, the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory in our regional distribution centers, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.  The government stimulus payments, enhanced unemployment benefits, lifting of stay at home orders and associated market reopenings and recovery plans when combined with positive industry dynamics, such as consumers investing in existing vehicles and favorable weather, contributed to strong demand in the second quarter.

Our comparable store sales increases for the three and six months ended June 30, 2021, were driven by increases in average ticket values and transaction counts for both professional service provider and DIY customers.  Average ticket values continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.  Average ticket values also continue to benefit from consumers spending additional time and money repairing and maintaining their vehicles in response to the COVID-19 and economic environment and increased selling prices on a same-SKU basis, as compared to the same period in 2020, driven by increases in acquisition costs of inventory, which were passed on in market prices.  Improvements in transaction counts were primarily due to prior year headwinds to traffic from COVID-19 stay at home orders and the more intensive business restrictions that primarily occurred in March and April of 2020, which resulted in immediate pressure to transaction counts for both DIY and professional service provider customers.  Continued market reopening and recovery plans, ongoing government stimulus and favorable winter and spring weather conditions all benefited transaction counts in the current periods.

We opened 50 and 116 net, new U.S. stores during the three and six months ended June 30, 2021, compared to opening 50 and 123 net, new U.S. stores during the three and six months ended June 30, 2020.  As of June 30, 2021, we operated 5,710 stores in 47 U.S. states and 22 stores in Mexico compared to 5,562 stores in 47 U.S. states and 21 stores in Mexico at June 30, 2020.

Gross profit:

Gross profit for the three months ended June 30, 2021, increased 12% to $1.83 billion (or 52.7% of sales) from $1.64 billion (or 53.0% of sales) for the same period one year ago.  Gross profit for the six months ended June 30, 2021, increased 18% to $3.47 billion (or 52.9% of sales) from $2.93 billion (or 52.7% of sales) for the same period one year ago.  The increase in gross profit dollars for the three months ended June 30, 2021, was primarily the result of new store sales and the increase in comparable store sales at existing stores.  The increase in gross profit dollars for the six months ended June 30, 2021, was primarily the result of new store sales and the increase in comparable store sales at existing stores, partially offset by prior year gross profit dollars generated from one additional day due to Leap Day.  The decrease in gross profit as a percentage of sales for the three months ended June 30, 2021, was due to a greater percentage of total sales mix generated from professional service provider customers, which carry a lower gross margin than DIY sales, and  increased distribution system costs, driven by the significant increase in volumes over the past year, challenging labor markets and ongoing global logistical supply chain pressures.  The increase in gross profit as a percentage of sales for the six months ended June 30, 2021, was due to a greater percentage of total sales mix generated from DIY customers, which carry a higher gross margin than professional service provider sales.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2021, increased 14% to $1.03 billion (or 29.7% of sales) from $901 million (or 29.1% of sales) for the same period one year ago.  SG&A for the six months ended June 30, 2021, increased 12% to $1.98 billion (or 30.2% of sales) from $1.77 billion (or 31.8% of sales) for the same period one year ago.  The increase in total SG&A dollars for the three months ended June 30, 2021, was the result of additional Team Members, facilities and vehicles to support our increased sales and store count, combined with the unsustainably low level of prior year operating expenses resulting from our cautionary approach and stringent expense control measures taken in response to the onset of the COVID-19 pandemic.  The increase in total SG&A dollars for the six months ended June 30, 2021, was the result of additional Team Members, facilities and vehicles to support our increased sales and store count and the unsustainably low level of prior year second quarter operating expenses, partially offset by prior year incremental SG&A expenses incurred from one additional day due to Leap Day.  The increase in SG&A as a percentage of sales for the three months ended June 30, 2021, was due to deleverage of store operating costs, resulting from the unsustainably low level of prior year operating expenses.  The decrease in SG&A as a percentage of sales for the six months ended June 30, 2021, was due to leverage of first quarter store operating costs on strong comparable store sales growth.

Operating income:

As a result of the impacts discussed above, operating income for the three months ended June 30, 2021, increased 8% to $796 million (or 23.0% of sales) from $736 million (or 23.8% of sales) for the same period one year ago.  As a result of the impacts discussed above, operating income for the six months ended June 30, 2021, increased 28% to $1.49 billion (or 22.7% of sales) from $1.16 billion (or 20.8% of sales) for the same period one year ago.

Other income and expense:

Total other expense for the three months ended June 30, 2021, decreased 5% to $34 million (or 1.0% of sales) from $36 million (or 1.2% of sales) for the same period one year ago.  Total other expense for the six months ended June 30, 2021, decreased 13% to $70 million (or 1.1% of sales) from $80 million (or 1.4% of sales) for the same period one year ago.   The decrease in total other expense for the three months ended June 30, 2021, was the result of decreased interest expense on lower average outstanding borrowings and lower average cost of borrowings, partially offset by a smaller increase in the value of our trading securities.  The decrease in total other expense for the six months ended June 30, 2021, was the result of decreased interest expense on lower average outstanding borrowings and lower average cost of borrowings and an increase in the value of our trading securities, as compared to a decrease in the value of our trading securities in the same period one year ago.

Income taxes:

Our provision for income taxes for the three months ended June 30, 2021, increased 4% to $176 million (23.1% effective tax rate) from $169 million (24.1% effective tax rate) for the same period one year ago.  Our provision for income taxes for the six months ended June 30, 2021, increased 33% to $330 million (23.3% effective tax rate) from $248 million (23.0% effective tax rate) for the same period one year ago.  The increase in our provision for income taxes for the three months ended June 30, 2021, was the result of higher taxable income, partially offset by higher excess tax benefits from share-based compensation.  The increase in our provision for income taxes from the six months ended June 30, 2021, was the result of higher taxable income and a benefit in the prior year from renewable energy investment tax credits, partially offset by higher excess tax benefits from share-based compensation in the current period.  The decrease in our effective tax rate for the three months ended June 30, 2021, was the result of higher excess tax benefits from share-based compensation.  The increase in our effective tax rate for the six months ended June 30, 2021, was the result of the prior year benefit from renewable energy investment tax credits, partially offset by higher excess tax benefits from share-based compensation in the current period.

Net income:

As a result of the impacts discussed above, net income for the three months ended June 30, 2021, increased 10% to $585 million (or 16.9% of sales) from $532 million (or 17.2% of sales) for the same period one year ago.  As a result of the impacts discussed above, net income for the six months ended June 30, 2021, increased 31% to $1.09 billion (or 16.6% of sales) from $832 million (or 14.9% of sales) for the same period one year ago.

Earnings per share:

Our diluted earnings per common share for the three months ended June 30, 2021, increased 17% to $8.33 on 70 million shares from $7.10 on 75 million shares for the same period one year ago.  Our diluted earnings per common share for the six months ended June 30, 2021, increased 39% to $15.39 on 71 million shares from $11.06 on 75 million shares for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the six months ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended
	June 30,
Liquidity:	2021	2020
Total cash provided by/(used in):
Operating activities	$1,712,832	$1,559,078
Investing activities	(220,892)	(335,228)
Financing activities	(1,325,880)	(390,732)
Effect of exchange rate changes on cash	(82)	(1,101)
Net increase in cash and cash equivalents	$165,978	$832,017

Capital expenditures	$222,607	$244,471
Free cash flow (1)	1,471,642	1,212,855
(1)	Calculated as net cash provided by operating activities, less capital expenditures and excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period.

Operating activities:

The increase in net cash provided by operating activities during the six months ended June 30, 2021, compared to the same period in 2020, was primarily due to a larger increase in net income and a larger decrease in net inventory investment, partially offset by decreases in income taxes payable and accrued benefits and withholdings.  The larger decrease in net inventory investment in the current period, as compared to the same period in the prior year, was primarily attributable to the strong store sales growth and the resulting benefit to inventory turns.  The decreases in income taxes payable and accrued benefits and withholdings in the current period, as compared to increases in same period in the prior year, were due to the ability to defer certain income and payroll tax payments in the prior year under the provisions of the Coronavirus Aid, Relief, and Economic Security Act.

Investing activities:

The decrease in net cash used in investing activities during the six months ended June 30, 2021, compared to the same period in 2020, was the result of a decrease in investments in renewable energy tax credit investment funds and a decrease in capital expenditures.  The decrease in investments in renewable energy tax credit funds was the result of the timing of tax credit equity investments in the current period, as compared to the same period in the prior year.  The Company has entered into an agreement to make additional tax credit equity investments in the current year; however, the timing of such investments is variable and outside of the Company’s control.  The decrease in capital expenditures was primarily due to a lower level of distribution expansion projects in the current period, as compared to the same period in the prior year.

Financing activities:

The increase in net cash used in financing activities during the six months ended June 30, 2021, compared to the same period in 2020, was attributable to the prior year benefit provided by the issuance of $500 million aggregate principle amount of senior notes, an increase in repurchases of our common stock during the current period, as compared to the same period in the prior year, and the current period redemption of $300 million aggregate principal amount of senior notes, partially offset by net repayments on our revolving credit facility in the prior year.

Unsecured revolving credit facility:

On June 15, 2021, the Company entered into a new credit agreement (the “Credit Agreement”).  The Credit Agreement provides for a five-year $1.8 billion unsecured revolving credit facility (the “Revolving Credit Facility”) arranged by JPMorgan Chase Bank, N.A., which is scheduled to mature in June of 2026.  The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings.  As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $900 million, provided that the aggregate amount of the commitments does not exceed $2.7 billion at any time.

In conjunction with the closing of the Credit Agreement, the Company’s previous credit agreement, which was originally entered into on April 5, 2017, was terminated (the “Terminated Credit Agreement”), and all outstanding loans and commitments under the Terminated Credit Agreement were terminated and replaced by the loans and commitments under the Credit Agreement.

As of June 30, 2021, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $84.0 million, reducing the aggregate availability under the Credit Agreement by that amount.  As of June 30, 2021, we did not have any outstanding borrowings under our Revolving Credit Facility.

Senior Notes:

On June 15, 2021, we redeemed our $300 million aggregate principal amount of unsecured 4.625% Senior Notes due 2021 at a redemption price of $300 million, plus accrued and unpaid interest up to, but not including, the date of redemption.

As of June 30, 2021, we have issued and outstanding a cumulative $3.9 billion aggregate principal amount of unsecured senior notes, which are due between 2022 and 2031, with UMB Bank, N.A. and U.S. Bank as trustees.  Interest on the senior notes, ranging from 1.750% to 4.350%, is payable semi-annually and is computed on the basis of a 360-day year.  None of our subsidiaries is a guarantor under our senior notes.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of June 30, 2021, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 6.58 times and 5.49 times as of June 30, 2021 and 2020, respectively, and a consolidated leverage ratio of 1.66 times and 2.12 times as of June 30, 2021 and 2020, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended June 30, 2021 and 2020 (dollars in thousands):

		For the Twelve Months Ended
		June 30,
		2021	2020
GAAP net income		$2,007,257	$1,548,314
Add:	Interest expense	155,180	152,255
	Rent expense (1)	363,766	345,530
	Provision for income taxes	596,239	442,962
	Depreciation expense	313,190	286,593
	Amortization expense	8,489	3,880
	Non-cash share-based compensation	23,842	22,386
Non-GAAP EBITDAR		$3,467,963	$2,801,920

	Interest expense	$155,180	$152,255
	Capitalized interest	8,479	12,376
	Rent expense (1)	363,766	345,530
Total fixed charges		$527,425	$510,161

Consolidated fixed charge coverage ratio		6.58	5.49

GAAP debt		$3,825,177	$4,127,397
Add:	Stand-by letters of credit	84,045	51,551
	Discount on senior notes	4,700	3,295
	Debt issuance costs	20,123	19,308
	Five-times rent expense	1,818,830	1,727,650
Non-GAAP adjusted debt		$5,752,875	$5,929,201

Consolidated leverage ratio		1.66	2.12
(1)	The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”) the most directly comparable GAAP financial measure, for the twelve months ended June 30, 2021 and 2020 (in thousands):

Total lease cost, per ASC 842, for the twelve months ended June 30, 2021		$432,619
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the twelve months ended June 30, 2021	68,853
Rent expense for the twelve months ended June 30, 2021		$363,766

Total lease cost, per ASC 842, for the twelve months ended June 30, 2020		$408,583
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the twelve months ended June 30, 2020	63,053
Rent expense for the twelve months ended June 30, 2020		$345,530

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the six months ended June 30, 2021 and 2020 (in thousands):

		For the Six Months Ended
		June 30,
		2021	2020
Cash provided by operating activities		$1,712,832	$1,559,078
Less:	Capital expenditures	222,607	244,471
	Excess tax benefit from share-based compensation payments	16,815	6,460
	Investment in tax credit equity investments	1,768	95,292
Free cash flow		$1,471,642	$1,212,855

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

Share repurchase program:

In January of 2011, our Board of Directors approved a share repurchase program.  Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  As announced on February 10, 2021, and May 27, 2021, our Board of Directors each time approved a resolution to increase the authorization amount under our share repurchase program by an additional $1.0 billion and $1.5 billion, respectively, resulting in a cumulative authorization amount of $17.3 billion.  The additional authorizations are effective for a three-year period, beginning on their respective announcement date.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Shares repurchased	743	185	2,218	1,669
Average price per share	$537.25	$417.79	$479.69	$390.14
Total investment	$399,634	$76,974	$1,064,167	$651,011

As of June 30, 2021, we had $1.9 billion remaining under our share repurchase authorizations.  Subsequent to the end of the second quarter and through August 6, 2021, we repurchased 0.3 million additional shares of our common stock under our share repurchase program, at an average price of $596.11, for a total investment of $169.0 million.  We have repurchased a total of 83.5 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through August 6, 2021, at an average price of $185.60, for a total aggregate investment of $15.5 billion.

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

To some extent, our business is seasonal, primarily as a result of the impact of weather conditions on customer buying patterns. While we have historically realized operating profits in each quarter of the year, our store sales and profits have historically been higher in the second and third quarters (April through September) than in the first and fourth quarters (October through March) of the year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the new credit agreement governing the Revolving Credit Facility.  As of June 30, 2021, we did not have any outstanding borrowings under our Revolving Credit Facility.

Cash equivalents risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of June 30, 2021, our cash and cash equivalents totaled $631.6 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the period-end exchange rates was $152.5 million at June 30, 2021.  The period-end exchange rate of the Mexican peso, with respect to the U.S. dollar, decreased by approximately 0.3% from December 31, 2020.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at June 30, 2021, would be approximately $13.9 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

Our market risks have not materially changed since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) and as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company, including its consolidated subsidiaries, in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of June 30, 2021, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the six months ended June 30, 2021. The following table identifies all repurchases during the three months ended June 30, 2021, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
April 1, 2021, to April 30, 2021	—	$—	—	$817,005
May 1, 2021, to May 31, 2021	223	546.07	223	2,195,088
June 1, 2021, to June 30, 2021	520	533.46	520	$1,917,371
Total as of June 30, 2021	743	$537.25	743
(1)	Under the Company’s share repurchase program, as approved by its Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 10, 2021, and May 27, 2021, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, and $1.5 billion, respectively, resulting in a cumulative authorization amount of $17.3 billion. The additional authorizations are effective for a three-year period, beginning on their respective announcement date. The authorization under the share repurchase program that currently has capacity is scheduled to expire on February 10, 2024, and May 27, 2024. No other share repurchase programs existed during the six months ended June 30, 2021.

Subsequent to the end of the second quarter and through August 6, 2021, the Company repurchased 0.3 million additional shares of its common stock under its share repurchase program, at an average price of $596.11, for a total investment of $169.0 million.  The Company has repurchased a total of 83.5 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through August 6, 2021, at an average price of $185.60, for a total aggregate investment of $15.5 billion.

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

10.2

Credit Agreement, dated as of June 15, 2021, among O’Reilly Automotive, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2021, is incorporated herein by this reference.

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

O’REILLY AUTOMOTIVE, INC.

August 6, 2021	/s/	Gregory D. Johnson
Date	Gregory D. Johnson
Chief Executive Officer and Co-President
(Principal Executive Officer)

August 6, 2021	/s/	Thomas McFall
Date	Thomas McFall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)