Form 10-Q
period 2021-09-30
O REILLY AUTOMOTIVE INC
filed 2021-11-08
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value - 67,378,396 shares outstanding as of November 1, 2021.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$449,302	$465,640
Accounts receivable, net	282,883	229,679
Amounts receivable from suppliers	110,882	100,615
Inventory	3,646,988	3,653,195
Other current assets	72,154	50,658
Total current assets	4,562,209	4,499,787

Property and equipment, at cost	6,874,639	6,559,911
Less: accumulated depreciation and amortization	2,672,954	2,464,993
Net property and equipment	4,201,685	4,094,918

Operating lease, right-of-use assets	2,011,115	1,995,127
Goodwill	878,872	881,030
Other assets, net	135,504	125,780
Total assets	$11,789,385	$11,596,642

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,608,549	$4,184,662
Self-insurance reserves	122,551	109,199
Accrued payroll	89,095	88,875
Accrued benefits and withholdings	288,134	242,724
Income taxes payable	158,481	16,786
Current portion of operating lease liabilities	336,962	322,778
Other current liabilities	385,982	297,393
Total current liabilities	5,989,754	5,262,417

Long-term debt	3,826,073	4,123,217
Operating lease liabilities, less current portion	1,729,013	1,718,691
Deferred income taxes	172,807	155,899
Other liabilities	212,591	196,160

Shareholders’ equity (deficit):
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
67,684,615 as of September 30, 2021, and
71,123,109 as of December 31, 2020	677	711
Additional paid-in capital	1,296,358	1,280,841
Retained deficit	(1,430,060)	(1,139,139)
Accumulated other comprehensive loss	(7,828)	(2,155)
Total shareholders’ (deficit) equity	(140,853)	140,258

Total liabilities and shareholders’ equity (deficit)	$11,789,385	$11,596,642

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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales	$3,479,570	$3,207,638	$10,036,070	$8,775,720
Cost of goods sold, including warehouse and distribution expenses	1,661,330	1,527,170	4,750,657	4,162,166
Gross profit	1,818,240	1,680,468	5,285,413	4,613,554

Selling, general and administrative expenses	1,063,641	955,455	3,044,126	2,728,490
Operating income	754,599	725,013	2,241,287	1,885,064

Other income (expense):
Interest expense	(34,873)	(41,668)	(110,036)	(122,777)
Interest income	485	582	1,478	1,892
Other, net	318	2,479	4,961	2,297
Total other expense	(34,070)	(38,607)	(103,597)	(118,588)

Income before income taxes	720,529	686,406	2,137,690	1,766,476
Provision for income taxes	161,877	159,154	491,978	407,119
Net income	$558,652	$527,252	$1,645,712	$1,359,357

Earnings per share-basic:
Earnings per share	$8.14	$7.13	$23.67	$18.28
Weighted-average common shares outstanding – basic	68,608	73,916	69,529	74,377

Earnings per share-assuming dilution:
Earnings per share	$8.07	$7.07	$23.45	$18.12
Weighted-average common shares outstanding – assuming dilution	69,240	74,586	70,174	75,026

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$558,652	$527,252	$1,645,712	$1,359,357
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,237)	5,076	(5,673)	(21,925)
Total other comprehensive (loss) income	(5,237)	5,076	(5,673)	(21,925)

Comprehensive income	$553,415	$532,328	$1,640,039	$1,337,432

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	For the Three Months Ended September 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at June 30, 2021	69,133	$691	$1,295,363	$(1,075,769)	$(2,591)	$217,694
Net income	—	—	—	558,652	—	558,652
Total other comprehensive loss	—	—	—	—	(5,237)	(5,237)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	10	1	4,722	—	—	4,723
Net issuance of common stock upon exercise of stock options	125	1	20,718	—	—	20,719
Share based compensation	—	—	5,568	—	—	5,568
Share repurchases, including fees	(1,583)	(16)	(30,013)	(912,943)	—	(942,972)
Balance at September 30, 2021	67,685	$677	$1,296,358	$(1,430,060)	$(7,828)	$(140,853)

	For the Nine Months Ended September 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at December 31, 2020	71,123	$711	$1,280,841	$(1,139,139)	$(2,155)	$140,258
Net income	—	—	—	1,645,712	—	1,645,712
Total other comprehensive loss	—	—	—	—	(5,673)	(5,673)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	32	1	14,152	—	—	14,153
Net issuance of common stock upon exercise of stock options	331	3	54,488	—	—	54,491
Share-based compensation	—	—	17,367	—	—	17,367
Share repurchases, including fees	(3,801)	(38)	(70,490)	(1,936,633)	—	(2,007,161)
Balance at September 30, 2021	67,685	$677	$1,296,358	$(1,430,060)	$(7,828)	$(140,853)

	For the Three Months Ended September 30, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at June 30, 2020	74,098	$741	$1,289,976	$(679,506)	$(22,111)	$589,100
Net income	—	—	—	527,252	—	527,252
Total other comprehensive income	—	—	—	—	5,076	5,076
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	9	—	4,057	—	—	4,057
Net issuance of common stock upon exercise of stock options	130	1	21,522	—	—	21,523
Share based compensation	—	—	5,190	—	—	5,190
Share repurchases, including fees	(965)	(9)	(17,046)	(425,918)	—	(442,973)
Balance at September 30, 2020	73,272	$733	$1,303,699	$(578,172)	$(17,035)	$709,225

	For the Nine Months Ended September 30, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2019	75,619	$756	$1,280,760	$(889,066)	$4,890	$397,340
Net income	—	—	—	1,359,357	—	1,359,357
Total other comprehensive loss	—	—	—	—	(21,925)	(21,925)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	36	—	12,979	—	—	12,979
Net issuance of common stock upon exercise of stock options	251	3	39,503	—	—	39,506
Share-based compensation	—	—	15,968	—	—	15,968
Share repurchases, including fees	(2,634)	(26)	(45,511)	(1,048,463)	—	(1,094,000)
Balance at September 30, 2020	73,272	$733	$1,303,699	$(578,172)	$(17,035)	$709,225

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net income	$1,645,712	$1,359,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	237,654	231,510
Amortization of debt discount and issuance costs	3,294	3,300
Deferred income taxes	18,053	32,249
Share-based compensation programs	18,544	17,062
Other	1,803	2,576
Changes in operating assets and liabilities:
Accounts receivable	(56,743)	(34,970)
Inventory	6,420	(76,239)
Accounts payable	424,710	481,431
Income taxes payable	141,273	123,581
Other	124,607	209,272
Net cash provided by operating activities	2,565,327	2,349,129

Investing activities:
Purchases of property and equipment	(340,687)	(363,425)
Proceeds from sale of property and equipment	6,643	11,690
Investment in tax credit equity investments	(1,795)	(95,292)
Other	(1,897)	(312)
Net cash used in investing activities	(337,736)	(447,339)

Financing activities:
Proceeds from borrowings on revolving credit facility	—	1,162,000
Payments on revolving credit facility	—	(1,423,000)
Proceeds from the issuance of long-term debt	—	997,515
Principal payments on long-term debt	(300,000)	—
Payment of debt issuance costs	(3,404)	(7,779)
Repurchases of common stock	(2,007,161)	(1,094,000)
Net proceeds from issuance of common stock	67,361	51,174
Other	(313)	(253)
Net cash used in financing activities	(2,243,517)	(314,343)

Effect of exchange rate changes on cash	(412)	(755)
Net (decrease) increase in cash and cash equivalents	(16,338)	1,586,692
Cash and cash equivalents at beginning of the period	465,640	40,406
Cash and cash equivalents at end of the period	$449,302	$1,627,098

Supplemental disclosures of cash flow information:
Income taxes paid	$333,360	$250,484
Interest paid, net of capitalized interest	107,971	118,397

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2021

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities.  As of September 30, 2021, the Company had invested in four unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.  The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $20.0 million as of September 30, 2021, and was included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.  During the nine months ended September 30, 2020, the Company recognized investment tax credits in the amount of $108.4 million, all of which were realized through reductions in cash income taxes paid and were reflected as a component of the change in Income taxes payable on the accompanying Condensed Consolidated Statements of Cash Flows for the respective period.

During the nine months ended September 30, 2021, the Company entered into an agreement to make certain additional capital contributions to one of its tax credit funds, which promotes renewable energy through the development of solar energy farms, for the primary purpose of receiving renewable energy tax credits.  Per the terms of the agreement, the Company is required to make capital contributions totaling approximately $170.0 million upon achievement of project milestones by the solar energy farms, the timing of which is variable and outside of the Company’s control.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2021, and December 31, 2020.  The Company recorded a decrease in fair value related to its marketable securities in the amount of $0.2 million and an increase in fair value related to its marketable securities in the amount of $1.9 million for the three months ended September 30, 2021 and 2020, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.  The Company recorded an increase in fair value related to its marketable securities in the amount of $3.8 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of September 30, 2021, and December 31, 2020 (in thousands):

September 30, 2021
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$50,012	$—	$—	$50,012

December 31, 2020
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$40,411	$—	$—	$40,411

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of September 30, 2021, and December 31, 2020, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2021, and December 31, 2020.  See Note 6 for further information concerning the Company’s senior notes and unsecured revolving credit facility.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of September 30, 2021, and December 31, 2020, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$3,826,073	$4,191,551	$4,123,217	$4,647,595

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

NOTE 4 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company considers the following factors when determining if collection is reasonably assured: customer creditworthiness, past transaction history with the customer, current expectations of future economic and industry trends, changes in customer payment terms and management’s expectations.  Allowances for doubtful accounts are determined based on historical experience and an evaluation of the current composition of accounts receivable.  The Company grants credit to certain professional service provider and jobber customers who meet the Company’s pre-established credit requirements.  Concentrations of credit risk with respect to these receivables are limited because the Company’s customer base consists of a large number of relatively small customers, spreading the credit risk across a broad base regarded as a single class of financing receivable by the Company.  The Company also controls this credit risk through credit approvals, credit limits and accounts receivable and credit monitoring procedures.  Generally, the Company does not require security when credit is granted to customers.  Credit is granted to customers on a short-term basis, consisting primarily of daily, weekly or monthly accounts.  Credit losses are provided for in the Company’s condensed consolidated financial statements and have consistently been within management’s expectations.

The Company’s allowance for doubtful accounts are included in “Accounts receivable, net” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2021, and December 31, 2020.  The following table identifies the changes in the Company’s allowance for doubtful accounts for the nine months ended September 30, 2021 (in thousands):

Allowance for doubtful accounts, balance at December 31, 2020	$12,670
Reserve accruals	2,940
Uncollectable accounts written-off	(3,669)
Foreign currency translation	(25)
Allowance for doubtful accounts, balance at September 30, 2021	$11,916

The Company receives concessions from its suppliers through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates and co-operative advertising.  Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred.  All other supplier concessions are recognized as a reduction to the cost of sales.  Amounts receivable from suppliers also include amounts due to the Company for changeover merchandise and product returns.  The Company regularly reviews supplier receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s suppliers’ financial positions and corresponding abilities to meet financial obligations.  Management does not believe there is a reasonable likelihood that the Company will be unable to collect the aggregate amounts receivable from suppliers, and the Company did not record a reserve for uncollectable amounts from suppliers in the condensed consolidated financial statements as of September 30, 2021, and December 31, 2020.

NOTE 5 – LEASES

The Company leases certain office space, retail stores, distribution centers and equipment under long-term, non-cancelable operating leases.  The following table summarizes Total lease cost for the three and nine months ended September 30, 2021 and 2020, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$87,601	$84,065	$262,183	$250,721
Short-term operating lease cost	1,803	1,617	5,397	4,342
Variable operating lease cost	22,436	20,630	67,025	61,739
Sublease income	(1,177)	(1,235)	(3,560)	(3,597)
Total lease cost	$110,663	$105,077	$331,045	$313,205

The following table summarizes other lease-related information for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
	September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$256,282	$249,584
Right-of-use assets obtained in exchange for new operating lease liabilities	216,825	176,714

NOTE 6 – FINANCING

The following table identifies the amounts included in “Current portion of long-term debt” and “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2021, and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
4.625% Senior Notes due 2021, effective interest rate of 4.643%	$—	$300,000
3.800% Senior Notes due 2022, effective interest rate of 3.845%	300,000	300,000
3.850% Senior Notes due 2023, effective interest rate of 3.851%	300,000	300,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
Total principal amount of debt	3,850,000	4,150,000
Less: Unamortized discount and debt issuance costs	23,927	26,783
Total long-term debt	$3,826,073	$4,123,217

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

As of September 30, 2021, and December 31, 2020, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $84.0 million and $66.4 million, respectively, reducing the aggregate availability under the credit agreements by those amounts.  As of September 30, 2021, and December 31, 2020, the Company had no outstanding borrowings under its revolving credit facilities.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the Credit Agreement) plus an applicable margin.  The Credit Agreement includes customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of September 30, 2021, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders.  As of September 30, 2021, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:

On June 15, 2021, the Company redeemed its $300 million aggregate principal amount of unsecured 4.625% Senior Notes due 2021 at a redemption price of $300 million, plus accrued and unpaid interest up to, but not including, the date of redemption.

As of September 30, 2021, the Company has issued and outstanding a cumulative $3.9 billion aggregate principal amount of unsecured senior notes, which are due between 2022 and 2031, with UMB Bank, N.A. and U.S. Bank as trustees.  Interest on the senior notes, ranging from 1.750% to 4.350%, is payable semi-annually and is computed on the basis of a 360-day year.  The $300 million aggregate principle amount of unsecured 3.800% Senior Notes due 2022 were included in “Long-term debt” on the accompanying Consolidated Balance Sheet as of September 30, 2021, as the Company has the ability and intent to refinance these notes on a long-term basis.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of September 30, 2021.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2021, and December 31, 2020; the following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine months ended September 30, 2021 (in thousands):

Warranty liabilities, balance at December 31, 2020	$65,886
Warranty claims	(94,451)
Warranty accruals	104,054
Foreign currency translation	(18)
Warranty liabilities, balance at September 30, 2021	$75,471

NOTE 8 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  As announced on February 10, 2021, and May 27, 2021, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion and $1.5 billion, respectively, resulting in a cumulative authorization amount of $17.3 billion.  The additional authorizations are effective for three years, beginning on their respective announcement dates.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Shares repurchased	1,583	965	3,801	2,634
Average price per share	$595.96	$458.70	$528.09	$415.28
Total investment	$942,955	$442,962	$2,007,122	$1,093,973

As of September 30, 2021, the Company had $974.4 million remaining under its share repurchase authorization.  Subsequent to the end of the third quarter and through November 8, 2021, the Company repurchased 0.4 million additional shares of its common stock under its share repurchase program, at an average price of $618.44, for a total investment of $246.9 million.  The Company has repurchased a total of 85.2 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through November 8, 2021, at an average price of $193.88, for a total aggregate investment of $16.5 billion.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations. The tables below summarize activity for changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at June 30, 2021	$(2,591)	$(2,591)
Change in accumulated other comprehensive loss	(5,237)	(5,237)
Accumulated other comprehensive loss, balance at September 30, 2021	$(7,828)	$(7,828)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at December 31, 2020	$(2,155)	$(2,155)
Change in accumulated other comprehensive loss	(5,673)	(5,673)
Accumulated other comprehensive loss, balance at September 30, 2021	$(7,828)	$(7,828)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at June 30, 2020	$(22,111)	$(22,111)
Change in accumulated other comprehensive income	5,076	5,076
Accumulated other comprehensive loss, balance at September 30, 2020	$(17,035)	$(17,035)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income (Loss)
Accumulated other comprehensive income, balance at December 31, 2019	$4,890	$4,890
Change in accumulated other comprehensive loss	(21,925)	(21,925)
Accumulated other comprehensive loss, balance at September 30, 2020	$(17,035)	$(17,035)

(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 10 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales to do-it-yourself customers	$1,992,778	$1,869,079	$5,773,345	$5,067,676
Sales to professional service provider customers	1,408,747	1,264,802	4,032,050	3,510,031
Other sales and sales adjustments	78,045	73,757	230,675	198,013
Total sales	$3,479,570	$3,207,638	$10,036,070	$8,775,720

As of September 30, 2021, and December 31, 2020, the Company had recorded a deferred revenue liability of $4.5 million related to its loyalty program, which were included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. During the three months ended September 30, 2021 and 2020, the Company recognized $3.5 million and $3.8 million, respectively, of deferred revenue related to its loyalty program, which were included in “Sales” on the accompanying Condensed Consolidated Statements of Income.  During the nine months ended September 30, 2021 and 2020, the Company recognized $10.7 million and $10.8 million, respectively, of deferred revenue related to its loyalty program, which were included in “Sales” on the accompanying Condensed Consolidated Statements of Income.

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

The table below identifies stock option activity under these plans during the nine months ended September 30, 2021 (in thousands, except per share data):

	Shares	Weighted- Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2020	1,500	$248.52
Granted	123	479.73
Exercised	(331)	164.42
Forfeited or expired	(21)	367.98
Outstanding at September 30, 2021	1,271	$290.85
Exercisable at September 30, 2021	856	$241.60

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.

●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the nine months ended September 30, 2021 and 2020:

	September 30,
	2021		2020
Risk free interest rate	0.81%		0.90%
Expected life	6.0	Years	6.1	Years
Expected volatility	30.0%		26.1%
Expected dividend yield	—%		—%

The following table summarizes activity related to stock options awarded by the Company for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Compensation expense for stock options awarded	$4,736	$4,473	$15,103	$13,908
Income tax benefit from compensation expense related to stock options	1,169	1,123	3,727	3,492

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2021, was $144.99, compared to $106.13 for the nine months ended September 30, 2020.  The remaining unrecognized compensation expense related to unvested stock option awards at September 30, 2021, was $33.3 million, and the weighted-average period of time over which this cost will be recognized is 2.5 years.

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

The table below summarizes activity related to the Company’s other share-based compensation plans for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Compensation expense for shares issued under the ESPP	$832	$717	$2,264	$2,060
Income tax benefit from compensation expense related to shares issued under the ESPP	205	180	559	517
Compensation expense for restricted shares awarded	401	392	1,177	1,094
Income tax benefit from compensation expense related to restricted awards	$99	$99	$291	$275

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

The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the nine months ended September 30, 2021 or 2020.  The Company expensed matching contributions under the 401(k) Plan in the amount of $8.7 million and $8.0 million for the three months ended September 30, 2021 and 2020, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under the 401(k) Plan in the amount of $24.6 million and $22.6 million for the nine months ended September 30, 2021 and 2020, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:

The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $50.0 million and $40.4 million as of September 30, 2021, and December 31, 2020, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million and less than $0.1 million for the three months ended September 30, 2021 and 2020, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.2 million for each of the nine months ended September 30, 2021 and 2020, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Stock appreciation rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  As of September 30, 2021, there were 9,811 stock appreciation rights outstanding, and during the nine months ended September 30, 2021, there were 1,662 stock appreciation rights granted.  The liability for compensation to be paid for redeemed stock appreciation rights was $0.9 million and $0.3 million as of September 30, 2021, and December 31, 2020, respectively, which were included in “Other liabilities” on the Condensed Consolidated Balance Sheets.  Compensation expense for stock appreciation rights was $0.2 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  Compensation expense for stock appreciation rights was $0.6 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 12 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator (basic and diluted):
Net income	$558,652	$527,252	$1,645,712	$1,359,357

Denominator:
Weighted-average common shares outstanding – basic	68,608	73,916	69,529	74,377
Effect of stock options (1)	632	670	645	649
Weighted-average common shares outstanding – assuming dilution	69,240	74,586	70,174	75,026

Earnings per share:
Earnings per share-basic	$8.14	$7.13	$23.67	$18.28
Earnings per share-assuming dilution	$8.07	$7.07	$23.45	$18.12

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	133	153	48	327
Weighted-average exercise price per share of antidilutive stock options (1)	$467.03	$409.07	$502.49	$384.43
(1)	See Note 11 for further information concerning the terms of the Company’s share-based compensation plans.

For the three and nine months ended September 30, 2021 and 2020, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

Subsequent to the end of the third quarter and through November 8, 2021, the Company repurchased 0.4 million additional shares of its common stock under its share repurchase program, at an average price of $618.44, for a total investment of 246.9 million.

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

●	recent developments within our Company;
●	an overview of the key drivers of the automotive aftermarket industry;
●	our results of operations for the three and nine months ended September 30, 2021 and 2020;
●	our liquidity and capital resources;
●	any contractual obligations, to which we are committed;
●	our critical accounting estimates;
●	the inflation and seasonality of our business; and
●	recent accounting pronouncements that may affect our Company.

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

RECENT DEVELOPMENTS

As we naviate the ongoing challenges resulting from the COVID-19 pandemic, we continue to place additional emphasis on the safety and wellness of our Team Members and our customers.  During the nine months ended September 30, 2021, the increased level of vaccinations, the ongoing reopening processes across markets we operate in, government stimulus payments and enhanced unemployment benefits have positively impacted demand for the products we sell.  We continue to keep our stores open and operating to meet our customers’ critical needs, while also ensuring the safety of our Team Members and customers through strict adherence to safety protocols.  However, we cannot predict how long the current crisis will last or the extent of its future impacts on our customers, our Team Members, our supply chain and overall industry demand.

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

Our stores also offer enhanced services and programs to our customers, including used oil, oil filter and battery recycling; battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops.  As of September 30, 2021, we operated 5,740 stores in 47 U.S. states and 22 stores in Mexico.

We are influenced by a number of general macroeconomic factors that impact both our industry and our consumers, including, but not limited to, fuel costs, unemployment trends, interest rates and other economic factors.  Due to the nature of these macroeconomic factors, we are unable to determine how long current conditions will persist and the degree of impact future changes may have on our business.  Macroeconomic factors, such as total U.S. unemployment, and demand drivers specific to the automotive aftermarket, such as U.S. miles driven, have been pressured as a result of responses to the COVID-19 pandemic, including stay at home orders, work from home arrangements and reduced travel.  However, government stimulus and additional unemployment benefits, the ongoing reopening processes across markets we operate in and increased miles driven have positively impacted our performance.  We are unable to predict the ongoing and future impact of the pandemic on broader economic conditions or our industry.

We believe the key drivers of current and future long-term demand for the products sold within the automotive aftermarket include the number of U.S. miles driven, number of U.S. registered vehicles, new light vehicle registrations and average vehicle age.

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. decreased 13.2% in 2020, as a result of responses to the COIVD-19 pandemic, but through August of 2021, year-to-date miles driven has improved, increasing 12.2%.  Government measures or consumer and business behavior in response to the COVID-19 pandemic could again have a negative impact on miles driven, but we are unable to predict the duration and severity of the impact to our business.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by The Auto Care Association, the total number of registered vehicles increased 12.7% from 2010 to 2020, bringing the number of light vehicles on the road to 281 million by the end of 2020.  For the year ended December 31, 2020, the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 16.3 million.  For 2021, the outlook for the SAAR is uncertain and estimated to be approximately 12.2 million, as the duration of the COVID-19 pandemic and supply chain constraints have limited new vehicle production capacity and made it difficult to determine the ultimate forecast of new vehicle sales.  The annual changes to the vehicle population resulting from new vehicle sales and the fluctuation in vehicle scrappage rates in any given year represent a small percentage of the total light vehicle population and have a muted impact on the total number and average age of vehicles on the road over the short term.  From 2010 to 2020, vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.7% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 12.3%, from 10.6 years in 2010 to 11.9 years in 2020.

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

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended September 30, 2021, increased $272 million or 8% to $3.48 billion from $3.21 billion for the same period one year ago.  Sales for the nine months ended September 30, 2021, increased $1.26 billion or 14% to $10.04 billion from $8.78 billion for the same period one year ago.  Comparable store sales for stores open at least one year increased 6.7% and 16.9% for the three months ended September 30, 2021 and 2020, respectively.  Comparable store sales for stores open at least one year increased 12.9% and 10.7% for the nine months ended September 30, 2021 and 2020, respectively.  Comparable store sales are calculated based on the change in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members, as well as sales from Leap Day in the nine months ended September 30, 2020. Online sales for ship-to-home orders and pickup in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation.

The following table presents the components of the increase in sales for the three and nine months ended September 30, 2021 (in millions):

	Increase in Sales for the	Increase in Sales for the
	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
	Compared to the Same	Compared to the Same
	Period in 2020	Period in 2020
Store sales:
Comparable store sales	$210	$1,097
Non-comparable store sales:
Sales for stores opened throughout 2020, excluding stores open at least one year that are included in comparable store sales, and Mayasa store sales	11	79
Sales for stores opened throughout 2021	46	88
Sales from Leap Day in 2020	—	(35)
Sales for stores that have closed, including temporarily closed stores	1	(2)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	4	33
Total increase in sales	$272	$1,260

We believe our increased sales are the result of store growth, the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory from our regional distribution centers and hub store network, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.  The government stimulus payments, enhanced unemployment benefits, lifting of stay at home orders and associated ongoing market reopenings, when combined with positive industry dynamics, such as consumers investing in existing vehicles and favorable weather, contributed to strong demand in the nine months ended September 30, 2021.

Our comparable store sales increase for the three months ended September 30, 2021, was driven by increases in average ticket values for both professional service provider and DIY customers, partially offset by negative transaction counts.  Our comparable store sales increase for the nine months ended September 30, 2021, was driven by increases in average ticket values and transaction counts for both professional service provider and DIY customers.  Average ticket values continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.  Average ticket values continue to benefit from consumers spending additional time and money repairing and maintaining their vehicles in response to the COVID-19 pandemic, economic environment and new and used vehicle scarcity.  Average ticket values also benefited from increases in average selling prices, on a same-SKU basis, as compared to the same period in 2020, driven by increases in acquisition costs of inventory, which were passed on in market prices.  The decrease in transaction counts for the three months ended September 30, 2021, was driven by a challenging comparison to the strong DIY customer transaction counts in the prior year, partially offset by positive transaction counts from professional service provider customers in the current period.  Improvements in transaction counts for the nine months ended September 30, 2021, were primarily due to prior year headwinds to traffic from the initial COVID-19 stay at home orders in 2020 and business restrictions, which resulted in immediate pressure to transaction counts for both DIY and professional service provider customers.  Continued market reopening and recovery plans, ongoing government stimulus, favorable winter and spring weather conditions and the new and used vehicle scarcity positively impacted our customers’ willingness to perform or invest in maintenance on their vehciles, which benefited transaction counts in the nine months ended September 30, 2021.

We opened 30 and 146 net, new U.S. stores during the three and nine months ended September 30, 2021, compared to opening 30 and 153 net, new U.S. stores during the three and nine months ended September 30, 2020.  As of September 30, 2021, we operated 5,740 stores in 47 U.S. states and 22 stores in Mexico compared to 5,592 stores in 47 U.S. states and 21 stores in Mexico at September 30, 2020.  We anticipate total new store growth to be 165 to 175 net, new store openings in 2021, and 175 to 185 net, new store openings in 2022.

Gross profit:

Gross profit for the three months ended September 30, 2021, increased 8% to $1.82 billion (or 52.3% of sales) from $1.68 billion (or 52.4% of sales) for the same period one year ago.  Gross profit for the nine months ended September 30, 2021, increased 15% to $5.29 billion (or 52.7% of sales) from $4.61 billion (or 52.6% of sales) for the same period one year ago.  The increase in gross profit dollars for the three months ended September 30, 2021, was primarily the result of new store sales and the increase in comparable store sales at existing stores.  The increase in gross profit dollars for the nine months ended September 30, 2021, was primarily the result of new store sales and the increase in comparable store sales at existing stores, partially offset by prior year gross profit dollars generated from one additional day due to Leap Day.  The decrease in gross profit as a percentage of sales for the three months ended September 30, 2021, was due to increased distribution system costs and a greater percentage of total sales mix generated from professional service provider customers, which carry a lower gross margin than DIY sales.  Increased distribution system costs were driven by the significant increase in volumes over the past year, challenging labor markets and ongoing global logistical supply chain pressures.  These headwinds were partially offset by a benefit from selling through inventory purchased prior to recent acquisition cost increases and corresponding selling price increases.  We determine inventory cost using the last-in, first-out (“LIFO”) method but have, over time, seen our LIFO reserve balance exhausted, resulting in a LIFO inventory value above replacement cost prior to September 30, 2021.  Our policy is to not write up inventory in excess of replacement cost, and accordingly, we had effectively valued our inventory at replacement cost, resulting in a benefit when selling prices increase as we sell through this lower cost inventory.  During the three months ended September 30, 2021, our LIFO reserve reverted back to a more typical credit balance due to recent, significant inflation in acquisition costs; as a result, we anticipate a diminishing benefit moving forward from the final sell through of inventory valued at older, lower replacement cost.  The increase in gross profit as a percentage of sales for the nine months ended September 30, 2021, was due to the benefit from the sell through of inventory purchased before acquisition cost and selling price increases.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2021, increased 11% to $1.06 billion (or 30.6% of sales) from $955 million (or 29.8% of sales) for the same period one year ago.  SG&A for the nine months ended September 30, 2021, increased 12% to $3.04 billion (or 30.3% of sales) from $2.73 billion (or 31.1% of sales) for the same period one year ago.  The increase in total SG&A dollars for the three months ended September 30, 2021, was the result of additional Team Members, facilities and vehicles to support our increased sales and store count, combined with the unsustainably low level of prior year operating expenses resulting from our cautionary approach and stringent expense control measures taken in response to the onset of the COVID-19 pandemic.  The increase in total SG&A dollars for the nine months ended September 30, 2021, was the result of additional Team Members, facilities and vehicles to support our increased sales and store count, increased incentive compensation for Team Members resulting from our increased sales and the unsustainably low level of prior year second and third quarter operating expenses, partially offset by prior year incremental SG&A expenses incurred from one additional day due to Leap Day.  The increase in SG&A as a percentage of sales for the three months ended September 30, 2021, was due to deleverage of store operating costs, resulting from the unsustainably low level of prior year operating expenses.  The decrease in SG&A as a percentage of sales for the nine months ended September 30, 2021, was due to better leverage of first quarter store operating costs on strong comparable store sales growth, partially offset by an increase from the unsustainably low level of prior year second and third quarter store operating costs.

Operating income:

As a result of the impacts discussed above, operating income for the three months ended September 30, 2021, increased 4% to $755 million (or 21.7% of sales) from $725 million (or 22.6% of sales) for the same period one year ago.  As a result of the impacts discussed above, operating income for the nine months ended September 30, 2021, increased 19% to $2.24 billion (or 22.3% of sales) from $1.89 billion (or 21.5% of sales) for the same period one year ago.

Other income and expense:

Total other expense for the three months ended September 30, 2021, decreased 12% to $34 million (or 1.0% of sales) from $39 million (or 1.2% of sales) for the same period one year ago.  Total other expense for the nine months ended September 30, 2021, decreased 13% to $104 million (or 1.0% of sales) from $119 million (or 1.4% of sales) for the same period one year ago.   The decrease in total other expense for the three months ended September 30, 2021, was the result of decreased interest expense on lower average outstanding borrowings and lower average cost of borrowings, partially offset by a decrease in the value of our trading securities.  The decrease in total other expense for the nine months ended September 30, 2021, was the result of decreased interest expense on lower average outstanding borrowings and lower average cost of borrowings.

Income taxes:

Our provision for income taxes for the three months ended September 30, 2021, increased 2% to $162 million (22.5% effective tax rate) from $159 million (23.2% effective tax rate) for the same period one year ago.  Our provision for income taxes for the nine months ended September 30, 2021, increased 21% to $492 million (23.0% effective tax rate) from $407 million (23.0% effective tax rate) for the same period one year ago.  The increase in our provision for income taxes for the three months ended September 30, 2021, was the result of higher taxable income, partially offset by higher excess tax benefits from share-based compensation.  The increase in our provision for income taxes from the nine months ended September 30, 2021, was the result of higher taxable income and a benefit in the prior year from renewable energy investment tax credits, partially offset by higher excess tax benefits from share-based compensation in the current period.  The decrease in our effective tax rate for the three months ended September 30, 2021, was the result of higher excess tax benefits from share-based compensation.

Net income:

As a result of the impacts discussed above, net income for the three months ended September 30, 2021, increased 6% to $559 million (or 16.1% of sales) from $527 million (or 16.4% of sales) for the same period one year ago.  As a result of the impacts discussed above, net income for the nine months ended September 30, 2021, increased 21% to $1.65 billion (or 16.4% of sales) from $1.36 billion (or 15.5% of sales) for the same period one year ago.

Earnings per share:

Our diluted earnings per common share for the three months ended September 30, 2021, increased 14% to $8.07 on 69 million shares from $7.07 on 75 million shares for the same period one year ago.  Our diluted earnings per common share for the nine months ended September 30, 2021, increased 29% to $23.45 on 70 million shares from $18.12 on 75 million shares for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended
	September 30,
Liquidity:	2021	2020
Total cash provided by/(used in):
Operating activities	$2,565,327	$2,349,129
Investing activities	(337,736)	(447,339)
Financing activities	(2,243,517)	(314,343)
Effect of exchange rate changes on cash	(412)	(755)
Net (decrease) increase in cash and cash equivalents	$(16,338)	$1,586,692

Capital expenditures	$340,687	$363,425
Free cash flow (1)	2,193,889	1,875,626
(1)	Calculated as net cash provided by operating activities, less capital expenditures and excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period.

Operating activities:

The increase in net cash provided by operating activities during the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to an increase in net income, partially offset by a smaller increase in accrued benefits and withholdings.  The smaller increase in accrued benefits and withholdings in the current period, as compared the same period in the prior year, was due to the ability to defer certain payroll tax payments in the prior year under the provisions of the Coronavirus Aid, Relief, and Economic Security Act.

Investing activities:

The decrease in net cash used in investing activities during the nine months ended September 30, 2021, compared to the same period in 2020, was the result of a decrease in investments in renewable energy tax credit investment funds and a decrease in capital expenditures.  The decrease in investments in renewable energy tax credit funds was the result of the timing of tax credit equity investments in the current period, as compared to the same period in the prior year.  The Company has entered into an agreement to make additional tax credit equity investments in the current year; however, the timing of such investments is variable and outside of the Company’s control.  The decrease in capital expenditures was primarily due to a lower level of distribution expansion projects, vehicle fleet upgrade and store technology projects in the current period, as compared to the same period in the prior year.

Financing activities:

The increase in net cash used in financing activities during the nine months ended September 30, 2021, compared to the same period in 2020, was attributable to the prior year benefit provided by the issuance of $1.0 billion aggregate principle amount of senior notes and the current year redemption of $300 million aggregate principal amount of senior notes, partially offset by net repayments on our revolving credit facility in the prior year, and higher repurchases of our common stock during the current period, as compared to the same period in the prior year.

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

As of September 30, 2021, we had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amount of $84.0 million, reducing the aggregate availability under the Credit Agreement by that amount.  As of September 30, 2021, we did not have any outstanding borrowings under our Revolving Credit Facility.

Senior Notes:

On June 15, 2021, we redeemed our $300 million aggregate principal amount of unsecured 4.625% Senior Notes due 2021 at a redemption price of $300 million, plus accrued and unpaid interest up to, but not including, the date of redemption.

As of September 30, 2021, we have issued and outstanding a cumulative $3.9 billion aggregate principal amount of unsecured senior notes, which are due between 2022 and 2031, with UMB Bank, N.A. and U.S. Bank as trustees.  Interest on the senior notes, ranging from 1.750% to 4.350%, is payable semi-annually and is computed on the basis of a 360-day year.  None of our subsidiaries is a guarantor under our senior notes.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of September 30, 2021, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 6.68 times and 5.80 times as of September 30, 2021 and 2020, respectively, and a consolidated leverage ratio of 1.65 times and 2.15 times as of September 30, 2021 and 2020, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended September 30, 2021 and 2020 (dollars in thousands):

		For the Twelve Months Ended
		September 30,
		2021	2020
GAAP net income		$2,038,657	$1,684,273
Add:	Interest expense	148,385	158,065
	Rent expense (1)	367,676	348,926
	Provision for income taxes	598,962	491,516
	Depreciation expense	311,594	297,512
	Amortization expense	9,185	4,491
	Non-cash share-based compensation	24,229	22,405
Non-GAAP EBITDAR		$3,498,688	$3,007,188

	Interest expense	$148,385	$158,065
	Capitalized interest	7,671	11,348
	Rent expense (1)	367,676	348,926
Total fixed charges		$523,732	$518,339

Consolidated fixed charge coverage ratio		6.68	5.80

GAAP debt		$3,826,073	$4,622,207
Add:	Stand-by letters of credit	83,985	66,527
	Discount on senior notes	4,531	5,352
	Debt issuance costs	19,396	22,441
	Five-times rent expense	1,838,380	1,744,630
Non-GAAP adjusted debt		$5,772,365	$6,461,157

Consolidated leverage ratio		1.65	2.15
(1)	The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”) the most directly comparable GAAP financial measure, for the twelve months ended September 30, 2021 and 2020 (in thousands):

Total lease cost, per ASC 842, for the twelve months ended September 30, 2021		$438,205
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the twelve months ended September 30, 2021	70,529
Rent expense for the twelve months ended September 30, 2021		$367,676

Total lease cost, per ASC 842, for the twelve months ended September 30, 2020		$413,314
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the twelve months ended September 30, 2020	64,388
Rent expense for the twelve months ended September 30, 2020		$348,926

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the nine months ended September 30, 2021 and 2020 (in thousands):

		For the Nine Months Ended
		September 30,
		2021	2020
Cash provided by operating activities		$2,565,327	$2,349,129
Less:	Capital expenditures	340,687	363,425
	Excess tax benefit from share-based compensation payments	28,956	14,786
	Investment in tax credit equity investments	1,795	95,292
Free cash flow		$2,193,889	$1,875,626

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

Share repurchase program:

In January of 2011, our Board of Directors approved a share repurchase program.  Under the program, we may, from time to time, repurchase shares of our common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  Our Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  As announced on February 10, 2021, and May 27, 2021, our Board of Directors each time approved a resolution to increase the authorization amount under our share repurchase program by an additional $1.0 billion and $1.5 billion, respectively, resulting in a cumulative authorization amount of $17.3 billion.  The additional authorizations are effective for a three-year period, beginning on their respective announcement dates.

The following table identifies shares of our common stock that have been repurchased as part of our publicly announced share repurchase program for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Shares repurchased	1,583	965	3,801	2,634
Average price per share	$595.96	$458.70	$528.09	$415.28
Total investment	$942,955	$442,962	$2,007,122	$1,093,973

As of September 30, 2021, we had $974.4 million remaining under our share repurchase authorization.  Subsequent to the end of the third quarter and through November 8, 2021, we repurchased 0.4 million additional shares of our common stock under our share repurchase program, at an average price of $618.44, for a total investment of $246.9 million.  We have repurchased a total of 85.2 million shares of our common stock under our share repurchase program since the inception of the program in January of 2011 and through November 8, 2021, at an average price of $193.88, for a total aggregate investment of $16.5 billion.

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

INFLATION AND SEASONALITY

We have been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of supplier incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying. To the extent our acquisition costs increased due to base commodity price increases or other input cost increases affecting the entire industry, we have typically been able to pass along these increased costs through higher retail prices for the affected products. As a result, we do not believe inflation has had a material adverse effect on our operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either a Base Rate or Eurodollar Rate, as defined in the new credit agreement governing the Revolving Credit Facility.  As of September 30, 2021, we did not have any outstanding borrowings under our Revolving Credit Facility.

Cash equivalents risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of September 30, 2021, our cash and cash equivalents totaled $449.3 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the period-end exchange rates was $149.6 million at September 30, 2021.  The period-end exchange rate of the Mexican peso, with respect to the U.S. dollar, decreased by approximately 3.7% from December 31, 2020.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at September 30, 2021, would be approximately $13.6 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of September 30, 2021, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the nine months ended September 30, 2021. The following table identifies all repurchases during the three months ended September 30, 2021, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
July 1, 2021, to July 31, 2021	213	$593.29	213	$1,791,392
August 1, 2021, to August 31, 2021	604	600.85	604	1,428,323
September 1, 2021, to September 30, 2021	766	592.85	766	$974,416
Total as of September 30, 2021	1,583	$595.96	1,583
(1)	Under the Company’s share repurchase program, as approved by its Board of Directors, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions. The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice. As announced on February 10, 2021, and May 27, 2021, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion and $1.5 billion, respectively, resulting in a cumulative authorization amount of $17.3 billion. The additional authorizations are effective for a three-year period, beginning on their respective announcement dates. The authorization under the share repurchase program that currently has capacity is scheduled to expire on May 27, 2024. No other share repurchase programs existed during the nine months ended September 30, 2021.

Subsequent to the end of the third quarter and through November 8, 2021, the Company repurchased 0.4 million additional shares of its common stock under its share repurchase program, at an average price of $618.44, for a total investment of $246.9 million.  The Company has repurchased a total of 85.2 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through November 8, 2021, at an average price of $193.88, for a total aggregate investment of $16.5 billion.

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

O’REILLY AUTOMOTIVE, INC.

November 8, 2021	/s/	Gregory D. Johnson
Date	Gregory D. Johnson
Chief Executive Officer and Co-President
(Principal Executive Officer)

November 8, 2021	/s/	Thomas McFall
Date	Thomas McFall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)