Form 10-K
period 2021-12-31
O REILLY AUTOMOTIVE INC
filed 2022-02-28
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

At June 30, 2021, the aggregate market value of the voting stock held by non-affiliates of the Company was $32,941,377,581 based on the last price of the common stock reported by The Nasdaq Global Select Market.

At February 21, 2022, an aggregate of 66,600,918 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, are incorporated by reference into Part III.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend” or similar words.  In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results.  Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the COVID-19 pandemic or other public health crises; the economy in general; inflation; consumer debt levels; product demand; the market for auto parts; competition; weather; tariffs; availability of key products and supply chain disruptions; business interruptions, including terrorist activities, war and the threat of war; failure to protect our brand and reputation; challenges in international markets; volatility of the market price of our common stock; our increased debt levels; credit ratings on public debt; historical growth rate sustainability; our ability to hire and retain qualified employees; risks associated with the performance of acquired businesses; information security and cyber-attacks; and governmental regulations.  Actual results may materially differ from anticipated results described or implied in these forward-looking statements.  Please refer to the “Risk Factors” section in this annual report on Form 10-K for the year ended December 31, 2021, and subsequent Securities and Exchange Commission filings, for additional factors that could materially affect our financial performance.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

At December 31, 2021, we operated 5,759 stores in 47 states in the United States and 25 stores in Mexico.  Our stores carry an extensive product line, including

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

See the “Risk Factors” section of this annual report on Form 10-K for a description of certain risks relevant to our business.  These risk factors include, among others, risk related to the novel coronavirus (“COVID-19”) pandemic, deteriorating economic conditions, competition in the automotive aftermarket business, our sensitivity to regional economic and weather conditions, our relationships with key suppliers and availability of key products, complications in our distribution centers (“DCs”), failure to protect our brand and reputation, risks associated with international operations, unanticipated fluctuations in our quarterly results, the volatility of the market price of our common stock, our increased debt levels, a downgrade in our credit ratings, future growth assurance, our dependence upon key personnel, our acquisition strategies, data security and environmental legislation and other regulations.

OUR BUSINESS

Our goal is to continue to achieve growth in sales and profitability by capitalizing on our competitive advantages and executing our growth strategy.  We remain confident in our ability to continue to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values, including superior customer service and expense control.  Our intent is to be the dominant auto parts provider in all the markets we serve by providing a higher level of customer service and a better value position than our competitors to both DIY and professional service provider customers.

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

In 2021, we derived approximately 59% of our sales from our DIY customers and approximately 41% of our sales from our professional service provider customers.  Historically, we have increased our sales to professional service provider customers at a faster pace than the increase in our sales to DIY customers due to the more fragmented nature of the professional service provider business, which offers a greater opportunity for consolidation.  We believe we will continue to have a competitive advantage on the professional service provider portion of our business, due to our systems, knowledge, industry-leading parts availability and experience serving the professional service provider side of the automotive aftermarket, augmented by our approximately 750 full-time sales staff dedicated solely to calling upon and servicing the professional service provider customer.  We will also continue to expand and enhance the level of offerings focused on growing our DIY business and will continue to execute our proven dual market strategy in both existing and new markets.

Superior Customer Service:

We seek to provide our customers with an efficient and pleasant in-store experience by maintaining attractive stores in convenient locations with a wide selection of automotive products.  We believe the satisfaction of DIY and professional service provider customers is substantially dependent upon our ability to provide, in a timely fashion, the correct automotive products needed to complete their repairs.  Accordingly, each O’Reilly store carries, or has same or next day availability to, a broad selection of automotive products designed to cover a wide range of vehicle applications.  We continuously refine the inventory levels and assortments carried in each of our stores and within our network, based in large part on the sales movement tracked by our inventory control system, market vehicle registration data, failure rates and management’s assessment of the changes and trends in the marketplace.  We have no material backorders for the products we sell.

We seek to attract new DIY and professional service provider customers and retain existing customers by offering superior customer service, the key elements of which are identified below:

●	superior in-store service through highly-motivated, technically-proficient store personnel (“Professional Parts People”);
●	an extensive selection and superior availability of products;
●	many enhanced service programs, including battery and electrical testing, battery, wiper and bulb replacement and check engine light code extractions;
●	attractive stores in convenient locations;
●	competitive pricing, supported by a good, better, best product assortment designed to meet all of our customers’ quality and value preferences;
●	a robust point-of-sale system integrated with our proprietary electronic catalog, which contains a wide variety of product images, schematics and technical specifications and equips our Team Members with highly effective tools to source products in our extensive supply network;
●	online ordering for our professional customers through our proprietary professional customer platform, www.FirstCallOnline.com, with local delivery available; and
●	online ordering for our DIY customers through our retail platform, www.OReillyAuto.com, with convenient store locations to pick up or home delivery.

Technically Proficient Professional Parts People:

Our highly-motivated, technically-proficient Professional Parts People provide us with a significant competitive advantage, particularly over less specialized retail operators.  We require our Professional Parts People to undergo extensive and ongoing training and to be knowledgeable, particularly with respect to hard part repairs, in order to better serve the technically-oriented professional service provider customers with whom they interact on a daily basis.  Such technical proficiency also enhances the customer service we provide to our DIY customers who value the expert assistance provided by our Professional Parts People.  See our “Team Members and Human Capital Management” disclosure of the “Business” section of this annual report on Form 10-K for more information about our technically proficient professional parts people.

Strategic Regional Tiered Distribution Network:

We believe our commitment to a robust, regional, tiered distribution network provides superior replenishment and access to hard-to-find parts and enables us to optimize product availability and inventory levels throughout our store network.  Our strategic, regional, tiered distribution network includes DCs and Hub stores.  Our inventory management and distribution systems electronically link each of our stores to one or more DCs, which provides for efficient inventory control and management.  We currently operate 28 regional DCs, which provide our stores with same-day or overnight access to an average of 158,000 stock keeping units (“SKUs”), many of which are hard-to-find items not typically stocked by other auto parts retailers.  To augment our robust distribution network, we operate a total of 375 Hub stores that also provide delivery service and same-day access to an average of 45,000 SKUs from a Hub or 80,000 to 92,000 SKUs from a Super Hub to other stores within the surrounding area.  We believe this timely access to a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

Experienced Management Team:

Our Company philosophy is to “promote from within” and the vast majority of our senior managers, district managers and store managers have been promoted from within the Company.  We augment this promote from within philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience.  We have a strong management Team that has demonstrated the consistent ability to successfully execute our business plan and growth strategy by generating 29 consecutive years of record revenues and earnings and positive comparable store sales results since becoming a public company in April of 1993.  See our “Team Members and Human Capital Management” disclosure of the “Business” section of this annual report on Form 10-K for more information about our experienced management Team.

Growth Strategy

Aggressively Open New Stores:

We intend to continue to consolidate the fragmented automotive aftermarket.  During 2021, we opened 165 net, new domestic stores and three new stores in Mexico.  In 2022, we plan to open 175 to 185 net, new stores, which will increase our penetration in existing markets and allow for expansion into new, contiguous markets.  The sites for these new stores have been identified, and to date, we have not experienced significant difficulties in locating suitable sites for construction of new stores or identifying suitable acquisition targets for conversion to O’Reilly stores.  We typically open new stores by

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

Grow Sales in Existing Stores:

Profitable comparable store sales growth is also an important part of our growth strategy.  To achieve improved sales and profitability at existing O’Reilly stores, we continually strive to improve the service provided to our customers.  We believe that while competitive pricing is an essential component of successful growth in the automotive aftermarket business, it is customer satisfaction, whether of the DIY consumer or professional service provider, resulting from superior customer service, that generates sustainable increased sales and profitability.

Selectively Pursue Strategic Acquisitions:

The automotive aftermarket industry is still highly fragmented, and we believe the ability of national auto parts chains, like O’Reilly, to operate more efficiently and effectively than smaller independent operators will result in continued industry consolidation.  Our intention is to continue to selectively pursue strategic acquisitions that will strengthen our position as a leading automotive aftermarket parts supplier in existing markets and provide a springboard for expansion into new markets, domestic and international.

Continually Enhance Store Design and Location:

Our current prototype store design features optimized square footage, high ceilings, convenient interior store layouts, in-store signage, multilingual signage when appropriate, bright lighting, convenient ingress and egress, ample parking and dedicated counters to serve professional service provider customers, each designed to increase sales and operating efficiencies to enhance overall customer service.  We continually update the location and condition of our store network through systematic renovation and relocation of our existing stores to enhance store performance.  During 2021, while experiencing constraints to construction timing due to the COVID-19 pandemic, we relocated 12 stores and performed minor to major updates or renovations to approximately 1,200 additional stores.  We believe that our ability to consistently achieve growth in comparable store sales is due in part to our commitment to maintaining an attractive store network, which is strategically located to best attract and serve our customers.

Omnichannel Growth Strategy:

Our Omnichannel growth strategies reflect the continued evolution of customer preferences in researching and completing purchases.  More than ever before, our customers’ purchase decisions are informed by a range of interactions, whether in-person, over the phone, or through a variety of digital channels, as they seek to find the professional parts knowledge and the product availability they need to meet their automotive repair and maintenance needs.  Our Omnichannel growth strategies are focused on offering our customers an enhanced and seamless research and buying experience through any of these channels.  We have long been known for excellent customer service and continue to grow the functionality and user-friendliness of our digital platforms, including www.OReillyAuto.com and www.FirstCallOnline.com, to enhance our customers’ shopping experience.  Many of our customers interact over multiple channels to research and complete a purchase, and the functionality and features of our digital sites complement the outstanding customer service provided in our brick and mortar locations.

Team Members and Human Capital Management

Our tradition for 65 years has been to treat all of our Team Members with honesty and respect and to commit significant resources to instill in them our “Live Green” culture, which emphasizes the importance of each Team Member’s contribution to the success of O’Reilly.  This focus on professionalism and respect has created an industry-leading Team, and we consider our relations with our Team Members to be excellent.

We are committed to providing a work environment that allows Team Members to feel highly valued and to be productive and effective in their jobs by maintaining an inclusive environment and healthy work/life balance, which we believe increases employee engagement.  Our ongoing emphasis on diversity and inclusion, including our policies, recruitment and selection procedures, onboarding processes and training efforts, positively builds upon our successful “promote from within” philosophy and growth strategies.

Talent Acquisition, Retention and Training:

Our Company knows the value of a tenured Team, which is why our philosophy is to “promote from within” first.  As management opportunities arise, we look first within the Company and promote those who have performed well, have the right expertise and have shown leadership potential before looking outside the Company; however, we augment this philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience when appropriate.  This comprehensive approach increases Team Member commitment and has resulted in a very experienced leadership Team.  As of December 31, 2021, our strong management Team was comprised of 229 senior managers who average 20 years of service, 289 corporate managers who average 16 years of service and 574 district managers who average 14 years of service.

Each of our stores is staffed with a store manager and one or more assistant managers, in addition to parts specialists, retail and/or installer service specialists and other positions required to meet the specific needs of each store.  Each of our 574 district managers has general supervisory responsibility for an average of 10 stores, which provides our stores with strong operational support.

We offer a variety of specific training programs that address a broad spectrum of topics from store and distribution center operations to customer service.  We believe our highly trained Team of Professional Parts People is essential in providing superior customer service to both DIY and professional service provider customers.  A significant portion of our business is from professional service provider customers; therefore, our Professional Parts People are required to be highly technically proficient in automotive products.  In addition, we have found that the typical DIY customer often seeks assistance from Professional Parts People, particularly when purchasing hard parts.  The ability of our Professional Parts People to provide such assistance to the DIY customer creates a favorable impression and is a significant factor in generating repeat DIY business.

We screen prospective Team Members to identify highly motivated individuals who either have experience with automotive parts and repairs or automotive aptitude.  New store Team Members go through a comprehensive orientation focused on the culture of our Company, as well as the requirements for their specific position.  Additionally, during their first year of employment, our parts specialists go through extensive automotive systems and product knowledge training to ensure they are able to provide high levels of service to our customers.  Once all of the required training has been satisfied, our parts specialists become eligible to take the O’Reilly Certified Parts Professional test.  Passing the O’Reilly test helps prepare them to become certified by the National Institute for Automotive Service Excellence (“ASE”).

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

Additionally, store and district managers complete a comprehensive training program to ensure each has a thorough understanding of customer service, leadership, inventory management and store profitability, as well as all other sales and operational aspects of our business model.  Store and district managers are also required to complete a structured training program that is specific to their position, including attending a week-long manager development program at the corporate headquarters in Springfield, Missouri.  Store and district managers also receive continuous training through online training programs, field workshops, regional meetings and our annual leadership conference.

Diversity and Inclusion:

At O’Reilly, valuing diversity is about creating an environment in which our Team Members feel included, respected and have opportunities to do their best work and achieve their greatest potential.  We believe diversity within the workplace is crucial in running our business and building the best Team of Professional Parts People to serve our customers.  We are committed to recruiting and building a diverse team through ongoing leadership development and actively identifying emerging talent.  In order to ensure our diversity and inclusion efforts are successful, we survey our Team Members and build action plans and programs aimed at improving our work environments for our Team Members and customers.

Compensation, Benefits and Recognition:

Our compensation philosophy has always been to incentivize Team Members to “run it like you own it,” and we continually evaluate and benchmark our comprehensive compensation programs to ensure they remain competitive, providing an important tool to attract and retain the best and most qualified Team Members in every market.  We provide financial incentives to all store Team Members through various incentive compensation programs.  Store team members have the opportunity to earn incentive pay that increases their base hourly wage consistent with their individual performance or the performance of their store.  Store managers, district managers, region directors and division vice presidents have the ability to earn additional compensation above their salary or base hourly wage based upon the performance of their stores.  In addition, beginning with the district manager level, we augment our competitive programs with share-based compensation.  We believe our incentive compensation programs significantly increase the motivation and overall performance of our Team Members.

Just as pay, benefits, and growth opportunities are critically important to our Team Member success, we believe it is equally important to recognize Team Members for a job well done.  We regularly present many awards that range from recognizing individual service longevity to performance, allowing peer-to-peer recognition or management nomination of an individual’s excellent performance.

Team Composition:

We recognize that each and every one of our Team Members plays a very important role in our ability to provide outstanding customer service and achieve consistent, successful performance.  As of January 31, 2022, we employed 83,636 Team Members (68,679 full-time Team Members and 14,957 part-time Team Members), of whom 68,086 were employed at our U.S. stores, 10,071 were employed at our U.S. DCs, 3,750 were employed at our U.S. corporate and regional offices and 1,729 were employed in Mexico.  Ours is an increasingly technical business creating the need for knowledgeable Professional Parts People, and our ongoing focus on developing a technically proficient Team has resulted in the growth of the mix of our full-time work force, increasing from 65% at January 31, 2020 to 82% at January 31, 2022.  While full-time Professional Parts People play a vital role in our ongoing success, the flexibility of incorporating part-time employment into our work force is also an important component of providing excellent customer service.  Many of our part-time Team Members choose to work at O’Reilly while attending school, or during other transitional periods in their lives, or simply because of their passion for cars and knowledge of auto parts.  Part-time Team Members have the opportunity to become career Professional Parts People because of our promote from within philosophy, and many of our leaders today began their careers as part-time Team Members in our stores or distribution centers.

A union represents 419 Team Members in 49 stores in the Greater Bay Area in California and has for many years.  There are 62 Team Members that drive over-the-road trucks in two of our domestic DCs that are also represented by a labor union.  Additionally, two unions represent approximately 1,000 Team Members in Mexico stores and DCs.  We consider our current relationship with these unions and union Team Members to be excellent.  With the exception of the previously described Team Members, our Team Members are not represented by labor unions.

Additional information about our Team Member population and human capital management practices can be found in our most recent Sustainability, Social, and Governance report, which is available on our website at www.OReillyAuto.com.  Our Sustainability, Social, and Governance report is not, and will not be deemed to be, a part of this annual report on Form 10-K for the year ended December 31, 2021, or incorporated by reference into any of our other filings with the Securities and Exchange Commission.

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

Store Locations and Size:

As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national chain selling primarily to the retail automotive aftermarket.  Our U.S. stores, on average, carry approximately 21,000 SKUs and average approximately 7,500 total square feet in size.  At December 31, 2021, we had a total of approximately 43 million square feet in our 5,759 domestic stores.  Our domestic stores are served primarily by the nearest DC, which averages 158,000 SKUs, but also have same-day access to the broad selection of inventory available at one of our 375 Hub stores, which are comprised of 281 Hubs that average approximately 10,200 square feet and carry an average of 45,000 SKUs and 94 larger Super Hubs that average approximately to 19,300 square feet and carry an average of 80,000 to 92,000 SKUs.

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

The following table sets forth the geographic distribution and activity of our stores as of December 31, 2021 and 2020:

	December 31, 2020		2021 Net, New Stores		December 31, 2021
				% of Total			Cumulative
	Store	% of Total	Store	Store	Store	% of Total	% of Total
State	Count	Store Count	Growth	Growth	Count	Store Count	Store Count
Texas	755	13.5%	20	12.1%	775	13.5%	13.5%
California	562	10.0%	8	4.8%	570	9.9%	23.4%
Florida	246	4.4%	13	7.9%	259	4.5%	27.9%
Georgia	224	4.0%	7	4.2%	231	4.0%	31.9%
Illinois	213	3.8%	7	4.2%	220	3.8%	35.7%
Ohio	211	3.8%	6	3.6%	217	3.8%	39.5%
North Carolina	199	3.6%	12	7.3%	211	3.7%	43.2%
Missouri	204	3.6%	2	1.2%	206	3.6%	46.8%
Tennessee	185	3.3%	6	3.6%	191	3.3%	50.1%
Michigan	181	3.2%	5	3.1%	186	3.2%	53.3%
Washington	158	2.8%	3	1.9%	161	2.7%	56.0%
Indiana	156	2.8%	4	2.4%	160	2.7%	58.7%
Alabama	152	2.7%	4	2.4%	156	2.6%	61.3%
Arizona	142	2.5%	3	1.9%	145	2.5%	63.8%
Louisiana	127	2.3%	9	5.5%	136	2.4%	66.2%
Wisconsin	128	2.3%	1	0.6%	129	2.2%	68.4%
Minnesota	124	2.2%	4	2.4%	128	2.2%	70.6%
Oklahoma	124	2.2%	1	0.6%	125	2.2%	72.8%
Arkansas	117	2.1%	2	1.2%	119	2.1%	74.9%
South Carolina	115	2.1%	4	2.4%	119	2.1%	77.0%
Colorado	109	1.9%	2	1.2%	111	1.9%	78.9%
Kentucky	105	1.9%	3	1.9%	108	1.9%	80.8%
Virginia	90	1.6%	4	2.4%	94	1.6%	82.4%
Kansas	86	1.5%	—	—%	86	1.5%	83.9%
Mississippi	82	1.5%	2	1.2%	84	1.5%	85.4%
Iowa	80	1.4%	1	0.6%	81	1.4%	86.8%
Oregon	71	1.3%	1	0.6%	72	1.3%	88.1%
Utah	66	1.2%	1	0.6%	67	1.2%	89.3%
New Mexico	60	1.1%	2	1.2%	62	1.1%	90.4%
Nevada	57	1.0%	2	1.2%	59	1.0%	91.4%
Massachusetts	51	0.9%	5	3.1%	56	1.0%	92.4%
Nebraska	49	0.9%	2	1.2%	51	0.9%	93.3%
Idaho	48	0.9%	—	—%	48	0.8%	94.1%
Pennsylvania	37	0.7%	2	1.2%	39	0.7%	94.8%
New Hampshire	33	0.6%	2	1.2%	35	0.6%	95.4%
Maine	34	0.6%	—	—%	34	0.6%	96.0%
Montana	28	0.5%	—	—%	28	0.5%	96.5%
Connecticut	26	0.5%	1	0.6%	27	0.5%	97.0%
Vermont	24	0.4%	—	—%	24	0.4%	97.4%
New York	20	0.4%	4	2.4%	24	0.4%	97.8%
Wyoming	23	0.4%	—	—%	23	0.4%	98.2%
West Virginia	18	0.3%	4	2.4%	22	0.4%	98.6%
South Dakota	19	0.3%	1	0.6%	20	0.3%	98.9%
Alaska	15	0.3%	1	0.6%	16	0.3%	99.2%
North Dakota	15	0.3%	1	0.6%	16	0.3%	99.5%
Rhode Island	12	0.2%	3	1.9%	15	0.3%	99.8%
Hawaii	13	0.2%	—	—%	13	0.2%	100.0%
Total U.S. stores	5,594	100.0%	165	100.0%	5,759	100.0%

Mexico	22		3		25
Total stores	5,616		168		5,784

Distribution Systems

We believe that our tiered distribution model provides industry-leading parts availability and store in-stock positions, while optimizing our inventory investment by controlling the depth of our store stocked inventory.  Moreover, we believe our ongoing, significant capital investments made in our DC network allow us to efficiently service new stores that are planned to open in contiguous market areas as well as servicing our existing store network.  Our distribution expansion strategy complements our new store opening strategy by supporting newly established clusters of stores, and additional penetration into existing markets, in the regions surrounding each DC.  As of December 31, 2021, we had a total growth capacity of 300 to 450 stores in our distribution network, which benefited from completing the relocation of our Knoxville, Tennessee, DC into our larger DC facility in Lebanon, Tennessee.  The existing store portion of our Knoxville, Tennessee, DC facility remains a large Hub that will continue to provide same day parts availability in the Knoxville market.  Additionally, we opened our new Horn Lake, Mississippi, DC in 2021, and when appropriate, we plan to merge our North Little Rock, Arkansas, DC into our new Horn Lake, Mississippi, DC.  At that time, the existing store portion of our North Little Rock, Arkansas, DC facility will remain a large Hub that will continue to provide same day parts availability in the Little Rock market.

Distribution Centers:

As of December 31, 2021, we operated 28 domestic DCs comprised of approximately 12.1 million operating square feet (see the “Properties” table in Item 2 of this annual report on Form 10-K for more information about DC operating square footages).  Our DCs stock an average of 158,000 SKUs and most DCs are linked to and have access to multiple other regional DCs’ inventory.  Our DCs provide five-night-a-week delivery, primarily via a Company-owned fleet, to substantially all of our stores in the continental United States.  In addition, stores within an individual DC’s metropolitan area receive multiple daily deliveries from the DC’s “city counter,” many of which receive this service seven days per week.  Our DCs provide service to not only the stores they service via their city counters but also to strategic Hub locations, which redistribute products to surrounding stores.  Our national Hub store network provides additional service throughout the week, and on weekends, to surrounding stores.

As part of our continuing efforts to enhance our distribution network in 2022, we plan to

●	continue to enhance our distribution network through the engineering, design, expansion or relocation of new or current DCs;
●	continue to utilize routing software to continue to enhance logistics efficiencies;
●	continue to implement labor management software to improve DC productivity and overall operating efficiency;
●	continue to define and implement best practices in all DCs;
●	make proven, return-on-investment based capital enhancements to material handling equipment in DCs, including conveyor systems, picking modules, lift equipment and computer hardware; and
●	continue to augment our robust distribution network, when and where appropriate, through the use of strategically located Hubs and larger Super Hubs.

Hub Stores:

We currently operate a total of 375 strategically located Hub stores.  In addition to serving DIY and professional service provider customers in their markets, Hub stores also provide delivery service to our other stores within the surrounding area and access to an expanded selection of SKUs on a same-day basis.  Our Hub store network consists of 281 Hubs that average approximately 10,200 square feet and carry an average of 45,000 SKUs and 94 larger Super Hubs that average approximately 19,300 square feet and carry an average of 80,000 to 92,000 SKUs.

Products and Purchasing

Our stores offer DIY and professional service provider customers a wide selection of products for domestic and imported automobiles, vans and trucks.  Our merchandise generally consists of nationally recognized, well-advertised, premium name brand products, such as AC Delco, Armor All, Bosch, Castrol, Dorman, Fel-Pro, Gates Rubber, Lucas Oil, Mobil1, Monroe, Moog, Pennzoil, Prestone, Standard, STP, Turtle Wax, Valvoline, Wagner, and Wix, and a wide selection of quality proprietary private label products, which span the entire good, better and best value spectrum, under our BesTest®, BrakeBest®, Cartek®, Import Direct®, MasterPro®, MicroGard®, Murray®, Omnispark®, O’Reilly Auto Parts®, Precision®, Power Torque®, Super Start®, Syntec®, and Ultima® brands.  Our proprietary private label products are produced by respected automotive manufacturers, meet or exceed original equipment manufacturer specifications and consist of house brands and nationally recognized proprietary bands, which we have acquired or developed over time.  Our “good” proprietary brands provide a great combination of quality and value, a characteristic important to our DIY customers, while our “better” and “best” proprietary brands offer options for our more heavy-duty DIY customers, as well as our professional service provider customers, who often prefer higher quality products that can be relied upon to support and grow their businesses.

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

We purchase automotive products in substantial quantities from over 685 suppliers, the five largest of which accounted for approximately 25% of our total purchases in 2021.  Our largest supplier in 2021 accounted for approximately 8% of our total purchases and the next four largest suppliers each accounted for approximately 3% to 6% of our total purchases.

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

Professional Marketing:

To develop our continued relationships with professional service providers and installers, we employ Territory Sales Managers in nearly every market to ensure complete sales territory coverage and personalized service for professional customers.  Flyers, quick reference guides and catalogs are distributed on a regular basis to all professional service providers, including paint and body shops and fleet maintenance customers to encourage brand and program awareness.  In addition, our professional customer program, First Call, also offers a proprietary ordering and other services platform called www.FirstCallOnline.com, dedicated Professional Service Specialists in stores, multiple daily deliveries and access to training opportunities, shop management, maintenance supplies and the Certified Auto Repair program, which offers professional service providers with the business tools they need to profitably grow and market their business.

INDUSTRY ENVIRONMENT

The automotive aftermarket industry includes all products and services purchased for light and heavy-duty vehicles after the original sale.  The total size of the automotive aftermarket is estimated to be approximately $325 billion, according to The Auto Care Association.  This market is made up of four segments:  labor share of professional service provider sales, auto parts share of professional service provider sales, DIY sales and tire sales.  We estimate that O’Reilly’s addressable market within this industry is approximately $130 billion to $140 billion, which includes the auto parts share of professional service provider sales at wholesale and DIY sales at retail.  We do not sell tires or perform for-fee automotive repairs or installations.

Competition

The sale of automotive aftermarket items is highly competitive in many areas, including customer service, product availability, store location, brand recognition and price.  We compete in both the DIY and professional service provider portions of the automotive aftermarket and are one of the largest specialty retailers within that market.  We compete primarily with

●	national retail and wholesale automotive parts chains (such as AutoZone, Inc., Advance Auto Parts, CARQUEST, NAPA and the Pep Boys – Manny, Moe and Jack, Inc.);
●	regional retail and wholesale automotive parts chains;
●	wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations such as NAPA, CARQUEST, Bumper to Bumper and Auto Value);
●	automobile dealers; and
●	mass merchandisers and online retailers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc. and Amazon.com, Inc.).

We compete on the basis of customer service, which includes merchandise selection and availability, technical proficiency and helpfulness of store personnel, price, store layout, the Omnichannel experience and convenient and accessible store locations.  Our dual market strategy requires significant capital, including the capital expenditures required for our distribution and store networks and working capital needed to maintain inventory levels necessary for providing products to both the DIY and professional service provider portions of the automotive aftermarket.

Inflation and Seasonality

We have generally been successful in reducing the effects of merchandise cost increases principally by taking advantage of supplier incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying.  To the extent our acquisition costs increased due to price increases industry wide, we have typically been able to pass along these increased costs through higher retail prices for the affected products.  As a result, we do not believe inflation has had a material adverse effect on our operations.

To some extent our business is seasonal, primarily as a result of the impact of weather conditions on customer buying patterns.  While we have historically realized operating profits in each quarter of the year, our store sales, profits and inventory levels have historically been higher in the second and third quarters (April through September) than in the first and fourth quarters (October through March) of the year.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Gregory D. Johnson, age 56, President and Chief Executive Officer, has been an O’Reilly Team Member for 39 years, which includes continuous years of service with a company acquired by O’Reilly.  Mr. Johnson’s O’Reilly career began as a part-time Distribution Center Team Member and progressed through the roles of Retail Systems Manager, Warehouse Management Systems (WMS) Development Manager, Director of Distribution, Vice President of Distribution Operations, Senior Vice President of Distribution Operations, Executive Vice President of Supply Chain, and Chief Executive Officer and Co-President.  Mr. Johnson held the position of Co-President from 2017 until February of 2022.  Mr. Johnson has held the position of Chief Executive Officer since 2018.  Mr. Johnson became President and Chief Executive Officer in February of 2022.

Brad Beckham, age 43, Executive Vice President and Chief Operating Officer, has been an O’Reilly Team Member for 25 years.  Mr. Beckham’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s domestic and international store operations and all customer types of sales.  Mr. Beckham’s O’Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Manager, Divisional Vice President, Vice President of Eastern Store Operations and Sales, Senior Vice President of Eastern Store Operations and Sales, Senior Vice President of Central Store Operations, and Executive Vice President of Store Operations and Sales.  Mr. Beckham has held the position of Executive Vice President and Chief Operating Officer since January of 2022.

Brent G. Kirby, age 53, Executive Vice President and Chief Supply Chain Officer, has been an O’Reilly Team Member since 2018.  Mr. Kirby’s primary areas of responsibility are Distribution, Inventory Management, Purchasing, Merchandise, Pricing, Store Design, Marketing, Advertising, Electronic Catalog, Customer Satisfaction and Digital business areas while working cross functionally to deliver our Omnichannel strategy.  Mr. Kirby has 35 years of experience in the retail industry.  Prior to joining O’Reilly, Mr. Kirby held the position of Chief Supply Chain Officer for Lowe’s Companies, Inc. (“Lowe’s”), with direct responsibility for leading the global supply chain supporting Lowe’s U.S.-based home improvement business.  In this role, Mr. Kirby was responsible for team members across a diverse network of distribution centers, manufacturing facilities, direct-to-consumer parcel operations and last mile delivery operations.

Mr. Kirby began his retail career as a hardware associate with Lowe’s and progressed through various positions at the store, district and regional levels before being promoted to Senior Vice President of Store Operations and later Chief Omnichannel Officer.  In 2018, Mr. Kirby joined O’Reilly as Senior Vice President of Omnichannel and progressed through the role of Executive Vice President of Supply Chain.  Mr. Kirby has held the position of Executive Vice President and Chief Supply Chain Officer since January of 2022.

Tom McFall, age 51, Executive Vice President and Chief Financial Officer, has been an O’Reilly Team Member for 15 years.  Mr. McFall’s primary areas of responsibility are Finance, Accounting, Information Technology, Legal, Real Estate and Risk Management.  Mr. McFall’s career began with Ernst & Young LLP in Detroit, Michigan, where he achieved the position of Audit Manager, before accepting a position with Murray’s Discount Auto Stores (“Murray’s”).  Mr. McFall served Murray’s for eight years through the roles of Controller, Vice President of Finance, and Chief Financial Officer, with direct responsibility for finance, accounting and distribution and logistics operations.  After Murray’s was acquired by CSK Auto Corporation (“CSK”) in 2005, Mr. McFall held the position of Chief Financial Officer of Midwest Operation for CSK.  In 2006, Mr. McFall joined O’Reilly as Senior Vice President of Finance and Chief Financial Officer.  Mr. McFall has held the position of Executive Vice President and Chief Financial Officer since 2007.

Doug Bragg, age 52, Executive Vice President of Operations and Sales, has been an O’Reilly Team Member for 31 years.  Mr. Bragg’s primary areas of responsibility are Store Operations and Sales for O’Reilly U.S. Store Operations.  Mr. Bragg’s O’Reilly career began as a Distribution Center Team Member and progressed through the roles of Assistant Store Manager, Store Manager, District Manager, Regional Manager, Divisional Vice President, and Senior Vice President of Central Store Operations and Sales.  Mr. Bragg has held the position of Executive Vice President of Store Operations since January of 2022.

Jonathan Andrews, age 54, Senior Vice President of Human Resources and Training, has been an O’Reilly Team Member for nine years.  Mr. Andrews’s primary areas of responsibility are Human Resources and Training.  Mr. Andrews has 30 years of human resources experience.  Mr. Andrews’s career includes human resource positions with Cargill, Inc., Tyson Foods, Inc. and AutoNation, Inc.  Mr. Andrews served AutoNation for 10 years as Director of Human Resources and Senior Director of Human Resources.  In 2012, Mr. Andrews joined O’Reilly as Vice President of Human Resources and progressed through the role of Vice President of Human Resources and Training.  Mr. Andrews has held the position of Senior Vice President of Human Resources and Training since 2019.

Robert Dumas, age 48, Senior Vice President of Eastern Store Operations and Sales, has been an O’Reilly Team Member for 30 years, which includes continuous years of service with a company acquired by O’Reilly.  Mr. Dumas’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s Eastern Store Operations.  Mr. Dumas’s O’Reilly career began as a Parts Specialist and progressed through the roles of Installer Service Specialist, Night Manager, Associate Manager, Store Manager, District Manager, Regional Manager, and Divisional Vice President.  Mr. Dumas has held the position of Senior Vice President of Eastern Store Operations and Sales since 2016.

Larry L. Ellis, age 66, Senior Vice President of Distribution Operations, has been an O’Reilly Team Member for 46 years, which includes continuous years of service with a company acquired by O’Reilly.  Mr. Ellis’s primary areas of responsibility are Distribution Operations and Logistics.  Mr. Ellis’s O’Reilly career began as a Distribution Center Team Member and progressed through the roles of Distribution Center Supervisor, Distribution Center Manager, Director of Distribution Operations, Vice President of Logistics, Vice President of Western Division Distribution Operations, and Vice President of Distribution Operations.  Mr. Ellis has held the position of Senior Vice President of Distribution Operations since 2014.

Jeremy Fletcher, age 44, Senior Vice President of Finance and Controller, has been an O’Reilly Team Member for 16 years.  Mr. Fletcher’s primary area of responsibility are Finance, Accounting and Treasury.  Mr. Fletcher’s O’Reilly career began as the Financial Reporting and Budgeting Manager and progressed through the roles of Director of Finance, and Vice President of Finance and Controller.  Prior to joining O’Reilly, Mr. Fletcher worked as a Certified Public Accountant with a public accounting firm and in a financial reporting and planning role for a Fortune 1000 corporation.  Mr. Fletcher has held the position of Senior Vice President of Finance and Controller since 2017.

Jeffrey L. Groves, age 56, Senior Vice President of Legal and General Counsel, has been an O’Reilly Team Member for 17 years.  Mr. Groves’s primary areas of responsibility are Corporate Governance, Regulatory Matters, and Internal Audit.  Mr. Groves’s O’Reilly career began as Director of Legal and Claim Services and progressed through the roles of Director of Legal and Claim Services and General Counsel and Vice President of Legal and Claim Services and General Counsel.  Prior to joining O’Reilly, Mr. Groves worked in a private civil defense trial practice.  Mr. Groves has held the position of Senior Vice President of Legal and General Counsel since 2016.

Scott Kraus, age 45, Senior Vice President of Real Estate and Expansion, has been an O’Reilly Team Member for 23 years.  Mr. Kraus’s primary areas of responsibility are Real Estate Expansion and Acquisitions.  Mr. Kraus’s O’Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Field Sales Manager, Regional Manager, Divisional Vice President, and Vice President of Real Estate.  Mr. Kraus has held the position of Senior Vice President of Real Estate and Expansion since 2016.

Jeffrey A. Lauro, age 55, Senior Vice President of Information Technology, has been an O’Reilly Team Member for six years.  Mr. Lauro’s primary area of responsibility is Information Technology.  Mr. Lauro has over 30 years of information technology experience primarily in the retail industry.  Prior to joining O’Reilly, Mr. Lauro held the position of Chief Information Officer for Payless ShoeSource (“Payless”), with direct responsibility for solution delivery, infrastructure and operations and enterprise architecture.  Prior to joining Payless, Mr. Lauro was the Vice President, Global Information Technology Service Delivery Director for The TJX Companies, Inc., with direct responsibility for global information technology service management, operations, implementation and disaster recovery.  In 2015, Mr. Lauro joined O’Reilly as Senior Vice President of Information Technology and has held this position since that time.

Chris Mancini, age 44, Senior Vice President of Central Store Operations and Sales, has been an O’Reilly Team Member for 18 years.  Mr. Mancini’s primary areas of responsibility are Store Operations and Sales for O’Reilly Central Store Operations.  Mr. Mancini’s O’Reilly career began as an Installer Service Specialist and progressed through the roles of Store Manager, District Manager, Regional Director, Mid-Atlantic Division Vice President, and Western Division Vice President.  Mr. Mancini has held the position of Senior Vice President of Central Store Operations and Sales since January of 2022.

Chuck Rogers, age 54, Senior Vice President of Professional Sales and Store Operations Support, has been an O’Reilly Team Member for 31 years.  Mr. Rogers’s primary areas of responsibility are Professional Sales, Store Operations and Retail Systems, and Ozark Sales.  Mr. Rogers’s O’Reilly career began as a Delivery Specialist and progressed through the roles of various store positions, Assistant Computer Sales and Services Coordinator, Installer Systems Manager, National Accounts/Installer Systems Manager, Director of Sales Administration, and Vice President of Professional Sales.  Mr. Rogers has held the position of Senior Vice President of Professional Sales and Store Operations Support since January of 2022.

Jason Tarrant, age 41, Senior Vice President of Western Store Operations and Sales, has been an O’Reilly Team Member for 20 years, which includes continuous years of service with a company acquired by O’Reilly.  Mr. Tarrant’s primary areas of responsibility are Store Operations and Sales for O’Reilly Western Store Operations.  Mr. Tarrant’s O’Reilly career began as a Parts Specialist and progressed through the roles of Assistant Store Manager, Store Manager, District Manager, Regional Field Sales Manager, Regional Manager, and Divisional Vice President.  Mr. Tarrant has held the position of Senior Vice President of Western Store Operations and Sales since 2018.

Darin Venosdel, age 51, Senior Vice President of Inventory Management, has been an O’Reilly Team Member for 24 years.  Mr. Venosdel’s primary areas of responsibility are Inventory Management, Purchasing and Store Design.  Mr. Venosdel’s O’Reilly career began as a Programmer/Analyst and progressed through the roles of Application Development Manager, Director of Application Development, Director of Inventory Management, and Vice President of Inventory Management.  Mr. Venosdel has held the position of Senior Vice President of Inventory Management since 2018.

David Wilbanks, age 50, Senior Vice President of Merchandise, has been an O’Reilly Team Member for nine years.  Mr. Wilbanks’s primary areas of responsibility are Merchandise and Pricing.  Mr. Wilbanks has over 30 years of experience in the automotive aftermarket industry.  Mr. Wilbanks’s career began as a counter technician for an independent jobber and progressed to becoming an ASE Certified Master Technician for an automotive dealership, before accepting a position with AutoZone, Inc. (“AutoZone”).  Mr. Wilbanks served AutoZone for twelve years as a financial analyst, Category Manager, and Director of Merchandise.  In 2012, Mr. Wilbanks joined O’Reilly as Vice President of Merchandise and has held the position of Senior Vice President of Merchandise since 2016.

SERVICE MARKS AND TRADEMARKS

We have registered, acquired and/or been assigned the following service marks and trademarks in the United States:  BENNETT AUTO SUPPLY®; BESTEST®; BETTER PARTS. BETTER PRICES.®; BETTER PARTS, BETTER PRICES....EVERYDAY!®; BOND AUTO PARTS®; BRAKEBEST®; BRAKEBEST HD®; BRAKEBEST SELECT®; CARTEK®; CARTEK PRO®; CERTIFIED AUTO REPAIR®; CHECKER AUTO PARTS®; CSK PROSHOP®; CUSTOMIZE YOUR RIDE®; DEPENDABILITY YOU CAN COUNT ON®; DO IT RIGHT DEALS®; DO IT RIGHT REBATE®; EARN POINTS EVERY WAY YOU SHOP®; FIRST CALL®; FLEET & HEAVY DUTY PROFESSIONAL PARTS PEOPLE®; FORMULATED FOR TODAY’S ENGINES®; FRIENDLIEST PARTS STORE IN TOWN®; FROM OUR STORE TO YOUR DOOR®; IMPORT DIRECT®; IMPORT DIRECT REPLACEMENT PARTS®; KRAGEN AUTO PARTS®; MASTER PRO®; MASTER PRO REFINISHING®; MASTERPRO SELECT®; MASTERPRO UNDERCAR®; MICROGARD®; MICROGARD HEPA®; MURRAY®; MURRAY CLIMATE CONTROL®;

MURRAY TEMPERATURE CONTROL®; MURRAY’S MASCOT® (Design only); MURRAY PLUS®; MURRAY ULTRA®; MURRAY’S AUTO PARTS®; O LOW PRICE GUARANTEE! ®;  O® (Shamrock inside of “O”); OMNISPARK®; O’REILLY®; O’REILLY AUTO COLOR PROFESSIONAL PAINT PEOPLE®; O’REILLY AUTO PARTS®; O’REILLY AUTO PARTS PROFESSIONAL PARTS PEOPLE®; O’REILLY AUTOMOTIVE®; O’REILLY O’REWARDS®; O’REILLY SELECT®; O’REWARDS®; PARTNERSHIP NETWORK®; PARTS CITY®; PARTS CITY AUTO COLOR PROFESSIONAL PAINT PEOPLE®; PARTS CITY AUTO PARTS®; PARTS FOR YOUR CAR WHEREVER YOU ARE®; PARTS PAYOFF®; POWER TORQUE®; PRECISION®; PRECISION HUB ASSEMBLIES®; PROTECTION YOU CAN TRUST®; QUIETECH®; REAL WORLD TRAINING®; ¡SIGUE ADELANTE CON O’REILLY!®; SCHUCK’S AUTO SUPPLY®; SUPER START®; SYNTEC®; TOOLBOX®; ULTIMA®; ULTIMA SELECT®; ULTIMA SELECT MOTOR PRODUCTS®; WORK AT THE O®; AND X® (design mark associated with PRECISION).  Some of the service marks and trademarks listed above may also have a design associated therewith.  Each of the service marks and trademarks are in duration for as long as we continue to use and seek renewal of such marks.  The above list includes only the trademarks and service marks that are currently and validly registered with the United States Patent and Trademark Office.  It does not include trademarks or service marks which may also be in use, but are not yet registered or trademarks or service marks used and/or registered in other countries.  Except for the trademarks and service marks listed or referred to in this Item 1, we believe that our business is not dependent upon any patent, trademark, service mark or copyright.

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

The COVID-19 pandemic continues to have a significant impact on the U.S. and world economies.  The public health concerns resulting from the pandemic have created significant uncertainty, economic disruption and volatility, all of which have impacted and may continue to impact our business.  We may be required to take significant actions to mitigate any adverse impact of the COVID-19 pandemic, including, but not limited to incurring increased expenses.  We are unable to predict the ongoing short-term and long-term impact of the COVID-19 pandemic on our customers, Team Members, supply chain, business, overall industry demand, results of operations, financial condition and cash flows due to several factors beyond our control, including, but not limited to:

●	the severity and duration of the pandemic, including additional outbreaks, new strands or variants of the virus and availability and public acceptance of effective medical treatments and vaccines for COVID-19;
●	the continued response of both governmental and nongovernmental authorities, including, but not limited to, complex and changing regulations and guidance regarding the safety of employees and customers, inconsistent application of COVID-19 orders and regulations, government stimulus payments and enhanced unemployment benefits;
●	the impact of the pandemic on consumer confidence and macroeconomic factors such as unemployment and work force availability, as well as industry specific demand drivers such as the number of U.S. miles driven, which could impact demand for our product;

●	temporary or long-term disruption in our supply network from local and international suppliers and/or delays in the delivery of our inventory;
●	volatility in the U.S. and global financial markets, including global debt and equity markets;
●	the impact of regulatory and legislative changes in liability for workers’ compensation; and
●	the impact of litigation, investigations or claims from customers, Team Members, suppliers, regulators or other third parties relating to the COVID-19 pandemic or our actions in response thereto, including any reputational harm.

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

Although demand for many of our products is primarily non-discretionary in nature and tend to be purchased by consumers out of necessity, our sales are impacted by constraints on the economic health of our customers.  The economic health of our customers is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, fuel prices, unemployment levels and other matters that influence consumer confidence and spending, such as a prolonged public health crisis or pandemic, like the COVID-19 pandemic.  Many of these factors are outside of our control.  Our customers’ purchases, including purchases of our products, could decline during periods when income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions or political uncertainty.  If any of these events occur, or if unfavorable economic conditions challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected.

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

In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers, logistics and other service providers and financial institutions that are counterparties to our credit facilities.  Furthermore, the ability of these third parties to overcome these difficulties may worsen.  If third parties, on whom we rely for merchandise, are unable to overcome difficulties resulting from the deterioration in economic conditions, the cause of which could include a prolonged public health crisis or pandemic, such as the COVID-19 pandemic, and provide us with the merchandise we need, or if counterparties to our credit facilities do not perform their obligations, our business, results of operations, financial condition and cash flows could be adversely affected.

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

Our business is sensitive to national and regional economic and weather conditions and natural disasters.  Unusually inclement weather, such as significant rain, snow, sleet, freezing rain, flooding, seismic activity and hurricanes, has historically discouraged our customers from visiting our stores during the affected period and reduced our sales, particularly to DIY customers.  Extreme weather conditions, such as extreme heat and extreme cold temperatures, may enhance demand for our products due to increased failure rates of our customers’ automotive parts, while temperate weather conditions may have a lesser impact on failure rates of automotive parts.  In addition, our stores and DCs located in coastal regions may be subject to increased unrecoverable losses resulting from regional weather conditions and our results of operations, financial condition and cash flows could be adversely affected.

A change in the relationship with any of our key suppliers, the limited supply or unavailability of key products, supply chain disruptions or changes in trade policies could affect our financial health.

Our business depends on developing and maintaining close relationships with our suppliers and on our suppliers’ ability or willingness to sell quality products to us at favorable prices and terms.  Many factors outside of our control may harm these relationships and the ability or willingness of these suppliers to sell us products on favorable terms.  For example, financial or operational difficulties that our suppliers may face could increase the cost of the products we purchase from them or our ability to source products from them.  In addition, the trend toward consolidation among automotive parts suppliers, as well as the off-shoring of manufacturing capacity to foreign countries, may disrupt or end our relationship with some suppliers and could lead to less competition and result in higher prices.  We could also be negatively impacted when our suppliers or our supply chain experiences work stoppages; labor strikes; a prolonged public health crisis or pandemic, such as the COVID-19 pandemic; shipping and transportation disruptions or increased costs; currency fluctuations or inflation; or other interruptions to, or difficulties in, the manufacture or supply of the products we purchase.  Changes in U.S. trade policies, sanctions, practices, tariffs or taxes, import limitations and other factors relating to foreign trade and port agreements could affect our ability to source products and our suppliers’ ability to source materials or provide products at current volumes and/or prices.  These and other factors affecting our suppliers and our access to products could adversely affect our results of operations, financial condition and cash flows.

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

We have an unsecured revolving credit facility and unsecured senior notes, which could have important consequences for our financial health.  For example, our level of indebtedness could, among other things,

●	make it more difficult to satisfy our financial obligations, including those relating to the senior unsecured notes and our credit facility;
●	increase our vulnerability to adverse economic and industry conditions;
●	limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage;
●	require us to dedicate a substantial portion of our cash flows to service the principal and interest on our debt, reducing the funds available for other business purposes, such as working capital, capital expenditures or other cash requirements;
●	limit our ability to incur additional debt with acceptable terms, if at all; and
●	expose us to fluctuations in interest rates, including changes that may result from the implementation of new benchmark rates that replace LIBOR.

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

We believe that our ability to open additional, profitable stores at a high growth rate will be a significant factor in achieving our growth objectives for the future.  Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions.  We cannot be sure that our growth plans for 2022 and beyond will be achieved.  Failure to achieve our growth objectives may negatively impact the trading price of our common stock.  For a discussion of our growth strategies, see the “Growth Strategy” section of Item 1 of this annual report on Form 10-K.

In order to be successful, we will need to attract, retain and motivate key employees.

Our success has been largely dependent on the efforts of certain key personnel.  In order to be successful, we will need to attract, retain and motivate executives and other key employees.  Experienced management and technical personnel are in high demand and competition for their talents is intense.  We must also continue to motivate employees and keep them focused on our strategies and goals.  Our business, results of operations and cash flows could be materially adversely affected by the unexpected loss of the services of one or more of our key employees.  We cannot be sure that we will be able to continue to attract qualified personnel, which could cause us to be less efficient and, as a result, may adversely impact our sales and profitability.  For a discussion of our management, see the “Business” section of Item 1 of this annual report on Form 10-K.

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

Our business involves the receiving, storage and transmitting of certain personally identifiable or confidential information about our customers, suppliers, Team Members and the Company, some of which is entrusted to third-party service providers and vendors.  We and our third-party service providers and vendors have taken significant and appropriate steps to protect this information, including maintaining compliance with payment card industry and National Clearing House standards and a security program that includes updating technology and security policies, employee training and monitoring and routine testing of our systems.  However, these security measures are costly and require constant, ongoing attention and may not prevent a security breach due to cyber-attacks, computer malware viruses, exploitation of hardware or software vulnerabilities, Team Member error, malfeasance, system compromises, fraud, hacking, trickery or other intentional or unintentional acts, which could result in unauthorized parties gaining access to such information.

A compromise of our security measures or those of a third-party party we entrust could result in information related to our customers, suppliers, Team Members or the Company being obtained or misused by unauthorized persons, adverse operational effects or interruptions or costs to the Company to address the breach, all of which could have a material adverse impact on our results of operations, financial condition and cash flows.  The methods used to obtain unauthorized access are constantly evolving and may be difficult to anticipate or detect for long periods of time.  If we experience a significant data security breach, we could be exposed to damage to our reputation, additional costs, lost sales, litigation or possible regulatory action.  In addition, the regulatory environment related to information security and privacy is constantly evolving and may increase our responsibility and liability in relation to personal data that we process, which may require the investment of additional mechanisms to ensure compliance with privacy laws and regulations.  The cost of complying with stricter and more complex data privacy, data collection and information security laws and standards could be significant to us.  There is no guarantee that the procedures that we and our third-party service providers and vendors have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches, and such a breach could potentially have a negative impact on our results of operations, financial condition and cash flows.

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

Environmental legislation and regulations, like the initiatives to limit greenhouse gas emissions and bills related to climate change, could adversely impact all industries.  While it is uncertain whether these initiatives will become law, new or more stringent climate change-related mandates, laws or regulations, or stricter interpretations of existing mandates, laws or regulations could potentially be forthcoming.  These matters, if enacted, could adversely impact our costs, by, among other things, increasing fuel prices or requiring additional expenditures by us or our suppliers to comply, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Stores, distribution centers and other properties:

Of the 5,784 stores we operated at December 31, 2021, 2,395 stores were owned, 3,318 stores were leased from unaffiliated parties, 24 of which were located in Mexico, and 71 stores were leased from entities that include one or more of our affiliated directors or members of their immediate family.  Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses and an original term of, at a minimum, 10 years, subject to one or more renewals at our option.  We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby.  Such master lease agreements with two of the five affiliated entities have been modified to extend the term of the lease agreement for specific stores.  The master lease agreements or modifications thereto expire on dates ranging from December 31, 2022, to December 31, 2029.  We believe that the lease agreements with the affiliated entities are on terms comparable to those of third parties.

The following table provides information regarding our U.S. domestic regional DCs in operation as of December 31, 2021:

			Operating Square Footage (1)
Principal Use	Nature of Occupancy	Number of Locations	(in thousands)
Distribution center	Owned	21	9,599
Distribution center	Leased (2)	7	2,483
Total		28	12,082
(1)	DC operating square footage includes floor and mezzanine operating square footage and excludes subleased square footage.
(2)	Terms expiring on dates ranging from December 31, 2022, to June 30, 2035.

In addition, we operate six small distribution centers in Mexico; these distribution centers do not serve U.S. stores and are immaterial in the aggregate.  In 2021, the distribution operations of our Knoxville, Tennessee, DC finished merging into our Lebanon, Tennessee, DC and the existing store portion of our Knoxville, Tennessee, DC facility remains a large Hub that continues to provide same day parts availability in the Knoxville market.  Additionally, we opened our new Horn Lake, Mississippi, DC in 2021, and when appropriate, we plan to merge our North Little Rock, Arkansas, DC into our new Horn Lake, Mississippi, DC.  At that time, the existing store portion of our North Little Rock, Arkansas, DC facility will remain a large Hub that will continue to provide same day parts availability in the Little Rock market.

We believe that our present facilities are in good condition, are sufficiently insured and are adequate for the conduct of our current operations.  The store servicing capability of our 28 existing U.S. DCs is approximately 6,075 stores, providing a growth capacity of 300 to 450 U.S. stores.  We believe the growth capacity in our DCs will provide us with the DC infrastructure needed for near-term expansion.  However, as we expand our geographic footprint, we will continue to evaluate our existing distribution system infrastructure and will adjust our distribution system capacity as needed to support our future growth.

Our corporate office operations occur primarily in Springfield, Missouri, and as of December 31, 2021, the total square footage was 0.6 million square feet, substantially all of which was owned.

Item 3.  Legal Proceedings

The Company is currently involved in litigation incidental to the ordinary conduct of the Company’s business.  Based on existing facts and historical patterns, the Company accrues for litigation losses in instances where an adverse outcome is probable and the Company is able to reasonably estimate the probable loss in accordance with Accounting Standard Codification 450-20.  The Company also accrues for an estimate of legal costs to be incurred for litigation matters.  Although the Company cannot ascertain the amount of liability that it may incur from legal matters, it does not currently believe that, in the aggregate, these matters, taking into account applicable insurance and accruals, will have a material adverse effect on its consolidated financial position, results of operations or cash flows in a particular quarter or annual period.

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

As of February 17, 2022, the Company had approximately 552,000 shareholders of common stock based on the number of holders of record and an estimate of individual participants represented by security position listings.

Sales of unregistered securities:

There were no sales of unregistered securities during the year ended December 31, 2021.

Issuer purchases of equity securities:

The following table identifies all repurchases during the fourth quarter ended December 31, 2021, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share price data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
October 1, 2021, to October 31, 2021	322	$617.35	322	$776,033
November 1, 2021, to November 30, 2021	194	635.96	194	2,152,491
December 1, 2021, to December 31, 2021	220	667.08	220	$2,005,536
Total as of December 31, 2021	736	$637.15	736
(1)	The authorizations under the share repurchase program that currently have capacity are scheduled to expire on May 27, 2024 and November 17, 2024. No other share repurchase programs existed during the twelve months ended December 31, 2021. See Note 9 “Share Repurchase Program” to the Consolidated Financial Statements for further information on our share repurchases.

Stock performance graph:

The graph below shows the cumulative total shareholder return assuming the investment of $100, on December 31, 2016, and the reinvestment of dividends thereafter, if any, in the Company’s common stock versus the Standard and Poor’s S&P 500 Retail Index (“S&P 500 Retail Index”) and the Standard and Poor’s S&P 500 Index (“S&P 500”).

$320
$273
$226
$179
$132
$85
Dec. 31, 2016
Dec. 31, 2017
Dec. 31, 2018
Dec. 31, 2019
Dec. 31, 2020
Dec. 31, 2021
O'Reilly Automotive, Inc.
S&P 500 Retail Index
S&P 500

	December 31,
Company/Index	2016	2017	2018	2019	2020	2021
O’Reilly Automotive, Inc.	$100	$86	$124	$157	$163	$254
S&P 500 Retail Index	100	129	145	182	265	316
S&P 500	$100	$119	$112	$144	$168	$213

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including

●	an overview of the key drivers and other influences to of the automotive aftermarket industry;
●	key events and recent developments within our Company;
●	our results of operations for the years ended December 31, 2021 and 2020;
●	our liquidity and capital resources;
●	our critical accounting estimates; and
●	recent accounting pronouncements that may affect our Company.

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

Our extensive product line includes an assortment of products that are differentiated by quality and price for most of the product lines we offer.  For many of our product offerings, this quality differentiation reflects “good,” “better,” and “best” alternatives.  Our sales and total gross profit dollars are, generally, highest for the “best” quality category of products.  Consumers’ willingness to select products at a higher point on the value spectrum is a driver of enhanced sales and profitability in our industry.  We have ongoing initiatives focused on marketing and training to educate customers on the advantages of ongoing vehicle maintenance, as well as “purchasing up” on the value spectrum.

Our stores also offer enhanced services and programs to our customers, including used oil, oil filter and battery recycling; battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops.  As of December 31, 2021, we operated 5,759 stores in 47 U.S. states and 25 stores in Mexico.

We are influenced by a number of general macroeconomic factors that impact both our industry and our consumers, including, but not limited to, fuel costs, unemployment trends, interest rates and other economic factors.  Macroeconomic factors, such as total U.S. unemployment, and demand drivers specific to the automotive aftermarket, such as U.S. miles driven, have been pressured as a result of responses to the COVID-19 pandemic, including stay at home orders, work from home arrangements and reduced travel.  However, government stimulus and additional unemployment benefits, the ongoing gradual reopening processes across markets we operate in and increased miles driven have positively impacted our performance.  Due to the nature of these macroeconomic factors, we are unable to determine how long current conditions, including the pandemic, will persist and the degree of impact future changes may have on our business, industry or broader economic conditions.

We believe the key drivers of current and future long-term demand for the products sold within the automotive aftermarket include the number of U.S. miles driven, number of U.S. registered vehicles, new light vehicle registrations and average vehicle age.

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. decreased 13.2% in 2020, as a result of responses to the COVID-19 pandemic, however for 2021, miles driven improved and increased 11.2%.  Government measures or consumer and business behavior in response to the COVID-19 pandemic could again have a negative impact on miles driven, but we are unable to predict the duration and severity of the impact to our business.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by The Auto Care Association, the total number of registered vehicles increased 12.7% from 2010 to 2020, bringing the number of light vehicles on the road to 281 million by the end of 2020.  Although the rate of new vehicle sales has been pressured due to supply chain constraints experienced by manufacturers, the outlook for the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was approximately 12.4 million for the year ended December 31, 2021.  The annual changes to the vehicle population resulting from new vehicle sales and the fluctuation in vehicle scrappage rates in any given year represent a small percentage of the total light vehicle population and have a muted impact on the total number and average age of vehicles on the road over the short term.  From 2010 to 2020, vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.7% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 12.3%, from 10.6 years in 2010 to 11.9 years in 2020.

We believe the increase in average vehicle age can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains, interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles.  The increase in average vehicle age also benefits from an environment of a new vehicle scarcity and higher than typical used vehicle prices, as consumers are more willing to continue to invest in their current vehicle.  As the average age of vehicles on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty.  These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles.  We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

We remain confident in our ability to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values of hard work and excellent customer service.

KEY EVENTS AND RECENT DEVELOPMENTS

A key event that has had a significant impact on our operations is the COVID-19 pandemic.  As we navigate the ongoing challenges resulting from the COVID-19 pandemic, we continue to place additional emphasis on the safety and wellness of our Team Members and our customers.  During the year ended December 31, 2021, the increased level of vaccinations, the ongoing reopening processes across markets we operate in, government stimulus payments and enhanced unemployment benefits positively impacted demand for the products we sell.  We continue to keep our stores open and operating to meet our customers’ critical needs, while also ensuring the safety of our Team Members and customers through strict adherence to safety protocols.  However, we cannot predict how long the current crisis will last or the extent of its future impacts on our customers, our Team Members, our supply chain and overall industry demand.

RESULTS OF OPERATIONS

The table below compares the Company’s selected financial data over a ten-year period:

Year ended December 31,	2021	2020	2019	2018	2017	2016	2015	2014	2013	2012
(In thousands, except per share, Team Members, stores and ratio data)

SELECT INCOME STATEMENT RELATED DATA:

Percentage increase in comparable store sales (a)(b)	13.3%	10.9%	4.0%	3.8%	1.4%	4.8%	7.5%	6.0%	4.6%	3.5%
Sales ($)	13,327,563	11,604,493	10,149,985	9,536,428	8,977,726	8,593,096	7,966,674	7,216,081	6,649,237	6,182,184
Gross profit	7,019,949	6,085,692	5,394,691	5,039,966	4,720,683	4,509,011	4,162,643	3,708,901	3,369,001	3,097,418
Operating income	2,917,168	2,419,336	1,920,726	1,815,184	1,725,400	1,699,206	1,514,021	1,270,374	1,103,485	977,393
Net income ($) (c)(d)	2,164,685	1,752,302	1,391,042	1,324,487	1,133,804	1,037,691	931,216	778,182	670,292	585,746
Earnings per share – basic ($)	31.39	23.74	18.07	16.27	12.82	10.87	9.32	7.46	6.14	4.83
Earnings per share – assuming dilution ($) (c)(d)	31.10	23.53	17.88	16.10	12.67	10.73	9.17	7.34	6.03	4.75

SELECT BALANCE SHEET AND CASH FLOW RELATED DATA:
Total assets ($) (e)	11,718,707	11,596,642	10,717,160	7,980,789	7,571,885	7,204,189	6,676,684	6,532,083	6,057,895	5,741,241
Total debt ($) (e)	3,826,978	4,123,217	3,890,527	3,417,122	2,978,390	1,887,019	1,390,018	1,388,422	1,386,895	1,088,011
Shareholders’ equity ($) (c)	(66,423)	140,258	397,340	353,667	653,046	1,627,136	1,961,314	2,018,418	1,966,321	2,108,307
Inventory turnover (f)	1.7	1.5	1.4	1.4	1.4	1.5	1.5	1.4	1.4	1.4
Accounts payable to inventory (g)	127.4%	114.5%	104.4%	105.7%	106.0%	105.7%	99.1%	94.6%	86.6%	84.7%
Cash provided by operating activities ($) (h)	3,207,310	2,836,603	1,708,479	1,727,555	1,403,687	1,510,713	1,345,488	1,190,430	908,026	1,251,555
Capital expenditures ($)	442,853	465,579	628,057	504,268	465,940	476,344	414,020	429,987	395,881	300,719
Free cash flow ($) (h)(i)	2,548,922	2,189,995	1,020,649	1,188,584	889,059	978,375	868,390	760,443	512,145	950,836

SELECT OPERATING DATA:

Number of Team Members at year end	82,852	77,654	82,484	78,882	75,552	74,580	71,621	67,569	61,909	53,063
Total number of stores at year end (j)(k)	5,784	5,616	5,460	5,219	5,019	4,829	4,571	4,366	4,166	3,976
Number of U.S. stores at year end (j)	5,759	5,594	5,439	5,219	5,019	4,829	4,571	4,366	4,166	3,976
Number of Mexico stores at year end (k)	25	22	21	—	—	—	—	—	—	—
Store square footage at year end (a)(l)	43,185	41,668	40,227	38,455	36,685	35,123	33,148	31,591	30,077	28,628
Sales per weighted-average store ($) (a)(m)	2,298	2,057	1,881	1,842	1,807	1,826	1,769	1,678	1,614	1,590
Sales per weighted-average square foot ($) (a)(l)(n)	307	277	255	251	248	251	244	232	224	224

(a)	Represents O’Reilly’s U.S. operations only.
(b)

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

(c)

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

(d)

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

(e)

Certain prior period amounts have been reclassified to conform to current period presentation, due to the Company’s adoption of new accounting standards during the fourth quarter ended December 31, 2015.  See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the annual report on Form 10-K for the year ended December 31, 2015, for more information.

(f)

Inventory turnover is calculated as cost of goods sold for the last 12 months divided by average inventory.  Average inventory is calculated as the average of inventory for the trailing four quarters used in determining the denominator.

(g)	Accounts payable to inventory is calculated as accounts payable divided by inventory.

(h)

Certain prior period amounts have been reclassified to conform to current period presentation, due to the Company’s adoption of a new accounting standard during the first quarter ended March 31, 2017.  See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements of the annual report on Form 10-K for the year ended December 31, 2017, for more information.

(i)

Free cash flow is calculated as net cash provided by operating activities less capital expenditures, excess tax benefit from share-based compensation payments and investment in tax credit equity investments for the period.

(j)

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

(k)

In 2019, the Company acquired Mayoreo de Autopartes y Aceites, S.A. de C.V.  (“Mayasa”), which added 21 stores to the O’Reilly store count.  Financial results for this acquired company have been included in the Company’s consolidated financial statements beginning from the date of the acquisition.

(l)	Square footage includes normal selling, office, stockroom and receiving space.
(m)	Sales per weighted-average store are weighted to consider the approximate dates of store openings, acquisitions or closures.
(n)	Sales per weighted-average square foot are weighted to consider the approximate dates of domestic store openings, acquisitions, expansions or closures.

The following table includes income statement data as a percentage of sales, which is computed independently and may not compute to presented totals due to rounding differences, for the years ended December 31, 2021 and 2020:

	For the Year Ended
	December 31,
	2021	2020
Sales	100.0%	100.0%
Cost of goods sold, including warehouse and distribution expenses	47.3	47.6
Gross profit	52.7	52.4
Selling, general and administrative expenses	30.8	31.6
Operating income	21.9	20.8
Interest expense	(1.1)	(1.4)
Interest income	0.1	0.1
Income before income taxes	20.9	19.5
Provision for income taxes	4.6	4.4
Net income (1)	16.2%	15.1%

(1) Each percentage of sales amount is computed independently and may not compute to presented totals.

2021 Compared to 2020

Sales:

Sales for the year ended December 31, 2021, increased $1.72 billion, or 15%, to $13.33 billion from $11.60 billion for the same period in 2020.  Comparable store sales for stores open at least one year increased 13.3% and 10.9% for the years ended December 31, 2021 and 2020, respectively.  Comparable store sales are calculated based on changes in sales for U.S. domestic stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members, as well as sales from Leap Day in the year ended December 31, 2020.  Online sales, resulting from ship-to-home orders and pickup in-store orders, for stores open at least one year, are included in the comparable store sales calculation.

The following table presents the components of the increase in sales for the year ended December 31, 2021 (in millions):

Increase in Sales for the Year Ended
December 31, 2021,
Compared to the Same Period in 2020
Store sales:
Comparable store sales	$1,496
Non-comparable store sales:
Sales for stores opened throughout 2020, excluding stores open at least one year that are included in comparable store sales, and Mexico store sales	81
Sales for stores opened throughout 2021	140
Sales from Leap Day	(34)
Sales for stores that have closed, including temporarily closed stores	(2)
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	42
Total increase in sales	$1,723

We believe the increased sales are the result of store growth, the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory from our regional distribution centers and hub store network, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.  The government stimulus payments, enhanced unemployment benefits, and general economic recovery, including lifting of stay at home orders and associated ongoing market reopenings, when combined with positive industry dynamics, such as consumers investing in existing vehicles and favorable weather, contributed to strong demand in the year ended December 31, 2021.  In addition, despite the global supply chain disruptions that created inventory availability challenges for our industry during the year ended December 31, 2021, the strength of our distribution network and our strong supplier relationships allowed us to maintain better in-stock inventory positions than the broader market and contributed to our sales growth.

Our comparable store sales increase for the year ended December 31, 2021, was driven by increases in average ticket and transaction counts for both professional service provider and DIY customers.  Average ticket values continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.  Average ticket values continue to benefit from consumers spending additional time and money repairing and maintaining their vehicles in response to the COVID-19 pandemic, the economic environment and the new and used vehicle scarcity.  Average ticket values also benefited from increases in average selling prices, on a same-SKU basis, as compared to the same period in 2020, driven by increases in acquisition costs of inventory, which were passed on in market prices.  2021 transaction counts improved due to prior year headwinds to traffic from the initial COVID-19 stay at home orders in 2020 and business restrictions, which resulted in immediate pressure to transaction counts for both DIY and professional service provider customers, combined with continued market reopening and recovery activity, ongoing government stimulus, favorable winter and spring weather conditions and a benefit from new and used vehicle scarcity positively impacting our customers’ willingness to perform or invest in maintenance on their vehicles.

We opened 165 net, new U.S. stores and three new stores in Mexico during the year ended December 31, 2021, compared to opening 155 net, new U.S. stores and one new store in Mexico during the year ended December 31, 2020.  As of December 31, 2021, we operated 5,759 stores in 47 U.S. states and 25 stores in Mexico compared to 5,594 U.S. stores in 47 states and 22 stores in Mexico at December 31, 2020.  We anticipate new store growth will be 175 to 185 net, new store openings in 2022.

Gross profit:

Gross profit for the year ended December 31, 2021, increased 15% to $7.02 billion (or 52.7% of sales) from $6.09 billion (or 52.4% of sales) for the same period in 2020.  The increase in gross profit dollars for the year ended December 31, 2021, was primarily the result of new store sales and the increase in comparable store sales at existing stores, partially offset by prior year gross profit dollars generated from one additional day due to Leap Day.  The increase in gross profit as a percentage of sales for the year ended December 31, 2021, was due to a benefit from selling through inventory purchased prior to recent acquisition cost increases and corresponding selling price increases, partially offset by increased distribution costs.  We determine inventory cost using the last-in, first-out (“LIFO”) method but had, over time, seen our LIFO reserve balance exhausted, resulting in a LIFO inventory value above replacement cost prior to the third quarter ended September 30, 2021.  Our policy is to not write up inventory in excess of replacement cost, and accordingly, we had effectively valued our inventory at replacement cost, resulting in a benefit when selling prices increase as we sold through this lower cost inventory.  During 2021, our LIFO reserve reverted back to a more typical credit balance due to recent, significant inflation in acquisition costs; as a result, we anticipate a diminishing benefit moving forward from the final sell through of inventory valued at older, lower replacement cost.  Increased distribution system costs were driven by the significant increase in volumes over the past year, challenging labor markets and ongoing global logistical supply chain pressures.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2021, increased 12% to $4.10 billion (or 30.8% of sales) from $3.67 billion (or 31.6% of sales) for the same period in 2020.  The increase in total SG&A dollars for the year ended December 31, 2021, was the result of additional Team Members, facilities and vehicles to support our increased sales and store count, increased incentive compensation for Team Members resulting from our increased sales and operating profits and prior year strict expense control measures in response to the onset of the pandemic environment.  The decrease in SG&A as a percentage of sales for the year ended December 31, 2021, was principally due to strong leverage of fixed store operating costs on strong comparable store sales growth and higher average store sales volumes.

Operating income:

As a result of the impacts discussed above, operating income for the year ended December 31, 2021, increased 21% to $2.92 billion (or 21.9% of sales) from $2.42 billion (or 20.8% of sales) for the same period in 2020.

Other income and expense:

Total other expense for the year ended December 31, 2021, decreased 12% to $135 million (or 1.0% of sales), from $153 million (or 1.3% of sales) for the same period in 2020.  The decrease in total other expense for the year ended December 31, 2021, was the result of decreased interest expense on lower average outstanding borrowings and lower average cost of borrowings.

Income taxes:

Our provision for income taxes for the year ended December 31, 2021, increased 20% to $617 million (22.2% effective tax rate) from $514 million (22.7% effective tax rate) for the same period in 2020.  The increase in our provision for income taxes for the year ended December 31, 2021, was the result of higher taxable income, partially offset by higher excess tax benefits from share-based compensation and a greater benefit from tax credit equity investments.  The decrease in our effective tax rate for the year ended December 31, 2021, was the result of the higher excess tax benefits from share-based compensation and a greater benefit from tax credit equity investments.

Net income:

As a result of the impacts discussed above, net income for the year ended December 31, 2021, increased 24% to $2.16 billion (or 16.2% of sales), from $1.75 billion (or 15.1% of sales) for the same period in 2020.

Earnings per share:

Our diluted earnings per common share for the year ended December 31, 2021, increased 32% to $31.10 on 70 million shares from $23.53 on 74 million shares for the same period in 2020.

2020 Compared to 2019

A discussion of the changes in our results of operations for the year ended December 31, 2020, as compared to the year ended December 31, 2019, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “ORLY” or at our internet address, www.OReillyAuto.com, by clicking “Investor Relations” located at the bottom of the page.

LIQUIDITY AND CAPITAL RESOURCES

Our long-term business strategy requires capital to open new stores, fund strategic acquisitions, expand distribution infrastructure, operate and maintain our existing stores and may include the opportunistic repurchase of shares of our common stock through our Board-approved share repurchase program.  Our material cash requirements necessary to maintain the current operations of our long-term business strategy include, but are not limited to, inventory purchases, human capital obligations, including payroll and benefits, contractual obligations, including debt and interest obligations, capital expenditures, payment of income taxes and other operational priorities.  We expect to fund our short- and long-term cash and capital requirements with our primary sources of liquidity, which include funds generated from the normal course of our business operations and borrowings under our unsecured revolving credit facility.  However, there can be no assurance that we will continue to generate cash flows or maintain liquidity at or above recent levels, as we are unable to predict decreased demand for our products, changes in customer buying patterns or the impact of the uncertainty and disruption cause by the COVID-19 pandemic.  Additionally, these factors could also impact our ability to meet the debt covenants of our credit agreement and, therefore, negatively impact the funds available under our unsecured revolving credit facility.

Our material contractual cash obligations as of December 31, 2021, included commitments for short and long-term debt arrangements and interest payments related to long-term debt, future minimum payments under non-cancelable lease arrangements, self-insurance reserves, projected obligations related to future payments under the Company’s nonqualified deferred compensation plan, purchase obligations for construction contract commitments, uncertain tax positions and associated estimated interest and penalties, payments for certain deferred income taxes and commitments for the purchase of inventory, all of which are included on our Consolidated Balance Sheets.  We expect to fund these various commitments and obligations primarily with operating cash flows expected to be generated in the normal course of business or through borrowings under our unsecured revolving credit facility.  See Note 5 “Leases,” Note 12 “Share-Based Compensation and Benefit Plans,” Note 13 “Commitments” and Note 15 “Income Taxes” to the Consolidated Financial Statements for further information on our leasing arrangements, share-based compensation payments, construction commitments and uncertain tax positions, respectively, which are not reflected in the table below.

The following table identifies the estimated payments for each of the next five years, and in the aggregate thereafter, of the Company’s debt instruments and related interest payments and self-insurance reserves as of December 31, 2021 (in thousands):

	December 31, 2021
	Long-Term Debt Principal	Self-Insurance
	and Interest Payments (1)	Reserves (2)
2022	$440,183	$128,794
2023	423,485	40,051
2024	117,550	26,152
2025	117,550	15,816
2026	607,355	9,427
Thereafter	2,968,890	12,945
Contractual cash obligations	$4,675,013	$233,185
(1)	See Note 7 “Financing” to the Consolidated Financial Statements for further information on our debt instruments and related interest payments.
(2)	See Note 13 “Commitments” and Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for further information on our self-insurance reserves.

Due to the absence of scheduled maturities, the nature of the account or the commitment’s cancellation terms, the timing of payments for certain deferred income taxes, uncertain tax positions and commitments related to future payments under the Company’s nonqualified compensation plan cannot be determined and are therefore excluded from the above table, except for amounts estimated to be payable in 2022, which are included in “Current liabilities” on our Consolidated Balance Sheets.

Off-balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity, for which we have an obligation to the entity that is not recorded in our consolidated financial statements.  We have entered into an agreement to make capital contributions to certain tax credit equity investments for the purpose of receiving renewable energy tax credits.  We are required to make capital contributions totaling $5.7 million upon achievement of project milestones by the solar or wind energy farms, the timing of which is variable and outside of the Company’s control.  See Note 7 “Financing” to the Consolidated Financial Statements for further information on our stand-by letters of credit.

We do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Year Ended
	December 31,
Liquidity:	2021	2020	2019
Total cash provided by/(used in):
Operating activities	$3,207,310	$2,836,603	$1,708,479
Investing activities	(615,620)	(614,895)	(796,746)
Financing activities	(2,694,858)	(1,796,577)	(902,811)
Effect of exchange rate changes on cash	(359)	103	169
Net (decrease) increase in cash and cash equivalents	$(103,527)	$425,234	$9,091

Capital expenditures	$442,853	$465,579	$628,057
Free cash flow (1)	2,548,922	2,189,995	1,020,649
(1)	Calculated as net cash provided by operating activities, less capital expenditures, excess tax benefit from share-based compensation payments and investment in tax credit equity investments for the period.

Cash and cash equivalents balances held outside of the U.S. were $7.5 million and $11.5 million as of December 31, 2021 and 2020, respectively, which was generally utilized to support the liquidity needs of foreign operations in Mexico.

Operating activities:

The increase in net cash provided by operating activities in 2021 compared to 2020 was primarily due to an increase in net income and a larger decrease in net inventory investment, partially offset by a decrease in accrued benefits and withholdings.  The larger decrease in net inventory investment in 2021, as compared to 2020, was primarily attributable to the strong comparable store sales growth and the resulting benefit to inventory turns.  The decrease in accrued benefits and withholdings is primarily due to the deferral of payroll tax payments under the CARES Act in 2020.

Investing activities:

Cash used in investing activities in 2021 compared to 2020 was relatively flat, with the slight change due primarily to entering into more renewable energy tax credit investments in 2021, as compared to 2020, primarily for the purpose of receiving renewable energy tax credits.

We opened 168 and 155 net, new stores in 2021 and 2020, respectively.  We plan to open 175 to 185 net, new stores in 2022.  The current costs associated with the opening of a new store, including the cost of land acquisition, building improvements, fixtures, vehicles, net inventory investment and computer equipment, are estimated to average approximately $1.5 million to $1.8 million; however, such costs may be significantly reduced where we lease, rather than purchase, the store site.

Financing activities:

The increase in net cash used in financing activities in 2021 compared to 2020 was primarily attributable to debt repayments of $300 million in 2021, compared to net, borrowings of $236 million in 2020, and an increase in repurchases of our common stock.

2020 Compared to 2019:

A discussion of the changes in our operating activities, liquidity activities and financing activities for the year ended December 31, 2020, as compared to the year ended December 31, 2019, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “ORLY” or at our internet address, www.OReillyAuto.com, by clicking “Investor Relations” located at the bottom of the page.

Debt instruments:

See Note 7 “Financing” to the Consolidated Financial Statements for information concerning the Company’s credit agreement, unsecured revolving credit facility, outstanding letters of credit and unsecured senior notes.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of December 31, 2021, we were in compliance with the covenants applicable to our senior notes.

The Credit Agreement contains certain covenants, including limitations on indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments and five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that we should default on any covenant contained within the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from our lenders.

We had a consolidated fixed charge coverage ratio of 6.97 times and 5.93 times as of December 31, 2021 and 2020, respectively, and a consolidated leverage ratio of 1.59 times and 1.92 times as of December 31, 2021 and 2020, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the years ended December 31, 2021 and 2020 (dollars in thousands):

		For the Year Ended
		December 31,
		2021	2020
GAAP net income		$2,164,685	$1,752,302
Add:	Interest expense	144,768	161,126
	Rent expense (1)	372,022	354,316
	Provision for income taxes	617,229	514,103
	Depreciation expense	320,352	305,566
	Amortization expense	7,865	9,069
	Non-cash share-based compensation	24,656	22,747
Non-GAAP EBITDAR		$3,651,577	$3,119,229

	Interest expense	$144,768	$161,126
	Capitalized interest	7,001	10,180
	Rent expense (1)	372,022	354,316
Total fixed charges		$523,791	$525,622

Consolidated fixed charge coverage ratio		6.97	5.93

GAAP debt		$3,826,978	$4,123,217
Add:	Stand-by letters of credit	83,985	66,427
	Discount on senior notes	4,360	5,071
	Debt issuance costs	18,662	21,712
	Five-times rent expense	1,860,110	1,771,580
Non-GAAP adjusted debt		$5,794,095	$5,988,007

Consolidated leverage ratio		1.59	1.92

(1)

The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”), the most directly comparable GAAP financial measure, for the years ended December 31, 2021 and 2020 (in thousands):

Total lease cost, per ASC 842, for the year ended December 31, 2021		$443,484
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the year ended December 31, 2021	71,462
Rent expense for the year ended December 31, 2021		$372,022

Total lease cost, per ASC 842, for the year ended December 31, 2020		$420,365
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the year ended December 31, 2020	66,049
Rent expense for the year ended December 31, 2020		$354,316

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the years ended December 31, 2021, 2020 and 2019 (in thousands):

		For the Year Ended
		December 31,
		2021	2020	2019
Cash provided by operating activities		$3,207,310	$2,836,603	$1,708,479
Less:	Capital expenditures	442,853	465,579	628,057
	Excess tax benefit from share-based compensation payments	35,202	16,918	25,992
	Investment in tax credit equity investments	180,333	164,111	33,781
Free cash flow		$2,548,922	$2,189,995	$1,020,649

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

Share repurchase program:

See Note 9 “Share Repurchase Program” to the Consolidated Financial Statements for information on our share repurchase program.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with GAAP requires the application of certain estimates and judgments by management.  Management bases its assumptions, estimates and adjustments on historical experience, current trends and other factors believed to be relevant at the time the consolidated financial statements are prepared.  Management believes that the following policies are critical due to the inherent uncertainty of these matters and the complex and subjective judgments required in establishing these estimates.  Management continues to review these critical accounting estimates and assumptions to ensure that the consolidated financial statements are presented fairly in accordance with GAAP.  However, actual results could differ from our assumptions and estimates and such differences could be material.

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

When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, growth patterns and exposure forecasts.  The assumptions made by management as they relate to each of these factors represent our judgment as to the most probable cumulative impact of each factor to our future obligations.  Certain of the self-insurance liabilities are determined at an estimate of their net present value, using a credit-adjusted discount rate.  Our calculation of self-insurance liabilities requires management to apply a significant amount of subjective judgment to estimate the ultimate cost to settle reported claims and claims incurred but not yet reported as of the balance sheet date.  The application of alternative assumptions could result in a different estimate of these liabilities.  Management believes the assumptions developed and used to determine the estimate for our self-insurance reserve are reasonable.  Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains.

As we obtain additional information that affects the assumptions and estimates we used to recognize liabilities for claims incurred in prior accounting periods, we adjust our self-insurance liabilities to reflect the revised estimates based on this additional information.  These liabilities are recorded at our estimate of their net present value.  These liabilities do not have scheduled maturities, but we can estimate the timing of future payments based upon historical patterns.  We could apply alternative assumptions regarding the timing of payments that could result in materially different estimates of the net present value of the liabilities.

Our self-insurance reserve estimate included on our Consolidated Balance Sheets increased $19.8 million from 2020 to 2021, which is primarily due to our growing operations, including inflation, increases in healthcare costs, the number of vehicles and the number of hours worked, as well as our historical claims experience.  If the underlying assumptions in management’s estimate changed self-insurance reserves 10% from our estimated reserves at December 31, 2021, the financial impact would have been approximately $22 million or 0.8% of pretax income for the year ended December 31, 2021.  See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for further information on our self-insurance reserves.

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

Based on our qualitative assessment, we do not believe there has been a change of events or circumstances that would indicate that a calculation of fair value of indefinite long-lived assets is required as of December 31, 2021.  Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives and fair values of the assets.  Actual results could differ from these estimates, which could materially impact our impairment assessment.  See Note 6 “Goodwill and Other Intangibles” to the Consolidated Financial Statements for further information on our finite and indefinite long-lived assets.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for information about recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted LIBO Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of December 31, 2021, we had no outstanding borrowings under our Revolving Credit Facility.

We had outstanding fixed rate debt of $3.9 billion and $4.2 billion as of December 31, 2021 and 2020, respectively.  The fair value of our fixed rate debt was estimated at $4.1 billion and $4.6 billion as of December 31, 2021 and 2020, respectively, which was determined by reference to quoted market prices.

Cash equivalents risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of December 31, 2021, our cash and cash equivalents totaled $362.1 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $152.6 million at December 31, 2021.  The year ended December 31, 2021, exchange rates of the Mexican peso, relative to the U.S. dollar, weakened by approximately 3.0% from December 31, 2020.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at December 31, 2021, would be approximately $13.9 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statement through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework).  Based on this assessment, management believes that as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report, which is included herein.

/s/	Gregory D. Johnson	/s/	Thomas McFall
Gregory D. Johnson		Thomas McFall
President and		Executive Vice President and
Chief Executive Officer		Chief Financial Officer
February 28, 2022		February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of O’Reilly Automotive, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, O’Reilly Automotive, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of O’Reilly Automotive, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

At December 31, 2021, the Company’s self-insurance reserve was $222 million.  As discussed in Note 1 of the financial statements, self-insurance liabilities are estimated based upon historical claim experience and trend-lines.

Auditing management’s self-insurance reserves was complex and judgmental and required us to use our actuarial specialists for certain reserves due to the estimation required in determining the ultimate claim value.  The estimate is sensitive to assumptions such as the projected cost inflation, claim growth patterns and exposure forecasts.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design of controls over the Company’s self-insurance estimation process and tested the operating effectiveness of those controls including management’s controls over reviewing the appropriateness of assumptions and the completeness and accuracy of the data underlying the reserves.

To test the Company’s determination of the estimated self-insurance reserves, we performed audit procedures that included, among others, involving a specialist to assist in the development of an independent actuarial estimate for certain of the reserve balances based upon current industry and economic trends, comparing certain selected assumptions used by management to our independent estimates which were developed with the assistance of our specialists, testing the underlying data used by management in the development of the reserves and testing the mathematical accuracy of the calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.

Kansas City, Missouri

February 28, 2022

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$362,113	$465,640
Accounts receivable, less allowance for doubtful accounts $11,870 in 2021 and $12,670 in 2020	272,562	229,679
Amounts receivable from suppliers	113,112	100,615
Inventory	3,686,383	3,653,195
Other current assets	70,092	50,658
Total current assets	4,504,262	4,499,787

Property and equipment, at cost	6,948,038	6,559,911
Less: accumulated depreciation and amortization	2,734,523	2,464,993
Net property and equipment	4,213,515	4,094,918

Operating lease, right-of-use assets	1,982,478	1,995,127
Goodwill	879,340	881,030
Other assets, net	139,112	125,780
Total assets	$11,718,707	$11,596,642

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,695,312	$4,184,662
Self-insurance reserves	128,794	109,199
Accrued payroll	107,588	88,875
Accrued benefits and withholdings	234,872	242,724
Income taxes payable	—	16,786
Current portion of operating lease liabilities	337,832	322,778
Other current liabilities	370,217	297,393
Total current liabilities	5,874,615	5,262,417

Long-term debt	3,826,978	4,123,217
Operating lease liabilities, less current portion	1,701,757	1,718,691
Deferred income taxes	175,212	155,899
Other liabilities	206,568	196,160

Shareholders’ equity (deficit):
Preferred stock, $0.01 par value:
Authorized shares – 5,000,000
Issued and outstanding shares – none	—	—
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
67,029,042 as of December 31, 2021, and
71,123,109 as of December 31, 2020	670	711
Additional paid-in capital	1,305,508	1,280,841
Retained deficit	(1,365,802)	(1,139,139)
Accumulated other comprehensive loss	(6,799)	(2,155)
Total shareholders’ (deficit) equity	(66,423)	140,258

Total liabilities and shareholders’ equity (deficit)	$11,718,707	$11,596,642

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended
	December 31,
	2021	2020	2019
Sales	$13,327,563	$11,604,493	$10,149,985
Cost of goods sold, including warehouse and distribution expenses	6,307,614	5,518,801	4,755,294
Gross profit	7,019,949	6,085,692	5,394,691

Selling, general and administrative expenses	4,102,781	3,666,356	3,473,965
Operating income	2,917,168	2,419,336	1,920,726

Other income (expense):
Interest expense	(144,768)	(161,126)	(139,975)
Interest income	1,971	2,491	2,545
Other, net	7,543	5,704	7,033
Total other expense	(135,254)	(152,931)	(130,397)

Income before income taxes	2,781,914	2,266,405	1,790,329
Provision for income taxes	617,229	514,103	399,287
Net income	$2,164,685	$1,752,302	$1,391,042

Earnings per share-basic:
Earnings per share	$31.39	$23.74	$18.07
Weighted-average common shares outstanding – basic	68,967	73,817	76,985

Earnings per share-assuming dilution:
Earnings per share	$31.10	$23.53	$17.88
Weighted-average common shares outstanding – assuming dilution	69,611	74,462	77,788

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	December 31,
	2021	2020	2019
Net income	$2,164,685	$1,752,302	$1,391,042
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,644)	(7,045)	4,890
Total other comprehensive (loss) income	(4,644)	(7,045)	4,890

Comprehensive income	$2,160,041	$1,745,257	$1,395,932

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Par Value	Capital	(Deficit)	Income	Total
Balance at December 31, 2018	79,044	$790	$1,262,063	$(909,186)	$—	$353,667
Cumulative effective adjustment from adoption of ASU 2016-02	—	—	—	(1,410)	—	(1,410)
Net income	—	—	—	1,391,042	—	1,391,042
Other comprehensive income	—	—	—	—	4,890	4,890
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	46	—	15,302	—	—	15,302
Net issuance of common stock upon exercise of stock options	406	5	46,101	—	—	46,106
Share based compensation	—	—	20,534	—	—	20,534
Share repurchases, including fees	(3,877)	(39)	(63,240)	(1,369,512)	—	(1,432,791)
Balance at December 31, 2019	75,619	$756	$1,280,760	$(889,066)	$4,890	$397,340
Net income	—	—	—	1,752,302	—	1,752,302
Other comprehensive income	—	—	—	—	(7,045)	(7,045)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	48	—	17,314	—	—	17,314
Net issuance of common stock upon exercise of stock options	288	3	46,279	—	—	46,282
Share based compensation	—	—	21,259	—	—	21,259
Share repurchases, including fees	(4,832)	(48)	(84,771)	(2,002,375)	—	(2,087,194)
Balance at December 31, 2020	71,123	$711	$1,280,841	$(1,139,139)	$(2,155)	$140,258
Net income	—	—	—	2,164,685	—	2,164,685
Other comprehensive income	—	—	—	—	(4,644)	(4,644)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	39	—	18,511	—	—	18,511
Net issuance of common stock upon exercise of stock options	404	4	67,757	—	—	67,761
Share based compensation	—	—	23,054	—	—	23,054
Share repurchases, including fees	(4,537)	(45)	(84,655)	(2,391,348)	—	(2,476,048)
Balance at December 31, 2021	67,029	$670	$1,305,508	$(1,365,802)	$(6,799)	$(66,423)

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	December 31,
	2021	2020	2019
Operating activities:
Net income	$2,164,685	$1,752,302	$1,391,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	328,217	314,635	270,875
Amortization of debt discount and issuance costs	4,388	4,580	3,916
Deferred income taxes	20,383	12,381	21,158
Share-based compensation programs	24,656	22,747	21,921
Other	2,128	4,686	7,529
Changes in operating assets and liabilities:
Accounts receivable	(47,427)	(20,515)	(15,577)
Inventory	(32,634)	(198,864)	(239,912)
Accounts payable	510,911	580,608	213,423
Income taxes payable	152,339	197,739	(20,139)
Accrued payroll	18,714	(11,941)	14,296
Accrued benefits and withholdings	9,214	189,332	16,868
Other	51,736	(11,087)	23,079
Net cash provided by operating activities	3,207,310	2,836,603	1,708,479

Investing activities:
Purchases of property and equipment	(442,853)	(465,579)	(628,057)
Proceeds from sale of property and equipment	9,494	15,770	7,118
Investment in tax credit equity investments	(180,333)	(164,111)	(33,781)
Other	(1,928)	(975)	(142,026)
Net cash used in investing activities	(615,620)	(614,895)	(796,746)

Financing activities:
Proceeds from borrowings on revolving credit facility	—	1,162,000	2,708,000
Payments on revolving credit facility	—	(1,423,000)	(2,734,000)
Proceeds from the issuance of long-term debt	—	997,515	499,955
Principal payments on long-term debt	(300,000)	(500,000)	—
Payment of debt issuance costs	(3,412)	(7,929)	(3,990)
Repurchases of common stock	(2,476,048)	(2,087,194)	(1,432,791)
Net proceeds from issuance of common stock	84,915	62,284	60,206
Other	(313)	(253)	(191)
Net cash used in financing activities	(2,694,858)	(1,796,577)	(902,811)

Effect of exchange rate changes on cash	(359)	103	169
Net (decrease) increase in cash and cash equivalents	(103,527)	425,234	9,091
Cash and cash equivalents at beginning of the period	465,640	40,406	31,315
Cash and cash equivalents at end of the period	$362,113	$465,640	$40,406

Supplemental disclosures of cash flow information:
Income taxes paid	$450,935	$305,087	$394,931
Interest paid, net of capitalized interest	144,293	159,717	134,634

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

O’Reilly Automotive, Inc. and Subsidiaries, collectively, “O’Reilly” or the “Company,” is a specialty retailer and supplier of automotive aftermarket parts.  The Company’s stores carry an extensive product line, including new and remanufactured automotive hard parts, maintenance items and various automotive accessories.  As of December 31, 2021, the Company owned and operated 5,759 stores in 47 U.S. states and 25 stores in Mexico, servicing both do-it-yourself (“DIY”) and the professional service provider customers.  The Company’s robust distribution system provides stores with same-day or overnight access to an extensive inventory of hard-to-find items not typically stocked in the stores of other auto parts retailers.

Segment reporting:

The Company is managed and operated by a single management Team reporting to the chief operating decision maker.  Product sales are the only material source of revenue for the Company and the products sold by the Company have similar economic characteristics, are sourced from the Company’s suppliers in a similar manner, and are available for sale to all of the Company’s customers through the Company’s stores.  The Company’s stores have similar characteristics, including the nature of the products and services, the type and class of customers and the methods used to distribute products and provide service to its customers and, as a whole, make up a single operating segment.  The Company does not regularly prepare for review by the chief operating decision maker discrete financial information with respect to product categories or types of customers and, as such, has one reportable segment.

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

Foreign Currency:

The Company accounts for its Mexican operations using the local market currency, the Mexican peso, and converts its financial statements compiled for these operations from the Mexican peso to U.S. dollars.  The cumulative gain or loss on currency translation is included as a component of “Accumulated other comprehensive income” on the accompanying Consolidated Balance Sheets.  See Note 10 for further information concerning the Company’s accumulated other comprehensive income.

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

Amounts due to the Company from its Team Members are included in “Accounts receivable” on the accompanying Consolidated Balance Sheets.  These amounts consist primarily of purchases of merchandise on Team Member accounts.  Accounts receivable due from Team Members was approximately $0.7 million and $0.9 million as of December 31, 2021 and 2020, respectively.

Amounts receivable from suppliers:

The Company receives concessions from its suppliers through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates and co-operative advertising.  Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred.  All other supplier concessions are recognized as a reduction to the cost of sales.  Amounts receivable from suppliers also include amounts due to the Company for changeover merchandise and product returns.  The Company regularly reviews supplier receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s suppliers’ financial positions and corresponding abilities to meet financial obligations.  Management does not believe there is a reasonable likelihood that the Company will be unable to collect the amounts receivable from suppliers and the Company did not record a reserve for uncollectable amounts from suppliers in the consolidated financial statements as of December 31, 2021 or 2020.

Inventory:

Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market.  Inventory also includes capitalized costs related to procurement, warehousing and distribution centers (“DCs”).  Cost has been determined using the last-in, first-out (“LIFO”) method, which more accurately matches costs with related revenues.  Over time, as the Company’s merchandise inventory purchases increased, the Company negotiated improved acquisition costs from its suppliers and the corresponding price deflation exhausted the Company’s credit LIFO reserve balance, resulting in a LIFO inventory value above replacement cost from December 31, 2013, to June 30, 2021.  The Company’s policy is to not write up the value of its inventory in excess of its replacement cost, and accordingly, the Company’s merchandise inventory was effectively valued at replacement cost.  During the year ended December 31, 2021, the Company’s LIFO reserve reverted back to a more typical credit balance.  The replacement cost of inventory was $3.92 billion and $3.67 billion as of December 31, 2021 and 2020, respectively.  LIFO costs exceeded replacement costs by $55.8 million at December 31, 2020.

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

Goodwill and other intangibles:

The accompanying Consolidated Balance Sheets at December 31, 2021 and 2020, include goodwill and other intangible assets recorded as the result of acquisitions.  The Company operates a single reporting unit and evaluates goodwill and indefinite-lived intangibles for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values.  The goodwill impairment test includes an optional qualitative assessment.  The Company’s qualitative assessment found no evidence to suggest it is more likely than not that its fair value is less than its carrying amount, including goodwill, as of December 31, 2021 and 2020.  As such, no goodwill impairment adjustment was required as of December 31, 2021 and 2020.  Finite-lived intangibles are carried at amortized cost and amortization is calculated using the straight-line method, generally over the estimated useful lives of the intangibles.  See Note 6 for further information concerning the Company’s goodwill and other intangibles.

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

Impairment of long-lived assets:

The Company reviews its long-lived assets, including its right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset.  If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company has not historically recorded any material impairment charges to its long-lived assets.  During the year ended December 31, 2021 and 2019, the Company recorded a charge of $12.6 million and $1.9 million, respectively, related to its long-lived assets, primarily due to certain hardware and software projects that were disposed or no longer expected to provide a long-term benefit.  During the year ended December 31, 2020, the Company recorded a charge of $3.4 million, related to the write-down on surplus land and buildings that exceeded market value.

Valuation of investments:

The Company has an unsecured obligation to pay, in the future, the value of deferred compensation and a Company match relating to employee participation in the Company’s nonqualified deferred compensation plan (the “Deferred Compensation Plan”).  The future obligation is adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant.  The Company invests in various marketable securities with the intention of selling these securities to fulfill its future obligations under the Deferred Compensation Plan.  The investments in this plan were stated at fair value based on quoted market prices, were accounted for as trading securities and were included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020.  See Note 2 for further information concerning the fair value measurements of the Company’s marketable securities.  See Note 12 for further information concerning the Company’s benefit plans.

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

The Company determined its investment in these tax credit funds was an investment in a variable interest entity (“VIE”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities.  As of December 31, 2021, the Company had invested in four unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has accounted for these investments using the equity method.  The Company’s maximum exposure to losses associated with these VIEs is limited to its net investment, which was $21.1 million as of December 31, 2021, and was included in “Other assets, net” on the accompanying Consolidated Balance Sheets.  During the years ended December 31, 2021, 2020 and 2019, the Company recognized investment tax credits in the amounts of $177.1 million, $170.5 million and $8.5 million, respectively, all of which were realized through reductions in cash income taxes paid and were reflected as a component of the change in Income taxes payable on the accompanying Consolidated Statements of Cash Flows for the respective years.

During the second quarter ended June 30, 2021, the Company entered into an agreement to make certain additional capital contributions to one of its tax credit funds, which promotes renewable energy through the development of solar or wind energy farms, for the primary purpose of receiving renewable energy tax credits.  Per the terms of the agreement, the Company is required to make capital contributions totaling approximately $5.7 million upon achievement of project milestones by the solar or wind energy farms, the timing of which is variable and outside of the Company’s control.  See Note 15 for further information concerning the Company’s investment in renewable energy tax credits.

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

The following table identifies the components of the Company’s self-insurance reserves as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Self-insurance reserves (undiscounted)	$233,185	$213,332
Self-insurance reserves (discounted)	222,273	202,454

The current portion of the Company’s discounted self-insurance reserves totaled $128.8 million and $109.2 million as of December 31, 2021 and 2020, respectively, which was included in “Self-insurance reserves” on the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020.  The remainder was included in “Other liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020.

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

Litigation accruals:

The Company is currently involved in litigation incidental to the ordinary conduct of the Company’s business.  Based on existing facts and historical patterns, the Company accrues for litigation losses in instances where an adverse outcome is probable and the Company is able to reasonably estimate the probable loss in accordance with Accounting Standard Codification 450-20.  The Company also accrues for an estimate of legal costs to be incurred for litigation matters.  Although the Company cannot ascertain the amount of liability that it may incur from legal matters, it does not currently believe that, in the aggregate, these matters, taking into account applicable insurance and accruals, will have a material adverse effect on its consolidated financial position, results of operations or cash flows in a particular quarter or annual period.

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

The Company maintains a retail loyalty program named O’Reilly O’Rewards, which represents a performance obligation.  The Company records a deferred revenue liability, based on a breakage adjusted, estimated redemption rate and a corresponding reduction in revenue in periods when loyalty points are earned by members.  The Company recognizes revenue and a corresponding reduction to the deferred revenue liability in periods when loyalty program issued coupons are redeemed by members, generally within a period of three months from issuance, or when unredeemed points expire, generally within 12 months after the date they were earned, which satisfies the Company’s performance obligation.  See Note 11 for further information concerning the Company’s revenue.

Cost of goods sold and selling, general and administrative expenses:

Below follows the primary costs classified in each major expense category.

Cost of goods sold, including warehouse and distribution expenses:

●	Total cost of merchandise sold, including freight expenses associated with acquiring merchandise and with moving merchandise inventories from the Company’s distribution centers to the stores; and defective merchandise and warranty costs.
●	Supplier allowances and incentives, including allowances that are not reimbursements for specific, incremental and identifiable costs; and cash discounts on payments to suppliers.
●	Costs associated with the Company’s supply chain, including payroll and benefit costs; warehouse occupancy costs; transportation costs; depreciation; and inventory shrinkage.

Selling general and administrative expenses:

●	Payroll benefit costs for store and corporate Team Members;
●	Occupancy costs of store and corporate facilities;
●	Depreciation and amortization related to store and corporate assets;
●	Vehicle expenses for store and Hub delivery services;
●	Self-insurance costs;
●	Closed store expenses; and
●	Other administrative costs, including accounting, legal and other professional services; bad debt, banking and credit card fees; supplies; travel; and advertising costs

Advertising expenses:

Advertising expense consists primarily of expenses related to the Company’s integrated marketing program, which includes radio, in-store, digital and social media promotions, as well as sports and event sponsorships and direct mail and newspaper promotional distribution.  The Company expenses advertising costs as incurred.  The Company also participates in cooperative advertising arrangements with certain of its suppliers.  Advertising expense, net of cooperative advertising allowances from suppliers that were incremental to the advertising program, specific to the product or event and identifiable for accounting purposes, total $72.5 million, $73.8 million and $79.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Share-based compensation and benefit plans:

The Company sponsors share-based compensation plans and benefit plans.  The Company recognizes compensation expense over the requisite service period for its share-based plans based on the fair value of the awards on the date of the grant, award or issuance and accounts for forfeitures as they occur.  Share-based plans include stock option awards, restricted stock awards and stock appreciation rights issued under the Company’s incentive plans and stock issued through the Company’s employee stock purchase plan.  See Note 12 for further information concerning the Company’s share-based compensation and benefit plans.

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

Interest expense:

The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average interest rates incurred on its long-term borrowings.  Total interest costs capitalized for the years ended December 31, 2021, 2020 and 2019, were $7.0 million, $10.2 million and $13.0 million, respectively.

In conjunction with the issuance or amendment of long-term debt instruments, the Company incurs various costs, including debt registration fees, accounting and legal fees and underwriter and book runner fees.  Debt issuance costs related to the Company’s long-term unsecured senior notes are recorded as a reduction of the principal amount of the corresponding unsecured senior notes.  Debt issuance costs related to the Company’s unsecured revolving credit facility are recorded as an asset.  These debt issuance costs have been deferred and are being amortized over the term of the corresponding debt instrument and the amortization expense is included in “Interest expense” on the accompanying Consolidated Statements of Income.  Deferred debt issuance costs totaled $22.0 million and $22.3 million, net of accumulated amortization, as of December 31, 2021 and 2020, respectively, of which $3.4 million and $0.6 million were included in “Other assets, net” as of December 31, 2021 and 2020, respectively, with the remainder included in “Long-term debt” on the accompanying Consolidated Balance Sheets.

The Company issued its long-term unsecured senior notes at a discount.  The original issuance discounts on the senior notes are recorded as a reduction of the principal amount of the corresponding senior notes and are accreted over the term of the applicable senior note, with the accretion expense included in “Interest expense” on the accompanying Consolidated Statements of Income.  Original issuance discounts, net of accretion, totaled $4.4 million and $5.1 million as of December 31, 2021 and 2020, respectively.

See Note 7 for further information concerning debt issuance costs and original issuance discounts associated with the Company’s issuances of long-term debt instruments.

Income taxes:

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on differences between the U.S. GAAP basis and tax basis of assets and liabilities using enacted tax rules and rates currently scheduled to be in effect for the year in which the differences are expected to reverse.  Tax carry forwards are also recognized in deferred tax assets and liabilities under this method.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date.  The Company would record a valuation allowance against deferred tax assets to the extent it is more likely than not the amount will not be realized, based upon evidence available at the time of the determination and any change in the valuation allowance is recorded in the period of a change in such determination.  The Company did not establish a valuation allowance for deferred tax assets as of December 31, 2021 and 2020, as it was considered more likely than not that deferred tax assets were realizable through a combination of future taxable income, the realization of deferred tax liabilities and tax planning strategies.

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

New accounting pronouncements:

No recent accounting pronouncements or changes in accounting pronouncements have occurred since those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, that are of a material significance, or have potential material significance, to the Company.

NOTE 2 – FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis:

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020.  The Company recorded increases in fair value related to its marketable securities in the amounts of $5.7 million and $5.4 million for the years ended December 31, 2021 and 2020, respectively, which were included in “Other income (expense)” on the accompanying Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of December 31, 2021 and 2020 (in thousands):

December 31, 2021
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$52,456	$—	$—	$52,456

December 31, 2020
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$40,411	$—	$—	$40,411

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of December 31, 2021 and 2020, the Company did not have any material non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair values as of December 31, 2021 and 2020, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$3,826,978	$4,135,629	$4,123,217	$4,647,595

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

NOTE 3 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table identifies the changes in the Company’s allowance for doubtful accounts included in “Accounts receivable” on the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Allowance for doubtful accounts, balance at January 1	$12,670	$14,417
Reserve accruals	4,158	5,030
Uncollectable accounts written-off	(4,937)	(6,743)
Foreign currency translation	(21)	(34)
Allowance for doubtful accounts, balance at December 31,	$11,870	$12,670

NOTE 4 – PROPERTY AND EQUIPMENT

The following table identifies the types and balances of property and equipment included in “Property and equipment, at cost” on the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020, and includes the estimated useful lives for its types of property and equipment (in thousands, except original useful lives):

	Original Useful
	Lives	December 31, 2021	December 31, 2020
Land		$888,558	$860,797
Buildings and building improvements	15 – 39 years	2,737,212	2,574,969
Leasehold improvements	3 – 25 years	864,169	799,013
Furniture, fixtures and equipment	3 – 20 years	1,700,149	1,562,664
Vehicles	5 – 10 years	502,643	456,957
Construction in progress		255,307	305,511
Total property and equipment		6,948,038	6,559,911
Less: accumulated depreciation and amortization		2,734,523	2,464,993
Net property and equipment		$4,213,515	$4,094,918

The Company recorded depreciation and amortization expense related to property and equipment in the amounts of $320.4 million, $303.0 million and $267.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

The Company recorded charges of $12.6 million and $1.9 million related to property and equipment for the year ended December 31, 2021 and 2019, respectively, primarily due to certain hardware and software projects that disposed or were no longer expected to provide a long-term benefit, and $3.4 million related to property and equipment for the year ended December 31, 2020, primarily due to the write-down on surplus land and buildings that exceeded market value, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

NOTE 5 – LEASES

Operating lease commitments:

The following table summarizes Total lease cost for the years ended December 31, 2021, 2020 and 2019, which was primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income (in thousands):

	For the Year Ended
	December 31,
	2021	2020	2019
Operating lease cost	$351,296	$336,156	$320,480
Short-term operating lease cost	7,694	6,131	5,899
Variable operating lease cost	89,065	82,868	76,027
Sublease income	(4,571)	(4,790)	(4,112)
Total lease cost	$443,484	$420,365	$398,294

The following table summarizes other lease related information for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended
	December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$343,749	$334,994
Right-of-use assets obtained in exchange for new operating lease liabilities	257,830	322,712

The following table identifies the future minimum lease payments under all of the Company’s operating leases for each of the next five years, and in the aggregate thereafter, and reconciles to the present value of the “Operating lease liabilities, less current portion” included in the accompanying Consolidated Balance Sheet as of December 31, 2021 (in thousands):

	December 31, 2021
	Related Parties	Non-Related Parties	Total
2022	$4,682	$337,051	$341,733
2023	4,433	317,607	322,040
2024	2,686	287,770	290,456
2025	1,913	249,660	251,573
2026	1,298	212,939	214,237
Thereafter	605	1,049,121	1,049,726
Total operating lease payments	15,617	2,454,148	2,469,765
Less: present value discount	1,150	429,026	430,176
Total operating lease liabilities	14,467	2,025,122	2,039,589
Less: current portion of operating lease liabilities	4,682	333,150	337,832
Operating lease liabilities, less current portion	$9,785	$1,691,972	$1,701,757

See Note 14 for further information concerning the Company’s related party operating leases.

The future minimum lease payments under the Company’s operating leases, in the table above, do not include potential amounts for percentage rent and other variable operating lease related costs and have not been reduced by expected future minimum sublease income under non-cancelable subleases, which was approximately $14.9 million as of December 31, 2021.  The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases was 9.9 years and 3.7%, respectively, as of December 31, 2021.

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

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

Goodwill:

Goodwill is reviewed for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist.  Goodwill is not amortizable for financial statement purposes.  The Company did not record any goodwill impairment during the years ended December 31, 2021, 2020 or 2019.

The following table identifies the changes in goodwill and certain acquisition intangibles, which were included in “Goodwill” on the accompanying Consolidated Balance Sheets for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Goodwill, balance at January 1,	$881,030	$936,814
Change in goodwill related to small acquisitions	493	109
Foreign currency translation	(2,183)	(5,465)
Final purchase price allocation of intangibles related to Mayasa acquisition	—	(50,428)
Goodwill, balance at December 31,	$879,340	$881,030

During the year ended December 31, 2020, as result of the final purchase price allocation of the Mayasa acquisition, $61.5 million of intangible assets and $73.4 million of residual goodwill was recorded as of the acquisition date.

Intangibles other than goodwill:

The following table identifies the components of the Company’s intangible assets, inclusive of foreign currency translation adjustments, which were included in “Other assets, net” on the accompanying Consolidated Balance Sheets for the years ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Cost of	Accumulated	Net	Cost of	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
Finite-lived intangible assets:
Trade names (1)	$8,110	$(3,553)	$4,557	$8,363	$(1,905)	$6,458
Non-compete agreements (2)	6,915	(4,275)	2,640	7,183	(2,713)	4,470
Other intangible assets (3)	11,832	(4,181)	7,651	12,200	(2,242)	9,958
Total finite-lived intangible assets	26,857	(12,009)	14,848	27,746	(6,860)	20,886

Indefinite-lived intangible assets:
Trade names	34,348	—	34,348	35,420	—	35,420

Total intangible assets	$61,205	$(12,009)	$49,196	$63,166	$(6,860)	$56,306
(1)	Weighted-average remaining useful life of approximately 3.6 years as of December 31, 2021.
(2)	Weighted-average remaining useful life of approximately 2.6 years as of December 31, 2021.
(3)	Includes internally-developed software and customer relationships and has an estimated weighted-average remaining useful life of approximately 6.9 years as of December 31, 2021.

During the year ended December 31, 2020, the Company recorded finite-lived and indefinite-lived intangible assets, related to trade names from the Mayasa acquisition, in the amounts of $8.5 million and $36.0 million, respectively.  During the year ended December 31, 2020, the Company recorded other finite-lived intangible assets, related to internally-developed software and customer relationships from the Mayasa acquisition, in the amount of $12.4 million.  During the years ended December 31, 2021 and 2020, the Company recorded non-compete agreement assets in conjunction with small acquisitions, including the acquisition of Mayasa, in the amounts of less than $0.1 million and $4.7 million, respectively.  Other than the non-compete agreement assets, the Company did not record additional finite-lived or indefinite-lived intangible assets during the year ended December 31, 2021.

For the years ended December 31, 2021, 2020 and 2019, the Company recorded aggregate amortization expense related to its intangible assets in the amounts of $4.9 million, $5.3 million and $0.3 million, respectively.

The following table identifies the estimated amortization expense of the Company’s intangibles for each of the next five years, and the aggregate thereafter, and reconciles to net, finite-lived intangible assets included in “Other assets, net” on the accompanying Consolidated Balance Sheets  as of December 31, 2021 (in thousands):

December 31, 2021
Amortization Expense
2022	$5,227
2023	2,658
2024	1,372
2025	1,366
2026	1,341
Thereafter	2,884
Total net, finite-lived intangible assets	$14,848

NOTE 7 – FINANCING

The following table identifies the amounts of the Company’s financing facilities, which were included in “Long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
4.625% Senior Notes due 2021, effective interest rate of 4.643%	$—	$300,000
3.800% Senior Notes due 2022, effective interest rate of 3.845%	300,000	300,000
3.850% Senior Notes due 2023, effective interest rate of 3.851%	300,000	300,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
Total principal amount of debt	3,850,000	4,150,000
Less: Unamortized discount and debt issuance costs	23,022	26,783
Total long-term debt	$3,826,978	$4,123,217

The following table identifies the principal maturity payments of the Company’s financing facilities for each of the next five years, and in the aggregate thereafter, as of December 31, 2021 (in thousands):

December 31, 2021
Scheduled Maturities
2022	$300,000
2023	300,000
2024	—
2025	—
2026	500,000
Thereafter	2,750,000
Total principal amount of debt	$3,850,000

Unsecured revolving credit facility:

The Company is party to a new credit agreement dated June 15, 2021 (the “Credit Agreement”).  The Credit Agreement provides for a five-year $1.8 billion unsecured revolving credit facility (the “Revolving Credit Facility”) arranged by JPMorgan Chase Bank, N.A., which is scheduled to mature in June of 2026.  The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility.  As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $900 million, provided that the aggregate amount of the commitments does not exceed $2.7 billion at any time.

In conjunction with the closing of the Credit Agreement, the Company’s previous credit agreement, which was originally entered into on April 5, 2017, was terminated (the “Terminated Credit Agreement”), and all outstanding loans and commitments under the Terminated Credit Agreement were terminated and replaced by the loans and commitments under the Credit Agreement.

As of December 31, 2021 and 2020, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, in the amounts of $84.0 million and $66.4 million, respectively, reducing the aggregate availability under the Revolving Credit Facility by those amounts.  Substantially all of the outstanding letters of credit have a one-year term from the date of issuance.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the Credit Agreement) plus an applicable margin, which will vary from 0.000% to 0.250% in the case of loans bearing interest at the Alternate Base Rate and 0.680% to 1.250% in the case of loans bearing interest at the Adjusted LIBO Rate, in each case based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments, varying from 0.070% to 0.250% per annum.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of December 31, 2021, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments and five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders.  As of December 31, 2021, the Company remained in compliance with all covenants under the Credit Agreement.

Senior notes:

On June 15, 2021, the Company redeemed its $300 million aggregate principal amount of unsecured 4.625% Senior Notes due 2021 at a redemption price of $300 million, plus accrued and unpaid interest up to, but not including, the date of redemption.

As of December 31, 2021, the Company has issued and has outstanding a cumulative $3.9 billion aggregate principal amount of unsecured senior notes, which are due between 2022 and 2031, with UMB Bank, N.A. and U.S. Bank Trust Company as trustees.  Interest on the senior notes, ranging from 1.750% to 4.350%, is payable semi-annually and is computed on the basis of a 360-day year.  The $300 million aggregate principal amount of 3.800% Senior Notes due 2022 were included in “Long-term debt” on the accompanying Consolidated Balance Sheet as of December 31, 2021, as the Company has the ability and intent to refinance these notes on a long-term basis.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of December 31, 2021.

NOTE 8 – WARRANTIES

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020.  The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Warranty liabilities, balance at January 1,	$65,886	$61,069
Warranty claims	(126,632)	(109,684)
Warranty accruals	137,960	114,526
Foreign currency translation	(15)	(25)
Warranty liabilities, balance at December 31,	$77,199	$65,886

NOTE 9 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program.  Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  As announced on February 10, 2021, May 27, 2021, and November 17, 2021, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.0 billion, $1.5 billion and $1.5 billion, respectively, resulting in a cumulative authorization amount of $18.8 billion.  Each additional authorization is effective for a three-year period, beginning on its respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the years ended December 31, 2021 and 2020 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2021	2020
Shares repurchased	4,537	4,832
Average price per share	$545.78	$431.93
Total investment	$2,476,003	$2,087,146

As of December 31, 2021, the Company had $2.01 billion remaining under its share repurchase program.  Subsequent to the end of the year and through February 28, 2022, the Company repurchased an additional 0.6 million shares of its common stock under its share repurchase program, at an average price of $656.52, for a total investment of $424.1 million.  The Company has repurchased a total of 86.2 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through February 28, 2022, at an average price of $199.17, for a total aggregate investment of $17.2 billion.  As of February 28, 2022, we had approximately $1.6 billion remaining under our share repurchase program.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes adjustments for foreign currency translations.  The table below summarizes activity for changes in accumulated other comprehensive income included in “Accumulated other comprehensive (loss) income” on the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income (Loss)
Accumulated other comprehensive income, balance at December 31, 2019	$4,890	$4,890
Change in accumulated other comprehensive loss	(7,045)	(7,045)
Accumulated other comprehensive loss, balance at December 31, 2020	$(2,155)	$(2,155)
Change in accumulated other comprehensive loss	(4,644)	(4,644)
Accumulated other comprehensive loss, balance at December 31, 2021	$(6,799)	$(6,799)
(1)	Foreign currency is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 11 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Year Ended
	December 31,
	2021	2020	2019
Sales to do-it-yourself customers	$7,643,832	$6,684,183	$5,612,390
Sales to professional service provider customers	5,368,657	4,647,189	4,369,541
Other sales and sales adjustments	315,074	273,121	168,054
Total sales	$13,327,563	$11,604,493	$10,149,985

As of December 31, 2021 and 2020, the Company had recorded a deferred revenue liability of $3.4 million and $4.5 million, respectively, related to its loyalty program, which were included in “Other liabilities” on the accompanying Consolidated Balance

Sheets.  During the years ended December 31, 2021, 2020 and 2019, the Company recognized $13.6 million, $14.4 million and $15.6 million, respectively, of revenue related to its loyalty program, which were included in “Sales” on the accompanying Consolidated Statements of Income.

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

The table below identifies the shares that have been authorized for issuance and the shares available for future issuance under the Company plans, as of December 31, 2021 (in thousands):

	December 31, 2021
	Total Shares Authorized for	Shares Available for Future
Plans	Issuance under the Plans	Issuance under the Plans
Incentive Plans	35,650	5,742
Employee Stock Purchase Plan	4,250	469
Profit Sharing and Savings Plan	4,200	349

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

The table below identifies the employee stock option activity under these plans during the year ended December 31, 2021:

			Average		Aggregate
	Shares	Weighted- Average	Remaining		Intrinsic Value
	(in thousands)	Exercise Price	Contractual Terms		(in thousands)
Outstanding at December 31, 2020	1,500	$248.52
Granted	134	491.71
Exercised	(404)	167.78
Forfeited or expired	(24)	372.95
Outstanding at December 31, 2021	1,206	$300.09	5.8	Years	$489,893
Vested or expected to vest at December 31, 2021	1,182	$297.47	5.7	Years	$483,286
Exercisable at December 31, 2021	802	$249.13	4.7	Years	$366,680

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

The table below identifies the weighted-average assumptions used for stock options awarded by the Company during the years ended December 31, 2021, 2020 and 2019:

	December 31,
	2021		2020		2019
Risk free interest rate	0.82%		0.86%		2.26%
Expected life	5.9	Years	5.9	Years	5.7	Years
Expected volatility	30.0%		26.4%		25.1%
Expected dividend yield	—%		—%		—%

The following table summarizes activity related to stock options awarded by the Company for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended
	December 31,
	2021	2020	2019
Compensation expense for stock options awarded (in thousands)	$20,035	$18,435	$18,044
Income tax benefit from compensation expense related to stock options (in thousands)	4,989	4,620	4,436
Total intrinsic value of stock options exercised (in thousands)	163,722	79,451	117,489
Cash received from exercise of stock options (in thousands)	67,761	46,282	46,106
Weighted-average grant-date fair value of options awarded	$146.57	$106.76	$105.37
Weighted-average remaining contractual life of exercisable options (in years)	4.7	4.5	4.6

At December 31, 2021, the remaining unrecognized compensation expense related to unvested stock option awards was $29.9 million, and the weighted-average period of time, over which this cost will be recognized, is 2.4 years.

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

The table below identifies employee restricted stock activity under these plans during the year ended December 31, 2021 (in thousands, except per share data):

		Weighted-Average Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2020	4	$358.58
Granted during the period	1	451.84
Vested during the period (1)	(2)	430.04
Forfeited during the period	—	—
Non-vested at December 31, 2021	3	$419.47
(1)	Includes less than one thousand shares withheld to cover employees’ taxes upon vesting.

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

The table below identifies non-employee director restricted stock activity under these plans during the year ended December 31, 2021 (in thousands, except per share data):

		Weighted-Average Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2020	4	$371.46
Granted during the period	1	559.53
Vested during the period	(3)	556.74
Forfeited during the period	—	—
Non-vested at December 31, 2021	2	$508.45

The following table summarizes activity related to restricted stock awarded by the Company for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2021	2020	2019
Compensation expense for restricted shares awarded	$1,602	$1,488	$1,387
Income tax benefit from compensation expense related to restricted shares	$399	$373	$341
Total fair value of restricted shares at vest date	$2,815	$1,591	$1,633
Shares awarded under the plans	3	4	4
Weighted-average grant-date fair value of shares awarded under the plans	$509.24	$412.67	$355.91

At December 31, 2021, the remaining unrecognized compensation expense related to unvested restricted share awards was $0.4 million, and the weighted-average period of time, over which this cost will be recognized, is 0.3 years.

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

The table below summarizes activity related to the Company’s ESPP for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2021	2020	2019
Compensation expense for shares issued under the ESPP	$3,019	$2,824	$2,490
Income tax benefit from compensation expense related to shares issued under the ESPP	$752	$708	$612
Shares issued under the ESPP	36	45	43
Weighted-average price of shares issued under the ESPP	$473.22	$353.04	$329.69

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned.  The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the years ended December 31, 2021, 2020 or 2019.  The Company expensed matching contributions under the 401(k) Plan in the amounts of $32.5 million, $31.0 million and $27.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Nonqualified deferred compensation plan:

The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code.  The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation, that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan.  An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned.  In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors.  The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period.  The timing related to the ultimate payment of these future share-based compensation related payments cannot be determined.  The liability for compensation deferred under the Deferred Compensation Plan was $52.5 million and $40.4 million as of December 31, 2021 and 2020, respectively, which were included in “Other liabilities” on the Consolidated Balance Sheets.  The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.2 million for each of the years ended December 31, 2021, 2020 and 2019, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Stock appreciation rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  There were 9,811 and 8,149 stock appreciation rights outstanding as of December 31, 2021 and 2020, respectively.  During the year ended December 31, 2021, there were 1,662 stock appreciation rights granted.  The liability for compensation to be paid for the future redemption of stock appreciation rights was $1.3 million and $0.3 million as of December 31, 2021 and 2020, respectively, which were included in “Other liabilities” on the Consolidated Balance Sheets.  The Company expensed compensation expense for stock appreciation rights in the amounts of $1.0 million and $0.3 million and less than $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

NOTE 13 – COMMITMENTS

Construction commitments:

As of December 31, 2021, the Company had purchase obligations for construction contract commitments in the amount of $33.8 million.

Letters of credit commitments:

As of December 31, 2021, the Company had outstanding letters of credit, primarily to satisfy workers’ compensation, general liability and other insurance policies, in the amount of $84.0 million.  See Note 7 for further information concerning the Company’s letters of credit commitments.

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

Renewable energy tax credit equity investments:

The Company has entered into an agreement to make capital contributions to certain tax credit equity investments for the purpose of receiving renewable energy tax credits.  As of December 31, 2021, the Company is required to make capital contributions totaling $5.7 million upon achievement of project milestones by the solar or wind energy farms, the timing of which is variable and outside of the Company’s control.

NOTE 14 – RELATED PARTIES

The Company leases certain land and buildings related to 71 of its O’Reilly Auto Parts stores and one surplus property under fifteen- or twenty-year operating lease agreements with entities that include one or more of the Company’s affiliated directors or members of an affiliated director’s immediate family.  Generally, these lease agreements provide for renewal options for an additional five years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreements.  Lease payments under these operating leases totaled $4.7 million for each of the years ended December 31, 2021, 2020 and 2019.  The Company believes that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.  See Note 5 for further information concerning the Company’s operating leases.

NOTE 15 – INCOME TAXES

The following table identifies components of income from continuing operations before income taxes  included in “Income before income taxes” on the accompanying Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Year Ended
	December 31,
	2021	2020	2019
Domestic	$2,770,485	$2,260,385	$1,790,207
International	11,429	6,020	122
Income before income taxes	$2,781,914	$2,266,405	$1,790,329

Provision for income taxes:

The following tables reconcile the amounts included in “Provision for income taxes” on the accompanying Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Year Ended
	December 31,
	2021	2020	2019
Current:
Federal income tax expense	$485,988	$401,331	$315,061
State income tax expense	104,837	97,085	62,795
International income tax expense	6,021	3,306	273
Total current	596,846	501,722	378,129

Deferred:
Federal income tax expense	20,543	16,749	19,367
State income tax (benefit) expense	2,432	(2,865)	2,027
International income tax benefit	(2,592)	(1,503)	(236)
Total deferred	20,383	12,381	21,158

Net income tax expense	$617,229	$514,103	$399,287

The following table outlines the reconciliation of the “Provision for income taxes” amounts included on the accompanying Consolidated Statements of Income to the amounts computed at the federal statutory rate for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the Year Ended
	December 31,
	2021	2020	2019
Federal income taxes at statutory rate	$584,202	$474,681	$375,942
State income taxes, net of federal tax benefit	90,360	76,810	54,739
Excess tax benefit from share-based compensation	(35,202)	(16,918)	(25,992)
Benefit from investment in renewable energy tax credits	(18,592)	(17,904)	(875)
Other items, net	(3,539)	(2,566)	(4,527)
Total provision for income taxes	$617,229	$514,103	$399,287

The Company has invested in tax credit equity investments for the purposes of receiving renewable energy tax credits.  During the years ended December 31, 2021, 2020 and 2019, the Company recognized investment tax credits in the amount of $177.1 million, $170.5 million and $8.5 million, respectively, all of which were realized through reductions in cash income taxes paid and were reflected as a component of the change in Income taxes payable on the accompanying Consolidated Statements of Cash Flows for the respective years.  See Note 1 for further information concerning the Company’s investment in tax credit funds.

Deferred income tax assets and liabilities:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include the tax effect of carryforwards.

The following table identifies significant components of the Company’s net deferred tax liabilities included in “Deferred income taxes” on the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$1,538	$1,574
Tax credits	284	1,444
Other accruals	142,714	143,387
Operating lease liability	513,492	513,134
Other	16,117	16,594
Total deferred tax assets	674,145	676,133

Deferred tax liabilities:
Inventories	64,562	79,326
Property and equipment	212,649	194,000
Operating lease asset	496,996	498,042
Other	75,150	60,664
Total deferred tax liabilities	849,357	832,032

Net deferred tax liabilities	$(175,212)	$(155,899)

As of December 31, 2021, the Company had tax credit carryforwards available for state tax purposes, net of federal impact, in the amount of $0.3 million, which generally expire in 2024.

Unrecognized tax benefits:

The following table summarizes the changes in the gross amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Unrealized tax benefit, balance at January 1,	$30,967	$31,475	$33,766
Additions based on tax positions related to the current year	5,446	4,795	4,627
Payments related to items settled with taxing authorities	(2,570)	—	(443)
Reductions due to the lapse of statute of limitations and settlements	(6,996)	(5,303)	(6,475)
Unrealized tax benefit, balance at December 31,	$26,847	$30,967	$31,475

For the years ended December 31, 2021, 2020 and 2019, the Company recorded a reserve for unrecognized tax benefits, including interest and penalties, in the amounts of $30.7 million, $35.9 million and $36.6 million, respectively.  The timing related to the ultimate resolution or settlement of these uncertain tax positions cannot be determined.  All of the unrecognized tax benefits recorded as of December 31, 2021, 2020 and 2019, respectively, would affect the Company’s effective tax rate if recognized, generally net of the federal tax effect of approximately $6.4 million.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2021, 2020 and 2019, the Company had accrued approximately $3.8 million, $5.0 million and $5.1 million, respectively, of interest and penalties related to uncertain tax positions before the benefit of the deduction for interest on state and federal returns.  During the years ended December 31, 2021, 2020 and 2019, the Company recorded tax expense related to an increase in its liability for interest and penalties in the amounts of $1.6 million, $2.2 million and $2.7 million, respectively.  Although unrecognized tax benefits for individual tax positions may increase or decrease during 2022, the Company expects a reduction of $5.5 million of unrecognized tax benefits during the one-year period subsequent to December 31, 2021, resulting from settlement or expiration of the statute of limitations.

The Company’s United States federal income tax returns for tax years 2018 and beyond remain subject to examination by the Internal Revenue Service (“IRS”).  The IRS concluded an examination of the O’Reilly consolidated 2014, 2015 and 2016 federal income tax returns in the third quarter of 2018.  The Company’s state income tax returns remain subject to examination by various state authorities for tax years ranging from 2010 through 2020.

NOTE 16 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2021	2020	2019
Numerator (basic and diluted):
Net income	$2,164,685	$1,752,302	$1,391,042

Denominator:
Weighted-average common shares outstanding – basic	68,967	73,817	76,985
Effect of stock options (1)	644	645	803
Weighted-average common shares outstanding – assuming dilution	69,611	74,462	77,788

Earnings per share:
Earnings per share-basic	$31.39	$23.74	$18.07
Earnings per share-assuming dilution	$31.10	$23.53	$17.88

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	111	291	229
Weighted-average exercise price per share of antidilutive stock options (1)	$479.90	$393.42	$368.11
(1)	See Note 12 for further information concerning the terms of the Company’s share-based compensation plans.

See Note 9 for information concerning the Company’s subsequent share repurchases.

NOTE 17 – QUARTERLY RESULTS (Unaudited)

The following tables set forth certain quarterly unaudited operating data for the fiscal years ended December 31, 2021 and 2020.  The unaudited quarterly information includes all adjustments, which the Company considers necessary for a fair presentation of the information shown (in thousands, except per share data):

	Fiscal 2021
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Sales	$3,090,899	$3,465,601	$3,479,570	$3,291,493
Gross profit	1,640,795	1,826,378	1,818,240	1,734,536
Operating income	691,105	795,583	754,599	675,881
Net income	501,609	585,451	558,652	518,973
Earnings per share – basic (1)	$7.13	$8.41	$8.14	$7.71
Earnings per share – assuming dilution (1)	$7.06	$8.33	$8.07	$7.64

	Fiscal 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Sales	$2,476,487	$3,091,595	$3,207,638	$2,828,773
Gross profit	1,295,906	1,637,180	1,680,468	1,472,138
Operating income	423,561	736,490	725,013	534,272
Net income	300,438	531,667	527,252	392,945
Earnings per share – basic (1)	$4.00	$7.16	$7.13	$5.45
Earnings per share – assuming dilution (1)	$3.97	$7.10	$7.07	$5.40
(1)	Earnings per share amounts are computed independently for each quarter and annual period. The quarterly earnings per share amounts may not sum to equal the full-year earnings per share amount.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework).  Based on this assessment, management believes that as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included in Item 8 of this annual report on Form 10-K.

Item 9B.  Other Information

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information required by Part III is incorporated by reference from the Company’s Proxy Statement on Schedule 14A for the 2022 Annual Meeting of Shareholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the end of the Company’s most recent fiscal year.  Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Company’s Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

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

The Board of Directors has established an Audit Committee pursuant to Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee currently consists of Jay D. Burchfield, Thomas T. Hendrickson, John R. Murphy, Dana M. Perlman, Maria A. Sastre, Andrea M. Weiss and Fred Whitfield, each an independent director in accordance with The Nasdaq Stock Market Marketplace Rule 5605(a)(2), the standards of Rule 10A-3 of the Exchange Act and the requirements of The Nasdaq Stock Market Marketplace Rule 5605(c)(2).  In addition, our Board of Directors has determined that Mr. Hendrickson, Chairperson of the Audit Committee, qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

Item 11.  Executive Compensation

Director and Officer Compensation:

The information required by Item 402 of Regulation S-K will be included in the Company’s Proxy Statement under the captions “Compensation of Executive Officers” and “Compensation of Directors” and is incorporated herein by reference.

Human Capital and Compensation Committee:

The information required by Item 407(e)(4) and (e)(5) of Regulation S-K will be included in the Company’s Proxy Statement under the captions “Human Capital and Compensation Committee Interlocks and Insider Participation” and “Human Capital and Compensation Committee Report” and is incorporated herein by reference.

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

1.	Financial Statements - O’Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders’ Report of the registrant for the year ended December 31, 2021, are filed with this Annual Report in Part II, Item 8:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm – Financial Statements

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements for the years ended December 31, 2021, 2020 and 2019

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

4.3	Form of 3.800% Note due 2022, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 21, 2012, is incorporated herein by this reference.
4.4

Indenture, dated as of June 20, 2013, by and among O’Reilly Automotive, Inc., the subsidiaries party thereto as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2013, is incorporated herein by this reference.

4.5	Form of 3.850% Note due 2023, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2013, is incorporated herein by this reference.
4.6

Indenture, dated as of March 8, 2016, by and among O’Reilly Automotive, Inc., the subsidiaries party thereto as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 8, 2016, is incorporated herein by this reference.

4.7

Supplemental Indenture, dated as of March 8, 2016, by and among O’Reilly Automotive, Inc., the subsidiaries party thereto as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 8, 2016, is incorporated herein by this reference.

Exhibit No.	Description

4.8	Form of 3.550% Note due 2026, included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 8, 2016, is incorporated herein by this reference.
4.9

Second Supplemental Indenture, dated as of August 17, 2017, by and between O’Reilly Automotive, Inc. and UMB Bank N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2017, is incorporated herein by this reference.

4.10	Form of Note for 3.600% Senior Notes due 2027, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2017, is incorporated herein by this reference.
4.11

Third Supplemental Indenture, dated as of May 17, 2018, by and between O’Reilly Automotive, Inc. and UMB Bank N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2018, is incorporated herein by this reference.

4.12	Form of Note for 4.350% Senior Notes due 2028, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2018, is incorporated herein by this reference.
4.13

Indenture, dated as of May 20, 2019, by and between O’Reilly Automotive, Inc. and U.S. Bank Trust Company National Association (formerly known as U.S. Bank National Association), as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2019, is incorporated herein by this reference.

4.14

First Supplemental Indenture, dated as of May 20, 2019, by and between O’Reilly Automotive, Inc. and U.S. Bank Trust Company National Association (formerly known as U.S. Bank National Association), as Trustee, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 20, 2019, is incorporated herein by this reference.

4.15	Form of Note for 3.900% Senior Notes due 2029, included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 20, 2019, is incorporated herein by this reference.
4.16

Description of Capital Stock Exchange Act Section 12 Registered Securities of O’Reilly Automotive, Inc., filed as Exhibit 4.20 to the Registrant’s Annual Shareholders’ Report on Form 10-K dated February 28, 2020, is incorporated herein by this reference.

4.17

Second Supplemental Indenture, dated as of March 27, 2020, by and between O’Reilly Automotive, Inc. and U.S. Bank Trust Company National Association (formerly known as U.S. Bank National Association), as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2020, is incorporated herein by this reference.

4.18	Form of Note for 4.200% Senior Notes due 2030, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2020, is incorporated herein by this reference.
4.19

Third Supplemental Indenture, dated as of September 23, 2020, by and between O’Reilly Automotive, Inc. and U.S. Bank Trust Company National Association (formerly known as U.S. Bank National Association), as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2020, is incorporated herein by this reference.

4.20	Form of Note for 1.750% Senior Notes due 2031, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2020, is incorporated herein by this reference.
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

10.5 (a)	O’Reilly Automotive, Inc. Deferred Compensation Plan, filed as Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q dated May 15, 1998, is incorporated herein by this reference.

Exhibit No.	Description

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

Exhibit No.	Description

10.23 (a)

O’Reilly Automotive, Inc. Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, filed as Exhibit 10.23 to the Registrant’s Annual Shareholders’ Report on Form 10-K dated February 26, 2021, is incorporated herein by this reference.

10.24 (a)

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

O’REILLY AUTOMOTIVE, INC.
(Registrant)

Date:	February 28, 2022

By:	/s/	Gregory D. Johnson
Gregory D. Johnson
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:	February 28, 2022

	/s/	Greg Henslee	/s/	David O’Reilly
	Greg Henslee		David O’Reilly
	Director and Executive Chairman of the Board		Director and Executive Vice Chairman of the Board

	/s/	Larry O’Reilly	/s/	Jay D. Burchfield
	Larry O’Reilly		Jay D. Burchfield
	Director and Vice Chairman of the Board		Director

	/s/	Thomas T. Hendrickson	/s/	John R. Murphy
	Thomas T. Hendrickson		John R. Murphy
	Director		Director

	/s/	Dana M. Perlman	/s/	Maria A. Sastre
	Dana M. Perlman		Maria A. Sastre
	Director		Director

	/s/	Andrea M. Weiss	/s/	Fred Whitfield
	Andrea M. Weiss		Fred Whitfield
	Director		Director

	/s/	Gregory D. Johnson	/s/	Thomas McFall
	Gregory D. Johnson		Thomas McFall
	President and		Executive Vice President and
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)