Form 10-Q
period 2022-03-31
O REILLY AUTOMOTIVE INC
filed 2022-05-09
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value - 65,725,434 shares outstanding as of May 2, 2022.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$191,546	$362,113
Accounts receivable, net	305,358	272,562
Amounts receivable from suppliers	99,016	113,112
Inventory	3,845,881	3,686,383
Other current assets	81,580	70,092
Total current assets	4,523,381	4,504,262

Property and equipment, at cost	7,046,707	6,948,038
Less: accumulated depreciation and amortization	2,810,080	2,734,523
Net property and equipment	4,236,627	4,213,515

Operating lease, right-of-use assets	1,976,018	1,982,478
Goodwill	881,773	879,340
Other assets, net	142,590	139,112
Total assets	$11,760,389	$11,718,707

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$4,943,283	$4,695,312
Self-insurance reserves	137,627	128,794
Accrued payroll	93,623	107,588
Accrued benefits and withholdings	139,392	234,872
Income taxes payable	128,302	—
Current portion of operating lease liabilities	334,884	337,832
Other current liabilities	393,762	370,217
Total current liabilities	6,170,873	5,874,615

Long-term debt	3,827,891	3,826,978
Operating lease liabilities, less current portion	1,698,787	1,701,757
Deferred income taxes	180,612	175,212
Other liabilities	210,499	206,568

Shareholders’ deficit:
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
65,919,929 as of March 31, 2022, and
67,029,042 as of December 31, 2021	659	670
Additional paid-in capital	1,309,071	1,305,508
Retained deficit	(1,636,267)	(1,365,802)
Accumulated other comprehensive loss	(1,736)	(6,799)
Total shareholders’ deficit	(328,273)	(66,423)

Total liabilities and shareholders’ deficit	$11,760,389	$11,718,707

Note:  The balance sheet at December 31, 2021, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2022	2021
Sales	$3,296,011	$3,090,899
Cost of goods sold, including warehouse and distribution expenses	1,587,939	1,450,104
Gross profit	1,708,072	1,640,795

Selling, general and administrative expenses	1,038,542	949,690
Operating income	669,530	691,105

Other income (expense):
Interest expense	(34,841)	(37,506)
Interest income	510	537
Other, net	(1,938)	1,691
Total other expense	(36,269)	(35,278)

Income before income taxes	633,261	655,827
Provision for income taxes	151,381	154,218
Net income	$481,880	$501,609

Earnings per share-basic:
Earnings per share	$7.24	$7.13
Weighted-average common shares outstanding – basic	66,572	70,383

Earnings per share-assuming dilution:
Earnings per share	$7.17	$7.06
Weighted-average common shares outstanding – assuming dilution	67,190	71,015

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2022	2021
Net income	$481,880	$501,609
Other comprehensive income (loss):
Foreign currency translation adjustments	5,063	(4,143)
Total other comprehensive income (loss)	5,063	(4,143)

Comprehensive income	$486,943	$497,466

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	For the Three Months Ended March 31, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at December 31, 2021	67,029	$670	$1,305,508	$(1,365,802)	$(6,799)	$(66,423)
Net income	—	—	—	481,880	—	481,880
Total other comprehensive loss	—	—	—	—	5,063	5,063
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	8	—	4,882	—	—	4,882
Net issuance of common stock upon exercise of stock options	50	1	15,438	—	—	15,439
Share-based compensation	—	—	6,094	—	—	6,094
Share repurchases, including fees	(1,167)	(12)	(22,851)	(752,345)	—	(775,208)
Balance at March 31, 2022	65,920	$659	$1,309,071	$(1,636,267)	$(1,736)	$(328,273)

	For the Three Months Ended March 31, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2020	71,123	$711	$1,280,841	$(1,139,139)	$(2,155)	$140,258
Net income	—	—	—	501,609	—	501,609
Total other comprehensive loss	—	—	—	—	(4,143)	(4,143)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	11	—	4,090	—	—	4,090
Net issuance of common stock upon exercise of stock options	76	1	9,844	—	—	9,845
Share-based compensation	—	—	5,912	—	—	5,912
Share repurchases, including fees	(1,475)	(15)	(26,654)	(637,879)	—	(664,548)
Balance at March 31, 2021	69,735	$697	$1,274,033	$(1,275,409)	$(6,298)	$(6,977)

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net income	$481,880	$501,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	82,923	79,757
Amortization of debt discount and issuance costs	1,102	1,070
Deferred income taxes	5,031	10,551
Share-based compensation programs	6,533	6,292
Other	1,007	920
Changes in operating assets and liabilities:
Accounts receivable	(33,678)	(37,917)
Inventory	(158,387)	30,915
Accounts payable	247,280	134,091
Income taxes payable	138,228	138,196
Other	(82,033)	25,188
Net cash provided by operating activities	689,886	890,672

Investing activities:
Purchases of property and equipment	(103,990)	(94,879)
Proceeds from sale of property and equipment	3,157	2,097
Investment in tax credit equity investments	(4,080)	(6)
Other	(68)	(969)
Net cash used in investing activities	(104,981)	(93,757)

Financing activities:
Repurchases of common stock	(775,208)	(664,548)
Net proceeds from issuance of common stock	19,939	13,557
Other	(350)	(313)
Net cash used in financing activities	(755,619)	(651,304)

Effect of exchange rate changes on cash	147	(371)
Net (decrease) increase in cash and cash equivalents	(170,567)	145,240
Cash and cash equivalents at beginning of the period	362,113	465,640
Cash and cash equivalents at end of the period	$191,546	$610,880

Supplemental disclosures of cash flow information:
Income taxes paid	$8,584	$5,567
Interest paid, net of capitalized interest	31,514	37,485

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities.  As of March 31, 2022, the Company had invested in four unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.  The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $24.1 million as of March 31, 2022, and was included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2022, and

December 31, 2021.  The Company recorded a decrease in fair value related to its marketable securities in the amount of $2.8 million and an increase in fair value related to its marketable securities in the amount of $1.5 million for the three months ended March 31, 2022 and 2021, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of March 31, 2022, and December 31, 2021 (in thousands):

March 31, 2022
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$53,370	$—	$—	$53,370

December 31, 2021
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$52,456	$—	$—	$52,456

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of March 31, 2022, and December 31, 2021, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2022, and December 31, 2021.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of March 31, 2022, and December 31, 2021, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$3,827,891	$3,846,099	$3,826,978	$4,135,629

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

NOTE 4 – LEASES

The Company leases certain office space, retail stores, distribution centers and equipment under long-term, non-cancelable operating leases.  The following table summarizes Total lease cost for the three months ended March 31, 2022 and 2021, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Operating lease cost	$89,709	$87,219
Short-term operating lease cost	2,777	1,933
Variable operating lease cost	23,457	21,944
Sublease income	(1,145)	(1,198)
Total lease cost	$114,798	$109,898

The following table summarizes other lease-related information for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$89,829	$84,415
Right-of-use assets obtained in exchange for new operating lease liabilities	63,934	110,567

NOTE 5 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2022, and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
3.800% Senior Notes due 2022, effective interest rate of 3.845%	$300,000	$300,000
3.850% Senior Notes due 2023, effective interest rate of 3.851%	300,000	300,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
Total principal amount of debt	3,850,000	3,850,000
Less: Unamortized discount and debt issuance costs	22,109	23,022
Total long-term debt	$3,827,891	$3,826,978

Unsecured revolving credit facility:

The Company is party to a credit agreement dated June 15, 2021 (the “Credit Agreement”).  The Credit Agreement provides for a five-year $1.8 billion unsecured revolving credit facility (the “Revolving Credit Facility”) arranged by JPMorgan Chase Bank, N.A., which is scheduled to mature in June of 2026.  The Credit Agreement includes a $200 million sub-limit for the issuance of letters of credit and a $75 million sub-limit for swing line borrowings under the Revolving Credit Facility.  As described in the Credit Agreement governing the Revolving Credit Facility, the Company may, from time to time, subject to certain conditions, increase the aggregate commitments under the Revolving Credit Facility by up to $900 million, provided that the aggregate amount of the commitments does not exceed $2.7 billion at any time.

As of March 31, 2022, and December 31, 2021, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, under the Credit Agreement in the amounts of $78.7 million and $84.0 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.  Substantially all of these outstanding letters of credit have a one-year term from the date of issuance.  As of March 31, 2022, and December 31, 2021, the Company had no outstanding borrowings under its Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the Credit Agreement) plus an applicable margin.  The Credit Agreement includes customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of March 31, 2022, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders.  As of March 31, 2022, the Company remained in compliance with all covenants under the Credit Agreement.

In addition to the letters of credit issued under the Credit Agreement described above, as of March 31, 2022, the Company had outstanding letters of credit, primarily to support obligations under workers’ compensation, general liability and other insurance policies, in the amount of $60.9 million.  Substantially all of these letters of credit have a one-year term from the date of issuance and were not issued under the Company’s Credit Agreement or another committed facility.

Senior notes:

As of March 31, 2022, the Company has issued and outstanding a cumulative $3.9 billion aggregate principal amount of unsecured senior notes, which are due between 2022 and 2031, with UMB Bank, N.A. and U.S. Bank Trust Company as trustees.  Interest on the senior notes, ranging from 1.750% to 4.350%, is payable semi-annually and is computed on the basis of a 360-day year.  The $300 million aggregate principal amount of unsecured 3.800% Senior Notes due 2022 were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2022, as the Company has the ability and intent to refinance these notes on a long-term basis.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of March 31, 2022.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2022, and December 31, 2021; the following table identifies the changes in the Company’s aggregate product warranty liabilities for the three months ended March 31, 2022 (in thousands):

Warranty liabilities, balance at December 31, 2021	$77,199
Warranty claims	(32,247)
Warranty accruals	32,292
Foreign currency translation	15
Warranty liabilities, balance at March 31, 2022	$77,259

NOTE 7 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  As announced on November 17, 2021, the Company’s Board of Directors approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.5 billion, resulting in a cumulative authorization amount of $18.8 billion.  The additional authorization is effective for three years, beginning on its respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2022	2021
Shares repurchased	1,167	1,475
Average price per share	$664.15	$450.65
Total investment	$775,196	$664,533

As of March 31, 2022, the Company had $1.2 billion remaining under its share repurchase authorization.  Subsequent to the end of the first quarter and through May 9, 2022, the Company repurchased 0.5 million additional shares of its common stock under its share repurchase program, at an average price of $644.93, for a total investment of $295.6 million.  The Company has repurchased a total of 87.2 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through May 9, 2022, at an average price of $204.35, for a total aggregate investment of $17.8 billion.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations. The tables below summarize activity for changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at December 31, 2021	$(6,799)	$(6,799)
Change in accumulated other comprehensive income	5,063	5,063
Accumulated other comprehensive loss, balance at March 31, 2022	$(1,736)	$(1,736)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at December 31, 2020	$(2,155)	$(2,155)
Change in accumulated other comprehensive loss	(4,143)	(4,143)
Accumulated other comprehensive loss, balance at March 31, 2021	$(6,298)	$(6,298)
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 9 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Sales to do-it-yourself customers	$1,815,814	$1,781,166
Sales to professional service provider customers	1,399,364	1,239,086
Other sales and sales adjustments	80,833	70,647
Total sales	$3,296,011	$3,090,899

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

The table below identifies stock option activity under these plans during the three months ended March 31, 2022 (in thousands, except per share data):

	Shares	Weighted- Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2021	1,206	$300.09
Granted	90	676.96
Exercised	(50)	311.38
Forfeited or expired	(1)	413.27
Outstanding at March 31, 2022	1,245	$326.81
Exercisable at March 31, 2022	891	$262.06

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the three months ended March 31, 2022 and 2021:

	March 31,
	2022		2021
Risk free interest rate	1.61%		0.85%
Expected life	6.5	Years	6.4	Years
Expected volatility	28.5%		29.9%
Expected dividend yield	—%		—%

The following table summarizes activity related to stock options awarded by the Company for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2022	2021
Compensation expense for stock options awarded	$5,301	$5,262
Income tax benefit from compensation expense related to stock options	1,346	1,296
Weighted-average grant-date fair value of options awarded	$217.68	$144.30

The remaining unrecognized compensation expense related to unvested stock option awards at March 31, 2022, was $44.0 million, and the weighted-average period of time over which this cost will be recognized is 2.8 years.

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

The table below summarizes activity related to the Company’s other share-based compensation plans for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Compensation expense for shares issued under the ESPP	$793	$650
Income tax benefit from compensation expense related to shares issued under the ESPP	201	160
Compensation expense for restricted shares awarded	439	380
Income tax benefit from compensation expense related to restricted awards	$112	$94

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned.  The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the three months ended March 31, 2022 or 2021.  The Company expensed matching contributions under the 401(k) Plan in the amount of $8.6 million and $7.2 million for the three months ended March 31, 2022 and 2021, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:

The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $53.4 million and $52.5 million as of March 31, 2022, and December 31, 2021, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million for each of the three months ended March 31, 2022 and 2021, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Stock appreciation rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  As of March 31, 2022, there were 12,398 stock appreciation rights outstanding, and during the three months ended March 31, 2022, there were 2,587 stock appreciation rights granted.  The liability for compensation to be paid for redeemed stock appreciation rights was $1.2 million and $1.3 million as of March 31, 2022, and December 31, 2021, respectively, which were included in “Other liabilities” on the Condensed Consolidated Balance Sheets.  The Company recorded compensation benefit for stock appreciation rights in the amount of less than $0.1 million and compensation expense for stock appreciation rights in the amount of $0.2 million for the three months ended March 31, 2022 and 2021, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 11 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2022	2021
Numerator (basic and diluted):
Net income	$481,880	$501,609

Denominator:
Weighted-average common shares outstanding – basic	66,572	70,383
Effect of stock options (1)	618	632
Weighted-average common shares outstanding – assuming dilution	67,190	71,015

Earnings per share:
Earnings per share-basic	$7.24	$7.13
Earnings per share-assuming dilution	$7.17	$7.06

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	115	211
Weighted-average exercise price per share of antidilutive stock options (1)	$657.14	$437.90
(1)	See Note 10 for further information concerning the terms of the Company’s share-based compensation plans.

For the three months ended March 31, 2022 and 2021, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

See Note 7 for information concerning the Company’s subsequent share repurchases.

NOTE 12 – LEGAL MATTERS

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

No recent accounting pronouncements or changes in accounting pronouncements have occurred since those discussed in the Company’s

Annual Report on Form 10-K for the year ended December 31, 2021, that are of material significance, or have potential material significance, to the Company.

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

●	an overview of the key drivers and other influences on the automotive aftermarket industry;
●	our results of operations for the three months ended March 31, 2022 and 2021;
●	our liquidity and capital resources;
●	our critical accounting estimates; and
●	recent accounting pronouncements that may affect our Company.

The review of Management’s Discussion and Analysis should be made in conjunction with our condensed consolidated financial statements, related notes and other financial information, forward-looking statements and other risk factors included elsewhere in this quarterly report.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend” or similar words.  In addition, statements contained within this quarterly report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results.  Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the COVID-19 pandemic or other public health crises; the economy in general; inflation; consumer debt levels; product demand; the market for auto parts; competition; weather; tariffs; availability of key products and supply chain disruptions; business interruptions, including terrorist activities, war and the threat of war; failure to protect our brand and reputation; challenges in international markets; volatility of the market price of our common stock; our increased debt levels; credit ratings on public debt; historical growth rate sustainability; our ability to hire and retain qualified employees; risks associated with the performance of acquired businesses; information security and cyber-attacks; and governmental regulations.  Actual results may materially differ from anticipated results described or implied in these forward-looking statements.  Please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, and subsequent Securities and Exchange Commission filings, for additional factors that could materially affect our financial performance.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Our stores also offer enhanced services and programs to our customers, including used oil, oil filter and battery recycling; battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops.  As of March 31, 2022, we operated 5,811 stores in 47 U.S. states and 27 stores in Mexico.

We are influenced by a number of general macroeconomic factors that impact both our industry and consumers, including, but not limited to, inflation, including rising consumer staples, fuel and energy costs, unemployment trends, interest rates and other economic factors.  Future changes, such as continued broad-based inflation and further rapid increases in fuel costs that exceed wage growth, may negatively impact our consumers’ level of disposable income, and we cannot predict the degree these changes, or other future changes, may have on our business or industry.

We believe the key drivers of current and future long-term demand for the products sold within the automotive aftermarket include the number of U.S. miles driven, number of U.S. registered vehicles, new light vehicle registrations and average vehicle age.

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. decreased 13.2% in 2020, as a result of responses to the COIVD-19 pandemic, including work from home arrangements and reduced travel.  However for 2021, miles driven improved and increased 11.2%, and through February of 2022, year-to-date miles driven have continued to improve and increased 7.2%.  Total miles driven can also be impacted by macroeconomic factors, including rapid increases in fuel cost, but we are unable to predict the degree of impact these factors may have on miles driven in the future.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by The Auto Care Association, the total number of registered vehicles increased 12.7% from 2010 to 2020, bringing the number of light vehicles on the road to 281 million by the end of 2020.  In 2021, the rate of new vehicle sales was pressured due to supply chain constraints experienced by manufacturers, and the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was below the historical average at approximately 12.4 million.  The impact of supply chain constraints is expected to continue to limit new vehicle production capacity in 2022, making it difficult to determine the ultimate forecast of new vehicle sales.  However, the current 2022 outlook for the SAAR is estimated to be approximately 13.3 million, which again remains below the historical average.  From 2010 to 2020, vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.7% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 12.3%, from 10.6 years in 2010 to 11.9 years in 2020.  While the annual changes to the vehicle population resulting from new vehicle sales and the fluctuation in vehicle scrappage rates in any given year represent a small percentage of the total light vehicle population and have a muted impact on the total number and average age of vehicles on the road over the short term, we believe our business benefits from the current environment of a new vehicle scarcity and higher than typical used vehicle prices, as consumers are more willing to continue to invest in their current vehicle.

We believe the increase in average vehicle age over the long-term can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains, interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles.  As the average age of vehicles on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty.  These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles.  We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

Inflationary cost pressures impact our business; however, historically we have been successful, in many cases, in reducing the effects of merchandise cost increases, principally by taking advantage of supplier incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying.  To the extent our acquisition costs increase due to base commodity price increases or other input cost increases affecting the entire industry, we have typically been able to pass along these cost increases through higher selling prices for the affected products.  As a result, we do not believe inflation has had a material adverse effect on our operations.

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

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended March 31, 2022, increased $205 million or 7% to $3.30 billion from $3.09 billion for the same period one year ago.  Comparable store sales for stores open at least one year increased 4.8% and 24.8% for the three months ended March 31, 2022 and 2021, respectively.  Comparable store sales are calculated based on the change in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members.  Online sales for ship-to-home orders and pickup in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation.

The following table presents the components of the increase in sales for the three months ended March 31, 2022 (in millions):

Increase in Sales for the
Three Months Ended
March 31, 2022
Compared to the Same
Period in 2021
Store sales:
Comparable store sales	$144
Non-comparable store sales:
Sales for stores opened throughout 2021, excluding stores open at least one year that are included in comparable store sales, and Mexico store sales	43
Sales for stores opened throughout 2022	8
Sales for stores that have closed, including temporarily closed stores	—
Non-store sales:
Includes sales of machinery and sales to independent parts stores and Team Members	10
Total increase in sales	$205

We believe our increased sales are the result of store growth, the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory from our regional distribution centers and hub store network, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.  In addition, despite the global supply chain disruptions that created inventory availability challenges for our industry, during the three months ended March 31, 2022, we believe the strength of our distribution network and our strong supplier relationships allowed us to maintain better in-stock inventory positions than the broader market and contributed to our sales growth.

Our comparable store sales increase for the three months ended March 31, 2022, was driven by increases in average ticket values for both professional service provider and DIY customers, partially offset by negative transaction counts.  Average ticket values benefited from increases in average selling prices, on a same-SKU basis, as compared to the same period in 2021, driven by increases in acquisition costs of inventory, which were passed on in selling prices.  Average ticket values also continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.  The decrease in transaction counts was driven by a challenging comparison to the strong DIY customer transaction counts in the prior year, aided by government stimulus, and unfavorable weather conditions in some of our markets during the quarter, including the late start to spring, partially offset by positive transaction counts from professional service provider customers.

We opened 52 net, new U.S. stores and two new stores in Mexico during the three months ended March 31, 2022, compared to opening 66 net, new U.S. stores during the three months ended March 31, 2021.  As of March 31, 2022, we operated 5,811 stores in 47 U.S. states and 27 stores in Mexico compared to 5,660 stores in 47 U.S. states and 22 stores in Mexico at March 31, 2021.  We anticipate total new store growth to be 175 to 185 net, new store openings in 2022.

Gross profit:

Gross profit for the three months ended March 31, 2022, increased 4% to $1.71 billion (or 51.8% of sales) from $1.64 billion (or 53.1% of sales) for the same period one year ago.  The increase in gross profit dollars for the three months ended March 31, 2022, was primarily the result of new store sales and the increase in comparable store sales at existing stores.  The decrease in gross profit as a percentage of sales for the three months ended March 31, 2022, was primarily due to the impact from the rollout of our professional pricing initiative, which was a strategic investment aimed at ensuring we are more competitively priced on the professional side of our business, and a greater percentage of our total sales mix generated from professional service provider customers, which carry a lower gross margin than DIY sales.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2022, increased 9% to $1.04 billion (or 31.5% of sales) from $950 million (or 30.7% of sales) for the same period one year ago.  The increase in total SG&A dollars for the three months ended March 31, 2022, was the result of additional Team Members, facilities and vehicles to support our increased sales and store count.  The increase in SG&A as a percentage of sales for the three months ended March 31, 2022, was primarily due to inflationary pressures on wages, benefits and fuel costs and increased payroll, as compared to the same period one year ago, when store payroll hours were constrained due to expense control measures in response to the pandemic and the difficult labor environment.

Operating income:

As a result of the impacts discussed above, operating income for the three months ended March 31, 2022, decreased 3% to $670 million (or 20.3% of sales) from $691 million (or 22.4% of sales) for the same period one year ago.

Other income and expense:

Total other expense for the three months ended March 31, 2022, increased 3% to $36 million (or 1.1% of sales) from $35 million (or 1.1% of sales) for the same period one year ago.  The increase in total other expense for the three months ended March 31, 2022, was the result of a decrease in the value of our trading securities, partially offset by decreased interest expense on lower average outstanding borrowings.

Income taxes:

Our provision for income taxes for the three months ended March 31, 2022, decreased 2% to $151 million (23.9% effective tax rate) from $154 million (23.5% effective tax rate) for the same period one year ago.  The decrease in our provision for income taxes for the three months ended March 31, 2022, was the result of lower taxable income, partially offset by lower excess tax benefits from share-based compensation.  The increase in our effective tax rate for the three months ended March 31, 2022, was the result of lower excess tax benefits from share-based compensation.

Net income:

As a result of the impacts discussed above, net income for the three months ended March 31, 2022, decreased 4% to $482 million (or 14.6% of sales) from $502 million (or 16.2% of sales) for the same period one year ago.

Earnings per share:

Our diluted earnings per common share for the three months ended March 31, 2022, increased 2% to $7.17 on 67 million shares from $7.06 on 71 million shares for the same period one year ago.

LIQUIDITY AND CAPITAL RESOURCES

Our long-term business strategy requires capital to open new stores, fund strategic acquisitions, expand distribution infrastructure, operate and maintain our existing stores and may include the opportunistic repurchase of shares of our common stock through our Board-approved share repurchase program.  Our material cash requirements necessary to maintain the current operations of our long-term business strategy include, but are not limited to, inventory purchases, human capital obligations, including payroll and benefits, contractual obligations, including debt and interest obligations, capital expenditures, payment of income taxes and other operational priorities.  We expect to fund our short- and long-term cash and capital requirements with our primary sources of liquidity, which include funds generated from the normal course of our business operations and borrowings under our unsecured revolving credit facility.  However, there can be no assurance that we will continue to generate cash flows or maintain liquidity at or above recent levels, as we are unable to predict decreased demand for our products, changes in customer buying patterns or the impact of the uncertainty and disruption caused by the COVID-19 pandemic.  Additionally, these factors could also impact our ability to meet the debt covenants of our credit agreement and, therefore, negatively impact the funds available under our unsecured revolving credit facility.

There have been no material changes to the contractual obligations, to which we are committed, since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended
	March 31,
Liquidity:	2022	2021
Total cash provided by/(used in):
Operating activities	$689,886	$890,672
Investing activities	(104,981)	(93,757)
Financing activities	(755,619)	(651,304)
Effect of exchange rate changes on cash	147	(371)
Net (decrease) increase in cash and cash equivalents	$(170,567)	$145,240

Capital expenditures	$103,990	$94,879
Free cash flow (1)	579,350	789,780
(1)	Calculated as net cash provided by operating activities, less capital expenditures and excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period.

Operating activities:

The decrease in net cash provided by operating activities during the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to a larger decrease in accrued payroll and benefits, a smaller decrease in net inventory investment and a decrease in net income.  The larger decrease in accrued payroll and benefits was primarily attributable to payroll payments and higher accrued incentive compensation payments in 2022 versus the same period in 2021.  The smaller decrease in net inventory investment was driven by our initiatives to increase store level inventory in 2022.

Investing activities:

The increase in net cash used in investing activities during the three months ended March 31, 2022, compared to the same period in 2021, was the result of an increase in capital expenditures.  The increase in capital expenditures was primarily due to the timing of store and distribution expansion projects in the current period, as compared to the same period in the prior year.

Financing activities:

The increase in net cash used in financing activities during the three months ended March 31, 2022, compared to the same period in 2021, was attributable to an increase in repurchases of our common stock.

Debt instruments:

See Note 5 “Financing” to the Condensed Consolidated Financial Statements for information concerning the Company’s credit agreement, unsecured revolving credit facility, outstanding letters of credit and unsecured senior notes.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of March 31, 2022, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 6.93 times and 6.46 times as of March 31, 2022 and 2021, respectively, and a consolidated leverage ratio of 1.62 times and 1.77 times as of March 31, 2022 and 2021, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended March 31, 2022 and 2021 (dollars in thousands):

		For the Twelve Months Ended
		March 31,
		2022	2021
GAAP net income		$2,144,956	$1,953,473
Add:	Interest expense	142,103	159,246
	Rent expense (1)	375,942	358,653
	Provision for income taxes	614,392	589,099
	Depreciation expense	323,539	311,037
	Amortization expense	7,844	9,392
	Non-cash share-based compensation	24,897	23,164
Non-GAAP EBITDAR		$3,633,673	$3,404,064

	Interest expense	$142,103	$159,246
	Capitalized interest	6,425	9,324
	Rent expense (1)	375,942	358,653
Total fixed charges		$524,470	$527,223

Consolidated fixed charge coverage ratio		6.93	6.46

GAAP debt		$3,827,891	$4,124,168
Add:	Stand-by letters of credit	139,569	84,045
	Discount on senior notes	4,188	4,892
	Debt issuance costs	17,921	20,940
	Five-times rent expense	1,879,710	1,793,265
Non-GAAP adjusted debt		$5,869,279	$6,027,310

Consolidated leverage ratio		1.62	1.77
(1)	The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”) the most directly comparable GAAP financial measure, for the twelve months ended March 31, 2022 and 2021 (in thousands):

Total lease cost, per ASC 842, for the twelve months ended March 31, 2022		$448,384
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the twelve months ended March 31, 2022	72,442
Rent expense for the twelve months ended March 31, 2022		$375,942

Total lease cost, per ASC 842, for the twelve months ended March 31, 2021		$426,126
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the twelve months ended March 31, 2021	67,473
Rent expense for the twelve months ended March 31, 2021		$358,653

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the three months ended March 31, 2022 and 2021 (in thousands):

		For the Three Months Ended
		March 31,
		2022	2021
Cash provided by operating activities		$689,886	$890,672
Less:	Capital expenditures	103,990	94,879
	Excess tax benefit from share-based compensation payments	2,466	6,007
	Investment in tax credit equity investments	4,080	6
Free cash flow		$579,350	$789,780

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

Share repurchase program:

See Note 8 “Share Repurchase Program” to the Consolidated Financial Statements for information on our share repurchase program.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with GAAP requires the application of certain estimates and judgments by management.  Management bases its assumptions, estimates, and adjustments on historical experience, current trends and other factors believed to be relevant at the time the condensed consolidated financial statements are prepared. There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 13 “Recent Accounting Pronouncements” to the Condensed Consolidated Financial Statements for information about recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted LIBO Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of March 31, 2022, we had no outstanding borrowings under our Revolving Credit Facility.

Cash equivalents risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of March 31, 2022, our cash and cash equivalents totaled $191.5 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the period-end exchange rates was $165.7 million at March 31, 2022.  The period-end exchange rate of the Mexican peso, relative to the U.S. dollar, strengthened by approximately 3.2% from December 31, 2021.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at March 31, 2022, would be approximately $15.1 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

Our market risks have not materially changed since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of March 31, 2022, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the three months ended March 31, 2022. The following table identifies all repurchases during the three months ended March 31, 2022, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
January 1, 2022, to January 31, 2022	214	$665.56	214	$1,862,777
February 1, 2022, to February 28, 2022	432	652.03	432	1,581,417
March 1, 2022, to March 31, 2022	521	673.62	521	$1,230,339
Total as of March 31, 2022	1,167	$664.15	1,167
(1)	The authorization under the share repurchase program that currently has capacity is scheduled to expire on November 17, 2024. No other share repurchase programs existed during the three months ended March 31, 2022. See Note 7 “Share Repurchase Program” to the Condensed Consolidated Financial Statements for further information on our share repurchases.

Item 6. Exhibits

Exhibit No.	Description
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

O’REILLY AUTOMOTIVE, INC.

May 9, 2022	/s/	Gregory D. Johnson
Date	Gregory D. Johnson
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2022	/s/	Thomas McFall
Date	Thomas McFall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)