Form 10-Q
period 2022-06-30
O REILLY AUTOMOTIVE INC
filed 2022-08-08
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value - 63,318,293 shares outstanding as of August 1, 2022.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$253,904	$362,113
Accounts receivable, net	330,672	272,562
Amounts receivable from suppliers	123,112	113,112
Inventory	4,005,384	3,686,383
Other current assets	86,800	70,092
Total current assets	4,799,872	4,504,262

Property and equipment, at cost	7,160,583	6,948,038
Less: accumulated depreciation and amortization	2,878,170	2,734,523
Net property and equipment	4,282,413	4,213,515

Operating lease, right-of-use assets	1,965,941	1,982,478
Goodwill	881,299	879,340
Other assets, net	138,164	139,112
Total assets	$12,067,689	$11,718,707

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$5,258,712	$4,695,312
Self-insurance reserves	137,281	128,794
Accrued payroll	106,814	107,588
Accrued benefits and withholdings	148,805	234,872
Income taxes payable	2,080	—
Current portion of operating lease liabilities	341,705	337,832
Other current liabilities	417,792	370,217
Total current liabilities	6,413,189	5,874,615

Long-term debt	4,669,833	3,826,978
Operating lease liabilities, less current portion	1,683,216	1,701,757
Deferred income taxes	203,744	175,212
Other liabilities	205,137	206,568

Shareholders’ equity (deficit):
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
63,752,833 as of June 30, 2022, and
67,029,042 as of December 31, 2021	638	670
Additional paid-in capital	1,286,651	1,305,508
Retained deficit	(2,391,108)	(1,365,802)
Accumulated other comprehensive loss	(3,611)	(6,799)
Total shareholders’ deficit	(1,107,430)	(66,423)

Total liabilities and shareholders’ deficit	$12,067,689	$11,718,707

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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales	$3,670,737	$3,465,601	$6,966,748	$6,556,500
Cost of goods sold, including warehouse and distribution expenses	1,786,019	1,639,223	3,373,958	3,089,327
Gross profit	1,884,718	1,826,378	3,592,790	3,467,173

Selling, general and administrative expenses	1,086,168	1,030,795	2,124,710	1,980,485
Operating income	798,550	795,583	1,468,080	1,486,688

Other income (expense):
Interest expense	(37,384)	(37,657)	(72,225)	(75,163)
Interest income	682	456	1,192	993
Other, net	(4,550)	2,952	(6,488)	4,643
Total other expense	(41,252)	(34,249)	(77,521)	(69,527)

Income before income taxes	757,298	761,334	1,390,559	1,417,161
Provision for income taxes	180,538	175,883	331,919	330,101
Net income	$576,760	$585,451	$1,058,640	$1,087,060

Earnings per share-basic:
Earnings per share	$8.86	$8.41	$16.08	$15.53
Weighted-average common shares outstanding – basic	65,116	69,618	65,840	69,997

Earnings per share-assuming dilution:
Earnings per share	$8.78	$8.33	$15.94	$15.39
Weighted-average common shares outstanding – assuming dilution	65,686	70,264	66,434	70,640

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$576,760	$585,451	$1,058,640	$1,087,060
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,875)	3,707	3,188	(436)
Total other comprehensive (loss) income	(1,875)	3,707	3,188	(436)

Comprehensive income	$574,885	$589,158	$1,061,828	$1,086,624

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	For the Three Months Ended June 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at March 31, 2022	65,920	$659	$1,309,071	$(1,636,267)	$(1,736)	$(328,273)
Net income	—	—	—	576,760	—	576,760
Total other comprehensive loss	—	—	—	—	(1,875)	(1,875)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	11	—	5,692	—	—	5,692
Net issuance of common stock upon exercise of stock options	41	—	10,583	—	—	10,583
Share based compensation	—	—	5,717	—	—	5,717
Share repurchases, including fees	(2,219)	(21)	(44,412)	(1,331,601)	—	(1,376,034)
Balance at June 30, 2022	63,753	$638	$1,286,651	$(2,391,108)	$(3,611)	$(1,107,430)

	For the Six Months Ended June 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at December 31, 2021	67,029	$670	$1,305,508	$(1,365,802)	$(6,799)	$(66,423)
Net income	—	—	—	1,058,640	—	1,058,640
Total other comprehensive income	—	—	—	—	3,188	3,188
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	19	—	10,574	—	—	10,574
Net issuance of common stock upon exercise of stock options	91	1	26,021	—	—	26,022
Share-based compensation	—	—	11,811	—	—	11,811
Share repurchases, including fees	(3,386)	(33)	(67,263)	(2,083,946)	—	(2,151,242)
Balance at June 30, 2022	63,753	$638	$1,286,651	$(2,391,108)	$(3,611)	$(1,107,430)

	For the Three Months Ended June 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at March 31, 2021	69,735	$697	$1,274,033	$(1,275,409)	$(6,298)	$(6,977)
Net income	—	—	—	585,451	—	585,451
Total other comprehensive income	—	—	—	—	3,707	3,707
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	11	—	5,340	—	—	5,340
Net issuance of common stock upon exercise of stock options	130	1	23,926	—	—	23,927
Share based compensation	—	—	5,887	—	—	5,887
Share repurchases, including fees	(743)	(7)	(13,823)	(385,811)	—	(399,641)
Balance at June 30, 2021	69,133	$691	$1,295,363	$(1,075,769)	$(2,591)	$217,694

	For the Six Months Ended June 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at December 31, 2020	71,123	$711	$1,280,841	$(1,139,139)	$(2,155)	$140,258
Net income	—	—	—	1,087,060	—	1,087,060
Total other comprehensive loss	—	—	—	—	(436)	(436)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	22	—	9,430	—	—	9,430
Net issuance of common stock upon exercise of stock options	206	2	33,770	—	—	33,772
Share-based compensation	—	—	11,799	—	—	11,799
Share repurchases, including fees	(2,218)	(22)	(40,477)	(1,023,690)	—	(1,064,189)
Balance at June 30, 2021	69,133	$691	$1,295,363	$(1,075,769)	$(2,591)	$217,694

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net income	$1,058,640	$1,087,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	168,045	158,917
Amortization of debt discount and issuance costs	2,242	2,207
Deferred income taxes	28,302	21,922
Share-based compensation programs	12,702	12,575
Other	283	1,382
Changes in operating assets and liabilities:
Accounts receivable	(60,593)	(45,359)
Inventory	(318,756)	6,357
Accounts payable	563,012	398,785
Income taxes payable	12,013	12,408
Other	(73,917)	56,578
Net cash provided by operating activities	1,391,973	1,712,832

Investing activities:
Purchases of property and equipment	(228,921)	(222,607)
Proceeds from sale of property and equipment	8,222	4,566
Investment in tax credit equity investments	(4,080)	(1,768)
Other	(86)	(1,083)
Net cash used in investing activities	(224,865)	(220,892)

Financing activities:
Proceeds from borrowings on revolving credit facility	785,800	—
Payments on revolving credit facility	(785,800)	—
Proceeds from the issuance of long-term debt	847,314	—
Principal payments on long-term debt	—	(300,000)
Payment of debt issuance costs	(6,323)	(3,299)
Repurchases of common stock	(2,151,242)	(1,064,189)
Net proceeds from issuance of common stock	35,112	41,921
Other	(350)	(313)
Net cash used in financing activities	(1,275,489)	(1,325,880)

Effect of exchange rate changes on cash	172	(82)
Net (decrease) increase in cash and cash equivalents	(108,209)	165,978
Cash and cash equivalents at beginning of the period	362,113	465,640
Cash and cash equivalents at end of the period	$253,904	$631,618

Supplemental disclosures of cash flow information:
Income taxes paid	$291,695	$292,673
Interest paid, net of capitalized interest	68,318	76,788

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2022

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities.  As of June 30, 2022, the Company had invested in four unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.  The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $23.6 million as of June 30, 2022, and was included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2022, and

December 31, 2021.  The Company recorded a decrease in fair value related to its marketable securities in the amount of $6.4 million and an increase in fair value related to its marketable securities in the amount of $2.5 million for the three months ended June 30, 2022 and 2021, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.  The Company recorded a decrease in fair value related to its marketable securities in the amount of $9.2 million and an increase in fair value related to its marketable securities in the amount of $4.0 million for the six months ended June 30, 2022 and 2021, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of June 30, 2022, and December 31, 2021 (in thousands):

June 30, 2022
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$47,468	$—	$—	$47,468

December 31, 2021
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$52,456	$—	$—	$52,456

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of June 30, 2022, and December 31, 2021, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2022, and December 31, 2021.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of June 30, 2022, and December 31, 2021, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$4,669,833	$4,501,833	$3,826,978	$4,135,629

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

NOTE 4 – LEASES

The Company leases certain office space, retail stores, distribution centers and equipment under long-term, non-cancelable operating leases.  The following table summarizes Total lease cost for the three and six months ended June 30, 2022 and 2021, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$91,089	$87,363	$180,798	$174,582
Short-term operating lease cost	2,339	1,661	5,116	3,594
Variable operating lease cost	23,646	22,645	47,103	44,589
Sublease income	(1,277)	(1,185)	(2,422)	(2,383)
Total lease cost	$115,797	$110,484	$230,595	$220,382

The following table summarizes other lease-related information for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$180,558	$169,864
Right-of-use assets obtained in exchange for new operating lease liabilities	125,559	165,193

NOTE 5 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2022, and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
3.800% Senior Notes due 2022, effective interest rate of 3.845%	$300,000	$300,000
3.850% Senior Notes due 2023, effective interest rate of 3.851%	300,000	300,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
4.700% Senior Notes due 2032, effective interest rate of 4.740%	850,000	—
Total principal amount of debt	4,700,000	3,850,000
Less: Unamortized discount and debt issuance costs	30,167	23,022
Total long-term debt	$4,669,833	$3,826,978

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

As of June 30, 2022, and December 31, 2021, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, under the Credit Agreement in the amounts of $48.0 million and $84.0 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.  Substantially all of these outstanding letters of credit have a one-year term from the date of issuance.  As of June 30, 2022, and December 31, 2021, the Company had no outstanding borrowings under its Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the Credit Agreement) plus an applicable margin.  The Credit Agreement includes customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of June 30, 2022, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders.  As of June 30, 2022, the Company remained in compliance with all covenants under the Credit Agreement.

In addition to the letters of credit issued under the Credit Agreement described above, as of June 30, 2022, the Company had additional outstanding letters of credit, primarily to support obligations under workers’ compensation, general liability and other insurance policies, in the amount of $60.9 million.  Substantially all of these letters of credit have a one-year term from the date of issuance and were not issued under the Company’s Credit Agreement or another committed facility.

Senior notes:

On June 15, 2022, the Company issued $850 million aggregate principal amount of unsecured 4.700% Senior Notes due 2032 (“4.700% Senior Notes due 2032”) at a price to the public of 99.684% of their face value with U.S. Bank Trust Company, National Association (f/k/a U.S. Bank National Association) (“U.S. Bank”) as trustee.  Interest on the 4.700% Senior Notes due 2032 is payable on June 15 and December 15 of each year, beginning on December 15, 2022, and is computed on the basis of a 360–day year.

As of June 30, 2022, the Company has issued and outstanding a cumulative $4.7 billion aggregate principal amount of unsecured senior notes, which are due between 2022 and 2032, with UMB Bank, N.A. and U.S. Bank as trustees.  Interest on the senior notes, ranging from 1.750% to 4.700%, is payable semi-annually and is computed on the basis of a 360-day year.  The $300 million aggregate principal amount of unsecured 3.800% Senior Notes due 2022 and the $300 million aggregate principal amount of unsecured 3.850% Senior Notes due 2023 were included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2022, as the Company has the ability and intent to refinance these notes on a long-term basis.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of June 30, 2022.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2022, and December 31, 2021; the following table identifies the changes in the Company’s aggregate product warranty liabilities for the six months ended June 30, 2022 (in thousands):

Warranty liabilities, balance at December 31, 2021	$77,199
Warranty claims	(69,978)
Warranty accruals	74,055
Foreign currency translation	9
Warranty liabilities, balance at June 30, 2022	$81,285

NOTE 7 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  As announced on November 17, 2021, and May 16, 2022, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.5 billion, resulting in a cumulative authorization amount of $20.3 billion.  The additional authorizations are effective for three years, beginning on their respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Shares repurchased	2,219	743	3,386	2,218
Average price per share	$620.27	$537.25	$635.40	$479.69
Total investment	$1,376,013	$399,634	$2,151,209	$1,064,167

As of June 30, 2022, the Company had $1.4 billion remaining under its share repurchase authorization.  Subsequent to the end of the second quarter and through August 8, 2022, the Company repurchased 0.5 million additional shares of its common stock under its share repurchase program, at an average price of $659.29, for a total investment of $311.8 million.  The Company has repurchased a total of 89.4 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through August 8, 2022, at an average price of $214.81, for a total aggregate investment of $19.2 billion.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations. The tables below summarize activity for changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at March 31, 2022	$(1,736)	$(1,736)
Change in accumulated other comprehensive loss	(1,875)	(1,875)
Accumulated other comprehensive loss, balance at June 30, 2022	$(3,611)	$(3,611)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at December 31, 2021	$(6,799)	$(6,799)
Change in accumulated other comprehensive loss	3,188	3,188
Accumulated other comprehensive loss, balance at June 30, 2022	$(3,611)	$(3,611)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at March 31, 2021	$(6,298)	$(6,298)
Change in accumulated other comprehensive loss	3,707	3,707
Accumulated other comprehensive loss, balance at June 30, 2021	$(2,591)	$(2,591)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at December 31, 2020	$(2,155)	$(2,155)
Change in accumulated other comprehensive loss	(436)	(436)
Accumulated other comprehensive loss, balance at June 30, 2021	$(2,591)	$(2,591)
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 9 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales to do-it-yourself customers	$2,012,223	$1,999,401	$3,828,037	$3,780,567
Sales to professional service provider customers	1,571,176	1,384,217	2,970,540	2,623,303
Other sales and sales adjustments	87,338	81,983	168,171	152,630
Total sales	$3,670,737	$3,465,601	$6,966,748	$6,556,500

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

The table below identifies stock option activity under these plans during the six months ended June 30, 2022 (in thousands, except per share data):

	Shares	Weighted- Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2021	1,206	$300.09
Granted	107	670.59
Exercised	(91)	287.21
Forfeited or expired	(8)	441.03
Outstanding at June 30, 2022	1,214	$332.76
Exercisable at June 30, 2022	869	$264.09

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the six months ended June 30, 2022 and 2021:

	June 30,
	2022		2021
Risk free interest rate	1.81%		0.83%
Expected life	6.4	Years	6.2	Years
Expected volatility	28.7%		30.0%
Expected dividend yield	—%		—%

The following table summarizes activity related to stock options awarded by the Company for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Compensation expense for stock options awarded	$4,909	$5,105	$10,210	$10,367
Income tax benefit from compensation expense related to stock options	1,214	1,314	2,525	2,668

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2022, was $216.87, compared to $144.30 for the six months ended June 30, 2021.  The remaining unrecognized compensation expense related to unvested stock option awards at June 30, 2022, was $41.9 million, and the weighted-average period of time over which this cost will be recognized is 2.7 years.

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

The table below summarizes activity related to the Company’s other share-based compensation plans for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Compensation expense for shares issued under the ESPP	$808	$782	$1,601	$1,432
Income tax benefit from compensation expense related to shares issued under the ESPP	200	201	396	368
Compensation expense for restricted shares awarded	452	396	891	776
Income tax benefit from compensation expense related to restricted awards	$112	$102	$220	$200

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned.  The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the six months ended June 30, 2022 or 2021.  The Company expensed matching contributions under the 401(k) Plan in the amount of $9.2 million and $8.7 million for the three months ended June 30, 2022 and 2021, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under the 401(k) Plan in the amount of $17.8 million and $15.9 million for the six months ended June 30, 2022 and 2021, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:

The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $47.5 million and $52.5 million as of June 30, 2022, and December 31, 2021, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of less than $0.1 million and $0.1 million for each of the three months ended June 30, 2022 and 2021, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million for each of the six months ended June 30, 2022 and 2021, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Stock appreciation rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  As of June 30, 2022, there were 12,398 stock appreciation rights outstanding, and during the six months ended June 30, 2022, there were 2,587 stock appreciation rights granted.  The liability for compensation to be paid for redeemed stock appreciation rights was $1.1 million and $1.3 million as of June 30, 2022, and December 31, 2021, respectively, which were included in “Other liabilities” on the Condensed Consolidated Balance Sheets.  The Company recorded compensation benefit for stock appreciation rights in the amount of $0.1 million and compensation expense for stock appreciation rights in the amount of $0.2 million for the three months ended June 30, 2022 and 2021, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company recorded compensation benefit for stock appreciation rights in the amount of $0.1 million and compensation expense for stock appreciation rights in the amount of $0.4 million for the six months ended June 30, 2022 and 2021, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 11 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator (basic and diluted):
Net income	$576,760	$585,451	$1,058,640	$1,087,060

Denominator:
Weighted-average common shares outstanding – basic	65,116	69,618	65,840	69,997
Effect of stock options (1)	570	646	594	643
Weighted-average common shares outstanding – assuming dilution	65,686	70,264	66,434	70,640

Earnings per share:
Earnings per share-basic	$8.86	$8.41	$16.08	$15.53
Earnings per share-assuming dilution	$8.78	$8.33	$15.94	$15.39

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	135	122	133	187
Weighted-average exercise price per share of antidilutive stock options (1)	$656.05	$463.76	$656.62	$449.20
(1)	See Note 10 for further information concerning the terms of the Company’s share-based compensation plans.

For the three and six months ended June 30, 2022 and 2021, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

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

●	an overview of the key drivers and other influences on the automotive aftermarket industry;
●	our results of operations for the three and six months ended June 30, 2022 and 2021;
●	our liquidity and capital resources;
●	our critical accounting estimates; and
●	recent accounting pronouncements that may affect our Company.

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

Our stores also offer enhanced services and programs to our customers, including used oil, oil filter and battery recycling; battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops.  As of June 30, 2022, we operated 5,873 stores in 47 U.S. states and 27 stores in Mexico.

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

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. decreased 13.2% in 2020, as a result of responses to the COVID-19 pandemic, including work from home arrangements and reduced travel.  However for 2021, miles driven improved and increased 11.2%, and year-to-date through May of 2022, miles driven have continued to improve and increased 3.8%.  Total miles driven can also be impacted by macroeconomic factors, including rapid increases in fuel cost, but we are unable to predict the degree of impact these factors may have on miles driven in the future.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by The Auto Care Association, the total number of registered vehicles increased 12.1% from 2011 to 2021, bringing the number of light vehicles on the road to 279 million by the end of 2021.  In 2021, the rate of new vehicle sales was pressured due to supply chain constraints experienced by manufacturers, and the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was below the historical average at approximately 12.4 million.  The impact of supply chain constraints is expected to continue to limit new vehicle production capacity in 2022, making it difficult to determine the ultimate forecast of new vehicle sales; however, the current 2022 outlook for the SAAR is estimated to be approximately 13.0 million, which again remains below the historical average.  From 2011 to 2021, vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.7% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 11.0%, from 10.9 years in 2011 to 12.1 years in 2021.  While the annual changes to the vehicle population resulting from new vehicle sales and the fluctuation in vehicle scrappage rates in any given year represent a small percentage of the total light vehicle population and have a muted impact on the total number and average age of vehicles on the road over the short term, we believe our business benefits from the current environment of a new vehicle scarcity and higher than typical used vehicle prices, as consumers are more willing to continue to invest in their current vehicle.

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

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended June 30, 2022, increased $205 million or 6% to $3.67 billion from $3.47 billion for the same period one year ago.  Sales for the six months ended June 30, 2022, increased $410 million or 6% to $6.97 billion from $6.56 billion for the same period one year ago.  Comparable store sales for stores open at least one year increased 4.3% and 9.9% for the three months ended June 30, 2022 and 2021, respectively.  Comparable store sales for stores open at least one year increased 4.5% and 16.5% for the six months ended June 30, 2022 and 2021, respectively.  Comparable store sales are calculated based on the change in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members.  Online sales for ship-to-home orders and pickup in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation.

The following table presents the components of the increase in sales for the three and six months ended June 30, 2022 (in millions):

	Increase in Sales for the	Increase in Sales for the
	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
	Compared to the Same	Compared to the Same
	Period in 2021	Period in 2021
Store sales:
Comparable store sales	$145	$289
Non-comparable store sales:
Sales for U.S. stores opened throughout 2021, excluding stores open at least one year that are included in comparable store sales, and Mexico store sales	31	74
U.S. sales for stores opened throughout 2022	25	33
Sales for stores that have closed, including temporarily closed stores	(1)	(2)
Non-store sales:
Includes sales of machinery, sales to independent parts stores and sales to Team Members	5	16
Total increase in sales	$205	$410

We believe our increased sales are the result of store growth, the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory from our regional distribution centers and hub store network, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.  In addition, despite the global supply chain disruptions that created inventory availability challenges for our industry, during the six months ended June 30, 2022, we believe the strength of our distribution network and our strong supplier relationships allowed us to maintain better in-stock inventory positions than the broader market and contributed to our sales growth.

Our comparable store sales increase for the three and six months ended June 30, 2022, were driven by increases in average ticket values for both professional service provider and DIY customers and positive transaction counts from professional service provider customers, partially offset by negative transaction counts from DIY customers.  Average ticket values benefited from increases in average selling prices, on a same-SKU basis, as compared to the same period in 2021, driven by increases in acquisition costs of inventory, which were passed on in selling prices.  Average ticket values also continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.  The decreases in DIY customer transaction counts were driven by a challenging comparison to the strong transaction counts in the prior year, which were aided by government stimulus, and broad-based inflationary pressures on the consumer.

We opened 62 and 114 net, new U.S. stores during the three and six months ended June 30, 2022, respectively, compared to opening 50 and 116 net, new U.S. stores during the three and six months ended June 30, 2021, respectively.  In addition, we opened two new stores in Mexico during the six months ended June 30, 2022.  As of June 30, 2022, we operated 5,873 stores in 47 U.S. states and 27 stores in

Mexico compared to 5,710 stores in 47 U.S. states and 22 stores in Mexico at June 30, 2021.  We anticipate total new store growth to be 175 to 185 net, new store openings in 2022.

Gross profit:

Gross profit for the three months ended June 30, 2022, increased 3% to $1.88 billion (or 51.3% of sales) from $1.83 billion (or 52.7% of sales) for the same period one year ago.  Gross profit for the six months ended June 30, 2022, increased 4% to $3.59 billion (or 51.6% of sales) from $3.47 billion (or 52.9% of sales) for the same period one year ago.  The increases in gross profit dollars for the three and six months ended June 30, 2022, were primarily the result of new store sales and the increase in comparable store sales at existing stores.  The decreases in gross profit as a percentage of sales for the three and six months ended June 30, 2022, were primarily due to the impact from the rollout of our professional pricing initiative, which was a strategic investment aimed at ensuring we are more competitively priced on the professional side of our business, and a greater percentage of our total sales mix generated from professional service provider customers, which carry a lower gross margin than DIY sales.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2022, increased 5% to $1.09 billion (or 29.6% of sales) from $1.03 billion (or 29.7% of sales) for the same period one year ago.  SG&A for the six months ended June 30, 2022, increased 7% to $2.12 billion (or 30.5% of sales) from $1.98 billion (or 30.2% of sales) for the same period one year ago.  The increases in total SG&A dollars for the three and six months ended June 30, 2022, were the result of additional Team Members, facilities and vehicles to support our increased sales and store count.  The decrease in SG&A as a percentage of sales for the three months ended June 30, 2022, was primarily due to lower levels of accrued incentive and other compensation in the current period, as compared to the same period one year ago.  The increase in SG&A as a percentage of sales for the six months ended June 30, 2022, was primarily due to increased payroll, as a result of inflationary pressures on wages, benefits and fuel costs, as compared to the same period one year ago, when store payroll hours were constrained due to expense control measures in response to the pandemic and the difficult labor environment.

Operating income:

As a result of the impacts discussed above, operating income for the three months ended June 30, 2022, increased to $799 million (or 21.8% of sales) from $796 million (or 23.0% of sales) for the same period one year ago.  As a result of the impacts discussed above, operating income for the six months ended June 30, 2022, decreased 1% to $1.47 billion (or 21.1% of sales) from $1.49 billion (or 22.7% of sales) for the same period one year ago.

Other income and expense:

Total other expense for the three months ended June 30, 2022, increased 20% to $41 million (or 1.1% of sales) from $34 million (or 1.0% of sales) for the same period one year ago.  Total other expense for the six ended June 30, 2022, increased 11% to $78 million (or 1.1% of sales) from $70 million (or 1.1% of sales) for the same period one year ago.  The increases in total other expense for the three and six months ended June 30, 2022, were the result of a decrease in the value of our trading securities, partially offset by decreased interest expense on lower average outstanding borrowings.

Income taxes:

Our provision for income taxes for the three months ended June 30, 2022, increased 3% to $181 million (23.8% effective tax rate) from $176 million (23.1% effective tax rate) for the same period one year ago.  Our provision for income taxes for the six months ended June 30, 2022, increased to $332 million (23.9% effective tax rate) from $330 million (23.3% effective tax rate) for the same period one year ago.  The increases in our provision for income taxes and our effective tax rate for the three and six months ended June 30, 2022, were the result of lower excess tax benefits from share-based compensation.

Net income:

As a result of the impacts discussed above, net income for the three months ended June 30, 2022, decreased 1% to $577 million (or 15.7% of sales) from $585 million (or 16.9% of sales) for the same period one year ago.  As a result of the impacts discussed above, net income for the six months ended June 30, 2022, decreased 3% to $1.06 billion (or 15.2% of sales) from $1.09 billion (or 16.6% of sales) for the same period one year ago.

Earnings per share:

Our diluted earnings per common share for the three months ended June 30, 2022, increased 5% to $8.78 on 66 million shares from $8.33 on 70 million shares for the same period one year ago.  Our diluted earnings per common share for the six months ended June 30, 2022, increased 4% to $15.94 on 66 million shares from $15.39 on 71 million for the same period one year ago.

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

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended
	June 30,
Liquidity:	2022	2021
Total cash provided by/(used in):
Operating activities	$1,391,973	$1,712,832
Investing activities	(224,865)	(220,892)
Financing activities	(1,275,489)	(1,325,880)
Effect of exchange rate changes on cash	172	(82)
Net (decrease) increase in cash and cash equivalents	$(108,209)	$165,978

Capital expenditures	$228,921	$222,607
Free cash flow (1)	1,153,153	1,471,642
(1)	Calculated as net cash provided by operating activities, less capital expenditures and excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period.

Operating activities:

The decrease in net cash provided by operating activities during the six months ended June 30, 2022, compared to the same period in 2021, was primarily due to a larger decrease in accrued payroll and benefits and a smaller decrease in net inventory investment.  The larger decrease in accrued payroll and benefits was primarily attributable to payroll payments and higher accrued incentive compensation payments in 2022 versus the same period in 2021.  The smaller decrease in net inventory investment was driven by our initiatives to increase store level inventory in 2022.

Investing activities:

The small increase in net cash used in investing activities during the six months ended June 30, 2022, compared to the same period in 2021, was the result of an increase in capital expenditures.  The increase in capital expenditures was primarily due to the timing of store and distribution expansion projects in the current period, as compared to the same period in the prior year.

Financing activities:

The decrease in net cash used in financing activities during the six months ended June 30, 2022, compared to the same period in 2021, was attributable to net proceeds from the issuance of long-term debt in the current period and the redemption of $300 million aggregate principal amount of senior notes in the same period in the prior year, partially offset by an increase in repurchases of our common stock in the current period, as compared to the same period in the prior year.

Debt instruments:

See Note 5 “Financing” to the Condensed Consolidated Financial Statements for information concerning the Company’s credit agreement, unsecured revolving credit facility, outstanding letters of credit and unsecured senior notes.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of June 30, 2022, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 6.89 times and 6.58 times as of June 30, 2022 and 2021, respectively, and a consolidated leverage ratio of 1.84 times and 1.66 times as of June 30, 2022 and 2021, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended June 30, 2022 and 2021 (dollars in thousands):

		For the Twelve Months Ended
		June 30,
		2022	2021
GAAP net income		$2,136,265	$2,007,257
Add:	Interest expense	141,830	155,180
	Rent expense (1)	380,417	363,766
	Provision for income taxes	619,047	596,239
	Depreciation expense	329,420	313,190
	Amortization expense	7,925	8,489
	Non-cash share-based compensation	24,783	23,842
Non-GAAP EBITDAR		$3,639,687	$3,467,963

	Interest expense	$141,830	$155,180
	Capitalized interest	6,194	8,479
	Rent expense (1)	380,417	363,766
Total fixed charges		$528,441	$527,425

Consolidated fixed charge coverage ratio		6.89	6.58

GAAP debt		$4,669,833	$3,825,177
Add:	Stand-by letters of credit	108,891	84,045
	Discount on senior notes	6,692	4,700
	Debt issuance costs	23,475	20,123
	Five-times rent expense	1,902,085	1,818,830
Non-GAAP adjusted debt		$6,710,976	$5,752,875

Consolidated leverage ratio		1.84	1.66
(1)	The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”) the most directly comparable GAAP financial measure, for the twelve months ended June 30, 2022 and 2021 (in thousands):

Total lease cost, per ASC 842, for the twelve months ended June 30, 2022		$453,697
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the twelve months ended June 30, 2022	73,280
Rent expense for the twelve months ended June 30, 2022		$380,417

Total lease cost, per ASC 842, for the twelve months ended June 30, 2021		$432,619
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the twelve months ended June 30, 2021	68,853
Rent expense for the twelve months ended June 30, 2021		$363,766

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the six months ended June 30, 2022 and 2021 (in thousands):

		For the Six Months Ended
		June 30,
		2022	2021
Cash provided by operating activities		$1,391,973	$1,712,832
Less:	Capital expenditures	228,921	222,607
	Excess tax benefit from share-based compensation payments	5,819	16,815
	Investment in tax credit equity investments	4,080	1,768
Free cash flow		$1,153,153	$1,471,642

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

Share repurchase program:

See Note 7 “Share Repurchase Program” to the Consolidated Financial Statements for information on our share repurchase program.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted LIBO Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of June 30, 2022, we had no outstanding borrowings under our Revolving Credit Facility.

Cash equivalents risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of June 30, 2022, our cash and cash equivalents totaled $253.9 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the period-end exchange rates was $172.7 million at June 30, 2022.  The period-end exchange rate of the Mexican peso, relative to the U.S. dollar, strengthened by approximately 2.0% from December 31, 2021.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at June 30, 2022, would be approximately $15.7 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of June 30, 2022, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the six months ended June 30, 2022. The following table identifies all repurchases during the three months ended June 30, 2022, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
April 1, 2022, to April 30, 2022	166	$696.61	166	$1,114,697
May 1, 2022, to May 31, 2022	1,047	611.67	1,047	1,974,721
June 1, 2022, to June 30, 2022	1,006	616.63	1,006	$1,354,327
Total as of June 30, 2022	2,219	$620.27	2,219
(1)	The authorization under the share repurchase program that currently has capacity is scheduled to expire on May 16, 2025. No other share repurchase programs existed during the six months ended June 30, 2022. See Note 7 “Share Repurchase Program” to the Condensed Consolidated Financial Statements for further information on our share repurchases.

Item 6. Exhibits

Exhibit No.	Description
3.1

Second Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 19, 2020, is incorporated herein by this reference.

3.2	Fourth Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K dated May 19, 2020, is incorporated herein by this reference.
4.1

Fourth Supplemental Indenture, dated as of June 15, 2022, by and between O’Reilly Automotive, Inc. and U.S. Bank Trust Company, National Association (f/k/a U.S. Bank National Association), as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2022, is incorporated herein by this reference.

4.2	Form of Note for 4.700% Senior Notes due 2032, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2022, is incorporated herein by this reference.
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 *	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 *	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	iXBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	iXBRL Taxonomy Extension Schema.
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase.
101.DEF	iXBRL Taxonomy Extension Definition Linkbase.
101.LAB	iXBRL Taxonomy Extension Label Linkbase.
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File, formatted as Inline XBRL, contained in Exhibit 101 attachments.

*	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O’REILLY AUTOMOTIVE, INC.

August 8, 2022	/s/	Gregory D. Johnson
Date	Gregory D. Johnson
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2022	/s/	Jeremy A. Fletcher
Date	Jeremy A. Fletcher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)