Form 10-Q
period 2022-09-30
O REILLY AUTOMOTIVE INC
filed 2022-11-08
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Common stock, $0.01 par value - 62,575,911 shares outstanding as of October 31, 2022.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$67,060	$362,113
Accounts receivable, net	338,122	272,562
Amounts receivable from suppliers	135,584	113,112
Inventory	4,137,945	3,686,383
Other current assets	82,045	70,092
Total current assets	4,760,756	4,504,262

Property and equipment, at cost	7,291,681	6,948,038
Less: accumulated depreciation and amortization	2,947,861	2,734,523
Net property and equipment	4,343,820	4,213,515

Operating lease, right-of-use assets	2,109,581	1,982,478
Goodwill	881,102	879,340
Other assets, net	142,769	139,112
Total assets	$12,238,028	$11,718,707

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$5,574,098	$4,695,312
Self-insurance reserves	142,390	128,794
Accrued payroll	109,095	107,588
Accrued benefits and withholdings	167,452	234,872
Income taxes payable	63,916	—
Current portion of operating lease liabilities	360,529	337,832
Other current liabilities	423,999	370,217
Total current liabilities	6,841,479	5,874,615

Long-term debt	4,370,772	3,826,978
Operating lease liabilities, less current portion	1,809,241	1,701,757
Deferred income taxes	218,087	175,212
Other liabilities	203,912	206,568

Shareholders’ equity (deficit):
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
62,798,821 as of September 30, 2022, and
67,029,042 as of December 31, 2021	628	670
Additional paid-in capital	1,292,725	1,305,508
Retained deficit	(2,494,833)	(1,365,802)
Accumulated other comprehensive loss	(3,983)	(6,799)
Total shareholders’ deficit	(1,205,463)	(66,423)

Total liabilities and shareholders’ deficit	$12,238,028	$11,718,707

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

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales	$3,798,619	$3,479,570	$10,765,367	$10,036,070
Cost of goods sold, including warehouse and distribution expenses	1,863,657	1,661,330	5,237,615	4,750,657
Gross profit	1,934,962	1,818,240	5,527,752	5,285,413

Selling, general and administrative expenses	1,130,768	1,063,641	3,255,478	3,044,126
Operating income	804,194	754,599	2,272,274	2,241,287

Other income (expense):
Interest expense	(43,164)	(34,873)	(115,389)	(110,036)
Interest income	1,435	485	2,627	1,478
Other, net	(616)	318	(7,104)	4,961
Total other expense	(42,345)	(34,070)	(119,866)	(103,597)

Income before income taxes	761,849	720,529	2,152,408	2,137,690
Provision for income taxes	176,411	161,877	508,330	491,978
Net income	$585,438	$558,652	$1,644,078	$1,645,712

Earnings per share-basic:
Earnings per share	$9.25	$8.14	$25.30	$23.67
Weighted-average common shares outstanding – basic	63,288	68,608	64,979	69,529

Earnings per share-assuming dilution:
Earnings per share	$9.17	$8.07	$25.08	$23.45
Weighted-average common shares outstanding – assuming dilution	63,860	69,240	65,566	70,174

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$585,438	$558,652	$1,644,078	$1,645,712
Other comprehensive income (loss):
Foreign currency translation adjustments	(372)	(5,237)	2,816	(5,673)
Total other comprehensive (loss) income	(372)	(5,237)	2,816	(5,673)

Comprehensive income	$585,066	$553,415	$1,646,894	$1,640,039

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	For the Three Months Ended September 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at June 30, 2022	63,753	$638	$1,286,651	$(2,391,108)	$(3,611)	$(1,107,430)
Net income	—	—	—	585,438	—	585,438
Total other comprehensive loss	—	—	—	—	(372)	(372)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	7	—	4,698	—	—	4,698
Net issuance of common stock upon exercise of stock options	78	1	16,765	—	—	16,766
Share based compensation	—	—	5,752	—	—	5,752
Share repurchases, including fees	(1,039)	(11)	(21,141)	(689,163)	—	(710,315)
Balance at September 30, 2022	62,799	$628	$1,292,725	$(2,494,833)	$(3,983)	$(1,205,463)

	For the Nine Months Ended September 30, 2022
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at December 31, 2021	67,029	$670	$1,305,508	$(1,365,802)	$(6,799)	$(66,423)
Net income	—	—	—	1,644,078	—	1,644,078
Total other comprehensive income	—	—	—	—	2,816	2,816
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	26	—	15,272	—	—	15,272
Net issuance of common stock upon exercise of stock options	169	2	42,786	—	—	42,788
Share-based compensation	—	—	17,563	—	—	17,563
Share repurchases, including fees	(4,425)	(44)	(88,404)	(2,773,109)	—	(2,861,557)
Balance at September 30, 2022	62,799	$628	$1,292,725	$(2,494,833)	$(3,983)	$(1,205,463)

	For the Three Months Ended September 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at June 30, 2021	69,133	$691	$1,295,363	$(1,075,769)	$(2,591)	$217,694
Net income	—	—	—	558,652	—	558,652
Total other comprehensive loss	—	—	—	—	(5,237)	(5,237)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	10	1	4,722	—	—	4,723
Net issuance of common stock upon exercise of stock options	125	1	20,718	—	—	20,719
Share based compensation	—	—	5,568	—	—	5,568
Share repurchases, including fees	(1,583)	(16)	(30,013)	(912,943)	—	(942,972)
Balance at September 30, 2021	67,685	$677	$1,296,358	$(1,430,060)	$(7,828)	$(140,853)

	For the Nine Months Ended September 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at December 31, 2020	71,123	$711	$1,280,841	$(1,139,139)	$(2,155)	$140,258
Net income	—	—	—	1,645,712	—	1,645,712
Total other comprehensive loss	—	—	—	—	(5,673)	(5,673)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	32	1	14,152	—	—	14,153
Net issuance of common stock upon exercise of stock options	331	3	54,488	—	—	54,491
Share-based compensation	—	—	17,367	—	—	17,367
Share repurchases, including fees	(3,801)	(38)	(70,490)	(1,936,633)	—	(2,007,161)
Balance at September 30, 2021	67,685	$677	$1,296,358	$(1,430,060)	$(7,828)	$(140,853)

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net income	$1,644,078	$1,645,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	258,048	237,654
Amortization of debt discount and issuance costs	3,490	3,294
Deferred income taxes	42,673	18,053
Share-based compensation programs	18,913	18,544
Other	716	1,803
Changes in operating assets and liabilities:
Accounts receivable	(69,965)	(56,743)
Inventory	(450,991)	6,420
Accounts payable	878,501	424,710
Income taxes payable	73,853	141,273
Other	(46,296)	124,607
Net cash provided by operating activities	2,353,020	2,565,327

Investing activities:
Purchases of property and equipment	(388,820)	(340,687)
Proceeds from sale of property and equipment	10,829	6,643
Investment in tax credit equity investments	(5,262)	(1,795)
Other	(448)	(1,897)
Net cash used in investing activities	(383,701)	(337,736)

Financing activities:
Proceeds from borrowings on revolving credit facility	785,800	—
Payments on revolving credit facility	(785,800)	—
Proceeds from the issuance of long-term debt	847,314	—
Principal payments on long-term debt	(300,000)	(300,000)
Payment of debt issuance costs	(6,442)	(3,404)
Repurchases of common stock	(2,861,557)	(2,007,161)
Net proceeds from issuance of common stock	56,575	67,361
Other	(350)	(313)
Net cash used in financing activities	(2,264,460)	(2,243,517)

Effect of exchange rate changes on cash	88	(412)
Net decrease in cash and cash equivalents	(295,053)	(16,338)
Cash and cash equivalents at beginning of the period	362,113	465,640
Cash and cash equivalents at end of the period	$67,060	$449,302

Supplemental disclosures of cash flow information:
Income taxes paid	$392,490	$333,360
Interest paid, net of capitalized interest	99,674	107,971

See accompanying Notes to condensed consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2022

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of O’Reilly Automotive, Inc. and its subsidiaries (the “Company” or “O’Reilly”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities.  As of September 30, 2022, the Company had invested in five unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.  The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $25.0 million as of September 30, 2022, and was included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets.

As of September 30, 2022, the Company had commitments to make certain additional capital contributions to one of its tax credit funds totaling approximately $122.0 million upon achievement of project milestones by the solar energy farms, the timing of which is uncertain and outside of the Company’s control.  Subsequent to September 30, 2022, the Company entered into an agreement to invest in an additional tax credit fund, which promotes renewable energy through the development of solar energy farms, primarily for the purpose of receiving renewable energy tax credits.  Per the terms of this agreement, the Company is required to make capital contributions totaling approximately $60.0 million upon achievement of project milestones by the solar energy farms, the timing of which is uncertain and outside of the Company’s control.

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

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021.  The Company recorded a decrease in fair value related to its marketable securities in the amount of $2.0 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.  The Company recorded a decrease in fair value related to its marketable securities in the amount of $11.2 million and an increase in fair value related to its marketable securities in the amount of $3.8 million for the nine months ended September 30, 2022 and 2021, respectively, which were included in “Other income (expense)” on the accompanying Condensed Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of September 30, 2022, and December 31, 2021 (in thousands):

September 30, 2022
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$45,897	$—	$—	$45,897

December 31, 2021
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$52,456	$—	$—	$52,456

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of September 30, 2022, and December 31, 2021, the Company did not have any non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair value as of September 30, 2022, and December 31, 2021, was determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$4,370,772	$4,022,512	$3,826,978	$4,135,629

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

NOTE 4 – LEASES

The Company leases certain office space, retail stores, distribution centers and equipment under long-term, non-cancelable operating leases.  The following table summarizes Total lease cost for the three and nine months ended September 30, 2022 and 2021, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$92,677	$87,601	$273,475	$262,183
Short-term operating lease cost	2,594	1,803	7,710	5,397
Variable operating lease cost	23,547	22,436	70,650	67,025
Sublease income	(1,553)	(1,177)	(3,975)	(3,560)
Total lease cost	$117,265	$110,663	$347,860	$331,045

The following table summarizes other lease-related information for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$272,620	$256,282
Right-of-use assets obtained in exchange for new operating lease liabilities	341,272	216,825

NOTE 5 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
3.800% Senior Notes due 2022, effective interest rate of 3.845%	$—	$300,000
3.850% Senior Notes due 2023, effective interest rate of 3.851%	300,000	300,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
4.700% Senior Notes due 2032, effective interest rate of 4.740%	850,000	—
Total principal amount of debt	4,400,000	3,850,000
Less: Unamortized discount and debt issuance costs	29,228	23,022
Total long-term debt	$4,370,772	$3,826,978

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

As of September 30, 2022, and December 31, 2021, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, under the Credit Agreement in the amounts of $5.1 million and $84.0 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.  Substantially all of these outstanding letters of credit have a one-year term from the date of issuance.  As of September 30, 2022, and December 31, 2021, the Company had no outstanding borrowings under its Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the Credit Agreement) plus an applicable margin.  The Credit Agreement includes customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of September 30, 2022, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments, five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders.  As of September 30, 2022, the Company remained in compliance with all covenants under the Credit Agreement.

In addition to the letters of credit issued under the Credit Agreement described above, as of September 30, 2022, the Company had additional outstanding letters of credit, primarily to support obligations under workers’ compensation, general liability and other insurance policies, in the amount of $96.6 million.  Substantially all of these letters of credit have a one-year term from the date of issuance and were not issued under the Company’s Credit Agreement or another committed facility.

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

On September 1, 2022, the Company’s $300 million aggregate principal amount of unsecured 3.800% Senior Notes due 2022 matured, and the Company repaid these notes using available cash on hand.

As of September 30, 2022, the Company has issued and outstanding a cumulative $4.4 billion aggregate principal amount of unsecured senior notes, which are due between 2023 and 2032, with UMB Bank, N.A. and U.S. Bank as trustees.  Interest on the senior notes, ranging from 1.750% to 4.700%, is payable semi-annually and is computed on the basis of a 360-day year.  The $300 million aggregate principal amount of unsecured 3.850% Senior Notes due 2023 was included in “Long-term debt” on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2022, as the Company has the ability and intent to refinance these notes on a long-term basis.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of September 30, 2022.

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

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021; the following table identifies the changes in the Company’s aggregate product warranty liabilities for the nine months ended September 30, 2022 (in thousands):

Warranty liabilities, balance at December 31, 2021	$77,199
Warranty claims	(113,167)
Warranty accruals	121,373
Foreign currency translation	8
Warranty liabilities, balance at September 30, 2022	$85,413

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

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Shares repurchased	1,039	1,583	4,425	3,801
Average price per share	$683.09	$595.96	$646.61	$528.09
Total investment	$710,304	$942,955	$2,861,513	$2,007,122

As of September 30, 2022, the Company had $644.0 million remaining under its share repurchase authorization.  Subsequent to the end of the third quarter and through November 8, 2022, the Company repurchased 0.3 million additional shares of its common stock under its share repurchase program, at an average price of $735.72, for a total investment of $184.5 million.  The Company has repurchased a total of 90.2 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through November 8, 2022, at an average price of $219.33, for a total aggregate investment of $19.8 billion.

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations. The tables below summarize activity for changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at June 30, 2022	$(3,611)	$(3,611)
Change in accumulated other comprehensive loss	(372)	(372)
Accumulated other comprehensive loss, balance at September 30, 2022	$(3,983)	$(3,983)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at December 31, 2021	$(6,799)	$(6,799)
Change in accumulated other comprehensive income	2,816	2,816
Accumulated other comprehensive loss, balance at September 30, 2022	$(3,983)	$(3,983)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at June 30, 2021	$(2,591)	$(2,591)
Change in accumulated other comprehensive loss	(5,237)	(5,237)
Accumulated other comprehensive loss, balance at September 30, 2021	$(7,828)	$(7,828)

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Loss
Accumulated other comprehensive loss, balance at December 31, 2020	$(2,155)	$(2,155)
Change in accumulated other comprehensive loss	(5,673)	(5,673)
Accumulated other comprehensive loss, balance at September 30, 2021	$(7,828)	$(7,828)
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 9 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales to do-it-yourself customers	$2,086,201	$1,992,778	$5,914,238	$5,773,345
Sales to professional service provider customers	1,630,571	1,408,747	4,601,111	4,032,050
Other sales and sales adjustments	81,847	78,045	250,018	230,675
Total sales	$3,798,619	$3,479,570	$10,765,367	$10,036,070

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

The table below identifies stock option activity under these plans during the nine months ended September 30, 2022 (in thousands, except per share data):

	Shares	Weighted- Average
	(in thousands)	Exercise Price
Outstanding at December 31, 2021	1,206	$300.09
Granted	124	670.98
Exercised	(169)	253.89
Forfeited or expired	(12)	456.32
Outstanding at September 30, 2022	1,149	$345.21
Exercisable at September 30, 2022	808	$271.82

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions, including the risk free rate, expected life, expected volatility and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the nine months ended September 30, 2022 and 2021:

	September 30,
	2022		2021
Risk free interest rate	2.00%		0.81%
Expected life	6.3	Years	6.0	Years
Expected volatility	28.8%		30.0%
Expected dividend yield	—%		—%

The following table summarizes activity related to stock options awarded by the Company for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Compensation expense for stock options awarded	$4,924	$4,736	$15,134	$15,103
Income tax benefit from compensation expense related to stock options	1,222	1,169	3,756	3,727

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2022, was $219.30, compared to $144.99 for the nine months ended September 30, 2021.  The remaining unrecognized compensation expense related to unvested stock option awards at September 30, 2022, was $40.4 million, and the weighted-average period of time over which this cost will be recognized is 2.7 years.

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

The table below summarizes activity related to the Company’s other share-based compensation plans for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Compensation expense for shares issued under the ESPP	$828	$832	$2,429	$2,264
Income tax benefit from compensation expense related to shares issued under the ESPP	205	205	603	559
Compensation expense for restricted shares awarded	459	401	1,350	1,177
Income tax benefit from compensation expense related to restricted awards	$114	$99	$335	$291

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned.  The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the nine months ended September 30, 2022 or 2021.  The Company expensed matching contributions under the 401(k) Plan in the amount of $9.5 million and $8.7 million for the three months ended September 30, 2022 and 2021, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under the 401(k) Plan in the amount of $27.3 million and $24.6 million for the nine months ended September 30, 2022 and 2021, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Nonqualified deferred compensation plan:

The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code. The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan. An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. The liability for compensation deferred under the Deferred Compensation Plan was $45.9 million and $52.5 million as of September 30, 2022, and December 31, 2021, respectively, which was included in “Other liabilities” on the accompanying Condensed Consolidated Balance Sheets. The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.1 million for each of the three months ended September 30, 2022 and 2021,  which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.2 million for each of the nine months ended September 30, 2022 and 2021, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

Stock appreciation rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  As of September 30, 2022, there were 12,867 stock appreciation rights outstanding, and during the nine months ended September 30, 2022, there were 3,056 stock appreciation rights granted.  The liability for compensation to be paid for redeemed stock appreciation rights was $1.7 million and $1.3 million as of September 30, 2022, and December 31, 2021, respectively, which were included in “Other liabilities” on the Condensed Consolidated Balance Sheets.  The Company recorded compensation expense for stock appreciation rights in the amount of $0.6 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.  The Company recorded compensation expense for stock appreciation rights in the amount of $0.4 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Condensed Consolidated Statements of Income.

NOTE 11 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator (basic and diluted):
Net income	$585,438	$558,652	$1,644,078	$1,645,712

Denominator:
Weighted-average common shares outstanding – basic	63,288	68,608	64,979	69,529
Effect of stock options (1)	572	632	587	645
Weighted-average common shares outstanding – assuming dilution	63,860	69,240	65,566	70,174

Earnings per share:
Earnings per share-basic	$9.25	$8.14	$25.30	$23.67
Earnings per share-assuming dilution	$9.17	$8.07	$25.08	$23.45

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	139	133	145	48
Weighted-average exercise price per share of antidilutive stock options (1)	$660.74	$467.03	$658.74	$502.49
(1)	See Note 10 for further information concerning the terms of the Company’s share-based compensation plans.

For the three and nine months ended September 30, 2022 and 2021, the computation of diluted earnings per share did not include certain securities. These securities represent underlying stock options not included in the computation of diluted earnings per share, because the inclusion of such equity awards would have been antidilutive.

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In September of 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50):  Disclosure of Supplier Finance Program Obligations.”  ASU 2022-04 enhances the transparency of supplier finance programs.  Under ASU 2022-04, a buyer in a supplier finance program would be required to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude.  ASU 2022-04 is effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period, except for the amendent on rollforward information, which is effective for fiscal years beginning after December 15, 2023.  ASU 2022-04 allows for early adoption and requires retrospective adoption, except on rollforward information, which should be applied prospectively.  The Company will adopt this guidance beginning with its first quarter ending March 31, 2023.  The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows, as the guidance pertains to disclosure.

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

●	an overview of the key drivers and other influences on the automotive aftermarket industry;
●	our results of operations for the three and nine months ended September 30, 2022 and 2021;
●	our liquidity and capital resources;
●	our critical accounting estimates; and
●	recent accounting pronouncements that may affect our Company.

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

Our stores also offer enhanced services and programs to our customers, including used oil, oil filter and battery recycling; battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops.  As of September 30, 2022, we operated 5,910 stores in 47 U.S. states and 28 stores in Mexico.

We are influenced by a number of general macroeconomic factors that impact both our industry and consumers, including, but not limited to, inflation, including rising consumer staples, fuel and energy costs, unemployment trends, interest rates and other economic factors.  Future changes, such as continued broad-based inflation and rapid increases in fuel costs that exceed wage growth, may negatively impact our consumers’ level of disposable income, and we cannot predict the degree these changes, or other future changes, may have on our business or industry.

We believe the key drivers of demand over the long-term for the products sold within the automotive aftermarket include the number of U.S. miles driven, number of U.S. registered vehicles, annual rate of light vehicle sales and average vehicle age.

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. decreased 13.2% in 2020, as a result of responses to the COVID-19 pandemic, including work from home arrangements and reduced travel.  However for 2021, miles driven improved and increased 11.2%, and year-to-date through August of 2022, miles driven have continued to improve and increased 1.7%.  Total miles driven can also be impacted by macroeconomic factors, including rapid increases in fuel cost, but we are unable to predict the degree of impact these factors may have on miles driven in the future.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by The Auto Care Association, the total number of registered vehicles increased 12.1% from 2011 to 2021, bringing the number of light vehicles on the road to 279 million by the end of 2021.  In 2021, the rate of new vehicle sales was pressured due to supply chain constraints experienced by manufacturers, and the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was below the historical average at approximately 12.4 million.  The impact of supply chain constraints has and is expected to continue to limit new vehicle production capacity in 2022, making it difficult to determine the ultimate forecast of new vehicle sales; however, the current 2022 outlook for the SAAR is estimated to be approximately 13.5 million, which again remains below the historical average.  From 2011 to 2021, vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.7% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 11.0%, from 10.9 years in 2011 to 12.1 years in 2021.  While the annual changes to the vehicle population resulting from new vehicle sales and the fluctuation in vehicle scrappage rates in any given year represent a small percentage of the total light vehicle population and have a muted impact on the total number and average age of vehicles on the road over the short term, we believe our business benefits from the current environment of new vehicle scarcity and higher than typical used vehicle prices, as consumers are more willing to continue to invest in their current vehicle.

We believe the increase in average vehicle age over the long term can be attributed to better engineered and manufactured vehicles, which can be reliably driven at higher mileages due to better quality power trains, interiors and exteriors, and the consumer’s willingness to invest in maintaining these higher-mileage, better built vehicles.  As the average age of vehicles on the road increases, a larger percentage of miles are being driven by vehicles that are outside of a manufacturer warranty.  These out-of-warranty, older vehicles generate strong demand for automotive aftermarket products as they go through more routine maintenance cycles, have more frequent mechanical failures and generally require more maintenance than newer vehicles.  We believe consumers will continue to invest in these reliable, higher-quality, higher-mileage vehicles and these investments, along with an increasing total light vehicle fleet, will support continued demand for automotive aftermarket products.

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

RESULTS OF OPERATIONS

Sales:

Sales for the three months ended September 30, 2022, increased $319 million, or 9%, to $3.80 billion from $3.48 billion for the same period one year ago.  Sales for the nine months ended September 30, 2022, increased $729 million, or 7%, to $10.77 billion from $10.04 billion for the same period one year ago.  Comparable store sales for stores open at least one year increased 7.6% and 6.7% for the three months ended September 30, 2022 and 2021, respectively.  Comparable store sales for stores open at least one year increased 5.6% and 12.9% for the nine months ended September 30, 2022 and 2021, respectively.  Comparable store sales are calculated based on the change in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members.  Online sales for ship-to-home orders and pickup in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation.

The following table presents the components of the increase in sales for the three and nine months ended September 30, 2022 (in millions):

	Increase in Sales for the	Increase in Sales for the
	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
	Compared to the Same	Compared to the Same
	Period in 2021	Period in 2021
Store sales:
Comparable store sales	$257	$546
Non-comparable store sales:
Sales for U.S. stores opened throughout 2021, excluding stores open at least one year that are included in comparable store sales, and Mexico store sales	15	89
Sales for U.S. stores opened throughout 2022	45	78
Sales for stores that have closed, including temporarily closed stores	(2)	(3)
Non-store sales:
Includes sales of machinery, sales to independent parts stores and sales to Team Members	4	19
Total increase in sales	$319	$729

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

Our comparable store sales increase for the three and nine months ended September 30, 2022, were driven by increases in average ticket values for both professional service provider and DIY customers and positive transaction counts from professional service provider customers, partially offset by negative transaction counts from DIY customers.  Average ticket values benefited from increases in average selling prices, on a same-SKU basis, as compared to the same period in 2021, driven by increases in acquisition costs of inventory, which were passed on in selling prices.  Average ticket values also continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.  The decreases in DIY customer transaction counts were driven by a challenging comparison to the strong transaction counts in the prior year, which were aided by government stimulus, and broad-based inflationary pressures on the consumer.

We opened 38 and 154 net, new stores during the three and nine months ended September 30, 2022, respectively, compared to opening 30 and 146 net, new stores during the three and nine months ended September 30, 2021, respectively.  As of September 30, 2022, we operated 5,910 stores in 47 U.S. states and 28 stores in Mexico compared to 5,740 stores in 47 U.S. states and 22 stores in Mexico at September 30, 2021.  We anticipate total new store growth to be approximately 180 net, new store openings in 2022, and 180 to 190 net, new store openings in 2023.

Gross profit:

Gross profit for the three months ended September 30, 2022, increased 6% to $1.93 billion (or 50.9% of sales) from $1.82 billion (or 52.3% of sales) for the same period one year ago.  Gross profit for the nine months ended September 30, 2022, increased 5% to $5.53 billion (or 51.3% of sales) from $5.29 billion (or 52.7% of sales) for the same period one year ago.  The increases in gross profit dollars for the three and nine months ended September 30, 2022, were primarily the result of new store sales and the increase in comparable store sales at existing stores.  The decreases in gross profit as a percentage of sales for the three and nine months ended September 30, 2022, were primarily due to the impact from the rollout of our professional pricing initiative, which was a strategic investment aimed at ensuring we are more competitively priced on the professional side of our business; a greater percentage of our total sales mix generated from professional service provider customers, which carry a lower gross margin than DIY sales; and a benefit in the prior year from selling through inventory purchased prior to recent acquisition cost increases and corresponding selling price increases.  We determine inventory cost using the last-in, first-out (“LIFO”) method but had, over time, seen our LIFO reserve balance exhausted, resulting in a LIFO inventory value above replacement cost prior to September 30, 2021.  Our policy is to not write-up inventory in excess of replacement cost, and accordingly, we had effectively valued our inventory at replacement cost, resulting in a benefit when selling prices increase as we sell through this lower cost inventory.  During the three months ended September 30, 2021, our LIFO reserve reverted back to a more typical credit balance due to significant inflation in acquisition costs; as a result we did not realize a benefit in the current year from the final sell through of inventory valued at older, lower replacement cost.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2022, increased 6% to $1.13 billion (or 29.8% of sales) from $1.06 billion (or 30.6% of sales) for the same period one year ago.  SG&A for the nine months ended September 30, 2022, increased 7% to $3.26 billion (or 30.2% of sales) from $3.04 billion (or 30.3% of sales) for the same period one year ago.  The increases in total SG&A dollars for the three and nine months ended September 30, 2022, were the result of additional Team Members, facilities and vehicles to support our increased sales and store count.  The decreases in SG&A as a percentage of sales for the three and nine months ended September 30, 2022, were primarily due to lower levels of accrued incentive and other compensation in the current period, as compared to the same period one year ago, and leverage of fixed store operating costs on strong comparable store sales, partially offset by inflationary pressures on wages, benefits and fuel costs, as compared to the same period one year ago.

Operating income:

As a result of the impacts discussed above, operating income for the three months ended September 30, 2022, increased 7% to $804 million (or 21.2% of sales) from $755 million (or 21.7% of sales) for the same period one year ago.  As a result of the impacts discussed above, operating income for the nine months ended September 30, 2022, increased 1% to $2.27 billion (or 21.1% of sales) from $2.24 billion (or 22.3% of sales) for the same period one year ago.

Other income and expense:

Total other expense for the three months ended September 30, 2022, increased 24% to $42 million (or 1.1% of sales) from $34 million (or 1.0% of sales) for the same period one year ago.  Total other expense for the nine months ended September 30, 2022, increased 16% to $120 million (or 1.1% of sales) from $104 million (or 1.0% of sales) for the same period one year ago.  The increases in total other expense for the three and nine months ended September 30, 2022, were the result of a decrease in the value of our trading securities and increased interest expense on higher average outstanding borrowings.

Income taxes:

Our provision for income taxes for the three months ended September 30, 2022, increased 9% to $176 million (23.2% effective tax rate) from $162 million (22.5% effective tax rate) for the same period one year ago.  Our provision for income taxes for the nine months ended September 30, 2022, increased to $508 million (23.6% effective tax rate) from $492 million (23.0% effective tax rate) for the same period one year ago.  The increases in our provision for income taxes for the three and nine months ended September 30, 2022, were the result of higher taxable income and lower excess tax benefits from share-based compensation.  The increases in our effective tax rate for the three and nine months ended September 30, 2022, were the result of lower excess tax benefits from share-based compensation.

Net income:

As a result of the impacts discussed above, net income for the three months ended September 30, 2022, increased 5% to $585 million (or 15.4% of sales) from $559 million (or 16.1% of sales) for the same period one year ago.  As a result of the impacts discussed above, net income for the nine months ended September 30, 2022, decreased to $1.64 billion (or 15.3% of sales) from $1.65 billion (or 16.4% of sales) for the same period one year ago.

Earnings per share:

Our diluted earnings per common share for the three months ended September 30, 2022, increased 14% to $9.17 on 64 million shares from $8.07 on 69 million shares for the same period one year ago.  Our diluted earnings per common share for the nine months ended September 30, 2022, increased 7% to $25.08 on 66 million shares from $23.45 on 70 million for the same period one year ago.

LIQUIDITY AND CAPITAL RESOURCES

Our long-term business strategy requires capital to open new stores, fund strategic acquisitions, expand distribution infrastructure, operate and maintain our existing stores and may include the opportunistic repurchase of shares of our common stock through our Board-approved share repurchase program.  Our material cash requirements necessary to maintain the current operations of our long-term business strategy include, but are not limited to, inventory purchases, human capital obligations, including payroll and benefits, contractual obligations, including debt and interest obligations, capital expenditures, payment of income taxes and other operational priorities.  We expect to fund our short- and long-term cash and capital requirements with our primary sources of liquidity, which include funds generated from the normal course of our business operations, borrowings under our unsecured revolving credit facility and senior note offerings.  However, there can be no assurance that we will continue to generate cash flows or maintain liquidity at or above recent levels, as we are unable to predict decreased demand for our products or changes in customer buying patterns.  Additionally, these factors could also impact our ability to meet the debt covenants of our credit agreement and, therefore, negatively impact the funds available under our unsecured revolving credit facility.

There have been no material changes to the contractual obligations, to which we are committed, since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended
	September 30,
Liquidity:	2022	2021
Total cash provided by/(used in):
Operating activities	$2,353,020	$2,565,327
Investing activities	(383,701)	(337,736)
Financing activities	(2,264,460)	(2,243,517)
Effect of exchange rate changes on cash	88	(412)
Net decrease in cash and cash equivalents	$(295,053)	$(16,338)

Capital expenditures	$388,820	$340,687
Free cash flow (1)	1,944,638	2,193,889
(1)	Calculated as net cash provided by operating activities, less capital expenditures and excess tax benefit from share-based compensation payments, and investment in tax credit equity investments for the period.

Operating activities:

The decrease in net cash provided by operating activities during the nine months ended September 30, 2022, compared to the same period in 2021, was primarily due to a decrease in accrued benefits and a smaller increase in income taxes payable.  The decrease in accrued benefits was due to higher accrued incentive compensation payments in 2022 versus the same period in 2021.  The smaller increase in income taxes payable was primarily attributable to the amount of quarterly estimated tax payments, which is impacted by the expected realization of tax credits from renewable energy tax credit investments and annualized taxable income.

Investing activities:

The increase in net cash used in investing activities during the nine months ended September 30, 2022, compared to the same period in 2021, was the result of an increase in capital expenditures.  The increase in capital expenditures was primarily due to an increase in store and distribution expansion projects in the current period, as compared to the same period in the prior year.

Financing activities:

The increase in net cash used in financing activities during the nine months ended September 30, 2022, compared to the same period in 2021, was attributable to an increase in repurchases of our common stock in the current period, as compared to the same period in the prior year, partially offset by net proceeds from the issuance of long-term debt in the current period.

Debt instruments:

See Note 5 “Financing” to the Condensed Consolidated Financial Statements for information concerning the Company’s credit agreement, unsecured revolving credit facility, outstanding letters of credit and unsecured senior notes.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of September 30, 2022, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 6.83 times and 6.68 times as of September 30, 2022 and 2021, respectively, and a consolidated leverage ratio of 1.74 times and 1.65 times as of September 30, 2022 and 2021, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the twelve months ended September 30, 2022 and 2021 (dollars in thousands):

		For the Twelve Months Ended
		September 30,
		2022	2021
GAAP net income		$2,163,051	$2,038,657
Add:	Interest expense	150,121	148,385
	Rent expense (1)	386,409	367,676
	Provision for income taxes	633,581	598,962
	Depreciation expense	340,705	311,594
	Amortization expense	7,906	9,185
	Non-cash share-based compensation	25,025	24,229
Non-GAAP EBITDAR		$3,706,798	$3,498,688

	Interest expense	$150,121	$148,385
	Capitalized interest	5,902	7,671
	Rent expense (1)	386,409	367,676
Total fixed charges		$542,432	$523,732

Consolidated fixed charge coverage ratio		6.83	6.68

GAAP debt		$4,370,772	$3,826,073
Add:	Stand-by letters of credit	101,741	83,985
	Discount on senior notes	6,481	4,531
	Debt issuance costs	22,747	19,396
	Five-times rent expense	1,932,045	1,838,380
Non-GAAP adjusted debt		$6,433,786	$5,772,365

Consolidated leverage ratio		1.74	1.65
(1)	The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”) the most directly comparable GAAP financial measure, for the twelve months ended September 30, 2022 and 2021 (in thousands):

Total lease cost, per ASC 842, for the twelve months ended September 30, 2022		$460,299
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the twelve months ended September 30, 2022	73,890
Rent expense for the twelve months ended September 30, 2022		$386,409

Total lease cost, per ASC 842, for the twelve months ended September 30, 2021		$438,205
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the twelve months ended September 30, 2021	70,529
Rent expense for the twelve months ended September 30, 2021		$367,676

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the nine months ended September 30, 2022 and 2021 (in thousands):

		For the Nine Months Ended
		September 30,
		2022	2021
Cash provided by operating activities		$2,353,020	$2,565,327
Less:	Capital expenditures	388,820	340,687
	Excess tax benefit from share-based compensation payments	14,300	28,956
	Investment in tax credit equity investments	5,262	1,795
Free cash flow		$1,944,638	$2,193,889

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted LIBO Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of September 30, 2022, we had no outstanding borrowings under our Revolving Credit Facility.

Cash equivalents risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of September 30, 2022, our cash and cash equivalents totaled $67.1 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the period-end exchange rates was $191.1 million at September 30, 2022.  The period-end exchange rate of the Mexican peso, relative to the U.S. dollar, strengthened by approximately 1.8% from December 31, 2021.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at September 30, 2022, would be approximately $17.4 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statements through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of September 30, 2022, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no sales of unregistered securities during the nine months ended September 30, 2022. The following table identifies all repurchases during the three months ended September 30, 2022, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
July 1, 2022, to July 31, 2022	437	$655.82	437	$1,067,459
August 1, 2022, to August 31, 2022	159	712.34	159	954,131
September 1, 2022, to September 30, 2022	443	699.49	443	$644,022
Total as of September 30, 2022	1,039	$683.09	1,039
(1)	The authorization under the share repurchase program that currently has capacity is scheduled to expire on May 16, 2025. No other share repurchase programs existed during the nine months ended September 30, 2022. See Note 7 “Share Repurchase Program” to the Condensed Consolidated Financial Statements for further information on our share repurchases.

Item 6. Exhibits

Exhibit No.	Description
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

O’REILLY AUTOMOTIVE, INC.

November 8, 2022	/s/	Gregory D. Johnson
Date	Gregory D. Johnson
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2022	/s/	Jeremy A. Fletcher
Date	Jeremy A. Fletcher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)