Form 10-K
period 2022-12-31
O REILLY AUTOMOTIVE INC
filed 2023-02-28
CIK 898173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

At June 30, 2022, the aggregate market value of the voting stock held by non-affiliates of the Company was $33,621,309,352 based on the last price of the common stock reported by The Nasdaq Global Select Market.

At February 20, 2023, an aggregate of 61,833,215 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, are incorporated by reference into Part III.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by forward-looking words such as “estimate,” “may,” “could,” “will,” “believe,” “expect,” “would,” “consider,” “should,” “anticipate,” “project,” “plan,” “intend” or similar words.  In addition, statements contained within this annual report that are not historical facts are forward-looking statements, such as statements discussing, among other things, expected growth, store development, integration and expansion strategy, business strategies, future revenues and future performance.  These forward-looking statements are based on estimates, projections, beliefs and assumptions and are not guarantees of future events and results.  Such statements are subject to risks, uncertainties and assumptions, including, but not limited to, the economy in general; inflation; consumer debt levels; product demand; a public health crisis; the market for auto parts; competition; weather; tariffs; availability of key products and supply chain disruptions; business interruptions, including terrorist activities, war and the threat of war; failure to protect our brand and reputation; challenges in international markets; volatility of the market price of our common stock; our increased debt levels; credit ratings on public debt; historical growth rate sustainability; our ability to hire and retain qualified employees; risks associated with the performance of acquired businesses; damage, failure or interruption of information technology systems, including information security and cyber-attacks; and governmental regulations.  Actual results may materially differ from anticipated results described or implied in these forward-looking statements.  Please refer to the “Risk Factors” section in this annual report on Form 10-K for the year ended December 31, 2022, and subsequent Securities and Exchange Commission filings, for additional factors that could materially affect our financial performance.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

At December 31, 2022, we operated 5,929 stores in 47 states in the United States and 42 stores in Mexico.  Our stores carry an extensive product line, including

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

See the “Risk Factors” section of this annual report on Form 10-K for a description of certain risks relevant to our business.  These risk factors include, among others, risks related to deteriorating economic conditions, competition in the automotive aftermarket business, our sensitivity to regional economic and weather conditions, our relationships with key suppliers and availability of key products, business interruptions, failure to protect our brand and reputation, risks associated with international operations, unanticipated fluctuations in our quarterly results, the volatility of the market price of our common stock, our increased debt levels, a downgrade in our credit ratings, future growth assurance, our dependence upon key personnel, our acquisition strategies, information and systems security, damage and failure, and litigation, environmental legislation and other regulations.

OUR BUSINESS

Our goal is to continue to achieve growth in sales and profitability by capitalizing on our competitive advantages and executing our growth strategy.  We remain confident in our ability to continue to gain market share in our existing markets and grow our business in new markets by focusing on our dual market strategy and the core O’Reilly values, including hard work, superior customer service and expense control.  Our mission is to be the dominant auto parts provider in all the markets we serve by providing a higher level of customer service and a better value position than our competitors to both DIY and professional service provider customers.

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

In 2022, we derived approximately 56% of our sales from our DIY customers and approximately 44% of our sales from our professional service provider customers.  Historically, we have increased our sales to professional service provider customers at a faster pace than the increase in our sales to DIY customers due to the more fragmented nature of the professional service provider business, which offers a greater opportunity for consolidation.  We believe we will continue to have a competitive advantage on the professional service provider portion of our business, due to our systems, knowledge, industry-leading parts availability and experience serving the professional service provider side of the automotive aftermarket, augmented by our approximately 725 full-time sales staff dedicated solely to calling upon and servicing the professional service provider customer.  We will also continue to expand and enhance the level of offerings focused on growing our DIY business and will continue to execute our proven dual market strategy in both existing and new markets.

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

We seek to attract new DIY and professional service provider customers and retain existing customers by offering superior customer service, the key elements of which are identified below:

●	superior in-store service through highly-motivated, technically-proficient store personnel (“Professional Parts People”);
●	an extensive selection and superior availability of products;
●	many enhanced service programs, including battery and electrical testing, battery, wiper and bulb replacement and check engine light code extractions;
●	attractive stores in convenient locations;
●	competitive pricing, supported by a good, better, best product assortment designed to meet all of our customers’ quality and value preferences;
●	a robust point-of-sale system integrated with our proprietary electronic catalog, which contains a wide variety of product images, schematics and technical specifications and equips our Team Members with highly effective tools to source products in our extensive supply network;
●	online ordering for our professional customers through our proprietary professional customer platform, www.FirstCallOnline.com, with local delivery available; and
●	online ordering, featuring “chat with a parts professional,” parts look up assistance for our DIY customers through our retail platform, www.OReillyAuto.com, with convenient store locations for pick up in store orders or home delivery.

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

Strategic Regional Tiered Distribution Network:

We believe our commitment to a robust, regional, tiered distribution network provides superior replenishment and access to hard-to-find parts and enables us to optimize product availability and inventory levels throughout our store network.  Our strategic, regional, tiered distribution network includes distribution centers (“DCs”) and Hub stores.  Our inventory management and distribution systems electronically link each of our stores to one or more DCs, which provides for efficient inventory control and management.  We currently operate 28 regional DCs, which provide our stores with same-day or overnight access to an average of 154,000 stock keeping units (“SKUs”), many of which are hard-to-find items not typically stocked by other auto parts retailers.  To augment our robust distribution network, we operate a total of 383 Hub stores that also provide delivery service and same-day access to stores within the surrounding areas to an average of 49,000 SKUs, with Hubs in select markets carrying further enhanced inventory levels up to approximately 94,000 SKUs.  More than 95% of our stores receive multiple same-day deliveries and deliveries on weekends of hard to find parts from our DCs and Hub stores.  We believe this timely access to a broad range of products is a key competitive advantage in satisfying customer demand and generating repeat business.

Experienced Management Team:

Our Company philosophy is to “promote from within,” and the vast majority of our senior managers, district managers and store managers have been promoted from within the Company.  We augment this promote from within philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience, technical proficiency or subject matter expertise.  We have a strong management Team that has demonstrated the consistent ability to successfully execute our business plan and growth strategy by generating 30 consecutive years of record revenues and earnings and positive comparable store sales results since becoming a public company in April of 1993.  See our “Team Members and Human Capital Management” disclosure of the “Business” section of this annual report on Form 10-K for more information about our experienced management Team.

Growth Strategy

Aggressively Open New Stores:

We intend to continue to consolidate the fragmented automotive aftermarket.  During 2022, we opened 170 net, new domestic stores and 17 new stores in Mexico.  In 2023, we plan to open 180 to 190 net, new stores, which will increase our penetration in existing markets and allow for expansion into new, contiguous markets.  The sites for these new stores have been identified, and to date, we have not experienced significant difficulties in locating suitable sites for construction of new stores or identifying suitable acquisition targets for conversion to O’Reilly stores.  We typically open new stores by

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

Selectively Pursue Strategic Acquisitions:

The automotive aftermarket industry is still highly fragmented, and we believe the ability of national auto parts chains, like O’Reilly, to operate more efficiently and effectively than smaller independent operators will result in continued industry consolidation.  Our intention is to continue to selectively pursue strategic acquisitions that will strengthen our position as a leading automotive aftermarket parts supplier in existing markets and provide a springboard for expansion into new domestic and international markets.

Continually Enhance Store Design and Location:

Our current prototype store design features optimized square footage, high ceilings, convenient interior store layouts, in-store signage, multilingual signage, bright lighting, convenient ingress and egress, ample parking and dedicated counters to serve professional service provider customers, each designed to increase sales and operating efficiencies to enhance overall customer service.  We continually update the location and condition of our store network through systematic renovation and relocation of our existing stores to enhance store performance.  During 2022, while experiencing macroeconomic constraints to construction timing and the supply of material and equipment, we relocated 11 stores and performed minor to major updates or renovations to approximately 1,300 additional stores.  We believe that our ability to consistently achieve growth in comparable store sales is due in part to our commitment to maintaining an attractive store network, which is strategically located to best attract and serve our customers.

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

Team Members and Human Capital Management

Our tradition for 66 years has been to treat all of our Team Members with honesty and respect and to commit significant resources to instill in them our “Live Green” culture, which emphasizes the importance of each Team Member’s contribution to the success of O’Reilly.  This focus on professionalism and respect has created an industry-leading Team, and we consider our relations with our Team Members to be excellent.

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

Talent Acquisition, Retention and Training:

Our Company knows the value of a tenured Team, which is why our philosophy is to “promote from within” first.  As management opportunities arise, we look first within the Company and promote those who have performed well, have the right expertise and have shown leadership potential before looking outside the Company; however, we augment this philosophy by pursuing strategic hires with a strong emphasis on automotive aftermarket experience, customer service excellence, subject matter expertise, and strong culture fit.  This comprehensive approach increases Team Member commitment and has resulted in a very experienced leadership Team.  As of December 31, 2022, our strong management Team was comprised of 226 senior managers who average 20 years of service, 293 corporate managers who average 16 years of service and 591 district managers who average 14 years of service.

Each of our stores is staffed with a store manager and one or more assistant managers, in addition to parts specialists, retail and/or installer service specialists and other positions required to meet the specific needs of each store.  Each of our 591 district managers has general supervisory responsibility for an average of 10 stores, which provides our stores with strong operational support.

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

Diversity and Inclusion:

At O’Reilly, valuing diversity and inclusion is about creating an environment in which our Team Members feel included, respected and have opportunities to do their best work and achieve their greatest potential.  We believe diversity within the workplace is crucial in running our business and building the best Team of Professional Parts People to serve our customers.  We are committed to recruiting and building a diverse team through inclusive talent acquisition, ongoing leadership development and actively identifying emerging talent.  We have worked to expand opportunities for all of our Team Members through programs designed to prepare them to take on more responsibilities at every level of the organization.  We firmly believe that promoting from within is a differentiator in maximizing our diversity across the entire company.  In order to ensure our diversity and inclusion efforts are successful, we survey our Team Members, provide enhanced, collaborative learning through diversity and inclusion training and resources, and build network groups, action plans and programs aimed at improving our work environments for our Team Members and customers.

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

Just as pay, benefits, and growth opportunities are critically important to our Team Members’ success, we believe it is equally important to recognize Team Members for a job well done.  We regularly present many awards that range from recognizing individual service longevity to performance, allowing peer-to-peer recognition or management nomination of an individual’s excellent performance.

Team Composition:

We recognize that each and every one of our Team Members plays a very important role in our ability to provide outstanding customer service and achieve consistent, successful performance.  As of January 31, 2023, we employed 87,745 Team Members (71,612 full-time Team Members and 16,133 part-time Team Members), of whom 71,582 were employed at our stores, 11,789 were employed at our DCs and 4,374 were employed at our corporate and regional offices.  Ours is an increasingly technical business creating the need for knowledgeable Professional Parts People, and our ongoing focus on developing a technically proficient Team has resulted in the growth of the mix of our full-time work force, increasing from 65% at January 31, 2020 to 82% at January 31, 2023.  While full-time Professional Parts People play a vital role in our ongoing success, the flexibility of incorporating part-time employment into our work force is also an important component of providing excellent customer service.  Many of our part-time Team Members choose to work at O’Reilly while attending school, or during other transitional periods in their lives, or simply because of their passion for cars and knowledge of auto parts.  Part-time Team Members have the opportunity to become career Professional Parts People because of our promote from within philosophy, and many of our leaders today began their careers as part-time Team Members in our stores or distribution centers.

A union represents 435 Team Members in 47 stores in the Greater Bay Area in California and has for many years.  There are 52 Team Members that drive over-the-road trucks in two of our domestic DCs that are also represented by a labor union.  Additionally, two unions represent approximately 1,076 Team Members in Mexico.  We consider our current relationship with these unions and union Team Members to be excellent.  With the exception of the previously described Team Members, our Team Members are not represented by labor unions.

Additional information about our Team Member population and human capital management practices can be found in our most recent Sustainability, Social, and Governance report, which is available on our website at www.OReillyAuto.com.  Our Sustainability, Social, and Governance report is not, and will not be deemed to be, a part of this annual report on Form 10-K for the year ended December 31, 2022, or incorporated by reference into any of our other filings with the Securities and Exchange Commission.

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

Store Locations and Size:

As a result of our dual market strategy, we are able to profitably operate in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national chain selling primarily to the retail automotive aftermarket.  Our U.S. stores, on average, carry approximately 22,000 SKUs and average approximately 7,500 total square feet in size.  At December 31, 2022, we had a total of approximately 45 million square feet in our 5,929 domestic stores.  Our domestic stores are served primarily by the nearest DC, which averages 154,000 SKUs, but also have same-day access to the broad selection of inventory available at one of our 383 Hub stores that average 12,700 square feet in size and carry an average of 49,000 SKUs, with Hubs in select markets carrying further enhanced inventory levels up to an approximately 94,000 SKUs.

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

The following table sets forth the geographic distribution and opening activity of our stores as of December 31, 2022 and 2021:

	December 31, 2021		2022 Net, New Stores		December 31, 2022
				% of Total			Cumulative
	Store	% of Total	Store	Store	Store	% of Total	% of Total
State	Count	Store Count	Growth	Growth	Count	Store Count	Store Count
Texas	775	13.5%	23	13.5%	798	13.5%	13.5%
California	570	9.9%	9	5.3%	579	9.8%	23.3%
Florida	259	4.5%	16	9.4%	275	4.6%	27.9%
Georgia	231	4.0%	2	1.2%	233	3.9%	31.8%
Illinois	220	3.8%	7	4.1%	227	3.8%	35.6%
Ohio	217	3.8%	7	4.1%	224	3.8%	39.4%
North Carolina	211	3.7%	5	2.8%	216	3.6%	43.0%
Missouri	206	3.6%	1	0.6%	207	3.5%	46.5%
Tennessee	191	3.3%	8	4.7%	199	3.4%	49.9%
Michigan	186	3.2%	1	0.6%	187	3.2%	53.1%
Indiana	160	2.7%	8	4.7%	168	2.8%	55.9%
Washington	161	2.7%	4	2.4%	165	2.8%	58.7%
Alabama	156	2.6%	1	0.6%	157	2.6%	61.3%
Arizona	145	2.5%	3	1.8%	148	2.5%	63.8%
Louisiana	136	2.4%	7	4.1%	143	2.3%	66.1%
Wisconsin	129	2.2%	3	1.8%	132	2.2%	68.3%
Minnesota	128	2.2%	3	1.8%	131	2.2%	70.5%
Oklahoma	125	2.2%	—	—%	125	2.1%	72.6%
South Carolina	119	2.1%	6	3.4%	125	2.1%	74.7%
Arkansas	119	2.1%	3	1.8%	122	2.1%	76.8%
Colorado	111	1.9%	8	4.7%	119	2.0%	78.8%
Kentucky	108	1.9%	1	0.6%	109	1.8%	80.6%
Virginia	94	1.6%	5	2.8%	99	1.7%	82.3%
Kansas	86	1.5%	1	0.6%	87	1.5%	83.8%
Mississippi	84	1.5%	1	0.6%	85	1.4%	85.2%
Iowa	81	1.4%	2	1.2%	83	1.4%	86.6%
Oregon	72	1.3%	2	1.2%	74	1.2%	87.8%
Utah	67	1.2%	4	2.4%	71	1.2%	89.0%
New Mexico	62	1.1%	3	1.8%	65	1.1%	90.1%
Nevada	59	1.0%	1	0.6%	60	1.0%	91.1%
Massachusetts	56	1.0%	2	1.2%	58	1.0%	92.1%
Idaho	48	0.8%	4	2.4%	52	0.9%	93.0%
Nebraska	51	0.9%	—	—%	51	0.9%	93.9%
Pennsylvania	39	0.7%	5	2.8%	44	0.7%	94.6%
Maine	34	0.6%	3	1.8%	37	0.6%	95.2%
New Hampshire	35	0.6%	1	0.6%	36	0.6%	95.8%
Connecticut	27	0.5%	3	1.8%	30	0.5%	96.3%
Montana	28	0.5%	1	0.6%	29	0.5%	96.8%
New York	24	0.4%	2	1.2%	26	0.4%	97.2%
Vermont	24	0.4%	—	—%	24	0.4%	97.6%
Wyoming	23	0.4%	—	—%	23	0.4%	98.0%
West Virginia	22	0.4%	1	0.6%	23	0.4%	98.4%
South Dakota	20	0.3%	1	0.6%	21	0.4%	98.8%
Alaska	16	0.3%	—	—%	16	0.3%	99.1%
North Dakota	16	0.3%	—	—%	16	0.3%	99.4%
Rhode Island	15	0.3%	—	—%	15	0.3%	99.7%
Hawaii	13	0.2%	2	1.2%	15	0.3%	100.0%
Total U.S. stores	5,759	100.0%	170	100.0%	5,929	100.0%

Mexico	25		17		42
Total stores	5,784		187		5,971

Distribution Systems

We believe that our tiered distribution model provides industry-leading parts availability and store in-stock positions, while optimizing our inventory investment by controlling the depth of our store stocked inventory.  Our distribution expansion strategy, supported by our ongoing, significant capital investments, complements our new store opening strategy by supporting newly established clusters of stores, and additional penetration into existing markets, in the regions surrounding each DC.  As of December 31, 2022, we had a total growth capacity of 150 to 300 U.S. stores in our distribution network.  Further enhancing our distribution capabilities in 2023, we plan to open our first DC in Puerto Rico and a large DC in Guadalajara, Mexico.

Distribution Centers:

As of December 31, 2022, we operated 28 domestic DCs comprised of approximately 12.1 million operating square feet (see the “Properties” table in Item 2 of this annual report on Form 10-K for more information about DC operating square footages).  Our DCs stock an average of 154,000 SKUs and most DCs are linked to and have access to multiple other regional DCs’ inventory.  Our DCs provide five-night-a-week delivery, primarily via a Company-owned fleet, to substantially all of our stores in the continental United States.  In addition, stores within an individual DC’s metropolitan area receive multiple daily deliveries from the DC’s “city counter,” many of which receive this service seven days per week.  Our DCs provide service to not only the stores they service via their city counters but also to strategic Hub locations, which redistribute products to surrounding stores.  Our national Hub store network provides additional service throughout the week, and on weekends, to surrounding stores.

As part of our continuing efforts to enhance our distribution network in 2023, we plan to

●	continue to enhance our distribution network through the engineering, design, expansion or relocation of new or current DCs;
●	continue to utilize routing software to enhance logistics efficiencies;
●	continue to implement labor management software to improve DC productivity and overall operating efficiency;
●	continue to define and implement best practices in all DCs;
●	make proven, return-on-investment based capital enhancements to material handling equipment in DCs, including conveyor systems, picking modules, lift equipment and computer hardware; and
●	continue to augment our robust distribution network, when and where appropriate, through the use of strategically located Hubs.

Hub Stores:

We currently operate a total of 383 strategically located Hub stores.  In addition to serving DIY and professional service provider customers in their markets, Hub stores also provide delivery service to our other stores within the surrounding area and access to an expanded selection of SKUs on a same-day basis.  Our Hub store network consists of 383 Hubs that average approximately 12,700 square feet and carry an average of 49,000 SKUs, with Hubs in select markets carrying further enhanced inventory levels up to approximately 94,000 SKUs.

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

We purchase automotive products in substantial quantities from over 815 suppliers, the five largest of which accounted for approximately 24% of our total purchases in 2022.  Our largest supplier in 2022 accounted for approximately 7% of our total purchases and the next four largest suppliers each accounted for approximately 3% to 6% of our total purchases.

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

INDUSTRY ENVIRONMENT

The automotive aftermarket industry includes all products and services purchased for light and heavy-duty vehicles after the original sale.  The total size of the automotive aftermarket is estimated to be approximately $357 billion, according to the Auto Care Association.  This market is made up of four segments:  labor share of professional service provider sales, auto parts share of professional service provider sales, DIY sales and tire sales.  We estimate that O’Reilly’s addressable market within this industry is approximately $130 billion to $140 billion, which includes the auto parts share of professional service provider sales at wholesale and DIY sales at retail.  We do not sell tires or perform for-fee automotive repairs or installations.

Competition

The sale of automotive aftermarket items is highly competitive in many areas, including customer service, product availability, store location, brand recognition and price.  We compete in both the DIY and professional service provider portions of the automotive aftermarket and are one of the largest specialty retailers within that market.  We compete primarily with

●	national retail and wholesale automotive parts chains (such as AutoZone, Inc., Advance Auto Parts, CARQUEST and NAPA);
●	regional retail and wholesale automotive parts chains;
●	wholesalers or jobber stores (some of which are associated with national automotive parts distributors or associations such as NAPA, CARQUEST, Bumper to Bumper and Auto Value);
●	automobile dealers; and
●	mass merchandisers and online retailers that carry automotive replacement parts, maintenance items and accessories (such as Wal-Mart Stores, Inc. and Amazon.com, Inc.).

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Gregory D. Johnson, age 57, Chief Executive Officer, has been an O’Reilly Team Member for 40 years, which includes continuous years of service with a company acquired by O’Reilly.  Mr. Johnson’s O’Reilly career began as a part-time Distribution Center Team Member and progressed through the roles of Retail Systems Manager, Warehouse Management Systems (WMS) Development Manager, Director of Distribution, Vice President of Distribution Operations, Senior Vice President of Distribution Operations, Executive Vice President of Supply Chain, Chief Executive Officer and Co-President, and President and Chief Executive Officer.  Mr. Johnson held the position of Co-President from 2017 until February of 2022 and President from February 2022 until January 2023.  Mr. Johnson has held the position of Chief Executive Officer since 2018.

Brad Beckham, age 44, Co-President, has been an O’Reilly Team Member for 26 years.  Mr. Beckham’s primary areas of responsibility are all domestic and international Store Operations and Sales, Real Estate and Expansion, Human Resources, Legal, Risk Management, Training and Finance.  Mr. Beckham’s O’Reilly career began as a Parts Specialist and progressed through the roles of Store Manager, District Manager, Regional Manager, Divisional Vice President, Vice President of Eastern Store Operations and Sales, Senior Vice President of Eastern Store Operations and Sales, Senior Vice President of Central Store Operations, Executive Vice President of Store Operations and Sales, and Executive Vice President and Chief Operating Officer.  Mr. Beckham has held the position of Co-President since January of 2023.

Brent G. Kirby, age 54, Co-President, has been an O’Reilly Team Member since 2018.  Mr. Kirby’s primary areas of responsibility are Merchandise, Distribution, Logistics, Inventory Management, Pricing, Store Design, Marketing, Advertising/Marketing, Electronic Catalog, Customer Satisfaction, Omnichannel and Information Technology.  Mr. Kirby began his retail career of over 35 years with Lowe’s Companies, Inc. (“Lowe’s”) as a hardware associate and progressed through various positions at the store, district and, regional levels before being promoted to Senior Vice President of Store Operations and later Chief Omnichannel Officer.  In 2018, Mr. Kirby O’Reilly career began as Senior Vice President of Omnichannel and progressed through the roles of Executive Vice President of Supply Chain and Executive Vice President and Chief Supply Chain Officer.  Mr. Kirby has held the position of Co-President since January of 2023.

Doug Bragg, age 53, Executive Vice President of Operations and Sales, has been an O’Reilly Team Member for 32 years.  Mr. Bragg’s primary areas of responsibility are Store Operations and Sales for O’Reilly U.S. Store Operations.  Mr. Bragg’s O’Reilly career began as a Distribution Center Team Member and progressed through the roles of Assistant Store Manager, Store Manager, District Manager, Regional Manager, Divisional Vice President, and Senior Vice President of Central Store Operations and Sales.  Mr. Bragg has held the position of Executive Vice President of Store Operations since January of 2022.

Jeremy Fletcher, age 45, Executive Vice President and Chief Financial Officer, has been an O’Reilly Team Member for 17 years.  Mr. Fletcher’s primary areas of responsibility are Finance, Accounting, Credit and Collections, Financial Planning, Tax, Treasury, and Investor Relations.  Mr. Fletcher’s O’Reilly career began as the Financial Reporting and Budgeting Manager and progressed through the roles of Director of Finance, Vice President of Finance and Controller, and Senior Vice President of Finance and Controller.  Prior to joining O’Reilly, Mr. Fletcher worked as a Certified Public Accountant in public practice and in a financial reporting and planning role for a Fortune 1000 corporation.  Mr. Fletcher has held the position of Executive Vice President and Chief Financial Officer since May of 2022.

Tom McFall, age 52, Executive Vice President, has been an O’Reilly Team Member for 16 years.  Mr. McFall’s primary areas of responsibility are Legal, Real Estate and Risk Management.  Mr. McFall’s career began with Ernst & Young LLP in Detroit, Michigan, where he achieved the position of Audit Manager, before accepting a position with Murray’s Discount Auto Stores (“Murray’s”).  Mr. McFall served Murray’s for eight years through the roles of Controller, Vice President of Finance, and Chief Financial Officer, with direct responsibility for finance, accounting and distribution and logistics operations.  After Murray’s was acquired by CSK Auto Corporation (“CSK”) in 2005, Mr. McFall held the position of Chief Financial Officer of Midwest Operation for CSK.  In 2006, Mr. McFall joined O’Reilly as Senior Vice President of Finance and Chief Financial Officer.  Mr. McFall held the position of Chief Financial Officer from 2006 until May of 2022.  Mr. McFall has held the position Executive Vice President since 2007 and has been responsible for various areas during his tenure, including Finance, Information Technology, Real Estate and Expansion, Legal, Risk Management and Human Resources.

Jonathan Andrews, age 55, Senior Vice President of Human Resources and Training, has been an O’Reilly Team Member for 10 years.  Mr. Andrews’s primary areas of responsibility are Human Resources and Training.  Mr. Andrews has over 30 years of human resources experience.  Mr. Andrews’s career includes human resource positions with Cargill, Inc., Tyson Foods, Inc. and AutoNation, Inc.  Mr. Andrews served AutoNation for 10 years as Director of Human Resources and Senior Director of Human Resources.  In 2012, Mr. Andrews joined O’Reilly as Vice President of Human Resources and progressed through the role of Vice President of Human Resources and Training.  Mr. Andrews has held the position of Senior Vice President of Human Resources and Training since 2019.

Robert Dumas, age 49, Senior Vice President of Eastern Store Operations and Sales, has been an O’Reilly Team Member for 30 years, which includes continuous years of service with a company acquired by O’Reilly.  Mr. Dumas’s primary areas of responsibility are Store Operations and Sales for O’Reilly’s Eastern Store Operations.  Mr. Dumas’s O’Reilly career began as a Parts Specialist and progressed through the roles of Installer Service Specialist, Night Manager, Associate Manager, Store Manager, District Manager, Regional Manager, and Divisional Vice President.  Mr. Dumas has held the position of Senior Vice President of Eastern Store Operations and Sales since 2016.

Larry L. Ellis, age 67, Senior Vice President of Distribution Operations, has been an O’Reilly Team Member for 47 years, which includes continuous years of service with a company acquired by O’Reilly.  Mr. Ellis’s primary areas of responsibility are Distribution Operations and Logistics.  Mr. Ellis’s O’Reilly career began as a Distribution Center Team Member and progressed through the roles of Distribution Center Supervisor, Distribution Center Manager, Director of Distribution Operations, Vice President of Logistics, Vice President of Western Division Distribution Operations, and Vice President of Distribution Operations.  Mr. Ellis has held the position of Senior Vice President of Distribution Operations since 2014.

Jeffrey L. Groves, age 57, Senior Vice President of Legal and General Counsel, has been an O’Reilly Team Member for 18 years.  Mr. Groves’s primary areas of responsibility are Corporate Governance, Regulatory Matters, and Internal Audit.  Mr. Groves’s O’Reilly career began as Director of Legal and Claim Services and progressed through the roles of Director of Legal and Claim Services and General Counsel and Vice President of Legal and Claim Services and General Counsel.  Prior to joining O’Reilly, Mr. Groves worked in a private civil defense trial practice.  Mr. Groves has held the position of Senior Vice President of Legal and General Counsel since 2016.

Philip M. Hopper, age 41, Senior Vice President of Real Estate and Expansion, has been an O’Reilly Team Member for 11 years.  Mr. Hopper’s primary areas of responsibility are Real Estate Expansion and Acquisitions.  Mr. Hopper’s O’Reilly career began as Real Estate Counsel and progressed through the roles of Director of Property Management, Vice President of Real Estate Expansion and Property Management, and Vice President of Real Estate Development.  Mr. Hopper has held the position of Senior Vice President of Real Estate and Expansion since November of 2022.

Jeffrey A. Lauro, age 56, Senior Vice President of Information Technology, has been an O’Reilly Team Member for seven years.  Mr. Lauro’s primary area of responsibility is Information Technology.  Mr. Lauro has 35 years of information technology experience primarily in the retail industry.  Prior to joining O’Reilly, Mr. Lauro held the position of Chief Information Officer for Payless ShoeSource (“Payless”), with direct responsibility for solution delivery, infrastructure and operations and enterprise architecture.  Prior to joining Payless, Mr. Lauro was the Vice President, Global Information Technology Service Delivery Director for The TJX Companies, Inc., with direct responsibility for global information technology service management, operations, implementation and disaster recovery.  In 2015, Mr. Lauro joined O’Reilly as Senior Vice President of Information Technology and has held this position since that time.

Chris Mancini, age 45, Senior Vice President of Central Store Operations and Sales, has been an O’Reilly Team Member for 19 years.  Mr. Mancini’s primary areas of responsibility are Store Operations and Sales for O’Reilly Central Store Operations.  Mr. Mancini’s O’Reilly career began as an Installer Service Specialist and progressed through the roles of Store Manager, District Manager, Regional Director, Mid-Atlantic Division Vice President, and Western Division Vice President.  Mr. Mancini has held the position of Senior Vice President of Central Store Operations and Sales since January of 2022.

Mark J. Merz, age 51, Senior Vice President of Finance, has been an O’Reilly Team Member for 15 years.  Mr. Merz’s primary areas of responsibility are Finance, Accounting, Credit and Collections, Financial Planning, Tax, Treasury, and Investor Relations.  Mr. Merz’s O’Reilly career began as a Senior Accountant and progressed through the roles of External Reporting and Investor Relations Manager, Director of External Reporting and Investor Relations, and Vice President of Investor Relations, Financial Reporting and Planning.  Prior to joining O’Reilly, Mr. Merz worked for nine years as a Controller for a privately held company.  Mr. Merz has held the position of Senior Vice President of Finance since May of 2022.

Chuck Rogers, age 55, Senior Vice President of Professional Sales and Store Operations Support, has been an O’Reilly Team Member for 32 years.  Mr. Rogers’s primary areas of responsibility are Professional Sales, Store Operations and Retail Systems, and Jobber Sales.  Mr. Rogers’s O’Reilly career began as a Delivery Specialist and progressed through the roles of various store positions, Assistant Computer Sales and Services Coordinator, Installer Systems Manager, National Accounts/Installer Systems Manager, Director of Sales Administration, and Vice President of Professional Sales.  Mr. Rogers has held the position of Senior Vice President of Professional Sales and Store Operations Support since January of 2022.

Jason Tarrant, age 42, Senior Vice President of Western Store Operations and Sales, has been an O’Reilly Team Member for 21 years, which includes continuous years of service with a company acquired by O’Reilly.  Mr. Tarrant’s primary areas of responsibility are Store Operations and Sales for O’Reilly Western Store Operations.  Mr. Tarrant’s O’Reilly career began as a Parts Specialist and progressed through the roles of Assistant Store Manager, Store Manager, District Manager, Regional Field Sales Manager, Regional Manager, and Divisional Vice President.  Mr. Tarrant has held the position of Senior Vice President of Western Store Operations and Sales since 2018.

Darin Venosdel, age 52, Senior Vice President of Inventory Management, has been an O’Reilly Team Member for 25 years.  Mr. Venosdel’s primary areas of responsibility are Inventory Management, Purchasing and Store Design.  Mr. Venosdel’s O’Reilly career began as a Programmer/Analyst and progressed through the roles of Application Development Manager, Director of Application Development, Director of Inventory Management, and Vice President of Inventory Management.  Mr. Venosdel has held the position of Senior Vice President of Inventory Management since 2018.

David Wilbanks, age 51, Senior Vice President of Merchandise, has been an O’Reilly Team Member for 10 years.  Mr. Wilbanks’s primary areas of responsibility are Merchandise and Pricing.  Mr. Wilbanks has over 30 years of experience in the automotive aftermarket industry.  Mr. Wilbanks’s career began as a counter technician for an independent jobber and progressed to becoming an ASE Certified Master Technician for an automotive dealership, before accepting a position with AutoZone, Inc. (“AutoZone”).  Mr. Wilbanks served AutoZone for twelve years as a financial analyst, Category Manager, and Director of Merchandise.  In 2012, Mr. Wilbanks joined O’Reilly as Vice President of Merchandise and has held the position of Senior Vice President of Merchandise since 2016.

SERVICE MARKS AND TRADEMARKS

We have registered, acquired and/or been assigned the following service marks and trademarks in the United States:  BENNETT AUTO SUPPLY®; BESTEST®; BETTER PARTS. BETTER PRICES.®; BETTER PARTS, BETTER PRICES....EVERYDAY!®; BOND AUTO PARTS®; BRAKEBEST®; BRAKEBEST HD®; BRAKEBEST SELECT®; CARTEK®; CARTEK PRO®; CERTIFIED AUTO REPAIR®; CHECKER AUTO PARTS®; CUSTOMIZE YOUR RIDE®; DEPENDABILITY YOU CAN COUNT ON®; DO IT RIGHT DEALS®; DO IT RIGHT REBATE®; EARN POINTS EVERY WAY YOU SHOP®; FIRST CALL®; FLEET & HEAVY

DUTY PROFESSIONAL PARTS PEOPLE®; FORMULATED FOR TODAY’S ENGINES®; FRIENDLIEST PARTS STORE IN TOWN®; FROM OUR STORE TO YOUR DOOR®; IMPORT DIRECT®; IMPORT DIRECT OE REPLACEMENT PARTS®; KRAGEN AUTO PARTS®; MASTER PRO®; MASTER PRO REFINISHING®; MASTERPRO SELECT®; MASTERPRO UNDERCAR®; MICROGARD®; MICROGARD HEPA®; MURRAY®; MURRAY CLIMATE CONTROL®; MURRAY TEMPERATURE CONTROL®; MURRAY’S MASCOT® (Design only); MURRAY PLUS®; MURRAY ULTRA®; MURRAY’S AUTO PARTS®; O LOW PRICE GUARANTEE! ®;  O® (Shamrock inside of “O”); OMNISPARK®; O’REILLY®; O’REILLY AUTO COLOR PROFESSIONAL PAINT PEOPLE®; O’REILLY AUTO PARTS®; O’REILLY AUTO PARTS PROFESSIONAL PARTS PEOPLE®; O’REILLY AUTOMOTIVE®; O’REILLY O’REWARDS®; O’REILLY SELECT®; O’REWARDS®; ORIGINAL BRAND PROXONE EST. 2007®; PARTNERSHIP NETWORK®; PARTS CITY®; PARTS CITY AUTO COLOR PROFESSIONAL PAINT PEOPLE®; PARTS CITY AUTO PARTS®; PARTS FOR YOUR CAR WHEREVER YOU ARE®; PARTS PAYOFF®; POWER TORQUE®; PRECISION®; PRECISION HUB ASSEMBLIES®; PROFESSIONAL PARTS PEOPLE®; PROFESIONALES EN AUTOPARTES®; PROTECTION YOU CAN TRUST®; QUIETECH®; REAL WORLD TRAINING®; ¡SIGUE ADELANTE CON O’REILLY!®; SCHUCK’S AUTO SUPPLY®; SUPER START®; SYNTEC®; TOOLBOX®; ULTIMA®; ULTIMA SELECT®; ULTIMA SELECT MOTOR PRODUCTS®; WORK AT THE O®; and X® (design mark associated with PRECISION).  Some of the service marks and trademarks listed above may also have a design associated therewith.  Each of the service marks and trademarks are in duration for as long as we continue to use and seek renewal of such marks.  The above list includes only the trademarks and service marks that are currently and validly registered with the United States Patent and Trademark Office.  It does not include trademarks or service marks which may also be in use, but are not yet registered or trademarks or service marks used and/or registered in other countries.  Except for the trademarks and service marks listed or referred to in this Item 1, we believe that our business is not dependent upon any patent, trademark, service mark or copyright.

Solely for convenience, our service marks and trademarks may appear in this report without the ® or ™ symbol, which is not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights or the right to these service marks and trademarks.

AVAILABLE INFORMATION

Our Internet address is www.OReillyAuto.com.  Interested readers can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Securities and Exchange Commission website at www.sec.gov and searching with our ticker symbol “ORLY.”  Such reports are generally available the day they are filed.  Upon request, we will furnish interested readers a paper copy of such reports free of charge by contacting Eric Bird, Vice President of Finance and Treasury, at 233 South Patterson Avenue, Springfield, Missouri, 65802.

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

Although demand for many of our products is primarily non-discretionary in nature and tend to be purchased by consumers out of necessity, our sales are impacted by constraints on the economic health of our customers.  The economic health of our customers is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, fuel prices, unemployment levels, a prolonged public health crisis or pandemic and other matters that influence consumer confidence and spending.  Many of these factors are outside of our control.  Our customers’ purchases, including purchases of our products, could decline during periods when income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions or political uncertainty.  If any of these events occur, or if unfavorable economic conditions challenge the consumer environment, our business, results of operations, financial condition and cash flows could be adversely affected.

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

In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers, logistics and other service providers and financial institutions that are counterparties to our credit facilities.  Furthermore, the ability of these third parties to overcome these difficulties may worsen.  If third parties, on whom we rely for merchandise, are unable to overcome difficulties resulting from the deterioration in economic conditions, the cause of which could include a prolonged public health crisis or pandemic, and provide us with the merchandise we need, or if counterparties to our credit facilities do not perform their obligations, our business, results of operations, financial condition and cash flows could be adversely affected.

The automotive aftermarket business is highly competitive, and we may have to risk our capital to remain competitive, all of which could adversely impact our business, results of operations, financial condition and cash flows.

Both the DIY and professional service provider portions of our business are highly competitive, particularly in the more densely populated areas that we serve.  Some of our competitors are larger than we are and have greater financial resources.  In addition, some of our competitors are smaller than we are, but have a greater presence than we do in a particular market.  Online and mobile platforms may allow customers to quickly compare prices and product assortment and availability between us and a range of competitors, which could result in pricing pressure.  Some online competitors may have a lower cost structure than we do, as a result of our strategy of providing an exceptional in-store experience and superior parts availability supported by our extensive store network and robust, regional distribution footprint, which could also create pricing pressure.  We may have to expend more resources and risk additional capital to remain competitive and our results of operations, financial condition and cash flows could be adversely affected.  For a list of our principal competitors, see the “Competition” section of Item 1 of this annual report on Form 10-K.

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

Our business depends on developing and maintaining close relationships with our suppliers and on our suppliers’ ability or willingness to sell quality products to us at favorable prices and terms.  Many factors outside of our control may harm these relationships and the ability or willingness of these suppliers to sell us products on favorable terms.  For example, financial or operational difficulties that our suppliers may face could increase the cost of the products we purchase from them or our ability to source products from them.  In addition, the trend toward consolidation among automotive parts suppliers, as well as the off-shoring of manufacturing capacity to foreign countries, may disrupt or end our relationship with some suppliers and could lead to less competition and result in higher prices.  We could also be negatively impacted when our suppliers or our supply chain experiences work stoppages; labor strikes; a prolonged public health crisis or pandemic; shipping and transportation disruptions or increased costs; currency fluctuations or inflation; or other interruptions to, or difficulties in, the manufacture or supply of the products we purchase.  If we are unable to effectively respond to such disruptions to our supply chain, or manage them more effectively than our competitors, our business and competitive position may be negatively impacted.  In addition, changes in U.S. trade policies, sanctions, practices, tariffs or taxes, import limitations and other factors relating to foreign trade and port agreements could affect our ability to source products and our suppliers’ ability to source materials or provide products at current volumes and/or prices.  These and other factors affecting our suppliers and our access to products could adversely affect our results of operations, financial condition and cash flows.

Business interruptions in our distribution centers or other facilities may affect our store hours, stability of systems we rely on, and/or availability and distribution of merchandise, which may affect our business.

Business interruptions, including from a prolonged public health crisis or pandemic, weather-related events, terrorist activities, war, political or civil unrest, or other disasters, or the threat of them, may result in a disruption of operations or the closure of one or more of our DCs or other facilities, or may adversely affect our ability to deliver inventory to our stores on a nightly basis.  This may affect our ability to timely provide products to our customers, resulting in lost sales or a potential loss of customer loyalty, among other things.  Some of our merchandise is imported from other countries and these goods could become difficult or impossible to bring into the United States, and we may not be able to obtain such merchandise from other sources at similar prices.  Such a disruption in revenue could potentially have a negative impact on our results of operations, financial condition and cash flows.

In addition, we rely extensively on various systems, some of which are provided by third-party service providers, to manage inventory, process transactions and timely provide products to our stores and customers.  These systems are subject to failure, damage or interruption, including power outages, telecommunications failures, computer viruses, cyber-attacks, security breaches or other catastrophic events.  If these systems are damaged or fail to function properly, we may experience loss of critical data and interruptions or delays in our ability to manage inventories, deliver product or process customer transactions.  Such a disruption of these systems, and the response to remedy, could result in a negative impact on our business operations and increased costs, which could have an adverse effect on our results of operations, financial condition and cash flows.

Failure to protect our brand and reputation could have a material adverse effect on our brand name, business, results of operations, financial condition and cash flows.

We believe our Company has built an excellent reputation as a leading retailer in the automotive aftermarket industry.  We believe our continued success depends, in part, on our ability to preserve, grow and leverage the value of our brand.  Our reputation is based, in part, on perceptions of subjective qualities; negative publicity involving the Company, our merchandise or our industry in general that erode customer trust or confidence could adversely affect our reputation and business.  Failure to comply with ethical, social, product, labor, health and safety, accounting or environmental standards, or existing or future laws or regulations, as well as failure or perceived failure to achieve or make progress with environmental, social and governance goals, could also jeopardize our reputation and potentially lead to various adverse actions from consumer or environmental groups, employees or regulatory bodies, which could require us to incur substantial legal fees and costs.  In addition, negative claims or publicity, including the availability of information and opinions on social media, as its impact is immediate, could adversely affect our reputation.  The opportunity for the rapid dissemination of information, including inaccurate and inflammatory information and opinions, is virtually limitless and easily accessible.  Damage to our reputation or loss of consumer confidence for any of these or other reasons could have an adverse effect on our business, results of operations, financial condition or cash flows, as well as require additional resources to rebuild our reputation.

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

Credit ratings are an important component of our cost of capital.  These ratings are based upon, among other factors, our financial strength.  Our current credit ratings provide us with the ability to borrow funds at favorable rates.  A downgrade in our current credit rating from either rating agency could adversely affect our cost of capital by causing us to pay a higher interest rate on borrowed funds under our unsecured revolving credit facility and a higher facility fee on commitments under our unsecured revolving credit facility.  A downgrade in our current credit rating could also adversely affect the market price and/or liquidity of our unsecured senior notes, preventing a holder from selling the unsecured senior notes at a favorable price, as well as adversely affect our ability to issue new notes in the future.  In addition, a downgrade in our current credit rating could limit the financial institutions willing to commit funds to the supplier financing programs our suppliers participate in at attractive rates.  Decreased participation in our supplier financing programs would lead to an increase in working capital needed to operate the business, adversely affecting our cash flows.

RISK RELATED TO INFORMATION TECHNOLOGY AND DATA PRIVACY

Damage, failure or interruptions of information technology systems could adversely affect our business operations and results.

We rely extensively on information technology systems, some of which are managed or provided by third-party service providers, to collect, analyze, process, store, manage, transmit and protect business operations, processes, transactions and data.  Delays in the maintenance, updates, upgrading or patching of these systems, applications or processes could adversely impact their effectiveness or could expose us to risks.  Our systems, and the third-party systems with which we interact, are subject to damage, failure or interruption due to various reasons, including, but not limited to, power or other critical infrastructure outages; facility damage; physical theft; telecommunications failures; malware; security incidents; cyber-attacks, including the use of malicious codes, worms, phishing, spyware, denial of service attacks and ransomware; natural disasters and catastrophic events; inadequate or ineffective redundancy measures; and design or usage errors by Team Members, contractors or third-party service providers.  Although we seek to effectively maintain and safeguard our systems, and we seek to ensure our third-party service providers effectively maintain and safeguard their systems, such measures are not guaranteed to be successful.  As a result, we or our service providers could experience one or more errors, interruptions, delays or cessations of service impacting the integrity or availability of our information technology infrastructure.  A material incident could significantly disrupt our operations and business processes; result in the impairment or loss of critical data; be costly and resource-intensive to remedy; and/or harm our reputation and relationship with customers, Team Members, suppliers and other stakeholders, all of which could have a material adverse impact on our results of operations, financial condition and cash flows.

In addition, our information technology systems, infrastructure and personnel require substantial investments, such as replacing systems, maintaining or enhancing systems or designing or acquiring new systems.  These efforts can result in significant potential risks, including failure of the systems to operate as designed, potential loss or corruption of data, incurring more costs than expected or implementation delays or errors, and may result in operational challenges, security control failures, reputational harm, and increased costs, all of which could have a material adverse impact on our results of operations, financial condition and cash flows.

A breach of customer, supplier, Team Member or Company information could damage our reputation or result in substantial additional costs or litigation.

Our business involves the receiving, storage and transmitting of certain personally identifiable or confidential information about our customers, suppliers, Team Members and the Company, some of which is entrusted to third-party service providers and suppliers.  We and our third-party service providers and suppliers have taken significant and appropriate steps to protect this information, including maintaining compliance with payment card industry and National Clearing House standards and a security program that includes updating technology and security policies, employee training and monitoring and routine testing of our systems.  However, these security measures are costly and require constant, ongoing attention and may not prevent a security breach due to cyber-attacks, computer malware viruses, exploitation of hardware or software vulnerabilities, Team Member error, malfeasance, system compromises, fraud, hacking, trickery or other intentional or unintentional acts, which could result in unauthorized parties gaining access to such information.  The methods used to obtain unauthorized access are constantly evolving and may be difficult to anticipate or detect for long periods of time.  There is no guarantee that the security measures that we and our third-party service providers and suppliers have implemented, or will introduce in the future, to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches, or provide us with sufficient visibility to determine if a data security breaches has occurred.  A compromise of our security measures or those of a third-party party we entrust could result in information related to our customers, suppliers, Team Members or the Company being obtained or misused by unauthorized persons; damage to our reputation; adverse operational effects or interruptions; costs to the Company to address the breach, which could require extensive time and financial resources to resolve; or claims, litigation or possible regulatory action against us, all of which could have a material adverse impact on our results of operations, financial condition and cash flows.

In addition, the regulatory environment related to information security and data collection, processing, use and privacy is complex and constantly evolving.  The effects of complying with stricter and more complex data collection, processing, use and privacy and information security laws, regulations and standards can be far-reaching and may increase our responsibility and liability, which may increase our costs by needing to invest significant, additional time and resources and make changes to our existing practice and processes.  Failure to comply with data collection, processing, use and privacy and information security laws, regulations and standards by us or our third-party service providers or suppliers could subject us to fines, sanctions, governmental investigations, lawsuits or reputational damage, which could have a material adverse impact on our results of operations, financial condition and cash flows.

GENERAL RISKS

We cannot assure future growth will be achieved.

We believe that our ability to open additional, profitable stores at a high growth rate will be a significant factor in achieving our growth objectives for the future.  Our ability to accomplish our growth objectives is dependent, in part, on matters beyond our control, such as weather conditions, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions.  We cannot be sure that our growth plans for 2023 and beyond will be achieved.  Failure to achieve our growth objectives may negatively impact the trading price of our common stock.  For a discussion of our growth strategies, see the “Growth Strategy” section of Item 1 of this annual report on Form 10-K.

In order to be successful, we will need to attract, retain and motivate qualified employees.

Our success has been largely dependent on the efforts of certain key personnel.  In order to be successful, we will need to attract, retain and motivate executives and other key employees.  Experienced management and technical personnel are in high demand and competition for their talents is intense.  In addition, we compete with other retail businesses to fill many of our hourly positions, which historically have had high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market.  We must also continue to motivate employees and keep them focused on our strategies and goals.  Our business, results of operations and cash flows could be materially adversely affected by the unexpected loss of the services of one or more of our key employees.  We cannot be certain that we will be able to continue to attract and retain qualified personnel, which could cause us to be less efficient, in particular in a significant inflationary wage pressured environment, and, as a result, may adversely impact our sales and profitability.  For a discussion of our management, see the “Business” section of Item 1 of this annual report on Form 10-K.

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

We may fail, or be unable, to discover liabilities of businesses that we acquire for which we or the subsequent owner or operator may be liable.

Litigation, governmental proceedings, environmental, employment and tax legislation and regulations may affect our business, financial condition, results of operations and cash flows.

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

New tax laws, statutes, rules, regulations or ordinances could harm our business operations, results of operations and financial condition, and existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, which could adversely impact our costs directly or indirectly through our suppliers and have a material adverse effect on our business, results of operations, financial condition and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Stores, distribution centers and other properties:

Of the 5,971 stores we operated at December 31, 2022, 2,465 stores were owned, 3,436 stores were leased from unaffiliated parties, 38 of which were located in Mexico, and 70 stores were leased from entities that include one or more of our affiliated directors or members of their immediate family.  Leases with unaffiliated parties generally provide for payment of a fixed base rent, payment of certain tax, insurance and maintenance expenses and an original term of, at a minimum, 10 years, subject to one or more renewals at our option.  We have entered into separate master lease agreements with each of the affiliated entities for the occupancy of the stores covered thereby.

Such master lease agreements with two of the five affiliated entities have been modified to extend the term of the lease agreement for specific stores.  The master lease agreements or modifications thereto expire on dates ranging from December 31, 2023, to December 31, 2029.  We believe that the lease agreements with the affiliated entities are on terms comparable to those of third parties.

The following table provides information regarding our U.S. regional DCs in operation as of December 31, 2022:

			Operating Square Footage (1)
Principal Use	Nature of Occupancy	Number of Locations	(in thousands)
Distribution center	Owned	21	9,599
Distribution center	Leased (2)	7	2,483
Total		28	12,082
(1)	DC operating square footage includes floor and mezzanine operating square footage and excludes subleased square footage.
(2)	Terms expiring on dates ranging from October 31, 2024, to June 30, 2035.

In addition, we operate six small distribution centers in Mexico; these distribution centers do not serve U.S. stores and are immaterial in the aggregate.  Further enhancing our distribution capabilities in 2023, we plan to open our first DC in Puerto Rico and a large DC in Guadalajara, Mexico.

We believe that our present facilities are in good condition, are sufficiently insured and are adequate for the conduct of our current operations.  The store servicing capability of our 28 existing U.S. DCs is approximately 6,075 stores, providing a growth capacity of 150 to 300 U.S. stores.  We believe the growth capacity in our DCs will provide us with the DC infrastructure needed for near-term expansion.  However, as we expand our geographic footprint, we will continue to evaluate our existing distribution system infrastructure and will adjust our distribution system capacity as needed to support our future growth.

Our corporate office operations occur primarily in Springfield, Missouri, and as of December 31, 2022, the total square footage was 0.6 million square feet, substantially all of which was owned.

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

As of February 16, 2023, the Company had approximately 827,000 shareholders of common stock based on the number of holders of record and an estimate of individual participants represented by security position listings.

Sales of unregistered securities:

There were no sales of unregistered securities during the year ended December 31, 2022.

Issuer purchases of equity securities:

The following table identifies all repurchases during the fourth quarter ended December 31, 2022, of any of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, by or on behalf of the Company or any affiliated purchaser (in thousands, except per share price data):

			Total Number of	Maximum Dollar Value
	Total	Average	Shares Purchased as	of Shares that May Yet
	Number of	Price Paid	Part of Publicly	Be Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs (1)
October 1, 2022, to October 31, 2022	236	$730.16	236	$471,502
November 1, 2022, to November 30, 2022	58	831.62	58	1,923,010
December 1, 2022, to December 31, 2022	241	830.22	241	$1,723,320
Total as of December 31, 2022	535	$786.19	535
(1)	The authorizations under the share repurchase program that currently have capacity are scheduled to expire on May 16, 2025 and November 11, 2025. No other share repurchase programs existed during the twelve months ended December 31, 2022. See Note 9 “Share Repurchase Program” to the Consolidated Financial Statements for further information on our share repurchases.

Stock performance graph:

The graph below shows the cumulative total shareholder return assuming the investment of $100, on December 31, 2017, and the reinvestment of dividends thereafter, if any, in the Company’s common stock versus the Standard and Poor’s S&P 500 Retail Index (“S&P 500 Retail Index”) and the Standard and Poor’s S&P 500 Index (“S&P 500”).

$365
$310
$255
$200
$145
$90
Dec. 31, 2017
Dec. 31, 2018
Dec. 31, 2019
Dec. 31, 2020
Dec. 31, 2021
Dec. 31, 2022
O'Reilly Automotive, Inc.
S&P 500 Retail Index
S&P 500

	December 31,
Company/Index	2017	2018	2019	2020	2021	2022
O’Reilly Automotive, Inc.	$100	$143	$182	$188	$294	$351
S&P 500 Retail Index	100	113	141	206	245	159
S&P 500	$100	$94	$121	$140	$178	$144

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including

●	an overview of the key drivers and other influences on the automotive aftermarket industry;
●	our results of operations for the years ended December 31, 2022 and 2021;
●	our liquidity and capital resources;
●	our critical accounting estimates; and
●	recent accounting pronouncements that may affect our Company.

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

Our stores also offer enhanced services and programs to our customers, including used oil, oil filter and battery recycling; battery, wiper and bulb replacement; battery diagnostic testing; electrical and module testing; check engine light code extraction; loaner tool program; drum and rotor resurfacing; custom hydraulic hoses; professional paint shop mixing and related materials; and machine shops.  As of December 31, 2022, we operated 5,929 stores in 47 U.S. states and 42 stores in Mexico.

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

Number of Miles Driven

The number of total miles driven in the U.S. influences the demand for repair and maintenance products sold within the automotive aftermarket.  In total, vehicles in the U.S. are driven approximately three trillion miles per year, resulting in ongoing wear and tear and a corresponding continued demand for the repair and maintenance products necessary to keep these vehicles in operation.  According to the U.S. Department of Transportation, the number of total miles driven in the U.S. decreased 13.2% in 2020, as a result of responses to the coronavirus pandemic, including work from home arrangements and reduced travel.  In 2021, miles driven improved and increased 11.2%, and year-to-date through November of 2022, miles driven continued to improve, increasing 1.2%.  Total miles driven can be impacted by macroeconomic factors, including rapid increases in fuel cost, but we are unable to predict the degree of impact these factors may have on miles driven in the future.

Size and Age of the Vehicle Fleet

The total number of vehicles on the road and the average age of the vehicle population heavily influence the demand for products sold within the automotive aftermarket industry.  As reported by the Auto Care Association, the total number of registered vehicles increased 12.1% from 2011 to 2021, bringing the number of light vehicles on the road to 279 million by the end of 2021.  In 2022, the rate of new vehicle sales was pressured due to supply chain constraints experienced by manufacturers, and the seasonally adjusted annual rate of light vehicle sales in the U.S. (“SAAR”) was below the historical average at approximately 13.3 million vehicles for the year ended December 31, 2022.  From 2011 to 2021, vehicle scrappage rates have remained relatively stable, ranging from 4.1% to 5.7% annually.  As a result, over the past decade, the average age of the U.S. vehicle population has increased, growing 11.0%, from 10.9 years in 2011 to 12.1 years in 2021.  While the annual changes to the vehicle population resulting from new vehicle sales and the fluctuation in vehicle scrappage rates in any given year represent a small percentage of the total light vehicle population and have a muted impact on the total number and average age of vehicles on the road over the short term, we believe our business benefits from the current environment of new vehicle scarcity and higher than typical used vehicle prices, as consumers are more willing to continue to invest in their current vehicle.

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

RESULTS OF OPERATIONS

The table below compares the Company’s selected financial data over a ten-year period:

Year ended December 31,	2022	2021	2020	2019	2018	2017	2016	2015	2014	2013
(In thousands, except per share, Team Members, stores and ratio data)

SELECT INCOME STATEMENT RELATED DATA:

Percentage increase in comparable store sales (a)(b)	6.4%	13.3%	10.9%	4.0%	3.8%	1.4%	4.8%	7.5%	6.0%	4.6%
Sales ($)	14,409,860	13,327,563	11,604,493	10,149,985	9,536,428	8,977,726	8,593,096	7,966,674	7,216,081	6,649,237
Gross profit	7,381,706	7,019,949	6,085,692	5,394,691	5,039,966	4,720,683	4,509,011	4,162,643	3,708,901	3,369,001
Operating income	2,954,491	2,917,168	2,419,336	1,920,726	1,815,184	1,725,400	1,699,206	1,514,021	1,270,374	1,103,485
Net income ($) (c)(d)	2,172,650	2,164,685	1,752,302	1,391,042	1,324,487	1,133,804	1,037,691	931,216	778,182	670,292
Earnings per share – basic ($)	33.75	31.39	23.74	18.07	16.27	12.82	10.87	9.32	7.46	6.14
Earnings per share – assuming dilution ($) (c)(d)	33.44	31.10	23.53	17.88	16.10	12.67	10.73	9.17	7.34	6.03

SELECT BALANCE SHEET AND CASH FLOW RELATED DATA:
Total assets ($) (e)	12,627,979	11,718,707	11,596,642	10,717,160	7,980,789	7,571,885	7,204,189	6,676,684	6,532,083	6,057,895
Total debt ($) (e)	4,371,653	3,826,978	4,123,217	3,890,527	3,417,122	2,978,390	1,887,019	1,390,018	1,388,422	1,386,895
Shareholders’ equity ($) (c)	(1,060,752)	(66,423)	140,258	397,340	353,667	653,046	1,627,136	1,961,314	2,018,418	1,966,321
Inventory turnover (f)	1.7	1.7	1.5	1.4	1.4	1.4	1.5	1.5	1.4	1.4
Accounts payable to inventory (g)	134.9%	127.4%	114.5%	104.4%	105.7%	106.0%	105.7%	99.1%	94.6%	86.6%
Cash provided by operating activities ($) (h)	3,148,250	3,207,310	2,836,603	1,708,479	1,727,555	1,403,687	1,510,713	1,345,488	1,190,430	908,026
Capital expenditures ($)	563,342	442,853	465,579	628,057	504,268	465,940	476,344	414,020	429,987	395,881
Free cash flow ($) (h)(i)	2,371,123	2,548,922	2,189,995	1,020,649	1,188,584	889,059	978,375	868,390	760,443	512,145

SELECT OPERATING DATA:

Number of Team Members at year end	87,377	82,852	77,654	82,484	78,882	75,552	74,580	71,621	67,569	61,909
Total number of stores at year end (j)(k)	5,971	5,784	5,616	5,460	5,219	5,019	4,829	4,571	4,366	4,166
Number of U.S. stores at year end (j)	5,929	5,759	5,594	5,439	5,219	5,019	4,829	4,571	4,366	4,166
Number of Mexico stores at year end (k)	42	25	22	21	—	—	—	—	—	—
Store square footage at year end (a)(l)	44,604	43,185	41,668	40,227	38,455	36,685	35,123	33,148	31,591	30,077
Sales per weighted-average store ($) (a)(m)	2,415	2,298	2,057	1,881	1,842	1,807	1,826	1,769	1,678	1,614
Sales per weighted-average square foot ($) (a)(l)(n)	322	307	277	255	251	248	251	244	232	224

(a)	Represents O’Reilly’s U.S. operations only.
(b)

Comparable store sales are calculated based on the change in sales of U.S. stores open at least one year and excludes sales of specialty machinery, sales to independent parts stores, sales to Team Members, and sales from Leap Day during the years ended December 31, 2020 and 2016.  Online sales, resulting from ship-to-home orders and pick-up-in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation.

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

(j)

In 2016 and 2018, the Company acquired materially all assets of Bond Auto Parts (“Bond”) and Bennett Auto Supply, Inc. (“Bennett”), respectively.  After the close of business on December 31, 2018, the Company acquired substantially all of the non-real estate assets of Bennett, including 33 stores that were not included in the 2018 store count and were not operated by the Company in 2018, but beginning January 1, 2019, the operations of the acquired Bennett locations were included in the Company’s store count, and during the year ended December 31, 2019, the Company merged 13 of these acquired Bennett stores into existing O’Reilly locations and rebranded the remaining 20 Bennett stores as O’Reilly stores.  Financial results for these acquired companies have been included in the Company’s consolidated financial statements from the dates of the acquisitions forward.

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

The following table includes income statement data as a percentage of sales, which is calculated independently and may not compute to presented totals due to rounding differences, for the years ended December 31, 2022 and 2021:

	For the Year Ended
	December 31,
	2022	2021
Sales	100.0%	100.0%
Cost of goods sold, including warehouse and distribution expenses	48.8	47.3
Gross profit	51.2	52.7
Selling, general and administrative expenses	30.7	30.8
Operating income	20.5	21.9
Interest expense	(1.1)	(1.1)
Interest income	—	0.1
Income before income taxes	19.4	20.9
Provision for income taxes	4.3	4.6
Net income (1)	15.1%	16.2%

(1) Each percentage of sales amount is calculated independently and may not compute to presented totals.

2022 Compared to 2021

Sales:

Sales for the year ended December 31, 2022, increased $1.08 billion, or 8%, to $14.41 billion from $13.33 billion for the same period in 2021.  Comparable store sales for stores open at least one year increased 6.4% and 13.3% for the years ended December 31, 2022 and 2021, respectively.  Comparable store sales are calculated based on changes in sales for U.S. stores open at least one year and exclude sales of specialty machinery, sales to independent parts stores and sales to Team Members.  Online sales, resulting from ship-to-home orders and pickup in-store orders for U.S. stores open at least one year are included in the comparable store sales calculation.

The following table presents the components of the increase in sales for the year ended December 31, 2022 (in millions):

Increase in Sales for the Year Ended
December 31, 2022,
Compared to the Same Period in 2021
Store sales:
Comparable store sales	$835
Non-comparable store sales:
Sales for U.S. stores opened throughout 2021, excluding stores open at least one year that are included in comparable store sales, and Mexico store sales	95
Sales for U.S. stores opened throughout 2022	137
Sales for stores that have closed, including temporarily closed stores	(6)
Non-store sales:
Includes sales of machinery, sales to independent parts stores and sales to Team Members	21
Total increase in sales	$1,082

We believe the increased sales are the result of store growth, the high levels of customer service provided by our well-trained and technically proficient Team Members, superior inventory availability, including same day and over-night access to inventory from our regional distribution centers and hub store network, enhanced services and programs offered in our stores, a broader selection of product offerings in most stores with a dynamic catalog system to identify and source parts, a targeted promotional and advertising effort through a variety of media and localized promotional events, continued improvement in the merchandising and store layouts of our stores, the Omnichannel experience, compensation programs for all store Team Members that provide incentives for performance and our continued focus on serving both DIY and professional service provider customers.  In addition, the strength of our distribution network and our strong supplier relationships allowed us to maintain better in-stock inventory positions than the broader market and contributed to our sales growth.

Our comparable store sales increase for the year ended December 31, 2022, was driven by increases in average ticket values for both professional service provider and DIY customers and positive transaction counts from professional service provider customers, partially offset by negative transaction counts from DIY customers.  Average ticket values benefited from increases in average selling prices, on a same-SKU basis, as compared to 2021, driven by increases in acquisition costs of inventory, which were passed on in selling prices.  Average ticket values also continue to be positively impacted by the increasing complexity and cost of replacement parts necessary to maintain the current population of better-engineered and more technically advanced vehicles.  These better-engineered, more technically advanced vehicles require less frequent repairs, as the component parts are more durable and last for longer periods of time.  The resulting decrease in repair frequency creates pressure on customer transaction counts; however, when repairs are needed, the cost of replacement parts is, on average, greater, which is a benefit to average ticket values.  The decrease in DIY customer transaction counts was driven by a challenging comparison to the strong transaction counts in 2021, which were aided by government stimulus, and broad-based inflationary pressures on the consumer.

We opened 187 and 168 net, new stores during the years ended December 31, 2022 and 2021, respectively.  We anticipate new store growth will be 180 to 190 net, new store openings in 2023.

Gross profit:

Gross profit for the year ended December 31, 2022, increased 5% to $7.38 billion (or 51.2% of sales) from $7.02 billion (or 52.7% of sales) for the same period in 2021.  The increase in gross profit dollars for the year ended December 31, 2022, was primarily the result of new store sales and the increase in comparable store sales at existing stores.  The decrease in gross profit as a percentage of sales for the year ended December 31, 2022, was due to the impact from the rollout of our professional pricing initiative, which was a strategic investment aimed at ensuring we are more competitively priced on the professional side of our business; a greater percentage of our total sales mix generated from professional service provider customers, which carry a lower gross margin than DIY sales; and a greater benefit in the prior year from selling through inventory purchased prior to recent acquisition cost increases and corresponding selling price increases.  We determine inventory cost using the last-in, first-out (“LIFO”) method but had, over time, seen our LIFO reserve balance exhausted, which resulted in a LIFO inventory value above replacement cost prior to September 30, 2021.  As our policy is to not write-up inventory in excess of replacement cost, we had been effectively valuing our inventory at replacement cost, which resulted in a benefit when selling prices increased as we sold through this lower cost inventory.  In the third quarter of 2021, our LIFO reserve reverted back to a more typical credit balance, due to the significant inflationary acquisition cost increases.  During the three months ended March 31, 2022, we realized the final benefit from selling through inventory valued at the older, lower replacement cost, at a lesser amount than the full year benefit received in 2021.

Selling, general and administrative expenses:

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2022, increased 8% to $4.43 billion (or 30.7% of sales) from $4.10 billion (or 30.8% of sales) for the same period in 2021.  The increase in total SG&A dollars for the year ended December 31, 2022, was the result of additional Team Members, facilities and vehicles to support our increased sales and store count, inflationary pressures on wages, benefits and fuel costs, as compared to the same period one year ago, and a non-cash charge associated with our transition to an enhanced paid time-off program for our Team Members.  The decrease in SG&A as a percentage of sales for the year ended December 31, 2022, was principally due to leverage of fixed store operating costs on strong comparable store sales, partially offset by inflationary pressures on wages, benefits and fuel costs, as compared to the same period one year ago, and the charge associated with our transition to an enhanced paid time-off program.

Operating income:

As a result of the impacts discussed above, operating income for the year ended December 31, 2022, increased 1% to $2.95 billion (or 20.5% of sales) from $2.92 billion (or 21.9% of sales) for the same period in 2021.

Other income and expense:

Total other expense for the year ended December 31, 2022, increased 15% to $156 million (or 1.1% of sales), from $135 million (or 1.0% of sales) for the same period in 2021.  The increase in total other expense for the year ended December 31, 2022, was the result of increased interest expense on higher average outstanding borrowings, as well as a decrease in the value of our trading securities, as compared to an increase in the same period in 2021.

Income taxes:

Our provision for income taxes for the year ended December 31, 2022, increased 1% to $626 million (22.4% effective tax rate) from $617 million (22.2% effective tax rate) for the same period in 2021.  The increase in our provision for income taxes for the year ended December 31, 2022, was the result of higher taxable income and lower excess tax benefits from share-based compensation.  The increase in our effective tax rate for the year ended December 31, 2022, was the result of the lower excess tax benefits from share-based compensation.

Net income:

As a result of the impacts discussed above, net income for the year ended December 31, 2022, increased to $2.17 billion (or 15.1% of sales), from $2.16 billion (or 16.2% of sales) for the same period in 2021.

Earnings per share:

Our diluted earnings per common share for the year ended December 31, 2022, increased 8% to $33.44 on 65 million shares from $31.10 on 70 million shares for the same period in 2021.

2021 Compared to 2020

A discussion of the changes in our results of operations for the year ended December 31, 2021, as compared to the year ended December 31, 2020, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “ORLY” or at our internet address, www.OReillyAuto.com, by clicking “Investor Relations” located at the bottom of the page.

LIQUIDITY AND CAPITAL RESOURCES

Our long-term business strategy requires capital to invest open new stores, fund strategic acquisitions, expand distribution infrastructure, operate and maintain our existing stores, develop enhanced information technology systems and tools and may include the opportunistic repurchase of shares of our common stock through our Board-approved share repurchase program.  Our material cash requirements necessary to maintain the current operations of our long-term business strategy include, but are not limited to, inventory purchases, human capital obligations, including payroll and benefits, contractual obligations, including debt and interest obligations, capital expenditures, payment of income taxes and other operational priorities.  We expect to fund our short- and long-term cash and capital requirements with our primary sources of liquidity, which include funds generated from the normal course of our business operations, borrowings under our unsecured revolving credit facility and senior note offerings.  However, there can be no assurance that we will continue to generate cash flows or maintain liquidity at or above recent levels, as we are unable to predict decreased demand for our products or changes in customer buying patterns.  Additionally, these factors could also impact our ability to meet the debt covenants of our credit agreement and, therefore, negatively impact the funds available under our unsecured revolving credit facility.

Our material contractual cash obligations as of December 31, 2022, included commitments for short and long-term debt arrangements and interest payments related to long-term debt, future minimum payments under non-cancelable lease arrangements, self-insurance reserves, projected obligations related to future payments under the Company’s nonqualified deferred compensation plan, purchase obligations for construction contract commitments, uncertain tax positions and associated estimated interest and penalties, payments for certain deferred income taxes and commitments for the purchase of inventory.  We expect to fund these various commitments and obligations primarily with operating cash flows expected to be generated in the normal course of business or through borrowings under our unsecured revolving credit facility.  See Note 5 “Leases,” Note 12 “Share-Based Compensation and Benefit Plans,” Note 13 “Commitments” and Note 15 “Income Taxes” to the Consolidated Financial Statements for further information on our leasing arrangements, share-based compensation payments, construction commitments and uncertain tax positions, respectively, which are not reflected in the table below.

The following table identifies the estimated payments for each of the next five years, and in the aggregate thereafter, of the Company’s debt instruments and related interest payments and self-insurance reserves as of December 31, 2022 (in thousands):

	December 31, 2022
	Long-Term Debt Principal	Self-Insurance
	and Interest Payments (1)	Reserves (2)
2023	$463,275	$138,926
2024	157,500	40,347
2025	157,500	27,803
2026	647,650	16,736
2027	887,950	8,192
Thereafter	3,153,025	13,558
Contractual cash obligations	$5,466,900	$245,562
(1)	See Note 7 “Financing” to the Consolidated Financial Statements for further information on our debt instruments and related interest payments.
(2)	See Note 13 “Commitments” and Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for further information on our self-insurance reserves.

Due to the absence of scheduled maturities, the nature of the account or the commitment’s cancellation terms, the timing of payments for certain deferred income taxes, uncertain tax positions and commitments related to future payments under the Company’s nonqualified compensation plan cannot be determined and are therefore excluded from the above table, except for amounts estimated to be payable in 2023, which are included in “Current liabilities” on our Consolidated Balance Sheets.

Off-balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity, for which we have an obligation to the entity that is not recorded in our consolidated financial statements.  We have entered into an agreement to make capital contributions to certain tax credit equity investments for the purpose of receiving renewable energy tax credits.  We are required to make capital contributions totaling $3.4 million upon achievement of project milestones by the solar or wind energy farms, the timing of which is variable and outside of the Company’s control.  See Note 7 “Financing” to the Consolidated Financial Statements for further information on our stand-by letters of credit.

We do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

The following table identifies cash provided by/(used in) our operating, investing and financing activities for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the Year Ended
	December 31,
Liquidity:	2022	2021	2020
Total cash provided by/(used in):
Operating activities	$3,148,250	$3,207,310	$2,836,603
Investing activities	(739,985)	(615,620)	(614,895)
Financing activities	(2,662,536)	(2,694,858)	(1,796,577)
Effect of exchange rate changes on cash	741	(359)	103
Net (decrease) increase in cash and cash equivalents	$(253,530)	$(103,527)	$425,234

Capital expenditures	$563,342	$442,853	$465,579
Free cash flow (1)	2,371,123	2,548,922	2,189,995
(1)	Calculated as net cash provided by operating activities, less capital expenditures, excess tax benefit from share-based compensation payments and investment in tax credit equity investments for the period. See page 35 for the reconciliation of the calculation of free cash flow.

Cash and cash equivalents balances held outside of the U.S. were $11.1 million and $7.5 million as of December 31, 2022 and 2021, respectively, which was generally utilized to support the liquidity needs of foreign operations in Mexico.

Operating activities:

The decrease in net cash provided by operating activities in 2022 compared to 2021 was primarily due to a larger decrease in accrued benefits and withholdings.  The larger decrease in accrued benefits and withholdings was primarily due to higher accrued incentive compensation payments in 2022 versus 2021.

Investing activities:

The increase in net cash used in investing activities in 2022 compared to 2021 was primarily the result of an increase in capital expenditures.  The increase in capital expenditures was primarily due to an increase in store and distribution enhancement and expansion projects in 2022 versus 2021.

We opened 187 and 168 net, new stores in 2022 and 2021, respectively.  We plan to open 180 to 190 net, new stores in 2023.  The costs associated with the expected openings of owned store locations in 2023, including the cost of land acquisition, building construction, fixtures, vehicles, net inventory investment and computer equipment, are estimated to average approximately $2.8 million to $3.0 million per store; however, such costs may be significantly reduced where we lease, rather than purchase, the store site.

Financing activities:

The decrease in net cash used in financing activities in 2022 compared to 2021 was primarily attributable to net proceeds from the issuance of long-term debt in 2022, partially offset by an increase in repurchases of our common stock in 2022.

2021 Compared to 2020:

A discussion of the changes in our operating activities, liquidity activities and financing activities for the year ended December 31, 2021, as compared to the year ended December 31, 2020, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “ORLY” or at our internet address, www.OReillyAuto.com, by clicking “Investor Relations” located at the bottom of the page.

Debt instruments:

See Note 7 “Financing” to the Consolidated Financial Statements for information concerning the Company’s credit agreement, unsecured revolving credit facility, outstanding letters of credit and unsecured senior notes.

Debt covenants:

The indentures governing our senior notes contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, create certain liens on assets to secure certain debt and enter into certain sale and leaseback transactions, and limit our ability to merge or consolidate with another company or transfer all or substantially all of our property, in each case as set forth in the indentures.  These covenants are, however, subject to a number of important limitations and exceptions.  As of December 31, 2022, we were in compliance with the covenants applicable to our senior notes.

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

We had a consolidated fixed charge coverage ratio of 6.71 times and 6.97 times as of December 31, 2022 and 2021, respectively, and a consolidated leverage ratio of 1.73 times and 1.59 times as of December 31, 2022 and 2021, respectively, remaining in compliance with all covenants related to the borrowing arrangements.

The table below outlines the calculations of the consolidated fixed charge coverage ratio and consolidated leverage ratio covenants, as defined in the Credit Agreement governing the Revolving Credit Facility, for the years ended December 31, 2022 and 2021 (dollars in thousands):

		For the Year Ended
		December 31,
		2022	2021
GAAP net income		$2,172,650	$2,164,685
Add:	Interest expense	157,720	144,768
	Rent expense (1)	393,032	372,022
	Provision for income taxes	626,005	617,229
	Depreciation expense	352,224	320,352
	Amortization expense	5,709	7,865
	Non-cash share-based compensation	26,458	24,656
Non-GAAP EBITDAR		$3,733,798	$3,651,577

	Interest expense	$157,720	$144,768
	Capitalized interest	5,488	7,001
	Rent expense (1)	393,032	372,022
Total fixed charges		$556,240	$523,791

Consolidated fixed charge coverage ratio		6.71	6.97

GAAP debt		$4,371,653	$3,826,978
Add:	Stand-by letters of credit	101,741	83,985
	Discount on senior notes	6,285	4,360
	Debt issuance costs	22,062	18,662
	Five-times rent expense	1,965,160	1,860,110
Non-GAAP adjusted debt		$6,466,901	$5,794,095

Consolidated leverage ratio		1.73	1.59

(1)

The table below outlines the calculation of Rent expense and reconciles Rent expense to Total lease cost, per Accounting Standard Codification 842 (“ASC 842”), the most directly comparable GAAP financial measure, for the years ended December 31, 2022 and 2021 (in thousands):

Total lease cost, per ASC 842, for the year ended December 31, 2022		$467,758
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the year ended December 31, 2022	74,726
Rent expense for the year ended December 31, 2022		$393,032

Total lease cost, per ASC 842, for the year ended December 31, 2021		$443,484
Less:	Variable non-contract operating lease components, related to property taxes and insurance, for the year ended December 31, 2021	71,462
Rent expense for the year ended December 31, 2021		$372,022

The table below outlines the calculation of Free cash flow and reconciles Free cash flow to Net cash provided by operating activities, the most directly comparable GAAP financial measure, for the years ended December 31, 2022, 2021 and 2020 (in thousands):

		For the Year Ended
		December 31,
		2022	2021	2020
Cash provided by operating activities		$3,148,250	$3,207,310	$2,836,603
Less:	Capital expenditures	563,342	442,853	465,579
	Excess tax benefit from share-based compensation payments	25,503	35,202	16,918
	Investment in tax credit equity investments	188,282	180,333	164,111
Free cash flow		$2,371,123	$2,548,922	$2,189,995

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

When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience and trend-lines, projected medical and legal inflation, growth patterns and exposure forecasts.  The assumptions made by management as they relate to each of these factors represent our judgment as to the most probable cumulative impact of each factor to our future obligations.  Certain of the self-insurance liabilities are determined at an estimate of their net present value, using the U.S. treasury risk-free rate.  Our calculation of self-insurance liabilities requires management to apply a significant amount of subjective judgment to estimate the ultimate cost to resolve reported claims and claims incurred but not yet reported as of the balance sheet date.  The application of alternative assumptions could result in a different estimate of these liabilities.  Management believes the assumptions developed and used to determine the estimate for our self-insurance reserve are reasonable.  Actual claim activity or development may vary from our assumptions and estimates, which may result in material losses or gains.

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

Our self-insurance reserve estimate included on our Consolidated Balance Sheets increased $11 million from 2021 to 2022, which is primarily due to our growing operations, inflation, increases in healthcare costs, the number of vehicles and the number of hours worked, as well as our historical claims experience.  If the underlying assumptions in management’s estimate changed self-insurance reserves 10% from our estimated reserves at December 31, 2022, the financial impact would have been approximately $23 million or 0.8% of pretax income for the year ended December 31, 2022.  See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for further information on our self-insurance reserves.

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

Based on our qualitative assessment, we do not believe there has been a change of events or circumstances that would indicate that a calculation of fair value of indefinite long-lived assets is required as of December 31, 2022.  Our impairment analyses contain estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives and fair values of the assets.  Actual results could differ from these estimates, which could materially impact our impairment assessment.  See Note 6 “Goodwill and Other Intangibles” to the Consolidated Financial Statements for further information on our finite and indefinite long-lived assets.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for information about recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk:

We are subject to interest rate risk to the extent we borrow against our unsecured revolving credit facility (the “Revolving Credit Facility”) with variable interest rates based on either an Alternative Base Rate or Adjusted LIBO Rate, as defined in the credit agreement governing the Revolving Credit Facility.  As of December 31, 2022, we had no outstanding borrowings under our Revolving Credit Facility.

We had outstanding fixed rate debt of $4.4 billion and $3.9 billion as of December 31, 2022 and 2021, respectively.  The fair value of our fixed rate debt was estimated at $4.1 billion as of December 31, 2022 and 2021, respectively, which was determined by reference to quoted market prices.

Cash equivalents risk:

We invest certain of our excess cash balances in short-term, highly-liquid instruments with maturities of 90 days or less.  We do not expect any material losses from our invested cash balances and we believe that our interest rate exposure is minimal.  As of December 31, 2022, our cash and cash equivalents totaled $108.6 million.

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

We view our investments in Mexican subsidiaries as long-term.  The net asset exposure in the Mexican subsidiaries translated into U.S. dollars using the year-end exchange rates was $228.0 million at December 31, 2022.  The year ended December 31, 2022, exchange rates of the Mexican peso, relative to the U.S. dollar, strengthened by approximately 5.2% from December 31, 2021.  The potential loss in value of our net assets in the Mexican subsidiaries resulting from a 10% change in quoted foreign currency exchange rates at December 31, 2022, would be approximately $20.7 million.  Any changes in our net assets in the Mexican subsidiaries relating to foreign currency exchange rates would be reflected in the financial statement through the foreign currency translation component of accumulated other comprehensive income, unless the Mexican subsidiaries are sold or otherwise disposed.  A 10% change in average exchange rates would not have had a material impact on our results of operations.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework).  Based on this assessment, management believes that as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report, which is included herein.

/s/	Gregory D. Johnson	/s/	Jeremy A. Fletcher
Gregory D. Johnson		Jeremy A. Fletcher
Chief Executive Officer		Executive Vice President and
February 28, 2023		Chief Financial Officer
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of O’Reilly Automotive, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited O’Reilly Automotive, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, O’Reilly Automotive, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of O’Reilly Automotive, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of O’Reilly Automotive, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

At December 31, 2022, the Company’s self-insurance reserve was $233 million.  As discussed in Note 1 of the financial statements, self-insurance liabilities are estimated based upon historical claim experience and trend-lines.

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

February 28, 2023

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$108,583	$362,113
Accounts receivable, less allowance for doubtful accounts $14,695 in 2022 and $11,870 in 2021	343,155	272,562
Amounts receivable from suppliers	127,019	113,112
Inventory	4,359,126	3,686,383
Other current assets	110,376	70,092
Total current assets	5,048,259	4,504,262

Property and equipment, at cost	7,438,065	6,948,038
Less: accumulated depreciation and amortization	3,014,024	2,734,523
Net property and equipment	4,424,041	4,213,515

Operating lease, right-of-use assets	2,112,267	1,982,478
Goodwill	884,445	879,340
Other assets, net	158,967	139,112
Total assets	$12,627,979	$11,718,707

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$5,881,157	$4,695,312
Self-insurance reserves	138,926	128,794
Accrued payroll	126,888	107,588
Accrued benefits and withholdings	166,433	234,872
Current portion of operating lease liabilities	366,721	337,832
Other current liabilities	383,692	370,217
Total current liabilities	7,063,817	5,874,615

Long-term debt	4,371,653	3,826,978
Operating lease liabilities, less current portion	1,806,656	1,701,757
Deferred income taxes	245,347	175,212
Other liabilities	201,258	206,568

Shareholders’ equity (deficit):
Preferred stock, $0.01 par value:
Authorized shares – 5,000,000
Issued and outstanding shares – none	—	—
Common stock, $0.01 par value:
Authorized shares – 245,000,000
Issued and outstanding shares –
62,353,221 as of December 31, 2022, and
67,029,042 as of December 31, 2021	624	670
Additional paid-in capital	1,311,488	1,305,508
Retained deficit	(2,375,860)	(1,365,802)
Accumulated other comprehensive income (loss)	2,996	(6,799)
Total shareholders’ deficit	(1,060,752)	(66,423)

Total liabilities and shareholders’ deficit	$12,627,979	$11,718,707

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended
	December 31,
	2022	2021	2020
Sales	$14,409,860	$13,327,563	$11,604,493
Cost of goods sold, including warehouse and distribution expenses	7,028,154	6,307,614	5,518,801
Gross profit	7,381,706	7,019,949	6,085,692

Selling, general and administrative expenses	4,427,215	4,102,781	3,666,356
Operating income	2,954,491	2,917,168	2,419,336

Other income (expense):
Interest expense	(157,720)	(144,768)	(161,126)
Interest income	4,763	1,971	2,491
Other, net	(2,879)	7,543	5,704
Total other expense	(155,836)	(135,254)	(152,931)

Income before income taxes	2,798,655	2,781,914	2,266,405
Provision for income taxes	626,005	617,229	514,103
Net income	$2,172,650	$2,164,685	$1,752,302

Earnings per share-basic:
Earnings per share	$33.75	$31.39	$23.74
Weighted-average common shares outstanding – basic	64,372	68,967	73,817

Earnings per share-assuming dilution:
Earnings per share	$33.44	$31.10	$23.53
Weighted-average common shares outstanding – assuming dilution	64,962	69,611	74,462

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended
	December 31,
	2022	2021	2020
Net income	$2,172,650	$2,164,685	$1,752,302
Other comprehensive income (loss):
Foreign currency translation adjustments	9,795	(4,644)	(7,045)
Total other comprehensive income (loss)	9,795	(4,644)	(7,045)

Comprehensive income	$2,182,445	$2,160,041	$1,745,257

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Par Value	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2019	75,619	$756	$1,280,760	$(889,066)	$4,890	$397,340
Net income	—	—	—	1,752,302	—	1,752,302
Other comprehensive loss	—	—	—	—	(7,045)	(7,045)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	48	—	17,314	—	—	17,314
Net issuance of common stock upon exercise of stock options	288	3	46,279	—	—	46,282
Share based compensation	—	—	21,259	—	—	21,259
Share repurchases, including fees	(4,832)	(48)	(84,771)	(2,002,375)	—	(2,087,194)
Balance at December 31, 2020	71,123	$711	$1,280,841	$(1,139,139)	$(2,155)	$140,258
Net income	—	—	—	2,164,685	—	2,164,685
Other comprehensive loss	—	—	—	—	(4,644)	(4,644)
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	39	—	18,511	—	—	18,511
Net issuance of common stock upon exercise of stock options	404	4	67,757	—	—	67,761
Share based compensation	—	—	23,054	—	—	23,054
Share repurchases, including fees	(4,537)	(45)	(84,655)	(2,391,348)	—	(2,476,048)
Balance at December 31, 2021	67,029	$670	$1,305,508	$(1,365,802)	$(6,799)	$(66,423)
Net income	—	—	—	2,172,650	—	2,172,650
Other comprehensive income	—	—	—	—	9,795	9,795
Issuance of common stock under employee benefit plans, net of forfeitures and shares withheld to cover taxes	34	—	19,864	—	—	19,864
Net issuance of common stock upon exercise of stock options	251	3	60,974	—	—	60,977
Share based compensation	—	—	24,650	—	—	24,650
Share repurchases, including fees	(4,961)	(49)	(99,508)	(3,182,708)	—	(3,282,265)
Balance at December 31, 2022	62,353	$624	$1,311,488	$(2,375,860)	$2,996	$(1,060,752)

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended
	December 31,
	2022	2021	2020
Operating activities:
Net income	$2,172,650	$2,164,685	$1,752,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	357,933	328,217	314,635
Amortization of debt discount and issuance costs	4,704	4,388	4,580
Deferred income taxes	69,575	20,383	12,381
Share-based compensation programs	26,458	24,656	22,747
Other	885	2,128	4,686
Changes in operating assets and liabilities:
Accounts receivable	(75,859)	(47,427)	(20,515)
Inventory	(669,046)	(32,634)	(198,864)
Accounts payable	1,184,858	510,911	580,608
Income taxes payable	151,063	152,339	197,739
Accrued payroll	19,300	18,714	(11,941)
Accrued benefits and withholdings	(60,072)	9,214	189,332
Other	(34,199)	51,736	(11,087)
Net cash provided by operating activities	3,148,250	3,207,310	2,836,603

Investing activities:
Purchases of property and equipment	(563,342)	(442,853)	(465,579)
Proceeds from sale of property and equipment	14,803	9,494	15,770
Investment in tax credit equity investments	(188,282)	(180,333)	(164,111)
Other	(3,164)	(1,928)	(975)
Net cash used in investing activities	(739,985)	(615,620)	(614,895)

Financing activities:
Proceeds from borrowings on revolving credit facility	785,800	—	1,162,000
Payments on revolving credit facility	(785,800)	—	(1,423,000)
Proceeds from the issuance of long-term debt	847,314	—	997,515
Principal payments on long-term debt	(300,000)	(300,000)	(500,000)
Payment of debt issuance costs	(6,591)	(3,412)	(7,929)
Repurchases of common stock	(3,282,265)	(2,476,048)	(2,087,194)
Net proceeds from issuance of common stock	79,356	84,915	62,284
Other	(350)	(313)	(253)
Net cash used in financing activities	(2,662,536)	(2,694,858)	(1,796,577)

Effect of exchange rate changes on cash	741	(359)	103
Net (decrease) increase in cash and cash equivalents	(253,530)	(103,527)	425,234
Cash and cash equivalents at beginning of the period	362,113	465,640	40,406
Cash and cash equivalents at end of the period	$108,583	$362,113	$465,640

Supplemental disclosures of cash flow information:
Income taxes paid	$415,165	$450,935	$305,087
Interest paid, net of capitalized interest	155,853	144,293	159,717

See accompanying Notes to consolidated financial statements.

O’REILLY AUTOMOTIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

O’Reilly Automotive, Inc. and Subsidiaries, collectively, “O’Reilly” or the “Company,” is a specialty retailer and supplier of automotive aftermarket parts.  The Company’s stores carry an extensive product line, including new and remanufactured automotive hard parts, maintenance items and various automotive accessories.  As of December 31, 2022, the Company owned and operated 5,929 stores in 47 U.S. states and 42 stores in Mexico, servicing both do-it-yourself (“DIY”) and the professional service provider customers.  The Company’s robust distribution system provides stores with same-day or overnight access to an extensive inventory of hard-to-find items not typically stocked in the stores of other auto parts retailers.

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

Management does not believe there is a reasonable likelihood that the Company will be unable to collect the aggregate amounts receivable from suppliers, and the Company did not record a reserve for uncollectable amounts from suppliers in the consolidated financial statements as of December 31, 2022 and 2021.

Amounts due to the Company from its Team Members are included in “Accounts receivable” on the accompanying Consolidated Balance Sheets.  These amounts consist primarily of purchases of merchandise on Team Member accounts.  Accounts receivable due from Team Members was approximately $0.8 million and $0.7 million as of December 31, 2022 and 2021, respectively.

Amounts receivable from suppliers:

The Company receives concessions from its suppliers through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates and co-operative advertising.  Co-operative advertising allowances that are incremental to the Company’s advertising program, specific to a product or event and identifiable for accounting purposes are reported as a reduction of advertising expense in the period in which the advertising occurred.  All other supplier concessions are recognized as a reduction to the cost of sales.  Amounts receivable from suppliers also include amounts due to the Company for changeover merchandise and product returns.  The Company regularly reviews supplier receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s suppliers’ financial positions and corresponding abilities to meet financial obligations.  Management does not believe there is a reasonable likelihood that the Company will be unable to collect the amounts receivable from suppliers and the Company did not record a reserve for uncollectable amounts from suppliers in the consolidated financial statements as of December 31, 2022 or 2021.

Inventory:

Inventory, which consists of automotive hard parts, maintenance items, accessories and tools, is stated at the lower of cost or market.  Inventory also includes capitalized costs related to procurement, warehousing and distribution centers (“DCs”).  Cost has been determined using the last-in, first-out (“LIFO”) method, which more accurately matches costs with related revenues.  The replacement cost of inventory was $4.70 billion and $3.92 billion as of December 31, 2022 and 2021, respectively.

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

Goodwill and other intangibles:

The accompanying Consolidated Balance Sheets at December 31, 2022 and 2021, include goodwill and other intangible assets recorded as the result of acquisitions.  The Company operates a single reporting unit and evaluates goodwill and indefinite-lived intangibles for impairment annually during the fourth quarter, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values.  The goodwill impairment test includes an optional qualitative assessment.  The Company’s qualitative assessment found no evidence to suggest it is more likely than not that its fair value is less than its carrying amount, including goodwill, as of December 31, 2022 and 2021.  As such, no goodwill impairment adjustment was required as of December 31, 2022 and 2021.  Finite-lived intangibles are carried at amortized cost and amortization is calculated using the straight-line method, generally over the estimated useful lives of the intangibles.  See Note 6 for further information concerning the Company’s goodwill and other intangibles.

Leases:

The Company leases certain office space, retail stores, distribution centers and equipment under long-term, non-cancelable operating leases.  The Company does not separate non-lease components from lease components for any current lease contracts.  Leases generally include renewal options and some include options to purchase, provisions for percentage rent based on sales and/or incremental step increase provisions.  The exercise of renewal options is typically at the Company’s sole discretion and all operating lease expense is recognized on a straight-line basis over the lease term.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company rents or subleases certain surplus real estate to third parties.  Right-of-use assets and corresponding operating lease liabilities are recognized for all leases with an initial term greater than 12 months.  See Note 5 for further information concerning the Company’s operating leases.

Impairment of long-lived assets:

The Company reviews its long-lived assets, including its right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  When such an event occurs, the Company compares the sum of the undiscounted expected future cash flows of the asset (asset group) with the carrying amounts of the asset.  If the undiscounted expected future cash flows are less than the carrying value of the assets, the Company measures the amount of impairment loss as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company has not historically recorded any material impairment charges to its long-lived assets.  See Note 4 for further information concerning the Company’s impairment of long-lived assets activities.

Valuation of investments:

The Company has an unsecured obligation to pay, in the future, the value of deferred compensation and a Company match relating to employee participation in the Company’s nonqualified deferred compensation plan (the “Deferred Compensation Plan”).  The future obligation is adjusted to reflect the performance, whether positive or negative, of selected investment measurement options, chosen by each participant.  The Company invests in various marketable securities with the intention of selling these securities to fulfill its future obligations under the Deferred Compensation Plan.  The investments in this plan were stated at fair value based on quoted market prices, were accounted for as trading securities and were included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021.  See Note 2 for further information concerning the fair value measurements of the Company’s marketable securities.  See Note 12 for further information concerning the Company’s benefit plans.

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

The Company has determined its investment in these tax credit funds were investments in variable interest entities (“VIEs”).  The Company analyzes any investments in VIEs at inception and again if certain triggering events are identified to determine if it is the primary beneficiary.  The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIEs’ economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities.  As of December 31, 2022, the Company had invested in six unconsolidated tax credit fund entities that were considered to be VIEs and concluded it was not the primary beneficiary of any of the entities, as it did not have the power to control the activities that most significantly impact the entities, and has therefore accounted for these investments using the equity method.  The Company’s maximum exposure to losses associated with these VIEs is generally limited to its net investment, which was $38.0 million as of December 31, 2022, and was included in “Other assets, net” on the accompanying Consolidated Balance Sheets.  During the years ended December 31, 2022, 2021 and 2020, the Company recognized investment tax credits in the amounts of $167.6 million, $177.1 million and $170.5 million, respectively, all of which were realized through reductions in cash income taxes paid and were reflected as a component of the change in Income taxes payable on the accompanying Consolidated Statements of Cash Flows for the respective years.

During the year ended December 31, 2022, the Company entered into two agreements to invest in additional tax credit funds, which promote renewable energy through the development of solar energy farms, primarily for the purpose of receiving renewable energy tax credits.  As of December 31, 2022, the Company had commitments to make certain additional capital contributions to its tax credit funds totaling approximately $3.4 million upon achievement of project milestones by the solar energy farms, the timing of which is uncertain and outside of the Company’s control.  See Note 15 for further information concerning the Company’s investment in renewable energy tax credits.

Self-insurance reserves:

The Company uses a combination of insurance and self-insurance mechanisms to provide for potential liabilities for Team Member health care benefits, workers’ compensation, vehicle liability, general liability and property loss.  With the exception of certain Team Member health care benefit liabilities, employment related claims and litigation, certain commercial litigation and certain regulatory matters, the Company obtains third-party insurance coverage to limit its exposure.  The Company estimates its self-insurance liabilities by considering a number of factors, including historical claims experience and trend-lines, projected cost inflation, growth patterns and exposure forecasts.  Certain of these liabilities were recorded at an estimate of their net present value.

The following table identifies the components of the Company’s self-insurance reserves as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Self-insurance reserves (undiscounted)	$245,562	$233,185
Self-insurance reserves (discounted)	233,017	222,273

The current portion of the Company’s discounted self-insurance reserves totaled $138.9 million and $128.8 million as of December 31, 2022 and 2021, respectively, which was included in “Self-insurance reserves” on the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021.  The remainder was included in “Other liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021.

Warranties:

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

Advertising expenses:

Advertising expense consists primarily of expenses related to the Company’s integrated marketing program, which includes radio, in-store, digital and social media promotions, as well as sports and event sponsorships and direct mail and newspaper promotional distribution.  The Company expenses advertising costs as incurred.  The Company also participates in cooperative advertising arrangements with certain of its suppliers.  Advertising expense, net of cooperative advertising allowances from suppliers that were incremental to the advertising program, specific to the product or event and identifiable for accounting purposes, total $81.5 million, $72.5 million and $73.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

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

Interest expense:

The Company capitalizes interest costs as a component of construction in progress, based on the weighted-average interest rates incurred on its long-term borrowings.  Total interest costs capitalized for the years ended December 31, 2022, 2021 and 2020, were $5.5 million, $7.0 million and $10.2 million, respectively.

In conjunction with the issuance or amendment of long-term debt instruments, the Company incurs various costs, including debt registration fees, accounting and legal fees and underwriter and book runner fees.  Debt issuance costs related to the Company’s long-term unsecured senior notes are recorded as a reduction of the principal amount of the corresponding unsecured senior notes.  Debt issuance costs related to the Company’s unsecured revolving credit facility are recorded as an asset.  These debt issuance costs have been deferred and are being amortized over the term of the corresponding debt instrument and the amortization expense is included in “Interest expense” on the accompanying Consolidated Statements of Income.  Deferred debt issuance costs totaled $24.7 million and $22.0 million net of accumulated amortization, as of December 31, 2022 and 2021, respectively, of which $2.6 million and $3.4 million were included in “Other assets, net” as of December 31, 2022 and 2021, respectively, with the remainder included in “Long-term debt” on the accompanying Consolidated Balance Sheets.

The Company issued its long-term unsecured senior notes at a discount.  The original issuance discounts on the senior notes are recorded as a reduction of the principal amount of the corresponding senior notes and are accreted over the term of the applicable senior note, with the accretion expense included in “Interest expense” on the accompanying Consolidated Statements of Income.  Original issuance discounts, net of accretion, totaled $6.3 million and $4.4 million as of December 31, 2022 and 2021, respectively.

See Note 7 for further information concerning debt issuance costs and original issuance discounts associated with the Company’s issuances of long-term debt instruments.

Income taxes:

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on differences between the U.S. GAAP basis and tax basis of assets and liabilities using enacted tax rules and rates currently scheduled to be in effect for the year in which the differences are expected to reverse.  Tax carry forwards are also recognized in deferred tax assets and liabilities under this method.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date.  The Company would record a valuation allowance against deferred tax assets to the extent it is more likely than not the amount will not be realized, based upon evidence available at the time of the determination and any change in the valuation allowance is recorded in the period of a change in such determination.  The Company did not establish a valuation allowance for deferred tax assets as of December 31, 2022 and 2021, as it was considered more likely than not that deferred tax assets were realizable through a combination of future taxable income, the realization of deferred tax liabilities and tax planning strategies.

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

New accounting pronouncements:

In September of 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2022- 04, “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.”  ASU 2022-04 enhances the transparency of supplier finance programs.  Under ASU 2022-04, a buyer in a supplier finance program would be required to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude.  ASU 2022-04 is effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023.  ASU 2022-04 allows for early adoption and requires retrospective adoption, except on rollforward information, which should be applied prospectively.  The Company will adopt this guidance beginning with its first quarter ending March 31, 2023.  The application of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows, as the guidance pertains to disclosure.

NOTE 2 – FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis:

The Company invests in various marketable securities with the intention of selling these securities to fulfill its future unsecured obligations under the Company’s nonqualified deferred compensation plan.  See Note 12 for further information concerning the Company’s benefit plans.

The Company’s marketable securities were accounted for as trading securities and the carrying amount of its marketable securities were included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021.  The Company recorded a decrease in fair value related to its marketable securities in the amount of $8.3 million and an increase in fair value to its related to its marketable securities in the amount of $5.7 million for the years ended December 31, 2022 and 2021, respectively, which were included in “Other income (expense)” on the accompanying Consolidated Statements of Income.

The tables below identify the estimated fair value of the Company’s marketable securities, determined by reference to quoted market prices (Level 1), as of December 31, 2022 and 2021 (in thousands):

December 31, 2022
	Quoted Priced in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$49,371	$—	$—	$49,371

December 31, 2021
	Quoted Prices in Active Markets	Significant Other	Significant
	for Identical Instruments	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Marketable securities	$52,456	$—	$—	$52,456

Non-financial assets and liabilities measured at fair value on a nonrecurring basis:

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment.  These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired.  As of December 31, 2022 and 2021, the Company did not have any material non-financial assets or liabilities that had been measured at fair value subsequent to initial recognition.

Fair value of financial instruments:

The carrying amounts of the Company’s senior notes and unsecured revolving credit facility borrowings are included in “Long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021.

The table below identifies the estimated fair value of the Company’s senior notes, using the market approach.  The fair values as of December 31, 2022 and 2021, were determined by reference to quoted market prices of the same or similar instruments (Level 2) (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes	$4,371,653	$4,119,777	$3,826,978	$4,135,629

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

NOTE 3 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table identifies the changes in the Company’s allowance for doubtful accounts included in “Accounts receivable” on the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Allowance for doubtful accounts, balance at January 1	$11,870	$12,670
Reserve accruals	6,718	4,158
Uncollectable accounts written-off	(3,928)	(4,937)
Foreign currency translation	35	(21)
Allowance for doubtful accounts, balance at December 31	$14,695	$11,870

NOTE 4 – PROPERTY AND EQUIPMENT

The following table identifies the types and balances of property and equipment included in “Property and equipment, at cost” on the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021, and includes the estimated useful lives for its types of property and equipment (in thousands, except original useful lives):

	Original Useful
	Lives	December 31, 2022	December 31, 2021
Land		$931,993	$888,558
Buildings and building improvements	15 – 39 years	2,896,071	2,737,212
Leasehold improvements	3 – 25 years	951,652	864,169
Furniture, fixtures and equipment	3 – 20 years	1,847,248	1,700,149
Vehicles	5 – 10 years	571,328	502,643
Construction in progress		239,773	255,307
Total property and equipment		7,438,065	6,948,038
Less: accumulated depreciation and amortization		3,014,024	2,734,523
Net property and equipment		$4,424,041	$4,213,515

The Company recorded depreciation and amortization expense related to property and equipment in the amounts of $343.6 million, $320.4 million and $303.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

The Company recorded charges of $7.6 million related to property and equipment for the year ended December 31, 2022, primarily due to the write-down on surplus land and buildings that exceeded market value and certain hardware and software projects that disposed or were no longer expected to provide a long-term benefit, $12.6 million related to property and equipment for the year ended December 31, 2021, primarily due to certain hardware and software projects that disposed or were no longer expected to provide a long-term benefit, and $3.4 million related to property and equipment for the year ended December 31, 2020, primarily due to the write-down on surplus land and buildings that exceeded market value, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

NOTE 5 – LEASES

Operating lease commitments:

The following table summarizes Total lease cost for the years ended December 31, 2022, 2021 and 2020, which was primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income (in thousands):

	For the Year Ended
	December 31,
	2022	2021	2020
Operating lease cost	$367,724	$351,296	$336,156
Short-term operating lease cost	11,314	7,694	6,131
Variable operating lease cost	93,940	89,065	82,868
Sublease income	(5,220)	(4,571)	(4,790)
Total lease cost	$467,758	$443,484	$420,365

The following table summarizes other lease related information for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended
	December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$366,866	$343,749
Right-of-use assets obtained in exchange for new operating lease liabilities	416,615	257,830

The following table identifies the future minimum lease payments under all of the Company’s operating leases for each of the next five years, and in the aggregate thereafter, and reconciles to the present value of the “Operating lease liabilities, less current portion” included in the accompanying Consolidated Balance Sheet as of December 31, 2022 (in thousands):

	December 31, 2022
	Related Parties	Non-Related Parties	Total
2023	$4,779	$356,996	$361,775
2024	3,068	339,047	342,115
2025	2,296	301,716	304,012
2026	1,680	265,109	266,789
2027	704	216,950	217,654
Thereafter	1,314	1,006,239	1,007,553
Total operating lease payments	13,841	2,486,057	2,499,898
Less: present value discount	1,087	325,434	326,521
Total operating lease liabilities	12,754	2,160,623	2,173,377
Less: current portion of operating lease liabilities	4,779	361,942	366,721
Operating lease liabilities, less current portion	$7,975	$1,798,681	$1,806,656

See Note 14 for further information concerning the Company’s related party operating leases.

The future minimum lease payments under the Company’s operating leases, in the table above, do not include potential amounts for percentage rent and other variable operating lease related costs and have not been reduced by expected future minimum sublease income under non-cancelable subleases, which was approximately $13.2 million as of December 31, 2022.  The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases was 9.6 years and 4.0%, respectively, as of December 31, 2022.

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

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

Goodwill:

Goodwill is reviewed for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist.  Goodwill is not amortizable for financial statement purposes.  The Company did not record any goodwill impairment during the years ended December 31, 2022, 2021 or 2020.

The following table identifies the changes in goodwill and certain acquisition intangibles, which were included in “Goodwill” on the accompanying Consolidated Balance Sheets for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Goodwill, balance at January 1,	$879,340	$881,030
Change in goodwill related to small acquisitions	1,452	493
Foreign currency translation	3,653	(2,183)
Goodwill, balance at December 31,	$884,445	$879,340

Intangibles other than goodwill:

The following table identifies the components of the Company’s intangible assets, inclusive of foreign currency translation adjustments, which were included in “Other assets, net” on the accompanying Consolidated Balance Sheets for the years ended December 31, 2022 and 2021 (in thousands):

	December 31, 2022			December 31, 2021
	Cost of	Accumulated	Net	Cost of	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
Finite-lived intangible assets:
Trade names (1)	$8,532	$(5,532)	$3,000	$8,110	$(3,553)	$4,557
Non-compete agreements (2)	7,010	(5,965)	1,045	6,915	(4,275)	2,640
Other intangible assets (3)	12,446	(6,406)	6,040	11,832	(4,181)	7,651
Total finite-lived intangible assets	27,988	(17,903)	10,085	26,857	(12,009)	14,848

Indefinite-lived intangible assets:
Trade names	36,134	—	36,134	34,348	—	34,348

Total intangible assets	$64,122	$(17,903)	$46,219	$61,205	$(12,009)	$49,196
(1)	Weighted-average remaining useful life of approximately 3.1 years as of December 31, 2022.
(2)	Weighted-average remaining useful life of approximately 1.6 years as of December 31, 2022.
(3)	Includes internally-developed software and customer relationships and has an estimated weighted-average remaining useful life of approximately 6.9 years as of December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company recorded non-compete agreement assets in conjunction with small acquisitions in the amount of less than $0.1 million.  Other than the non-compete agreement assets, the Company did not record additional finite-lived or indefinite-lived intangible assets during the year ended December 31, 2022 and 2021.  For the years ended December 31, 2022, 2021 and 2020, the Company recorded aggregate amortization expense related to its intangible assets in the amounts of $4.8 million, $4.9 million and $5.3 million, respectively.

Indefinite-lived intangible assets, such as trade names, are reviewed for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist.  The Company did not record any indefinite-lived intangible asset impairment during the years ended December 31, 2022, 2021 or 2020.

The following table identifies the estimated amortization expense of the Company’s intangibles for each of the next five years, and the aggregate thereafter, and reconciles to net, finite-lived intangible assets included in “Other assets, net” on the accompanying Consolidated Balance Sheets as of December 31, 2022 (in thousands):

December 31, 2022
Amortization Expense
2023	$2,787
2024	1,436
2025	1,429
2026	1,405
2027	1,269
Thereafter	1,759
Total net, finite-lived intangible assets	$10,085

NOTE 7 – FINANCING

The following table identifies the amounts included in “Long-term debt” on the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
3.800% Senior Notes due 2022, effective interest rate of 3.845%	$—	$300,000
3.850% Senior Notes due 2023, effective interest rate of 3.851%	300,000	300,000
3.550% Senior Notes due 2026, effective interest rate of 3.570%	500,000	500,000
3.600% Senior Notes due 2027, effective interest rate of 3.619%	750,000	750,000
4.350% Senior Notes due 2028, effective interest rate of 4.383%	500,000	500,000
3.900% Senior Notes due 2029, effective interest rate of 3.901%	500,000	500,000
4.200% Senior Notes due 2030, effective interest rate of 4.205%	500,000	500,000
1.750% Senior Notes due 2031, effective interest rate of 1.798%	500,000	500,000
4.700% Senior Notes due 2032, effective interest rate of 4.740%	850,000	—
Total principal amount of debt	4,400,000	3,850,000
Less: Unamortized discount and debt issuance costs	28,347	23,022
Total long-term debt	$4,371,653	$3,826,978

The following table identifies the principal maturity payments of the Company’s financing facilities for each of the next five years, and in the aggregate thereafter, as of December 31, 2022 (in thousands):

December 31, 2022
Scheduled Maturities
2023	$300,000
2024	—
2025	—
2026	500,000
2027	750,000
Thereafter	2,850,000
Total principal amount of debt	$4,400,000

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

As of December 31, 2022 and 2021, the Company had outstanding letters of credit, primarily to support obligations related to workers’ compensation, general liability and other insurance policies, under the Credit Agreement in the amounts of $5.1 million and $84.0 million, respectively, reducing the aggregate availability under the Credit Agreement by those amounts.  Substantially all of the outstanding letters of credit have a one-year term from the date of issuance.  As of December 31, 2022 and 2021, the Company had no outstanding borrowings under its Revolving Credit Facility.

Borrowings under the Revolving Credit Facility (other than swing line loans) bear interest, at the Company’s option, at either an Alternate Base Rate or an Adjusted LIBO Rate (both as defined in the Credit Agreement) plus an applicable margin, which will vary from 0.000% to 0.250% in the case of loans bearing interest at the Alternate Base Rate and 0.680% to 1.250% in the case of loans bearing interest at the Adjusted LIBO Rate, in each case based upon the better of the ratings assigned to our debt by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, subject to limited exceptions.  The Credit Agreement includes customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate.  Swing line loans made under the Revolving Credit Facility bear interest at an Alternate Base Rate plus the applicable margin for Alternate Base Rate loans.  In addition, the Company pays a facility fee on the aggregate amount of the commitments under the Credit Agreement in an amount equal to a percentage of such commitments, varying from 0.070% to 0.250% per annum.  The interest rate margins and facility fee are based upon the better of the ratings assigned to the Company’s debt by Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, subject to limited exceptions.  As of December 31, 2022, based upon the Company’s current credit ratings, its margin for Alternate Base Rate loans was 0.000%, its margin for Eurodollar Revolving Loans was 0.900% and its facility fee was 0.100%.

The Credit Agreement contains certain covenants, including limitations on subsidiary indebtedness, a minimum consolidated fixed charge coverage ratio of 2.50:1.00 and a maximum consolidated leverage ratio of 3.50:1.00.  The consolidated fixed charge coverage ratio includes a calculation of earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense to fixed charges.  Fixed charges include interest expense, capitalized interest and rent expense.  The consolidated leverage ratio includes a calculation of adjusted debt to earnings before interest, taxes, depreciation, amortization, rent and non-cash share-based compensation expense.  Adjusted debt includes outstanding debt, outstanding stand-by letters of credit and similar instruments and five-times rent expense and excludes any premium or discount recorded in conjunction with the issuance of long-term debt.  In the event that the Company should default on any covenant (subject to customary grace periods, cure rights and materiality thresholds) contained in the Credit Agreement, certain actions may be taken, including, but not limited to, possible termination of commitments, immediate payment of outstanding principal amounts plus accrued interest and other amounts payable under the Credit Agreement and litigation from lenders.  As of December 31, 2022, the Company remained in compliance with all covenants under the Credit Agreement.

In addition to the letters of credit issued under the Credit Agreement described above, as of December 31, 2022, the Company had other outstanding letters of credit, primarily to support obligations under workers’ compensation, general liability and other insurance policies, in the amount of $96.6 million.  Substantially all of these letters of credit have a one-year term from the date of issuance and were not issued under the Company’s Credit Agreement or another committed facility.

Senior notes:

On June 15, 2022, the Company issued $850 million aggregate principal amount of unsecured 4.700% Senior Notes due 2032 (“4.700% Senior Notes due 2032”) at a price to the public of 99.684% of their face value with U.S. Bank Trust Company, National Association (“U.S. Bank”) as trustee.  Interest on the 4.700% Senior Notes due 2032 is payable on June 15 and December 15 of each year, beginning on December 15, 2022, and is computed on the basis of a 360-day year.

On September 1, 2022, the Company’s $300 million aggregate principal amount of unsecured 3.800% Senior Notes due 2022 matured, and the Company repaid these notes using available cash on hand.

As of December 31, 2022, the Company has issued and outstanding a cumulative $4.4 billion aggregate principal amount of unsecured senior notes, which are due between 2023 and 2032, with UMB Bank, N.A. and U.S. Bank Trust Company as trustees.  Interest on the senior notes, ranging from 1.750% to 4.700%, is payable semi-annually and is computed on the basis of a 360-day year.  The $300 million aggregate principal amount of unsecured 3.850% Senior Notes due 2023 were included in “Long-term debt” on the accompanying Consolidated Balance Sheet as of December 31, 2022, as the Company has the ability and intent to refinance these notes on a long-term basis.  None of the Company’s subsidiaries is a guarantor under the senior notes.  Each of the senior notes is subject to certain customary covenants, with which the Company complied as of December 31, 2022.

NOTE 8 – WARRANTIES

The Company’s product warranty liabilities are included in “Other current liabilities” on the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021.  The following table identifies the changes in the Company’s aggregate product warranty liabilities for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Warranty liabilities, balance at January 1,	$77,199	$65,886
Warranty claims	(152,777)	(126,632)
Warranty accruals	174,118	137,960
Foreign currency translation	24	(15)
Warranty liabilities, balance at December 31,	$98,564	$77,199

NOTE 9 – SHARE REPURCHASE PROGRAM

In January of 2011, the Company’s Board of Directors approved a share repurchase program.  Under the program, the Company may, from time to time, repurchase shares of its common stock, solely through open market purchases effected through a broker dealer at prevailing market prices, based on a variety of factors such as price, corporate trading policy requirements and overall market conditions.  The Company’s Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program at any time, without prior notice.  As announced on November 17, 2021, May 16, 2022, and November 15, 2022, the Company’s Board of Directors each time approved a resolution to increase the authorization amount under the share repurchase program by an additional $1.5 billion, resulting in a cumulative authorization amount of $21.8 billion.  The additional authorizations are effective for three years, beginning on its respective announcement date.

The following table identifies shares of the Company’s common stock that have been repurchased as part of the Company’s publicly announced share repurchase program for the years ended December 31, 2022 and 2021 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2022	2021
Shares repurchased	4,961	4,537
Average price per share	$661.66	$545.78
Total investment	$3,282,215	$2,476,003

As of December 31, 2022, the Company had $1.7 billion remaining under its share repurchase program.  Subsequent to the end of the year and through February 28, 2023, the Company repurchased an additional 0.7 million shares of its common stock under its share repurchase program, at an average price of $816.69, for a total investment of $539.6 million.  The Company has repurchased a total of 91.2 million shares of its common stock under its share repurchase program since the inception of the program in January of 2011 and through February 28, 2023, at an average price of $225.56, for a total aggregate investment of $20.6 billion.  As of February 28, 2023, we had approximately $1.2 billion remaining under our share repurchase program.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes adjustments for foreign currency translations.  The table below summarizes activity for changes in accumulated other comprehensive loss included in “Accumulated other comprehensive income (loss)” on the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021 (in thousands):

	Foreign	Total Accumulated Other
	Currency (1)	Comprehensive Income (Loss)
Accumulated other comprehensive loss, balance at December 31, 2020	$(2,155)	$(2,155)
Change in accumulated other comprehensive loss	(4,644)	(4,644)
Accumulated other comprehensive loss, balance at December 31, 2021	$(6,799)	$(6,799)
Change in accumulated other comprehensive income	9,795	9,795
Accumulated other comprehensive income, balance at December 31, 2022	$2,996	$2,996
(1)	Foreign currency translation is not shown net of additional U.S. tax, as other basis differences of non-U.S. subsidiaries are intended to be permanently reinvested.

NOTE 11 – REVENUE

The table below identifies the Company’s revenues disaggregated by major customer type for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the Year Ended
	December 31,
	2022	2021	2020
Sales to do-it-yourself customers	$7,903,359	$7,643,832	$6,684,183
Sales to professional service provider customers	6,170,239	5,368,657	4,647,189
Other sales and sales adjustments	336,262	315,074	273,121
Total sales	$14,409,860	$13,327,563	$11,604,493

As of December 31, 2022 and 2021, the Company had recorded a deferred revenue liability of $5.0 million and $3.4 million, respectively, related to its loyalty program, which were included in “Other liabilities” on the accompanying Consolidated Balance Sheets.  During the years ended December 31, 2022, 2021 and 2020, the Company recognized $12.2 million, $13.6 million and $14.4 million, respectively, of revenue related to its loyalty program, which were included in “Sales” on the accompanying Consolidated Statements of Income.

See Note 8 for information concerning the expected costs associated with the Company’s assurance warranty obligations.

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

The table below identifies the shares that have been authorized for issuance and the shares available for future issuance under the Company plans, as of December 31, 2022 (in thousands):

	December 31, 2022
	Total Shares Authorized for	Shares Available for Future
Plans	Issuance under the Plans	Issuance under the Plans
Incentive Plans	35,650	5,575
Employee Stock Purchase Plan	4,250	438
Profit Sharing and Savings Plan	4,200	349

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

The table below identifies stock option activity under these plans during the year ended December 31, 2022:

			Average		Aggregate
	Shares	Weighted- Average	Remaining		Intrinsic Value
	(in thousands)	Exercise Price	Contractual Terms		(in thousands)
Outstanding at December 31, 2021	1,206	$300.09
Granted	130	676.48
Exercised	(251)	242.51
Forfeited or expired	(16)	475.16
Outstanding at December 31, 2022	1,069	$356.76	5.6	Years	$520,691
Vested or expected to vest at December 31, 2022	1,049	$353.40	5.6	Years	$514,833
Exercisable at December 31, 2022	739	$280.98	4.5	Years	$416,152

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model.  The Black-Scholes model requires the use of assumptions, including the risk-free rate, expected life, expected volatility and expected dividend yield.

●	Risk-free interest rate – The United States Treasury rates in effect at the time the options are granted for the options’ expected life.
●	Expected life – Represents the period of time that options granted are expected to be outstanding. The Company uses historical experience to estimate the expected life of options granted.
●	Expected volatility – Measure of the amount, by which the Company’s stock price is expected to fluctuate, based on a historical trend.
●	Expected dividend yield – The Company has not paid, nor does it have plans in the foreseeable future to pay, any dividends.

The table below identifies the weighted-average assumptions used for grants awarded during the years ended December 31, 2022, 2021 and 2020:

	December 31,
	2022		2021		2020
Risk free interest rate	2.09%		0.82%		0.86%
Expected life	6.3	Years	5.9	Years	5.9	Years
Expected volatility	28.9%		30.0%		26.4%
Expected dividend yield	—%		—%		—%

The following table summarizes activity related to stock options awarded by the Company for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended
	December 31,
	2022	2021	2020
Compensation expense for stock options awarded (in thousands)	$21,412	$20,035	$18,435
Income tax benefit from compensation expense related to stock options (in thousands)	5,332	4,989	4,620
Total intrinsic value of stock options exercised (in thousands)	123,911	163,722	79,451
Cash received from exercise of stock options (in thousands)	60,976	67,761	46,282
Weighted-average grant-date fair value of options awarded	$221.19	$146.57	$106.76
Weighted-average remaining contractual life of exercisable options (in years)	4.5	4.7	4.5

At December 31, 2022, the remaining unrecognized compensation expense related to unvested stock option awards was $35.2 million, and the weighted-average period of time, over which this cost will be recognized, is 2.6 years.

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

The table below identifies employee restricted stock activity under these plans during the year ended December 31, 2022 (in thousands, except per share data):

		Weighted-Average Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2021	3	$419.47
Granted during the period	1	660.48
Vested during the period (1)	(1)	400.23
Forfeited during the period	—	—
Non-vested at December 31, 2022	3	$531.66
(1)	Includes less than one thousand shares withheld to cover employees’ taxes upon vesting.

The Company’s incentive plans provide for the awarding of shares of restricted stock to the non-employee directors of the Company that vest after one-year or evenly over a three-year period and are held in escrow until such vesting has occurred.  Unvested shares are forfeited when a director ceases their service on the Company’s Board of Directors for reasons other than death or retirement.  The fair value of shares awarded under these plans is based on the closing market price of the Company’s common stock on the date of award, and compensation expense is recorded evenly over the minimum required service period.

The table below identifies non-employee director restricted stock activity under these plans during the year ended December 31, 2022 (in thousands, except per share data):

		Weighted-Average Grant-Date
	Shares	Fair Value
Non-vested at December 31, 2021	2	$508.45
Granted during the period	2	635.62
Vested during the period	(2)	508.45
Forfeited during the period	—	—
Non-vested at December 31, 2022	2	$635.62

The following table summarizes activity related to restricted stock awarded by the Company for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2022	2021	2020
Compensation expense for restricted shares awarded	$1,808	$1,602	$1,488
Income tax benefit from compensation expense related to restricted shares	$450	$399	$373
Total fair value of restricted shares at vest date	$2,595	$2,815	$1,591
Shares awarded under the plans	3	3	4
Weighted-average grant-date fair value of shares awarded under the plans	$645.31	$509.24	$412.67

At December 31, 2022, the remaining unrecognized compensation expense related to unvested restricted share awards was $0.5 million, and the weighted-average period of time, over which this cost will be recognized, is 0.3 years.

Employee stock purchase plan:

The Company’s employee stock purchase plan (the “ESPP”) permits eligible employees to purchase shares of the Company’s common stock at 85% of the fair market value.  Employees may authorize the Company to withhold up to 5% of their annual salary to participate in the plan.  The fair value of shares issued under the ESPP is based on the average of the high and low market prices of the Company’s common stock during the offering periods, and compensation expense is recognized based on the discount between the grant-date fair value and the employee purchase price for the shares sold to employees.

The table below summarizes activity related to the Company’s ESPP for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2022	2021	2020
Compensation expense for shares issued under the ESPP	$3,238	$3,019	$2,824
Income tax benefit from compensation expense related to shares issued under the ESPP	$806	$752	$708
Shares issued under the ESPP	31	36	45
Weighted-average price of shares issued under the ESPP	$592.22	$473.22	$353.04

Profit sharing and savings plan:

The Company sponsors a contributory profit sharing and savings plan (the “401(k) Plan”) that covers substantially all employees who are at least 21 years of age and have completed one year of service.  The Company makes matching contributions equal to 100% of the first 2% of each employee’s wages that are contributed and 25% of the next 4% of each employee’s wages that are contributed.  An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned.  The Company may also make additional discretionary profit sharing contributions to the plan on an annual basis as determined by the Board of Directors.  The Company did not make any discretionary contributions to the 401(k) Plan during the years ended

December 31, 2022, 2021 or 2020.  The Company expensed matching contributions under the 401(k) Plan in the amounts of $36.7 million, $32.5 million and $31.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, which were primarily included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Nonqualified deferred compensation plan:

The Company sponsors a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for highly compensated employees whose contributions to the 401(k) Plan are limited due to the application of the annual limitations under the Internal Revenue Code.  The Deferred Compensation Plan provides these employees with the opportunity to defer the full 6% of matched compensation, including salary and incentive based compensation, that was precluded under the Company’s 401(k) Plan, which is then matched by the Company using the same formula as the 401(k) Plan.  An employee generally must be employed on December 31 to receive that year’s Company matching contribution, with the matching contribution funded annually at the beginning of the subsequent year following the year in which the matching contribution was earned.  In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors.  The Company has an unsecured obligation to pay, in the future, the value of the deferred compensation and Company match, adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period.  The timing related to the ultimate payment of these future share-based compensation related payments cannot be determined.  The liability for compensation deferred under the Deferred Compensation Plan was $49.4 million and $52.5 million as of December 31, 2022 and 2021, respectively, which were included in “Other liabilities” on the accompanying Consolidated Balance Sheets.  The Company expensed matching contributions under the Deferred Compensation Plan in the amount of $0.2 million for each of the years ended December 31, 2022, 2021 and 2020, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

Stock appreciation rights:

The Company’s incentive plans provide for the granting of stock appreciation rights, which expire after 10 years and vest 25% per year, over four years, and are settled in cash.  There were 13,159 and 9,811 stock appreciation rights outstanding as of December 31, 2022 and 2021, respectively.  During the year ended December 31, 2022, there were 3,348 stock appreciation rights granted.  The liability for compensation to be paid for redeemed stock appreciation rights was $2.9 million and $1.3 million as of December 31, 2022 and 2021, respectively, which were included in “Other liabilities” on the Consolidated Balance Sheets.  The Company recorded compensation expense for stock appreciation rights in the amounts of $1.7 million and $1.0 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, which were included in “Selling, general and administrative expenses” on the accompanying Consolidated Statements of Income.

NOTE 13 – COMMITMENTS

Construction commitments:

As of December 31, 2022, the Company had purchase obligations for construction contract commitments in the amount of $152.3 million.

Letters of credit commitments:

As of December 31, 2022, the Company had outstanding letters of credit, primarily to satisfy workers’ compensation, general liability and other insurance policies, in the amount of $101.7 million.  See Note 7 for further information concerning the Company’s letters of credit commitments.

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

Self-insurance reserves:

The Company uses a combination of insurance and self-insurance mechanisms to provide for potential liabilities for Team Member health care benefits, workers’ compensation, vehicle liability, general liability and property loss.  With the exception of certain Team Member health care benefit liabilities, employment related claims and litigation, certain commercial litigation and certain regulatory matters, the Company obtains third-party insurance coverage to limit its exposure to this obligation.  See Note 1 for further information concerning the Company’s self-insurance reserves.

Renewable energy tax credit equity investments:

The Company has entered into agreements to make capital contributions to certain tax credit equity investments for the purpose of receiving renewable energy tax credits.  As of December 31, 2022, the Company is required to make capital contributions totaling approximately $3.4 million upon achievement of project milestones by the solar energy farms, the timing of which is uncertain and outside of the Company’s control.  See Note 1 for further information concerning the Company’s renewable energy tax credit equity investments.

NOTE 14 – RELATED PARTIES

The Company leases certain land and buildings related to 70 of its O’Reilly Auto Parts stores and two surplus properties under fifteen- or twenty-year operating lease agreements with entities that include one or more of the Company’s affiliated directors or members of an affiliated director’s immediate family.  Generally, these lease agreements provide for renewal options for an additional five years at the option of the Company and the lease agreements are periodically modified to further extend the lease term for specific stores under the agreements.  Lease payments under these operating leases totaled $4.7 million for each of the years ended December 31, 2022, 2021 and 2020.  The Company believes that the lease agreements with the affiliated entities are on terms comparable to those obtainable from third parties.  See Note 5 for further information concerning the Company’s operating leases.

NOTE 15 – INCOME TAXES

The following table identifies components of income from continuing operations before income taxes included in “Income before income taxes” on the accompanying Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the Year Ended
	December 31,
	2022	2021	2020
Domestic	$2,786,866	$2,770,485	$2,260,385
International	11,789	11,429	6,020
Income before income taxes	$2,798,655	$2,781,914	$2,266,405

Provision for income taxes:

The following tables reconcile the amounts included in “Provision for income taxes” on the accompanying Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the Year Ended
	December 31,
	2022	2021	2020
Current:
Federal income tax expense	$455,779	$485,988	$401,331
State income tax expense	95,388	104,837	97,085
International income tax expense	5,263	6,021	3,306
Total current	556,430	596,846	501,722

Deferred:
Federal income tax expense	62,719	20,543	16,749
State income tax expense (benefit)	8,583	2,432	(2,865)
International income tax benefit	(1,727)	(2,592)	(1,503)
Total deferred	69,575	20,383	12,381

Net income tax expense	$626,005	$617,229	$514,103

The following table outlines the reconciliation of the “Provision for income taxes” amounts included on the accompanying Consolidated Statements of Income to the amounts computed at the federal statutory rate for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the Year Ended
	December 31,
	2022	2021	2020
Federal income taxes at statutory rate	$587,716	$584,202	$474,681
State income taxes, net of federal tax benefit	87,352	90,360	76,810
Excess tax benefit from share-based compensation	(25,503)	(35,202)	(16,918)
Benefit from investment in renewable energy tax credits	(17,593)	(18,592)	(17,904)
Other items, net	(5,967)	(3,539)	(2,566)
Total provision for income taxes	$626,005	$617,229	$514,103

The Company has invested in tax credit equity investments for the purposes of receiving renewable energy tax credits.  During the years ended December 31, 2022, 2021 and 2020, the Company recognized investment tax credits in the amount of $167.6 million, $177.1 million and $170.5 million, respectively, all of which were realized through reductions in cash income taxes paid and were reflected as a component of the change in Income taxes payable on the accompanying Consolidated Statements of Cash Flows for the respective years.  See Note 1 for further information concerning the Company’s investment in tax credit funds.

Deferred income tax assets and liabilities:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and also include the tax effect of carryforwards.

The following table identifies significant components of the Company’s net deferred tax liabilities included in “Deferred income taxes” on the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$2,196	$1,538
Tax credits	—	284
Other accruals	137,474	142,714
Operating lease liability	538,890	513,492
Other	17,115	16,117
Total deferred tax assets	695,675	674,145

Deferred tax liabilities:
Inventories	104,572	64,562
Property and equipment	233,288	212,649
Operating lease asset	521,541	496,996
Other	81,621	75,150
Total deferred tax liabilities	941,022	849,357

Net deferred tax liabilities	$(245,347)	$(175,212)

Unrecognized tax benefits:

The following table summarizes the changes in the gross amount of unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Unrealized tax benefit, balance at January 1,	$26,847	$30,967	$31,475
Additions based on tax positions related to the current year	4,146	5,446	4,795
Payments related to items settled with taxing authorities	(1,000)	(2,570)	—
Reductions due to the lapse of statute of limitations and settlements	(5,195)	(6,996)	(5,303)
Unrealized tax benefit, balance at December 31,	$24,798	$26,847	$30,967

For the years ended December 31, 2022, 2021 and 2020, the Company recorded a reserve for unrecognized tax benefits, including interest and penalties, in the amounts of $28.3 million, $30.7 million and $35.9 million, respectively.  The timing related to the ultimate resolution or settlement of these uncertain tax positions cannot be determined.  All of the unrecognized tax benefits recorded as of December 31, 2022, 2021 and 2020, respectively, would affect the Company’s effective tax rate if recognized, generally net of the federal tax effect of approximately $6.2 million.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2022, 2021 and 2020, the Company had accrued approximately $3.5 million, $3.8 million and $5.0 million, respectively, of interest and penalties related to uncertain tax positions before the benefit of the deduction for interest on state and federal returns.  During the years ended December 31, 2022, 2021 and 2020, the Company recorded tax expense related to an increase in its liability for interest and penalties in the amounts of $1.5 million, $1.6 million and $2.2 million, respectively.  Although unrecognized tax benefits for individual tax positions may increase or decrease during 2023, the Company expects a reduction of $5.7 million of unrecognized tax benefits during the one-year period subsequent to December 31, 2022, resulting from settlement or expiration of the statute of limitations.

The Company’s United States federal income tax returns for tax years 2019 and beyond remain subject to examination by the Internal Revenue Service.  The Company’s state income tax returns remain subject to examination by various state authorities for tax years ranging from 2011 through 2021.

NOTE 16 – EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share data):

	For the Year Ended
	December 31,
	2022	2021	2020
Numerator (basic and diluted):
Net income	$2,172,650	$2,164,685	$1,752,302

Denominator:
Weighted-average common shares outstanding – basic	64,372	68,967	73,817
Effect of stock options (1)	590	644	645
Weighted-average common shares outstanding – assuming dilution	64,962	69,611	74,462

Earnings per share:
Earnings per share-basic	$33.75	$31.39	$23.74
Earnings per share-assuming dilution	$33.44	$31.10	$23.53

Antidilutive potential common shares not included in the calculation of diluted earnings per share:
Stock options (1)	144	111	291
Weighted-average exercise price per share of antidilutive stock options (1)	$663.36	$479.90	$393.42
(1)	See Note 12 for further information concerning the terms of the Company’s share-based compensation plans.

See Note 9 for information concerning the Company’s subsequent share repurchases.

NOTE 17 – QUARTERLY RESULTS (Unaudited)

The following tables set forth certain quarterly unaudited operating data for the fiscal years ended December 31, 2022 and 2021.  The unaudited quarterly information includes all adjustments, which the Company considers necessary for a fair presentation of the information shown (in thousands, except per share data):

	Fiscal 2022
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Sales	$3,296,011	$3,670,737	$3,798,619	$3,644,493
Gross profit	1,708,072	1,884,718	1,934,962	1,853,954
Operating income	669,530	798,550	804,194	682,217
Net income	481,880	576,760	585,438	528,572
Earnings per share – basic (1)	$7.24	$8.86	$9.25	$8.45
Earnings per share – assuming dilution (1)	$7.17	$8.78	$9.17	$8.37

	Fiscal 2021
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Sales	$3,090,899	$3,465,601	$3,479,570	$3,291,493
Gross profit	1,640,795	1,826,378	1,818,240	1,734,536
Operating income	691,105	795,583	754,599	675,881
Net income	501,609	585,451	558,652	518,973
Earnings per share – basic (1)	$7.13	$8.41	$8.14	$7.71
Earnings per share – assuming dilution (1)	$7.06	$8.33	$8.07	$7.64
(1)	Earnings per share amounts are computed independently for each quarter and annual period. The quarterly earnings per share amounts may not sum to equal the full-year earnings per share amount.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework).  Based on this assessment, management believes that as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information required by Part III is incorporated by reference from the Company’s Proxy Statement on Schedule 14A for the 2023 Annual Meeting of Shareholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the end of the Company’s most recent fiscal year.  Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to the Company’s Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-K.

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

The Board of Directors has established an Audit Committee pursuant to Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee currently consists of Jay D. Burchfield, Thomas T. Hendrickson, John R. Murphy, Dana M. Perlman, Maria A. Sastre, Andrea M. Weiss, and Fred Whitfield, each an independent director in accordance with The Nasdaq Stock Market Marketplace Rule 5605(a)(2), the standards of Rule 10A-3 of the Exchange Act and the requirements of The Nasdaq Stock Market Marketplace Rule 5605(c)(2).  In addition, our Board of Directors has determined that Mr. Hendrickson, Chairperson of the Audit Committee, qualifies as an audit committee financial expert under Item 407(d)(5) of Regulation S-K.

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

1.	Financial Statements - O’Reilly Automotive, Inc. and Subsidiaries

The following consolidated financial statements of O’Reilly Automotive, Inc. and Subsidiaries included in the Annual Shareholders’ Report of the registrant for the year ended December 31, 2022, are filed with this Annual Report in Part II, Item 8:

●	Management’s Report on Internal Control over Financial Reporting
●	Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting
●	Report of Independent Registered Public Accounting Firm – Financial Statements
●	Consolidated Balance Sheets as of December 31, 2022 and 2021
●	Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
●	Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
●	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020
●	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
●	Notes to Consolidated Financial Statements for the years ended December 31, 2022, 2021 and 2020

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

4.3	Form of 3.850% Note due 2023, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 20, 2013, is incorporated herein by this reference.
4.4

Indenture, dated as of March 8, 2016, by and among O’Reilly Automotive, Inc., the subsidiaries party thereto as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 8, 2016, is incorporated herein by this reference.

4.5

Supplemental Indenture, dated as of March 8, 2016, by and among O’Reilly Automotive, Inc., the subsidiaries party thereto as guarantors, and UMB Bank, N.A., as Trustee, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 8, 2016, is incorporated herein by this reference.

4.6	Form of 3.550% Note due 2026, included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 8, 2016, is incorporated herein by this reference.
4.7

Second Supplemental Indenture, dated as of August 17, 2017, by and between O’Reilly Automotive, Inc. and UMB Bank N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2017, is incorporated herein by this reference.

Exhibit No.	Description

4.8	Form of Note for 3.600% Senior Notes due 2027, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2017, is incorporated herein by this reference.
4.9

Third Supplemental Indenture, dated as of May 17, 2018, by and between O’Reilly Automotive, Inc. and UMB Bank N.A., as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2018, is incorporated herein by this reference.

4.10	Form of Note for 4.350% Senior Notes due 2028, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 17, 2018, is incorporated herein by this reference.
4.11

Indenture, dated as of May 20, 2019, by and between O’Reilly Automotive, Inc. and U.S. Bank Trust Company National Association (formerly known as U.S. Bank National Association), as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2019, is incorporated herein by this reference.

4.12

First Supplemental Indenture, dated as of May 20, 2019, by and between O’Reilly Automotive, Inc. and U.S. Bank Trust Company National Association (formerly known as U.S. Bank National Association), as Trustee, filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 20, 2019, is incorporated herein by this reference.

4.13	Form of Note for 3.900% Senior Notes due 2029, included in Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 20, 2019, is incorporated herein by this reference.
4.14

Description of Capital Stock Exchange Act Section 12 Registered Securities of O’Reilly Automotive, Inc., filed as Exhibit 4.20 to the Registrant’s Annual Shareholders’ Report on Form 10-K dated February 28, 2020, is incorporated herein by this reference.

4.15

Second Supplemental Indenture, dated as of March 27, 2020, by and between O’Reilly Automotive, Inc. and U.S. Bank Trust Company National Association (formerly known as U.S. Bank National Association), as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2020, is incorporated herein by this reference.

4.16	Form of Note for 4.200% Senior Notes due 2030, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2020, is incorporated herein by this reference.
4.17

Third Supplemental Indenture, dated as of September 23, 2020, by and between O’Reilly Automotive, Inc. and U.S. Bank Trust Company National Association (formerly known as U.S. Bank National Association), as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2020, is incorporated herein by this reference.

4.18	Form of Note for 1.750% Senior Notes due 2031, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2020, is incorporated herein by this reference.
4.19

Fourth Supplemental Indenture, dated as of June 15, 2022, by and between O’Reilly Automotive, Inc. and U.S. Bank Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2022, is incorporated herein by this reference.

4.20	Form of Note for 4.700% Senior Notes due 2032, included in Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2022, is incorporated herein by this reference.
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

O’REILLY AUTOMOTIVE, INC.
(Registrant)

Date:	February 28, 2023

By:	/s/	Gregory D. Johnson
Gregory D. Johnson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:	February 28, 2023

	/s/	Greg Henslee	/s/	David O’Reilly
	Greg Henslee		David O’Reilly
	Director and Executive Chairman of the Board		Director and Executive Vice Chairman of the Board

	/s/	Larry O’Reilly	/s/	Jay D. Burchfield
	Larry O’Reilly		Jay D. Burchfield
	Director and Vice Chairman of the Board		Director

	/s/	Thomas T. Hendrickson	/s/	John R. Murphy
	Thomas T. Hendrickson		John R. Murphy
	Director		Director

	/s/	Dana M. Perlman	/s/	Maria A. Sastre
	Dana M. Perlman		Maria A. Sastre
	Director		Director

	/s/	Andrea M. Weiss	/s/	Fred Whitfield
	Andrea M. Weiss		Fred Whitfield
	Director		Director

	/s/	Gregory D. Johnson	/s/	Jeremy A. Fletcher
	Gregory D. Johnson		Jeremy A. Fletcher
	Chief Executive Officer		Executive Vice President and
	(Principal Executive Officer)		Chief Financial Officer
(Principal Financial and Accounting Officer)